Form 10-K
MINNESOTA POWER & LIGHT CO
filed 1995-03-24
CIK 66756

===============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1994

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 1-3548

                       MINNESOTA POWER & LIGHT COMPANY
          (Exact name of registrant as specified in its charter)

                    Minnesota                              41-0418150
           (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)             Identification No.)
             30 West Superior Street
                Duluth, Minnesota                             55802
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (218) 722-2641

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Stock
          Title of Each Class                Exchange on Which Registered
          -------------------                ----------------------------

     Common Stock, without par value            New York Stock Exchange

     5% Cumulative Preferred Stock,
       par value $100 per share                 American Stock Exchange

     Serial Preferred Stock, $7.36 Series,
          cumulative, without par value         American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                    Preferred Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  /X/       No   / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by nonaffiliates on March 1, 1995, was $839,981,386.

     As of March 1, 1995, there were 31,251,068 shares of Minnesota Power & Light Company Common Stock, without par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Minnesota Power 1994 Annual Report are incorporated by reference in Part II, Items 7 and 8, and portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference in
Part III.
===============================================================================

                                   INDEX

                                                                      Page
PART I
Item 1.   Business                                                         1
Electric Utility Operations                                                1
          Electric Sales                                                   2
               Firm Large Power Customer Contracts                         2
          Purchased Power                                                  4
          Capacity Sales                                                   5
          Fuel                                                             5
          Regulatory Issues                                                6
               Electric Rates                                              6
               Federal Energy Regulatory Commission                        7
               Minnesota Public Utilities Commission                       8
               Public Service Commission of Wisconsin                      9
          Capital Expenditure Program                                      9
          Competition                                                     10
               Retail                                                     10
               Wholesale                                                  10
          Franchises                                                      11
          Environmental Matters                                           11
               Air                                                        11
               Water                                                      12
               Solid Waste                                                12
               Mining Control and Reclamation                             13
Water Utility Operations                                                  13
          Regulatory Issues                                               14
               Florida Public Service Commission                          14
               North Carolina Utilities Commission and
                    South Carolina Public Service Commission              15
          Capital Expenditure Program                                     16
          Franchises                                                      16
          Environmental Matters                                           16
Investments and Corporate Services                                        18
          Capital Expenditure Program                                     20
          Environmental Matters                                           20
Executive Officers of the Registrant                                      21
Item 2.   Properties                                                      23
Item 3.   Legal Proceedings                                               24
Item 4.   Submission of Matters to a Vote of Security Holders             24
PART II
Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters                                        25
Item 6.   Selected Financial Data                                         25
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  26
Item 8.   Financial Statements and Supplementary Data                     26
Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                     26
PART III
Item 10.  Directors and Executive Officers of the Registrant              26
Item 11.  Executive Compensation                                          26
Item 12.  Security Ownership of Certain Beneficial Owners and Management  26
Item 13.  Certain Relationships and Related Transactions                  26
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 27
SIGNATURES                                                                33

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text.

     Abbreviations
     or Acronyms                        Term
----------------------   -----------------------------------------------------

ADESA                    ADESA Corporation
BNI Coal                 BNI Coal, Ltd.
Boise                    Boise Cascade Corp.
Boswell                  Boswell Energy Center
Btu                      British thermal units
Capital Re               Capital Re Corporation
CIP                      Conservation Improvement Programs
Company                  Minnesota Power & Light Company and its Subsidiaries
Duluth                   City of Duluth, Minnesota
Energy Policy Act        National Energy Policy Act of 1992
EPA                      Environmental Protection Agency
FERC                     Federal Energy Regulatory Commission
FPSC                     Florida Public Service Commission
Heater                   Heater Utilities, Inc.
Hibbard                  M. L. Hibbard Station
Hibbing Taconite         Hibbing Taconite Co.
Inland                   Inland Steel Mining Co.
Laskin                   Laskin Energy Center
Lehigh                   Lehigh Acquisition Corporation
LSPI                     Lake Superior Paper Industries
Manitoba Hydro           Manitoba Hydro Electric Board
MBtu                     Million British thermal units
Minnesota Paper          Minnesota Paper, Incorporated
Minnesota Power          Minnesota Power & Light Company and its Subsidiaries
Minnkota                 Minnkota Power Cooperative, Inc.
MPCA                     Minnesota Pollution Control Agency
MPUC                     Minnesota Public Utilities Commission
MW                       Megawatt(s)
MWh                      Megawatt-hour
National                 National Steel Pellet Co.
NCUC                     North Carolina Utilities Commission
Note __                  Note __ to the consolidated financial statements in
                           the Minnesota Power 1994 Annual Report
PSCW                     Public Service Commission of Wisconsin
Rainy River              Rainy River Energy Corporation
Reach All                Reach All Partnership
SCPSC                    South Carolina Public Service Commission
Square Butte             Square Butte Electric Cooperative
SRFI                     Superior Recycled Fiber Industries Joint Venture
SSU                      Southern States Utilities, Inc.
SWL&P                    Superior Water, Light and Power Company
Synertec                 Synertec, Incorporated
Topeka                   Topeka Group Incorporated
UtilEquip                UtilEquip, Incorporated
WPPI                     Wisconsin Public Power, Inc. SYSTEM

                                   PART I

Item 1.  Business.

     Minnesota Power is an operating public utility incorporated under the laws of the State of Minnesota in 1906. Its principal executive office is at 30 West Superior Street, Duluth, Minnesota, 55802; and its telephone number is (218) 722-2641. Minnesota Power has operations in three business areas:
(1) electric utility operations, which include electric, gas and coal mining operations; (2) water utility operations, which include water, wastewater and sanitation operations; and (3) investments and corporate services, which include investments in securities, equity ownership in a financial guaranty reinsurance company, real estate, paper and pulp production and manufacturing of truck-mounted lifting equipment. As of December 31, 1994, the Company and its subsidiaries had approximately 2,500 employees.

               Summary of Consolidated Earnings Per Share
               ------------------------------------------
                                     1994          1993           1992
                                    -----         -----          -----
Total Earnings Per Share            $2.06         $2.20          $2.47

Business Area                                     Percentage
Electric Utility Operations            62%           64%            56%
Water Utility Operations               23             4             (2)
Investments and Corporate Services     15            32             46
                                      ---           ---            ---
                                      100%          100%           100%

     Since 1983 Minnesota Power has been diversifying to reduce its reliance on electricity sales to Minnesota's taconite industry and to gain additional earnings growth potential. Acquisitions have been a primary means of diversification, and this is expected to continue as the Company reinvests funds from its securities investment portfolio in additional businesses.

     For a detailed discussion of results of operations and trends, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Minnesota Power 1994 Annual Report. For business segment information, see Note 1.

     The information contained or incorporated by reference in this annual report on Form 10-K reflects a categorization of the Company's business which is different from the categorization used in the annual report on Form 10-K for 1993. Financial data from prior years has been reclassified in this annual report on Form 10-K to present comparable data in all periods.


                         Electric Utility Operations

     Minnesota Power's electric utility operations generate, distribute and sell electricity in a 26,000 square mile electric service territory located in northern Minnesota. On December 31, 1994, the Company was supplying retail electric service to 119,100 customers in 135 cities, towns and communities, and outlying rural areas. The largest city served is Duluth with a population of 85,000 based on the 1990 census. Wholesale electric service for resale is supplied to 13 municipal distribution systems, a private utility and to SWL&P. Transmission service (wheeling) is provided to 7 customers.

     Minnesota Power has three wholly owned subsidiary companies within its electric utility operations - SWL&P, BNI Coal and Rainy River. SWL&P provides electric, water and natural gas service in Superior, Wisconsin, and adjacent areas. As of December 31, 1994, SWL&P was supplying electric service to 13,700 customers, water service to 9,800 customers and gas service to 10,400 customers. BNI Coal owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota and Square Butte, presently consume virtually all of BNI Coal's production of lignite coal under coal supply agreements extending to 2027. Minnkota has an option to extend its coal supply agreement to 2042. (See - Fuel.) Rainy River is exploring possibilities for participation in cogeneration projects.

Electric Sales

     The Company expects that kilowatt-hour sales will remain relatively stable over the next five years. (See Regulatory Issues - Minnesota Public Utilities Commission.)

                    Summary of Electric Revenue and Income
                    --------------------------------------
                                             1994         1993         1992
                                             ----         ----         ----
                                                       In thousands
Total Electric Revenue and Income         $453,182     $457,719       $449,803

Type of Sales and Income                               Percentage
  Retail Sales
    Industrial
      Taconite and Iron Mining <F1>             35%          34%           37%
      Paper and Other Wood Products             14           14            14
      Other Industrial                           6            8             8
                                               ---          ---           ---
        Total Industrial                        55           56            59
    Residential                                 12           11            11
    Commercial                                  12           11            11
    Other Retail                                 3            4             3
  Sales for Resale <F2>                          8            7             6
  Other Sales and Income                        10           11            10
                                               ---          ---           ---
                                               100%         100%          100%

--------------------------
<F1> The Company's largest customers, Minntac and Hibbing Taconite, represented 13 percent and 10 percent, respectively, of total electric revenue and income in 1994, 1993 and 1992.

<F2> The Company sold 171 MW of firm energy to sales for resale customers in
     1994. (See Regulatory Issues - Federal Energy Regulatory Commission.)

     In the last five years, more than 70 percent of all iron ore consumed by iron and steel plants in the United States has originated from within the Company's Minnesota electric service territory. Taconite, an iron-bearing rock of relatively low iron content which is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock and agglomerate and pelletize the iron particles into taconite pellets. The taconite industry in Minnesota has had relatively stable production levels over the past five years. Annual production from the Minnesota taconite companies was 43 million tons in 1994, 41 million tons in 1993, 40 million tons in 1992, 41 million tons in 1991, and 44 million tons in 1990. The Company estimates that 1995 taconite production will be about 48 million tons.

     Firm Large Power Customer Contracts

     The Company has power contracts which require the Company to have a certain amount of capacity available at all times (Firm Power) with five large taconite and five paper producing customers, each requiring 10 MW or more (Firm Large Power Customers). Contracts with these ten Firm Large Power Customers require payment of minimum monthly demand charges that cover most of the fixed costs associated with having capacity available to serve them, including a return on common equity. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatt-hour sales to such customers. These contracts, which are subject to MPUC approval, have a minimum contract term of ten years initially, with a four-year cancellation notice required for termination of the contract at or beyond the end of the tenth year. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. As of March 17, 1995, the minimum annual revenue the Company would collect under contracts with these Firm Large Power Customers, assuming no electric energy use by these customers, is estimated to be $113.6, $95.7, $92.8, $80.2 and $61.1 million during the years 1995, 1996, 1997, 1998 and
1999, respectively. The Company believes actual revenue received from these Firm Large Power Customers will be substantially in excess of the minimum contract amounts.

       Contract Status for Minnesota Power Firm Large Power Customers
                           as of March 17, 1995
                                                                         Firm
                                                                      Contracted        Earliest
Plant and Location  Operating Agent     Ownership                        MW <F1>      Termination Date
------------------  ---------------     ---------                     ----------     ----------------
Eveleth Mines       Oglebay Norton      41.7% Rouge Steel Co.         67.0 <F2>       October 31, 1999
Eveleth, MN          Co.                17.8% Oglebay Norton Co.
                                        28.5% Armco Steel
                                        12.0% Steel Co. of Canada

Hibbing Taconite    Cliffs Mining       50% Bethlehem Hibbing         162.2 <F3>     December 31, 2000
  Co.                 Company             Corporation
Hibbing, MN                             10% Cliffs Mining Company
                                        6.67% Ontario Hibbing
                                          Company
                                        33.33% Hibbing Development
                                         Company

Inland Steel        Inland Steel        100% Inland Steel Co.         45.0 <F4>       October 31, 1997
  Mining Co.        Mining Co.
Virginia, MN

Minntac (USX)       U.S. Steel Co.      100% USX Corp.                201.0 <F5>      April 30, 1999
Mt. Iron, MN

National Steel      National Steel      100% National Steel Corp.     85.0 <F6>       October 31, 2004
  Pellet Co.          Corp.
Keewatin, MN

Blandin Paper Co.   Blandin Paper Co.   100% Fletcher Challenge       50.6 <F7>       December 31, 2003
Grand Rapids, MN                        Canada Ltd.

Boise Cascade       Boise Cascade Corp. 100% Boise Cascade Corp.      32.0           December 31, 1998
  Corp.
International
  Falls, MN

Lake Superior       Lake Superior       50% Minnesota Paper           48.0 <F8>       December 31, 2005
  Paper Industries    Paper             50% Pentair Duluth Corp.
Duluth, MN            Industries

Potlatch Corp.      Potlatch Corp.      100% Potlatch Corp.           14.7           April 30, 1997
Cloquet, MN

Potlatch Corp.      Potlatch Corp.      100% Potlatch Corp.           10.0           November 30, 1999
Brainerd, MN

-----------------------------
The following terms are used in the contract descriptions footnoted below.

Firm demand is a take-or-pay obligation which is the sum of contract demand plus incremental demand.

Incremental production service is billed on an energy only basis for energy used above a customer's specific demand threshold. This service does not include a take-or-pay obligation.

Interruptible service is electrical service for a customer that may be interrupted by the Company under certain conditions. In return for this service, customers receive a reduced demand charge, but are obligated to the Company for future service requirements. In June 1993 the MPUC approved 100 MW of interruptible service. In October 1994 the MPUC approved an additional 100 MW of interruptible service to become effective May 1, 1995.

<F1> Firm contracted MW represents take-or-pay obligation for March 1995.

<F2> Eveleth Mines has firm demand through October 1999. Service requirements through October 1995 are between 58 and 67 MW, from November 1995 through October 1998 are at 51 MW, and from November 1998 through October 1999 are at 37.8 MW. This contract also provides $2.15 million of CIP funding commitments and allows Eveleth to use incremental production service as well as interruptible service. Beginning May 1, 1995, 10 MW of Eveleth's firm demand will be interruptible service.

<F3> Hibbing Taconite has contract demand of 120.6 MW through December 2000 and incremental demand of approximately 40 MW through December 1997. Hibbing Taconite's firm demand includes 53 MW of interruptible service. This contract also includes a CIP funding commitment of $2.1 million and incremental production service for loads above 162.7 MW. Beginning May 1, 1995, Hibbing Taconite's firm demand will include another 28 MW of interruptible service.

<F4> Inland has contract demand of 34 MW and incremental demand of between 9 and 11 MW through October 1997. Inland's firm demand includes 18 MW of interruptible service.

<F5> Minntac (USX) has contract demand of 150.4 MW through December 1995, incremental demand of between 50.6 and 52.6 MW through April 1995, and contract demand of 95 MW from January 1996 through April 1999. This contract also includes a CIP funding commitment of $1.85 million and provides for incremental production service for loads in excess of 203 MW. Beginning May 1, 1995, 21 MW of Minntac's firm demand will be interruptible service.

<F6> National has firm demand of 85 MW (63 MW of contract demand and 22 MW of incremental demand) through October 2004. An amendment incorporating incremental production service over 85 MW and updating the interruptible service provision is subject to MPUC approval. Beginning May 1, 1995, 39 MW of National's firm demand will be interruptible service.

<F7> Blandin Paper has contract demand of 37.5 MW and incremental demand of
     13.1 MW through December 2003.

<F8> LSPI has contract demand of 38 MW, incremental demand of 10 MW, and incremental production service above 52 MW through December 2005. LSPI's firm demand includes 29 MW of interruptible service and beginning May 1, 1995, will include another 2 MW of interruptible service.

Purchased Power

     Minnesota Power has contracts to purchase capacity from various entities.

          Contract Status of Minnesota Power Purchased Power Contracts
Entity                                  Contract MW         Contract Period
------                                  -----------         ---------------
Participation Power Purchases <F1>
-----------------------------
     Square Butte <F2>                       323       May 6, 1977, through December 31, 2007
     LTV Steel Mining Company                 75       November 1, 1991, through April 30, 1995
     City of Aitkin                            2       May 1, 1993, through April 30, 1998
     City of Two Harbors                       2       May 1, 1993, through April 30, 1998
     Silver Bay Power Company                 10       May 1, 1995, through October 31, 1995

----------------------------
<F1> Participation power purchase contracts require the Company to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The selling entity is obligated to provide energy as scheduled by the Company from the generating unit specified in the contract as energy is available from that unit.

<F2> The Company has a contract which extends through 2007 to purchase 71 percent of the output of a generating plant owned by Square Butte which is capable of generating up to 455 MW. Reductions to about 49 percent of the output are provided for in the contract and, at the option of Square Butte, could begin after a five-year advance notice to the Company. The cost of the power and energy purchased is a proportionate share of Square Butte's fixed obligations and operating costs based on the percentage of the total output purchased by the Company. The annual fixed lease obligations of the Company to Square Butte are $19.4 million from 1995 through 1999. The variable obligation consists of operating costs which are not incurred unless production takes place. The Company is responsible for paying all costs and expenses of Square Butte (including leasing, operating and any debt service costs) if not paid by Square Butte when due. These obligations and responsibilities of the Company are absolute and unconditional, whether or not any power is actually delivered to the Company. (See Note 10.)

Capacity Sales

     Minnesota Power has contracts to sell capacity to nonaffiliated utility companies.

          Contract Status of Minnesota Power Capacity Sales Contracts
Utility                             Contract MW                  Contract Period
-------                             -----------                  ---------------
Participation Power Sales <F1>
-------------------------

  Interstate Power Company              55             May 1 through October 31 of each year from
                                                            1994 through 2000
                                        20             November 1, 1997, through April 30, 1998
                                        35             November 1, 1998, through April 30, 1999
                                        50             November 1, 1999, through April 30, 2000

Firm Power Sales <F2>
----------------
  Wisconsin Power & Light Company       30             November 1, 1993, through December 31, 1997
                                        75             January 1, 1998, through December 31, 2007

  Northern States Power Company        150             May 1 through October 31 of each year from
                                                            1994 through 1996

  Cooperative Power Association         25             April 1, 1995, through September 30, 1995
                                        10             April 1, 1997, through September 30, 1997

  Minnkota Power Cooperative            10             May 1 through October 31 of each year for 1995
                                                            and 1996

-----------------------
<F1> Participation power sales contracts require the purchasing utility to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The Company is obligated to provide energy as scheduled by the purchasing utility from the generating unit specified in the contract as energy is available from that unit.

<F2> Firm power sales contracts require the purchasing utility to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The Company is obligated to provide energy as scheduled by the purchasing utility.

Fuel

     The Company has experienced no difficulty in obtaining an adequate fuel supply. The Company purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana and Wyoming to meet substantially all of its coal supply requirements. Coal consumption for electric generation at the Company's Minnesota coal-fired generating stations in 1994 was about
3.4 million tons. As of December 31, 1994, the Company had a coal inventory of about 410,000 tons. During 1994, the Company obtained its coal through both long- and short-term agreements. A long-term agreement (January 1993 through May 1997) with Big Sky Coal Company enables the Company to purchase up to 2.5 million tons of coal on an annualized basis from the Big Sky Mine. The Company also obtained coal under one-year agreements from Kennecott Energy Company's Spring Creek Mine, Western Energy Company's Rosebud Mine, and additional coal from Big Sky Coal Company's Big Sky Mine. In August 1994 the Company entered into a separate agreement (November 1994 through May
1997) with Big Sky Coal Company to purchase an additional 600,000 tons of coal on an annualized basis from the Big Sky Mine. The Company will obtain coal in 1995 under similar one-year agreements with Kennecott Energy Company and Western Energy Company and will continue to obtain coal under its long-term agreements with Big Sky Coal Company. This mix of coal supply options allows the Company to reduce market risk and to take advantage of favorable spot market prices.

The Company is exploring future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

     Burlington Northern Railroad transports the coal by unit train from Montana or Wyoming to the Company's generating stations. The Company and Burlington Northern Railroad have two long-term coal freight-rate contracts that have been in effect since January 1, 1993. These contracts substantially lowered the delivered price of coal to Minnesota Power. The contracts provide for coal deliveries through 2002 to Laskin and through 2003 to Boswell. The Company also has a contract with the Duluth Missabe & Iron Range Railway which is the final destination short-hauler to Laskin. This contract, which has been in effect since October 15, 1992, also substantially lowered the delivered price of coal and provides for deliveries through 2002. The delivered price of coal is subject to periodic adjustments in freight rates.

               Summary of Coal Delivered to Minnesota Power
               --------------------------------------------
                                                  Average Delivery Price
                                                  ----------------------
     Year Ended December 31                       Per Ton       Per MBtu
     ----------------------                       -------       --------
          1994                                    $19.27         $1.08
          1993                                    $19.31         $1.07
          1992                                    $21.30         $1.18

     The generating unit operated by Square Butte, which is capable of generating up to 455 MW, burns North Dakota lignite that is being supplied by BNI Coal, a wholly owned subsidiary of the Company, pursuant to the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 1994 was approximately 56 cents per million Btu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit. Under the various agreements with Square Butte, the Company is unconditionally obligated to pay all costs not paid by Square Butte when due. These costs include the price of lignite purchased under a cost-plus contract from BNI Coal. (See Item 2. Properties and Note 10.) BNI Coal has experienced no difficulty in supplying all of Square Butte's lignite requirements.

Regulatory Issues

     The Company and its subsidiaries are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility companies.

     The Company and its subsidiaries are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Minnesota Power's retail rates, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 55 percent, 6 percent, and 5 percent, respectively, of the Company's 1994 total operating revenue and income.

     Electric Rates

     The Company has historically designed its electric service rates based on cost of service studies under which allocations are made to the various classes of customers. Nearly all retail sales include billing adjustment clauses which adjust electric service rates for changes in the cost of fuel and purchased energy, and recovery of current and deferred CIP expenditures.

     The Company's current policy for all contracts with Firm Large Power Customers is to require a minimum initial contract term of ten years with the term perpetuated thereafter (continuous term) subject to a minimum cancellation notice of four years. The Company's Firm Power rate schedules are designed to recover the fixed costs of providing Firm Power to Firm Large Power Customers, including a return on common equity, regardless of the amount of power or energy actually used. A Firm Large Power Customer's monthly demand charge obligation in any particular month is determined based upon the greater of its actual demand for electricity or the firm demand amount. Contract and rate schedule provisions provide for adjustment if the customer's firm demand amount is set significantly below the customer's actual electric requirements. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the regulatory process governing all retail electric rates. Contracts with eight of the ten Firm Large Power Customers provide for deferral without interest or diminishment of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage.

     The Company also has contracts with large industrial customers who require less than 10 MW of capacity (Large Light and Power Customers). The terms of these contracts vary depending upon the customers' demand for power and the cost of extending the Company's facilities to provide electric service. Generally, the contracts for less than 3 MW have one-year terms and the contracts ranging from 3 to 10 MW have initial five-year terms. The Company's rate schedule for Large Light and Power Customers is designed to minimize fluctuations in revenue and to recover a significant portion of the fixed costs of providing service to such customers.

     The Company requires that all large industrial and commercial customers under contract specify the date when power is first required, and thereafter the customer is billed for at least the minimum power for which it contracted. These conditions are part of all contracts covering power to be supplied to new large industrial and commercial customers and to current contract customers as their contracts expire or are amended. All contracts provide that new rates which have been approved by appropriate regulatory authorities will be substituted immediately for obsolete rates, without regard to any unexpired term of the existing contract. All rate schedules are subject to approval by appropriate regulatory authorities.

     Federal Energy Regulatory Commission

     Twelve Minnesota municipalities have contracts with the Company through at least 2007 and three additional municipalities have contracts through 1999. Thirteen of these contracts have caps of about 2 percent per year (including fuel costs) on rate increases. The other two municipal customers signed amendments under which the Company will provide exclusive brokering service for the municipalities' purchases of economy energy and will supply emergency, scheduled outage and firm energy as required through 1999. In 1994, 11 municipal customers purchased 76 MW of Firm Power.

     In September 1988 the FERC approved a contract between Minnesota Power and SWL&P which provides for SWL&P to purchase its power from the Company through at least 1999 and incorporates the same cap on future rate increases as discussed above. The Company also has a contract, approved by the FERC, to supply electricity to Dahlberg Light and Power Company (Dahlberg) through December 2004. SWL&P purchased 87 MW and Dahlberg purchased 8 MW of Firm Power in 1994.

     The Company's hydroelectric facilities which are located in Minnesota are licensed by the FERC. The FERC issued an annual operating license for the St. Louis River hydroelectric project (88.2 MW generation capability) in January 1994, which is effective until a final 30-year license is issued. As a part of the relicensing process, the FERC issued an environmental impact statement for the St. Louis River project in February 1995. A new license is expected in late 1995. The Company filed a draft relicensing application for the Pillager hydroelectric project (1.6 MW) in January 1995 and will file a final application in May 1995. (See Environmental Matters - Water.)

     Minnesota Public Utilities Commission

     In January 1994 the Company filed with the MPUC a request for a final annual rate increase for all retail electric customers aggregating $34 million, or 11.8 percent, with a 12.5 percent return on equity. In August 1994 the Company reduced its requested annual increase of $34 million to $27 million for 1994 and $23 million for 1995 because of reductions in the projected cost of service and the addition of long-term contract commitments by a taconite customer. On February 17, 1994, the MPUC voted to approve the Company's requested annual interim rate increase of $20 million, or 7 percent. This interim rate increase was implemented on March 1, 1994, subject to refund with interest, and will continue until final rates are effective.

     In November 1994 the MPUC issued an order granting the Company an increase in annual electric operating revenue of $19 million, or 6.4 percent, with an 11.6 percent return on equity. Rates for large industrial customers will increase less than 4 percent, while the rate for small businesses will increase 6.5 percent. The rate increase for residential customers will be phased in over three years: 13.5 percent beginning in 1995, an additional
3.75 percent beginning January 1996 and another 3.75 percent beginning January 1997. The increase for large industrial users will be more than offset by savings in coal purchase and transportation costs. These savings are passed on to all customers and are the result of contracts negotiated with suppliers in recent years.

     In December 1994 intervenors, including the Company, filed with the MPUC for reconsideration of its November 1994 order. In a March 15, 1995 order, the MPUC denied all material aspects of the requests for reconsideration and upheld the increase granted in November 1994. This order is subject to appeal for a 30 day period ending April 14, 1995. However, no appeals have been filed to date. Final rates are expected to be implemented in the second quarter of 1995.

     In 1994 the Company collected $17.2 million of interim revenue, subject to refund with interest. As of December 31, 1994, the Company had reserved $6.1 million of the interim rate revenue for anticipated refunds.

     In 1991 the Minnesota State Legislature passed legislation that mandates Minnesota electric utilities to spend a minimum of 1.5 percent of gross annual electric revenue by 1995, on CIP. In 1994, 1993 and 1992, the Company spent $8, $4.1 and $1.8 million, respectively, on CIP and expects to spend a total of $8.5 million during 1995. The MPUC allows such conservation expenditures to be accumulated in a deferred account for recovery through future rates.

     In January 1994 the Company began recovering ongoing 1994 CIP expenditures and $8.2 million of deferred CIP expenditures incurred prior to December 31, 1993, through an annual billing adjustment mechanism approved by the MPUC. Through the adjustment the Company is allowed to recover current and deferred CIP expenditures and a lost margin associated with power saved as a result of these programs. The adjustment is revised annually to reflect CIP expenditures that differ from the base level included in the rate schedules. The Company collected $7.8 million of CIP related revenue in 1994.

     In 1993 the MPUC approved 100 MW of interruptible service for Firm Large Power Customers. As a condition to taking advantage of the interruptible service, the customers agreed that, to the extent they have electric service requirements (other than requirements served by the customer's ownership share of electric generating facilities at the customer's site) in the period 1997 through 2008, such customers will purchase from the Company not less than the initially certified interruptible load allocation. Also, if the interruptible customer is permitted in the future to obtain electric service from another supplier, the Company shall have the right of first refusal to provide an additional amount of electric service equal to the customer's allocated interruptible load during the eleven-year period, 1997 through 2008. New contract amendments negotiated and approved in 1993 for Hibbing Taconite, Inland, and LSPI extended the contract demand terms to at least October 31, 1997. Of the initial 100 MW available for the interruptible service, Hibbing Taconite was allocated 53 MW, Inland 18 MW and LSPI 29 MW.

     In 1994 the MPUC approved an additional 100 MW of interruptible service to become effective May 1, 1995. Conditions for service are similar to those with respect to the initial 100 MW offered, however, the period extends from 1999 through 2010. Of the second 100 MW of interruptible service, Eveleth Mines was allocated 10 MW, Hibbing Taconite 28 MW, Minntac 21 MW, National 39 MW, and LSPI 2 MW.

     Minnesota law enables the Company to offer retail customers special rates to meet competition from unregulated energy suppliers or cogenerators. The Company implemented a generation deferral rate in November 1990 for Boise. In March 1994 the MPUC approved an amendment to Boise's contract which includes extension of the generation deferral rate until December 1998. While this rate is lower than the normal retail rate, it provides for recovery of approximately $20 million over the next five years of the Company's fixed costs which would not have been recovered had Boise installed its own generating facilities. In addition, special rates were implemented to attract a new commercial customer that has a 1 MW load. (See Competition.)

     In 1994 the Company asked the MPUC to approve two additional rates for retail customers. First, an economic development rate, if approved, would give discounts to customers who invest in new capital improvements or equipment and increase electrical load on the Company's system. Second, an incremental sales rider has been approved which allows more flexibility for some customers to operate above their specified demand levels in certain months and pay only energy charges for the incremental load. (See Competition.)

     Public Service Commission of Wisconsin

     During 1993 and 1994 SWL&P received approval from the PSCW to expand its gas service territory to serve eight additional rural communities adjacent to its existing service territory. The expansion projects were completed in 1994 at a total cost of $2.4 million.

Capital Expenditure Program

     Capital expenditures for the electric utility operations totaled $45 million during 1994, of which $2 million was for coal operations. Internally generated funds were used to fund these capital expenditures.

     The Company's electric generating stations have the capacity to meet customer needs through the 1990s without major capacity additions or environmental modifications. Electric utility operations capital expenditures are expected to be $37 million in 1995, of which $7 million is related to coal operations. A total of approximately $158 million of electric utility operations capital expenditures is expected during the period 1996 through 1999, of which $10 million is related to coal operations. The Company's estimates of such capital expenditures and the sources of financing are subject to continuing review and adjustment.

Competition

     The enactment of the Energy Policy Act resulted in an increase in the competitive forces that affect two of the three key elements of the electric utility industry, namely generation and transmission. The third element, distribution, remains unaffected. This legislation has resulted in a more competitive market for electricity in both the retail and wholesale markets.

     Minnesota Power is well-positioned to meet both retail and wholesale competitive forces. The Company's rates are very competitive even with the retail rate increase approved by the MPUC in November 1994. Many of the Company's wholesale and Firm Large Power Customers have extended the terms of their electric service agreements with the Company. As such agreements are extended, the Company's competitive position is enhanced. In addition to providing electricity to its customers, the Company offers its customers a wide variety of value-added services, including conservation improvement services, to meet their energy needs. The Company has also obtained MPUC approval to offer interruptible rates to Firm Large Power Customers and may offer competitive rates within its service territory to serve customers that could otherwise obtain their energy needs from an unregulated energy supplier or by generating their own electricity with MPUC approval.

     Retail

     Large industrial and commercial customers that have the ability to own and operate their own generation facilities may compete directly with the Company to supply their own electric needs. If these facilities are Qualifying Facilities (QFs), the customers that own them may require that the Company purchase the output from them at the Company's "avoided cost" pursuant to the Public Utility Regulatory Policies Act. Additionally, these customers, as well as the balance of the Company's customers, may elect to substitute other sources of energy, such as natural gas, oil or wood, for various end uses rather than continuing to use electric energy. Municipalities may elect to serve customers of the Company lying within municipal boundaries, but must fully compensate the Company for its loss of property and revenue associated with this load. Finally, the prospect that large industrial customers might seek state authorization of retail wheeling in the future would have the effect of substantially increasing competition in the retail segment of the market for electricity.

     Wholesale

     The Energy Policy Act increased competition in the wholesale market by eliminating existing legal barriers with respect to entry into the generation market and with respect to the provision of transmission services. First, the Energy Policy Act created a new class of power producers, known as Exempt Wholesale Generators (EWGs). EWGs are exempt from regulation under the Public Utility Holding Company Act of 1935 and EWG sales are generally subject to less regulation than sales by traditional utilities. The fact that EWGs may include independent power producers as well as affiliates of electric utilities marks a further diminution of the role of electric utilities as the exclusive generators of electric energy. Second, the Energy Policy Act authorized the FERC to order utilities which own or operate transmission facilities to provide wholesale transmission services to or from other utilities or entities generating electric energy for sale or resale, provided that the rates charged for transmission services are recovered from the entity seeking the transmission service and not from the transmitting utility's existing wholesale, retail or transmission customers. The Energy Policy Act expressly prohibits the FERC from ordering a utility to provide retail wheeling services to any of its customers.

Franchises

     Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 93 cities and towns located within its service territory. SWL&P holds franchises in 11 cities and towns within its service territory. The remaining cities and towns served will not grant a franchise or do not require a franchise to operate within their boundaries.

Environmental Matters

     The Company's electric utility operations are subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, solid wastes, and other environmental matters. The Company considers its electric utility operations to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained. Except as noted below, the Company does not currently anticipate that its potential capital expenditures for environmental control purposes will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

     Air

     The Federal Clean Air Act Amendments of 1990 (Clean Air Act) require that specified fossil-fueled generating plants meet new sulfur dioxide and nitrogen oxide emission standards beginning January 1, 1995 (Phase I) and that virtually all generating plants meet more strict emission standards beginning January 1, 2000 (Phase II). None of Minnesota Power's generating facilities are covered by the Phase I requirements of the Clean Air Act.

     The Clean Air Act creates emission allowances for sulfur dioxide based on formulas relating to the permitted 1985 emissions rate and a baseline of average fossil fuel consumed in the years 1985, 1986 and 1987. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Minnesota Power's generating facilities in Minnesota burn mainly low-sulfur western coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. Phase II sulfur dioxide emission requirements are currently being met by Boswell Unit 4. Some moderate reductions in emissions may be necessary from Boswell Units 1, 2, and 3, Laskin Units 1 and 2, and Square Butte to meet the Phase II sulfur dioxide emission requirements. The Company believes it is in a good position to comply with the sulfur dioxide standards without extensive modifications. Any required reductions at the Minnesota generating facilities are expected to be achieved through the use of lower sulfur coal. Square Butte anticipates meeting any required reductions through increased use of existing scrubbers.

     The Clean Air Act requires the EPA to set the nitrogen oxide limitations by January 1, 1997, for Phase II generating units. To meet anticipated Phase II nitrogen oxide limitations, the Company expects to install low-nitrogen oxide burner technology by the year 2000. Square Butte will be able to determine the costs of complying with the nitrogen oxide limitations when regulations applicable to this plant are promulgated by the EPA. Based on preliminary estimates, the costs of complying with the nitrogen oxide limitations for Boswell, Laskin and Hibbard are not expected to exceed $10 million.

     Installation of continuous emission monitoring equipment by January 1, 1995, is also required by the Clean Air Act for Phase II units. Boswell, Laskin and Hibbard installed $2.8 million of continuous emission monitoring
(CEM) equipment, and Square Butte installed over $400,000 of CEM equipment in 1994.

     In August 1993 the Company indicated its intent to work with the U.S. Department of Energy to identify appropriate activities that the Company has taken and additional measures that the Company may undertake on a voluntary basis that will result in limitations, reductions or sequestrations of greenhouse gas emissions by the year 2000. Section 1605 of the Energy Policy Act mandates timely and acceptable definitions of greenhouse gas accounting guidelines and greenhouse gas crediting guidelines. The Company has agreed to participate in this voluntary program provided that such participation is consistent with the Company's integrated resource planning process, does not have a material adverse effect on the Company's competitive position with respect to rates and costs, and continues to be acceptable to the Company's regulators.

     Water

     The Federal Water Pollution Control Act of 1972 (FWPCA), as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, established the National Pollutant Discharge Elimination System (NPDES) permit program. The FWPCA requires that NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters.

     The MPCA reissued the Laskin NPDES permit on December 22, 1993. This permit will remain in effect until October 31, 1998. The permit contained a schedule of compliance which required a 57 percent reduction in the size of the ash disposal ponds by November 1, 1994. This work was completed in August 1994 at a total cost of $1.1 million. Additional work is currently planned to begin in the second quarter of 1995 at an estimated cost of $150,000. No further actions are anticipated during the remainder of the permit term.

     Federal Energy Regulatory Commission (FERC) operating licenses for several of the Company's hydroelectric facilities have been received or are currently undergoing relicensing by the FERC. Thirty (30) year licenses for Little Falls, Sylvan and Prairie River Hydroelectric Projects were issued by FERC in 1993 effective on January 1, 1994. The St. Louis River Project is currently operating under an annual license until the FERC has completed its environmental review of the project. Since the final environmental impact statement for the project was released by FERC dated February 1995, the Company expects that the final license will be issued sometime in late 1995. A final application to relicense the Pillager Project will be filed with the FERC by May 11, 1995. The FERC will perform an engineering, environmental and economic analysis of that application over a two year period prior to the current Pillager FERC license expiration on May 11, 1997. A new license is expected to be issued for this project by the FERC before the current expiration date. The Company believes, that although environmental considerations may require additional studies or higher minimum flow releases for fish habitat, recreation and water quality enhancement, that the economics of each project will not be compromised.

     Solid Waste

     The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. The Company is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA.

     In 1990 the Company was notified by the EPA and the MPCA that it had been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act pertaining to the cleanup of pollution at a northern Minnesota oil refinery site (Arrowhead
Site). In 1994 a settlement proposal was reached regarding cleanup at the Arrowhead Site. State and federal officials have agreed cleanup should begin in 1995. The total costs to remediate the Arrowhead Site are currently estimated at $37 million. Funding under the proposal is shared by several governmental entities and about 130 companies. The formal request for approval of the settlement has been filed with the appropriate agencies. Under the terms of the settlement, Minnesota Power's share of remediation costs is approximately $314,000, which has been paid. In addition, the Company has spent about $600,000 to date on legal and other costs since the suit was initiated.

     Mining Control and Reclamation

     BNI Coal's mining operations are governed by the Federal Surface Mining Control and Reclamation Act of 1977. This Act, together with the rules and regulations adopted thereunder by the Department of the Interior, Office of Surface Mining Reclamation and Enforcement (OSM), governs the approval or disapproval of all mining permits on federally owned land and also governs the actions of the OSM in approving or disapproving state regulatory programs regulating mining activities. The North Dakota Reclamation of Strip Mined Lands Act and rules and regulations enacted thereunder in 1969, as subsequently amended by the North Dakota Mining and Reclamation Act and rules and regulations enacted thereunder in 1977, govern the reclamation of surface mined lands and are generally as stringent or more stringent than the federal rules and regulations. Compliance is monitored by the North Dakota Public Service Commission. The federal and state laws and regulations require a wide range of procedures including water management, topsoil and subsoil segregation, stockpiling and revegetation, and the posting of performance bonds to assure compliance. In general, these laws and regulations require the reclaiming of mined lands to a level of usefulness equal to or greater than that available before active mining.


Water Utility Operations

     Topeka, a wholly owned subsidiary of the Company, owns 100 percent of the companies described below which sell water and provide wastewater treatment services. These water utilities have been upgrading existing operations, building new facilities, acquiring new systems and seeking rate increases.

     . SSU owns and operates water and wastewater treatment facilities in many communities in Florida. SSU is the largest private water supplier in Florida. At December 31, 1994, SSU served 104,000 water customers and 44,100 wastewater treatment customers. SSU also provides sanitation services to one franchise area serving 11,800 customers.

     . Heater owns and operates 4 companies which provide water and wastewater treatment services in North Carolina and South Carolina. At December 31, 1994, these companies served 24,800 water customers and 2,600 wastewater treatment customers.

     In October 1994 SSU and Sarasota County signed a purchase agreement regarding the threatened condemnation of the Venice Gardens water and wastewater facilities owned by SSU and located in Sarasota County, Florida. The sale for $37.6 million was completed in December 1994 adding $11.8 million or 42 cents per share to 1994 earnings.

     In September 1994 SSU signed a purchase agreement to acquire the assets of Orange Osceola Utilities, Inc. located near Kissimmee, Florida, for approximately $13 million. The purchase is subject to various regulatory approvals prior to closing which the Company believes will be received in due course. In October 1994 SSU filed with the FPSC for approval of the purchase. The 17,450 water and wastewater connections which will be gained as a result of the purchase will approximate the number of connections SSU sold in the Venice Gardens transaction.

     In October 1994 Seabrook Island, South Carolina, residents voted to allow the town to purchase or acquire through eminent domain powers the town's current water and wastewater treatment facilities owned by Heater of Seabrook, a wholly owned subsidiary of Heater. Heater of Seabrook currently serves 3,300 customers. In January 1995 the town of Seabrook Island initiated an eminent domain action to take the assets of Heater of Seabrook from Heater. The price will be determined through court proceedings.

Regulatory Issues

     The FPSC and certain county commissions in Florida have regulatory authority over water and wastewater treatment services sold by SSU. The NCUC and the SCPSC have regulatory authority over water and wastewater treatment services sold by Heater and its subsidiaries. The Florida commissions had regulatory authority over 9 percent of the Company's 1994 total operating revenue and income, and the North Carolina and South Carolina commissions had regulatory authority over 1 percent.

     Florida Public Service Commission

     The following is a summary of SSU's rate filings with the FPSC and three county commissions during 1993 and 1994.

     . Under provisions of a Florida state statute, water and wastewater utilities may file with the FPSC an annual index and pass-through filing designed to recover inflation costs associated with operation and maintenance expenses. The intent of the statute is to provide inflationary relief to utilities thus delaying or avoiding the costs associated with full rate case filings. In May 1994 SSU made an index and pass-through filing for its FPSC regulated systems. The annual increase requested was $711,000 or a rate increase of approximately 1.6 percent. In June 1994 SSU withdrew the portion of the request relating to Hernando County at the request of the FPSC. The FPSC approved $550,000 of the filing on an annual basis and the rates became effective in July 1994.

     . In September 1994 SSU filed a pass-through filing with the Hillsborough Board of County Commissioners for a $500,000 increase in wastewater rates for the Seaboard facilities. The increase was effective in October 1994 and recovers costs SSU pays to the City of Tampa for wastewater treatment.

     . In December 1994 SSU filed a pass-through filing with the FPSC for a $714,000 increase in water and wastewater rates for the Deep Creek facilities. The increase became effective in February 1995 and is expected to recover costs SSU pays to Charlotte County for bulk water and wastewater treatment.

     . The FPSC ordered statewide uniform rates for 90 water and 37 wastewater service areas in SSU's 1992 consolidated rate filing. In September 1993 the FPSC initiated a separate investigation into the appropriate rate structure for SSU. The investigation was initiated for the purpose of determining if, as a matter of policy, uniform statewide rates are appropriate for SSU. In June 1994 the FPSC issued an order declining to issue a declaratory statement which would have acknowledged FPSC jurisdiction over SSU service areas in Hillsborough and Polk Counties. Instead the FPSC opened an investigation to determine if SSU is a single system pursuant to Florida statutes. If SSU is classified as a single system, all SSU facilities operated in Florida will be subject to FPSC jurisdiction. Hearings were held in January 1995, with a final decision expected in June 1995.

     . In April 1994 the Hernando County Board of County Commissioners issued an order rescinding FPSC jurisdiction in Hernando County. In June 1994 the FPSC issued an order acknowledging that Hernando County has jurisdiction over privately-owned water and wastewater facilities located in the County as of April 5, 1994. In April 1994 SSU filed a court action before the Florida Circuit Court for Hernando County to stay the change in jurisdiction. This action remains pending. In April 1994 SSU also requested the FPSC to retain interim jurisdiction over SSU's facilities in Hernando County until jurisdictional determinations are made by the courts. In June 1994 the FPSC issued an order denying SSU's request. SSU has appealed this order to Florida's First District Court of Appeals. SSU believes that a jurisdictional change should not be made at this time because of the FPSC investigation to determine if SSU's facilities in all counties within Florida constitute a single system subject to the sole jurisdiction of the FPSC.

     .    In September 1994 the Charlotte County Board of County
          Commissioners declared that as of September 27, 1994, all water and wastewater utilities in Charlotte County were subject to the jurisdiction of the FPSC. The FPSC acknowledged the County action in a November 1994 order and is expected to issue in 1995 a Certificate of Authority to SSU for facilities located in Charlotte County.

     SSU plans to file a general rate increase application with the FPSC in 1995. New facilities added since 1992 (SSU's last general rate increase) are not yet included in rate base for earnings purposes. Additionally, mandated regulatory compliance cost increases during the same period, particularly for environmental protection, have increased operating expenses and should also be recovered in rates. The filing is expected to include water conservation incentives and request approval of a consistent policy on charges for service availability.

     North Carolina Utilities Commission and South Carolina Public Service Commission

     The following is a summary of Heater's pending rate filings with the NCUC and the SCPSC.

     . In July 1992 Heater filed with the SCPSC for a $233,000 rate increase for operations near Columbia, South Carolina. In January 1993 the SCPSC denied the rate increase request. In March 1993 Heater filed with the Circuit Court of South Carolina an appeal of the SCPSC's denial of the request. In September 1993 the requested rates were implemented, under surety bond, pending the decision on the appeal. As a condition to the SCPSC's grant to Heater of a $110,000 annual increase in May 1994, Heater was required to cease charging the increased rates under surety bond. The final decision on the appeal is expected in 1995 and will determine the amount of the refund with interest, if any.

     . In January 1994 Heater of Seabrook, a wholly owned subsidiary of Heater, filed with the SCPSC for a $263,000 annual rate increase for operations near Charleston, South Carolina. In July 1994 the SCPSC denied the request for an annual rate increase. The SCPSC treated $64,000 in availability fees as revenue. Previously, the SCPSC treated these fees as a reduction to rate base. This treatment resulted in an 8.6 percent operating margin which the SCPSC found to be adequate. Heater of Seabrook filed a motion for reconsideration in July 1994 maintaining that the resulting 3.98 percent return on equity is inadequate. In August 1994 the SCPSC denied reconsideration. In September 1994 Heater of Seabrook filed an appeal in the Circuit Court of South Carolina and subsequently provided notice to the customers and implemented the requested rates under surety bond in January 1995, pending the final decision on the appeal.

     . In July 1994 Upstate Heater Utilities (Upstate), a wholly owned subsidiary of Heater, filed for a $71,000 annual rate increase with the SCPSC. In December 1994 the SCPSC denied the request for an annual rate increase primarily due to customer opposition. In January 1995 Upstate filed for reconsideration and the SCPSC denied the request. In February 1995 Upstate filed an appeal in the Circuit Court of South Carolina.

     . In February 1995 Heater filed for a $314,000 annual rate increase with the NCUC. A hearing is scheduled for July 18, 1995.

     . In March 1995 Brookwood Water Corporation, a wholly owned subsidiary of Heater, filed with the NCUC for a $120,000 annual rate increase.

Capital Expenditure Program

     Capital expenditures for the water and wastewater utility operations totaled $28 million during 1994. Expenditures were funded with the proceeds from long-term bonds issued by SSU and internally generated funds. Water utility capital expenditures are expected to be $26 million in 1995 for upgrades, water reuse projects and new water facilities, and to total approximately $99 million during the period 1996 through 1999.

Franchises

     SSU provides water and wastewater treatment services in 22 counties regulated by the FPSC and holds franchises in three counties which to date have retained authority to regulate such operations. SSU is contesting in a Florida circuit court and a Florida appellate court the authority of one of these three counties, Hernando County, to regulate SSU's operations. (See Regulatory Issues - Florida Public Service Commission.)

     All of the water and wastewater services of Heater are under the jurisdiction of regulatory commissions. These commissions grant franchises for Heater's service territory when the rates are authorized.

     In March 1995 East LA Services Corporation, a wholly owned subsidiary of Topeka, was notified by Lee County, Florida that it would not be awarded any sanitation service area franchises requested as part of a proposal procedure. As a result, East LA Services Corporation expects to discontinue operations on or about September 30, 1995, the existing franchise agreement's expiration date. Discontinuation of this business will not be material.

Environmental Matters

     The Company's water utility operations are subject to regulation by various federal, state and local authorities in the areas of water quality, solid wastes, and other environmental matters. The Company considers its water utility operations to generally be in compliance with those environmental regulations currently applicable to its operations and have the permits necessary to conduct such operations. Except as noted below, the Company does not currently anticipate that its potential capital expenditures for environmental control purposes will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

     In July 1992 the EPA issued a Request for Information to SSU regarding operations of SSU's wastewater facilities in the Seaboard service area in Hillsborough County, Florida. The request was made to obtain more details concerning exceedances of the NPDES permit for effluent quality. Requested information was compiled and sent to the EPA in September 1992. In 1993 SSU complied with an additional Request for Information issued by the EPA. In 1993, the EPA issued an Administrative Order regarding the violations. The Order required SSU to select a method to consistently meet all NPDES permit requirements or cease all discharges to the surface waters of the United States. In March 1994 SSU connected the Seaboard facilities with the City of Tampa's facilities and ceased discharges from the facilities to surface waters. SSU has received no further communication from the EPA regarding this matter and is unable to determine what further action, if any, may be required.

     In October 1992 the EPA issued an Information Request to SSU regarding operations of SSU's facilities in the University Shores service area in Orange County, Florida. The request was made to obtain more details concerning exceedances of the NPDES permit for effluent quality. The requested information was compiled and sent to the EPA in late 1992 and supplemented in February 1993. In February 1993 the EPA issued a Notice to Show Cause letter to request SSU representatives to meet in Atlanta, Georgia, to discuss the exceedances. SSU met with the EPA in March 1993 and received an additional Information Request from the EPA in April 1993. The requested information was supplied to the EPA in June 1993. At that time, SSU was attempting to determine a feasible method to eliminate surface water discharges allowed by the NPDES permit. After months of design and environmental permitting problems, SSU signed an agreement with Orange County Utilities (OCU) to construct an interconnect between the two collection systems so that a portion of the sewage flow at University Shores could be sent to OCU. The construction of the interconnect was completed in September 1994 thereby allowing SSU to eliminate effluent discharges by the University Shores facilities to surface waters. Additional information on the project was requested by EPA in November 1994 and SSU supplied the requested information to the EPA in December 1994.

     In September 1993 the EPA issued an Administrative Order to SSU regarding operations of SSU's facilities in the Woodmere service area in Duval County, Florida (Woodmere facilities). The Order requires monthly toxicity testing of the effluent for at least one year because of toxicity test failures during 1992 and 1993. In September 1994, because of additional 1993 and 1994 toxicity test failures at the Woodmere facilities, the EPA required implementation of a Toxicity Reduction Evaluation (TRE) plan to determine the cause of the toxicity. The TRE plan is expected to take approximately 15 months to complete.

     In August 1994 the EPA issued an Administrative Order to SSU regarding operations of SSU's facilities in the Beacon Hills service area in Duval County. The Order requires monthly toxicity testing of the effluent because of toxicity test failures during 1993 and 1994.

     SSU and the Florida Department of Environmental Protection (FDEP) completed negotiations in 1994 on five consent orders involving water and wastewater facilities within SSU's system resulting in penalties and reimbursement totaling approximately $27,000. Three additional consent orders with proposed penalties of approximately $25,000 are being negotiated with the FDEP.

     In 1994 SSU invested approximately $11.2 million of a $23.6 million annual capital expenditure budget (or approximately 47.5 percent) in facilities necessary to comply with environmental requirements. In 1995 SSU expects that approximately $9.4 million of the $20.8 million annual capital expenditure budget (or approximately 45 percent) will be necessary to comply with environmental requirements.

                    Investments and Corporate Services

     Non-regulated investments supplement Minnesota Power's earnings and, in some cases, perform an economic development function in Minnesota Power's electric utility service area. These investments include a portfolio of securities investments managed by Minnesota Power which are intended to provide funds for reinvestment and business acquisitions. Considered a part of the portfolio, the Company owns a 22.1 percent equity investment in a financial guaranty reinsurance company. Additionally, the Company owns an 80 percent interest in a real estate company in Florida, a 50 percent interest in a Duluth paper making mill, an 88 percent interest in a Duluth plant which produces recycled pulp and an 82.5 percent interest in a Duluth manufacturer of specialized truck-mounted lifting equipment.

     . As of December 31, 1994, the Company had approximately $202 million in a portfolio of securities investments. The majority of the securities investments are investment grade stocks of other utility companies and are considered by the Company to be conservative investments. Additionally, the Company sells common stock securities short and enters into short sales of treasury futures contracts as part of an overall investment portfolio hedge strategy. Selling common stock securities short and entering into treasury futures contracts create off-balance-sheet market risk to the Company. At December 31, 1994, the Company had approximately $61.5 million of short stock sales outstanding and $31.7 million of treasury futures contracts. (See Note 4.)

     . At December 31, 1994, Minnesota Power had a $72.1 million equity investment which represented a 21.4 percent ownership interest in Capital Re, a Delaware holding company engaged in financial and mortgage guaranty reinsurance through its wholly owned subsidiaries, Capital Reinsurance Company and Capital Mortgage Reinsurance Company. Capital Reinsurance Company is a reinsurer of financial guarantees of municipal and non-municipal debt obligations. Capital Mortgage Reinsurance Company is a reinsurer of residential mortgage guaranty insurance. In 1994 the Company purchased an additional 417,100 shares of Capital Re common stock for $8.8 million. (See Note 5.) In March 1995 the Company purchased another 100,000 shares of Capital Re common stock for $2.2 million increasing the Company's ownership interest to 22.1 percent.

     . The Company, through Topeka, acquired a two-thirds ownership interest in Lehigh, a real estate company which owns various real estate properties and operations in Florida, for $6 million in July 1991. In June 1993 the Company issued 140,648 shares of common stock, with a market value at the time of issuance of approximately $4.9 million, in exchange for an additional 13.4 percent ownership in Lehigh bringing the Company's total ownership interest in Lehigh to 80 percent. Real estate properties and operations are being sold over the next several years. The acquisition was accounted for under the purchase method and has been consolidated with the Company since July 1991.

     . Minnesota Paper, a wholly owned subsidiary of the Company, is a 50 percent participant in LSPI, a joint venture with Pentair Duluth Corp., a subsidiary of

          St. Paul based Pentair, Inc. LSPI operates a paper mill in Duluth which produces supercalendered paper. (See Note 5.)

     . UtilEquip, a wholly owned subsidiary of the Company, has an 82.5 percent ownership interest in Reach All. Located in Duluth, Reach All manufactures specialized truck-mounted lifting equipment used by utilities and governmental entities.

     . Synertec, a wholly owned subsidiary of the Company, is pursuing opportunities in ventures relating to energy efficiency, resource conservation such as recycling and solid waste management, and pollution prevention.

     . SRFI, a joint venture owned 88 percent by subsidiaries of the Company and 12 percent by a subsidiary of Pentair, Inc., built a $78 million plant in Duluth that produces pulp from recycled office scrap paper. Commercial operations began at SRFI in November 1993. The plant has the capacity to produce 90,000 tons of recycled pulp annually and has commitments from paper producers to purchase up to 82 percent of its output under multi-year contracts.

     In January 1995 the Company and ADESA jointly announced that they had entered into a letter of intent outlining terms of a merger under which ADESA will become an 80 percent-owned subsidiary of Minnesota Power in return for payment of $167 million. ADESA, headquartered in Indianapolis, owns and operates auto redistribution facilities and performs related services through which used cars and other vehicles are sold by automobile manufacturers, franchised automobile dealers, fleet/lease companies, and licensed used car dealers. Pursuant to the proposed merger, all shareholders of ADESA, other than certain officers with respect to a portion of their shares, will receive $17.00 in cash for each share of their ADESA common stock. In February 1995 a merger agreement was signed along with employment agreements with ADESA's four top managers, and put and call agreements. The put and call agreements provide ADESA management the right to sell to Minnesota Power, and Minnesota Power the right to purchase, ADESA management's 20 percent retained ownership interest in ADESA, in increments during the years 1997, 1998 and 1999, at a price based on ADESA's financial performance. The transaction is scheduled to be completed during the second quarter of 1995 subject to, among other things, approval of the transaction by ADESA's shareholders and satisfaction of other customary conditions. It is anticipated that a portion of the Company's securities portfolio will be used to fund the ADESA purchase.

     In September 1994 Pentair, Inc., the Company's joint-venture partner in LSPI, announced its desire to exit the paper business, which would likely include selling LSPI. The Company would participate in a sale under the right conditions. If LSPI is sold, it may be logical to also consider a simultaneous sale of SRFI, whose paper recycling/pulp production plant is adjacent to and operated by LSPI.

     In March 1995 based on the results of a project which analyzed the economic feasibility of realizing future tax benefits available to the Company, the board of directors of Lehigh directed Lehigh Corporation, a subsidiary of Lehigh, to dispose of its assets in a manner that would maximize utilization of the tax benefits. As a result of the project findings and the board's directive, Lehigh will reduce a $26.2 million valuation allowance against its deferred tax assets to $7.8 million and recognize $18.4 million in income. The Company's portion will be $14.7 million or 52 cents per share in income in the first quarter of 1995.

     The Company anticipates exiting the specialized truck-mounted lifting equipment business in 1995 and is reviewing its alternatives to accomplish this objective. In anticipation of that action, a loss, estimated to range from $3 to $5 million, after tax, will be reflected in the Company's first quarter 1995 earnings.

Capital Expenditure Program

     Capital expenditures for investments and corporate services businesses totaled approximately $8 million during 1994. These expenditures included approximately $3 million for construction of the pulp production plant and approximately $5 million for affordable housing. Capital expenditures for the investments and corporate services businesses are expected to be $1.5 million in 1995 and total approximately $8.7 million during the period 1996 through 1999.

Environmental Matters

     Certain of the Company's investments and corporate services businesses are subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, solid wastes, and other environmental matters. The Company considers these businesses to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained. The Company does not currently anticipate that its potential capital expenditures for environmental control purposes will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

Executive Officers of the Registrant
                                                                              Initial
Executive Officers                                                         Effective Date
------------------                                                         --------------
Arend J. Sandbulte, Age 61
     Chairman, President and Chief Executive Officer                       May 9, 1989
Robert D. Edwards, Age 50
     Executive Vice President and Chief Operating Officer                  March 1, 1993
     Group Vice President-Corporate Services and
          Chief Financial Officer                                          January 1, 1991
     Group Vice President-Finance and Chief Financial Officer              May 10, 1988
Jack R. McDonald, Age 57
     Executive Vice President-Finance and Corporate Development            March 1, 1993
     Group Vice President-Corporate Development                            January 1, 1991
     Group Vice President-Power Systems                                    February 1, 1990
     Group Vice President-Topeka Group                                     May 10, 1988
Donnie R. Crandell, Age 51
     Senior Vice President-Corporate Development                           December 1, 1994
     Retired                                                               February 28, 1994
     Vice President-Corporate Development                                  March 1, 1993
David G. Gartzke, Age 51
     Senior Vice President-Finance and Chief Financial Officer             December 1, 1994
     Vice President-Finance and Chief Financial Officer                    March 1, 1993
     Vice President-Finance and Treasurer                                  January 1, 1991
     Vice President and Treasurer                                          May 9, 1989
Warren L. Candy, Age 45
     Vice President-Boswell Energy Center                                  May 10, 1994
Roger P. Engle, Age 46
     Vice President-Customer Operations                                    June 1, 1993
     General Manager-Central Division                                      June 1, 1992
     Corporate Controller                                                  January 1, 1991
     Controller                                                            May 8, 1984
Philip R. Halverson, Age 46
     General Counsel and Corporate Secretary                               March 1, 1993
     General Counsel and Assistant Secretary                               January 23, 1991
Allen D. Harmon, Age 43
     Resigned from office                                                  March 17, 1995
     Group Vice President-Electric Utility Operations                      January 1, 1991
     Group Vice President-Customer Service                                 May 10, 1988
Eugene G. McGillis, Age 60
     Vice President                                                        June 1, 1992
     Vice President-Customer Operations                                    April 17, 1989
Gerald B. Ostroski, Age 54
     Vice President                                                        January 1, 1991
     Vice President-Information and Environmental Services                 May 10, 1988
Bert T. Phillips, Age 54
     Resigned from office due to health reasons                            December 31, 1994
     Group Vice President-Water Resource Operations                        January 1, 1991
     Group Vice President-Topeka Group                                     February 1, 1990
     Group Vice President-Power Systems                                    May 10, 1988
Charles M. Reichert, Age 57
     Vice President                                                        July 21, 1993
Kevin G. Robb, Age 48
     Vice President-Generation                                             June 1, 1993

                                                                              Initial
Executive Officers                                                         Effective Date
------------------                                                         --------------
Mark A. Schober, Age 39
     Corporate Controller                                                  March 1, 1993
Stephen D. Sherner, Age 44
     Vice President-Power Marketing and Delivery                           March 1, 1993
     Vice President-Strategic Resource Management                          May 10, 1988
Geraldine R. VanTassel, Age 53
     Vice President-Corporate Resource Planning                            March 1, 1993
     Corporate Controller                                                  June 1, 1992
James K. Vizanko, Age 41
     Corporate Treasurer                                                   March 1, 1993

     All of the executive officers above, except Mr. Crandell, Mr. Reichert and Mr. McGillis, had been employed by the Company for more than five years in executive or management positions. Mr. Crandell was director of business development, vice president of Topeka and vice president of business development for Topeka prior to March 1, 1993. Mr. Reichert is also president of BNI Coal, a position which he held before being elected to the above position. Mr. McGillis is also president and chief operating officer of SWL&P, a position which he held before being elected to the above position. Prior to election to the positions shown above, the following executive officers held other positions with the Company after January 1, 1990:
Mr. Candy was director of Boswell, assistant plant manager and leader of the organizational development team; Mr. Halverson was director of legal services and assistant general counsel, and assistant secretary; Mr. Robb was director of independent power projects and director of engineering administration; Mr. Schober was director of internal audit; Ms. VanTassel was director of internal audit and leader of the organizational development team; and Mr. Vizanko was director of investments and analysis, and manager of financial planning and analysis. There are no family relationships between any executive officers of the Company. All officers and directors are elected or appointed annually.

     The present term of office of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 9, 1995.

Item 2.  Properties.

     The Company had a net peak load during 1994 of 1,338 MW on December 19, 1994. At the time of the peak the Company's capacity margin based on installed capacity and scheduled firm purchases and sales was approximately 16 percent. Information with respect to existing power supply sources is shown below.

                                             Unit         Year       Net Winter        Net Electric
Power Supply                                  No.      Installed     Capability        Requirements
------------                                 ----      ---------     ----------        ------------
                                                                        (MW)          (MWh)      (%)
Steam
     Coal-Fired
          Boswell Energy Center
               near Grand Rapids, MN          1           1958           69

                                              2           1960           69
                                              3           1973          350
                                              4           1980          428
                                                                      -----
                                                                        916       5,363,634     50.4%
                                                                      -----
          Laskin Energy Center
               Hoyt Lakes, MN                 1           1953           55
                                              2           1953           55         193,772      1.8
                                                                      -----      ----------    -----
                                                                        110
                                                                      -----

                    Total Steam                                       1,026       5,557,406     52.2
                                                                      -----      ----------    -----

Hydro
     Group consisting of ten stations in MN            Various          121         693,752      6.5
                                                                      -----      ----------    -----

Purchased Power
     Square Butte burns lignite in Center, ND                           322       2,300,795     21.6
     All other - net                                                      -       2,095,211     19.7
                                                                      -----      ----------    -----
                    Total Purchased Power                               322       4,396,006     41.3
                                                                      -----      ----------    -----
For the Year Ended December 31, 1994                                  1,469      10,647,164    100.0%
                                                                      =====      ==========    =====

          The Company has electric transmission and distribution lines of 500 kilovolts (kV) (7.8 miles), 230 kV (606.4 miles), 161 kV (42.8 miles), 138 kV (5.8 miles), 115 kV (1,239.6 miles) and less than 115 kV (6,001.3 miles). The Company owns and operates 180 substations with a total capacity of 8,545.7 megavoltamperes. Some of the transmission and distribution lines interconnect with other utilities.

     The Company owns and has a substantial investment in offices and service buildings, area headquarters, an energy control center, repair shops, motor vehicles, construction equipment and tools, office furniture and equipment, and leases offices and storerooms in various localities within the Company's service territory. It also owns miscellaneous parcels of real estate not presently used in utility operations.

     Substantially all of the electric utility plant of the Company is subject to the lien of its Mortgage and Deed of Trust which secures first mortgage bonds issued by the Company. The Company's properties are held by it in fee and are free from other encumbrances, subject to minor exceptions, none of which are of such a nature as to substantially impair the usefulness to the Company of such properties. Other property, including certain offices and equipment, is utilized under leases. In general, some of the electric lines are located on land not owned in fee, but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. These consents and rights are deemed adequate for the purposes for which the properties are being used. In September 1990 the Company sold a portion of Boswell Unit 4 to WPPI. WPPI has the right to use the Company's transmission line facilities to transport its share of generation.

     Substantially all of the utility plant of SWL&P is subject to the lien of its Mortgage and Deed of Trust which secures first mortgage bonds issued by SWL&P. Substantially all of SSU's properties used in the operation of its respective water utility businesses are encumbered by mortgages. Approximately one-half of BNI Coal's equipment is leased under a leveraged lease agreement which expires in 2002. The remaining property and equipment are owned by BNI Coal.

     The Mid-Continent Area Power Pool (MAPP) consists of nine investor-owned utilities including the Company, eight rural electric generation and transmission cooperatives, three public power districts, four municipal electric systems, four municipal organizations, and the Western Area Power Administration - Billings, Montana. MAPP operates pursuant to an agreement, dated March 31, 1972, as amended, among its members. This agreement provides for the members to coordinate the installation and operation of generating plants and transmission line facilities.

     Manitoba Hydro has export licenses from the National Energy Board in Calgary until November 1, 2005, to export up to 16.7 billion kilowatt-hours a year of energy and short-term firm hydroelectric power to other Canadian utilities and four utility companies in the United States, including the Company. Manitoba Hydro presently exports approximately 12 billion kilowatt-hours a year. When it is available and economical, the Company purchases energy and power from Manitoba Hydro that can be delivered through Minnesota Power's transmission lines.

Item 3.  Legal Proceedings.

     Material legal and regulatory proceedings are included in the discussion of the Company's business in Item 1 and are incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The Company has paid dividends without interruption on its common stock since 1948. A quarterly dividend of $.51 per share on the common stock was paid on March 1, 1995, to the holders of record on February 15, 1995. The Company's common stock is listed on The New York Stock Exchange. Dividends paid per share and the high and low prices for the Company's common stock for the periods indicated as reported by The Wall Street Journal, Midwest Edition, were as follows:

                                                                Dividends
                               Price Range                   Paid Per Share
                               -----------                   --------------
     Quarter                  High      Low              Quarterly    Annual
     -------                  ----      ---              ---------    ------
     1994  -   First          $33       $28               $.505
               Second          30 1/8    25                .505
               Third           28 1/8    25                .505
               Fourth          26 5/8    24 3/4            .505       $2.02

     1993  -   First          $36 1/2   $32 5/8           $.495
               Second          36 3/8    34                .495
               Third           36 1/2    35 1/4            .495
               Fourth          35 1/2    30                .495       $1.98

     The Company's Articles of Incorporation, Mortgage and Deed of Trust and preferred stock purchase agreements contain provisions which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 1994, no retained earnings were restricted as a result of these provisions. At March 1, 1995, there were 26,882 common stock shareholders of record.

Item 6.  Selected Financial Data.

                                     1994          1993        1992          1991         1990
                                   --------     ---------   ---------     ---------    ---------
Operating Revenue and             $ 637,782     $ 589,607   $ 576,197     $ 588,015    $ 556,318
     Income (000)
Income Before Extraordinary          61,333        62,621      68,457        75,481       74,570
     Item (000)
Extraordinary Gain (000)                  -             -       4,831             -            -
Net Income (000)                     61,333        62,621      73,288        75,481       74,570
Earnings per Share
     Before Extraordinary Item         2.06          2.20        2.31          2.46         2.37
     Extraordinary Item                   -             -        0.16             -            -
     Total                             2.06<F1>      2.20        2.47<F2>      2.46<F3>     2.37<F4>
Dividends per Share                    2.02          1.98        1.94          1.90         1.86
Total Assets (000)                1,807,798     1,760,526   1,625,504     1,586,519    1,572,389
Long-Term Debt (000)                601,317       611,144     541,960       533,989      520,278
Redeemable Preferred
     Stock (000)                     20,000        20,000      21,000        24,000       28,000

-------------------------------
<F1> Includes $0.42 per share from the sale of water utility plant. (See Note
     12.)
<F2> Includes $0.16 per share from the early extinguishment of debt.
<F3> Includes $0.20 per share from a favorable court decision.
<F4> Includes $0.31 per share from the Boswell Unit 4 transactions. (See Note
     11.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The management's discussion and analysis of financial condition and results of operations appearing on pages 6 through 23 of the Minnesota Power 1994 Annual Report are incorporated by reference in this Form 10-K Annual Report.

     On March 16, 1995, Duff & Phelps lowered its ratings on the Company's first mortgage bonds from A to A-.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements appearing on pages 25 through 39, together with the report thereon of Price Waterhouse LLP dated January 24, 1995, on page 24, of the Minnesota Power 1994 Annual Report are incorporated by reference in this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required for this Item is incorporated by reference herein from the "Election of Directors" section in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof.

Item 11.  Executive Compensation.

     The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management" section in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

     The information required for this Item is incorporated by reference herein from the "Certain Relationships and Related Transactions" section in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Certain Documents Filed as Part of Form 10-K.

     (1)  Financial Statements
                                                                 Pages in
                                                              Annual Report*
                                                              --------------
          Minnesota Power
          Report of Independent Accountants                         24
          Consolidated Balance Sheet at December 31, 1994
               and 1993                                             25
          For the three years ended December 31, 1994
               Consolidated Statement of Income                     26
               Consolidated Statement of Retained Earnings          26
               Consolidated Statement of Cash Flows                 27
               Notes to Consolidated Financial Statements         28-39
--------------------------
*    Incorporated by reference herein from the Minnesota Power 1994 Annual
     Report.

     (2)  Financial Statement Schedules

                                                                   Page
                                                                   ----
          Report of Independent Accountants on Financial
               Statement Schedule                                   31
          Minnesota Power and Subsidiaries Schedule:
               II - Valuation and Qualifying Accounts               32
                and Reserves

     All other schedules have been omitted either because the information is not required to be reported by the Company or because the information is included in the consolidated financial statements or the notes thereto.

     (3)  Exhibits including those incorporated by reference

 Exhibit
 Number
---------
   *2     -    Agreement and Plan of Merger by and among Minnesota Power &
               Light Company, AC Acquisition Sub, Inc., ADESA Corporation and
               Certain ADESA Management Shareholders dated February 23, 1995
               (filed as Exhibit 2 to Form 8-K dated March 3, 1995, File No.
               1-3548).

   *3(a)1 - Articles of Incorporation, restated as of July 27, 1988 (filed as Exhibit 3(a), File No. 33-24936).

   *3(a)2 - Certificate Fixing Terms of Serial Preferred Stock A, $7.125 Series (filed as Exhibit 3(a)2, File No. 33-50143).

   *3(a)3 - Certificate Fixing Term of Serial Preferred Stock A, $6.70 Series (filed as Exhibit 3(a)3, File No. 33-50143).

   *3(b)  -    Bylaws as amended January 23, 1991 (filed as Exhibit
               3(b), File No. 33-45549).

   *4(a)1 -    Mortgage and Deed of Trust, dated as of September 1,
               1945, between the Company and Irving Trust Company (now The Bank of New York) and Richard H. West (W. T. Cunningham, successor), Trustees (filed as Exhibit 7(c), File No. 2-5865).

   *4(a)2 -    Supplemental Indentures to Mortgage and Deed of Trust:

               Number         Dated as of         Reference File   Exhibit
               ------         -----------         --------------   -------
               First          March 1, 1949       2-7826           7(b)
               Second         July 1, 1951        2-9036           7(c)
               Third          March 1, 1957       2-13075          2(c)
               Fourth         January 1, 1968     2-27794          2(c)
               Fifth          April 1, 1971       2-39537          2(c)
               Sixth          August 1, 1975      2-54116          2(c)
               Seventh        September 1, 1976   2-57014          2(c)
               Eighth         September 1, 1977   2-59690          2(c)
               Ninth          April 1, 1978       2-60866          2(c)
               Tenth          August 1, 1978      2-62852          2(d)2
               Eleventh       December 1, 1982    2-56649          4(a)3
               Twelfth        April 1, 1987       33-30224         4(a)3
               Thirteenth     March 1, 1992       33-47438         4(b)
               Fourteenth     June 1, 1992        33-55240         4(b)
               Fifteenth      July 1, 1992        33-55240         4(c)
               Sixteenth      July 1, 1992        33-55240         4(d)
               Seventeenth    February 1, 1993    33-50143         4(b)
               Eighteenth     July 1, 1993        33-50143         4(c)

 Exhibit
 Number

   *4(b)  -    Mortgage and Deed of Trust, dated as of March 1, 1943,
               between Superior Water, Light and Power Company and Chemical
               Bank & Trust Company (Chemical Bank, successor) and Howard B.
               Smith (Steven F. Lasher, successor), as Trustees (filed as
               Exhibit 7(c), File No. 2-8668), as supplemented and modified by First Supplemental Indenture thereto dated as of March 1, 1951 (filed as Exhibit 2(d)(1), File No. 2-59690), Second
               Supplemental Indenture thereto dated as of March 1, 1962
               (filed as Exhibit 2(d)1, File No. 2-27794), Third Supplemental
               Indenture thereto dated July 1, 1976 (filed as Exhibit 2(e)1,
               File No. 2-57478) and Fourth Supplemental Indenture thereto dated as of March 1, 1985 (filed as Exhibit 4(b), File No.
               2-78641), Fifth Supplemental Indenture thereto dated as of December 1, 1992 (filed as Exhibit 4(b)1 to Form 10-K for the year ended December 31, 1992, File No. 1-3548).

   *4(c)  -    Indenture, dated as of March 1, 1993, between Southern
               States Utilities, Inc. and Nationsbank of Georgia, National
               Association, as Trustee (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1992, File No. 1-3548).

  +*10(a) -    Incentive Compensation Plan, as amended and restated,
               effective January 1, 1994 (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1993, File No. 1-3548).

  +*10(b) -    Supplemental Executive Retirement Plan, as amended and
               restated, effective January 1, 1990 (filed as Exhibit 10(b) to
               Form 10-K for the year ended December 31, 1992, File No.
               1-3548).

  +*10(c) -    Executive Investment Plan-I, as amended and restated,
               effective November 1, 1988 (filed as Exhibit 10(c) to Form
               10-K for the year ended December 31, 1988, File No. 1-3548).

  +*10(d) -    Executive Investment Plan-II, as amended and restated,
               effective November 1, 1988 (filed as Exhibit 10(d) to Form
               10-K for the year ended December 31, 1988, File No. 1-3548).

  +10(e)  -    Executive Long-Term Incentive Plan, as amended and
               restated, effective January 1, 1994.

  +10(f)  -    Directors' Long-Term Incentive Plan, as amended and
               restated, effective January 1, 1994.

  +*10(g) -    Deferred Compensation Trust Agreement, as amended and
               restated, effective January 1, 1989 (filed as Exhibit 10(f) to
               Form 10-K for the year ended December 31, 1988, File No.
               1-3548).

  +10(h)  -    Minnesota Power Electric Utility Operations Annual
               Incentive Plan, effective January 1, 1995.

  +10(i)  -    Minnesota Power Corporate Annual Incentive Plan,
               effective January 1, 1995.

   12     -    Computation of Ratios of Earnings to Fixed Charges and
               Supplemental Ratios of Earnings to Fixed Charges.

Exhibit
Number

   13     -    Minnesota Power 1994 Annual Report.

  *21     -    Subsidiaries of the Registrant (reference is made to the
               Company's Form U-3A-2 for the year ended December 31, 1994,
               File No. 69-78).

   23(a)  -    Consent of Independent Accountants.

   23(b)  -    Consent of General Counsel.

     *27  -    Financial Data Schedule (filed as Exhibit 27 to Form 8-K dated
               February 27, 1995, File No. 1-3548).
------------------------
*    Incorporated herein by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.


(b)  Reports on Form 8-K

     Report on Form 8-K dated and filed on January 5, 1995, with respect to
     Item 5. Other Events.
     Report on Form 8-K dated and filed on February 23, 1995, with respect to
     Item 5. Other Events.
     Report on Form 8-K dated and filed on February 27, 1995, with respect to
     Item 7.  Financial Statements and Exhibits.
     Report on Form 8-K dated and filed on March 3, 1995, with respect to
     Item 5. Other Events and Item 7.  Financial Statements and Exhibits.

                         REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
  of Minnesota Power

     Our audits of the consolidated financial statements referred to in our report dated January 24, 1995, appearing on page 24 of the 1994 Annual Report to Shareholders of Minnesota Power (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
Minneapolis, Minnesota
January 24, 1995
                                   -31-

                                                                 SCHEDULE II

                         MINNESOTA POWER AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               For the Years Ended December 31, 1994, 1993 and 1992
                                   In thousands

                                                            Additions
                                                     ------------------------
                                        Balance at               Charged to     Deductions     Balance
                                        Beginning     Charged    Other            from       at End of
                                         of Year     to Income   Accounts<F1>   Reserves<F2>   Period
                                        ----------   ----------  ------------   ------------ ---------
Reserve deducted from related assets
  Provision for uncollectible accounts
    1994  Trade accounts receivable     $ 1,565        $  722      $116         $ 1,362        $1,041
          Other accounts receivable       1,135         1,845         -             207         2,773
    1993  Trade accounts receivable       1,538           492       151             616         1,565
          Other accounts receivable       1,490           494         -             849         1,135
    1992  Trade accounts receivable       1,787           326       150             725         1,538
          Other accounts receivable         620         1,091         4             225         1,490
  Deferred asset valuation
    allowance <F3>
    1994  Deferred tax assets            31,475             -         -           4,597        26,878
    1993  Deferred tax assets                 -             -    31,475               -        31,475

<F1> Provision for uncollectible accounts include bad debts recovered, transfers from customers' deposits, etc.
<F2> Provision for uncollectible accounts include bad debts written off.
<F3> The Company adopted Statement of Financial Accounting Standards No. 109,
     "Accounting for Income Taxes" on a prospective basis in January 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        MINNESOTA POWER & LIGHT COMPANY
                                                 (Registrant)


Dated:  March 24, 1995                  By          A. J. SANDBULTE
                                           -----------------------------------
                                                    A. J. Sandbulte
                                                Chairman, President and
                                                Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




          Signature                     Title                    Date
          ---------                     -----                    ----




       A. J. SANDBULTE             Chairman, President,     March 24, 1995
-----------------------------    Chief Executive Officer
       A. J. Sandbulte                and Director




        D. G. GARTZKE             Senior Vice President-    March 24, 1995
-----------------------------          Finance and
        D. G. Gartzke            Chief Financial Officer



        MARK A. SCHOBER            Corporate Controller     March 24, 1995
-----------------------------
        Mark A. Schober

          Signature                     Title                    Date
          ---------                     -----                    ----


        M. K. CRAGUN               Director                 March 24, 1995
-----------------------------
        M. K. Cragun


         D. E. EVANS               Director                 March 24, 1995
-----------------------------
         D. E. Evans


     SR. KATHLEEN HOFER            Director                 March 24, 1995
-----------------------------
     Sr. Kathleen Hofer


      PETER J. JOHNSON             Director                 March 24, 1995
-----------------------------
      Peter J. Johnson


        MARY E. JUNCK              Director                 March 24, 1995
-----------------------------
        Mary E. Junck


       R. S. MARS, JR.             Director                 March 24, 1995
-----------------------------
       R. S. Mars, Jr.


      PAULA F. McQUEEN             Director                 March 24, 1995
-----------------------------
      Paula F. McQueen


     ROBERT S. NICKOLOFF           Director                 March 24, 1995
-----------------------------
     Robert S. Nickoloff


       JACK I. RAJALA              Director                 March 24, 1995
-----------------------------
       Jack I. Rajala


       C. A. RUSSELL               Director                 March 24, 1995
-----------------------------
       C. A. Russell


     DONALD C. WEGMILLER           Director                 March 24, 1995
-----------------------------
     Donald C. Wegmiller