Form 10-Q
period 1995-03-31
MINNESOTA POWER & LIGHT CO
filed 1995-05-12
CIK 66756

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

                                   or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission File No. 1-3548



                      MINNESOTA POWER & LIGHT COMPANY
                          A Minnesota Corporation
                 IRS Employer Identification No. 41-0418150
                          30 West Superior Street
                          Duluth, Minnesota 55802
                         Telephone - (218) 722-2641

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X        No
         -----         -----



                         Common Stock, no par value,
                        31,282,063 shares outstanding
                            as of April 30, 1995

                       Minnesota Power & Light Company

                                   Index

                                                                         Page

Part I.   Financial Information

          Item 1. Financial Statements

          Consolidated Balance Sheet -
            March 31, 1995 and December 31, 1994                            1

          Consolidated Statement of Income -
            Quarter ended March 31, 1995 and 1994                           2

          Consolidated Statement of Cash Flows -
            Quarter ended March 31, 1995 and 1994                           3

          Notes to Consolidated Financial Statements                        4

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7

Part II.  Other Information

          Item 4. Submission of Matters to a Vote of Security Holders       9

          Item 5. Other Information                                        10

          Item 6. Exhibits and Reports on Form 8-K                         13

Signatures                                                                 14

                                Definitions

          The following abbreviations or acronyms are used in the text.


 Abbreviation
  or Acronym                                 Term
- --------------      ----------------------------------------------------------

1994 Form 10-K      Minnesota Power's Annual Report on Form 10-K for the Year
                    Ended December 31, 1994
ADESA               ADESA Corporation
Capital Re          Capital Re Corporation
Company             Minnesota Power & Light Company and its Subsidiaries
CPI                 Consolidated Papers, Inc.
DRIP                Automatic Dividend Reinvestment and Stock Purchase Plan
ESOP                Employee Stock Ownership Plan
FERC                Federal Energy Regulatory Commission
FPSC                Florida Public Service Commission
Lehigh              Lehigh Acquisition Corporation
LSPI                Lake Superior Paper Industries
Minnesota Power     Minnesota Power & Light Company and its Subsidiaries
MPUC                Minnesota Public Utilities Commission
MW                  Megawatt(s)
MWh                 Megawatt-hour(s)
National            National Steel Pellet Co.
Reach All           Reach All Partnership
Square Butte        Square Butte Electric Cooperative
SRFI                Superior Recycled Fiber Industries Joint Venture
SSU                 Southern States Utilities, Inc.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                               Minnesota Power
                         Consolidated Balance Sheet
                                 In Thousands
                                              March 31,     December 31,
                                                 1995          1994
                                              Unaudited      Audited
- --------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric utility operations             $  785,758     $  784,931
     Water utility operations                   297,936        295,451
     Investments and corporate services         357,922        362,006
                                             ----------     ----------
          Total plant and other assets        1,441,616      1,442,388
                                             ----------     ----------
Current Assets
     Cash and cash equivalents                   21,351         27,001
     Trading securities                          71,709         74,046
     Trade accounts receivable (less
       reserve of $954 and $1,041)               47,118         51,105
     Notes and other accounts receivable         56,878         61,654
     Fuel, material and supplies                 28,018         26,405
     Prepayments and other                       19,254         25,927
                                             ----------     ----------
          Total current assets                  244,328        266,138
                                             ----------     ----------
Deferred Charges
     Regulatory                                  74,576         74,919
     Other                                       26,106         24,353
                                             ----------     ----------
          Total deferred charges                100,682         99,272
                                             ----------     ----------
Total Assets                                 $1,786,626     $1,807,798
- --------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value,
       65,000,000 shares authorized
       31,282,063 and 31,246,557 shares
       outstanding                           $  371,974     $  371,178
     Unearned ESOP shares                       (75,713)       (76,727)
     Net unrealized gain (loss) on
       securities investments                    (2,035)        (5,410)
     Retained earnings                          282,384        272,646
                                             ----------     ----------
          Total common stock equity             576,610        561,687
     Cumulative preferred stock                  28,547         28,547
     Redeemable serial preferred stock           20,000         20,000
     Long-term debt                             600,629        601,317
                                             ----------     ----------
          Total capitalization                1,225,786      1,211,551
                                             ----------     ----------
Current Liabilities
     Accounts payable                            29,740         36,792
     Accrued taxes                               48,764         41,133
     Accrued interest and dividends               9,535         14,157
     Notes payable                               30,167         54,098
     Long-term debt due within one year          12,818         12,814
     Other                                       30,220         23,799
                                             ----------     ----------
          Total current liabilities             161,244        182,793
                                             ----------     ----------
Deferred Credits
     Accumulated deferred income taxes          176,164        192,441
     Contributions in aid of construction        86,686         87,036
     Regulatory                                  55,120         55,996
     Other                                       81,626         77,981
                                             ----------     ----------
          Total deferred credits                399,596        413,454
                                             ----------     ----------
Total Capitalization and Liabilities         $1,786,626     $1,807,798

- --------------------------------------------------------------------------
     The accompanying notes are an integral part of this statement.

                              Minnesota Power
                     Consolidated Statement of Income
               In Thousands Except Per Share Amounts - Unaudited
                                                       Quarter Ended
                                                         March 31,
                                                    1995           1994
- ---------------------------------------------------------------------------
Operating Revenue and Income
     Electric utility operations                  $119,450       $117,681
     Water utility operations                       16,279         17,848
     Investments and corporate services             32,997         15,039
                                                  --------       --------
          Total operating revenue and income       168,726        150,568
                                                  --------       --------


Operating Expenses
     Fuel and purchased power                       40,310         43,011
     Operations                                     81,511         66,821
     Administrative and general                     18,585         19,668
     Interest expense                               12,618         12,192
                                                  --------       --------
          Total operating expenses                 153,024        141,692
                                                  --------       --------


Income (Loss) from Equity Investments               (4,450)         1,969
                                                  --------       --------

Operating Income                                    11,252         10,845

Income Tax Expense (Benefit)                       (14,205)         1,477
                                                  --------       --------

Net Income                                          25,457          9,368

Dividends on Preferred Stock                           800            800
                                                  --------       --------

Earnings Available for Common Stock               $ 24,657       $  8,568
                                                  ========       ========


Average Shares of Common Stock                      28,368         28,172


Earnings Per Share of Common Stock                $    .87       $    .30


Dividends Per Share of Common Stock               $    .51       $   .505

- ---------------------------------------------------------------------------
     The accompanying notes are an integral part of this statement.

                              Minnesota Power
                    Consolidated Statement of Cash Flows
                         In Thousands  - Unaudited
                                                       Quarter Ended
                                                         March 31,
                                                    1995           1994
- ---------------------------------------------------------------------------
Operating Activities
     Net income                                   $ 25,457       $  9,368
     Depreciation                                   13,766         11,311
     Amortization of coal contract
       termination costs                                 -          3,920
     Deferred income taxes                         (17,415)         1,435
     Deferred investment tax credits                  (620)          (441)
     Changes in operating assets and liabilities
          Notes and accounts receivable              8,763           (732)
          Fuel, material and supplies               (1,613)           487
          Accounts payable                          (7,052)       (11,264)
          Other current assets and liabilities      18,440         19,479
     Other - net                                     3,698          3,209
                                                  --------       --------
          Cash from operating activities            43,424         36,772
                                                  --------       --------

Investing Activities
     Proceeds from sale of investments
       in securities                                43,577         10,227
     Additions to investments                      (37,153)       (12,989)
     Additions to plant                            (17,027)        (9,512)
     Changes to other assets - net                   1,035         (7,457)
                                                  --------       --------
          Cash for investing activities             (9,568)       (19,731)
                                                  --------       --------

Financing Activities
     Issuance of common stock                          829            337
     Issuance of long-term debt                        305            300
     Changes in notes payable                      (23,931)       (10,780)
     Reductions of long-term debt                     (989)          (716)
     Dividends on preferred and common stock       (15,720)       (15,458)
                                                  --------       --------
          Cash for financing activities            (39,506)       (26,317)
                                                  --------       --------

Change in Cash and Cash Equivalents                 (5,650)        (9,276)
Cash and Cash Equivalents at Beginning of Period    27,001         31,674
                                                  --------       --------
Cash and Cash Equivalents at End of Period        $ 21,351       $ 22,398
                                                  ========       ========

Supplemental Cash Flow Information
     Cash paid during the period for
          Interest (net of capitalized)           $ 16,616       $ 16,109
          Income taxes                            $    982       $  1,843

- ---------------------------------------------------------------------------
     The accompanying notes are an integral part of this statement.

Notes to Consolidating Financial Statements

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1994 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year.

Note 1.   Business Segments
Thousands
                                                         Electric         Water Utility
                                   Consolidated     Utility Operations     Operations
                                   ------------     ------------------     ----------


                                                  Electric         Coal
                                                  --------         ----
Quarter Ended Mar. 31, 1995
- ---------------------------
Revenue and income                 $  168,726     $112,597       $ 6,853   $ 16,279
Operation and other expense           126,640       81,525         5,381     11,670
Depreciation expense                   13,766        9,552           341      2,611
Interest expense                       12,618        5,135           254      2,517
Income (loss) from
     equity investments                (4,450)           -             -          -
                                   ----------     --------       -------   --------
Operating income (loss)                11,252       16,385           877       (519)
Income tax expense (benefit)          (14,205)       7,177           216       (388)
                                   ----------     --------       -------   --------
Net income (loss)                  $   25,457     $  9,208       $   661   $   (131)
                                   ==========     ========       =======   ========

Total assets                       $1,786,626     $934,727       $27,970   $328,568

Accumulated depreciation           $  598,644     $479,408       $18,021   $ 95,348

Construction work in progress      $   37,155     $ 30,432       $     -   $  6,723


Quarter Ended Mar. 31, 1994
- ---------------------------
Revenue and income                 $  150,568     $111,101       $ 6,580   $ 17,848
Operation and other expense           117,063       83,765         5,171     11,177
Depreciation expense                   12,437        8,657           329      2,359
Interest expense                       12,192        5,050           243      2,807
Income from equity investments          1,969            -             -          -
                                   ----------     --------       -------   --------
Operating income (loss)                10,845       13,629           837      1,505
Income tax expense (benefit)            1,477        5,817           258        553
                                   ----------     --------       -------   --------
Net income (loss)                  $    9,368     $  7,812       $   579   $    952
                                   ==========     ========       =======   ========

Total assets                       $1,750,189     $903,313       $27,777   $331,180

Accumulated depreciation           $  559,919     $451,487       $16,541   $ 90,135

Construction work in progress      $   37,846     $ 21,843       $     -   $ 16,003

                                    Investments and Corporate Services
                                    ----------------------------------
                                   Portfolio,
                                   Reinsurance                   Paper &
                                   & Other        Real Estate      Pulp
                                   -----------    -----------    -------
Quarter Ended Mar. 31, 1995
- ---------------------------
Revenue and income                 $  7,657       $  4,265       $ 21,075
Operation and other expense           2,436          7,134 <F2>    18,494
Depreciation expense                     34             60          1,168
Interest expense                      3,903              2            807
Income (loss) from
     equity investments              (6,271)<F1>         -          1,821
                                   --------       --------       --------
Operating income (loss)              (4,987)        (2,931)         2,427
Income tax expense (benefit)         (4,253)       (18,015)<F3>     1,058
                                   --------       --------       --------
Net income (loss)                  $   (734)      $ 15,084       $  1,369
                                   ========       ========       ========

Total assets                       $288,766       $ 32,631       $173,964

Accumulated depreciation           $    102       $      -       $  5,765

Construction work in progress      $      -       $      -       $      -


Quarter Ended Mar. 31, 1994
- ---------------------------
Revenue and income                 $ (4,623)<F4>  $  9,431       $ 10,231
Operation and other expense           2,905          4,801          9,244
Depreciation expense                      1             49          1,042
Interest expense                      3,242              3            847
Income from equity investments        1,465              -            504
                                   --------       --------       --------
Operating income (loss)              (9,306)         4,578           (398)
Income tax expense (benefit)         (5,095)            85           (141)
                                   --------       --------       --------
Net income (loss)                  $ (4,211)      $  4,493 <F5>  $   (257)
                                   ========       ========       ========

Total assets                       $289,688       $ 34,576       $163,655

Accumulated depreciation           $      3       $      -       $  1,753

Construction work in progress      $      -       $      -       $      -

<F1> Includes an $8.5 million pre-tax provision for exiting the equipment manufacturing business.
<F2> Includes $3.7 million of minority interest relating to the recognition of tax benefits. (See note 5.)
<F3> Includes $18.4 million of tax benefits. (See note 5.)
<F4> Includes a $10.1 million pre-tax loss from the write-off of an investment.
<F5> Includes $3.6 million of net income related to escrow funds.

Note 2.   Securities Investments
                                     March 31, 1995                      December 31, 1994
                         -------------------------------------  ------------------------------------
                                   Gross Unrealized   Fair               Gross Unrealized    Fair
                                   ----------------                      ----------------
Summary of Securities    Cost      Gain    (Loss)    Value     Cost      Gain    (Loss)     Value
- ----------------------------------------------------------------------------------------------------
In Thousands
Trading                                              $ 71,709                              $ 74,046

 Available-for-sale
     Common stock        $ 10,601  $  128  $(1,522)     9,207  $ 10,636  $   86  $(1,748)     8,974
     Preferred stock      103,633   1,995   (1,740)   103,888   117,860   2,747   (3,893)   116,714
                         --------  ------  -------   --------  --------  ------  -------   --------
                         $114,234  $2,123  $(3,262)   113,095  $128,496  $2,833  $(5,641)   125,688

Held-to-maturity
     Leveraged
       preferred stock   $  2,219                       2,219  $  2,013                       2,013
                                                     --------                              --------

Total securities investments                         $187,023                              $201,747
                                                     ========                              ========

The net unrealized gain (loss) on securities investments on the balance sheet includes $1.4 and $3.8 million from the Company's share of Capital Re's unrealized holding losses at March 31, 1995, and December 31, 1994, respectively.

                                                            Quarter Ended March  31,
                                                       ----------------------------------
                                                              1995           1994
- -------------------------------------------------------------------------------------------
Trading securities
     Change in net unrealized holding gain (loss)
     included in earnings                                   $  (101)       $   837

Available-for-sale securities
     Proceeds from sales                                    $26,466        $10,227
     Gross realized gains                                   $   274        $   127
     Gross realized (losses)                                $  (419)       $  (290)


Note 3. Square Butte Purchased Power Contract

The Company has a contract to purchase power and energy from Square Butte. Under the terms of the contract which extends through 2007, the Company is purchasing 71 percent of the output from a generating plant which is capable of generating up to 455 MW. Reductions to about 49 percent of the output are provided for in the contract and, at the option of Square Butte, could begin after a five-year advance notice to the Company.

The cost of the power and energy is a proportionate share of Square Butte's fixed obligations and variable operating costs, based on the percentage of the total output purchased by the Company. The annual fixed obligations of the Company to Square Butte are $19.4 million from 1995 through 1999. The variable operating costs are not incurred unless production takes place. The Company is responsible for paying all costs and expenses of Square Butte if not paid by Square Butte when due. These obligations and responsibilities of the Company are absolute and unconditional whether or not any power is actually delivered to the Company.

Note 4.   Lake Superior Paper Industries

The Company is an equal participant with Pentair Duluth Corp., a wholly owned subsidiary of Pentair, Inc., in LSPI, a joint venture which produces supercalendered paper in Duluth, Minnesota. The Company is committed to a maximum guaranty of $95 million to ensure a portion of LSPI's $33.4 million annual lease obligation for equipment under an operating lease extending to 2012. As of March 31, 1995, the Company also had a $30.2 million short-term note receivable from LSPI. The obligations of the Company are several and not joint with Pentair Duluth Corp. and Pentair, Inc. (See note 6.)


Note 5.   Income Tax Expense
                                             Quarter Ended March 31,
                                        ---------------------------------
Schedule of Income Tax Expense (Benefit)       1995          1994
- --------------------------------------------------------------------------
In Thousands
     Current tax
       Federal                               $  5,296       $  261
       State                                   (1,466)         222
                                             --------       ------
                                                3,830          483
                                             --------       ------
     Deferred tax
       Federal                                (14,879)       1,347
       State                                   (2,536)          88
                                             --------       ------
                                              (17,415)       1,435
                                             --------       ------

     Deferred tax credits                        (620)        (441)
                                             --------       ------
     Total income tax expense (benefit)      $(14,205)      $1,477
                                             ========       ======

In March 1995 based on the results of a project which analyzed the economic feasibility of realizing future tax benefits available to the Company, the board of directors of Lehigh directed the management of Lehigh to dispose of Lehigh's assets in a manner that would maximize utilization of tax benefits. With this new directive in place, Lehigh recognized $18.4 million of income in the first quarter of 1995 by reducing a portion of the valuation reserve that offsets the deferred tax assets. The Company's portion of that income is $14.7 million, or 52 cents per share.



Note 6. Subsequent Event

On May 8, 1995, the Company and Pentair, Inc. signed definitive agreements with Consolidated Papers, Inc. to sell their interests in LSPI and SRFI for approximately $183 million in cash, plus CPI's assumption of debt and lease obligations. CPI will also indemnify the Company and Pentair, Inc. for any future liability under LSPI's lease payment guarantees discussed in note 4. The Company's portion of the proceeds is approximately $112 million. The sale price is subject to adjustment for changes in net book value from December 31, 1994, to closing. The transaction is expected to close in late June 1995, and is conditioned on regulatory clearance, satisfactory completion of further environmental due diligence, closing of the sale by Pentair, Inc. of its Niagara of Wisconsin Paper Corporation to CPI, and other customary conditions. The exit from the paper and pulp business is expected to have an immaterial impact on 1995 financial results for the Company.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Minnesota Power has operations in three business areas: (1) electric utility operations, which include electric, gas and coal mining operations; (2) water utility operations, which include water, wastewater and sanitation operations; and (3) investments and corporate services, which include investments in securities, a financial guaranty reinsurance company, a real estate company in Florida, paper and pulp production, and manufacturing of truck-mounted lifting equipment. The pending $167 million acquisition of ADESA is expected to be completed in mid 1995 and, when completed, the auto redistribution business will be part of investments and corporate services.

On April 17, 1995, a Minnesota businessman agreed to purchase Reach All, the truck-mounted lifting equipment manufacturing partnership owned 82.5 percent by UtilEquip Incorporated, a subsidiary of the Company. The transaction is expected to be completed in the second quarter of 1995, and is conditioned on the purchaser's completion of due diligence and finalization of financing arrangements.

On May 8, 1995, the Company and Pentair, Inc. signed definitive agreements with Consolidated Papers, Inc. to sell their interests in LSPI and SRFI for approximately $183 million in cash, plus CPI's assumption of debt and lease obligations. CPI will also indemnify the Company and Pentair, Inc. for any future liability under LSPI's lease payment guarantees discussed in note 4. The Company's portion of the proceeds is approximately $112 million. The sale price is subject to adjustment for changes in net book value from December 31, 1994, to closing. The transaction is expected to close in late June 1995, and is conditioned on regulatory clearance, satisfactory completion of further environmental due diligence, closing of the sale by Pentair, Inc. of its Niagara of Wisconsin Paper Corporation to CPI, and other customary conditions. The exit from the paper and pulp business is expected to have an immaterial impact on 1995 financial results for the Company.

Earnings per share of common stock for the quarter ended March 31, 1995, were 87 cents compared to 30 cents for the quarter ended March 31, 1994. The most significant factor contributing to the higher earnings in 1995 was the recognition of tax benefits associated with Lehigh which contributed 52 cents to earnings per share. Earnings in 1995 also reflect the improved performance of the Company's securities portfolio, higher paper and pulp prices, and increased electric sales to industrial customers offset in part by lower water consumption levels at SSU and an 18 cent per share provision associated with exiting the truck-mounted lifting equipment business. Earnings in 1994 include 13 cents per share from the recognition of escrow funds associated with Lehigh and a 21 cent per share write off of an investment.

                                             Quarter Ended March 31,
Earnings Per Share                           1995            1994
- --------------------------------------------------------------------------
     Electric Utility Operations
       Electric                              $ .31          $ .26
       Coal                                    .02            .02
                                             -----          -----
                                               .33            .28
                                             -----          -----

     Water Utility Operations                  .00            .03
                                             -----          -----

     Investments and Corporate Services
       Portfolio and reinsurance               .16           (.13)
       Real estate                             .53            .16
       Paper and pulp                          .05           (.01)
       Other operations                       (.20)          (.03)
                                             -----          -----
                                               .54           (.01)
                                             -----          -----

     Total Earnings Per Share                $ .87          $ .30
                                             =====          =====

Results of Operations

Comparison of the Quarter Ended March 31, 1995 and 1994.

Electric utility operations. Income from the electric utility operations was higher in 1995 compared to 1994 due to interim rates in effect since March 1, 1994, and an overall increase in electric sales of 2 percent. Kilowatt-hour sales to industrial customers increased 10 percent due to National resuming operations in August 1994. Coal operations contributed income of $661,000 in 1995 and $579,000 in 1994 to electric utility operations.

Revenue from electric sales to taconite customers accounted for 37 percent of revenue and income from electric operations in 1995 compared to 32 percent in 1994. Revenue from electric sales to paper and other wood-products companies accounted for 13 percent of revenue and income from electric operations in 1995 and in 1994.

Water utility operations. Income from water utility operations was down in 1995 due in part to reduced irrigation demand and the December 1994 sale of SSU's Venice Gardens assets. It is expected that the loss of customers as a result of the Venice Gardens transaction will be offset when the purchase of Orange Osceola Utilities, Inc. is completed in the third quarter of 1995.

Investments and corporate services. Earnings from investments and corporate services were higher in 1995 primarily due to the recognition of $18.4 million of tax benefits by Lehigh, the Company's real estate business. In March 1995 based on the results of a project which analyzed the economic feasibility of realizing future tax benefits available to the Company, the board of directors of Lehigh directed the management of Lehigh to dispose of Lehigh's assets in a manner that would maximize utilization of tax benefits. The Company's portion of the tax benefits reflected as income is $14.7 million, or 52 cents per share. Earnings in 1994 include 13 cents per share from the recognition of escrow funds associated with Lehigh.

Higher paper and pulp prices also increased earnings in 1995. Pretax income from LSPI was $1,594,000 in 1995 compared to $452,000 in 1994. Pulp production contributed $779,000 to net income in 1995 compared to a $322,000 loss in 1994.

The performance of the Company's securities portfolio improved significantly over 1994 due to improved market conditions. In the first quarter of 1994 the Company wrote off a $10.1 million investment. In March 1995, the Company recorded a $5 million provision, lowering earnings per share by 18 cents in anticipation of exiting Reach All. On April 17, 1995, the Company entered into an agreement for the sale of this business to a Minnesota businessman. The transaction is expected to be completed in the second quarter of 1995.

Liquidity and Financial Position

Reference is made to the Consolidated Statement of Cash Flows for the three months ended March 31, 1995 and 1994, for purposes of the following discussion.

Cash flow activities. Cash from operating activities was affected by a number of factors representative of normal operations. Cash used for investing activities decreased $10.2 million because a portion of the securities portfolio was liquidated in anticipation of the ADESA acquisition. Cash used for financing activities increased $13.2 million due to the payment of notes payable outstanding at December 31, 1994.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 900,000 original issue shares of common stock are available for issuance through the DRIP.

Proceeds from the pending sale of the paper and pulp businesses, combined with funds from the sale of a portion of the securities investment portfolio, are expected to fund the ADESA purchase in mid 1995.

Capital requirements. Consolidated capital expenditures for the three months ended March 31, 1995, totaled $13.7 million. These expenditures include $9.7 million for electric utility operations, of which $500,000 was for coal operations, $3.8 million for water utility operations and $200,000 for the pulp production plant. Internally generated funds were the primary source for funding these expenditures.


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Shareholders on May 9, 1995.

(b) The election of directors, appointment of independent accountants and approval of the Minnesota Power Director Stock Plan were voted on at the Annual Meeting of Shareholders. The results were as follows:

                                        Votes
                                        Withheld or                   Broker
Directors                Votes For      Against        Abstentions   Nonvotes
- ---------                ---------      -------        -----------   --------

Merrill K. Cragun        27,132,221     499,284             -           -
Dennis E. Evans          27,016,172     615,333             -           -
Sr. Kathleen Hofer       27,094,394     537,111             -           -
Peter J. Johnson         27,171,459     460,046             -           -
Paula F. McQueen         27,132,900     498,605             -           -
Robert S. Nickoloff      27,110,974     520,531             -           -
Jack I. Rajala           27,156,666     474,839             -           -
Charles A. Russell       27,143,921     487,584             -           -
Arend J. Sandbulte       27,115,690     515,815             -           -
Nick Smith               27,050,055     581,450             -           -
Bruce W. Stender         27,066,918     564,587             -           -
Donald C. Wegmiller      27,123,323     508,182             -           -

Independent Accountants
- -----------------------

Price Waterhouse LLP     26,981,957     222,367          427,181        -

Minnesota Power
Director Stock Plan
- -------------------

                         23,280,465     2,870,316      1,480,724        -

Item 5.   Other Information

Reference is made to the Company's 1994 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1994 Form 10-K.

Ref. Pages 3 and 4. - Table - Contract Status of Minnesota Power Firm Large Power Customers

Eveleth Mines is owned 41.7 percent by Rouge Steel Co., 14.4 percent by Oglebay Norton Co., 33.3 percent by AK Steel and 10.6 percent by Steel Co. of Canada.

(5) Minntac has incremental demand of 52.6 MW through October 1995.

(6) On April 13, 1995, the MPUC approved the Company's contract amendment with National which incorporated incremental production service over 85 MW and updated the interruptible service provision.

On April 28, 1995, the Company and Lakehead Pipe Line signed a six-year electric service agreement for 16.5 MW. This agreement, which is subject to MPUC approval, will be effective retroactive to May 1, 1995, and continue through April 30, 2001. Upon MPUC approval of this agreement, Lakehead Pipe Line, who is currently a customer of the Company, will become a Firm Large Power Customer.

Ref. Page 4. - Table - Contract Status of Minnesota Power Purchased Power Contracts

Add the following information to the table entitled "Contract Status of Minnesota Power Purchased Power Contracts":

Firm Power Purchases (3)
  Hibbing Public Utilities Commission   5    May 1, 1995 through October 31,
                                               1995
  Virginia Public Utilities Commission  5    May 1, 1995 through October 31,
                                               1995
  Manitoba Hydro                      120    May 1, 1995 through October 31,
                                               1995

(3) Firm power purchase contracts require the Company to pay demand charges for MW under contract and an energy charge for each MWh purchased. The entity is obligated to provide energy as scheduled by the Company.

Ref. Page 4. - Insert New Paragraph after Table "Contract Status of Minnesota Power Purchased Power Contracts"

On April 17, 1995, the Company and LTV Steel Mining Company (LTV) signed a capacity purchase agreement and an amendment to their Electric Service and Interconnection Agreement providing for a new five year shared reserves arrangement. The capacity purchase agreement and the amendment will enable the Company to add to its capacity 210 MW generated from three of LTV's generating units with the understanding that the Company will provide LTV's entire 130 MW load on a stand-by basis. Of the remaining 80 MW, 60 MW will be used to meet the Company's needs and 20 MW will be kept in reserve as required by the Mid-Continent Area Power Pool. The Company will also receive about $500,000 per year for providing related control area services. The amendment, which is expected to be effective retroactive to May 1, 1995, and continue through April 30, 2000, is subject to MPUC approval. LTV will file the capacity agreement addressing the Company's purchase of LTV's 210 MW of generating capacity with the FERC for its approval.

Ref. Page 8. -  First Paragraph and Ref. Page 12. -  Fifth Paragraph

The original St. Louis River Project license expired December 31, 1993, and the Company is currently operating the project under an annual license until the FERC issues a new license. As a precursor to the issuance of the new license, the final environmental impact statement (FEIS) for this project was released by the FERC in February 1995. In a filing with the FERC on April 17, 1995, the Company identified deficiencies in the FEIS pertaining to the incremental economic impact that the FEIS recommendations would have upon the project economics. A final license is expected to be issued during 1995. Depending on the terms of the final license, the Company, and any other interested party, may pursue reconsideration of the license under procedures established pursuant to federal regulations.

Ref. Page 8. - Insert after First Paragraph

On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities (FERC Docket No. RM95-8-000) and a supplemental NOPR on Recovery of Stranded Costs (FERC Docket No. RM94-7-001).

The rules proposed in the NOPR are intended to facilitate competition among generators for sales to the bulk power supply market. If adopted, the NOPR on open access transmission would require public utilities under the Federal Power Act to provide open access to their transmission systems and would establish guidelines for their doing so. Previously, the FERC had not imposed on utilities a general obligation to provide access to their transmission systems. This open access regime would require utilities to file tariffs that provide for point-to-point and network transmission services, including ancillary services. All public utilities would provide such services pursuant to a generic set of transmission tariff terms and conditions established in the rulemaking proceeding. Thus, a final rule would define the terms under which independent power producers, neighboring utilities, and others could gain access to a utility's transmission grid to deliver power to wholesale customers, such as municipal distribution systems, rural electric cooperatives, or other utilities. Under the NOPR, each public utility would also be required to establish separate rates for its transmission and generation services for new wholesale services, and to take transmission services (including ancillary services) under the same tariffs that would be applicable to third-party users for all of its new wholesale sales and purchases of energy.

The supplemental NOPR on stranded costs provided a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC would provide public utilities a mechanism for recovery of stranded costs that result from municipalization, former retail customers becoming wholesale customers, or the loss of a wholesale customer. The FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

The Company is currently evaluating the NOPR to determine its impact on the Company and its customers. However, the impact is not expected to be material since the Company has generally adopted the open access policies proposed in the NOPR. Comments on the open-access NOPR are due August 7, 1995. It is anticipated that a final rule could take effect in early 1996. The Company cannot predict the outcome of this matter.

Ref. Page 9. -  Fourth Paragraph

On April 13, 1995, the MPUC issued an order denying approval of the economic development rate. The MPUC is allowing the Company to refile this request after making several modifications to address the MPUC's concerns relating primarily to potential discriminatory impact, cost recovery and future ratemaking treatment. The Company is currently considering the MPUC's concerns and has not decided whether it will refile this request with the MPUC.

Ref. Page 11. - Insert after First Paragraph

Early Retirement Plan

In April 1995 the Company offered an early retirement plan to 124 electric utility employees age 55 or older with 10 or more years of service. The offer is open until June 15, 1995, and those employees who accept it must retire by June 30. The Company estimates that the plan will cost from $6 to $8 million, which will be deferred and expensed over the next 2 to 3 years.

Ref. Page 12. -  Insert after Sixth Paragraph

In response to EPA Region V's request for utilities to participate in their Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl (PCB) inventories, the Company is scheduling replacement of PCB-contaminated oil from substation equipment by 1998 and removal of PCB capacitors by 2004. The total cost is expected to be between $1.5 and $2 million.

Ref. Page 14. -  Insert after First Paragraph

In January 1995 the FPSC approved the transfer to SSU of water and wastewater facilities serving the communities of Lakeside and Spring Gardens in Citrus County, Florida, and Valencia Terrace in Lake County, Florida. The transfers were finalized in March 1995 adding 1,270 customers to SSU's existing customer base for a combined purchase price of approximately $500,000.

Ref. Page 15. - Insert after Second Full Paragraph

On April 6, 1995, Florida's First District Court of Appeals issued a decision reversing a 1993 FPSC order which approved uniform rates for 127 of the approximate 150 water and wastewater treatment facilities owned by SSU. The decision resulted from appeals filed with Florida's First District Court of Appeals by Citrus County and a homeowners' group in SSU's Sugarmill Woods service area. In addition, Florida's Office of Public Counsel had appealed the FPSC's decision to permit SSU's shareholders to retain the gain realized from the condemnation of SSU's St. Augustine Shores facilities in St. Johns County, Florida. The Court of Appeals affirmed the FPSC's decision to permit SSU's shareholders to retain the gain realized from the condemnation.

On April 21, 1995, SSU filed a motion for rehearing of the reversal of the uniform rate structure as well as a motion for certification of the uniform rate issue to the Supreme Court of Florida. The FPSC also filed a motion for rehearing of the rate structure issue. The FPSC has not provided any guidance regarding the impact of the reversal of the uniform rate structure. SSU believes that it will not be subject to refund liability if the FPSC's rate structure is not ultimately affirmed on appeal because, among other reasons, the rate structure issue is a revenue neutral issue.

Ref. Page 19. -  First Full Paragraph and Last Partial Paragraph

On April 17, 1995, a Minnesota businessman agreed to purchase Reach All, the truck-mounted lifting equipment manufacturing partnership owned 82.5 percent by UtilEquip Incorporated, a subsidiary of the Company. The transaction is expected to be completed in the second quarter of 1995, and is conditioned on the purchaser's completion of due diligence and finalization of financing arrangements. In anticipation of exiting this business, the Company recorded a $5 million provision, lowering earnings per share of common stock by 18 cents in March 1995.

Ref. Page 19. - Fifth Paragraph

On May 8, 1995, the Company and Pentair, Inc. signed definitive agreements with Consolidated Papers, Inc. to sell their interests in LSPI and SRFI for approximately $183 million in cash, plus CPI's assumption of debt and lease obligations. CPI will also indemnify the Company and Pentair, Inc. for any future liability under LSPI's lease payment guarantees discussed in note 4. The Company's portion of the proceeds is approximately $112 million. The sale price is subject to adjustment for changes in net book value from December 31, 1994, to closing. The transaction is expected to close in late June 1995, and is conditioned on regulatory clearance, satisfactory completion of further environmental due diligence, closing of the sale by Pentair, Inc. of its Niagara of Wisconsin Paper Corporation to CPI, and other customary conditions. The exit from the paper and pulp business is expected to have an immaterial impact on 1995 financial results for the Company.

Ref. Page 21. - Executive Officers of the Registrant

At its May 9, 1995 meeting, the Board of Directors elected Mr. Edwin L. Russell as President of the Company. The election was effected in anticipation of the upcoming retirement of Mr. Sandbulte and pursuant to a May 8, 1995 agreement with Mr. Russell. Mr. Sandbulte, who was the Chairman, President and Chief Executive Officer of the Company prior to Mr. Russell's election, is expected to remain as Chief Executive Officer until early 1996 and as Chairman until May 1996. In addition, the Board of Directors, in accordance with the authority vested in it by the Articles of Incorporation and the Bylaws of the Company and pursuant to, and in light of the timing of, the May 8 agreement, appointed Mr. Russell as a director after authorizing an increase in the size of the Board of Directors from twelve to thirteen members. Mr. Russell is a former group vice president of J.M. Huber Corp., a $1.5 billion family-owned diversified manufacturing and natural resources company based in Edison, New Jersey.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     10   Minnesota Power Director Stock Plan
     27   Financial Data Schedule

(b)  Reports on Form 8-K - None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Minnesota Power & Light Company
                                        -----------------------------------
                                                     (Registrant)





May 12, 1995                                        D. G. Gartzke
                                        -----------------------------------
                                                    D. G. Gartzke
                                          Senior Vice President - Finance
                                            and Chief Financial Officer




May 12, 1995                                       Mark A. Schober
                                        -----------------------------------
                                                   Mark A. Schober
                                                 Corporate Controller