Form 10-Q
period 1995-06-30
MINNESOTA POWER & LIGHT CO
filed 1995-08-11
CIK 66756

                    Securities and Exchange Commission
                           Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

/x/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 1995

                                      or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X        No
          ---          ---


                          Common Stock, no par value,
                         31,308,015 shares outstanding
                              as of July 31, 1995

                        Minnesota Power & Light Company

                                    Index

                                                                      Page

Part I.   Financial Information

          Item 1. Financial Statements

            Consolidated Balance Sheet -
               June 30, 1995 and December 31, 1994                      1

            Consolidated Statement of Income -
               Quarter and Six Months ended June 30, 1995 and 1994      2

            Consolidated Statement of Cash Flows -
               Six Months ended June 30, 1995 and 1994                  3

            Notes to Consolidated Financial Statements                  4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  9

Part II.  Other Information

          Item 5.  Other Information                                   12

          Item 6.  Exhibits and Reports on Form 8-K                    16

Signatures                                                             17

                               Definitions

        The following abbreviations or acronyms are used in the text.


Abbreviation
 or Acronym                              Term
- ---------------     -------------------------------------------------------

1994 Form 10-K      Minnesota Power's Annual Report on Form 10-K for the
                    Year Ended December 31, 1994
ADESA               ADESA Corporation
Capital Re          Capital Re Corporation
Company             Minnesota Power & Light Company and its Subsidiaries
CPI                 Consolidated Papers, Inc.
DRIP                Automatic Dividend Reinvestment and Stock Purchase Plan
ESOP                Employee Stock Ownership Plan
FERC                Federal Energy Regulatory Commission
FPSC                Florida Public Service Commission
Lehigh              Lehigh Acquisition Corporation
LSPI                Lake Superior Paper Industries
Minnesota Power     Minnesota Power & Light Company and its Subsidiaries
MPUC                Minnesota Public Utilities Commission
MW                  Megawatt(s)
National            National Steel Pellet Co.
Reach All           Reach All Partnership
Square Butte        Square Butte Electric Cooperative
SSU                 Southern States Utilities, Inc.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              Minnesota Power
                         Consolidated Balance Sheet
                               In Thousands
                                                              June 30,     December 31,
                                                                1995          1994
                                                             Unaudited       Audited
- ------------------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric utility operations                            $  786,387     $  784,931
     Water utility operations                                  307,456        295,451
     Investments and corporate services                        221,025        362,006
                                                            ----------     ----------
        Total plant and other assets                         1,314,868      1,442,388
                                                            ----------     ----------
Current Assets
     Cash and cash equivalents                                 128,883         27,001
     Funds held by trustee                                     161,810              -
     Trading securities                                         56,033         74,046
     Trade accounts receivable (less reserve of $996
       and $1,041)                                              47,849         51,105
     Notes and other accounts receivable                        10,473         61,654
     Fuel, material and supplies                                22,718         26,405
     Prepayments and other                                      22,315         25,927
                                                            ----------     ----------
        Total current assets                                   450,081        266,138
                                                            ----------     ----------
Deferred Charges
     Regulatory                                                 79,043         74,919
     Other                                                      28,164         24,353
                                                            ----------     ----------
        Total deferred charges                                 107,207         99,272
                                                            ----------     ----------
Total Assets                                                $1,872,156     $1,807,798
- ------------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value, 65,000,000 shares
       authorized 31,305,968 and 31,246,557 shares
       outstanding                                          $  372,634     $  371,178
     Unearned ESOP shares                                      (74,505)       (76,727)
     Net unrealized gain (loss) on securities investments          245         (5,410)
     Retained earnings                                         279,370        272,646
                                                            ----------     ----------
        Total common stock equity                              577,744        561,687
     Cumulative preferred stock                                 28,547         28,547
     Redeemable serial preferred stock                          20,000         20,000
     Long-term debt                                            568,725        601,317
                                                            ----------     ----------
        Total capitalization                                 1,195,016      1,211,551
                                                            ----------     ----------
Current Liabilities
     Accounts payable                                           29,345         36,792
     Accrued taxes                                              42,772         41,133
     Accrued interest and dividends                             14,217         14,157
     Notes payable                                             178,470         54,098
     Long-term debt due within one year                          9,878         12,814
     Other                                                      24,855         23,799
                                                            ----------     ----------
        Total current liabilities                              299,537        182,793
                                                            ----------     ----------
Deferred Credits
     Accumulated deferred income taxes                         164,604        192,441
     Contributions in aid of construction                       91,197         87,036
     Regulatory                                                 55,221         55,996
     Other                                                      66,581         77,981
                                                            ----------     ----------
        Total deferred credits                                 377,603        413,454
                                                            ----------     ----------
Total Capitalization and Liabilities                        $1,872,156     $1,807,798
- ------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of this statement.

                              Minnesota Power
                       Consolidated Statement of Income
               In Thousands Except Per Share Amounts - Unaudited


                                               Quarter Ended               Six Months Ended
                                                  June 30,                      June 30,
                                            1995           1994           1995           1994
- --------------------------------------------------------------------------------------------------

Operating Revenue and Income
  Electric utility operations             $118,417       $109,665       $237,865       $227,347
  Water utility operations                  18,538         19,683         34,816         37,531
  Investments and corporate services        10,383         10,182         21,341         14,520
                                          --------       --------       --------       --------
    Total operating revenue and income     147,338        139,530        294,022        279,398
                                          --------       --------       --------       --------

Operating Expenses
  Fuel and purchased power                  44,113         37,112         84,422         80,123
  Operations                                60,975         57,852        123,117        114,656
  Administrative and general                16,790         16,668         35,250         36,253
  Interest expense                          11,388         11,083         22,489         21,996
                                          --------       --------       --------       --------
    Total operating expenses               133,266        122,715        265,278        253,028
                                          --------       --------       --------       --------

  Income (Loss) from Equity Investments      2,360          1,584         (3,908)         3,048
                                          --------       --------       --------       --------

Operating Income from Continuing
  Operations                                16,432         18,399         24,836         29,418

Income Tax Expense (Benefit)                 5,509          5,628         (9,892)         7,164
                                          --------       --------       --------       --------
Income from Continuing Operations           10,923         12,771         34,728         22,254

Income from Discontinued Operations          1,190            199          2,842             84
                                          --------       --------       --------       --------

Net Income                                  12,113         12,970         37,570         22,338

Dividends on Preferred Stock                   800            800          1,600          1,600
                                          --------       --------       --------       --------

Earnings Available for Common Stock       $ 11,313       $ 12,170       $ 35,970       $ 20,738
                                          ========       ========       ========       ========

Average Shares of Common Stock              28,446         28,217         28,409         28,195

Earnings Per Share of Common Stock
  Continuing Operations                      $ .35          $ .43          $1.17          $ .74
  Discontinued Operations                      .05            .01            .10            .00
                                             -----          -----          -----          -----
    Total                                    $ .40          $ .44          $1.27          $ .74
                                             =====          =====          =====          =====

Dividends Per Share of Common Stock          $ .51          $.505          $1.02          $1.01

- --------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of this statement.

                              Minnesota Power
                      Consolidated Statement of Cash Flows
                          In Thousands - Unaudited

                                                                    Six Months Ended
                                                                        June 30,
                                                                   1995            1994
- ---------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                  $  37,570      $ 22,338
     Depreciation                                                   27,575        22,623
     Amortization of coal contract termination costs                     -         3,920
     Deferred income taxes                                         (29,101)        3,210
     Deferred investment tax credits                                (1,024)         (902)
     Pretax loss on disposal of discontinued operations              1,793             -
     Changes in operating assets and liabilities
       excluding the effects of discontinued operations
          Notes and accounts receivable                              8,646         9,751
          Fuel, material and supplies                               (2,090)       (3,507)
          Accounts payable                                          (1,325)      (12,150)
          Other current assets and liabilities                       8,221        (6,553)
     Other - net                                                    (2,514)        4,991
                                                                 ---------      --------
          Cash from operating activities                            47,751        43,721
                                                                 ---------      --------

Investing Activities
     Proceeds from sale of investments in securities               112,175        17,422
     Cash from sale of discontinued operations                     106,115             -
     Funds held by trustee for ADESA acquisition                  (161,810)            -
     Additions to investments                                      (65,996)      (32,985)
     Additions to plant                                            (40,906)      (28,913)
     Changes to other assets - net                                   2,777       (16,335)
                                                                 ---------      --------
          Cash for investing activities                            (47,645)      (60,811)
                                                                 ---------      --------

Financing Activities
     Issuance of common stock                                        1,467           602
     Issuance of long-term debt                                      9,000        17,706
     Changes in notes payable                                      124,372        27,978
     Reductions of long-term debt                                   (2,217)       (1,995)
     Dividends on preferred and common stock                       (30,846)      (30,287)
                                                                 ---------      --------
          Cash from financing activities                           101,776        14,004
                                                                 ---------      --------

Change in Cash and Cash Equivalents                                101,882        (3,086)
Cash and Cash Equivalents at Beginning of Period                    27,001        31,674
                                                                 ---------      --------
Cash and Cash Equivalents at End of Period                       $ 128,883      $ 28,588
                                                                 =========      ========


Supplemental Cash Flow Information
     Cash paid during the period for
       Interest (net of capitalized)                             $  22,481      $ 22,556
       Income taxes                                              $  11,893      $ 13,062
- ---------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1994 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The income statement information for prior periods has been reclassified to reflect the discontinuance of the paper and pulp business.


Note 1.   Business Segments
Thousands

                                                            Electric       Water Utility
                                       Consolidated    Utility Operations    Operations
                                       ------------    ------------------  -------------

                                                       Electric    Coal
                                                       --------    ----
Quarter Ended June 30, 1995
- ---------------------------

Revenue and income                       $147,338      $112,173   $6,244      $18,538
Operation and other expense               109,152        86,413    4,574       12,305
Depreciation expense                       12,726         9,598      392        2,641
Interest expense                           11,388         5,120      304        2,667
Income from equity investments              2,360             -        -            -
                                         --------      --------   ------      -------
Operating income
  from continuing operations               16,432        11,042      974          925
Income tax expense (benefit)                5,509         4,515      242          448
                                         --------      --------   ------      -------
Income from continuing operations          10,923      $  6,527   $  732      $   477
                                                       ========   ======      =======
Income from discontinued operations         1,190
                                         --------
Net income                               $ 12,113
                                         ========

Quarter Ended June 30, 1994
- ---------------------------

Revenue and income                       $139,530      $102,978   $6,687      $19,683
Operation and other expense               100,239        74,126    5,107       12,257
Depreciation expense                       11,393         8,655      332        2,364
Interest expense                           11,083         5,219      254        2,957
Income from equity investments              1,584             -        -            -
                                         --------      --------   ------      -------
Operating income (loss)
  from continuing operations               18,399        14,978      994        2,105
Income tax expense (benefit)                5,628         6,513      233          802
                                         --------      --------   ------      -------
Income (loss) from
     continuing operations                 12,771      $  8,465   $  761      $ 1,303
                                                       ========   ======      =======
Income from discontinued operations           199
                                         --------
Net income                               $ 12,970
                                         ========
                                            Investments and
                                           Corporate Services
                                      -----------------------------
                                       Portfolio,
                                      Reinsurance
                                        & Other        Real Estate
                                      -----------      -----------
Quarter Ended June 30, 1995
- ---------------------------

Revenue and income                      $ 5,945          $4,438
Operation and other expense               2,368           3,492
Depreciation expense                         35              60
Interest expense                          3,297               -
Income from equity investments            2,360               -
                                        -------          ------
Operating income
  from continuing operations              2,605             886
Income tax expense (benefit)               (288)            592
                                        -------          ------
Income from continuing operations       $ 2,893          $  294
                                        =======          ======
Income from discontinued operations
Net income

Quarter Ended June 30, 1994
- ---------------------------

Revenue and income                      $ 1,267          $8,915
Operation and other expense               2,467           6,282
Depreciation expense                          1              41
Interest expense                          2,651               2
Income from equity investments            1,584               -
                                        -------          ------
Operating income (loss)
  from continuing operations             (2,268)          2,590
Income tax expense (benefit)             (2,166)            246
                                        -------          ------
Income (loss) from
     continuing operations              $  (102)         $2,344
                                        =======          ======
Income from discontinued operations
Net income

Thousands

                                                            Electric          Water Utility
                                       Consolidated     Utility Operations      Operations
                                       ------------     ------------------    -------------

                                                       Electric       Coal
                                                       --------       ----
Six Months Ended June 30, 1995
- ------------------------------

Revenue and income                    $  294,022       $224,768     $13,097     $ 34,816
Operation and other expense              217,462        168,103       9,955       23,975
Depreciation expense                      25,327         19,153         733        5,252
Interest expense                          22,489         10,257         558        5,184
Loss from equity investments              (3,908)             -           -            -
                                      ----------       --------     -------     --------
Operating income (loss)
     from continuing operations           24,836         27,255       1,851          405
Income tax expense (benefit)              (9,892)        11,623         458           60
                                      ----------       --------     -------     --------
Income from continuing operations         34,728       $ 15,632     $ 1,393     $    345
                                                       ========     =======     ========
Income from discontinued operations        2,842
                                      ----------
Net income                            $   37,570
                                      ==========

Total assets                          $1,872,156       $929,253     $33,039     $339,227
Accumulated depreciation              $  604,884       $488,040     $17,851     $ 98,821
Construction work in progress         $   22,671       $  9,653     $     -     $ 13,018


Six Months Ended June 30, 1994
- ------------------------------

Revenue and income                    $  279,398       $214,078     $13,269     $ 37,531
Operation and other expense              208,241        158,076      10,276       23,434
Depreciation expense                      22,791         17,315         661        4,723
Interest expense                          21,996         10,269         497        5,764
Income from equity investments             3,048              -           -            -
                                      ----------       --------     -------     --------
Operating income (loss)
     from continuing operations           29,418         28,418       1,835        3,610
Income tax expense (benefit)               7,164         12,252         491        1,355
                                      ----------       --------     -------     --------
Income (loss) from
     continuing operations                22,254       $ 16,166     $ 1,344     $  2,255
                                                       ========     =======     ========
Income from discontinued operations           84
                                      ----------
Net income                            $   22,338
                                      ==========

Total assets                          $1,783,130 <F6>  $909,068     $27,457     $353,789
Accumulated depreciation              $  572,392 <F7>  $459,269     $16,908     $ 93,465
Construction work in progress         $   40,633       $ 22,699     $     -     $ 17,934


                                                 Investments and
                                                Corporate Services
                                           -----------------------------
                                            Portfolio,
                                           Reinsurance
                                             & Other        Real Estate
                                           -----------      -----------
Six Months Ended June 30, 1995
- ------------------------------

Revenue and income                           $ 12,638        $ 8,703
Operation and other expense                     4,803         10,626 <F2>
Depreciation expense                               69            120
Interest expense                                6,488              2
Loss from equity investments                   (3,908) <F1>        -
                                             --------        -------
Operating income (loss)
     from continuing operations                (2,630)        (2,045)
Income tax expense (benefit)                   (4,610)       (17,423) <F3>
                                             --------        -------
Income from continuing operations            $  1,980        $15,378
                                             ========        =======
Income from discontinued operations
Net income

Total assets                                 $538,195        $32,442
Accumulated depreciation                     $    172        $     -
Construction work in progress                $      -        $     -


Six Months Ended June 30, 1994
- ------------------------------

Revenue and income                           $ (3,826) <F4>  $18,346 <F5>
Operation and other expense                     5,372         11,083
Depreciation expense                                2             90
Interest expense                                5,461              5
Income from equity investments                  3,048              -
                                             --------        -------
Operating income (loss)
     from continuing operations               (11,613)         7,168
Income tax expense (benefit)                   (7,265)           331
                                             --------        -------
Income (loss) from
     continuing operations                   $ (4,348)       $ 6,837
                                             ========        =======
Income from discontinued operations
Net income

Total assets                                 $300,480        $36,208
Accumulated depreciation                     $      4        $     -
Construction work in progress                $      -        $     -

<F1> Includes an $8.5 million pre-tax provision for exiting the equipment manufacturing business.
<F2> Includes $3.7 million of minority interest relating to the recognition of tax benefits. (See note 4.)
<F3> Includes $18.4 million of tax benefits. (See note 4.)
<F4> Includes a $10.1 million pre-tax loss from the write-off of an investment.
<F5> Includes $3.6 million of net income related to escrow funds.
<F6> Includes $156.1 million related to operations which were discontinued in 1995.
<F7> Includes $2.7 million related to operations which were discontinued in 1995.

Note 2.   Securities Investments

                                               June 30, 1995
                                   ----------------------------------------
                                              Gross Unrealized    Fair
                                              ----------------
Summary of Securities               Cost      Gain      (Loss)    Value
- ----------------------------------------------------------------------------
In Thousands

Trading                                                          $ 56,033

Available-for-sale
  Common stock                     $ 3,243   $    -    $  (770)     2,473
  Preferred stock                   82,792    3,078     (2,904)    82,966
                                   -------   ------    -------   --------
                                   $86,035   $3,078    $(3,674)    85,439

Held-to-maturity
  Leveraged preferred stock        $ 2,069                          2,069
                                                                 --------

Total securities investments                                     $143,541
                                                                 ========


                                               December 31,1994
                                   ----------------------------------------
                                              Gross Unrealized    Fair
                                              ----------------
Summary of Securities               Cost      Gain      (Loss)    Value
- ----------------------------------------------------------------------------
In Thousands

Trading                                                          $ 74,046

Available-for-sale
  Common stock                     $ 10,636  $   86    $(1,748)     8,974
  Preferred stock                   117,860   2,747     (3,893)   116,714
                                   --------  ------    -------   --------
                                   $128,496  $2,833    $(5,641)   125,688

Held-to-maturity
  Leveraged preferred stock        $  2,013                         2,013
                                                                 --------

Total securities investments                                     $201,747
                                                                 ========

The net unrealized gain (loss) on securities investments on the balance sheet includes the Company's share of Capital Re's unrealized holding gains of $594,000 at June 30, 1995, and $3.8 million of unrealized holding losses at December 31, 1994.

                                                    Quarter Ended     Six Months Ended
                                                       June 30,            June 30,
                                                    1995     1994       1995      1994
- --------------------------------------------------------------------------------------------
Trading securities
  Change in net unrealized holding gain (loss)
    included in earnings                          $   108   $ (772)   $   781   $    65

Available-for-sale securities
  Proceeds from sales                             $32,552   $7,195    $59,019   $17,422
  Gross realized gains                            $ 1,301   $  116    $ 1,575   $   243
  Gross realized (losses)                         $(1,186)  $ (393)   $(1,605)  $  (683)


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

Note 4.   Income Tax Expense

                                                     Quarter Ended             Six Months Ended
                                                       June 30,                    June 30,
Schedule of Income Tax Expense (Benefit)            1995      1994           1995           1994
- -------------------------------------------------------------------------------------------------------
In Thousands

Charged to continuing operations
  Current tax
     Federal                                      $  1,040  $ 4,540        $  3,866       $ 6,177
     State                                             493    1,555           1,621         2,186
                                                  --------  -------        --------       -------
                                                     1,533    6,095           5,487         8,363
                                                  --------  -------        --------       -------
  Deferred tax
     Federal                                         3,598      261         (12,300)          280
     State                                             781     (267)         (2,055)         (576)
                                                  --------  -------        --------       -------
                                                     4,379       (6)        (14,355)         (296)
                                                  --------  -------        --------       -------

  Deferred tax credits                                (403)    (461)         (1,024)         (903)
                                                  --------  -------        --------       -------
        Income taxes on continuing operations        5,509    5,628          (9,892)        7,164
                                                  --------  -------        --------       -------

Charged to discontinued operations
  Current tax
     Federal                                        13,502   (1,262)         13,396        (2,638)
     State                                           4,209     (376)          4,192          (785)
                                                  --------  -------        --------       -------
                                                    17,711   (1,638)         17,588        (3,423)
                                                  --------  -------        --------       -------
  Deferred tax
     Federal                                       (12,870)   1,371         (11,851)        2,700
     State                                          (3,195)     409          (2,895)          807
                                                  --------  -------        --------       -------
                                                   (16,065)   1,780         (14,746)        3,507
                                                  --------  -------        --------       -------

        Income taxes on discontinued operations      1,646      142           2,842            84
                                                  --------  -------        --------       -------

Total income tax expense (benefit)                $  7,155  $ 5,770        $ (7,050)      $ 7,248
                                                  ========  =======        ========       =======

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

Note 5. Discontinued Operations

On June 30, 1995, Minnesota Power sold its interest in the paper and pulp business to CPI for $118 million in cash, plus CPI's assumption of certain debt and lease obligations. The Company is still committed to a maximum guaranty of $90 million to ensure a portion of LSPI's $33.4 million annual lease obligation for equipment under an operating lease extending to 2012. However, CPI has agreed to indemnify the Company for any payments the Company may make as a result of the Company's existing obligation relating to the LSPI operating lease. The sale price is subject to adjustment upon completion of audits of the paper and pulp business.

The financial results of the paper and pulp business including the loss on disposition have been accounted for as discontinued operations.

                                                         Quarter Ended      Six Months Ended
                                                            June 30,            June 30,
Summary of Discontinued Operations                       1995      1994      1995      1994
- ------------------------------------------------------------------------------------------------
In Thousands

  Revenue and income                                   $22,285   $12,774   $44,324   $23,475
                                                       =======   =======   =======   =======

  Equity in earnings                                   $ 5,554   $   200   $ 7,241   $   579
                                                       =======   =======   =======   =======


  Income from operations                               $ 4,629   $   341   $ 7,477   $   168
  Income tax expense                                    (1,921)     (142)   (3,117)      (84)
                                                       -------   -------   -------   -------
                                                         2,708       199     4,360        84
                                                       -------   -------   -------   -------

  Loss on disposal                                      (1,793)        -    (1,793)        -
  Income tax benefit                                       275         -       275         -
                                                       -------   -------   -------   -------
                                                        (1,518)        -    (1,518)        -
                                                       -------   -------   -------   -------
  Income from discontinued operations                  $ 1,190   $   199   $ 2,842   $    84
                                                       =======   =======   =======   =======

Note 6.   Subsequent Event

Effective July 1, 1995, Minnesota Power became an 80 percent owner of ADESA for $167 million in cash. ADESA, headquartered in Indianapolis, Indiana, owns and operates auto redistribution facilities and performs related services through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, fleet/lease companies, banks and finance companies. Proceeds from the sale of the paper and pulp business combined with proceeds from the sale of securities investments were used to fund the purchase of ADESA.

In February 1995 the Company signed a merger agreement with ADESA, as well as, employment agreements and put and call agreements with ADESA's four top managers. The put and call agreements provide ADESA management the right to sell to Minnesota Power, and Minnesota Power the right to purchase, ADESA management's 20 percent retained ownership interest in ADESA, in increments during the years 1997, 1998 and 1999, at a price based on ADESA's financial performance.

Pro forma financial statements reflecting the acquisition of ADESA and financial statements of ADESA for the interim period ended June 30, 1995, will be filed as an amendment to the Company's Form 8-K filed July 12, 1995. The amendment will be filed on or before September 8, 1995, pursuant to Form 8-K,
Item 7. instructions.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Minnesota Power has operations in four business areas: (1) electric utility operations, which include electric, gas and coal mining operations; (2) water utility operations, which include water, wastewater and sanitation services;
(3) investments and corporate services, which include a financial guaranty reinsurance company, a real estate company in Florida and investments in securities; and (4) an auto redistribution business that was acquired July 1, 1995.

Earnings per share of common stock for the quarter ended June 30, 1995, were 40 cents compared to 44 cents for the quarter ended June 30, 1994. Lower earnings in 1995 are attributed to higher expenses due to scheduled maintenance in electric utility operations and lower consumption levels and sales in water utility operations. However, earnings from the portfolio, reinsurance business, and paper and pulp business improved substantially in 1995. A single large commercial land sale contributed to 1994 real estate results.

Earnings per share of common stock for the six months ended June 30, 1995, were $1.27 compared to 74 cents for the quarter ended June 30, 1994. The most significant factor contributing to the higher earnings in 1995 was the recognition of tax benefits associated with Lehigh which contributed 52 cents to earnings per share. Earnings in 1995 also reflect the improved performance of the Company's securities portfolio, higher paper and pulp prices, and increased electric sales to industrial customers offset in part by lower water consumption levels at SSU and an 18 cent per share provision associated with exiting the truck-mounted lifting equipment business. Earnings in 1994 include 13 cents per share from the recognition of escrow funds associated with Lehigh and a 21 cent per share write-off of an investment.

                                              Quarter Ended      Six Months Ended
                                                 June 30,            June 30,
Earnings Per Share                           1995      1994      1995      1994

  Continuing Operations
     Electric Utility Operations
        Electric                             $.21      $.28      $ .52     $.54
        Coal                                  .03       .03        .05      .05
                                             ----      ----      -----     ----
                                              .24       .31        .57      .59
                                             ----      ----      -----     ----

     Water Utility Operations                 .01       .05        .01      .08
                                             ----      ----      -----     ----

     Investments and Corporate Services
        Portfolio and reinsurance             .10       .01        .26     (.12)
        Real estate                           .01       .08        .54      .24
        Other operations                     (.01)     (.02)      (.21)    (.05)
                                             ----      ----      -----     ----
                                              .10       .07        .59      .07
                                             ----      ----      -----     ----

  Total Continuing Operations                 .35       .43       1.17      .74
                                             ----      ----      -----     ----

  Discontinued Operations                     .05       .01        .10      .00
                                             ----      ----      -----     ----

  Total Earnings Per Share                   $.40      $.44      $1.27     $.74
                                             ====      ====      =====     ====

Results of Operations

Comparison of the Quarter Ended June 30, 1995 and 1994.

Electric utility operations. Operating revenue and income from electric utility operations were higher in 1995 compared to 1994 primarily because of a 15 percent increase in kilowatt-hour sales to industrial customers. National resumed operations in August 1994 and required significantly more amounts of electricity in 1995. Overall electric sales increased 7 percent. Fuel and purchased power expenses were higher in 1995 due to increased demand for electricity. Operations included higher scheduled maintenance costs and customer service expenses. Coal operations contributed net income of $732,000 in 1995 and $761,000 in 1994 to electric utility operations.

Revenue from electric sales to taconite customers accounted for 36 percent of revenue and income from electric utility operations in 1995 compared to 34 percent in 1994. Revenue from electric sales to paper and other wood products companies accounted for 13 percent of revenue and income from electric utility operations in 1995 compared to 14 percent in 1994.

Water utility operations. Revenue and income from water utility operations were down in 1995 due in part to reduced irrigation demand and the December 1994 sale of SSU's Venice Gardens assets. It is expected that the loss of customers as a result of the Venice Gardens transaction will be offset when the purchase of Orange Osceola Utilities, Inc. is complete. The transaction is expected to occur in the third quarter of 1995.

In June 1995 SSU filed a request with the FPSC for an $18.1 million annual increase in rates. Interim rates of $12.4 million are expected to be in effect in October 1995 and will be subject to refund with interest.

Investments and corporate services. In 1995 improved market conditions enhanced the portfolio and reinsurance business results. A single large commercial land sale contributed to 1994 real estate results.

Discontinued operations. Operating results of the paper and pulp business as well as the disposition of that business have been included in discontinued operations. Significantly higher paper and pulp prices increased earnings in 1995.

Comparison of the Six Months Ended June 30, 1995 and 1994.

Electric utility operations. Operating revenue and income from electric utility operations were higher in 1995 compared to 1994 due to interim rates in effect since March 1, 1994, and a 13 percent increase in kilowatt-hour sales to industrial customers due to National resuming operations in August 1994. Overall electric sales increased 4 percent. Coal operations contributed $1.4 million and $1.3 million of net income in 1995 and 1994, respectively, to electric utility operations.

Revenue from electric sales to taconite customers accounted for 37 percent of revenue and income from electric utility operations in 1995 compared to 33 percent in 1994. Revenue from electric sales to paper and other wood products companies accounted for 13 percent of revenue and income from electric utility operations in 1995 compared to 14 percent in 1994.

Water utility operations. Operating revenue and income from water utility operations were down in 1995 due in part to reduced irrigation demand and the December 1994 sale of SSU's Venice Gardens assets. It is expected that the loss of customers as a result of the Venice

Gardens transaction will be offset when the purchase of Orange Osceola Utilities, Inc. is completed. The transaction is expected to occur in the third quarter of 1995.

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

The performance of the Company's securities portfolio improved significantly over 1994 due to improved market conditions. In the first quarter of 1994 the Company wrote off a $10.1 million investment. In March 1995, the Company recorded a $5 million provision, lowering earnings per share by 18 cents in anticipation of exiting Reach All. It is expected that the liquidation of Reach All will be completed during third quarter 1995.

Discontinued operations. Operating results of the paper and pulp business as well as the disposition of that business have been included in discontinued operations. Significantly higher paper and pulp prices increased earnings in 1995.

Liquidity and Financial Position

Reference is made to the Consolidated Statement of Cash Flows for the six months ended June 30, 1995 and 1994, for purposes of the following discussion.

Cash flow activities. Cash from operating activities was affected by a number of factors representative of normal operations.

Cash from investing activities included proceeds from the sale of the paper and pulp business and proceeds from the sale of a portion of the securities portfolio. The majority of these proceeds were placed in cash and cash equivalents to repay notes payable issued in anticipation of the ADESA acquisition closing on July 1, 1995.

Cash from financing activities increased due to the issuance of notes payable to temporarily finance the ADESA acquisition on July 1, 1995. The proceeds from these notes payable were held in trust until July 3, 1995.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 900,000 original issue shares of common stock are available for issuance through the DRIP.

ADESA's auctions finance a substantial amount of their working capital needs with accounts payable due to sellers for vehicles sold at the auctions. Typically, ADESA is paid immediately when an automobile is auctioned and title is delivered. In certain instances, a seller does not have physical possession of the title when a car is auctioned. In such instances, when ADESA receives the title, it then pays the seller and submits a bill to the buyer, resulting in a short-term need for borrowings. ADESA delivers title for the vehicle against payment therefor. ADESA also pays automobile manufacturers for vehicles sold at factory sales which requires short-term working capital until the buyers' checks have cleared.

ADESA also offers short-term on-site financing for dealers to purchase automobiles at auctions in exchange for a security interest in those automobiles. The financing is provided through the earlier of the date the dealer sells the automobile or a general borrowing term of 30-60 days. As a result, ADESA has a $40 million revolving line of credit to meet its short-term operational requirements.

Capital requirements. Consolidated capital expenditures for the six months ended June 30, 1995, totaled $38 million. These expenditures include $23.1 million for electric utility operations, of which $5.6 million was for coal operations, $14.2 million for water utility operations and $700,000 for the pulp production plant. Internally generated funds were the primary source for funding these expenditures.

The construction forecast for the remainder of 1995 was revised following the sale of the paper and pulp business and the July 1, 1995, purchase of ADESA. Total 1995 capital expenditures are expected to be $120 million which include $51 million for the relocation and development of auto auction sites. Internally generated funds and a $52 million revolving line of credit at ADESA are expected to finance the majority of the expenditures.


PART II.  OTHER INFORMATION

Item 5.   Other Information

Reference is made to the Company's 1994 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1994 Form 10-K.

Ref. Page 2. - Last Paragraph

Lakehead Pipe Line Company, Limited Partnership, a natural gas pipe line company, became a Firm Large Power Customer of the Company on June 30, 1995, when the MPUC approved a six-year electric service agreement for 16.5 MW through April 30, 2001.

Ref. Page 3. - First Partial Paragraph

As of July 15, 1995, the minimum annual revenue the Company would collect under contracts with the Firm Large Power Customers, assuming no electric energy use by these customers, is estimated to be $119.0, $98.4, $95.5, $82.9 and $63.9 million during the years 1995, 1996, 1997, 1998 and 1999, respectively.

Ref. Pages 3 and 4. - Table -Contract Status of Minnesota Power Firm Large Power Customers
Ref. 10-Q for the quarter ended March 31, 1995, Page 10.

Blandin Paper has a contract amendment pending with the MPUC for contract demand of between 39.8 MW and 43.7 MW and incremental demand of between 13.2 MW and 15.2 MW for April 1995 through October 1995.

LSPI - became 100 percent owned by CPI on June 30, 1995, when the Company and Pentair Duluth Corp. each sold their 50 percent interest.

Potlatch Corp. - Cloquet - On July 24, 1995, the MPUC approved a contract amendment retroactive to May 1995 for incremental demand of between 2.3 MW and
3.3 MW through October 1995.

Lakehead Pipe Line Company, Limited Partnership (Lakehead) - On June 30, 1995, the MPUC approved a six-year electric service agreement for 12.25 MW of contract demand and 4.25 MW of incremental demand through April 30, 2001. Lakehead Pipe Line Company, Inc. serves as the general partner in conducting the operations of Lakehead. Minnesota Power serves Lakehead's pumping stations located in Deer River and Floodwood, Minnesota.

Ref. Page 4. -Table - Contract Status of Minnesota Power Purchased Power
Contracts
Ref. 10-Q for the quarter ended March 31, 1995, Page 10.

Add the following information to the table entitled "Contract Status of Minnesota Power Purchased Power Contracts:"

          Entity                     Contract MW                 Contract Period
          ------                     -----------                 ---------------

Participation Power Purchases
- -----------------------------
  Basin Electric Power Cooperative        50           July 1, 1995, through December 31, 1995

Firm Power Purchases
- --------------------
  Ontario Hydro                          100           July 1, 1995, through December 31, 1995
                                          50           May 1, 1995, through December 31, 1995

Ref. Page 4. - Insert New Paragraph after Table - Contract Status of Minnesota Power Purchased Power Contracts
Ref. 10-Q for the quarter ended March 31, 1995, Page 10. - Last Paragraph

On June 30, 1995, the MPUC approved a new five year amendment to the Electric Service and Interconnection Agreement between the Company and LTV Steel Mining Company (LTV). The amended Electric Service and Interconnection Agreement, along with a purchased power agreement between the Company and LTV provides for a shared reserves arrangement under which 210 MW is added to the Company's capacity and from which LTV's entire 130 MW load is provided on a firm power replacement service basis. The amendment expires April 30, 2000. FERC approval sought by LTV on the purchased power agreement remains pending.

Ref. Page 5. - Table - Contract Status of Minnesota Power Capacity Sales
Contracts

The following information updates Northern States Power Company and Cooperative Power Association in the table entitled "Contract Status of Minnesota Power Capacity Sales Contracts:"

         Utility                     Contract MW                 Contract Period
         -------                     -----------                 ---------------

Firm Power Sales
- ----------------

     Northern States Power Company       200           May 1, 1995, through October 31, 1995
                                         150           May 1, 1996, through October 31, 1996

     Cooperative Power Association        10           May 1, 1995, through October 31, 1995

Ref. Page 8. - Insert after First Paragraph
Ref. 10-Q for the quarter ended March 31, 1995, Page 11. - Last Paragraph

On August 7, 1995, the Company filed comments with the FERC relating to the Notice of Proposed Rulemaking on Open Access Non-Discriminatory
Transmission Services by Public Utilities and Transmitting Utilities.

Ref. Page 8. - Fourth and Fifth Paragraphs

The Company's compliance filing was filed on March 27, 1995, with the MPUC. In an order dated May 31, 1995, the MPUC approved the filing with the exception of the Company's refunding plan. Final rates were implemented for sales on and after June 1, 1995. The Company proposed different refund levels by rate class based on the final rate design ordered. The MPUC ordered equal rate refund levels by class and on June 30, 1995, five Firm Large Power Customers requested reconsideration. The MPUC denied this request in an August 1, 1995 order. The date of refund will be delayed until at least mid-September, depending on whether the Firm Large Power Customer intervenors seek judicial review.

As of June 30, 1995, the Company had reserved $4.8 million of interim rate revenue for anticipated refunds.

Ref. Page 8. - First Paragraph and Ref. Page 12. - Fifth Paragraph
Ref. 10-Q for the quarter ended March 31, 1995, Page 11. - First Paragraph

On July 13, 1995, the FERC issued to the Company a final 30-year license for the St. Louis River Project. The new license is being reviewed by the Company. The Company, and any other interested party, may pursue reconsideration of the license under procedures established pursuant to federal regulations.

Ref. Page 9. - Insert after Fourth Paragraph

On May 8, 1995, the MPUC initiated an "Investigation into Structural and Regulatory Issues in the Electric Industry." The MPUC's investigation seeks input from all interested parties regarding a wide range of issues related to increased retail competition, including whether there is a need for changing the current system of regulation; state and federal jurisdictional questions; unbundling of generation, transmission and distribution rates; cost recovery for stranded investments; reliability and technical issues; energy efficiency; renewable resource development; and exclusive service areas. The Company and 27 other parties filed comments on July 7, 1995. Reply comments are due on August 28, 1995. The Company expects this investigation to conclude some time in 1996, at which time policy recommendations may be made by the MPUC. The Company is unable to predict the outcome of the MPUC investigation or its impact on the Company.

Ref. Page 9. - Insert after Fifth Paragraph

On June 16, 1995, Superior Water, Light and Power Company filed an application with the Public Service Commission of Wisconsin for authority to increase electric, gas, and water rates. The overall increase in revenue being requested is $1.4 million or 3.33 percent.

Ref. 10-Q for the quarter ended March 31, 1995, Page 12. - Second Paragraph

In June 1995 the Company extended the early retirement plan to an additional 91 electric utility employees age 53 and 54 with 10 or more years of service. The offer was open until July 31,

1995, and those employees who accepted it must retire by August 15. As of July 31, 1995, 181 employees accepted the early retirement offer. The Company estimates that the plan will cost approximately $15 million.

Ref. Page 15. - First Partial Paragraph

In June 1995 the FPSC voted to assume jurisdiction over SSU facilities statewide and thus to regard SSU as a single system rather than as a utility made up of more than 150 systems. An appeal of this decision by various counties is anticipated.

Ref. Page 15. - First Full Paragraph

In April 1995 Hernando County Board of County Commissioners issued an order which, among other things, purports to require SSU to file a rate proceeding with Hernando County. SSU continues to dispute Hernando County's jurisdiction and authority to issue such orders. SSU amended its complaint in the Hernando County Circuit Court to include a request for stay of the County's April order.

Ref. Page 15. - Insert after Second Full Paragraph
Ref. 10-Q for the quarter ended March 31, 1995, Page 12. - Fifth and Sixth Paragraphs

In June 1995, the First District Court of Appeals denied SSU's and the FPSC's motions for rehearing and certification. In July 1995, SSU filed a notice of appeal to the Supreme Court of Florida. SSU filed its brief supporting its appeal on July 28, 1995.

Ref. Page 16. - Second Full Paragraph

Hearings with respect to Heater Utilities' February 1995 rate filing which requested a $314,000 annual increase concluded in July 1995. The North Carolina Utilities Commission is expected to issue a final order in September 1995.

Ref. Page 17. - Fourth Full Paragraph

In March 1995 the administrative order issued in August 1994 for SSU's facilities in the Beacon Hills service area in Duval County, Florida was satisfactorily closed after additional bioassay testing conducted between September 1994 and February 1995 met Environmental Protection Agency requirements.

Ref. Page 19. - First Full Paragraph and Last Partial Paragraph
Ref. 10-Q for the quarter ended March 31, 1995, Page 7. - Second Paragraph and Page 13. - First Paragraph

In June 1995 the prospective buyer of Reach All announced he was unable to secure acceptable financing. As a result, Reach All's assets were placed into receivership with liquidation expected to be completed in the third quarter of 1995. A provision for exiting this business was recorded in the first quarter of 1995.

Ref. Page 26. - Item 10. Directors and Executive Officers of the Registrant

D. Michael Hockett, president of ADESA, was elected to the Company's Board of Directors on July 26, 1995, pursuant to the Agreement and Plan of Merger between the Company and ADESA. Mr. Hockett, age 52, has served as president, chief executive officer and director of ADESA since its inception in February 1992. In addition, until February 1992 Mr. Hockett served as the president of each of the corporations which operated ADESA Birmingham, ADESA Memphis, ADESA Lexington and ADESA Cincinnati-Dayton from the respective dates of inception, the earliest of which was in 1986.

In July 1995, John Cirello, age 52, was elected president of SSU, chairman of Heater Utilities, Inc., a board member of Topeka Group, Inc., and an executive vice president of Minnesota Power. Mr. Cirello was president of Environmental Engineering Services, Inc. from February 1995 through July 1995, president of Metcalf & Eddy Services from September 1992 through January 1995, and vice president at Chemical Waste Management from April 1988 through June 1992.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     Report on Form 8-K/A dated and filed May 25, 1995, with respect to Item 7. Financial Statements and Exhibits.

     Report on Form 8-K dated and filed July 12, 1995, with respect to Item 2. Acquisition and Disposition of Assets, Item 5. Other Events and Item
     7. Financial Statements and Exhibits.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Minnesota Power & Light Company
                                        -------------------------------
                                                  (Registrant)





August 11, 1995                                   D. G. Gartzke
                                        --------------------------------
                                                  D. G. Gartzke
                                        Senior Vice President - Finance
                                          and Chief Financial Officer





August 11, 1995                                   Mark A. Schober
                                        --------------------------------
                                                  Mark A. Schober
                                               Corporate Controller