Form 10-Q
period 1995-09-30
MINNESOTA POWER & LIGHT CO
filed 1995-10-30
CIK 66756

                    Securities and Exchange Commission
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

                                  or

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



                        Common Stock, no par value,
                       31,314,718 shares outstanding
                         as of September 30, 1995

                      Minnesota Power & Light Company

                                 Index

                                                                         Page

Part I.   Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheet -
               September 30, 1995 and December 31, 1994                     1

          Consolidated Statement of Income -
               Quarter and Nine Months ended September 30, 1995 and 1994    2

          Consolidated Statement of Cash Flows -
               Nine Months ended September 30, 1995 and 1994                3

          Notes to Consolidated Financial Statements                        4

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10

Part II.  Other Information

          Item 5. Other Information                                        13

          Item 6. Exhibits and Reports on Form 8-K                         16

Signatures                                                                 17

                              Definitions

        The following abbreviations or acronyms are used in the text.


 Abbreviation
  or Acronym                                 Term
--------------      ----------------------------------------------------------
1994 Form 10-K      Minnesota Power's Annual Report on Form 10-K for the Year
                    Ended December 31, 1994
ADESA               ADESA Corporation
Capital Re          Capital Re Corporation
Company             Minnesota Power & Light Company and its Subsidiaries
CPI                 Consolidated Papers, Inc.
DRIP                Automatic Dividend Reinvestment and Stock Purchase Plan
EPA                 Environmental Protection Agency
ESOP                Employee Stock Ownership Plan
FERC                Federal Energy Regulatory Commission
FPSC                Florida Public Service Commission
Lehigh              Lehigh Acquisition Corporation
LSPI                Lake Superior Paper Industries
Minnesota Power     Minnesota Power & Light Company and its Subsidiaries
MPUC                Minnesota Public Utilities Commission
MW                  Megawatt(s)
Reach All           Reach All Partnership
Square Butte        Square Butte Electric Cooperative
SSU                 Southern States Utilities, Inc.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              Minnesota Power
                         Consolidated Balance Sheet
                                In Thousands
                                             September 30,       December 31,
                                                 1995                1994
                                              Unaudited            Audited
-------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric utility operations             $  784,588          $  784,931
     Water utility operations                   313,727             295,451
     Auto redistribution operations             100,575                   -
     Investments and corporate services         212,350             360,121
                                             ----------          ----------
          Total plant and other assets        1,411,240           1,440,503
                                             ----------          ----------
Current Assets
     Cash and cash equivalents                   42,467              27,001
     Trading securities                          53,919              74,046
     Trade accounts receivable (less
          reserve of $2,804 and $1,041)         125,716              51,105
     Notes and other accounts receivable          8,053              61,654
     Fuel, material and supplies                 24,168              26,405
     Prepayments and other                       23,289              25,927
                                             ----------          ----------
          Total current assets                  277,612             266,138
                                             ----------          ----------
Deferred Charges
     Regulatory                                  84,423              74,919
     Other                                       26,652              24,353
                                             ----------          ----------
          Total deferred charges                111,075              99,272
                                             ----------          ----------
Intangible Assets
     Goodwill                                   120,590               1,885
     Other                                       12,305                   -
                                             ----------          ----------
          Total intangible assets               132,895               1,885
                                             ----------          ----------
Total Assets                                 $1,932,822          $1,807,798
-------------------------------------------------------------------------------

Capitalization and Liabilities
Capitalization
     Common stock without par value,
          65,000,000 shares authorized
          31,314,718 and 31,246,557
          shares outstanding                 $  373,369          $  371,178
     Unearned ESOP shares                       (73,394)            (76,727)
     Net unrealized gain (loss) on
          securities investments                    802              (5,410)
     Cumulative translation adjustment               10                   -
     Retained earnings                          279,960             272,646
                                             ----------          ----------
          Total common stock equity             580,747             561,687
     Cumulative preferred stock                  28,547              28,547
     Redeemable serial preferred stock           20,000              20,000
     Long-term debt                             622,417             601,317
                                             ----------          ----------
          Total capitalization                1,251,711           1,211,551
                                             ----------          ----------
Current Liabilities
     Accounts payable                            94,341              36,792
     Accrued taxes                               42,284              41,133
     Accrued interest and dividends              11,683              14,157
     Notes payable                               89,450              54,098
     Long-term debt due within one year          10,703              12,814
     Other                                       35,905              23,799
                                             ----------          ----------
          Total current liabilities             284,366             182,793
                                             ----------          ----------
Deferred Credits
     Accumulated deferred income taxes          165,106             192,441
     Contributions in aid of construction        91,898              87,036
     Regulatory                                  53,772              55,996
     Other                                       85,969              77,981
                                             ----------          ----------
          Total deferred credits                396,745             413,454
                                             ----------          ----------
Total Capitalization and Liabilities         $1,932,822          $1,807,798
-------------------------------------------------------------------------------

        The accompanying notes are an integral part of this statement.

                              Minnesota Power
                      Consolidated Statement of Income
             In Thousands Except Per Share Amounts - Unaudited


                                                  Quarter Ended               Nine Months Ended
                                                  September 30,                 September 30,
                                             1995           1994           1995           1994
--------------------------------------------------------------------------------------------------------
Operating Revenue and Income
     Electric utility operations             $129,712       $110,683       $367,579       $338,030
     Water utility operations                  17,606         17,289         52,422         54,822
     Auto redistribution operations            30,381              -         30,381              -
     Investments and corporate services         8,422         12,783         29,762         27,304
                                             --------       --------       --------       --------
          Total operating revenue and
               income                         186,121        140,755        480,144        420,156
                                             --------       --------       --------       --------

Operating Expenses
     Fuel and purchased power                  46,087         38,250        130,510        118,372
     Operations                                75,696         58,901        198,812        174,392
     Administrative and general                29,768         14,776         65,017         50,200
     Interest expense                          13,246         11,439         35,735         33,434
                                             --------       --------       --------       --------
          Total operating expenses            164,797        123,366        430,074        376,398
                                             --------       --------       --------       --------

Income (Loss) from Equity Investments           2,339          1,247         (1,570)         4,296
                                             --------       --------       --------       --------

Operating Income from Continuing Operations    23,663         18,636         48,500         48,054

Income Tax Expense (Benefit)                    7,978          4,336         (1,915)        11,500
                                             --------       --------       --------       --------

Income from Continuing Operations              15,685         14,300         50,415         36,554

Income from Discontinued Operations                33            899          2,874            983
                                             --------       --------       --------       --------

Net Income                                     15,718         15,199         53,289         37,537

Dividends on Preferred Stock                      800            800          2,400          2,400
                                             --------       --------       --------       --------

Earnings Available for Common Stock          $ 14,918       $ 14,399       $ 50,889       $ 35,137
                                             ========       ========       ========       ========

Average Shares of Common Stock                 28,512         28,258         28,443         28,216

Earnings Per Share of Common Stock
     Continuing operations                       $.52           $.48          $1.69         $ 1.22
     Discontinued operations                      .00            .03            .10            .03
                                                 ----           ----          -----         ------
          Total                                  $.52           $.51          $1.79         $ 1.25
                                                 ====           ====          =====         ======

Dividends Per Share of Common Stock              $.51           $.505         $1.53         $1.515
--------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of this statement.

                              Minnesota Power
                      Consolidated Statement of Cash Flows
                          In Thousands - Unaudited
                                                               Nine Months Ended
                                                                 September 30,
                                                              1995           1994
-------------------------------------------------------------------------------------
Operating Activities
     Net income                                             $ 53,289       $37,537
     Depreciation and amortization                            40,269        34,393
     Amortization of coal contract termination costs               -         3,920
     Deferred income taxes                                   (28,491)        4,584
     Deferred investment tax credits                          (1,437)       (1,811)
     Pretax loss on disposal of discontinued
          operations                                           1,760             -
     Changes in operating assets and liabilities
          net of the effects of discontinued
          operations and subsidiary acquisitions
               Notes and accounts receivable                  (6,748)        9,130
               Fuel, material and supplies                    (1,015)       (4,770)
               Accounts payable                               16,560        (9,577)
               Other current assets and liabilities           34,104        13,485
     Other - net                                              (8,388)        3,302
                                                            --------       -------
               Cash from operating activities                 99,903        90,193
                                                            --------       -------

Investing Activities
     Proceeds from sale of investments in securities          77,997        33,331
     Cash from sale of discontinued operations -
          net of cash sold                                   107,633             -
     Additions to investments                                (43,405)      (63,110)
     Additions to plant                                      (73,053)      (46,845)
     Acquisition of subsidiaries - net of cash acquired     (129,083)            -
     Changes to other assets - net                              (447)      (16,776)
                                                            --------       -------
               Cash for investing activities                 (60,358)      (93,400)
                                                            --------       -------

Financing Activities
     Issuance of common stock                                  2,158           818
     Issuance of long-term debt                               18,805        20,632
     Changes in notes payable                                 10,006        23,980
     Reductions of long-term debt                             (9,074)       (7,221)
     Dividends on preferred and common stock                 (45,974)      (45,120)
                                                            --------       -------
               Cash for financing activities                 (24,079)       (6,911)
                                                            --------       -------

Change in Cash and Cash Equivalents                           15,466       (10,118)
Cash and Cash Equivalents at Beginning of Period              27,001        31,674
                                                            --------       -------
Cash and Cash Equivalents at End of Period                  $ 42,467       $21,556
                                                            ========       =======


Supplemental Cash Flow Information
     Cash paid during the period for
          Interest (net of capitalized)                     $ 40,249       $40,408
          Income taxes                                      $ 20,534       $16,248
-------------------------------------------------------------------------------------

       The accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1994 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The income statement information for prior periods has been reclassified to reflect the discontinuance of the paper and pulp business. Financial statement information may not be comparable between periods due to the purchase of ADESA on July 1, 1995.

Note 1.   Business Segments
Thousands
                                                        Electric                  Water
                                                        Utility                  Utility
                                   Consolidated        Operations               Operations
                                   ------------        ----------               ----------


                                                  Electric       Coal
                                                  --------       ----
Quarter Ended September 30, 1995
--------------------------------
Operating revenue and income       $186,121       $122,032       $7,680         $17,606

Operation and other expense         136,609         86,523        5,687          12,273

Depreciation and amortization
     expense                         14,942          9,581          382           2,594

Interest expense                     13,246          5,027          342           2,735

Income from equity investments        2,339              -            -               -
                                   --------       --------       ------         -------
Operating income (loss)
     from continuing operations      23,663         20,901        1,269               4

Income tax expense (benefit)          7,978          8,809          318            (161)
                                   --------       --------       ------         -------
Income from
     continuing operations           15,685       $ 12,092       $  951         $   165
                                                  ========       ======         =======
Income from
     discontinued operations             33
                                   --------
Net income                         $ 15,718
                                   ========




Quarter Ended September 30, 1994
--------------------------------

Operating revenue and income       $140,755       $104,032       $6,651         $17,289

Operation and other expense         100,325         75,228        4,888          11,833

Depreciation and amortization
     expense                         11,602          8,858          318           2,348

Interest expense                     11,439          4,912          265           3,150

Income from equity investments        1,247              -            -               -
                                   --------       --------       ------         -------

Operating income (loss)
     from continuing operations      18,636         15,034        1,180             (42)

Income tax expense (benefit)          4,336          6,169          326               2
                                   --------       --------       ------         -------

Income (loss) from
     continuing operations           14,300       $  8,865       $  854         $   (44)
                                                  ========       ======         =======

Income from
     discontinued operations            899
                                   --------
Net income                         $ 15,199
                                   ========

                                        Auto
                                   Redistribution         Investments and
                                     Operations          Corporate Services
                                   --------------      ----------------------
                                                       Portfolio,
                                                       Reinsurance     Real
                                                         & Other      Estate
                                                       -----------    ------
Quarter Ended September 30, 1995
--------------------------------
Operating revenue and income       $30,381             $4,049         $4,373

Operation and other expense         25,650              2,755          3,721

Depreciation and amortization
     expense                         2,291                 34             60

Interest expense                       907              4,234              1

Income from equity investments           -              2,339              -
                                   -------             ------         ------
Operating income (loss)
     from continuing operations      1,533               (635)           591

Income tax expense (benefit)           856             (2,136)           292
                                   -------             ------         ------
Income from
     continuing operations         $   677             $1,501         $  299
                                   =======             ======         ======
Income from
     discontinued operations

Net income





Quarter Ended September 30, 1994
--------------------------------

Operating revenue and income       $     -             $4,903         $7,880

Operation and other expense              -              2,621          5,755

Depreciation and amortization
     expense                             -                 42             36

Interest expense                         -              3,108              4

Income from equity investments           -              1,247              -
                                   -------             ------         ------

Operating income (loss)
     from continuing operations          -                379          2,085

Income tax expense (benefit)             -             (1,830)          (331)
                                   -------             ------         ------

Income (loss) from
     continuing operations         $     -             $2,209         $2,416
                                   =======             ======         ======

Income from
     discontinued operations

Net income

Note 1.   Business Segments (Continued)
Thousands
                                                             Electric                  Water
                                                             Utility                  Utility
                                     Consolidated           Operations               Operations
                                     ------------           ----------               ----------


                                                       Electric       Coal
                                                       --------       ----
Nine Months Ended September 30, 1995
------------------------------------

Operating revenue and income         $  480,144        $346,802       $20,777        $ 52,422

Operation and other expense             354,070         254,626        15,642          36,248

Depreciation and amortization
     expense                             40,269          28,734         1,115           7,846

Interest expense                         35,735          15,284           900           7,919

Loss from equity investments             (1,570)              -             -               -
                                     ----------        --------       -------        --------
Operating income (loss)
     from continuing operations          48,500          48,158         3,120             409

Income tax expense (benefit)             (1,915)         20,431           776            (101)
                                     ----------        --------       -------        --------

Income from
     continuing operations               50,415        $ 27,727       $ 2,344        $    510
                                                       ========       =======        ========
Income from
     discontinued operations              2,874
                                     ----------

Net income                           $   53,289
                                     ==========

Total assets                         $1,932,822        $933,749       $33,435        $326,177

Accumulated depreciation             $  617,532        $497,125       $18,340        $100,904

Accumulated amortization             $    1,949        $      -       $     -        $      -

Construction work in progress        $   69,135        $ 12,488       $     -        $ 20,258



Nine Months Ended September 30, 1994
------------------------------------

Operating revenue and income         $  420,156        $318,111       $19,919        $ 54,822

Operation and other expense             308,571         233,307        15,163          35,269

Depreciation and  amortization
      expense                            34,393          26,173           979           7,071

Interest expense                         33,434          15,181           762           8,913

Income from equity investments            4,296               -             -               -
                                     ----------        --------       -------        --------

Operating income (loss)
     from continuing operations          48,054          43,450         3,015           3,569

Income tax expense (benefit)             11,500          18,421           817           1,357
                                     ----------        --------       -------        --------

Income (loss) from
     continuing operations               36,554        $ 25,029       $ 2,198        $  2,212
                                                       ========       =======        ========
Income from
     discontinued operations                983
                                     ----------

Net income                           $   37,537
                                     ==========

Total assets                         $1,786,356 <F7>   $908,798       $27,816        $354,365

Accumulated depreciation             $  584,505 <F8>   $467,426       $17,300        $ 95,968

Accumulated amortization             $    362          $      -       $     -        $      -

Construction work in progress        $   44,229        $ 29,269       $     -        $ 14,960

                                             Auto
                                        Redistribution         Investments and
                                         Operations <F1>      Corporate Services
                                        --------------      ----------------------
                                                            Portfolio,
                                                            Reinsurance     Real
                                                              & Other      Estate
                                                            -----------    ------
Nine Months Ended September 30, 1995
------------------------------------

Operating revenue and income            $30,381             $ 16,686       $ 13,076

Operation and other expense              25,650                7,557         14,347 <F3>

Depreciation and amortization
     expense                              2,291                  103            180

Interest expense                            907               10,722              3

Loss from equity investments                  -               (1,570) <F2>        -
                                        -------             --------       --------
Operating income (loss)
     from continuing operations           1,533               (3,266)        (1,454)

Income tax expense (benefit)                856               (6,746)       (17,131) <F4>
                                        -------             --------       --------

Income from
     continuing operations              $   677             $  3,480       $ 15,677
                                        =======             ========       ========
Income from
     discontinued operations


Net income


Total assets                            $343,267            $244,595       $ 51,599

Accumulated depreciation                $    957            $    206       $      -

Accumulated amortization                $  1,297            $      -       $    652

Construction work in progress           $ 36,389            $      -       $      -



Nine Months Ended September 30, 1994
------------------------------------

Operating revenue and income            $     -             $  1,078 <F5>  $ 26,226 <F6>

Operation and other expense                   -                7,994         16,838

Depreciation and  amortization
      expense                                 -                   44            126

Interest expense                              -                8,569              9

Income from equity investments                -                4,296              -
                                        -------             --------       --------

Operating income (loss)
     from continuing operations               -              (11,233)         9,253

Income tax expense (benefit)                  -               (9,095)             -
                                        -------             --------       --------

Income (loss) from
     continuing operations              $     -             $ (2,138)      $  9,253
                                        =======             ========       ========
Income from
     discontinued operations


Net income


Total assets                            $     -             $302,659       $ 35,036

Accumulated depreciation                $     -             $     42       $      -

Accumulated amortization                $     -             $      -       $    362

Construction work in progress           $     -             $      -       $      -

<F1> Purchased July 1, 1995.
<F2> Includes an $8.5 million pre-tax provision for exiting the equipment manufacturing business.
<F3> Includes $3.7 million of minority interest relating to the recognition of tax benefits. (See Note
     4.)
<F4> Includes $18.4 million of tax benefits. (See Note 4.)
<F5> Includes a $10.1 million pre-tax loss from the write-off of an investment.
<F6> Includes $3.6 million of income related to escrow funds.
<F7> Includes $157.7 million related to operations which were discontinued in 1995.
<F8> Includes $3.8 million related to operations which were discontinued in 1995.

Note 2.   Securities Investments

                             September 30, 1995                       December 31, 1994
                    -------------------------------------   ---------------------------------------
                              Gross Unrealized                        Gross Unrealized
Summary of                    ----------------       Fair             ----------------       Fair
Securities           Cost      Gain      (Loss)     Value    Cost      Gain      (Loss)     Value
-----------------------------------------------------------------------------------------------------
In Thousands
Trading                                           $ 53,919                                $ 74,046

Available-for-sale
  Common stock      $ 2,599   $    -    $  (597)     2,002  $ 10,636  $   86    $(1,748)     8,974
  Preferred stock    74,356    2,706     (1,901)    75,161   117,860   2,747     (3,893)   116,714
                    -------   ------    -------   --------  --------  ------    -------   --------
                    $76,955   $2,706    $(2,498)    77,163  $128,496  $2,833    $(5,641)   125,688

Held-to-maturity
  Leveraged
    preferred
    stock           $ 2,130                          2,130  $  2,013                         2,013
                                                  --------                                --------

Total securities
  investments                                     $133,212                                $201,747
                                                  ========                                ========

The net unrealized gain (loss) on securities investments on the balance sheet includes the Company's share of Capital Re's unrealized holding gains of $680,000 at September 30, 1995, and $3.8 million of unrealized holding losses at December 31, 1994.

                                                 Quarter Ended               Nine Months Ended
                                                 September 30,                 September 30,
                                              1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------
Trading securities
     Change in net unrealized holding gain
          included in earnings               $    70        $   941        $   850        $ 1,007

Available-for-sale securities
     Proceeds from sales                     $18,978        $15,908        $77,997        $33,331
     Gross realized gains                    $   557        $   337        $ 2,131        $   580
     Gross realized (losses)                 $  (949)       $  (616)       $(2,554)       $(1,299)

Note 3. Square Butte Purchased Power Contract

The Company has a contract to purchase power and energy from Square Butte. Under the terms of the contract which extends through 2007, the Company is purchasing 71 percent of the output from a generating plant which is capable of generating up to 470 MW. Reductions to about 49 percent of the output are provided for in the contract and, at the option of Square Butte, could begin after a five-year advance notice to the Company.

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

Note 4.   Income Tax Expense

                                                   Quarter Ended       Nine Months Ended
                                                   September 30,        September 30,
Schedule of Income Tax Expense (Benefit)           1995      1994      1995      1994
-------------------------------------------------------------------------------------------
In Thousands
Charged to continuing operations
     Current tax
       Federal                                    $ 5,206   $ 3,976   $ 9,072   $ 10,153
       State                                        2,574     1,543     4,195      3,729
                                                  -------   -------   -------   --------
                                                    7,780     5,519    13,267     13,882
                                                  -------   -------   -------   --------
     Deferred tax
       Federal                                      1,200       (21)  (11,100)       259
       State                                         (590)     (253)   (2,645)      (830)
                                                  -------   -------   -------   --------
                                                      610      (274)  (13,745)      (571)
                                                  -------   -------   -------   --------

     Deferred tax credits                            (412)     (909)   (1,437)    (1,811)
                                                  -------   -------   -------   --------
       Income tax - continuing operations           7,978     4,336    (1,915)    11,500
                                                  -------   -------   -------   --------

Charged to discontinued operations
     Current tax
       Federal                                          -      (760)   13,396     (3,398)
       State                                            -      (220)    4,192     (1,006)
                                                  -------   -------   -------   --------
                                                        -      (980)   17,588     (4,404)
                                                  -------   -------   -------   --------
     Deferred tax
       Federal                                          -     1,269   (11,851)     3,969
       State                                            -       378    (2,895)     1,186
                                                  -------   -------   -------   --------
                                                        -     1,647   (14,746)     5,155
                                                  -------   -------   -------   --------

         Income tax - discontinued operations           -       667     2,842        751
                                                  -------   -------   -------   --------

Total income tax expense                          $ 7,978   $ 5,003   $   927   $ 12,251
                                                  =======   =======   =======   ========

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

The financial results of the paper and pulp business including the loss on disposition have been accounted for as discontinued operations.

                                              Quarter Ended      Nine Months Ended
                                              September 30,        September 30,
Summary of Discontinued Operations           1995       1994      1995      1994
------------------------------------------------------------------------------------
In Thousands
     Operating revenue and income                      $15,068   $44,324   $38,541
                                                       =======   =======   =======

     Equity in earnings                                $   897   $ 7,496   $ 1,731
                                                       =======   =======   =======

     Income from operations                            $ 1,566   $ 7,476   $ 1,734
     Income tax expense                                    667     3,117       751
                                                       -------   -------   -------
                                                           899     4,359       983
                                                       -------   -------   -------

     Loss on disposal                        $33             -    (1,760)        -
     Income tax benefit                        -             -       275         -
                                             ---       -------   -------   -------
                                              33             -    (1,485)        -
                                             ---       -------   -------   -------

     Income from discontinued operations     $33       $   899   $ 2,874   $   983
                                             ===       =======   =======   =======

Note 6.   Acquisition of ADESA

On July 1, 1995, Minnesota Power became an 80 percent owner of ADESA for $167 million in cash. The Company accounted for the acquisition as a purchase. The transaction resulted in additional goodwill of approximately $115 million, which will be amortized over a 40 year period. The Company has included ADESA in its consolidated financial statements since the date of acquisition.

Put and call agreements with ADESA's four top managers provide ADESA management the right to sell to Minnesota Power, and Minnesota Power the right to purchase, ADESA management's 20 percent retained ownership interest in ADESA, in increments during the years 1997, 1998 and 1999, at a price based on ADESA's financial performance.

The following unaudited pro forma summary presents the consolidated results of operations of the Company for the nine months ended September 30, 1995 and 1994, as if the acquisition of ADESA had occurred on January 1 of the respective periods. The information is not necessarily indicative of the financial position or operating results that would have occurred had the acquisition been consummated at the beginning of the respective periods, nor is it necessarily indicative of future operating results. It has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of Minnesota Power and ADESA. To prepare the pro forma data, certain adjustments have been made which include:
(i) the reduction of investment income resulting from utilization of the Company's cash and investments to finance the acquisition; (ii) the amortization of goodwill and other intangible assets; (iii) the change in depreciation expense resulting from purchase accounting; and (iv) the tax effects of the adjustments.

                                                    Nine Months Ended
                                                      September 30,
Summary Pro Forma Financial Information            1995           1994
---------------------------------------------------------------------------
In Thousands

     Operating revenue and income                 $536,972       $487,461
                                                  ========       ========

     Income from continuing operations            $ 49,721       $ 37,274
                                                  ========       ========

     Net income                                   $ 52,595       $ 38,257
                                                  ========       ========

     Earnings per share of common stock
          from continuing operations              $   1.66       $   1.24
                                                  ========       ========

     Total earnings per share of common stock     $   1.76       $   1.27
                                                  ========       ========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Minnesota Power has operations in four business areas: (1) electric utility operations, which include electric, gas and coal mining operations; (2) water utility operations, which include water and wastewater; (3) an auto redistribution business acquired on July 1, 1995; and (4) investments and corporate services, which include a financial guaranty reinsurance company, a real estate company and investments in securities.

Earnings per share of common stock for the quarter ended September 30, 1995, were 52 cents compared to 51 cents for the same period in 1994. Higher earnings in 1995 are primarily attributed to increased sales from the electric utility. Earnings from the securities portfolio and reinsurance business, combined with the addition of the auto redistribution business, also made positive contributions to 1995 earnings. Earnings in 1994 included the operations of the paper and pulp business which was sold on June 30, 1995.

Earnings per share of common stock for the nine months ended September 30, 1995, were $1.79 compared to $1.25 for the same period in 1994. The most significant factor contributing to the higher earnings in 1995 was the recognition of tax benefits associated with real estate which contributed 52 cents to earnings per share. Earnings in 1995 also reflect the improved performance of the Company's securities portfolio, the addition of the auto redistribution business as of July 1, 1995, increased electric sales to industrial customers and other power suppliers, and higher paper and pulp prices before the paper and pulp business was sold. These earnings were offset in part by lower water consumption levels in Florida and an 18 cent per share provision associated with exiting the truck-mounted lifting equipment business. Earnings in 1994 include 13 cents per share from the recognition of escrow funds associated with real estate and a 21 cent per share write-off of an investment.

                                                   Quarter Ended      Nine Months Ended
                                                   September 30,       September 30,
Earnings Per Share                                1995      1994      1995      1994
-----------------------------------------------------------------------------------------

     Continuing Operations
          Electric Utility Operations
               Electric                           $.40      $.30      $ .92     $ .84
               Coal                                .03       .03        .08       .08
                                                  ----      ----      -----     -----
                                                   .43       .33       1.00       .92
                                                  ----      ----      -----     -----


          Water Utility Operations                 .01       .00        .02       .08
                                                  ----      ----      -----     -----

          Auto Redistribution Operations           .03         -        .03         -
                                                  ----      ----      -----     -----

          Investments and Corporate Services
               Portfolio and reinsurance           .07       .10        .33      (.02)
               Real estate                         .01       .09        .55       .33
               Other operations                   (.03)     (.04)      (.24)     (.09)
                                                  ----      ----      -----     -----
                                                   .05       .15        .64       .22
                                                  ----      ----      -----     -----

     Total Continuing Operations                   .52       .48       1.69      1.22
                                                  ----      ----      -----     -----

     Discontinued Operations                         -       .03        .10       .03
                                                  ----      ----      -----     -----

     Total Earnings Per Share                     $.52      $.51      $1.79     $1.25
                                                  ====      ====      =====     =====

Results of Operations

Comparison of the Quarter Ended September 30, 1995 and 1994.

Electric utility operations. Operating revenue and income from electric utility operations were higher in 1995 compared to 1994 primarily because of a 25 percent increase in kilowatt-hour sales. Although sales to all retail customers were higher, sales for resale were up 62 percent due to warm summer weather and increased demand from other power suppliers. Fuel and purchased power expenses were higher in 1995 due to increased demand for electricity. Operations expenses included higher scheduled maintenance costs and customer service expenses tempered by lower payroll costs associated with an early retirement offering to certain electric utility employees. Coal operations contributed net income of $951,000 in 1995 and $854,000 in 1994 to electric utility operations.

Revenue from electric sales to taconite customers accounted for 34 percent of operating revenue and income from electric utility operations in 1995 compared to 35 percent in 1994. Revenue from electric sales to paper and other wood products companies accounted for 12 percent of operating revenue and income from electric utility operations in 1995 compared to 14 percent in 1994.

Water utility operations. Operating revenue and income from water utility operations were up slightly in 1995 due to increased water sales in the Carolinas and Wisconsin. Sales in Florida were down in 1995 due in part to the December 1994 sale of SSU's Venice Gardens assets, abnormally high rainfall which reduced irrigation demand, and customer water conservation efforts. It is expected that the loss of customers as a result of the Venice Gardens sale will be offset when the purchase of Orange Osceola Utilities, Inc. is completed. The purchase, which was approved by the FPSC on October 10, 1995, is expected to close in late 1995.

In June 1995 SSU filed a request with the FPSC for an $18.6 million annual increase in water and wastewater treatment rates. SSU requested interim rates of $12.4 million (annualized) to be effective in October 1995. On October 6, 1995, the FPSC denied SSU's request for interim rates. Reasons for denial included the fact the FPSC was unable to determine interim rates based on stand-alone rates since SSU filed its request based on uniform rates, as well as concerns over projected financial information on which the request was based. However, the FPSC recognized the unfairness of denying interim rates based upon this reason when, at the time SSU filed its rate case, SSU was unaware of the need for inclusion in its filing of a stand-alone rate structure. On October 23, 1995, SSU filed an appeal with the Florida First District Court of Appeals of the FPSC's October 6, 1995, denial of SSU's request for interim rates based on uniform rates. SSU's appeal requests expedited consideration by the court. SSU also intends to refile in early November 1995 information which would permit an $8 million to $12 million (annualized) interim rate increase. The interim rates, if approved by the FPSC, would become effective within sixty days of the filing, subject to refund with interest.

Auto redistribution operations. The Company purchased an 80 percent interest in ADESA on July 1, 1995. Results from ADESA's auto redistribution operations are included for the first time in the Company's consolidated financial statements for the period ended September 30, 1995. Approximately 119,000 cars, in total, were sold at ADESA's 17 auction sites in the United States and Canada, which represents a 14 percent increase from the approximately 104,000 cars sold in the third quarter of 1994.

Investments and corporate services. In 1995 improved market conditions enhanced the securities portfolio and reinsurance business results. Securities investments totaling $60 million were sold to partially fund the July 1, 1995, purchase of ADESA. The lower income from real estate is due primarily to the timing of commercial real estate sales in Florida.

Discontinued operations. Operating results of the paper and pulp business as well as the disposition of that business have been included in discontinued operations.

Comparison of the Nine Months Ended September 30, 1995 and 1994.

Electric utility operations. Operating revenue and income from electric utility operations were higher in 1995 compared to 1994 due to an 11 percent increase in kilowatt-hour sales and to new rates in effect since June 1, 1995. Coal operations contributed $2.3 million and $2.2 million of net income in 1995 and 1994, respectively, to electric utility operations.

Revenue from electric sales to taconite customers accounted for 36 percent of operating revenue and income from electric utility operations in 1995 compared to 33 percent in 1994. During 1995 taconite customers purchased 22 percent more electricity from Minnesota Power than in 1994. Revenue from electric sales to paper and other wood products companies accounted for 13 percent of operating revenue and income from electric utility operations in 1995 compared to 14 percent in 1994.

Water utility operations. Operating revenue and income from water utility operations were down in 1995 due in part to the December 1994 sale of SSU's Venice Gardens assets, abnormally high rainfall which reduced irrigation demand and customer water conservation efforts. It is expected that the loss of customers as a result of the Venice Gardens sale will be offset when the purchase of Orange Osceola Utilities, Inc. is completed. The purchase, which was approved by the FPSC on October 10, 1995, is expected to close in late 1995.

Auto redistribution operations. Financial results from the auto redistribution operations reflect the three months of operations since the Company acquired ADESA on July 1, 1995.

Investments and corporate services. Earnings from investments and corporate services were higher in 1995 primarily due to the recognition of $18.4 million of tax benefits by Lehigh, the Company's real estate business. In March 1995 based on the results of a project which analyzed the economic feasibility of realizing future tax benefits available to the Company, the board of directors of Lehigh directed the management of Lehigh to dispose of Lehigh's assets in a manner that would maximize utilization of tax benefits. The Company's portion of the tax benefits reflected in income is $14.7 million. Earnings in 1994 include 13 cents per share from the recognition of escrow funds associated with Lehigh.

The performance of the Company's securities portfolio improved significantly over 1994 due to improved market conditions. Securities investments totaling $60 million were sold to partially fund the July 1, 1995, purchase of ADESA. In the first quarter of 1994 the Company wrote off a $10.1 million securities investment. In March 1995, the Company recorded a $5 million after-tax provision in anticipation of exiting Reach All. The provision lowered 1995 earnings per share by 18 cents. It is expected that the liquidation of Reach All will be completed in late 1995.

Discontinued operations. Operating results of the paper and pulp business as well as the disposition of that business have been included in discontinued operations. Significantly higher paper and pulp prices increased earnings in 1995.

Liquidity and Financial Condition

Reference is made to the Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and 1994, for purposes of the following discussion.

Cash flow activities. Cash from operating activities was affected by a number of factors representative of normal operations and three months of auto distribution operations since the July 1, 1995, acquisition of ADESA.

Cash from investing activities included proceeds from the sale of the paper and pulp business and proceeds from the sale of a portion of the securities portfolio that were used to fund the purchase of ADESA on July 1, 1995.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 900,000 original issue shares of common stock are available for issuance through the DRIP.

A substantial amount of ADESA's working capital is generated internally because payments made by vehicle purchasers are generally available to satisfy ADESA's payment obligations to vehicle sellers. ADESA pays the seller and deposits the purchaser's check only at the time title is delivered. A consequence of this sequence of events is that the ADESA check issued to the seller sometimes clears before the bank into which ADESA deposits the purchaser's check makes available the funds represented by that check. ADESA has an $18 million line of credit to meet the short-term working capital requirements incident to this timing difference. ADESA also utilizes the line of credit in connection with factory sales. In factory sales, ADESA auctions vehicles provided by automobile manufacturers. ADESA generally is required to pay the manufacturers for the auctioned vehicles with electronic fund transfers before the checks received by ADESA from the purchasers clear.

ADESA, through its wholly-owned subsidiary, Automotive Finance Corporation
(AFC), also offers short-term on-site financing for dealers to purchase automobiles at auctions in exchange for a security interest in those automobiles. The financing is provided through the earlier of the date the dealer sells the automobile or a general borrowing term of 30-60 days. As a result, AFC has a $40 million revolving line of credit to meet its operational requirements.

Capital requirements. Consolidated capital expenditures for the nine months ended September 30, 1995, totaled $73 million. These expenditures include $32 million for electric utility operations, of which $6.3 million was for coal operations, $22 million for water utility operations, $18 million for auto auction site relocation and development, and $700,000 for the discontinued operations. Internally generated funds were the primary source for funding these expenditures.



PART II.  OTHER INFORMATION

Item 5.   Other Information

Reference is made to the Company's 1994 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1994 Form 10-K.

Ref. Pages 3 and 4. - Table-Contract Status for Minnesota Power Firm Large Power Customers
Ref. 10-Q for the quarter ended March 31, 1995, Page 10.
Ref. 10-Q for the quarter ended June 30, 1995, Page 12.

Blandin Paper - On September 14, 1995, the MPUC approved an amendment for contract demand of between 39.8 MW and 43.7 MW and incremental demand of between 13.2 MW and 15.2 MW for the period April 1995 through October 1995.

Ref. Page 8. - First Paragraph and Ref. Page 12. - Fifth Paragraph
Ref. 10-Q for the quarter ended March 31, 1995, Page 11. - First Paragraph Ref. 10-Q for the quarter ended June 30, 1995, Page 14. - Fourth Paragraph

FERC operating licenses for two of the Company's hydroelectric facilities are currently undergoing relicensing at the FERC. A final application to relicense the Pillager Project was filed with the FERC on May 12, 1995, and was officially accepted by the FERC on October 2, 1995. The FERC will next perform an environmental analysis of the Pillager Project, which will define the scope of further review and relicensing activity. On July 13, 1995, the FERC issued a thirty (30) year license to the Company for the St. Louis River Project, which license, if implemented, would reduce the economic benefits of the Project to the Company. The Company and other interested parties filed motions for rehearing on certain aspects of the licensing order. On October 5, 1995, the Company filed a motion for clarification of the status of the license and, in the alternative, for stay of the license conditions until a final, nonappealable order is issued by the FERC.

Ref. Page 8. - Fourth and Fifth Paragraphs
Ref. 10-Q for the quarter ended June 30, 1995, Page 14. - Second Paragraph

On August 24, 1995, the Firm Large Power Customers filed with the Minnesota Court of Appeals an appeal of the MPUC's May 1995 decision. On September 8, 1995, the Company requested that the MPUC order a partial stay of refunding until the legal proceedings are concluded. On October 26, 1995, the MPUC denied the Company's request. The Company expects to refund approximately $5 million, including interest, in December 1995 to customers based on interim rate revenue collected during the period March 1, 1994 through May 31, 1995.

Ref. 10-Q for the quarter ended March 31, 1995, Page 12. - Second Paragraph Ref. 10-Q for the quarter ended June 30, 1995, Page 14. - Last Paragraph

Of the 215 electric utility employees eligible for the early retirement plan, 178 employees accepted the early retirement offer representing a 12 percent reduction of the electric business workforce. The plan which has a cost of approximately $15 million will be amortized over 3 years.

Ref. Page 12. - Fourth Paragraph

On August 30, 1995, Minnesota Power submitted a request to the Minnesota Pollution Control Agency (MPCA) to delete permit language requiring additional work that was scheduled to begin during the second quarter of 1995. A response to this request is expected from the MPCA in November 1995.

Ref. Page 14. - First Paragraph

On October 10, 1995, the FPSC approved the purchase by SSU of Orange Osceola Utilities, Inc. The purchase is expected to close in late 1995.

Ref. Page 14. - Last Paragraph
Ref. 8-K dated October 6, 1995, Page 1. - First and Second Paragraph

On October 19, 1995, the FPSC ordered SSU to refund, within 90 days of the date of the order, approximately $10 million to customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This action by the FPSC is in response to a decision by the Florida First District Court of Appeals issued on April 6, 1995, that the FPSC lacked statutory authority to approve the implementation of uniform rates in its 1993 Order absent a finding that the localities subject to the uniform rates were served by a functionally related system. The FPSC order does not permit SSU to collect $10 million from customers who paid less under uniform rates. SSU believes that it is improper for the FPSC to order a refund to one group of customers without permitting SSU to recover the refund from the remaining customers because the First District Court of Appeals only addressed the issue of alleged over-payment by some service areas under the uniform rate design and not SSU's total revenue requirement. SSU intends to request FPSC reconsideration of the order, and if unsuccessful, believes it probable SSU will prevail on appeal.

Ref. Page 15. - Third Full Paragraph
Ref. 8-K dated July 12, 1995, Page 1. - Fourth Paragraph
Ref. 8-K dated October 6, 1995, Page 1. - Third Paragraph

On October 23, 1995, SSU filed an appeal with the Florida First District Court of Appeals of the FPSC's October 6, 1995, denial of SSU's request for interim rates based on uniform rates. SSU's appeal requests expedited consideration by the court. SSU also intends to refile in early November 1995 information which would permit an $8 million to $12 million interim rate increase on an annual basis based on stand-alone rates. If approved by the FPSC, the interim rates would become effective within sixty days of the filing, subject to refund with interest.

Ref. Page 15. - Last Paragraph

On July 31, 1995, the Circuit Court of South Carolina issued an order affirming the South Carolina Public Service Commission's (SCPSC) July 1994 order which denied Heater of Seabrook's request for an annual rate increase. An appeal to the South Carolina Supreme Court is expected to be filed in November 1995.

Ref. Page 16. - First Full Paragraph

On July 31, 1995, the Circuit Court of South Carolina issued an order vacating the SCPSC's December 1994 order which denied Upstate Heater Utilities' (Upstate) request for an annual rate increase. The case was remanded to the SCPSC for the establishment of rates which are fair and reasonable.
On September 6, 1995, the SCPSC issued a second final order granting an annual increase of $8,000. Upstate filed a motion for reconsideration on October 2, 1995.

Ref. Page 16. - Second Full Paragraph
Ref. 10-Q for the quarter ended June 30, 1995, Page 15. - Fourth Full Paragraph

On August 1, 1995, the North Carolina Utilities Commission (NCUC) issued an order granting Heater Utilities interim rates of $262,000 annually. A final order is anticipated in November 1995.

On August 29, 1995, Heater Utilities filed with the NCUC for approval of a surcharge that would allow Heater Utilities to recover $297,000 in additional testing costs required by the EPA in excess of costs included in the current rate structure. A final order is anticipated in December 1995.

Ref. Page 16. - Third Full Paragraph

On October 12, 1995, the NCUC issued a final order granting Brookwood Water Corporation an $85,000 annual increase.

Ref. Page 17. - Third Full Paragraph

SSU has determined that the toxicity test failures at the Woodmere facilities in Duval County, Florida are presumably due to inappropriate salt water test species. A request was filed with the EPA in February 1995 to change testing requirements to fresh water species for consistency with the Florida Department of Environmental Protection (FDEP) wastewater permit for the Woodmere facilities, since the body of water affected is a fresh water body. A permit renewal application will be filed with the FDEP in November 1995 since the permitting authority was delegated by the EPA to the FDEP in May 1995. It is expected that the FDEP will allow fresh water test species and that the EPA Administrative Order will no longer be applicable.

Ref. Page 17. - Fifth Full Paragraph

Two consent orders have resulted in total penalties of $4,000 to date in 1995. One additional consent order with a proposed penalty of approximately $9,500 is being negotiated with the FDEP.

Ref. Page 18. - Insert after First Paragraph

Auto Redistribution Operations

The grand opening of ADESA's new Boston auction site, the world's largest indoor auto-auction facility, was held on September 29, 1995. The site has 12 auction lanes and expects to sell 4,000 vehicles a week and eventually will employ about 500 full and part time employees.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     Report on Form 8-K/A dated and filed September 8, 1995, with respect to
     Item 7. Financial Statements and Exhibits.

     Report on Form 8-K dated and filed October 6, 1995, with respect to Item
     5. Other Information.

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




                                             Minnesota Power & Light Company
                                             -------------------------------
                                                       (Registrant)





October 30, 1995                                       D. G. Gartzke
                                             -------------------------------
                                                       D. G. Gartzke
                                             Senior Vice President - Finance
                                               and Chief Financial Officer





October 30, 1995                                      Mark A. Schober
                                             -------------------------------
                                                      Mark A. Schober
                                                   Corporate Controller