Form 10-Q
period 1996-03-31
MINNESOTA POWER & LIGHT CO
filed 1996-05-10
CIK 66756

                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                                       or

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



                           Common Stock, no par value,
                          31,673,778 shares outstanding
                              as of April 30, 1996

                          Minnesota Power & Light Company

                                       Index

                                                                         Page

Part I.  Financial Information

         Item 1.    Financial Statements

              Consolidated Balance Sheet -
                   March 31, 1996 and December 31, 1995                    1

              Consolidated Statement of Income -
                   Quarter ended March 31, 1996 and 1995                   2

              Consolidated Statement of Cash Flows -
                   Quarter ended March 31, 1996 and 1995                   3

              Notes to Consolidated Financial Statements                   4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           8

Part II. Other Information

         Item 5.   Other Information                                      10

         Item 6.   Exhibits and Reports on Form 8-K                       11

Signatures                                                                12

                                Definitions


         The following abbreviations or acronyms are used in the text.


  Abbreviation
  or Acronym                                  Term
- --------------------     ------------------------------------------------------
1995 Form 10-K           Minnesota Power's Annual Report on Form 10-K for
                         the Year Ended December 31, 1995
ADESA                    ADESA Corporation
Capital Re               Capital Re Corporation
Company                  Minnesota Power & Light Company and its Subsidiaries
CPI                      Consolidated Papers, Inc.
DRIP                     Automatic Dividend Reinvestment and Stock Purchase Plan
ESOP                     Employee Stock Ownership Plan
FERC                     Federal Energy Regulatory Commission
Heater                   Heater Utilities, Inc.
Lehigh                   Lehigh Acquisition Corporation
Minnesota Power          Minnesota Power & Light Company and its Subsidiaries
MW                       Megawatt(s)
NOPR                     Notice of Proposed Rulemaking
QUIPS                    Quarterly Income Preferred Securities
Seabrook                 Heater of Seabrook, Inc.
Square Butte             Square Butte Electric Cooperative
SSU                      Southern States Utilities, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
                               Minnesota Power
                          Consolidated Balance Sheet
                                In Thousands
                                                      March 31,     December 31,
                                                        1996           1995
                                                      Unaudited       Audited
- --------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                            $   802,417     $   800,477
     Water operations                                   316,807         323,182
     Automobile auctions                                134,043         123,632
     Investments                                        196,279         201,360
                                                    -----------     -----------
         Total plant and other assets                 1,449,546       1,448,651
                                                    -----------     -----------
Current Assets
     Cash and cash equivalents                           60,270          31,577
     Trading securities                                  45,955          40,007
     Trade accounts receivable (less reserve
       of $3,716 and $3,325)                            173,207         128,072
     Notes and other accounts receivable                 18,172          12,220
     Fuel, material and supplies                         22,799          26,383
     Prepayments and other                               14,213          13,706
                                                    -----------     -----------
         Total current assets                           334,616         251,965
                                                    -----------     -----------
Deferred Charges
     Regulatory                                          82,946          88,631
     Other                                               26,438          25,037
                                                    -----------     -----------
         Total deferred charges                         109,384         113,668
                                                    -----------     -----------
Intangible Assets
     Goodwill                                           121,124         120,245
     Other                                               13,038          13,096
                                                    -----------     -----------
         Total intangible assets                        134,162         133,341
                                                    -----------     -----------
Total Assets                                        $ 2,027,708     $ 1,947,625
- --------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value,
         65,000,000 shares authorized
         31,647,679 and 31,467,650
         shares outstanding                         $   379,925     $   377,684
     Unearned ESOP shares                               (71,964)        (72,882)
     Net unrealized gain on securities
        investments                                         819           3,206
     Cumulative translation adjustment                     (191)           (177)
     Retained earnings                                  278,665         276,241
                                                    -----------     -----------
         Total common stock equity                      587,254         584,072
     Cumulative preferred stock                          28,547          28,547
     Redeemable serial preferred stock                   20,000          20,000
     Company obligated mandatorily
        redeemable preferred securities
        of MP&L Capital I                                75,000               -
     Long-term debt                                     576,362         639,548
                                                    -----------     -----------
         Total capitalization                         1,287,163       1,272,167
                                                    -----------     -----------
Current Liabilities
     Accounts payable                                   101,615          68,083
     Accrued taxes                                       62,334          40,999
     Accrued interest and dividends                       9,744          14,471
     Notes payable                                       45,096          96,218
     Long-term debt due within one year                  68,821           9,743
     Other                                               35,470          27,292
                                                    -----------     -----------
         Total current liabilities                      323,080         256,806
                                                    -----------     -----------
Deferred Credits
     Accumulated deferred income taxes                  162,532         164,737
     Contributions in aid of construction                96,467          98,167
     Regulatory                                          57,221          57,950
     Other                                              101,245          97,798
                                                    -----------     -----------
         Total deferred credits                         417,465         418,652
                                                    -----------     -----------
Total Capitalization and Liabilities                $ 2,027,708     $ 1,947,625
- --------------------------------------------------------------------------------

         The accompanying notes are an integral part of this statement.

                              Minnesota Power
                      Consolidated Statement of Income
               In Thousands Except Per Share Amounts - Unaudited



                                                           Quarter Ended
                                                             March 31,
                                                       1996              1995
- --------------------------------------------------------------------------------

Operating Revenue and Income
       Electric operations                         $   131,501     $   120,754
       Water operations                                 19,227          15,600
       Automobile auctions                              39,693               -
       Investments                                      12,255          10,332
                                                   -----------     -----------
           Total operating revenue and income          202,676         146,686
                                                   -----------     -----------


Operating Expenses
       Fuel and purchased power                         43,643          40,310
       Operations                                       86,030          62,142
       Administrative and general                       33,792          18,459
       Interest expense                                 14,160          11,100
                                                   -----------     -----------
           Total operating expenses                    177,625         132,011
                                                   -----------     -----------


Income (Loss) from Equity Investments                    3,777          (6,271)
                                                   -----------     -----------

Operating Income from Continuing Operations             28,828           8,404

Income Tax Expense (Benefit)                            10,324         (15,401)
                                                   -----------     -----------

Income from Continuing Operations                       18,504          23,805

Income from Discontinued Operations                          -           1,652
                                                   -----------     -----------

Net Income                                              18,504          25,457

Dividends on Preferred Stock                               800             800

Distributions on Company Obligated
        Mandatorily Redeemable Preferred
        Securities of MP&L Capital I                       201               -
                                                   -----------     -----------

Earnings Available for Common Stock                $    17,503     $    24,657
                                                   ===========     ===========


Average Shares of Common Stock                          28,786          28,368


Earnings Per Share of Common Stock
       Continuing operations                             $ .61           $ .81
       Discontinued operations                               -             .06
                                                         -----           -----
           Total                                         $ .61           $ .87
                                                         =====           =====


Dividends Per Share of Common Stock                      $ .51           $ .51

- --------------------------------------------------------------------------------

        The accompanying notes are an integral part of this statement.

                                   Minnesota Power
                         Consolidated Statement of Cash Flows
                             In Thousands - Unaudited

                                                           Quarter Ended
                                                              March 31,
                                                           1996           1995
- --------------------------------------------------------------------------------

Operating Activities
       Net income                                       $  18,504      $ 25,457
       Depreciation and amortization                       16,216        13,766
       Deferred income taxes                                 (742)      (17,415)
       Deferred investment tax credits                       (623)         (620)
       Pre-tax gain on sale of plant                       (1,073)            -
       Changes in operating assets and liabilities
          Trading securities                               (5,948)        2,336
          Notes and accounts receivable                   (45,776)        8,763
          Fuel, material and supplies                       3,584        (1,613)
          Accounts payable                                 33,532        (7,052)
          Other current assets and liabilities             24,078        16,104
       Other - net                                          5,342         3,698
                                                        ---------      --------
              Cash from operating activities               47,094        43,424
                                                        ---------      --------


Investing Activities
       Proceeds from sale of investments in
          securities                                        7,849        26,466
       Additions to investments                            (4,449)      (20,042)
       Additions to plant                                 (25,427)      (17,027)
       Changes to other assets - net                          250         1,035
                                                        ---------      --------
              Cash for investing activities               (21,777)       (9,568)
                                                        ---------      --------


Financing Activities
       Issuance of common stock                             4,546           829
       Issuance of long-term debt                          77,108           305
       Issuance of Company obligated mandatorily
          redeemable preferred securities of
          MP&L Capital I - net                             72,638             -
       Changes in notes payable                           (53,821)      (23,931)
       Reductions of long-term debt                       (81,217)         (989)
       Dividends on preferred and common stock            (15,878)      (15,720)
                                                        ---------      --------
              Cash from (for) financing activities          3,376       (39,506)
                                                        ---------      --------


Change in Cash and Cash Equivalents                        28,693        (5,650)
Cash and Cash Equivalents at Beginning of Period           31,577        27,001
                                                        ---------      --------
Cash and Cash Equivalents at End of Period              $  60,270      $ 21,351
                                                        =========      ========



Supplemental Cash Flow Information
       Cash paid during the period for
              Interest (net of capitalized)             $  17,781      $ 16,616
              Income taxes                              $   2,844      $    982


- --------------------------------------------------------------------------------

       The accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1995 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The income statement information for prior periods has been reclassified to reflect the discontinuance of the paper and pulp business. Financial statement information may not be comparable between periods due to the purchase of ADESA on July 1, 1995.

Note 1.   Business Segments
In Thousands

                                                                                               Investments
                                                                                          ----------------------      Corporate
                                                 Electric       Water       Automobile    Portfolio &     Real         Charges
                                Consolidated    Operations    Operations   Auctions <F1>  Reinsurance    Estate        & Other
                                ------------    -----------   ----------   ------------   -----------    ------       ----------

Quarter Ended March 31, 1996
- ----------------------------
Operating revenue and income     $  202,676      $  131,501   $   19,227    $   39,693   $    3,869   $    8,676      $    (290)
Operation and other expense         147,249          95,307       11,518        34,202          523        3,213          2,486
Depreciation and amortization
   expense                           16,216          10,499        3,137         2,550            -           30              -
Interest expense                     14,160           5,674        3,190         1,291            1            2          4,002
Income from equity investments        3,777               -            -             -        3,777            -              -
                                 ----------      ----------   ----------    ----------   ----------   ----------      ---------
Operating income
   from continuing operations        28,828          20,021        1,382         1,650        7,122        5,431         (6,778)
Income tax expense (benefit)         10,324           7,742          449           662        2,322        2,363         (3,214)
                                 ----------      ----------   ----------    ----------   ----------   ----------      ---------
Net income                       $   18,504      $   12,279   $      933    $      988   $    4,800   $    3,068      $  (3,564)
                                 ==========      ==========   ==========    ==========   ==========   ==========      =========

Total assets                     $2,027,708      $  990,018   $  340,312    $  429,604   $  210,973   $   55,225      $   1,576
Accumulated depreciation         $  631,694      $  518,311   $  110,536    $    2,847            -            -              -
Accumulated amortization         $    4,195               -            -    $    3,398            -   $      797              -
Construction work in progress    $   55,491      $   27,715            -    $   27,776            -            -              -


Quarter Ended March 31, 1995
- ----------------------------
Operating revenue and income     $  146,686      $  120,754   $   15,600             -   $    6,739   $    4,265      $    (672)
Operation and other expense         108,310          87,037       11,055             -          935        7,134<F3>      2,149
Depreciation and amortization
   expense                           12,601          10,021        2,520             -            -           60              -
Interest expense                     11,100           5,497        2,463             -            2            2          3,136
Income (loss) from
   equity investments                (6,271)              -            -             -        2,257            -         (8,528)<F2>
                                 ----------      ----------   ----------    ----------   ----------   ----------      ---------
Operating income (loss)
   from continuing operations         8,404          18,199         (438)            -        8,059       (2,931)       (14,485)
Income tax expense (benefit)        (15,401)          7,782         (395)            -        1,775      (18,015)<F4>    (6,548)
                                 ----------      ----------   ----------    ----------   ----------   ----------      ---------
Income (loss) from
   continuing operations             23,805      $   10,417   $      (43)            -   $    6,284   $   15,084      $  (7,937)
                                                 ==========   ==========    ==========   ==========   ==========      =========
Income from
   discontinued operations            1,652
                                 ----------
Net income                       $   25,457
                                 ==========

Total assets                     $1,786,626<F5>  $  992,699   $  310,776             -   $  274,383   $   34,443      $     362
Accumulated depreciation         $  598,644<F6>  $  501,545   $   91,334             -            -            -              -
Accumulated amortization         $      507             -              -             -            -   $      507              -
Construction work in progress    $   37,155      $   30,432   $    6,723             -            -            -              -


- --------------------------------

<F1> Purchased July 1, 1995.
<F2> Includes an $8.5 million pre-tax provision for exiting the equipment manufacturing business.
<F3> Includes $3.7 million of minority interest relating to the recognition of tax benefits. (See Note 4.)
<F4> Includes $18.4 million of tax benefits. (See Note 4.)
<F5> Includes $174 million related to operations discontinued in 1995.
<F6> Includes $5.8 million related to operations discontinued in 1995.

Note 2.   Securities Investments

                                            March 31, 1996                            December 31, 1995
                                 -------------------------------------     ----------------------------
                                           Gross Unrealized                            Gross Unrealized
                                           ----------------     Fair                   ----------------     Fair
Summary of Securities              Cost      Gain   (Loss)      Value          Cost     Gain    (Loss)      Value
- -------------------------------------------------------------------------------------------------------------------
In Thousands
Trading                                                       $ 45,955                                   $  40,007
                                                              ========                                   =========

Available-for-sale
   Common stock                  $ 2,599   $    -  $  (519)   $  2,080       $  2,599   $    -  $  (451) $   2,148
   Preferred stock                59,758    1,617   (2,516)     58,859         64,506    1,969   (3,090)    63,385
                                 -------   ------  -------    --------       --------   ------  -------  ---------
                                 $62,357   $1,617  $(3,035)   $ 60,939       $ 67,105   $1,969  $(3,541) $  65,533
                                 =======   ======  =======    ========       ========   ======  =======  =========

The net unrealized gain on securities investments on the balance sheet also includes the Company's share of Capital Re's unrealized holding gains of $1.7 million at March 31, 1996 and $4.1 million at December 31, 1995.

                                                       Quarter Ended
                                                         March 31,
                                                1996                  1995
- -------------------------------------------------------------------------------
                                                       In Thousands
Trading securities
   Change in net unrealized holding gain
     included in earnings                      $   856              $    778

Available-for-sale securities
   Proceeds from sales                         $ 7,849              $ 26,466
   Gross realized gains                        $   105              $    274
   Gross realized (losses)                     $  (367)             $   (419)




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

The cost of the power and energy is a proportionate share of Square Butte's fixed obligations and variable operating costs, based on the percentage of the total output purchased by the Company. The annual fixed obligations of the Company to Square Butte are $19.4 million from 1996 through 2000. The variable operating costs are not incurred unless production takes place. The Company is responsible for paying all costs and expenses of Square Butte if not paid by Square Butte when due. These obligations and responsibilities of the Company are absolute and unconditional whether or not any power is actually delivered to the Company.

Note 4.   Income Tax Expense

                                                         Quarter Ended
                                                           March 31,

Schedule of Income Tax Expense (Benefit)           1996                1995
- --------------------------------------------------------------------------------
In Thousands

Charged to continuing operations
     Current tax
       Federal                                   $   8,859          $   5,402
       Foreign                                        (101)                 -
       State                                         2,931             (1,449)
                                                 ---------          ---------
                                                    11,689              3,953
                                                 ---------          ---------
     Deferred tax
       Federal                                         (12)               (73)
       State                                          (730)              (261)
                                                 ---------          ---------
                                                      (742)              (334)
                                                 ---------          ---------

     Change in valuation allowance                       -            (18,400)
                                                                    ---------

     Deferred tax credits                             (623)              (620)
                                                 ---------          ---------
         Income tax - continuing operations         10,324            (15,401)
                                                 ---------          ---------

Charged to discontinued operations
     Current tax
       Federal                                           -               (106)
       State                                             -                (17)
                                                 ---------          ---------
                                                         -               (123)
                                                 ---------          ---------
     Deferred tax
       Federal                                           -              1,018
       State                                             -                301
                                                 ---------          ---------
                                                         -              1,319
                                                 ---------          ---------

         Income tax - discontinued operations            -              1,196
                                                 ---------          ---------

Total income tax expense (benefit)               $  10,324          $ (14,205)
                                                 =========          =========


In March 1995 based on the results of a project which analyzed the economic feasibility of realizing future tax benefits available to the Company, the board of directors of Lehigh directed the management of Lehigh to dispose of Lehigh's assets in a manner that would maximize utilization of tax benefits. Based on this directive, Lehigh recognized $18.4 million of income in the first quarter of 1995 by reducing the valuation reserve which offsets deferred tax assets. Additional unrealized net deferred tax assets resulting from the original purchase of Lehigh of $8.2 million are included on the Company's balance sheet. These assets are fully offset by the deferred tax asset valuation allowance because under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," it is currently "more likely than not" that the value of these assets will not be realized. Management reviews the appropriateness of the valuation allowance quarterly.

Note 5. Discontinued Operations

On June 30, 1995 Minnesota Power sold its interest in the paper and pulp business. The financial results of the paper and pulp business, including the loss on disposition, have been accounted for as discontinued operations.

                                                            Quarter Ended
                                                               March 31,
Summary of Discontinued Operations                      1996             1995
- --------------------------------------------------------------------------------
In Thousands

      Operating revenue and income                        -          $  22,039
                                                                     =========

      Equity in earnings                                  -          $   1,821
                                                                     =========

      Income from operations                              -          $   2,848
      Income tax expense                                  -              1,196
                                                                     ---------
      Income from discontinued operations                 -          $   1,652
                                                                     =========


The Company is still committed to a maximum guaranty of $95 million to ensure a portion of a $33.4 million annual lease obligation for paper mill equipment under an operating lease extending to 2012. The purchaser of the Company's paper and pulp business, CPI, has agreed to indemnify the Company for any payments the Company may make as a result of the Company's obligation relating to this operating lease.




Note 6.   Mandatorily Redeemable Preferred Securities of MP&L Capital I

MP&L Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities). On March 20, 1996 the Trust publicly issued three million 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust, indirectly resulting in net proceeds to the Company of $72.6 million. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.05 percent of the liquidation preference value of $25 per security. The Company is the owner of all the common trust securities, which constitute approximately 3 percent of the aggregate liquidation amount of all the Trust Securities. The sole asset of the Trust is $77.5 million of 8.05% Junior Subordinated Debentures, Series A, Due 2015 (Subordinated Debentures) issued by the Company, interest on which is deductible by the Company for income tax purposes. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.

The QUIPS are subject to mandatory redemption upon repayment of the Subordinated Debentures at maturity or upon redemption. The Company has the option at any time on or after March 20, 2001, to redeem the Subordinated Debentures, in whole or in part. The Company also has the option, upon the occurrence of certain events, (i) to redeem at any time the Subordinated Debentures, in whole but not in part, which would result in the redemption of all the Trust Securities, or
(ii) to terminate the Trust and cause the pro rata distribution of the Subordinated Debentures to the holders of the Trust Securities.

In addition to the Company's obligations under the Subordinated Debentures, the Company has guaranteed, on a subordinated basis, payment of distributions on the Trust Securities, to the extent the Trust has funds available to pay such distributions, and has agreed to pay all of the expenses of the Trust (such additional obligations collectively, the Back-up Undertakings). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations under the QUIPS.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Minnesota Power has operations in four business segments: (1) electric operations, which include electric and gas services, and coal mining; (2) water operations, which include water and wastewater services; (3) automobile auctions, which also include a finance company and an auto transport company; and (4) investments, which include real estate operations in Florida, a 21 percent equity investment in a financial guaranty reinsurance company, and a securities portfolio.

Earnings per share of common stock for the quarter ended March 31, 1996 were 61 cents compared to 87 cents for the quarter ended March 31, 1995. All four business segments were profitable for the first quarter ended March 31, 1996. Increased electric sales, a gain in water operations and improvement in real estate operations, excluding the recognition of tax benefits in 1995, were contributing factors to 1996 earnings.

Higher earnings in 1995 were attributed to the 52 cent per share recognition of tax benefits associated with real estate operations. Earnings in 1995 also reflect an 18 cent per share provision associated with exiting the truck-mounted lifting equipment business.

                                                   Quarter Ended March 31,
Earnings Per Share                                 1996              1995
- --------------------------------------------------------------------------------
         Continuing Operations

             Electric Operations                  $ .41             $ .35

             Water Operations                       .03               .00

             Automobile Auctions                    .03                 -

             Investments
                Portfolio and reinsurance           .17               .22
                Real estate                         .11               .53
                                                  -----             -----
                                                    .28               .75

             Corporate Charges and Other           (.14)             (.29)
                                                  -----             -----

         Total Continuing Operations                .61               .81

         Discontinued Operations                      -               .06
                                                  -----             -----

         Total Earnings Per Share                 $ .61             $ .87
                                                  =====             =====

Results of Operations

Comparison of the Quarter Ended March 31, 1996 and 1995.

Electric operations. Operating revenue and income from electric operations were higher in 1996 compared to 1995 due to a 14 percent increase in total kilowatt-hours sales. The increase in sales is attributed primarily to the Company's ability to market energy to other power suppliers. Extreme winter weather in 1996 compared to the milder winter in 1995 also increased sales.

Revenue from electric sales to taconite customers accounted for 31 percent of electric operating revenue in 1996 compared to 36 percent in 1995. Electric sales to paper and other wood-products companies accounted for 11 percent of electric operating revenue in 1996 and 13 percent in 1995. Sales to other power suppliers accounted for 5 percent of electric operating revenue in 1996 compared to only 1 percent in 1995.

Water operations. Operating revenue and income from water operations were higher in 1996 due to the $1.1 million pre-tax gain from the sale of Seabrook's assets in South Carolina, the addition of 17,000 new water and wastewater customers as a result of the December 1995 purchase of the assets of Orange Osceola Utilities in Florida, and SSU's implementation of a $7.9 million interim rate increase effective January 23, 1996.

Automobile Auctions. Automobile auction operations were profitable despite severe winter weather on the east coast which limited auction sales in January 1996. New auctions began operations at Jacksonville, Florida and Newark, New Jersey during the first quarter of 1996.

Consolidated operating expenses in 1996 are significantly higher due to the inclusion of ADESA's operations following its purchase by the Company in July 1995.

Investments.
   - Securities Portfolio and Reinsurance. The Company's securities portfolio and reinsurance performed well in 1996. The portfolio produced less earnings in 1996 because its balance was smaller as a result of the sale of a portion of the portfolio to fund the purchase of ADESA.

   - Real Estate Operations. Revenue in 1996 includes $3.7 million from the sale of Lehigh's joint venture in a resort and golf course. In 1995 $18.4 million of tax benefits were recognized by Lehigh. The Company's portion of the tax benefits reflected as net income was $14.7 million, or 52 cents per share.

Corporate Charges and Other. In March 1995 the Company recorded a $5 million provision, lowering earnings per share by 18 cents, in anticipation of exiting the truck-mounted lifting equipment business.

Discontinued Operations. Income from discontinued operations in 1995 reflects the operating results of the paper and pulp business which was sold in June 1995.


Liquidity and Financial Position

Reference is made to the Consolidated Statement of Cash Flows for the three months ended March 31, 1996 and 1995, for purposes of the following discussion. Automobile auction operations, which were acquired in July 1, 1995, are included in the three months ended March 31, 1996.

Cash flow activities. Cash from operating activities was affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 500,000 original issue shares of common stock are available for issuance through the DRIP.

MP&L Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities.
On March 20, 1996 the Trust  publicly  issued three  million 8.05%
Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust, indirectly resulting in net proceeds to the Company of $72.6 million. The net proceeds to the Company were used to retire approximately $56 million of commercial paper and approximately $17 million will be used to redeem all of the outstanding shares of the Company's Serial Preferred Stock, $7.36 Series, on May 13, 1996.

Capital requirements. Consolidated capital expenditures for the three months ended March 31, 1996 totaled $29.3 million. These expenditures include $11.2 million for electric operations, $3.6 million for water operations and $14.5 million for automobile auction operations. Internally generated funds were the primary source for funding these expenditures.

PART II.   OTHER INFORMATION

Item 5.    Other Information

Reference is made to the Company's 1995 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1995 Form 10-K.


Ref. Page 9. - Second Full Paragraph and Page 13 - Fourth Full Paragraph

On May 1, 1996 the FERC issued an Order on Rehearing for the St. Louis River Project (Project). The FERC directed the Company to negotiate with the Fond du Lac Band of Lake Superior Chippewa a reasonable annual charge for the use of tribal lands within the Project. With respect to the Company's arguments regarding the generating capacity that will be lost as a result of certain license terms and conditions mandated by the FERC to mitigate environment consequences of the Project, the FERC determined that not enough evidence was provided to alter the FERC's original analysis of the anticipated impact of such mandates on the generating capacity. The FERC extended the license term from 30 to 40 years because of the anticipated impact of such mandates. The Company estimates that the revenue from this Project will be reduced by approximately $1 million on an annual basis as a result of the license terms.

Ref. Page 9. - Last Paragraph

On March 29, 1996 the Public Service Commission of Wisconsin approved a $451,000, or 1.1 percent, increase in rates, with an 11.6 percent return on equity for the Company's wholly owned subsidiary Superior Water, Light and Power Company. Final rates were effective March 30, 1996.

Ref. Page 10. - Fourth Paragraph

On April 24, 1996 the FERC issued two final rules and a NOPR. The first rule, Order No. 888, addresses both open access to transmission lines for wholesale transactions and stranded cost issues. The second rule, Order No. 889, requires utilities to establish electronic systems to share information about available transmission capacity and establishes standards of conduct. The NOPR, "Capacity Reservation Open Access Transmission Tariffs," proposes to establish a new system for utilities to use in reserving capacity on their own and others' transmission lines. The new and proposed rules are designed to facilitate competition in the electric industry, lower prices and provide more choices to energy customers.

In anticipation of the new rules, the Company filed an open access transmission tariff for wholesale service on April 16, 1996 with the FERC. This filing will allow the Company to have a current cost-based tariff in place for any new open access transmission customers requesting service on Minnesota Power's system. The tariff is expected to be effective 60 days after the filing date with the revenue subject to refund pending final approval of the rates.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

      4(a) Amended and Restated Trust Agreement, dated as of March 1, 1996, relating to MP&L Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company, as Depositor, and The Bank of New York, The Bank of New York (Delaware), Philip R. Halverson, David G. Gartzke and James K. Vizanko, as Trustees.

      4(b) Amendment No. 1, dated April 11, 1996, to Amended and Restated Trust Agreement, dated as of March 1, 1996, relating to MP&L Capital I's 8.05% Cumulative Quarterly Income Preferred Securities.

      4(c) Indenture, dated as of March 1, 1996, relating to the Company's 8.05% Junior Subordinated Debentures, Series A, Due 2015, between the Company and The Bank of New York, as Trustee.

      4(d) Guarantee Agreement, dated as of March 1, 1996, relating to MP&L Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company, as Guarantor, and The Bank of New York, as Trustee.

      4(e) Agreement as to Expenses and Liabilities, dated as of March 20, 1996, relating to MP&L Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company and MP&L Capital I.

        27    Financial Data Schedule

      * 99 The consolidated financial statements of ADESA Corporation for the quarter ended March 31, 1995 (filed as exhibit 99(b) to Form 8-K dated July 12 ,1995, File No. 1-3548).

- ---------------------------

* Incorporated herein by reference as indicated.


(b)     Reports on Form 8-K

        Report on Form 8-K dated and filed April 9, 1996 with respect to Item 5. Other Events.

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




                                       Minnesota Power & Light Company
                                       -------------------------------
                                                 (Registrant)





May 10, 1996                                   D. G. Gartzke
                                       -------------------------------
                                               D. G. Gartzke
                                       Senior Vice President - Finance
                                          and Chief Financial Officer




May 10, 1996                                   Mark A. Schober
                                       -------------------------------
                                               Mark A. Schober
                                             Corporate Controller