Form 10-Q
period 1996-06-30
MINNESOTA POWER & LIGHT CO
filed 1996-08-09
CIK 66756

                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                       or

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
                  Yes   X    No
                      ----     ----



                           Common Stock, no par value,
                          31,935,547 shares outstanding
                               as of July 31, 1996

                         Minnesota Power & Light Company

                                      Index

                                                                       Page

Part I.  Financial Information

         Item 1.    Financial Statements

            Consolidated Balance Sheet -
                 June 30, 1996 and December 31, 1995                     1

            Consolidated Statement of Income -
                 Quarter and Six Months Ended June 30, 1996
                 and 1995                                                2

            Consolidated Statement of Cash Flows -
                 Six Months Ended June 30, 1996 and 1995                 3

            Notes to Consolidated Financial Statements                   4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        10

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security
                   Holders                                              13

         Item 5.   Other Information                                    14

         Item 6.   Exhibits and Reports on Form 8-K                     15

Signatures                                                              16

                                   Definitions


          The following abbreviations or acronyms are used in the text.


  Abbreviation
   or Acronym                                   Term
- -----------------      --------------------------------------------------------
1995 Form 10-K         Minnesota Power's Annual Report on Form 10-K for the
                       Year Ended December 31, 1995
ADESA                  ADESA Corporation
Capital Re             Capital Re Corporation
Company                Minnesota Power & Light Company and its Subsidiaries
CPI                    Consolidated Papers, Inc.
DRIP                   Dividend Reinvestment and Stock Purchase Plan
ESOP                   Employee Stock Ownership Plan
FERC                   Federal Energy Regulatory Commission
FPSC                   Florida Public Service Commission
Lehigh                 Lehigh Acquisition Corporation
Minnesota Power        Minnesota Power & Light Company and its Subsidiaries
MPUC                   Minnesota Public Utilities Commission
MW                     Megawatt(s)
OOU                    Orange Osceola Utilities
QUIPS                  Quarterly Income Preferred Securities
Seabrook               Heater of Seabrook, Inc.
Square Butte           Square Butte Electric Cooperative
SSU                    Southern States Utilities, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                                                  Minnesota Power
                                            Consolidated Balance Sheet
                                                   In Thousands

                                                                                June 30,            December 31,
                                                                                  1996                  1995
                                                                                Unaudited              Audited
- -------------------------------------------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                                                      $   799,091          $   800,477
     Water operations                                                             319,331              323,182
     Automobile auctions                                                          140,257              123,632
     Investments                                                                  227,056              201,360
                                                                              -----------          -----------
         Total plant and other assets                                           1,485,735            1,448,651
                                                                              -----------          -----------
Current Assets
     Cash and cash equivalents                                                     63,432               31,577
     Trading securities                                                            76,319               40,007
     Trade accounts receivable (less reserve of $4,088 and $3,325)                171,700              128,072
     Notes and other accounts receivable                                           22,309               12,220
     Fuel, material and supplies                                                   25,911               26,383
     Prepayments and other                                                         16,910               13,706
                                                                              -----------          -----------
         Total current assets                                                     376,581              251,965
                                                                              -----------          -----------
Deferred Charges
     Regulatory                                                                    82,178               88,631
     Other                                                                         26,703               25,037
                                                                              -----------          -----------
         Total deferred charges                                                   108,881              113,668
                                                                              -----------          -----------
Intangible Assets
     Goodwill                                                                     124,122              120,245
     Other                                                                         12,712               13,096
                                                                              -----------          -----------
         Total intangible assets                                                  136,834              133,341
                                                                              -----------          -----------
Total Assets                                                                  $ 2,108,031          $ 1,947,625
- -------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value, 65,000,000 shares authorized
         31,917,569 and 31,467,650 shares outstanding                         $   384,286          $   377,684
     Unearned ESOP shares                                                         (71,047)             (72,882)
     Net unrealized gain on securities investments                                  1,165                3,206
     Cumulative translation adjustment                                               (401)                (177)
     Retained earnings                                                            277,744              276,241
                                                                              -----------          -----------
         Total common stock equity                                                591,747              584,072
     Cumulative preferred stock                                                    11,492               28,547
     Redeemable serial preferred stock                                             20,000               20,000
     Company obligated mandatorily redeemable preferred securities of
         MP&L Capital I                                                            75,000                    -
     Long-term debt                                                               653,039              639,548
                                                                              -----------          -----------
         Total capitalization                                                   1,351,278            1,272,167
                                                                              -----------          -----------
Current Liabilities
     Accounts payable                                                              92,366               68,083
     Accrued taxes                                                                 39,386               40,999
     Accrued interest and dividends                                                16,136               14,471
     Notes payable                                                                 89,330               96,218
     Long-term debt due within one year                                            70,060                9,743
     Other                                                                         27,155               27,292
                                                                              -----------          -----------
         Total current liabilities                                                334,433              256,806
                                                                              -----------          -----------
Deferred Credits
     Accumulated deferred income taxes                                            164,994              164,737
     Contributions in aid of construction                                          97,468               98,167
     Regulatory                                                                    56,491               57,950
     Other                                                                        103,367               97,798
                                                                              -----------          -----------
         Total deferred credits                                                   422,320              418,652
                                                                              -----------          -----------
Total Capitalization and Liabilities                                          $ 2,108,031          $ 1,947,625
- -------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of this statement.


                                                  Minnesota Power
                                         Consolidated Statement of Income
                                 In Thousands Except Per Share Amounts - Unaudited

                                                                  Quarter Ended             Six Months Ended
                                                                     June 30,                    June 30,
                                                               1996           1995           1996         1995
- -------------------------------------------------------------------------------------------------------------------
Operating Revenue and Income
     Electric operations                                     $ 129,219    $  119,694      $ 260,718    $ 240,448
     Water operations                                           23,050        17,814         42,277       33,416
     Automobile auctions                                        45,215             -         84,908            -
     Investments                                                11,019         9,828         23,275       20,160
                                                             ---------    ----------      ---------    ---------
         Total operating revenue and income                    208,503       147,336        411,178      294,024
                                                             ---------    ----------      ---------    ---------

Operating Expenses
     Fuel and purchased power                                   48,291        44,113         91,934       84,422
     Operations                                                 87,034        60,975        173,063      123,117
     Administrative and general                                 40,559        16,790         74,350       35,252
     Interest expense                                           14,357        11,388         28,517       22,489
                                                             ---------    ----------      ---------    ---------
         Total operating expenses                              190,241       133,266        367,864      265,280
                                                             ---------    ----------      ---------    ---------

Income (Loss) from Equity Investments                            2,832         2,361          6,609       (3,909)
                                                             ---------    ----------      ---------    ---------

Operating Income from Continuing Operations                     21,094        16,431         49,923       24,835

Income Tax Expense (Benefit)                                     4,753         5,508         15,077       (9,893)
                                                             ---------    ----------      ---------    ---------

Income from Continuing Operations                               16,341        10,923         34,846       34,728

Income from Discontinued Operations                                  -         1,190              -        2,842
                                                             ---------    ----------      ---------    ---------

Net Income                                                      16,341        12,113         34,846       37,570

Dividends on Preferred Stock                                       634           800          1,434        1,600

Distributions on Company Obligated Mandatorily
     Redeemable Preferred Securities of MP&L Capital I           1,509             -          1,711            -
                                                             ---------    ----------      ---------    ---------

Earnings Available for Common Stock                          $  14,198    $   11,313      $  31,701    $  35,970
                                                             =========    ==========      =========    =========


Average Shares of Common Stock                                  29,053        28,446         28,919       28,409


Earnings Per Share of Common Stock
     Continuing operations                                       $ .49         $ .35         $ 1.10        $1.17
     Discontinued operations                                         -           .05              -          .10
                                                                 -----         -----         ------        -----
         Total                                                   $ .49         $ .40         $ 1.10        $1.27
                                                                 =====         =====         ======        =====


Dividends Per Share of Common Stock                              $ .51         $ .51         $ 1.02        $1.02


- -------------------------------------------------------------------------------------------------------------------

                             The  accompanying  notes are an integral  part of this statement.

                                                  Minnesota Power
                                       Consolidated Statement of Cash Flows
                                             In Thousands - Unaudited

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              1996                        1995
- -------------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                         $   34,846                   $  37,570
       Depreciation and amortization                                          32,511                      27,575
       Deferred income taxes                                                  (1,515)                    (29,101)
       Deferred investment tax credits                                          (839)                     (1,024)
       Pre-tax gain on sale of plant                                          (1,073)                          -
       Pre-tax loss on disposal of discontinued operations                         -                       1,793
       Changes in operating assets and liabilities
          excluding the effects of discontinued operations
              Trading securities                                             (36,312)                     18,013
              Notes and accounts receivable                                  (53,488)                      8,646
              Fuel, material and supplies                                        531                      (2,090)
              Accounts payable                                                24,201                      (1,325)
              Other current assets and liabilities                            (4,970)                      8,221
       Other - net                                                            12,429                      (2,514)
                                                                          ----------                   ---------
              Cash from operating activities                                   6,321                      65,764
                                                                          ----------                   ---------

Investing Activities
       Proceeds from sale of investments in securities                        14,640                      94,162
       Proceeds from sale of plant                                             5,311                           -
       Proceeds from sale of discontinued operations                               -                     106,115
       Funds held by trustee for ADESA acquisition                                 -                    (161,810)
       Additions to investments                                              (51,921)                    (65,996)
       Additions to plant                                                    (45,427)                    (40,906)
       Changes to other assets - net                                           6,443                       2,777
                                                                          ----------                   ---------
              Cash for investing activities                                  (70,954)                    (65,658)
                                                                          ----------                   ---------

Financing Activities
       Issuance of long-term debt                                            190,134                       9,000
       Issuance of Company obligated mandatorily
          redeemable preferred securities of MP&L Capital I - net             72,270                           -
       Issuance of common stock                                                9,015                       1,467
       Changes in notes payable                                               (9,588)                    124,372
       Reductions of long-term debt                                         (116,455)                     (2,217)
       Redemption of preferred stock                                         (17,568)                          -
       Dividends on preferred and common stock                               (31,320)                    (30,846)
                                                                          ----------                   ---------
              Cash from financing activities                                  96,488                     101,776
                                                                          ----------                   ---------

Change in Cash and Cash Equivalents                                           31,855                     101,882
Cash and Cash Equivalents at Beginning of Period                              31,577                      27,001
                                                                          ----------                   ---------
Cash and Cash Equivalents at End of Period                                $   63,432                   $ 128,883
                                                                          ==========                   =========

Supplemental Cash Flow Information
       Cash paid during the period for
              Interest (net of capitalized)                               $   24,930                   $  22,481
              Income taxes                                                $   17,182                   $  11,893

- -------------------------------------------------------------------------------------------------------------------

                  The  accompanying  notes are an integral  part of this statement.

                                      -3-

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1995 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The income statement information for prior periods has been reclassified to reflect the way in which the Company currently reports information regarding its businesses. Financial statement information may not be comparable between periods due to the purchase of ADESA on July 1, 1995.

Note 1.   Business Segments
In Thousands

                                                                                                Investments
                                                                                          ---------------------       Corporate
                                                   Electric      Water       Automobile   Portfolio &     Real         Charges
                                   Consolidated   Operations    Operations  Auctions<F1>  Reinsurance    Estate        & Other
                                   ------------   ----------    ----------  ------------  -----------   --------      ---------
Quarter Ended June 30, 1996
- ---------------------------
Operating revenue and income          $208,503      $129,219    $ 23,050      $ 45,215       $4,736     $  6,605       $  (322)
Operation and other expense            159,589       102,218      13,926        37,026          731        3,845         1,843
Depreciation and amortization
   expense                              16,295        10,512       3,070         2,705            -            8             -
Interest expense                        14,357         5,537       3,057         2,017            -          486         3,260
Income from equity investments           2,832             -           -             -        2,832            -             -
                                      --------      --------    --------      --------       ------     --------       -------
Operating income (loss)                 21,094        10,952       2,997         3,467        6,837        2,266        (5,425)
Income tax expense (benefit)             4,753         3,593       1,010         2,002          928         (782)       (1,998)
                                      --------      --------    --------      --------       ------     --------       -------
Net income                            $ 16,341      $  7,359    $  1,987      $  1,465       $5,909     $  3,048       $(3,427)
                                      ========      ========    ========      ========       ======     ========       =======



Quarter Ended June 30, 1995
- ---------------------------
Operating revenue and income          $147,336      $119,694    $ 17,814             -       $6,223     $  4,438       $  (833)
Operation and other expense            109,152        91,128      11,692             -        1,322        3,492         1,518
Depreciation and amortization
   expense                              12,726        10,115       2,551             -            -           60             -
Interest expense                        11,388         5,573       2,534             -            1            -         3,280
Income from equity investments           2,361             -           -             -        2,361            -             -
                                      --------      --------    --------                     ------     --------       -------
Operating income (loss)
   from continuing operations           16,431        12,878       1,037             -        7,261          886        (5,631)
Income tax expense (benefit)             5,508         5,014         348             -          488          592          (934)
                                      --------      --------    --------                     ------     --------       -------
Income (loss) from
   continuing operations                10,923      $  7,864    $    689             -       $6,773     $    294       $(4,697)
                                                    ========    ========                     ======     ========       =======
Income from
   discontinued operations               1,190
                                      --------
Net income                            $ 12,113
                                      ========

- ------------------------------

<F1> Purchased July 1, 1995.

                                      -4-

In Thousands


                                                                                                Investments
                                                                                          ----------------------      Corporate
                                                   Electric      Water       Automobile   Portfolio &     Real         Charges
                                   Consolidated   Operations    Operations  Auctions <F1> Reinsurance    Estate        & Other
                                   ------------   ----------    ----------  ------------  -----------   --------      ---------
Six Months Ended June 30, 1996
- ------------------------------
Operating revenue and income        $  411,178    $ 260,718    $  42,277      $ 84,908    $   8,605     $ 15,281      $   (611)
Operation and other expense            306,836      197,523       25,444        71,228        1,254        7,058         4,329
Depreciation and amortization
   expense                              32,511       21,011        6,207         5,255            -           38             -
Interest expense                        28,517       11,212        6,344         3,308            1          488         7,164
Income from equity investments           6,609            -            -             -        6,609            -             -
                                    ----------    ---------    ---------      --------    ---------     --------      --------
Operating income (loss)                 49,923       30,972        4,282         5,117       13,959        7,697       (12,104)
Income tax expense (benefit)            15,077       11,367        1,459         2,664        2,897        1,581        (4,891)
                                    ----------    ---------    ---------      --------    ---------     --------      --------
Net income                          $   34,846    $  19,605    $   2,823      $  2,453    $  11,062     $  6,116      $ (7,213)
                                    ==========    =========    =========      ========    =========     ========      ========


Total assets                        $2,108,031    $ 983,971    $ 341,792      $453,561    $ 244,526     $ 82,516      $  1,665
Accumulated depreciation            $  646,609    $ 527,425    $ 115,162      $  4,022            -            -             -
Accumulated amortization            $    5,819            -            -      $  4,949            -     $    870             -
Construction work in progress       $   55,559    $  13,769    $  17,816      $ 23,974            -            -             -



Six Months Ended June 30, 1995
- ------------------------------
Operating revenue and income        $  294,024    $ 240,448     $ 33,416             -    $  12,962     $  8,703      $ (1,505)
Operation and other expense            217,464      178,165       22,749             -        2,257       10,626<F2>     3,667
Depreciation and amortization
   expense                              25,327       20,136        5,071             -            -          120             -
Interest expense                        22,489       11,070        4,986             -            4            2         6,427
Income (loss) from
   equity investments                   (3,909)           -            -             -        4,619            -        (8,528)<F3>
                                    ----------    ---------    ---------                  ---------     --------      --------
Operating income (loss)
   from continuing operations           24,835       31,077          610             -       15,320       (2,045)      (20,127)
Income tax expense (benefit)            (9,893)      12,833          (47)            -        1,950      (17,423)<F4>   (7,206)
                                    ----------    ---------    ---------                  ---------     --------      --------
Income (loss) from
   continuing operations                34,728    $  18,244    $     657             -    $  13,370     $ 15,378      $(12,921)
                                                  =========    =========                  =========     ========      ========
Income from
   discontinued operations               2,842
                                    ----------
Net income                          $   37,570
                                    ==========

Total assets                        $1,872,156    $ 993,127    $ 325,348             -    $ 518,702     $ 34,181      $    798
Accumulated depreciation            $  604,884    $ 510,170    $  94,714             -            -            -             -
Accumulated amortization            $      580            -            -             -            -     $    580             -
Construction work in progress       $   22,672    $   9,943    $  12,729             -            -            -             -


- -------------------------------

<F1> Purchased July 1, 1995.
<F2> Includes $3.7 million of minority interest relating to the recognition of tax benefits. (See Note 3.)
<F3> Includes an $8.5 million pre-tax provision for exiting the equipment manufacturing business.
<F4> Includes $18.4 million of tax benefits. (See Note 3.)

                                      -5-

Note 2.   Regulatory Matters


FPSC Refund Order in Connection with 1993 Rate Case. On June 11, 1996 the FPSC voted 3-2 to require SSU to refund about $10 million, including interest, to certain customers who had paid more to SSU under a uniform rate structure than they would have paid under a stand-alone rate structure during the period September 1993 to January 1996. In so ruling, the majority of the FPSC determined that a February 1996 decision of the Florida Supreme Court in GTE Florida v. FPSC did not render a refund requirement unlawful independent of an offsetting surcharge. SSU believes that the GTE Florida decision substantiates SSU's claim that it would be unlawful for the FPSC to order a refund to certain customers who paid more under uniform rates without also permitting SSU to recover the refund amount from remaining customers who paid less. SSU has recorded no provision for refund. SSU intends to appeal the FPSC's order to the First District Court of Appeal.

SSU's 1995 Rate Case. On July 31, 1996 the FPSC voted to allow SSU approximately 61 percent of the $18.1 million rate increase requested in June 1995. The FPSC is expected to issue its final order on SSU's request on September 4, 1996.

Note 3.   Income Tax Expense


                                                                    Quarter Ended               Six Months Ended
                                                                      June 30,                      June 30,
Schedule of Income Tax Expense (Benefit)                        1996             1995         1996            1995
- -------------------------------------------------------------------------------------------------------------------
In Thousands
Charged to continuing operations
     Current tax
       Federal                                                $   4,030      $   1,040      $ 12,888      $   3,866
       Foreign                                                      551              -           450              -
       State                                                      1,162            493         4,093          1,620
                                                              ---------      ---------      --------      ---------
                                                                  5,743          1,533        17,431          5,486
                                                              ---------      ---------      --------      ---------
     Deferred tax
       Federal                                                    1,143          3,598         1,131          3,524
       State                                                         84            781          (646)           521
                                                              ---------      ---------      --------      ---------
                                                                  1,227          4,379           485          4,045
                                                              ---------      ---------      --------      ---------

     Change in valuation allowance                               (2,000)             -        (2,000)       (18,400)
                                                              ---------      ---------      --------      ---------

     Deferred tax credits                                          (217)          (404)         (839)        (1,024)
                                                              ---------      ---------      --------      ---------
         Income tax - continuing operations                       4,753          5,508        15,077         (9,893)
                                                              ---------      ---------      --------      ---------

Charged to discontinued operations
     Current tax
       Federal                                                        -         13,502             -         13,396
       State                                                          -          4,209             -          4,192
                                                              ---------      ---------      --------      ---------
                                                                      -         17,711             -         17,588
                                                              ---------      ---------      --------      ---------
     Deferred tax
       Federal                                                        -        (12,870)            -        (11,851)
       State                                                          -         (3,195)            -         (2,895)
                                                              ---------      ---------      --------      ---------
                                                                      -        (16,065)            -        (14,746)
                                                              ---------      ---------      --------      ---------

         Income tax - discontinued operations                         -          1,646             -          2,842
                                                              ---------      ---------      --------      ---------

Total income tax expense (benefit)                            $   4,753      $   7,154      $ 15,077      $  (7,051)
                                                              =========      =========      ========      =========

In March 1995 based on the results of a project which analyzed the economic feasibility of realizing future tax benefits available to the Company, the board of directors of Lehigh directed the management of Lehigh to dispose of Lehigh's assets in a manner that would maximize utilization of tax benefits. Based on this directive, Lehigh recognized $18.4 million of income in the first quarter of 1995 by reducing the valuation reserve which offsets deferred tax assets. In May 1996 an additional $2 million of income was recognized based on a management review of the appropriateness of the valuation reserve. Additional unrealized net deferred tax assets of $6.2 million resulting from the original purchase of Lehigh are included on the Company's balance sheet. These assets are fully offset by the deferred tax asset valuation allowance because under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," it is currently "more likely than not" that the value of these assets will not be realized. Management reviews the appropriateness of the valuation allowance quarterly.

 Note 4. Square Butte Purchased Power Contract

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

Note 5.   Preferred Stock

On May 13, 1996 Minnesota Power redeemed all of the 170,000 outstanding shares of its Serial Preferred Stock, $7.36 Series. The redemption price was $103.34 plus $.86 accrued dividends. Proceeds from the QUIPS financing in March 1996 were used to redeem the shares.

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

Note 7.   Long-Term Debt

On May 30, 1996 ADESA issued $90 million of 7.70% Senior Notes, Series A, Due 2006 in a private placement offering. Proceeds were used by ADESA to repay existing indebtedness, including borrowings under ADESA's revolving bank credit agreement, floating rate option notes and certain borrowings from Minnesota Power. In June 1996 Lehigh obtained a $20 million adjustable rate revolving line of credit due in 2003. The proceeds were used to partially finance the acquisition of real estate near Palm Coast, Florida.

Note 8.   Common Stock

Shareholder Rights Plan. On July 24, 1996 the Board of Directors of the Company adopted a rights plan (Rights Plan) pursuant to which it declared a dividend distribution of one preferred share purchase right (Right) for each outstanding share of Common Stock of the Company (Common Stock) to shareholders of record at the close of business on July 24, 1996 (the Record Date) and authorized the issuance of one Right with respect to each share of Common Stock that becomes outstanding between the Record Date and July 23, 2006, or such earlier time as the Rights are redeemed.

Each Right will be exercisable to purchase one one-hundredth of a share of Junior Serial Preferred Stock A, without par value, at an exercise price of $90, subject to adjustment, following a distribution date which shall be the earlier to occur of (i) 10 days following a public announcement that a person or group (Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of the outstanding shares of Common Stock (Stock Acquisition Date) or (ii) 15 business days (or such later date as may be determined by the Board of Directors prior to the time that any person becomes an Acquiring Person) following the commencement of, or a public announcement of an intention to make, a tender or exchange offer if, upon consummation thereof, such person would meet the 15 percent threshold.

Subject to certain exempt transactions, in the event that the 15 percent threshold is met, each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive, upon exercise at the then current exercise price of the Right, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. If, at any time following the Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction or 50 percent or more of the Company's assets or earning power are sold, each Right will entitle the holder (other than the Acquiring Person) to receive, upon exercise at the then current exercise price of the Right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the Right. Certain stock acquisitions will also trigger a provision permitting the Board of Directors to exchange each Right for one share of Common Stock.

The Rights are nonvoting and expire on July 23, 2006, unless redeemed by the Company at a price of $.01 per Right at any time prior to the time a person becomes an Acquiring Person. The Board of Directors has authorized the reservation of one million shares of Junior Serial Preferred Stock A for issuance under the Rights Plan in the event of excercise of the Rights.

Stock  Option and Award  Plans.  In May 1996  Company  shareholders  approved an
Executive Long-Term Incentive Compensation Plan (the Executive Plan) and a Director Long-Term Stock Incentive Plan (the Director Plan), effective January 1, 1996.

The Executive Plan allows for the grant of up to 2.1 million shares of Common Stock to key employees of the Company. Such grants may be in the form of stock options and other awards, including stock appreciation rights, restrictive stock, performance units and performance shares. In January 1996 the Company granted non-qualified stock options to purchase 132,542 shares of Common Stock and granted 176,616 performance shares. Additionally, 24,000 restrictive shares of Common Stock were granted, with the restriction expiring over a three-year period. Pursuant to the Director Plan each nonemployee director receives an annual grant of 725 stock options and a biennial grant of performance shares equal to $10,000 in value of Common Stock on the date of grant. The Director Plan provides for the grant of up to 150,000 shares of Common Stock.

The exercise price for stock options is equal to the market value of the Common Stock on the date of a grant. Stock options may be excercised 50 percent on the first anniversary date of the grant and the remaining 50 percent on the second anniversary and expire on the tenth anniversary. Grants of performance shares are earned over multi-year time periods upon the achievement of performance objectives.

The Company has elected to recognize compensation cost for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of the grant. Compensation cost is recognized over the vesting periods for performance share awards based on the market value of the underlying shares of stock.

Note 9. Discontinued Operations

On June 30, 1995 Minnesota Power sold its interest in the paper and pulp business. The financial results of the paper and pulp business, including the loss on disposition, have been accounted for as discontinued operations.

                                                                  Quarter Ended             Six Months Ended
                                                                    June 30,                    June 30,
Summary of Discontinued Operations                            1996          1995           1996           1995
- -------------------------------------------------------------------------------------------------------------------
In Thousands
      Operating revenue and income                              -         $  22,285          -          $ 44,324
                                                                          =========                     ========

      Equity in earnings                                        -         $   5,675          -          $  7,496
                                                                          =========                     ========

      Income from operations                                    -         $   4,629          -          $  7,477
      Income tax expense                                        -             1,921          -             3,117
                                                                          ---------                     --------
                                                                -             2,708          -             4,360
                                                                          ---------                     --------

      Loss on disposal                                          -            (1,793)         -            (1,793)
      Income tax benefit                                        -               275          -               275
                                                                          ---------                     --------
                                                                -            (1,518)         -            (1,518)
                                                                          ---------                     --------

      Income from discontinued operations                       -         $   1,190          -          $  2,842
                                                                          =========                     ========

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

Earnings per share of common stock for the quarter ended June 30, 1996 were 49 cents compared to 40 cents for the quarter ended June 30, 1995. All four business segments were profitable for the second quarter ended June 30, 1996. Although earnings from electric operations decreased, water operations and investments significantly improved over second quarter results in 1995. The sale of the Company's paper and pulp business was included in the results for the quarter ended June 30, 1995 as discontinued operations.

Earnings per share of common stock for the six months ended June 30, 1996 were $1.10 compared to $1.27 for the six months ended June 30, 1995. Factors contributing to 1996 earnings include increased electric and water revenue, a gain resulting from the sale of certain water operations, the inclusion of automobile auctions and improvement in real estate operations (excluding the recognition of tax benefits in 1995).

Higher earnings in 1995 were attributed to the 52 cent per share recognition of tax benefits associated with real estate operations. Earnings in 1995 also reflect an 18 cent per share provision associated with exiting the truck-mounted lifting equipment business. The sale of the Company's paper and pulp business was included in 1995 as discontinued operations.

                                                                  Quarter Ended               Six Months Ended
                                                                    June 30,                      June 30,
Earnings Per Share                                           1996             1995          1996            1995
- -------------------------------------------------------------------------------------------------------------------
         Continuing Operations

             Electric Operations                             $.23            $ .26         $  .64           $ .61

             Water Operations                                 .07              .02            .10             .02

             Automobile Auctions                              .05                -            .08               -

             Investments
                Portfolio and reinsurance                     .20              .24            .38             .47
                Real estate                                   .10              .01            .21             .54
                                                             ----            -----         ------           -----
                                                              .30              .25            .59            1.01

             Corporate Charges and Other                     (.16)           (.17)           (.31)           (.47)
                                                             ----            ----          ------           -----

         Total Continuing Operations                          .49             .36            1.10            1.17

         Discontinued Operations                                -             .04               -             .10
                                                             ----            ----          ------           -----

         Total Earnings Per Share                            $.49            $.40          $ 1.10           $1.27
                                                             ====            ====          ======           =====

Results of Operations

Comparison of the Quarter Ended June 30, 1996 and 1995.

Electric Operations. Operating revenue and income from electric operations were higher in 1996 compared to 1995 due to a 30 percent increase in total kilowatthour sales. The increase in sales is attributed primarily to the Company's ability to market energy to other power suppliers.

Revenue from electric sales to taconite customers accounted for 33 percent of electric operating revenue in 1996 compared to 36 percent in 1995. Electric sales to paper and other wood-products companies accounted for 11 percent of electric operating revenue in 1996 and 13 percent in 1995. Sales to other power suppliers accounted for 15 percent of electric operating revenue in 1996 compared to 8 percent in 1995.

Although revenue from electric operations was higher, earnings for the quarter ended June 30, 1996 were lower reflecting efforts in preparing for and meeting the more competitive challenges of today's electric industry. New industrial rates were lower on average while expenses associated with marketing new products and improving customer service were higher. Additionally, the costs associated with the early retirement plan offered in mid-1995 are being expensed over three years and are included in 1996 expenses. Scheduled maintenance expenses were also higher in 1996.

Water Operations. Operating revenue and income from water operations were higher in 1996 due to the addition of 17,000 new water and wastewater customers as a result of the December 1995 purchase of the assets of Orange Osceola Utilities
(OOU) in Florida, and SSU's implementation of a $7.9 million interim rate increase effective January 23, 1996. Operating costs also increased in 1996 because of the purchase of OOU.

Automobile Auctions. ADESA sold 160,000 cars during the quarter ended June 30, 1996, the best quarterly sales since Minnesota Power purchased the business in July 1995. One additional auction site was purchased during the quarter. Operating expenses include significant start-up costs at two other new locations added in 1996 and relocation costs for two existing auction operations.

Consolidated operating expenses in 1996 were significantly higher due to the inclusion of ADESA's operations following its purchase by the Company in July 1995.

Investments.
     - Securities Portfolio and Reinsurance. The Company's securities portfolio and reinsurance performed well in 1996, however earnings were less because the portfolio balance was smaller. A portion of the portfolio was sold in 1995 to fund the purchase of ADESA.

     - Real Estate  Operations.   Increased  land  sales,   combined  with  the
       recognition of $2 million of tax benefits at Lehigh, resulted in a more profitable quarter for the Company's real estate business in 1996.

Discontinued Operations. Income from discontinued operations in 1995 reflects the sale and operating results of the paper and pulp business which was sold in June 1995.


Comparison of the Six Months Ended June 30, 1996 and 1995.

Electric Operations. Operating revenue and income from electric operations were higher in 1996 compared to 1995 due to a 22 percent increase in total kilowatthour sales. The increase in sales is attributed primarily to the Company's ability to market energy to other power suppliers as well as extreme winter weather in 1996 compared to the milder winter in 1995.

Revenue from electric sales to taconite customers accounted for 32 percent of electric operating revenue in 1996 compared to 36 percent in 1995. Electric sales to paper and other wood-products companies accounted for 11 percent of electric operating revenue in 1996 and 13 percent in 1995. Sales to other power suppliers accounted for 12 percent of electric operating revenue in 1996 compared to 6 percent in 1995.

Purchased power and other expenses for electric operations were considerably higher in 1996 than in 1995. Increased purchased power costs were incurred in 1996 to meet higher demand. However, the average cost per kilowatthour was lower than in 1995. Square Butte, one of Minnesota Power's low priced sources of energy, produced 64 percent more energy in 1996, while in 1995 it was down for scheduled maintenance. Costs associated with the early retirement offering in mid-1995 are being expensed over three years and are reflected in 1996 expenses. Scheduled maintenance expenses were higher in 1996.

Water Operations. Operating revenue and income from water operations were higher in 1996 due to the $1.1 million pre-tax gain from the sale of Seabrook's assets in South Carolina, the addition of 17,000 new water and wastewater customers as a result of the December 1995 purchase of the assets of OOU in Florida, and SSU's implementation of a $7.9 million interim rate increase effective January 23, 1996. Operating costs also increased in 1996 because of the purchase of OOU.

Automobile Auctions. Automobile auction operations were profitable despite severe winter weather on the east coast which limited auction sales in January 1996. New auctions began operations at Jacksonville, Florida and Newark, New Jersey during the first half of 1996. Start-up costs associated with these new sites have had a negative impact on profitability of this segment and are expected to continue having such an impact on results through 1997. All other auction sites including, ADESA's acquisition of an auto auction facility in Portage, Wisconsin, have performed well in 1996.

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

     - Real Estate Operations. Revenue in 1996 includes $3.7 million from the sale of Lehigh's joint venture in a resort and golf course. In 1995 $18.4 million of tax benefits were recognized by Lehigh. The Company's portion of the tax benefits reflected as net income was $14.7 million, or 52 cents per share. In 1996 an additional $2 million of tax benefits were recognized.

Corporate Charges and Other. In March 1995 the Company recorded a $5 million provision, lowering earnings per share by 18 cents, in anticipation of exiting the truck-mounted lifting equipment business.

Discontinued Operations. Income from discontinued operations in 1995 reflects the operating results of the paper and pulp business which was sold in June 1995.


Liquidity and Financial Position

Reference is made to the Consolidated Statement of Cash Flows for the six months ended June 30, 1996 and 1995, for purposes of the following discussion. Automobile auction operations, which were acquired July 1, 1995, are included in the six months ended June 30, 1996.

Cash Flow Activities. Cash from operating activities was affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 5,268,000 original issue shares of common stock are available for issuance through the DRIP.

MP&L Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities. On March 20, 1996 the Trust publicly issued three million 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust, indirectly resulting in net proceeds to the Company of $72.6 million. The net proceeds to the Company were used to retire approximately $56 million of commercial paper and approximately $17 million were used to redeem all of the outstanding shares of the Company's Serial Preferred Stock, $7.36 Series, on May 13, 1996.

On May 30, 1996 ADESA issued $90 million of 7.70% Senior Notes, Series A, Due 2006 in a private placement offering. Proceeds were used by ADESA to repay existing indebtedness, including borrowings under ADESA's revolving bank credit agreement, floating rate option notes and certain borrowings from Minnesota Power. In June 1996 Lehigh obtained a $20 million adjustable rate revolving line of credit due in 2003. The proceeds were used to partially finance the acquisition of real estate near Palm Coast, Florida.

On June 24, 1996 the Company's registration with the Securities and Exchange Commission became effective with respect to 5 million additional shares of common stock for offer and sale pursuant to the DRIP. Previously available to registered holders and electric utility customers, the DRIP has been amended, effective July 2, 1996, to, among other things, expand the customer feature and allow any interested investor to enroll in the plan with an initial investment of $250. Capital raised through the sale of new issue shares under the DRIP is expected to be used for general corporate purposes.

Capital Requirements. Consolidated capital expenditures for the six months ended June 30, 1996 totaled $53 million. These expenditures include $19 million for electric operations, $8 million for water operations and $26 million for automobile auction operations. Internally generated funds were the primary source for funding electric and water operation expenditures. ADESA issued long-term debt to finance its construction expenditures.


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)        The Company held its Annual Meeting of Shareholders on May 14, 1996.

(b) The election of directors, appointment of independent accountants and approval of the Minnesota Power Executive Long-Term Incentive Compensation Plan and the Minnesota Power Director Long-Term Stock Incentive Plan were voted on at the Annual Meeting of Shareholders.

The results were as follows:

                                                                   Votes
                                                                Withheld or                              Broker
Directors                                  Votes For              Against          Abstentions          Nonvotes
- ---------                                  ---------              -------          -----------          --------
Merrill K. Cragun                          26,353,001             705,930               -                   -
Dennis E. Evans                            26,282,462             776,469               -                   -
D. Michael Hockett                         26,229,993             828,938               -                   -
Peter J. Johnson                           26,385,179             673,752               -                   -
Jack R. Kelly, Jr.                         26,322,548             736,383               -                   -
George L. Mayer                            26,364,365             694,566               -                   -
Paula F. McQueen                           26,371,643             687,288               -                   -
Robert S. Nickoloff                        26,292,136             766,795               -                   -
Jack I. Rajala                             26,379,143             679,788               -                   -
Edwin L. Russell                           26,363,621             695,310               -                   -
Arend J. Sandbulte                         26,325,841             733,090               -                   -
Nick Smith                                 26,327,260             731,671               -                   -
Bruce W. Stender                           26,369,095             689,836               -                   -
Donald C. Wegmiller                        26,338,697             720,234               -                   -

Independent Accountants
- -----------------------
Price Waterhouse LLP                       26,375,793             234,701             448,438               -

Minnesota Power Executive Long-Term Incentive Compensation Plan
- ---------------------------------------------------------------
                                           17,096,568           3,999,538           1,743,484           4,219,341

Minnesota Power Director Long-Term Stock Incentive Plan
- -------------------------------------------------------
                                           17,025,492           4,084,573           1,729,524           4,219,342


Item 5.    Other Information

Reference is made to the Company's 1995 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1995 Form 10-K.


Ref. Page 8. - Third Full Paragraph

On June 19, 1996 the FERC approved the proposed wholesale rates as filed. The new rates have an effective date of January 1, 1996.


Ref. Page 9. - Second Full Paragraph and Page 13. - Fourth Paragraph
Ref. 10-Q for the quarter ended March 31, 1996, Page 10. - Second Paragraph

On June 27, 1996 the Company filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the order issued by the FERC granting a new license for the Company's St. Louis River Project. On June 28, 1996 separate petitions for review were filed in the same court by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa, two intervenors in the licensing proceedings. The issues to be resolved concern the terms and conditions of the license which will govern the Company's operation and maintenance of the project.






Ref. Page 10. - Fourth Paragraph
Ref. 10-Q for the quarter ended March 31, 1996, Page 10. - Fifth Paragraph

The wholesale transmission tariff filed on April 16, 1996, in anticipation of new rules governing open access transmission for wholesale service became effective on June 16, 1996 subject to refund pending a hearing before an Administrative Law Judge and final FERC approval. The hearing is scheduled to begin on January 14, 1997. As required by Order No. 888, the Company filed with the FERC on July 9, 1996, a tariff for open access transmission service incorporating the terms and conditions of the FERC's pro forma tariff with appropriate modifications. A decision on the filing is pending.

In order to comply with the FERC's regulations and policies governing open access to electric transmission systems, the Company has initiated procedures which will result in the functional separation of the Company's operation of its transmission system from other aspects of its business as required by the FERC's Standards of Conduct implemented by Order No. 889. Compliance with Order No. 889 is required by November 1, 1996.

On July 15, 1996, the FERC accepted for filing and made effective a tariff allowing the Comapny to sell power at market-based rates. The tariff will permit the Company to respond more quickly and in a more competitive manner to requests for power from wholesale customers.

Ref. Page 13. - Table- Summary of National Pollutant Discharge Elimination System Permits

Facility                             Issue Date               Expiration Date
- --------                             ----------               ---------------
Arrowhead DC Terminal                June 17, 1996            March 31, 2001


Ref. Page 15. - Seventh Paragraph

On July 31, 1996 the FPSC voted to allow SSU approximately 61 percent of the $18.1 million rate increase requested in June 1995. The FPSC is expected to issue its final order on SSU's request on September 4, 1996.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     10 (a)    Minnesota Power Executive Long-Term Incentive Compensation Plan

     10 (b)    Minnesota Power Director Long-Term Stock Incentive Plan

         27    Financial Data Schedule

       * 99 The consolidated financial statements of ADESA Corporation for the quarter ended June 30, 1995 (filed as Item 7(a) to
               Form 8-K/A dated September 8 ,1995, File No. 1-3548).
- ----------------
* Incorporated herein by reference as indicated.

(b)  Reports on Form 8-K.

     Report on Form 8-K dated and filed June 18, 1996 with respect to Item 5. Other Events.

     Report on Form 8-K dated and filed August 2, 1996 with respect to Item 5. Other Events and Item 7. Financial Statements and Exhibits.

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




                                                Minnesota Power & Light Company
                                                -------------------------------
                                                           (Registrant)





August 9, 1996                                            D. G. Gartzke
                                                 ------------------------------
                                                          D. G. Gartzke
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer




August 9, 1996                                            Mark A. Schober
                                                  -----------------------------
                                                          Mark A. Schober
                                                       Corporate Controller