Form 10-Q
period 1996-09-30
MINNESOTA POWER & LIGHT CO
filed 1996-10-29
CIK 66756

                       Securities and Exchange Commission
                              Washington, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                       or

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
                  Yes     X      No
                       ------        ------


                           Common Stock, no par value,
                          32,571,548 shares outstanding
                            as of September 30, 1996

                         Minnesota Power & Light Company

                                      Index

                                                                          Page

Part I.  Financial Information

         Item 1.    Financial Statements

              Consolidated Balance Sheet -
                   September 30, 1996 and December 31, 1995                1

              Consolidated Statement of Income -
                   Quarter and Nine Months Ended September 30, 1996
                   and 1995                                                2

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 1996 and 1995           3

              Notes to Consolidated Financial Statements                   4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    10

Part II. Other Information

         Item 5.   Other Information                                      13

         Item 6.   Exhibits and Reports on Form 8-K                       15

Signatures                                                                16

                                   Definitions


            The following abbreviations or acronyms are used in the text.


     Abbreviation
      or Acronym                               Term
---------------------     -----------------------------------------------------
1995 Form 10-K            Minnesota Power's Annual Report on Form 10-K for
                          the Year Ended December 31, 1995
ADESA                     ADESA Corporation
Common Stock              Minnesota Power & Light Company's common stock
Company                   Minnesota Power & Light Company and its Subsidiaries
CPI                       Consolidated Papers, Inc.
DRIP                      Dividend Reinvestment and Stock Purchase Plan
ESOP                      Employee Stock Ownership Plan
FERC                      Federal Energy Regulatory Commission
FPSC                      Florida Public Service Commission
Lehigh                    Lehigh Acquisition Corporation
Minnesota Power           Minnesota Power & Light Company and its Subsidiaries
MPUC                      Minnesota Public Utilities Commission
MW                        Megawatt(s)
Orange Osceola            Orange Osceola Utilities
QUIPS                     Quarterly Income Preferred Securities
Seabrook                  Heater of Seabrook, Inc.
Square Butte              Square Butte Electric Cooperative
SSU                       Southern States Utilities, Inc.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                                             Minnesota Power
                                        Consolidated Balance Sheet
                                              In Thousands
                                                                              September 30,         December 31,
                                                                                  1996                  1995
                                                                                Unaudited              Audited
-------------------------------------------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                                                      $   796,929          $   800,477
     Water operations                                                             320,130              323,182
     Automobile auctions                                                          154,126              123,632
     Investments                                                                  240,398              201,360
                                                                              -----------          -----------
         Total plant and other assets                                           1,511,583            1,448,651
                                                                              -----------          -----------
Current Assets
     Cash and cash equivalents                                                     36,938               31,577
     Trading securities                                                            78,658               40,007
     Trade accounts receivable (less reserve of $5,276 and $3,325)                181,952              128,072
     Notes and other accounts receivable                                           21,185               12,220
     Fuel, material and supplies                                                   25,235               26,383
     Prepayments and other                                                         18,475               13,706
                                                                              -----------          -----------
         Total current assets                                                     362,443              251,965
                                                                              -----------          -----------
Deferred Charges
     Regulatory                                                                    80,171               88,631
     Other                                                                         26,495               25,037
                                                                              -----------          -----------
         Total deferred charges                                                   106,666              113,668
                                                                              -----------          -----------
Intangible Assets
     Goodwill                                                                     152,127              120,245
     Other                                                                         12,818               13,096
                                                                              -----------          -----------
         Total intangible assets                                                  164,945              133,341
                                                                              -----------          -----------
Total Assets                                                                  $ 2,145,637          $ 1,947,625
-------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value, 65,000,000 shares authorized
         32,571,548 and 31,467,650 shares outstanding                         $   389,698          $   377,684
     Unearned ESOP shares                                                         (70,129)             (72,882)
     Net unrealized gain on securities investments                                  1,640                3,206
     Cumulative translation adjustment                                               (389)                (177)
     Retained earnings                                                            280,073              276,241
                                                                              -----------          -----------
         Total common stock equity                                                600,893              584,072
     Cumulative preferred stock                                                    11,492               28,547
     Redeemable serial preferred stock                                             20,000               20,000
     Company obligated mandatorily redeemable preferred securities of subsidiary MP&L Capital I which holds solely Company Junior
         Subordinated Debentures                                                   75,000                    -
     Long-term debt                                                               638,845              639,548
                                                                              -----------          -----------
         Total capitalization                                                   1,346,230            1,272,167
                                                                              -----------          -----------
Current Liabilities
     Accounts payable                                                              88,163               68,083
     Accrued taxes                                                                 46,407               40,999
     Accrued interest and dividends                                                10,016               14,471
     Notes payable                                                                150,508               96,218
     Long-term debt due within one year                                            64,745                9,743
     Other                                                                         39,233               27,292
                                                                              -----------          -----------
         Total current liabilities                                                399,072              256,806
                                                                              -----------          -----------
Deferred Credits
     Accumulated deferred income taxes                                            164,344              164,737
     Contributions in aid of construction                                          97,478               98,167
     Regulatory                                                                    55,762               57,950
     Other                                                                         82,751               97,798
                                                                              -----------          -----------
         Total deferred credits                                                   400,335              418,652
                                                                              -----------          -----------
Total Capitalization and Liabilities                                          $ 2,145,637          $ 1,947,625
-------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of this statement.

                                                  Minnesota Power
                                        Consolidated Statement of Income
                               In Thousands Except Per Share Amounts - Unaudited


                                                                  Quarter Ended              Nine Months Ended
                                                                  September 30,                September 30,
                                                               1996           1995           1996         1995
-------------------------------------------------------------------------------------------------------------------
Operating Revenue and Income
     Electric operations                                     $ 133,480    $  131,036      $ 394,200    $ 371,486
     Water operations                                           20,848        16,678         63,124       50,093
     Automobile auctions                                        50,464        30,492        135,372       30,492
     Investments                                                10,358         7,915         33,631       28,074
                                                             ---------    ----------      ---------    ---------
         Total operating revenue and income                    215,150       186,121        626,327      480,145
                                                             ---------    ----------      ---------    ---------

Operating Expenses
     Fuel and purchased power                                   50,937        46,087        142,871      130,510
     Operations                                                 90,676        75,696        263,741      198,812
     Administrative and general                                 38,571        29,768        112,918       65,018
     Interest expense                                           16,074        13,246         44,593       35,735
                                                             ---------    ----------      ---------    ---------
         Total operating expenses                              196,258       164,797        564,123      430,075
                                                             ---------    ----------      ---------    ---------

Income (Loss) from Equity Investments                            2,832         2,339          9,441       (1,570)
                                                             ---------    ----------      ---------    ---------

Operating Income from Continuing Operations                     21,724        23,663         71,645       48,500

Income Tax Expense (Benefit)                                     2,701         7,978         17,777       (1,915)
                                                             ---------    ----------      ---------    ---------

Income from Continuing Operations                               19,023        15,685         53,868       50,415

Income from Discontinued Operations                                  -            33              -        2,874
                                                             ---------    ----------      ---------    ---------

Net Income                                                      19,023        15,718         53,868       53,289

Dividends on Preferred Stock                                       487           800          1,921        2,400

Distributions on Company Obligated Mandatorily
     Redeemable Preferred Securities of Subsidiary
     MP&L Capital I which holds solely Company Junior
     Subordinated Debentures                                     1,509             -          3,220            -
                                                             ---------    ----------      ---------    ---------

Earnings Available for Common Stock                          $  17,027    $   14,918      $  48,727    $  50,889
                                                             =========    ==========      =========    =========


Average Shares of Common Stock                                  29,428        28,512         29,091       28,443


Earnings Per Share of Common Stock
     Continuing operations                                      $  .58        $  .52         $ 1.68       $ 1.69
     Discontinued operations                                         -           .00              -          .10
                                                                ------        ------         ------       ------
         Total                                                  $  .58        $  .52         $ 1.68       $ 1.79
                                                                ======        ======         ======       ======


Dividends Per Share of Common Stock                             $  .51        $  .51         $ 1.53       $ 1.53

-------------------------------------------------------------------------------------------------------------------

                     The  accompanying notes are an integral part of this statement.

                                              Minnesota Power
                                   Consolidated Statement of Cash Flows
                                        In Thousands - Unaudited
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              1996                        1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                         $   53,868                   $  53,289
       Depreciation and amortization                                          49,310                      40,269
       Deferred income taxes                                                  (5,161)                    (28,491)
       Deferred investment tax credits                                        (1,503)                     (1,437)
       Pre-tax gain on sale of plant                                          (1,073)                          -
       Pre-tax loss on disposal of discontinued operations                         -                       1,760
       Changes in operating assets and liabilities
          excluding the effects of discontinued operations
              Trading securities                                             (38,652)                     20,127
              Notes and accounts receivable                                  (55,426)                     (6,748)
              Fuel, material and supplies                                      1,208                      (1,015)
              Accounts payable                                                12,522                      16,560
              Other current assets and liabilities                             7,986                      13,977
       Other - net                                                            17,150                      (8,388)
                                                                          ----------                   ---------
              Cash from operating activities                                  40,229                      99,903
                                                                          ----------                   ---------

Investing Activities
       Proceeds from sale of investments in securities                        32,488                      77,997
       Proceeds from sale of plant                                             5,311                           -
       Proceeds from sale of discontinued operations                               -                     107,633
       Additions to investments                                              (84,138)                    (43,405)
       Additions to plant                                                    (71,894)                    (73,053)
       Acquisition of subsidiaries - net of cash acquired                    (44,013)                   (129,083)
       Changes to other assets - net                                           5,358                        (447)
                                                                          ----------                   ---------
          Cash for investing activities                                     (156,888)                    (60,358)
                                                                          ----------                   ---------

Financing Activities
       Issuance of long-term debt                                            190,549                      18,805
       Issuance of Company obligated mandatorily
          redeemable preferred securities of MP&L Capital I - net             72,270                           -
       Issuance of common stock                                               14,271                       2,158
       Changes in notes payable                                               51,063                      10,006
       Reductions of long-term debt                                         (139,042)                     (9,074)
       Redemption of preferred stock                                         (17,568)                          -
       Dividends on preferred and common stock                               (49,523)                    (45,974)
                                                                          ----------                   ---------
          Cash from (for) financing activities                               122,020                     (24,079)
                                                                          ----------                   ---------

Change in Cash and Cash Equivalents                                            5,361                      15,466
Cash and Cash Equivalents at Beginning of Period                              31,577                      27,001
                                                                          ----------                   ---------
Cash and Cash Equivalents at End of Period                                $   36,938                   $  42,467
                                                                          ==========                   =========

Supplemental Cash Flow Information
       Cash paid during the period for
          Interest (net of capitalized)                                   $   43,164                   $  40,249
          Income taxes                                                    $   17,338                   $  20,534

-------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1995 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The income statement information for prior periods has been reclassified to reflect the way in which the Company currently reports information regarding its businesses. Financial statement information is not comparable between periods due to the purchase of 80 percent of ADESA in July 1995 and the purchase of the remaining 20 percent in 1996.


Note 1.   Business Segments
In Thousands

                                                                                           Investments
                                                                                       --------------------       Corporate
                                                Electric        Water     Automobile   Portfolio &    Real         Charges
                                Consolidated   Operations    Operations  Auctions <F1> Reinsurance   Estate        & Other
                                ------------   ----------    ----------  ------------  ------------  ------       ---------

Quarter Ended September 30, 1996
--------------------------------
Operating revenue and income     $215,150      $133,480    $ 20,848      $ 50,464       $5,334       $ 5,345      $ (321)
Operation and other expense       163,386       100,073      13,637        42,395          732         4,623<F2>   1,926
Depreciation and amortization
   expense                         16,798        10,412       3,079         3,299            -             8           -
Interest expense                   16,074         5,681       3,112         2,880            -           363       4,038
Income from equity investments      2,832             -           -             -        2,832             -           -
                                 --------      --------    --------      --------       ------       -------      -------
Operating income (loss)            21,724        17,314       1,020         1,890        7,434           351       (6,285)
Income tax expense (benefit)        2,701         6,343         292         1,158        2,202        (3,553)<F3>  (3,741)
                                 --------      --------    --------      --------       ------       -------      -------
Net income                       $ 19,023      $ 10,971    $    728      $    732       $5,232       $ 3,904      $(2,544)
                                 ========      ========    ========      ========       ======       =======      ========



Quarter Ended September 30, 1995
--------------------------------
Operating revenue and income     $186,121      $131,036    $ 16,678      $ 30,492       $3,813       $ 4,373      $  (271)
Operation and other expense       136,609        92,902      11,699        25,650          593         3,721        2,044
Depreciation and amortization
   expense                         14,942        10,089       2,502         2,291            -            60            -
Interest expense                   13,246         5,650       2,497           907            2             1        4,189
Income from equity investments      2,339             -           -             -        2,339             -            -
                                 --------      --------    --------      --------       ------       -------      -------
Operating income (loss)
   from continuing operations      23,663        22,395         (20)        1,644        5,557           591       (6,504)
Income tax expense (benefit)        7,978         9,187        (123)          856        1,468           292       (3,702)
                                 --------      --------    --------      --------       ------       -------      -------
Income (loss) from
   continuing operations           15,685      $ 13,208    $    103      $    788       $4,089       $   299      $(2,802)
                                               ========    ========      ========       ======       =======      =======
Income from
   discontinued operations             33
                                 --------
Net income                       $ 15,718
                                 ========
------------------------

<F1> Purchased  80 percent on July 1, 1995,  another 3 percent on January 31, 1996 and the  remaining 17 percent on
     August 21, 1996.
<F2> Includes $800,000 of minority interest relating to the recognition of tax benefits. (See Note 3.)
<F3> Includes $4 million of tax benefits. (See Note 3.)

In Thousands

                                                                                            Investments
                                                                                       ----------------------         Corporate
                                              Electric      Water        Automobile    Portfolio &      Real           Charges
                              Consolidated   Operations    Operations    Auctions <F1>  Reinsurance    Estate          & Other
                              ------------   ----------    ----------    ------------  ------------    ------         ---------
Nine Months Ended September 30, 1996

Operating revenue and income   $  626,327    $ 394,200     $  63,124     $135,372      $  13,939       $ 20,626       $   (934)
Operation and other expense       470,220      297,594        39,081      113,623          1,986         11,681<F2>      6,255
Depreciation and amortization
   expense                         49,310       31,424         9,286        8,554              -             46              -
Interest expense                   44,593       16,897         9,456        6,188              1            851         11,200
Income from equity investments      9,441            -             -            -          9,441              -              -
                               ----------    ---------     ---------     --------      ---------       --------       --------
Operating income (loss)            71,645       48,285         5,301        7,007         21,393          8,048        (18,389)
Income tax expense (benefit)       17,777       17,710         1,750        3,822          5,099         (1,972)<F3>    (8,632)
                               ----------    ---------     ---------     --------      ---------       --------       --------
Net income                     $   53,868    $  30,575     $   3,551     $  3,185      $  16,294       $ 10,020       $ (9,757)
                               ==========    =========     =========     ========      =========       ========       ========


Total assets                   $2,145,637    $ 980,187     $ 339,544     $479,254      $ 260,658       $ 84,202       $  1,792
Accumulated depreciation       $  661,643    $ 536,707     $ 119,272     $  5,664              -              -              -
Accumulated amortization       $    6,970            -             -     $  6,028              -       $    942              -
Construction work in progress  $   38,279    $  11,813     $  14,786     $ 11,680              -              -              -



Nine Months Ended September 30, 1995

Operating revenue and income   $  480,145    $ 371,486      $ 50,093     $ 30,492      $  16,775       $ 13,076       $ (1,777)
Operation and other expense       354,071      271,672        34,448       25,650          2,243         14,347<F2>      5,711
Depreciation and amortization
   expense                         40,269       30,225         7,573        2,291              -            180              -
Interest expense                   35,735       16,720         7,483          907              6              3         10,616
Income (loss) from
   equity investments              (1,570)           -             -            -          6,958              -         (8,528)<F4>
                               ----------    ---------     ---------     --------      ---------       --------       --------
Operating income (loss)
   from continuing operations      48,500       52,869           589        1,644         21,484         (1,454)       (26,632)
Income tax expense (benefit)       (1,915)      22,020          (170)         856          3,418        (17,131)<F3>   (10,908)
                               ----------    ---------     ---------     --------      ---------       --------       --------
Income (loss) from
   continuing operations           50,415    $  30,849     $     759     $    788      $  18,066       $ 15,677       $(15,724)
                                             =========     =========     ========      =========       ========       ========
Income from
   discontinued operations          2,874
                               ----------
Net income                     $   53,289
                               ==========


Total assets                   $1,932,822    $ 997,599     $ 308,348     $343,267      $ 229,592       $ 53,266        $    750
Accumulated depreciation       $  617,532    $ 519,862     $  96,713     $    957              -              -               -
Accumulated amortization       $    1,949            -             -     $  1,297              -       $    652               -
Construction work in progress  $   69,135    $  12,488     $  20,258     $ 36,389              -              -               -


<F1> Purchased 80 percent on July 1, 1995,  another 3 percent on January 31, 1996 and the remaining 17 percent on August 21, 1996.
<F2> Includes $1.2 and $3.7 million of minority interest relating to the recognition of tax benefits in 1996 and 1995, respectively. (See Note 3.)
<F3> Includes $6 and $18.4 million of tax benefits in 1996 and 1995, respectively. (See Note 3.)
<F4> Includes an $8.5 million pre-tax provision for exiting the equipment manufacturing business.

Note 2.   Regulatory Matters


FPSC Refund Order in Connection with 1993 Rate Case. On August 14, 1996 the FPSC ordered SSU to refund about $10 million, including interest, to certain customers who had paid more to SSU under a uniform rate structure than they would have paid under a stand-alone rate structure during the period September 1993 to January 1996. In so ruling, the FPSC determined that a February 1996 decision of the Florida Supreme Court in GTE Florida v. FPSC did not render a refund requirement unlawful independent of an offsetting surcharge. SSU believes that the GTE Florida decision substantiates SSU's claim that it would be unlawful for the FPSC to order a refund to certain customers who paid more under uniform rates without also permitting SSU to recover the refund amount from remaining customers who paid less. SSU has recorded no provision for refund. On September 3, 1996 SSU appealed the FPSC's order to the First District Court of Appeals. A decision on this appeal is anticipated in early 1998.

SSU's 1995 Rate Case. SSU implemented new water and wastewater rates on September 20, 1996 that will result in an annualized increase of approximately $11.1 million in revenue. SSU requested an $18.1 million rate increase in June 1995. Approved interim rates of $7.9 million on an annualized basis have been in effect since January 23, 1996. Though a final order has not yet been issued by the FPSC, SSU anticipates that it will appeal certain aspects of the FPSC decision.

Note 3.   Income Tax Expense

                                                                     Quarter Ended               Nine Months Ended
                                                                     September 30,                 September 30,
Schedule of Income Tax Expense (Benefit)                           1996         1995            1996         1995
-------------------------------------------------------------------------------------------------------------------
In Thousands
Charged to continuing operations
     Current tax
       Federal                                                   $ 5,560      $ 4,904         $18,452       $ 8,272
       Foreign                                                       408          428             853         1,153
       State                                                       1,041        2,448           5,136         3,842
                                                                 -------      -------         -------       -------
                                                                   7,009        7,780          24,441        13,267
                                                                 -------      -------         -------       -------
     Deferred tax
       Federal                                                       176        1,200           1,307         4,724
       State                                                         179         (590)           (468)          (69)
                                                                 -------      -------         -------       -------
                                                                     355          610             839         4,655
                                                                 -------      -------         -------       -------

     Change in valuation allowance                                (4,000)           -          (6,000)      (18,400)
                                                                 -------      -------         -------       -------

     Deferred tax credits                                           (663)        (412)         (1,503)       (1,437)
                                                                 -------      -------         -------       -------
         Income tax - continuing operations                        2,701        7,978          17,777        (1,915)
                                                                 -------      -------         -------       -------

Charged to discontinued operations
     Current tax
       Federal                                                         -            -               -        13,396
       State                                                           -            -               -         4,192
                                                                 -------      -------         -------       -------
                                                                       -            -               -        17,588
                                                                 -------      -------         -------       -------
     Deferred tax
       Federal                                                         -            -               -       (11,851)
       State                                                           -            -               -        (2,895)
                                                                 -------      -------         -------       -------
                                                                       -            -               -       (14,746)
                                                                 -------      -------         -------       -------

         Income tax - discontinued operations                          -            -               -         2,842
                                                                 -------      -------         -------       -------
Total income tax expense                                         $ 2,701      $ 7,978         $17,777       $   927
                                                                 =======      =======         =======       =======

In March 1995 based on the results of a project which analyzed the economic feasibility of realizing future tax benefits available to the Company, the board of directors of Lehigh directed the management of Lehigh to dispose of Lehigh's assets in a manner that would maximize utilization of tax benefits. Based on this directive, Lehigh recognized $18.4 million of income in the first quarter of 1995 by reducing the valuation reserve which offsets deferred tax assets. In May 1996 an additional $2 million of income was recognized and in September 1996 $4 million of income was recognized based on a management review of the appropriateness of the valuation reserve. Additional unrealized net deferred tax assets of $2.2 million resulting from the original purchase of Lehigh are included on the Company's balance sheet. These assets are fully offset by the deferred tax asset valuation allowance because under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," it is currently "more likely than not" that the value of these assets will not be realized. Management reviews the appropriateness of the valuation allowance quarterly.

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

Note 5.   Preferred Stock

On May 13, 1996 Minnesota Power redeemed all of the 170,000 outstanding shares of its Serial Preferred Stock, $7.36 Series. The redemption price was $103.34 per share plus accrued and unpaid dividends in the amount of $.86 per share. Proceeds from the QUIPS financing in March 1996 were used to redeem the shares.

Note 6.   Mandatorily Redeemable Preferred Securities of MP&L Capital I

MP&L Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities). On March 20, 1996 the Trust publicly issued three million 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust, indirectly resulting in net proceeds to the Company of $72.3 million. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.05 percent of the liquidation preference value of $25 per security. The Company is the owner of all the common trust securities, which constitute approximately 3 percent of the aggregate liquidation amount of all the Trust Securities. The sole asset of the Trust is $77.5 million of 8.05% Junior Subordinated Debentures, Series A, Due 2015 (Subordinated Debentures) issued by the Company, interest on which is deductible by the Company for income tax purposes. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.

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

Note 8.   Common Stock

Shareholder Rights Plan. On July 24, 1996 the Board of Directors of the Company adopted a rights plan (Rights Plan) pursuant to which it declared a dividend distribution of one preferred share purchase right (Right) for each outstanding share of Common Stock to shareholders of record at the close of business on July 24, 1996 (the Record Date) and authorized the issuance of one Right with respect to each share of Common Stock that becomes outstanding between the Record Date and July 23, 2006, or such earlier time as the Rights are redeemed.

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

The Rights are nonvoting and expire on July 23, 2006, unless redeemed by the Company at a price of $.01 per Right at any time prior to the time a person becomes an Acquiring Person. The Board of Directors has authorized the reservation of one million shares of Junior Serial Preferred Stock A for issuance under the Rights Plan in the event of exercise of the Rights.

Stock  Option and Award  Plans.  In May 1996  Company  shareholders  approved an
Executive Long-Term Incentive Compensation Plan (the Executive Plan) and a Director Long-Term Stock Incentive Plan (the Director Plan), both effective January 1, 1996.

The Executive Plan allows for the grant of up to 2.1 million shares of Common Stock to key employees of the Company. Such grants may be in the form of stock options and other awards, including stock appreciation rights, restricted stock, performance units and performance shares. In January 1996 the Company granted non-qualified stock options to purchase 132,542 shares of Common Stock and granted 176,616 performance shares. Additionally, 24,000 restricted shares of Common Stock were granted, with the restriction expiring over a four-year period. Pursuant to the Director Plan each nonemployee director receives an annual grant of 725 stock options and a biennial grant of performance shares equal to $10,000 in value of Common Stock on the date of grant. The Director Plan provides for the grant of up to 150,000 shares of Common Stock.

The exercise price for stock options is equal to the market value of the Common Stock on the date of a grant. Stock options may be exercised 50 percent on the first anniversary date of the grant and the remaining 50 percent on the second anniversary, and expire on the tenth anniversary. Grants of performance shares are earned over multi-year time periods upon the achievement of performance objectives.

The Company has elected to recognize compensation cost for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of the grant. Compensation cost is recognized over the vesting periods for performance and restricted share awards based on the market value of the underlying shares of stock.

Note 9. Acquisitions

Minority Interest in ADESA. On August 21, 1996 the Company acquired the remaining 17 percent ownership interest of ADESA from the ADESA management shareholders. The acquisition of ADESA has been accounted for as a purchase. Acquired goodwill and other intangible assets associated with this acquisition are being amortized on a straight line basis over periods not exceeding 40 years. The acquisition was funded from proceeds received from the issuance of commercial paper.

Auto Auctions in Texas. On September 30, 1996 Minnesota Power exchanged 473,006 shares of Common Stock for all the outstanding shares of common stock of Alamo Auto Auction, Inc. and Alamo Auto Auction Houston, Inc. The Common Stock was issued by the Company and delivered to the sellers in a private placement transaction that has been accounted for as a pooling of interests. The two new auto auction businesses are located in San Antonio and Houston, Texas. The San Antonio site is on 48 acres and has five auction lanes. The Houston site is on 9 acres, has two auction lanes and recently commenced operations. Given the relatively small size of the transaction, the prior period consolidated financial statements have not been restated and separate results of operations are not presented.

Note 10. Discontinued Operations

On June 30, 1995 Minnesota Power sold its interest in the paper and pulp business. The financial results of the paper and pulp business, including the loss on disposition, have been accounted for as discontinued operations.

                                                                 Quarter Ended              Nine Months Ended
                                                                 September 30,                September 30,
Summary of Discontinued Operations                            1996         1995            1996           1995
-------------------------------------------------------------------------------------------------------------------
In Thousands

      Operating revenue and income                              -                            -         $ 44,324
                                                                                                       ========

      Equity in earnings                                        -                            -         $  7,496
                                                                                                       ========

      Income from operations                                    -                            -         $  7,476
      Income tax expense                                        -                            -            3,117
                                                                                                       --------
                                                                -                            -            4,359
                                                                                                       --------

      Loss on disposal                                          -          $  33             -           (1,760)
      Income tax benefit                                        -              -             -              275
                                                                           -----                       --------
                                                                -             33             -           (1,485)
                                                                           -----                       --------

      Income from discontinued operations                       -          $  33             -         $  2,874
                                                                           =====                       ========

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

Earnings per share of common stock for the quarter ended September 30, 1996 were 58 cents compared to 52 cents for the quarter ended September 30, 1995. Higher earnings in 1996 were attributed primarily to the performance of the Company's portfolio and real estate investments offset in part by a decrease in earnings from electric operations.

Earnings per share of common stock for the nine months ended September 30, 1996 were $1.68 compared to $1.79 for the nine months ended September 30, 1995. Although 1996 includes increased earnings from water operations, a gain resulting from the sale of certain water operations, the inclusion of automobile auctions and improvement in real estate operations (excluding the recognition of tax benefits), higher earnings in 1995 were attributed to the 52 cent per share recognition of tax benefits associated with real estate operations offset in part by an 18 cent per share provision associated with exiting the truck-mounted lifting equipment business. The sale of the Company's paper and pulp business was included in 1995 as discontinued operations.

                                                                  Quarter Ended               Nine Months Ended
                                                                  September 30,                 September 30,
Earnings Per Share                                           1996             1995          1996            1995
-------------------------------------------------------------------------------------------------------------------
         Continuing Operations

              Electric Operations                           $ .36            $.44         $  1.00            $1.03

              Water Operations                                .02             .01             .12              .03

              Automobile Auctions                             .03             .03             .11              .03

              Investments
                  Portfolio and reinsurance                   .18             .15             .56              .64
                  Real estate                                 .14             .01             .35              .55
                                                            -----            ----         -------            -----
                                                              .32             .16             .91             1.19

              Corporate Charges and Other                    (.15)           (.12)           (.46)            (.59)
                                                            -----            ----         -------           ------

         Total Continuing Operations                          .58             .52            1.68             1.69

         Discontinued Operations                                -             .00               -              .10
                                                            -----            ----         -------           ------

         Total Earnings Per Share                           $ .58            $.52         $  1.68           $ 1.79
                                                            =====            ====         =======           ======


Results of Operations

Comparison of the Quarters Ended September 30, 1996 and 1995.

Electric Operations. Operating revenue and income from electric operations were higher in 1996 compared to 1995. Total kilowatthour sales increased 13 percent due to the Company's marketing of energy to other power suppliers.

Revenue from electric sales to taconite customers accounted for 32 percent of electric operating revenue in 1996 compared to 34 percent in 1995. Electric sales to paper and other wood-products companies accounted for 11 percent of electric operating revenue in 1996 and 12 percent in 1995. Sales to other power suppliers accounted for 17 percent of electric operating revenue in 1996 compared to 13 percent in 1995.

Although revenue from electric operations was higher, earnings for the quarter ended September 30, 1996 were lower reflecting efforts in preparing for and meeting the more competitive challenges of today's electric utility industry. New industrial rates were lower on average while expenses associated with marketing new products and improving customer service were higher. Also, the average revenue per kilowatthour sold to other power suppliers was lower in 1996 due to cooler summer weather compared to 1995 and more competitive wholesale pricing. Additionally, 1996 expenses include three months of amortization associated with the 1995 early retirement plan compared to two months in 1995.

Water Operations. Operating revenue and income from water operations were higher in 1996 due to increased sales and higher rates. SSU added 17,000 new water and wastewater customers as a result of the December 1995 purchase of the assets of Orange Osceola in Florida. On September 20, 1996 SSU implemented new water and wastewater rates that will result in an annualized increase of approximately $11.1 million in revenue. Approved interim rates of $7.9 million on an annualized basis have been in effect since January 23, 1996. Operating costs also increased in 1996 due to the additional customers from the purchase of Orange Osceola.

Automobile Auctions. Higher operating revenue and income from ADESA in 1996 is attributed to 32,000 more cars being sold. Many of these cars received ancillary services, such as transportation, reconditioning, and bodywork. Also, three additional auction sites were purchased during the quarter. Operating expenses include significant start-up costs at two other new locations added in 1996, relocation costs for three existing auction operations and additional costs associated with reorganization following the purchase of the remaining minority interest in ADESA from ADESA's management shareholders.

Investments.
   - Securities Portfolio and Reinsurance. The Company's securities portfolio and reinsurance performed well in 1996. Even though the average portfolio balance has been smaller because a portion of the portfolio was sold in 1995 to fund the purchase of ADESA, a favorable market has helped achieve good returns.

   - Real Estate Operations. Land sales increased due to additional property available for sale following the acquisition of Palm Coast in April 1996. In addition, the recognition of $4 million of tax benefits at Lehigh contributed to a strong quarter for the Company's real estate business in 1996.

Comparison of the Nine Months Ended September 30, 1996 and 1995.

Electric Operations. Operating revenue and income from electric operations were higher in 1996 compared to 1995 due to a 19 percent increase in total kilowatthour sales. The increase in sales is attributed primarily to the Company's marketing of energy to other power suppliers as well as extreme winter weather in 1996 compared to the milder winter in 1995.

Revenue from electric sales to taconite customers accounted for 32 percent of electric operating revenue in 1996 compared to 35 percent in 1995. Electric sales to paper and other wood-products companies accounted for 11 percent of electric operating revenue in 1996 and 13 percent in 1995. Sales to other power suppliers accounted for 14 percent of electric operating revenue in 1996 compared to 9 percent in 1995.

Revenue from sales of electricity was up in 1996, but provided lower margins due to the cooler summer weather in 1996 and more competitive wholesale pricing. Square Butte, one of Minnesota Power's low priced sources of energy, produced 34 percent more energy in 1996, while in 1995 it was down for scheduled maintenance. Costs associated with the early retirement offering in mid-1995 are being amortized over three years. Expenses in 1996 included nine months of amortization, while 1995 included only two months. Scheduled maintenance expenses were higher in 1996.

Water Operations. Operating revenue and income from water operations were higher in 1996 due to the $1.1 million pre-tax gain from the sale of Seabrook's assets in South Carolina, the addition of 17,000 new water and wastewater customers as a result of the December 1995 purchase of the assets of Orange Osceola in Florida, and SSU's implementation of a $7.9 million interim rate increase effective January 23, 1996. Operating costs also increased in 1996 due to the additional customers from the purchase of Orange Osceola.

Automobile Auctions. Automobile auction operations were profitable despite severe winter weather on the east coast which limited auction sales in January 1996. Operating revenue and income has been strong in 1996 as a result of increased ancillary services, such as transportation, reconditioning, and bodywork. New auctions began operations at Jacksonville, Florida and Newark, New Jersey in 1996. Start-up costs associated with these new sites have had a negative impact on profitability of this segment and are expected to continue having such an impact on results through 1996. ADESA's wholly owned subsidiary, Automotive Finance Corporation, continues to grow and contribute to results. Collectively, the other auction sites have performed well in 1996.

Consolidated operating expenses in 1996 are significantly higher due to the inclusion of ADESA's operations following its purchase by the Company in July 1995.

Investments.
   - Securities Portfolio and Reinsurance. The Company's securities portfolio and reinsurance performed well in 1996. Even though the average portfolio balance has been smaller because a portion of the portfolio was sold in 1995 to fund the purchase of ADESA, a favorable market has helped achieve good returns.

   - Real Estate Operations. Revenue in 1996 includes $3.7 million from the sale of Lehigh's joint venture in a resort and golf course. Based on a management quarterly review of the appropriateness of the valuation reserve which offsets deferred tax assets, Lehigh recognized $6 million of tax benefits in 1996 and $18.4 million of tax benefits in 1995. The Company's portion of the tax benefits reflected as net income was $4.8 million in 1996 and $14.7 million in 1995.

Corporate Charges and Other. In March 1995 the Company recorded a $5 million provision, lowering earnings per share by 18 cents, in anticipation of exiting the truck-mounted lifting equipment business.

Discontinued Operations. Income from discontinued operations in 1995 reflects the operating results of the paper and pulp business which was sold in June 1995.

Liquidity and Financial Position

Reference is made to the Consolidated Statement of Cash Flows for the nine months ended September 30, 1996 and 1995, for purposes of the following discussion. Automobile auction operations are included as of July 1995.

Cash Flow Activities. Cash from operating activities was affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In August 1996, commercial paper was also used to finance the purchase of the minority interest of ADESA. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 5 million original issue shares of common stock are available for issuance through the DRIP.

MP&L Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities. On March 20, 1996 the Trust publicly issued three million 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust, indirectly resulting in net proceeds to the Company of $72.3 million. The net proceeds to the Company were used to retire approximately $56 million of commercial paper and approximately $17 million were used to redeem all of the outstanding shares of the Company's Serial Preferred Stock, $7.36 Series, on May 13, 1996.

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

On September 30, 1996 Minnesota Power exchanged 473,006 shares of Common Stock for all the outstanding shares of common stock of Alamo Auto Auction, Inc. and Alamo Auto Auction Houston, Inc. The Common Stock was issued by the Company and delivered to the sellers in a private placement transaction that has been accounted for as a pooling of interests.

Capital Requirements. Consolidated capital expenditures for the nine months ended September 30, 1996 totaled $77 million. These expenditures include $27 million for electric operations, $14 million for water operations and $36 million for automobile auction operations. Internally generated funds were the primary source for funding electric and water operation expenditures. ADESA issued long-term debt to finance its capital expenditures.

PART II.   OTHER INFORMATION

Item 5.    Other Information

Reference is made to the Company's 1995 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1995 Form 10-K.

Ref. Page 4 and 5. - Table-Contract Status for Minnesota Power Large Power Customers

Potlatch - Brainerd and Potlatch - Cloquet (Potlatch) combined into a new contract their previously separate contracts and extended the contract period through 2002. The new contract has contract demand of 28.5 MW (22 MW contract and 6.5 MW incremental demand) from July 1996 through October 1997, 16 MW (11.9 MW contract and 4.1 MW incremental demand) through December 2000 and 10 MW through December 2002. The contract also provides for economy energy, incremental production service and replacement firm power service. The MPUC approved this contract on September 26, 1996.

Ref. Page 9. - Second Full Paragraph and Page 13. - Fourth Paragraph
Ref. 10-Q for the quarter ended March 31, 1996, Page 10. - Second Paragraph Ref. 10-Q for the quarter ended June 30, 1996, Page 14. - Third Paragraph

On June 27, 1996 the Company filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the order issued by the FERC granting a new license for the Company's St. Louis River Project. On June 28, 1996 separate petitions for review were filed in the same court by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa, two intervenors in the licensing proceedings. The issues to be resolved concern the terms and conditions of the license which will govern the Company's operation and maintenance of the project. By an order issued on July 3, 1996 the court consolidated the three petitions for review. On October 16, 1996 the Company filed with the court an unopposed motion for a procedural schedule pursuant to which the briefing of the issues would be completed on May 17, 1997.

Ref. Page 10. - Fourth Paragraph
Ref. 10-Q for the quarter ended March 31, 1996, Page 10. - Fifth Paragraph Ref. 10-Q for the quarter ended June 30, 1996, Page 14. - Fourth Paragraph

The wholesale transmission tariff filed on April 16, 1996, in anticipation of new rules governing open access transmission for wholesale service, became effective on June 16, 1996, subject to refund pending a hearing before an Administrative Law Judge and final FERC approval. A hearing previously scheduled for January 14, 1997 has been deferred pending discussions which could resolve some or all of the issues in the proceeding. As required by Order No. 888, the Company filed with the FERC on July 9, 1996 a tariff for open access transmission service incorporating the terms and conditions of the FERC's pro forma tariff with appropriate modifications. In further compliance with Order No. 888, the Company also filed with the FERC information setting forth separately the rates for power sales and transmission services which are bundled together in the rate schedules and tariffs for wholesale customers taking requirements service from the Company. On October 16, 1996 the FERC accepted the informational filing.

                        ---------------------------------


Statement under the Private Securities Litigation Reform Act of 1995
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), Minnesota Power is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in "forward-looking statements" (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussion as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "outlook,") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company made by or on behalf of the Company.

The Company  cautions  that the following  important  factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

All such factors are difficult to predict, contain uncertainties which may materially affect results, and are beyond the control of the Company.


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

         27    Financial Data Schedule


(b)  Reports on Form 8-K.

     Report on Form 8-K dated and filed August 2, 1996 with respect to Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report on Form 8-K dated and filed August 23, 1996 with respect to Item 5. Other Events.

     Report on Form 8-K dated September 5, 1996 and filed September 6, 1996 with respect to Item 4. Changes in Registrant's Certifying Accountant and Item
     7. Financial Statements and Exhibits.

     Report on Form 8-K dated and filed October 3, 1996 with respect to Item 5. Other Events.

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




                                           Minnesota Power & Light Company
                                           -------------------------------
                                                   (Registrant)





October 29, 1996                                 D. G. Gartzke
                                           -------------------------------
                                                 D. G. Gartzke
                                           Senior Vice President - Finance
                                              and Chief Financial Officer




October 29, 1996                                 Mark A. Schober
                                           -------------------------------
                                                 Mark A. Schober
                                              Corporate Controller