Form 10-Q/A
period 1994-09-30
MINNESOTA POWER & LIGHT CO
filed 1996-12-20
CIK 66756

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



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



                           Common Stock, no par value,
                          31,240,178 shares outstanding
                             as of October 31, 1994

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits

        27    Financial Data Schedule

        Due to reclassifications made for the discontinuance of the paper and pulp business as of June 30, 1995 and changes in the way in which Minnesota Power & Light Company (Company) currently reports information regarding its businesses, the Company's financial data schedule for the period ended September 30, 1994 has been restated as follows:

         [RESTATED]
         [GROSS-OPERATING-REVENUE]                              420,156
         [INCOME-TAX-EXPENSE]                                    11,500
         [OTHER-OPERATING-EXPENSES]                             342,964
         [TOTAL-OPERATING-EXPENSES]                             376,398
         [OPERATING-INCOME-LOSS]                                 48,054
         [OTHER-INCOME-NET]                                       5,279  <F1>
         [INCOME-BEFORE-INTEREST-EXPEN]                          70,971
         [TOTAL-INTEREST-EXPENSE]                                33,434
         [TOTAL-INTEREST-ON-BONDS]                                    0
         [EPS-DILUTED]                                             1.25

<F1> Includes Income from Equity Investments and Income from Discontinued
     Operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Minnesota Power & Light Company
                                             ---------------------------------
                                                       (Registrant)





December 20, 1996                                    D. G. Gartzke
                                             ---------------------------------
                                                     D. G. Gartzke
                                             Senior Vice President - Finance
                                               and Chief Financial Officer





December 20, 1996                                    Mark A. Schober
                                             ---------------------------------
                                                     Mark A. Schober
                                                   Corporate Controller