Form 10-Q/A
period 1995-03-31
MINNESOTA POWER & LIGHT CO
filed 1996-12-20
CIK 66756

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

(a)     Exhibits

        27    Financial Data Schedule

        Due to reclassifications made for the discontinuance of the paper and pulp business as of June 30, 1995, Minnesota Power & Light Company's financial data schedule for the period ended March 31, 1995 has been restated as follows:

         [RESTATED]
         [GROSS-OPERATING-REVENUE]                              146,686
         [INCOME-TAX-EXPENSE]                                   (15,401) <F1>
         [OTHER-OPERATING-EXPENSES]                             120,911
         [TOTAL-OPERATING-EXPENSES]                             132,011
         [OPERATING-INCOME-LOSS]                                  8,404
         [OTHER-INCOME-NET]                                      (4,619) <F2>
         [INCOME-BEFORE-INTEREST-EXPEN]                          36,557
         [TOTAL-INTEREST-EXPENSE]                                11,100
         [TOTAL-INTEREST-ON-BONDS]                                    0


<F1> Includes tax benefits related to Lehigh Acquisition Corporation,  Minnesota
     Power's real estate company.

<F2> Includes Loss from Equity Investments and Income from Discontinued
     Operations.

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