Form 10-Q/A
period 1996-03-31
MINNESOTA POWER & LIGHT CO
filed 1997-01-22
CIK 66756

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

-------------------------------------------------------------------------------
     This Amendment No. 1 to Minnesota Power & Light Company's (Company) Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Form 10-Q) is being filed to reflect a reclassification of distributions on Company obligated mandatorily redeemable preferred securities of subsidiary MP&L Capital
I. This Amendment No. 1 includes only those portions of the Form 10-Q which have been changed as a result of such reclassification.
-------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
                               Minnesota Power
                          Consolidated Balance Sheet
                                In Thousands
                                                      March 31,     December 31,
                                                        1996           1995
                                                      Unaudited       Audited
--------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                            $   802,417     $   800,477
     Water operations                                   316,807         323,182
     Automobile auctions                                134,043         123,632
     Investments                                        196,279         201,360
                                                    -----------     -----------
         Total plant and other assets                 1,449,546       1,448,651
                                                    -----------     -----------
Current Assets
     Cash and cash equivalents                           60,270          31,577
     Trading securities                                  45,955          40,007
     Trade accounts receivable (less reserve
       of $3,716 and $3,325)                            173,207         128,072
     Notes and other accounts receivable                 18,172          12,220
     Fuel, material and supplies                         22,799          26,383
     Prepayments and other                               14,213          13,706
                                                    -----------     -----------
         Total current assets                           334,616         251,965
                                                    -----------     -----------
Deferred Charges
     Regulatory                                          82,946          88,631
     Other                                               26,438          25,037
                                                    -----------     -----------
         Total deferred charges                         109,384         113,668
                                                    -----------     -----------
Intangible Assets
     Goodwill                                           121,124         120,245
     Other                                               13,038          13,096
                                                    -----------     -----------
         Total intangible assets                        134,162         133,341
                                                    -----------     -----------
Total Assets                                        $ 2,027,708     $ 1,947,625
--------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value,
         65,000,000 shares authorized
         31,647,679 and 31,467,650
         shares outstanding                         $   379,925     $   377,684
     Unearned ESOP shares                               (71,964)        (72,882)
     Net unrealized gain on securities
        investments                                         819           3,206
     Cumulative translation adjustment                     (191)           (177)
     Retained earnings                                  278,665         276,241
                                                    -----------     -----------
         Total common stock equity                      587,254         584,072
     Cumulative preferred stock                          28,547          28,547
     Redeemable serial preferred stock                   20,000          20,000
     Company obligated mandatorily
        redeemable preferred securities
        of subsidiary MP&L Capital I which
        holds solely Company Junior Subordinated
        Debentures                                       75,000               -
     Long-term debt                                     576,362         639,548
                                                    -----------     -----------
         Total capitalization                         1,287,163       1,272,167
                                                    -----------     -----------
Current Liabilities
     Accounts payable                                   101,615          68,083
     Accrued taxes                                       62,334          40,999
     Accrued interest and dividends                       9,744          14,471
     Notes payable                                       45,096          96,218
     Long-term debt due within one year                  68,821           9,743
     Other                                               35,470          27,292
                                                    -----------     -----------
         Total current liabilities                      323,080         256,806
                                                    -----------     -----------
Deferred Credits
     Accumulated deferred income taxes                  162,532         164,737
     Contributions in aid of construction                96,467          98,167
     Regulatory                                          57,221          57,950
     Other                                              101,245          97,798
                                                    -----------     -----------
         Total deferred credits                         417,465         418,652
                                                    -----------     -----------
Total Capitalization and Liabilities                $ 2,027,708     $ 1,947,625
--------------------------------------------------------------------------------

         The accompanying notes are an integral part of this statement.

                              Minnesota Power
                      Consolidated Statement of Income
               In Thousands Except Per Share Amounts - Unaudited



                                                           Quarter Ended
                                                             March 31,
                                                       1996              1995
--------------------------------------------------------------------------------

Operating Revenue and Income
       Electric operations                         $   131,501     $   120,754
       Water operations                                 19,227          15,600
       Automobile auctions                              39,693               -
       Investments                                      12,255          10,332
                                                   -----------     -----------
           Total operating revenue and income          202,676         146,686
                                                   -----------     -----------


Operating Expenses
       Fuel and purchased power                         43,643          40,310
       Operations                                       86,030          62,142
       Administrative and general                       33,792          18,459
       Interest expense                                 14,160          11,100
                                                   -----------     -----------
           Total operating expenses                    177,625         132,011
                                                   -----------     -----------


Income (Loss) from Equity Investments                    3,777          (6,271)
                                                   -----------     -----------

Operating Income from Continuing Operations             28,828           8,404

Distributions on Redeemable Preferred
    Securities of Subsidiary                               201               -

Income Tax Expense (Benefit)                            10,324         (15,401)
                                                   -----------     -----------

Income from Continuing Operations                       18,303          23,805

Income from Discontinued Operations                          -           1,652
                                                   -----------     -----------

Net Income                                              18,303          25,457

Dividends on Preferred Stock                               800             800
                                                   -----------     -----------

Earnings Available for Common Stock                $    17,503     $    24,657
                                                   ===========     ===========


Average Shares of Common Stock                          28,786          28,368


Earnings Per Share of Common Stock
       Continuing operations                             $ .61           $ .81
       Discontinued operations                               -             .06
                                                         -----           -----
           Total                                         $ .61           $ .87
                                                         =====           =====


Dividends Per Share of Common Stock                      $ .51           $ .51

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of this statement.

                                   Minnesota Power
                         Consolidated Statement of Cash Flows
                             In Thousands - Unaudited

                                                           Quarter Ended
                                                              March 31,
                                                           1996           1995
--------------------------------------------------------------------------------

Operating Activities
       Net income                                       $  18,303      $ 25,457
       Depreciation and amortization                       16,216        13,766
       Deferred income taxes                                 (742)      (17,415)
       Deferred investment tax credits                       (623)         (620)
       Pre-tax gain on sale of plant                       (1,073)            -
       Changes in operating assets and liabilities
          Trading securities                               (5,948)        2,336
          Notes and accounts receivable                   (45,776)        8,763
          Fuel, material and supplies                       3,584        (1,613)
          Accounts payable                                 33,532        (7,052)
          Other current assets and liabilities             24,279        16,104
       Other - net                                          5,342         3,698
                                                        ---------      --------
              Cash from operating activities               47,094        43,424
                                                        ---------      --------


Investing Activities
       Proceeds from sale of investments in
          securities                                        7,849        26,466
       Additions to investments                            (4,449)      (20,042)
       Additions to plant                                 (25,427)      (17,027)
       Changes to other assets - net                          250         1,035
                                                        ---------      --------
              Cash for investing activities               (21,777)       (9,568)
                                                        ---------      --------


Financing Activities
       Issuance of common stock                             4,546           829
       Issuance of long-term debt                          77,108           305
       Issuance of Company obligated mandatorily
          redeemable preferred securities of
          subsidiary MP&L Capital I - net                  72,638             -
       Changes in notes payable                           (53,821)      (23,931)
       Reductions of long-term debt                       (81,217)         (989)
       Dividends on preferred and common stock            (15,878)      (15,720)
                                                        ---------      --------
              Cash from (for) financing activities          3,376       (39,506)
                                                        ---------      --------


Change in Cash and Cash Equivalents                        28,693        (5,650)
Cash and Cash Equivalents at Beginning of Period           31,577        27,001
                                                        ---------      --------
Cash and Cash Equivalents at End of Period              $  60,270      $ 21,351
                                                        =========      ========



Supplemental Cash Flow Information
       Cash paid during the period for
              Interest (net of capitalized)             $  17,781      $ 16,616
              Income taxes                              $   2,844      $    982


--------------------------------------------------------------------------------

       The accompanying notes are an integral part of this statement.

Note 1.   Business Segments
In Thousands

                                                                                               Investments
                                                                                          ----------------------      Corporate
                                                 Electric       Water       Automobile    Portfolio &     Real         Charges
                                Consolidated    Operations    Operations   Auctions <F1>  Reinsurance    Estate        & Other
                                ------------    -----------   ----------   ------------   -----------    ------       ----------

Quarter Ended March 31, 1996
----------------------------
Operating revenue and income     $  202,676      $  131,501   $   19,227    $   39,693   $    3,869   $    8,676      $    (290)
Operation and other expense         147,249          95,307       11,518        34,202          523        3,213          2,486
Depreciation and amortization
   expense                           16,216          10,499        3,137         2,550            -           30              -
Interest expense                     14,160           5,674        3,190         1,291            1            2          4,002
Income from equity investments        3,777               -            -             -        3,777            -              -
                                 ----------      ----------   ----------    ----------   ----------   ----------      ---------
Operating income
   from continuing operations        28,828          20,021        1,382         1,650        7,122        5,431         (6,778)
Distributions on redeemable
   preferred securities of
   subsidiary                           201              77            -             -            -            -            124
Income tax expense (benefit)         10,324           7,742          449           662        2,322        2,363         (3,214)
                                 ----------      ----------   ----------    ----------   ----------   ----------      ---------
Net income                       $   18,303      $   12,202   $      933    $      988   $    4,800   $    3,068      $  (3,688)
                                 ==========      ==========   ==========    ==========   ==========   ==========      =========

Total assets                     $2,027,708      $  990,018   $  340,312    $  429,604   $  210,973   $   55,225      $   1,576
Accumulated depreciation         $  631,694      $  518,311   $  110,536    $    2,847            -            -              -
Accumulated amortization         $    4,195               -            -    $    3,398            -   $      797              -
Construction work in progress    $   55,491      $   27,715            -    $   27,776            -            -              -


Quarter Ended March 31, 1995
----------------------------
Operating revenue and income     $  146,686      $  120,754   $   15,600             -   $    6,739   $    4,265      $    (672)
Operation and other expense         108,310          87,037       11,055             -          935        7,134<F3>      2,149
Depreciation and amortization
   expense                           12,601          10,021        2,520             -            -           60              -
Interest expense                     11,100           5,497        2,463             -            2            2          3,136
Income (loss) from
   equity investments                (6,271)              -            -             -        2,257            -         (8,528)<F2>
                                 ----------      ----------   ----------                 ----------   ----------      ---------
Operating income (loss)
   from continuing operations         8,404          18,199         (438)            -        8,059       (2,931)       (14,485)
Income tax expense (benefit)        (15,401)          7,782         (395)            -        1,775      (18,015)<F4>    (6,548)
                                 ----------      ----------   ----------                 ----------   ----------      ---------
Income (loss) from
   continuing operations             23,805      $   10,417   $      (43)            -   $    6,284   $   15,084      $  (7,937)
                                                 ==========   ==========                 ==========   ==========      =========
Income from
   discontinued operations            1,652
                                 ----------
Net income                       $   25,457
                                 ==========

Total assets                     $1,786,626<F5>  $  992,699   $  310,776             -   $  274,383   $   34,443      $     362
Accumulated depreciation         $  598,644<F6>  $  501,545   $   91,334             -            -            -              -
Accumulated amortization         $      507             -              -             -            -   $      507              -
Construction work in progress    $   37,155      $   30,432   $    6,723             -            -            -              -


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




                                       Minnesota Power & Light Company
                                       -------------------------------
                                                 (Registrant)





January 22, 1997                               D. G. Gartzke
                                       -------------------------------
                                               D. G. Gartzke
                                       Senior Vice President - Finance
                                          and Chief Financial Officer




January 22, 1997                               Mark A. Schober
                                       -------------------------------
                                               Mark A. Schober
                                             Corporate Controller