Form 10-Q/A
period 1996-06-30
MINNESOTA POWER & LIGHT CO
filed 1997-01-22
CIK 66756

                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q/A
                                  Amendment No.1

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

-------------------------------------------------------------------------------
     This Amendment No. 1 to Minnesota Power & Light Company's (Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (Form 10-Q) is being filed to reflect a reclassification of distributions on Company obligated mandatorily redeemable preferred securities of subsidiary MP&L Capital I. This Amendment No. 1 includes only those portions of the Form 10-Q which have been changed as a result of such reclassification.
-------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                                                  Minnesota Power
                                            Consolidated Balance Sheet
                                                   In Thousands

                                                                                June 30,            December 31,
                                                                                  1996                  1995
                                                                                Unaudited              Audited
-------------------------------------------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                                                      $   799,091          $   800,477
     Water operations                                                             319,331              323,182
     Automobile auctions                                                          140,257              123,632
     Investments                                                                  227,056              201,360
                                                                              -----------          -----------
         Total plant and other assets                                           1,485,735            1,448,651
                                                                              -----------          -----------
Current Assets
     Cash and cash equivalents                                                     63,432               31,577
     Trading securities                                                            76,319               40,007
     Trade accounts receivable (less reserve of $4,088 and $3,325)                171,700              128,072
     Notes and other accounts receivable                                           22,309               12,220
     Fuel, material and supplies                                                   25,911               26,383
     Prepayments and other                                                         16,910               13,706
                                                                              -----------          -----------
         Total current assets                                                     376,581              251,965
                                                                              -----------          -----------
Deferred Charges
     Regulatory                                                                    82,178               88,631
     Other                                                                         26,703               25,037
                                                                              -----------          -----------
         Total deferred charges                                                   108,881              113,668
                                                                              -----------          -----------
Intangible Assets
     Goodwill                                                                     124,122              120,245
     Other                                                                         12,712               13,096
                                                                              -----------          -----------
         Total intangible assets                                                  136,834              133,341
                                                                              -----------          -----------
Total Assets                                                                  $ 2,108,031          $ 1,947,625
-------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value, 65,000,000 shares authorized
         31,917,569 and 31,467,650 shares outstanding                         $   384,286          $   377,684
     Unearned ESOP shares                                                         (71,047)             (72,882)
     Net unrealized gain on securities investments                                  1,165                3,206
     Cumulative translation adjustment                                               (401)                (177)
     Retained earnings                                                            277,744              276,241
                                                                              -----------          -----------
         Total common stock equity                                                591,747              584,072
     Cumulative preferred stock                                                    11,492               28,547
     Redeemable serial preferred stock                                             20,000               20,000
     Company obligated mandatorily redeemable preferred securities of subsidiary MP&L Capital I which holds solely Company Junior
         Subordinated Debentures                                                   75,000                    -
     Long-term debt                                                               653,039              639,548
                                                                              -----------          -----------
         Total capitalization                                                   1,351,278            1,272,167
                                                                              -----------          -----------
Current Liabilities
     Accounts payable                                                              92,366               68,083
     Accrued taxes                                                                 39,386               40,999
     Accrued interest and dividends                                                16,136               14,471
     Notes payable                                                                 89,330               96,218
     Long-term debt due within one year                                            70,060                9,743
     Other                                                                         27,155               27,292
                                                                              -----------          -----------
         Total current liabilities                                                334,433              256,806
                                                                              -----------          -----------
Deferred Credits
     Accumulated deferred income taxes                                            164,994              164,737
     Contributions in aid of construction                                          97,468               98,167
     Regulatory                                                                    56,491               57,950
     Other                                                                        103,367               97,798
                                                                              -----------          -----------
         Total deferred credits                                                   422,320              418,652
                                                                              -----------          -----------
Total Capitalization and Liabilities                                          $ 2,108,031          $ 1,947,625
-------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of this statement.


                                                  Minnesota Power
                                         Consolidated Statement of Income
                                 In Thousands Except Per Share Amounts - Unaudited

                                                                  Quarter Ended             Six Months Ended
                                                                     June 30,                    June 30,
                                                               1996           1995           1996         1995
-------------------------------------------------------------------------------------------------------------------
Operating Revenue and Income
     Electric operations                                     $ 129,219    $  119,694      $ 260,718    $ 240,448
     Water operations                                           23,050        17,814         42,277       33,416
     Automobile auctions                                        45,215             -         84,908            -
     Investments                                                11,019         9,828         23,275       20,160
                                                             ---------    ----------      ---------    ---------
         Total operating revenue and income                    208,503       147,336        411,178      294,024
                                                             ---------    ----------      ---------    ---------

Operating Expenses
     Fuel and purchased power                                   48,291        44,113         91,934       84,422
     Operations                                                 87,034        60,975        173,063      123,117
     Administrative and general                                 40,559        16,790         74,350       35,252
     Interest expense                                           14,357        11,388         28,517       22,489
                                                             ---------    ----------      ---------    ---------
         Total operating expenses                              190,241       133,266        367,864      265,280
                                                             ---------    ----------      ---------    ---------

Income (Loss) from Equity Investments                            2,832         2,361          6,609       (3,909)
                                                             ---------    ----------      ---------    ---------

Operating Income from Continuing Operations                     21,094        16,431         49,923       24,835

Distributions on Redeemable Preferred
  Securities of Subsidiary                                       1,509             -          1,711            -

Income Tax Expense (Benefit)                                     4,753         5,508         15,077       (9,893)
                                                             ---------    ----------      ---------    ---------

Income from Continuing Operations                               14,832        10,923         33,135       34,728

Income from Discontinued Operations                                  -         1,190              -        2,842
                                                             ---------    ----------      ---------    ---------

Net Income                                                      14,832        12,113         33,135       37,570

Dividends on Preferred Stock                                       634           800          1,434        1,600
                                                             ---------    ----------      ---------    ---------

Earnings Available for Common Stock                          $  14,198    $   11,313      $  31,701    $  35,970
                                                             =========    ==========      =========    =========


Average Shares of Common Stock                                  29,053        28,446         28,919       28,409


Earnings Per Share of Common Stock
     Continuing operations                                       $ .49         $ .35         $ 1.10        $1.17
     Discontinued operations                                         -           .05              -          .10
                                                                 -----         -----         ------        -----
         Total                                                   $ .49         $ .40         $ 1.10        $1.27
                                                                 =====         =====         ======        =====


Dividends Per Share of Common Stock                              $ .51         $ .51         $ 1.02        $1.02


-------------------------------------------------------------------------------------------------------------------

                             The  accompanying  notes are an integral  part of this statement.

                                                  Minnesota Power
                                       Consolidated Statement of Cash Flows
                                             In Thousands - Unaudited

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              1996                        1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                         $   33,135                   $  37,570
       Depreciation and amortization                                          32,511                      27,575
       Deferred income taxes                                                  (1,515)                    (29,101)
       Deferred investment tax credits                                          (839)                     (1,024)
       Pre-tax gain on sale of plant                                          (1,073)                          -
       Pre-tax loss on disposal of discontinued operations                         -                       1,793
       Changes in operating assets and liabilities
          excluding the effects of discontinued operations
              Trading securities                                             (36,312)                     18,013
              Notes and accounts receivable                                  (53,488)                      8,646
              Fuel, material and supplies                                        531                      (2,090)
              Accounts payable                                                24,201                      (1,325)
              Other current assets and liabilities                            (3,460)                      8,221
       Other - net                                                            12,429                      (2,514)
                                                                          ----------                   ---------
              Cash from operating activities                                   6,120                      65,764
                                                                          ----------                   ---------

Investing Activities
       Proceeds from sale of investments in securities                        14,640                      94,162
       Proceeds from sale of plant                                             5,311                           -
       Proceeds from sale of discontinued operations                               -                     106,115
       Funds held by trustee for ADESA acquisition                                 -                    (161,810)
       Additions to investments                                              (51,921)                    (65,996)
       Additions to plant                                                    (45,427)                    (40,906)
       Changes to other assets - net                                           6,443                       2,777
                                                                          ----------                   ---------
              Cash for investing activities                                  (70,954)                    (65,658)
                                                                          ----------                   ---------

Financing Activities
       Issuance of long-term debt                                            190,134                       9,000
       Issuance of Company obligated mandatorily
          redeemable preferred securities of subsidiary
          MP&L Capital I - net                                                72,270                           -
       Issuance of common stock                                                9,015                       1,467
       Changes in notes payable                                               (9,588)                    124,372
       Reductions of long-term debt                                         (116,455)                     (2,217)
       Redemption of preferred stock                                         (17,568)                          -
       Dividends on preferred and common stock                               (31,119)                    (30,846)
                                                                          ----------                   ---------
              Cash from financing activities                                  96,689                     101,776
                                                                          ----------                   ---------

Change in Cash and Cash Equivalents                                           31,855                     101,882
Cash and Cash Equivalents at Beginning of Period                              31,577                      27,001
                                                                          ----------                   ---------
Cash and Cash Equivalents at End of Period                                $   63,432                   $ 128,883
                                                                          ==========                   =========

Supplemental Cash Flow Information
       Cash paid during the period for
              Interest (net of capitalized)                               $   24,930                   $  22,481
              Income taxes                                                $   17,182                   $  11,893

-------------------------------------------------------------------------------------------------------------------

                  The  accompanying  notes are an integral  part of this statement.

                                      -4-

Note 1.   Business Segments
In Thousands

                                                                                                Investments
                                                                                          ---------------------       Corporate
                                                   Electric      Water       Automobile   Portfolio &     Real         Charges
                                   Consolidated   Operations    Operations  Auctions<F1>  Reinsurance    Estate        & Other
                                   ------------   ----------    ----------  ------------  -----------   --------      ---------
Quarter Ended June 30, 1996
---------------------------
Operating revenue and income          $208,503      $129,219    $ 23,050      $ 45,215       $4,736     $  6,605       $  (322)
Operation and other expense            159,589       102,218      13,926        37,026          731        3,845         1,843
Depreciation and amortization
   expense                              16,295        10,512       3,070         2,705            -            8             -
Interest expense                        14,357         5,537       3,057         2,017            -          486         3,260
Income from equity investments           2,832             -           -             -        2,832            -             -
                                      --------      --------    --------      --------       ------     --------       -------
Operating income (loss)                 21,094        10,952       2,997         3,467        6,837        2,266        (5,425)
Distributions on redeemable
   preferred securities of
   subsidiary                            1,509           403           -             -            -            -         1,106
Income tax expense (benefit)             4,753         3,593       1,010         2,002          928         (782)       (1,998)
                                      --------      --------    --------      --------       ------     --------       -------
Net income                            $ 14,832      $  6,956    $  1,987      $  1,465       $5,909     $  3,048       $(4,533)
                                      ========      ========    ========      ========       ======     ========       =======



Quarter Ended June 30, 1995
---------------------------
Operating revenue and income          $147,336      $119,694    $ 17,814             -       $6,223     $  4,438       $  (833)
Operation and other expense            109,152        91,128      11,692             -        1,322        3,492         1,518
Depreciation and amortization
   expense                              12,726        10,115       2,551             -            -           60             -
Interest expense                        11,388         5,573       2,534             -            1            -         3,280
Income from equity investments           2,361             -           -             -        2,361            -             -
                                      --------      --------    --------                     ------     --------       -------
Operating income (loss)
   from continuing operations           16,431        12,878       1,037             -        7,261          886        (5,631)
Income tax expense (benefit)             5,508         5,014         348             -          488          592          (934)
                                      --------      --------    --------                     ------     --------       -------
Income (loss) from
   continuing operations                10,923      $  7,864    $    689             -       $6,773     $    294       $(4,697)
                                                    ========    ========                     ======     ========       =======
Income from
   discontinued operations               1,190
                                      --------
Net income                            $ 12,113
                                      ========

------------------------------

<F1> Purchased July 1, 1995.

                                      -5-

In Thousands


                                                                                                Investments
                                                                                          ----------------------      Corporate
                                                   Electric      Water       Automobile   Portfolio &     Real         Charges
                                   Consolidated   Operations    Operations  Auctions <F1> Reinsurance    Estate        & Other
                                   ------------   ----------    ----------  ------------  -----------   --------      ---------
Six Months Ended June 30, 1996
------------------------------
Operating revenue and income        $  411,178    $ 260,718    $  42,277      $ 84,908    $   8,605     $ 15,281      $   (611)
Operation and other expense            306,836      197,523       25,444        71,228        1,254        7,058         4,329
Depreciation and amortization
   expense                              32,511       21,011        6,207         5,255            -           38             -
Interest expense                        28,517       11,212        6,344         3,308            1          488         7,164
Income from equity investments           6,609            -            -             -        6,609            -             -
                                    ----------    ---------    ---------      --------    ---------     --------      --------
Operating income (loss)                 49,923       30,972        4,282         5,117       13,959        7,697       (12,104)
Distributions on redeemable
   preferred securities of
   subsidiary                            1,711          480            -             -            -            -         1,231
Income tax expense (benefit)            15,077       11,367        1,459         2,664        2,897        1,581        (4,891)
                                    ----------    ---------    ---------      --------    ---------     --------      --------
Net income                          $   33,135    $  19,125    $   2,823      $  2,453    $  11,062     $  6,116      $ (8,444)
                                    ==========    =========    =========      ========    =========     ========      ========


Total assets                        $2,108,031    $ 983,971    $ 341,792      $453,561    $ 244,526     $ 82,516      $  1,665
Accumulated depreciation            $  646,609    $ 527,425    $ 115,162      $  4,022            -            -             -
Accumulated amortization            $    5,819            -            -      $  4,949            -     $    870             -
Construction work in progress       $   55,559    $  13,769    $  17,816      $ 23,974            -            -             -



Six Months Ended June 30, 1995
------------------------------
Operating revenue and income        $  294,024    $ 240,448     $ 33,416             -    $  12,962     $  8,703      $ (1,505)
Operation and other expense            217,464      178,165       22,749             -        2,257       10,626<F2>     3,667
Depreciation and amortization
   expense                              25,327       20,136        5,071             -            -          120             -
Interest expense                        22,489       11,070        4,986             -            4            2         6,427
Income (loss) from
   equity investments                   (3,909)           -            -             -        4,619            -        (8,528)<F3>
                                    ----------    ---------    ---------                  ---------     --------      --------
Operating income (loss)
   from continuing operations           24,835       31,077          610             -       15,320       (2,045)      (20,127)
Income tax expense (benefit)            (9,893)      12,833          (47)            -        1,950      (17,423)<F4>   (7,206)
                                    ----------    ---------    ---------                  ---------     --------      --------
Income (loss) from
   continuing operations                34,728    $  18,244    $     657             -    $  13,370     $ 15,378      $(12,921)
                                                  =========    =========                  =========     ========      ========
Income from
   discontinued operations               2,842
                                    ----------
Net income                          $   37,570
                                    ==========

Total assets                        $1,872,156    $ 993,127    $ 325,348             -    $ 518,702     $ 34,181      $    798
Accumulated depreciation            $  604,884    $ 510,170    $  94,714             -            -            -             -
Accumulated amortization            $      580            -            -             -            -     $    580             -
Construction work in progress       $   22,672    $   9,943    $  12,729             -            -            -             -


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




                                                Minnesota Power & Light Company
                                                -------------------------------
                                                           (Registrant)





January 22, 1997                                          D. G. Gartzke
                                                 ------------------------------
                                                          D. G. Gartzke
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer




January 22, 1997                                          Mark A. Schober
                                                  -----------------------------
                                                          Mark A. Schober
                                                       Corporate Controller