Form 10-Q/A
period 1996-09-30
MINNESOTA POWER & LIGHT CO
filed 1997-01-22
CIK 66756

                       Securities and Exchange Commission
                              Washington, DC 20549



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

-------------------------------------------------------------------------------
     This Amendment No. 1 to Minnesota Power & Light Company's (Company) Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Form 10-Q) is being filed to reflect a reclassification of distributions on Company obligated mandatorily redeemable preferred securities of subsidiary MP&L Captial I. This Amendment No. 1 includes only those portions of the Form 10-Q which have been changed as a result of such reclassification.
-------------------------------------------------------------------------------


                                                  Minnesota Power
                                        Consolidated Statement of Income
                               In Thousands Except Per Share Amounts - Unaudited


                                                                  Quarter Ended              Nine Months Ended
                                                                  September 30,                September 30,
                                                               1996           1995           1996         1995
-------------------------------------------------------------------------------------------------------------------
Operating Revenue and Income
     Electric operations                                     $ 133,480    $  131,036      $ 394,200    $ 371,486
     Water operations                                           20,848        16,678         63,124       50,093
     Automobile auctions                                        50,464        30,492        135,372       30,492
     Investments                                                10,358         7,915         33,631       28,074
                                                             ---------    ----------      ---------    ---------
         Total operating revenue and income                    215,150       186,121        626,327      480,145
                                                             ---------    ----------      ---------    ---------

Operating Expenses
     Fuel and purchased power                                   50,937        46,087        142,871      130,510
     Operations                                                 90,676        75,696        263,741      198,812
     Administrative and general                                 38,571        29,768        112,918       65,018
     Interest expense                                           16,074        13,246         44,593       35,735
                                                             ---------    ----------      ---------    ---------
         Total operating expenses                              196,258       164,797        564,123      430,075
                                                             ---------    ----------      ---------    ---------

Income (Loss) from Equity Investments                            2,832         2,339          9,441       (1,570)
                                                             ---------    ----------      ---------    ---------

Operating Income from Continuing Operations                     21,724        23,663         71,645       48,500

Distributions on Redeemable Preferred
   Securities of Subsidiary                                      1,509             -          3,220            -

Income Tax Expense (Benefit)                                     2,701         7,978         17,777       (1,915)
                                                             ---------    ----------      ---------    ---------

Income from Continuing Operations                               17,514        15,685         50,648       50,415

Income from Discontinued Operations                                  -            33              -        2,874
                                                             ---------    ----------      ---------    ---------

Net Income                                                      17,514        15,718         50,648       53,289

Dividends on Preferred Stock                                       487           800          1,921        2,400
                                                             ---------    ----------      ---------    ---------

Earnings Available for Common Stock                          $  17,027    $   14,918      $  48,727    $  50,889
                                                             =========    ==========      =========    =========


Average Shares of Common Stock                                  29,428        28,512         29,091       28,443


Earnings Per Share of Common Stock
     Continuing operations                                      $  .58        $  .52         $ 1.68       $ 1.69
     Discontinued operations                                         -           .00              -          .10
                                                                ------        ------         ------       ------
         Total                                                  $  .58        $  .52         $ 1.68       $ 1.79
                                                                ======        ======         ======       ======


Dividends Per Share of Common Stock                             $  .51        $  .51         $ 1.53       $ 1.53

-------------------------------------------------------------------------------------------------------------------

                     The  accompanying notes are an integral part of this statement.


                                              Minnesota Power
                                   Consolidated Statement of Cash Flows
                                        In Thousands - Unaudited
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              1996                        1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                         $   50,648                   $  53,289
       Depreciation and amortization                                          49,310                      40,269
       Deferred income taxes                                                  (5,161)                    (28,491)
       Deferred investment tax credits                                        (1,503)                     (1,437)
       Pre-tax gain on sale of plant                                          (1,073)                          -
       Pre-tax loss on disposal of discontinued operations                         -                       1,760
       Changes in operating assets and liabilities
          excluding the effects of discontinued operations
              Trading securities                                             (38,652)                     20,127
              Notes and accounts receivable                                  (55,426)                     (6,748)
              Fuel, material and supplies                                      1,208                      (1,015)
              Accounts payable                                                12,522                      16,560
              Other current assets and liabilities                             7,986                      13,977
       Other - net                                                            17,150                      (8,388)
                                                                          ----------                   ---------
              Cash from operating activities                                  37,009                      99,903
                                                                          ----------                   ---------

Investing Activities
       Proceeds from sale of investments in securities                        32,488                      77,997
       Proceeds from sale of plant                                             5,311                           -
       Proceeds from sale of discontinued operations                               -                     107,633
       Additions to investments                                              (84,138)                    (43,405)
       Additions to plant                                                    (71,894)                    (73,053)
       Acquisition of subsidiaries - net of cash acquired                    (44,013)                   (129,083)
       Changes to other assets - net                                           5,358                        (447)
                                                                          ----------                   ---------
          Cash for investing activities                                     (156,888)                    (60,358)
                                                                          ----------                   ---------

Financing Activities
       Issuance of long-term debt                                            190,549                      18,805
       Issuance of Company obligated mandatorily
          redeemable preferred securities of subsidiary
          MP&L Capital I - net                                                72,270                           -
       Issuance of common stock                                               14,271                       2,158
       Changes in notes payable                                               51,063                      10,006
       Reductions of long-term debt                                         (139,042)                     (9,074)
       Redemption of preferred stock                                         (17,568)                          -
       Dividends on preferred and common stock                               (46,303)                    (45,974)
                                                                          ----------                   ---------
          Cash from (for) financing activities                               125,240                     (24,079)
                                                                          ----------                   ---------

Change in Cash and Cash Equivalents                                            5,361                      15,466
Cash and Cash Equivalents at Beginning of Period                              31,577                      27,001
                                                                          ----------                   ---------
Cash and Cash Equivalents at End of Period                                $   36,938                   $  42,467
                                                                          ==========                   =========

Supplemental Cash Flow Information
       Cash paid during the period for
          Interest (net of capitalized)                                   $   43,164                   $  40,249
          Income taxes                                                    $   17,338                   $  20,534

-------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of this statement.

                                        -3-

Note 1.   Business Segments
In Thousands

                                                                                           Investments
                                                                                       --------------------       Corporate
                                                Electric        Water     Automobile   Portfolio &    Real         Charges
                                Consolidated   Operations    Operations  Auctions <F1> Reinsurance   Estate        & Other
                                ------------   ----------    ----------  ------------  ------------  ------       ---------

Quarter Ended September 30, 1996
--------------------------------
Operating revenue and income     $215,150      $133,480    $ 20,848      $ 50,464       $5,334       $ 5,345      $ (321)
Operation and other expense       163,386       100,073      13,637        42,395          732         4,623<F2>   1,926
Depreciation and amortization
   expense                         16,798        10,412       3,079         3,299            -             8           -
Interest expense                   16,074         5,681       3,112         2,880            -           363       4,038
Income from equity investments      2,832             -           -             -        2,832             -           -
                                 --------      --------    --------      --------       ------       -------      -------
Operating income (loss)            21,724        17,314       1,020         1,890        7,434           351       (6,285)
Distributions on redeemable
   preferred securities of
   subsidiary                       1,509           424           -             -            -             -        1,085
Income tax expense (benefit)        2,701         6,343         292         1,158        2,202        (3,553)<F3>  (3,741)
                                 --------      --------    --------      --------       ------       -------      -------
Net income                       $ 17,514      $ 10,547    $    728      $    732       $5,232       $ 3,904      $(3,629)
                                 ========      ========    ========      ========       ======       =======      ========



Quarter Ended September 30, 1995
--------------------------------
Operating revenue and income     $186,121      $131,036    $ 16,678      $ 30,492       $3,813       $ 4,373      $  (271)
Operation and other expense       136,609        92,902      11,699        25,650          593         3,721        2,044
Depreciation and amortization
   expense                         14,942        10,089       2,502         2,291            -            60            -
Interest expense                   13,246         5,650       2,497           907            2             1        4,189
Income from equity investments      2,339             -           -             -        2,339             -            -
                                 --------      --------    --------      --------       ------       -------      -------
Operating income (loss)
   from continuing operations      23,663        22,395         (20)        1,644        5,557           591       (6,504)
Income tax expense (benefit)        7,978         9,187        (123)          856        1,468           292       (3,702)
                                 --------      --------    --------      --------       ------       -------      -------
Income (loss) from
   continuing operations           15,685      $ 13,208    $    103      $    788       $4,089       $   299      $(2,802)
                                               ========    ========      ========       ======       =======      =======
Income from
   discontinued operations             33
                                 --------
Net income                       $ 15,718
                                 ========
------------------------

<F1> Purchased  80 percent on July 1, 1995,  another 3 percent on January 31, 1996 and the  remaining 17 percent on
     August 21, 1996.
<F2> Includes $800,000 of minority interest relating to the recognition of tax benefits. (See Note 3.)
<F3> Includes $4 million of tax benefits. (See Note 3.)

                                                   -4-

In Thousands

                                                                                            Investments
                                                                                       ----------------------         Corporate
                                              Electric      Water        Automobile    Portfolio &      Real           Charges
                              Consolidated   Operations    Operations    Auctions <F1>  Reinsurance    Estate          & Other
                              ------------   ----------    ----------    ------------  ------------    ------         ---------
Nine Months Ended September 30, 1996

Operating revenue and income   $  626,327    $ 394,200     $  63,124     $135,372      $  13,939       $ 20,626       $   (934)
Operation and other expense       470,220      297,594        39,081      113,623          1,986         11,681<F2>      6,255
Depreciation and amortization
   expense                         49,310       31,424         9,286        8,554              -             46              -
Interest expense                   44,593       16,897         9,456        6,188              1            851         11,200
Income from equity investments      9,441            -             -            -          9,441              -              -
                               ----------    ---------     ---------     --------      ---------       --------       --------
Operating income (loss)            71,645       48,285         5,301        7,007         21,393          8,048        (18,389)
Distributions on redeemable
   preferred securities of
   subsidiary                       3,220          904             -            -              -              -          2,316
Income tax expense (benefit)       17,777       17,710         1,750        3,822          5,099         (1,972)<F3>    (8,632)
                               ----------    ---------     ---------     --------      ---------       --------       --------
Net income                     $   50,648    $  29,671     $   3,551     $  3,185      $  16,294       $ 10,020       $(12,073)
                               ==========    =========     =========     ========      =========       ========       ========


Total assets                   $2,145,637    $ 980,187     $ 339,544     $479,254      $ 260,658       $ 84,202       $  1,792
Accumulated depreciation       $  661,643    $ 536,707     $ 119,272     $  5,664              -              -              -
Accumulated amortization       $    6,970            -             -     $  6,028              -       $    942              -
Construction work in progress  $   38,279    $  11,813     $  14,786     $ 11,680              -              -              -



Nine Months Ended September 30, 1995

Operating revenue and income   $  480,145    $ 371,486      $ 50,093     $ 30,492      $  16,775       $ 13,076       $ (1,777)
Operation and other expense       354,071      271,672        34,448       25,650          2,243         14,347<F2>      5,711
Depreciation and amortization
   expense                         40,269       30,225         7,573        2,291              -            180              -
Interest expense                   35,735       16,720         7,483          907              6              3         10,616
Income (loss) from
   equity investments              (1,570)           -             -            -          6,958              -         (8,528)<F4>
                               ----------    ---------     ---------     --------      ---------       --------       --------
Operating income (loss)
   from continuing operations      48,500       52,869           589        1,644         21,484         (1,454)       (26,632)
Income tax expense (benefit)       (1,915)      22,020          (170)         856          3,418        (17,131)<F3>   (10,908)
                               ----------    ---------     ---------     --------      ---------       --------       --------
Income (loss) from
   continuing operations           50,415    $  30,849     $     759     $    788      $  18,066       $ 15,677       $(15,724)
                                             =========     =========     ========      =========       ========       ========
Income from
   discontinued operations          2,874
                               ----------
Net income                     $   53,289
                               ==========


Total assets                   $1,932,822    $ 997,599     $ 308,348     $343,267      $ 229,592       $ 53,266        $    750
Accumulated depreciation       $  617,532    $ 519,862     $  96,713     $    957              -              -               -
Accumulated amortization       $    1,949            -             -     $  1,297              -       $    652               -
Construction work in progress  $   69,135    $  12,488     $  20,258     $ 36,389              -              -               -

-----------------------

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