Form 10-K405
period 1996-12-31
MINNESOTA POWER & LIGHT CO
filed 1997-03-28
CIK 66756

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1996

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

         Yes      /X/      No       / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by nonaffiliates on March 3, 1997, was $969,116,933.

     As of March 3, 1997, there were 32,934,958 shares of Minnesota Power & Light Company Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Minnesota Power 1996 Annual Report are incorporated by reference in Part II, Items 7 and 8, and portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                      Index

                                                                          Page
PART I
Item 1.  Business                                                           1
         Electric Operations                                                2
              Electric Sales                                                3
              Purchased Power                                               5
              Capacity Sales                                                5
              Fuel                                                          6
              Regulatory Issues                                             6
              Capital Expenditure Program                                   8
              Competition                                                   8
              Franchises                                                    9
              Environmental Matters                                        10
         Water Services                                                    13
              Regulatory Issues                                            13
              Capital Expenditure Program                                  15
              Competition                                                  15
              Franchises                                                   15
              Environmental Matters                                        15
         Automotive Services                                               16
              Capital Expenditure Program                                  16
              Competition                                                  17
              Environmental Matters                                        17
         Investments                                                       18
              Environmental Matters                                        18
         Executive Officers of the Registrant                              19
Item 2.  Properties                                                        21
Item 3.  Legal Proceedings                                                 23
Item 4.  Submission of Matters to a Vote of Security Holders               23

PART II
Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters                                             24
Item 6.  Selected Financial Data                                           25
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             25
Item 8.  Financial Statements and Supplementary Data                       25
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              25

PART III
Item 10.  Directors and Executive Officers of the Registrant               26
Item 11.  Executive Compensation                                           26
Item 12.  Security Ownership of Certain Beneficial Owners and Management   26
Item 13.  Certain Relationships and Related Transactions                   26

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  27

SIGNATURES                                                                 34

                                   Definitions

          The following abbreviations or acronyms are used in the text.

  Abbreviation or Acronyms                           Term
--------------------------            ----------------------------------------
ADESA                                 ADESA Corporation
AFC                                   Automotive Finance Corporation
BNI Coal                              BNI Coal, Ltd.
Boise                                 Boise Cascade Corp.
Boswell                               Boswell Energy Center
Capital Re                            Capital Re Corporation
CIP                                   Conservation Improvement Program
CPI                                   Consolidated Papers, Inc.
Company                               Minnesota Power & Light Company and its
                                        Subsidiaries
DOJ                                   United States Department of Justice
Duluth                                City of Duluth, Minnesota
Energy Policy Act                     National Energy Policy Act of 1992
EPA                                   Environmental Protection Agency
FERC                                  Federal Energy Regulatory Commission
FDEP                                  Florida Department of Environmental
                                        Protection
Florida Water                         Florida Water Services Corporation
FPSC                                  Florida Public Service Commission
Heater                                Heater Utilities, Inc.
Hibbard                               M.L. Hibbard Station
ISI                                   Instrumentation Services, Inc.
Laskin                                Laskin Energy Center
Lehigh                                Lehigh Acquisition Corporation
MAPP                                  Mid-Continent Area Power Pool
MBtu                                  Million British thermal units
Minnesota Power                       Minnesota Power & Light Company and its
                                        Subsidiaries
Minnkota Power                        Minnkota Power Cooperative, Inc.
MPCA                                  Minnesota Pollution Control Agency
MPUC                                  Minnesota Public Utilities Commission
MW                                    Megawatt(s)
MWh                                   Megawatthour
NCUC                                  North Carolina Utilities Commission
Note_                                 Note __  to the consolidated financial
                                        statements in the Minnesota Power 1996
                                        Annual Report
NPDES                                 National Pollutant Discharge Elimination
                                        System
PSCW                                  Public Service Commission of Wisconsin
Rainy River                           Rainy River Energy Corporation
Reach All                             Reach All Partnership
SCPSC                                 South Carolina Public Service Commission
Seabrook                              Heater of Seabrook, Inc.
Square Butte                          Square Butte Electric Cooperative
SWL&P                                 Superior Water, Light and Power Company
Synertec                              Synertec, Incorporated
WPPI                                  Wisconsin Public Power, Inc. SYSTEM

                              SAFE HARBOR STATEMENT
                                    UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this annual report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

         Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the FERC, the MPUC, the FPSC, the NCUC, the SCPSC and the PSCW, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation, and construction of plant facilities, recovery of purchased power, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs); (ii) economic and geographic factors including political and economic risks; (iii) changes in and compliance with environmental and safety laws and policies; (iv) weather conditions; (v) population growth rates and demographic patterns; (vi) competition for retail and wholesale customers; (vii) pricing and transportation of commodities; (viii) market demand, including structural market changes; (ix) changes in tax rates or policies or in rates of inflation; (x) changes in project costs; (xi) unanticipated changes in operating expenses and capital expenditures; (xii) capital market conditions; (xiii) competition for new energy development opportunities; and (xiv) legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

         Any forward-looking statements speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

                                     PART I

Item 1.  Business.

         Minnesota Power is an operating public utility incorporated under the laws of the State of Minnesota in 1906. Its principal executive office is at 30 West Superior Street, Duluth, Minnesota, 55802; and its telephone number is
(218) 722-2641. Minnesota Power has operations in four business segments: (1) electric operations, which include electric and gas services, and coal mining;
(2) water services, which include water and wastewater services; (3) automotive services, which include auctions, a finance company and an auto transport company; and (4) investments, which include a securities portfolio, a 21 percent equity investment in a financial guaranty reinsurance company and real estate operations. As of December 31, 1996, the Company and its subsidiaries had approximately 6,500 employees.

                                                                             Year Ended December 31,
Summary of Earnings Per Share <F1>                               1996               1995                1994
-------------------------------------------------------------------------------------------------------------------
Consolidated Earnings Per Share
     Continuing Operations                                      $2.28               $2.06               $1.99
     Discontinued Operations <F2>                                   -                 .10                 .07
                                                                -----               -----               -----
       Total                                                    $2.28               $2.16               $2.06
                                                                =====               =====               =====

Percentage of Earnings by Business Segment
     Continuing Operations
       Electric Operations                                         58%                 63%                 66%
       Water Services                                               8                  (2)                 23
       Automotive Services                                          6                   0                   -
       Investments                                                 57                  67                  40
       Corporate Charges and Other <F3>                           (29)                (33)                (33)
     Discontinued Operations <F2>                                   -                   5                   4
                                                                  ---                 ---                 ---
                                                                  100%                100%                100%
                                                                  ===                 ===                 ===
-------------------------

<F1>   Financial statement information may not be comparable between periods due to the purchase of 80 percent of ADESA on July 1, 1995, another 3 percent on January 3, 1996, and the remaining 17 percent on August 21, 1996.

<F2>   On June 30,  1995,  the Company  sold the  interest in its paper and pulp business to CPI for $118 million in cash, plus CPI's assumption of certain debt and lease obligations. The Company is still committed to a maximum guarantee of $95 million to ensure a portion of a $33.4 million annual lease obligation for paper mill equipment under an operating lease extending to 2012. CPI has agreed to indemnify the Company for any payments the Company may make as a result of the Company's obligation relating to this operating lease.

<F3>   Includes  the  financial  results  for  Reach All and  general  corporate expenses not allocable to a specific business segment.


       Since 1983 Minnesota Power has been diversifying to reduce its reliance on electricity sales to Minnesota's taconite industry and to gain additional earnings growth potential. Acquisitions have been a primary means of diversification. During 1996 the Company purchased the remaining 20 percent minority interest in ADESA, the third largest automobile auction business in the United States, making ADESA a wholly owned subsidiary of the Company. Additionally, the Company acquired five auction businesses to complement and expand its automotive services segment. In April 1996 the Company acquired Palm Coast real estate in Florida adding significantly to its inventory of commercial and residential properties. Water services expanded during 1996 with the acquisition of ISI, a predictive maintenance business that serves the water industry. During 1997 the Company plans to complete the purchase of a small water utility in North Carolina and continues to consider other acquisitions that would complement its businesses, expand its services and contribute to earnings growth.

       For a detailed discussion of results of operations and trends, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Minnesota Power 1996 Annual Report. For business segment information, see Note 1.

       The information contained or incorporated by reference in this annual report on Form 10-K reflects a categorization of the Company's business which is different from the categorization used in the annual report on Form 10-K for 1995. Financial data from prior years has been reclassified in this annual report on Form 10-K to present comparable data in all periods.

                               Electric Operations

       Electric operations generate, transmit, distribute and market electricity. In addition, electric operations include coal mining, engineering, construction and maintenance services, and economic development projects within the Company's service area.

       - Minnesota Power provides electricity in a 26,000 square mile electric service territory located in northeastern Minnesota. As of December 31, 1996, Minnesota Power was supplying retail electric service to 121,000 customers in 153 cities, towns and communities, and outlying rural areas. The largest city served is Duluth with a population of 85,000 based on the 1990 census. Wholesale electric service for resale is supplied to 13 municipal distribution systems, one private utility and SWL&P.

          MPEX is an expansion of the Company's inter-utility marketing group which has been a buyer and seller of capacity and energy for 25 years in the wholesale power market. It was formally established in early 1996 as a new division of Minnesota Power. The customers of MPEX are other power suppliers in the Midwest and Canada. MPEX contracts to provide hourly energy scheduling and power trading services.

       - Superior Water, Light and Power Company sells electricity and natural gas, and provides water service in northwestern Wisconsin. As of December 31, 1996, SWL&P served 14,000 electric customers, 11,000 natural gas customers and 10,000 water customers.

       - Minnesota Power Enterprises, Inc., a subsidiary of Minnesota Power, was created in 1996 to facilitate the development of the non-regulated services of electric operations. Subsidiaries of Minnesota Power
          Enterprises, Inc. include BNI Coal, Synertec, Rainy River, Upper Minnesota Properties, Inc. and Minnesota Power Services Group, Inc.

           - BNI Coal owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite coal under coal supply agreements extending to 2027. Under an agreement with Square Butte, Minnesota Power purchases 71 percent of the output from the Square Butte unit which is capable of generating up to 470 MW. Minnkota Power has an option to extend its coal supply agreement to 2042. (See - Fuel and Note 17.)

           - Synertec  provides  project  development,   planning,  construction
             management and operating services to new and expanding businesses.

           - Rainy River provides engineering, and operating and maintenance services to new and existing generating facilities.

           - Upper Minnesota Properties, Inc. has invested in affordable housing projects located in the electric operations' service territory. The Company is also an active participant in a variety of economic development projects throughout the electric operations' service territory providing resources and expertise.

           - Minnesota Power Services Group, Inc. includes the Electric Outlet, Inc., a retail store that sells life-style changing electric products, and also researches new products to be offered for sale or distribution.

Electric Sales

         The two major industries in Minnesota Power's service territory are taconite production, and paper and wood products manufacturing. These two industries contributed about 43 percent of the Company's electric operating revenue in 1996 and 47 percent in 1995 and 1994.

         Over the last five years, 80 percent of the domestic ore consumed by iron and steel plants in the United States has originated from plants within the Company's Minnesota electric service territory. Taconite, an iron-bearing rock of relatively low iron content which is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 46 million tons in 1996, 47 million tons in 1995 and 43 million tons in 1994. The Company estimates that 1997 Minnesota taconite production will be about 47 million tons. While taconite production is expected to continue at annual levels over 40 million tons, the long-term future of this cyclical industry is less certain. Production may decline gradually some time after the year 2005.

                                                                             Year Ended December 31,
Summary of Electric Revenue and Income                               1996             1995              1994
-------------------------------------------------------------------------------------------------------------------
Total Electric Revenue and Income (000s)                          $529,190          $503,457         $458,356

Percentage of Total Electric Revenue and Income
     Retail
       Industrial
         Taconite and Iron Mining <F1>                                32%               35%              34%
         Paper and Other Wood Products                                11                12               13
         Other Industrial                                              6                 7                8
                                                                     ---               ---              ---
           Total Industrial                                           49                54               55
       Residential                                                    12                11               12
       Commercial                                                     11                12               12
       Other Retail                                                    3                 3                3
     Resale                                                           13                 9                8
     Other Revenue and Income                                         12                11               10
                                                                     ---               ---              ---
                                                                     100%              100%             100%
                                                                     ===               ===              ===
-----------------------

<F1>  Two of the Company's largest customers represented 11 percent and 8 percent,  respectively,  of total electric revenue  and income in 1996,  12 percent and 9 percent,  respectively,  in 1995 and 13 percent and 10 percent, respectively, in 1994.


         Large Power Customer Contracts

         The Company has Large Power Customer contracts with five taconite producers, four paper and wood products manufacturers and two pipeline companies (Large Power Customers). Large Power Customer contracts require the Company to have a certain amount of capacity available at all times (Firm Power). Each contract requires 10 MW or more of power and payment of a minimum monthly demand charge that covers some of the fixed costs associated with having capacity available to serve the customer, including a return on common equity. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. These contracts, which are subject to MPUC approval, have a minimum four-year cancellation notice required for termination. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Regulatory Issues - Electric Rates.)

         As of March 14, 1997, the minimum annual revenue the Company would collect under contracts with these Large Power Customers, assuming no electric energy use by these customers, is estimated to be $101.0, $88.3, $79.4, $69.2 and $61.0 million during the years 1997, 1998, 1999, 2000 and 2001, respectively. The Company believes revenue from these Large Power Customers will be substantially in excess of the minimum contract amounts.

                              Contract Status for Minnesota Power Large Power Customers
                                                as of March 14, 1997
-------------------------------------------------------------------------------------------------------------------
                                                                                                    Earliest
Plant and Location              Operating Agent               Ownership                        Termination Date
------------------              ---------------               ---------                        ----------------

EVTAC Mining                    EVTAC Mines L.L.C.            45% Rouge Steel Co.              October 31, 1999
   Eveleth, MN                                                40% AK Steel Co.
                                                              15% Stelco Inc.

Hibbing Taconite Co.            Cliffs Mining Company         70.3% Bethlehem Steel Corp.      December 31, 2001
   Hibbing, MN                                                15% Cleveland-Cliffs Inc.
                                                              14.7% Stelco Inc.

Inland Steel Mining Co.         Inland Steel Mining Co.       Inland Steel Co.                 October 31, 2000
   Virginia, MN

Minntac (USX)                   U.S. Steel Co.                USX Corp.                        December 31, 2007
   Mt. Iron, MN

National Steel Pellet Co.       National Steel Corp.          National Steel Corp.             October 31, 2004
   Keewatin, MN

Blandin Paper Co.               Blandin Paper Co.             Fletcher Challenge Canada Ltd.   April 30, 2004
   Grand Rapids, MN

Boise Cascade Corp.             Boise Cascade Corp.           Boise Cascade Corp.              December 31, 2002
   International Falls, MN

Lake Superior Paper             Lake Superior Paper           Consolidated Papers, Inc.        December 31, 2005
   Industries                      Industries
   Duluth, MN

Potlatch Corp.                  Potlatch Corp.                Potlatch Corp.                   December 31, 2002
   Cloquet and
   Brainerd, MN

Lakehead Pipe Line              Lakehead Pipe Line            Lakehead Pipe Line               April 30, 2001
   Deer River, MN                  Company Inc.                 Partners, L.P.
   Floodwood, MN

Minnesota Pipeline Company      Koch Pipeline Company L.P.    Koch Pipeline Company L.P.       September 30, 2002
   Staples, MN
   Little Falls, MN
   Park Rapids, MN

Purchased Power

         Minnesota Power has contracts to purchase capacity from various entities. In addition to the contracts listed below, the Company has entered into various smaller purchase power contracts for the purposes of meeting its capacity needs or brokering power.

                           Contract Status of Minnesota Power Purchased Power Contracts
-------------------------------------------------------------------------------------------------------------------
Entity                                          Contract MW                           Contract Period
------                                          -----------                           ---------------
Participation Power Purchases <F1>
-----------------------------

   Square Butte <F2>                                333                    May 6, 1977 through December 31, 2007

   LTV Steel                                        210                    May 1, 1995 though April 30, 2000

   Silver Bay Power                                  78                    November  1, 1995  through  October  31, 2000

-------------------------

<F1> Participation  power  purchase  contracts  require  the  Company to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The selling entity is obligated to provide energy as scheduled by the Company from the generating unit specified in the contract as energy is available from that unit.

<F2> Under an  agreement  extending  through 2007 with Square  Butte,  Minnesota
     Power purchases 71 percent of the output of a mine-mouth generating unit capable of generating up to 470 MW. The Square Butte generating unit is located near Center, North Dakota and is one of two lignite-fired units at Minnkota Power's Milton R. Young Generating Station. Reductions to about 49 percent of the output are provided for in the contract and, at the option of Square Butte, could begin after a five-year advance notice to the Company. The cost of the power and energy purchased is a proportionate share of Square Butte's fixed obligations and operating costs which are not incurred unless production takes place. The Company is responsible for paying all costs and expenses of Square Butte (including leasing, operating and any debt service costs) if not paid by Square Butte when due. These obligations and responsibilities of the Company are absolute and unconditional, whether or not any power is actually delivered to the Company. (See Note 17.)

Capacity Sales

         Minnesota Power has contracts to sell capacity to nonaffiliated utility companies. In addition to the contracts listed below, the Company has entered into various smaller capacity sales contracts for the purposes of selling surplus capacity or brokering power.

                            Contract Status of Minnesota Power Capacity Sales Contracts
-------------------------------------------------------------------------------------------------------------------

Utility                                         Contract MW                           Contract Period
-------                                         -----------                           ---------------
Participation Power Sales <F1>
-------------------------
   Interstate Power Company                         55                   May 1 through October 31 of each year from
                                                                           1994 through 2000
                                                    20                   November 1, 1997 through April 30, 1998
                                                    35                   November 1, 1998 through April 30, 1999
                                                    50                   November 1, 1999 through April 30, 2000
Firm Power Sales <F2>
----------------
   Wisconsin Power & Light Company                  30                   November 1, 1993 through December 31, 1997
                                                    75                   January 1, 1998 through December 31, 2007

   Northern States Power Company                   150                   May 1 through October 31 of each year from
                                                                           1997 through 2000
----------------------------

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

Fuel
         The Company has experienced no difficulty in obtaining an adequate fuel supply. The Company purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana and Wyoming to meet substantially all of its coal supply requirements. Coal consumption for electric generation at the Company's Minnesota coal-fired generating stations in 1996 was about 4.3 million tons. As of December 31, 1996, the Company had a coal inventory of about 425,000 tons. During 1996, the Company obtained its coal through both long- and short-term agreements. During 1996 the Company entered into two new coal supply agreements. A long-term agreement with Big Sky Coal Company enables the Company to purchase up to 2.5 million tons of coal on an annualized basis from the Big Sky Mine. Additionally, the Company entered into a three year agreement with Decker Coal Company to purchase up to 1.0 million tons of coal on an annualized basis from the Decker Mine. The Company also has a long-term agreement with Spring Creek Coal Company to purchase up to 4.0 million tons of coal on an annualized basis from the Spring Creek Mine. The Company will obtain coal in 1997 under these long-term agreements and the spot market. This mix of coal supply options allows the Company to reduce market risk and to take advantage of favorable spot market prices. The Company is exploring future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

         Burlington Northern Santa Fe Railroad transports the coal by unit train from Montana or Wyoming to the Company's generating stations. The Company and Burlington Northern Santa Fe Railroad have two long-term coal freight-rate contracts that provide for coal deliveries through 2002 to Laskin and through 2003 to Boswell. The Company also has a contract with the Duluth Missabe & Iron Range Railway which is the final destination short-hauler to Laskin. This contract provides for deliveries through 2002. The delivered price of coal is subject to periodic adjustments in freight rates.

                                                 Year Ended December 31,
Summary of Coal Delivered to Minnesota Power   1996       1995       1994
-------------------------------------------------------------------------------
         Average Price Per Ton                $19.30     $19.19     $19.27
         Average Price Per MBtu                $1.06      $1.07      $1.08

         The generating unit operated by Square Butte, which is capable of generating up to 470 MW, burns North Dakota lignite that is being supplied by BNI Coal, a wholly owned subsidiary of the Company, pursuant to the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 1996 was approximately 60 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit. Under the various agreements with Square Butte, the Company is unconditionally obligated to pay all costs not paid by Square Butte when due. These costs include the price of lignite purchased under a cost-plus contract from BNI Coal. (See Item 2. Properties and Note 17.) BNI Coal has experienced no difficulty in supplying all of Square Butte's lignite requirements.

Regulatory Issues

         The Company and its subsidiaries are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility operations.

         The Company and its subsidiaries are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over electric operations' service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and for transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 69 percent, 13 percent, and 8 percent, respectively, of the Company's 1996 electric operating revenue and income.

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

         The Company's Firm Power rate schedules are designed to recover the fixed costs of providing Firm Power to Large Power Customers, including a return on common equity. A Large Power Customer's monthly demand charge obligation in any particular month is determined based upon the firm demand amount. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the regulatory process governing all retail electric rates. Contracts with ten of the eleven Large Power Customers provide for deferral without interest or diminishment of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage. (See Electric Sales - Large Power Customer Contracts.)

         The Company also has contracts with large industrial and commercial customers who have monthly demands of more than 2 MW but less than 10 MW of capacity (Large Light and Power Customers). The terms of these contracts vary depending upon the customers' demand for power and the cost of extending the Company's facilities to provide electric service. Generally, the contracts for less than 3 MW have one-year terms and the contracts ranging from 3 to 10 MW have initial five-year terms. The Company's rate schedule for Large Light and Power Customers is designed to minimize fluctuations in revenue and to recover a significant portion of the fixed costs of providing service to such customers.

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

         Federal Energy Regulatory Commission

         The FERC has jurisdiction over the Company's wholesale electric service resale customers and transmission service (wheeling) customers. In a filing with the FERC on December 22, 1995, the Company requested an overall rate decrease of $138,000 or 0.4 percent with an effective date of January 1, 1996. All of the customers affected by the rate change submitted written consents to the rate change and effective date. Minor modifications to the rate request were made in an amendment filed on January 16, 1996. On June 19, 1996, the FERC accepted the proposed rates as filed.

         The Company has contracts with 13 Minnesota municipalities receiving full requirements resale service. One contract is for service through 2001 while the other 12 are for service through at least 2007. The contracts limit rate increases (including fuel costs) to about 2 percent per year on a cumulative basis. In 1996 the 13 municipal customers purchased 463,394 MWh from the Company.

         Two municipalities whose requirements are only partially supplied by the Company have contracts with the Company through 2000. These municipal customers signed amendments under which the Company will provide exclusive brokering service for the municipalities' purchases of economy energy and will supply emergency, scheduled outage and firm energy as required through 2000. In 1996 these two municipalities purchased 154,873 MWh from the Company.

         A contract between Minnesota Power and SWL&P provides for SWL&P to purchase its power from the Company through at least 2010 and limits rate increases (including fuel costs) to about 2 percent per year on a cumulative basis. SWL&P purchased 562,969 MWh from the Company in 1996.

         The Company also has a contract through 2004 to supply electricity to Dahlberg Light and Power Company (Dahlberg), a private utility. Dahlberg purchased 86,099 MWh from the Company in 1996.

         The Company's hydroelectric facilities which are located in Minnesota are licensed by the FERC. In 1995 the FERC issued to the Company a 30-year license for the St. Louis River hydroelectric project (87.6 MW generating capability). In 1996 the FERC extended the license term from 30 to 40 years because of certain mandates to mitigate environmental consequences of the project. On May 11, 1995, a final application to relicense the Pillager hydroelectric project (1.5 MW generating capability) was filed with the FERC. The Company expects that the FERC will issue a new license in 1997. (See Environmental Matters - Water.)

         Minnesota Public Utilities Commission

         In November 1994 the MPUC issued an order granting the Company an overall increase in annual electric operating revenue of $19 million, or 6.4 percent, with an 11.6 percent return on equity. Effective June 1, 1995, rates for large industrial customers increased less than 4 percent, while the rate for small businesses increased 6.5 percent. The rate increases for residential customers were approved to be phased in over three years: 13.5 percent began in June 1995, 3.75 percent in January 1996, and another 3.75 percent in January 1997.
         Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross annual retail electric revenue on conservation improvement programs
(CIP) each year. In 1996, 1995 and 1994, the Company spent $14.4, $14.2 and $8 million, respectively, on CIP and expects to spend a total of $8.2 million during 1997. The MPUC allows such conservation expenditures in excess of amounts recovered through current rates to be accumulated in a deferred account for future recovery.

         Since January 1994 the Company has been recovering ongoing CIP spending and $8.2 million of CIP spending from previous years. Through a billing adjustment and retail base rates approved by the MPUC, the Company is allowed to recover current and deferred CIP expenditures and the lost margins associated with power saved as a result of these programs. The Company collected CIP related revenue of $10.8 million in 1996 and 1995, and $7.8 million in 1994.

         Public Service Commission of Wisconsin

         SWL&P anticipates receiving approval from the PSCW to expand its gas service territory to serve one additional rural community adjacent to its existing service territory. This $1.6 million expansion project is expected to be completed by the end of 1997.

Capital Expenditure Program

         Capital expenditures for electric operations totaled $38 million during 1996. Internally generated funds and long-term bank financing were used to fund these capital expenditures.

         The Company's electric generating stations have the capacity to meet customer needs through 2002 without major capacity additions. Electric operations capital expenditures are expected to be $33 million in 1997 and total approximately $135 million during the period 1998 through 2001. The 1997 amount is for electric system component replacement and upgrades. The Company's estimates of such capital expenditures and the sources of financing are subject to continuing review and adjustment.

Competition

         The electric utility industry is changing at both the wholesale and retail levels. The enactment of the Energy Policy Act of 1992 resulted in an increase in the competitive forces that affect three of the four components of the electric utility industry: generation, transmission and power marketing. The fourth component, local distribution, is subject to state regulation. This legislation has resulted in a more competitive market for electricity generally and particularly in wholesale markets. Wholesale deregulation is underway, while retail deregulation of the industry is being considered at both the federal and state levels, and is affecting the way the Company strategically views the future. With electric rates among the lowest in the U.S. and with long-term wholesale and large power retail contracts in place, Minnesota Power believes it is well positioned to address competitive pressures.

         Wholesale

         During 1996 the Company completed functional unbundling of operations under the requirements of FERC's Order No. 888 Open Access Transmission Rules. Order No. 888 requires public utilities to take transmission service for their own wholesale transactions under the same terms and conditions on which transmission service is provided to third parties. The Company has filed its open access transmission tariff with the FERC, and expects to receive final FERC rate approval in 1997. The Company has also filed its "Code of Conduct" under FERC's Order No. 889 Open Access Same Time Information System and Standards of Conduct to formalize the functional separation of generation from transmission within the organization. As a result, the transmission component of Minnesota Power's electric utility business is well organized for, and has begun to operate under, these new federal regulatory requirements.

         Minnesota Power's newly formed MPEX division currently conducts the power marketing function. FERC approval of Minnesota Power's wholesale market based rates enabled MPEX to conduct a wholesale power and energy marketing business in 1996. During 1996 Minnesota Power also completed compliance filings under FERC's Open Access Transmission Rules to separately state the transmission component of the Company's coordination sales agreements, and is awaiting final FERC approvals. MPEX continues to review new strategic opportunities for its wholesale marketing operations in light of the new Open Access Transmission Rules enacted by FERC and of the new power and energy markets within MAPP. (See
Item 2. Properties - Electric Operations.)

         Retail

         In 1995 the MPUC initiated an investigation into structural and regulatory issues in the electric utility industry. To make certain that delivery of electric service continues to be efficient following any restructuring, the MPUC adopted 15 principles to guide a deliberate and orderly approach to developing reasonable restructuring alternatives that ensure the fairness of a competitive market and protect the public interest. In January 1996 the MPUC established a competition working group in which company representatives have participated in addressing issues related to wholesale and retail competition. Minnesota Power has implemented a key account management process and anticipates continuing negotiations with its large industrial and commercial customers to explore contractual options to lower energy costs. These customers continue to aggressively seek lower energy costs and consider alternative suppliers in anticipation of deregulated retail markets.

         Legislation

         In 1997 Congress and the Minnesota legislature are expected to continue to debate proposed legislation which, if enacted, would promote customer choice and a more competitive electric market. The Company is actively participating in the dialogue and debate on these issues in various forums, principally to advocate fairness and parity for all power and energy competitors in any deregulated markets that may be created by any new legislation. The Company cannot predict the timing or substance of any legislation which might ultimately be enacted. However, the Company continues taking steps to maintain its competitive position as a low-cost supplier and maintain its long-term contracts with large industrial customers. The Company is also advocating property tax reform before the Minnesota legislature in order to eliminate the taxation of personal property that results in an inequitable tax burden among current and potential competitors in local markets. Finally, SWL&P is participating in the electric restructuring investigation before the PSCW, which is advising the Wisconsin legislature on recommended restructuring in Wisconsin.

Franchises

         Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 86 cities and towns located within its electric service territory. SWL&P holds franchises in 15 cities and towns within its service territory. The remaining cities and towns served will not grant a franchise or do not require a franchise to operate within their boundaries.

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

         The Clean Air Act creates emission allowances for sulfur dioxide based on formulas relating to the permitted 1985 emissions rate and a baseline of average fossil fuel consumed in the years 1985, 1986 and 1987. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Minnesota Power's generating facilities in Minnesota burn mainly low-sulfur western coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. Phase II sulfur dioxide emission requirements are currently being met by Boswell Unit 4. Some moderate reductions in emissions may be necessary for Boswell Units 1, 2 and 3, Laskin Units 1 and 2, and Square Butte to meet the Phase II sulfur dioxide emission requirements. The Company believes it is in a good position to comply with the sulfur dioxide standards without extensive modifications. Any required reductions at the Minnesota generating facilities are expected to be achieved through the use of lower sulfur coal. Square Butte anticipates meeting its sulfur dioxide requirements through increased use of existing scrubbers or by purchasing additional allowances.

         The EPA, pursuant to the Clean Air Act, has established nitrogen oxide limitations for Phase II generating units. To meet Phase II nitrogen oxide limitations, the Company expects to install at its plants low-nitrogen oxide burner technology by the year 2000. The total cost of installing the low-nitrogen oxide burner technology and associated facilities for Boswell and Laskin is currently estimated to be $6 million. Options for complying with the nitrogen oxide limitations at Square Butte are being studied at this time and include operational changes, capital expenditures and seeking regulatory relief. The EPA decided not to promulgate nitrogen oxide limitations for the type of boilers at Hibbard.

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

         Water

         The Federal Water Pollution Control Act of 1972 (FWPCA), as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, established the National Pollutant Discharge Elimination System (NPDES) permit program. The FWPCA requires that NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. The Company has obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct its electric operations.

       Summary of National Pollutant Discharge Elimination System Permits
--------------------------------------------------------------------------------
Facility                     Issue Date              Expiration Date
--------                     ----------              ---------------

Laskin                       December 22, 1993       October 31, 1998
Boswell                      February 4, 1993        December 31, 1997
Hibbard                      September 29, 1994      June 30, 1999
Arrowhead DC Terminal        June 17, 1996           March 31, 2001
General Office Building/
   Lake Superior Plaza       May 1, 1995             December 31, 1997
Square Butte                 July 1, 1995            June 30, 2000

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

         On July 13, 1995, the FERC issued to the Company a 30-year license for the St. Louis River hydroelectric project (87.6 MW), with an effective date of July 1, 1995. The Company filed a request for rehearing of the FERC's order for the purpose of challenging certain terms and conditions of the license which, if accepted by the Company, would alter the Company's operation of the project. In 1996 the FERC issued a new license in response to the rehearing request and extended the license term from 30 to 40 years because of the anticipated impact of FERC's mandates to mitigate environmental consequences of the project. The FERC also directed the Company to negotiate with the Fond du Lac Band of Lake Superior Chippewa a reasonable annual charge for the use of tribal lands within the project. In June 1996 the Company filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the 1996 license as issued by the FERC. Separate petitions for review were also filed in June 1996 in the same court by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa, two intervenors in the licensing proceedings. The issues to be resolved concern the terms and conditions of the license which will govern the Company's operation and maintenance of the project. In July 1996 the court consolidated the three petitions for review. In October 1996 the Company filed with the court an unopposed motion for a procedural schedule pursuant to which the briefing of the issues would be completed in May 1997. The motion was granted by the court; however, the briefing schedule has been suspended while the Company and the Fond du Lac Band negotiate the reasonable fee for use of tribal lands as mandated by the new license. Both parties have informed the court that these negotiations may resolve other disputed issues, and they are obligated to report to the court periodically the status of these discussions.

         An application to relicense the Pillager project (1.5 MW) was filed with the FERC on May 11, 1995. The FERC will perform an engineering, environmental and economic analysis of that application in order to determine whether to issue a new license for the project. The current license for the project expires on May 11, 1997. FERC scoping meetings to discuss any environmental and operational issues related to this project were held in
October 1996 with the resource agencies and the public. The FERC staff sought input related to any water quality, fishery, terrestrial, cultural and recreation issues that the agencies and public have prior to preparing the environmental assessment for this project. To date, no substantive issues have been raised by the resource agencies or the public in the license process. In the event that the current license should expire prior to the issuance of a new license, the FERC is required to issue an annual license to the Company under the terms and conditions of the existing license until the new license is issued.

         The two remaining hydroelectric projects, Blanchard (18 MW) and Winton (4 MW) have FERC licenses that expire in 2003. The Company is currently in the planning stages for the relicensing of these two facilities.

 Solid Waste

         The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. The Company is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA.

         In response to EPA Region V's request for utilities to participate in their Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl (PCB) inventories, the Company is scheduling replacement of
PCB-contaminated oil from substation equipment by 1998 and removal of PCB capacitors by 2004. The total cost is expected to be between $1.5 and $2 million of which $300,000 was expended through December 31, 1996. The Company expects to expend about $110,000 in 1997.

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

                                 Water Services

         Water services include Florida Water, Heater and ISI, three wholly owned subsidiaries of the Company. Water services have been upgrading existing facilities, building new facilities, acquiring new systems and expanding unregulated services.

         - Florida Water, formerly Southern States Utilities, Inc., owns and operates water and wastewater treatment facilities in Florida. Florida Water is the largest investor owned water supplier in Florida. As of December 31, 1996, Florida Water served 120,000 water customers and 54,000 wastewater treatment customers.

         - Heater owns and operates three companies which provide water and wastewater treatment services in North Carolina and South Carolina. As of December 31, 1996, these companies served 22,000 water customers and 1,000 wastewater treatment customers.

             During 1996 Heater made a strategic decision to exit the South Carolina water and wastewater utility business. In March 1996 Heater of Seabrook, Inc. (Seabrook), a wholly owned subsidiary of Heater, sold all of its water and wastewater utility assets to the Town of Seabrook Island, South Carolina for $5.9 million. This sale was negotiated in anticipation of an eminent domain action by the Town of Seabrook Island, South Carolina. In December 1996 Heater sold its Columbia, South Carolina area water systems to South Carolina Water and Sewer, L.L.C. One service area remains and the pending sale is anticipated to be finalized in 1997. (See South Carolina Public Service Commission.)

             On December 31, 1996, Heater and the shareholders of LaGrange Waterworks Corporation (LaGrange), a water utility serving 5,300 customers near Fayetteville, North Carolina, requested the NCUC to approve the transfer of LaGrange to Heater in a stock transaction. The NCUC held hearings on February 19 and March 13, 1997. An order is expected in May 1997.

          - Instrumentation Services, Inc. provides predictive maintenance services to water utility companies and other industrial operations in North Carolina, South Carolina, Florida, Georgia, Tennessee, Virginia and Texas. The Company acquired ISI in 1996.

Regulatory Issues

         Florida Public Service Commission

         The following summarizes current rate proceedings in Florida.

         1995 Rate Case

         Florida Water requested an $18.1 million rate increase in June 1995. On October 30, 1996, the FPSC issued its final order in the Florida Water rate case. The final order established water and wastewater rates for all customers of Florida Water regulated by the FPSC. The new rates, which became effective on September 20, 1996, resulted in an annualized increase in revenue of approximately $11.1 million. This increase included, and was not in addition to, the $7.9 million increase in annualized revenue granted as interim rates effective on January 23, 1996. The FPSC approved a new rate structure called "capband," which replaces uniform rates. The new structure combines the concept of a "cap" on monthly bills at a certain usage level for 85 of Florida Water's facilities that are more expensive to operate, with a "banding," or grouping, of rates paid by customers served by the 56 less expensive facilities. On November 1, 1996, Florida Water filed with the Florida First District Court of Appeals (Court of Appeals) an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Motions for reconsideration of the FPSC's final order were denied by the FPSC on March 19, 1997. The Company is unable to predict the outcome of this matter. Florida law provides that the new rates be implemented, subject to refund, while the order is under appeal.

         1991 Rate Case Refund Order

         Responding to a Florida Supreme Court decision addressing the issue of retroactive ratemaking with respect to another company, in March 1996 the FPSC voted to reconsider an October 1995 order (Refund Order) which would have required Florida Water to refund about $13 million, which includes interest, to customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. Under the Refund Order, the collection through a surcharge of the $13 million from customers who paid less under uniform rates would not be permitted. The Refund Order was in response to the Court of Appeals reversal in April 1995 of the 1993 FPSC order which imposed uniform rates for most of Florida Water's service areas in Florida. With "uniform rates," all customers in the uniform rate areas pay the same rates for water and wastewater services. Uniform rates are an alternative to "stand-alone" rates which are calculated based on the cost of serving each service area. The FPSC reconsidered the Refund Order, but upheld by a 3 to 2 vote its decision to order refunds without surcharges in August 1996. Florida Water filed an appeal of this decision with the Court of Appeals. A decision on the appeal is anticipated by early 1998. The Company continues to believe that it would be improper for the FPSC to order a refund to one group of customers without permitting recovery of a similar amount from the remaining customers since the Court of Appeals affirmed the Company's total revenue requirement for operations in Florida. No provision for refund has been recorded. The Company is unable to predict the outcome of this matter.

         Florida Jurisdictional Issues

         In June 1995 the FPSC issued an order assuming jurisdiction over Florida Water facilities statewide following an investigation of all of Florida Water's facilities. Several counties in Florida appealed this FPSC decision to the Court of Appeals. In December 1996 the Court of Appeals issued an opinion reversing the FPSC order. On December 26, 1996, the FPSC filed a motion for clarification and for rehearing with the Court of Appeals. The Court of Appeals denied this motion on January 22, 1997. On February 14, 1997, the FPSC issued an order which requires Florida Water to charge rates to customers in Hernando County based on a modified stand-alone rate structure. The imposition of this rate structure would reduce Florida Water revenue by $1.6 million on a prospective annual basis. On February 28, 1997, Florida Water filed a motion for reconsideration of this order. The Company anticipates that a ruling against the Company on this appeal may encourage other counties to exercise their right to regulate the rates for water and wastewater facilities located in their respective counties. In the event county regulation of water and wastewater rates prevails, the Company anticipates that the regulatory process will become significantly more complex and expensive.

         South Carolina Public Service Commission

         During 1994 and 1995 Heater was denied a rate increase from the SCPSC for requests filed for Seabrook and Upstate Heater Utilities, Inc. (Upstate). Heater filed appeals for both rate increases and began collecting the higher rates for water and wastewater services at Seabrook under a surety bond in February 1995. Rates under bond collected for Seabrook amounted to $359,350 at December 31, 1996. In August 1996 the South Carolina Supreme Court upheld Heater's appeal and remanded the case to the SCPSC. Heater continues to hold these rates under bond pending a final decision from the SCPSC. On February 21, 1997, the SCPSC issued an order granting Seabrook a $66,480 annual revenue increase. Heater filed a motion for reconsideration in March 1997.

         The appeal for Upstate resulted in a remand from the South Carolina Court of Common Pleas (Court of Common Pleas) and a revised order issued by the SCPSC in September 1995. Heater filed another appeal with the Court of Common Pleas, and began collecting the higher rates for water service at Upstate under a surety bond in January 1996. Rates under bond collected for Upstate totaled $65,861 at December 31, 1996. If this appeal is denied, Heater must refund the difference between the amounts collected and the approved rates plus 12 percent interest. On February 3, 1997, the Court of Common Pleas issued an order vacating the September 1995 order and remanded the order to the SCPSC. A decision by the SCPSC is expected in April 1997.

Capital Expenditure Program

         Capital expenditures for water services totaled $22 million during 1996. Expenditures were funded with the proceeds from long-term bonds issued by Florida Water and internally generated funds. Capital expenditures for the Company's water services are expected to be $21 million in 1997 to meet environmental standards, expand water and wastewater treatment facilities to accommodate customer growth, and for water conservation initiatives. Capital expenditures are expected to total approximately $85 million during the period 1998 through 2001.

Competition

         Water services provide water and wastewater services at regulated rates within exclusive service territories granted by regulators.

Franchises

         Florida Water provides water and wastewater treatment services in 22 counties regulated by the FPSC and holds franchises in three counties which have retained authority to regulate such operations. (See Regulatory Issues - Florida Public Service Commission.)

         All of the water and wastewater services of Heater are under the jurisdiction of the SCPSC and the NCUC. These commissions grant franchises for Heater's service territory when the rates are authorized.

Environmental Matters

         The Company's water services are subject to regulation by various federal, state and local authorities in the areas of water quality, solid wastes, and other environmental matters. The Company considers its water services to generally be in compliance with those environmental regulations currently applicable to its operations and have the permits necessary to conduct such operations. Except as noted below, the Company does not currently anticipate that its potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

         In 1993 the EPA notified Florida Water of alleged exceedences of effluent limitations in NPDES permit for Florida Water's facilities in the University Shores service area in Orange County, Florida. During 1993 and 1994, Florida Water periodically corresponded and met with the EPA concerning the alleged exceedences of the permit. In February 1994 the University Shores facility was modified such that effluent was no longer discharged to surface waters. In 1992 the EPA notified Florida Water of alleged exceedences of effluent limitations in the NPDES permit for Florida Water's Seaboard wastewater treatment facility. Between 1992 and 1994, Florida Water periodically corresponded and met with the EPA concerning alleged exceedences of the permit. In March 1994 the facility was taken out of service and the collection system was interconnected with the City of Tampa Utilities. In February 1997 Florida Water was notified by the United States Department of Justice (DOJ) that unless a settlement can be promptly achieved, the DOJ, at the request of the EPA, is prepared to bring a federal court action against Florida Water seeking civil penalties for alleged violations of effluent limitations in the NPDES permits occurring at the University Shores and Seaboard wastewater facilities from February 1992 through March 1994. For purposes of settlement discussions, the DOJ proposed a penalty totaling $3.25 million. Florida Water submitted a counter settlement offer of $141,000 to the DOJ on March 26, 1997. A meeting is scheduled on April 4, 1997, with the DOJ to discuss settlement options. If the DOJ pursues litigation, it is possible that the claim against Florida Water could substantially exceed $3.25 million. If a reasonable resolution is not reached, Florida Water intends to vigorously contest any action which is initiated by the DOJ. The Company is currently unable to predict the outcome of these matters.

         In September 1993 the EPA issued an Administrative Order to Florida Water regarding operations of Florida Water's facilities in the Woodmere service area in Duval County, Florida (Woodmere facilities). The EPA required Florida Water to perform a Toxicity Reduction Evaluation (TRE) to determine the cause of the toxicity problems with the wastewater effluent. In March 1996 the EPA closed the Administrative Order and delegated enforcement authority to the Florida Department of Environmental Protection.

         In 1996 water services invested approximately $10.2 million of a $22 million annual capital expenditure budget (or approximately 46 percent) in facilities necessary to comply with environmental requirements. In 1997 Florida Water expects that approximately $7.5 million of the $21 million annual capital expenditure budget (or approximately 36 percent) will be necessary to comply with environmental requirements.


                               Automotive Services

         Automotive services include ADESA's auction facilities, AFC, which is a finance company, and an auto transport company. The Company acquired 80 percent of ADESA on July 1, 1995. On January 31, 1996, the Company provided additional capital in exchange for an additional 3 percent of ADESA. On August 21, 1996, the Company acquired the remaining 17 percent interest of ADESA from the ADESA management shareholders.

         - ADESA is a wholly owned subsidiary of the Company and is the third largest automobile auction business in the United States. ADESA, headquartered in Indianapolis, Indiana, owns and operates 24 automobile auction facilities in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, fleet/lease companies, banks and finance companies. ADESA opened new auto auctions in Manville, New Jersey; Jacksonville, Florida and Moncton, New Brunswick, Canada in 1996. ADESA also acquired auction businesses in Houston, San Antonio and Dallas, Texas; Portage, Wisconsin and Pittsburgh, Pennsylvania during 1996.

         - Automotive Finance Corporation provides inventory financing for wholesale and retail automobile dealers who purchase vehicles from ADESA auctions, independent auctions as well as auction chains. AFC is headquartered in Indianapolis, Indiana, and has over 40 loan production offices which are located at most ADESA auctions, as well as several independently owned auto auctions. AFC expects to expand in 1997.

         - ADESA Auto Transport, Inc., a wholly owned subsidiary of ADESA, is one of the nation's largest independent automobile transport carriers with about 90 transport vehicles. ADESA Auto Transport, Inc. offers customers pick up and delivery, four strategically located transportation hubs and an on-site transportation representative at every ADESA auction. It hauls vehicles for major customers including GE Capital, Nissan, Ford Motor Credit and General Motors Acceptance Corp. During 1996 over 100,000 cars were transported within the United States by ADESA.

Capital Expenditure Program

         Capital expenditures for automobile auction site relocation, development and facility improvements were $41 million during 1996. Greenfield projects at Manville, New Jersey; Jacksonville, Florida; and Moncton, New
Brunswick, Canada and relocation projects in Indianapolis, Indiana and Cincinnati, Ohio began operations in 1996. In February 1997 ADESA consolidated a small auction facility in Concord, Massachusetts with its Boston facility. Capital expenditures for the automobile auction business are expected to be $7 million in 1997 and to total approximately $40 million during the period 1998 through 2001. Capital expenditures in 1997 are for on-going improvements and new information systems at existing automobile auction sites.

Competition

         Within the automobile auction industry, ADESA's competition includes independently owned auctions as well as major chains and associations with auctions in geographic proximity. ADESA competes with other auctions for a supply of automobiles to be sold on consignment for automobile dealers, financial institutions and other sellers. ADESA also competes for a supply of rental repurchase vehicles from automobile manufacturers for auction at factory sales. The automobile manufacturers often choose between auctions across multi-state areas in distributing rental repurchase vehicles. ADESA competes for these sellers of automobiles by attempting to attract a large number of dealers to purchase vehicles, which ensures competitive prices and supports the volume of vehicles auctioned, and by providing a full range of services including reconditioning services which prepare automobiles for auction, transporting automobiles and the prompt processing of sale transactions. Another factor affecting the industry, the impact of which is yet to be determined, is the entrance of the "superstore", large used car dealerships, that have emerged in densely populated markets.

         AFC is well positioned as a provider of floorplan financing services to the used vehicle industry. AFC's competition includes other specialty lenders, as well as banks and other financial institutions. AFC competes with other floorplan providers and strives to distinguish itself based upon ease of use, quality of service and price. A key component of AFC's program is on-site personnel to assist automobile dealers with their financing needs.

         Auto auction sales for the industry are expected to rise at a rate of 6 percent to 8 percent annually. With the increased popularity of leasing and the high cost of new cars, the same cars may come to auction more than once. Automotive services expect to participate in this industry's growth through selective acquisitions and expanded services.

Environmental Matters

         The Company's automotive services business is subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, solid wastes, and other environmental matters. The Company considers operations of this business to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained. The Company does not currently anticipate that its potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

                                   Investments

         The investments segment is comprised of real estate operations, financial guaranty reinsurance and a portfolio of securities.

         - Real Estate Operations. The Company owns 80 percent of Lehigh, a Florida real estate company. Lehigh owns 4,000 acres of land and approximately 8,000 home sites near Fort Myers, Florida, 1,100 home sites in Citrus County, Florida, and 3,000 home sites and 13,000 acres of residential, commercial and industrial land at Palm Coast, Florida. The Palm Coast properties and $18 million receivable portfolio were purchased in April 1996. The real estate strategy is to acquire large residential community properties at low cost, add value, and sell them at going market prices.

         - Reinsurance. Minnesota Power has a 21 percent equity investment in Capital Re. Capital Re is a Delaware holding company engaged primarily in financial and mortgage guaranty reinsurance through its wholly owned subsidiaries, Capital Reinsurance Company and Capital Mortgage Reinsurance Company. Capital Reinsurance Company is a reinsurer of financial guarantees of municipal and non-municipal debt obligations. Capital Mortgage Reinsurance Company is a reinsurer of residential mortgage guaranty insurance. The Company's equity investment in Capital Re at December 31, 1996, was $102 million.

         - Securities Portfolio. Minnesota Power manages a securities portfolio which is intended to provide earnings and cash flow contributions and is available for reinvestment in existing businesses, acquisitions and other corporate purposes. The Company plans to continue to concentrate in market neutral strategies that are designed to provide stable and acceptable returns without sacrificing needed liquidity. Returns will continue to be partially dependent on general market conditions. As of December 31, 1996, the Company had approximately $155 million invested in the securities portfolio.

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

Executive Officers of the Registrant
                                                                 Initial
Executive Officers                                            Effective Date
------------------                                            --------------

Edwin L. Russell, Age 52
     Chairman, President and Chief Executive Officer          May 14, 1996
     President and Chief Executive Officer                    January 22, 1996
     President                                                May 9, 1995

Robert D. Edwards, Age 52
     Executive Vice President and President - MP Electric     July 26, 1995
     Executive Vice President and Chief Operating Officer     March 1, 1993
     Group Vice President - Corporate Services and
         Chief Financial Officer                              January 1, 1991

John A. Cirello, Age 53
     Executive Vice President and President and
         Chief Executive Officer - MP Water Resources         July 24, 1995

James P. Hallett, Age 43
     President and Chief Executive Officer - ADESA            August 21, 1996

John E. Fuller, Age 53
     President and
         Chief Executive Officer - Automotive Finance
         Corporation                                          January 1, 1994

Donnie R. Crandell, Age 53
     Senior Vice President and President - MP Real
         Estate Holdings                                      January 1, 1996
     Senior Vice President - Corporate Development            December 1, 1994
     Retired                                                  February 28, 1994
     Vice President - Corporate Development                   March 1, 1993

David G. Gartzke, Age 53
     Senior Vice President - Finance and Chief Financial
         Officer                                              December 1, 1994
     Vice President - Finance and Chief Financial Officer     March 1, 1993
     Vice President - Finance and Treasurer                   January 1, 1991

Laurence H. Fuller, 48
     Vice President - Corporate Development                   February 10, 1997

Philip R. Halverson, Age 48
     Vice President, General Counsel and Secretary            January 1, 1996
     General Counsel and Corporate Secretary                  March 1, 1993
     General Counsel and Assistant Secretary                  January 23, 1991

James A. Roberts, Age 46
     Vice President - Corporate Relations                     January 1, 1996

Mark A. Schober, Age 41
     Controller                                               March 1, 1993

James K. Vizanko, Age 43
     Treasurer                                                March 1, 1993

         All of the executive officers above, except Mr. Russell, Mr. Cirello, Mr. Crandell, Mr. Hallet, Mr. John Fuller, and Mr. Laurence Fuller, had been employed by the Company for more than five years in executive or management positions. Mr. Russell was previously group vice president of J. M. Huber Corporation, a $1.5 billion diversified manufacturing and natural resources company; Mr. Cirello was president of Metcalf & Eddy Services, Inc. from 1992 to 1995, responsible for $64 million in water/wastewater operation services, and before that was vice president - Eastern Region of Chemical Waste Management; Mr. Crandell was director of business development of the Company, vice president of Topeka and vice president of business development for Topeka prior to March 1, 1993; Mr. Hallet was previously executive vice president of ADESA and president of ADESA's Canadian operations; Mr. John Fuller was previously president and 50 percent owner of CITA, Inc., which he founded in 1987 (CITA was renamed Automotive Finance Corporation in December 1993 and sold to ADESA Corporation in January 1994); and Mr. Laurence Fuller was previously senior vice president, new business development and strategic planning, for Diners Club International, a subsidiary of CitiCorp, Inc. Prior to election to the positions shown above, the following executive officers held other positions with the Company after January 1, 1992: Mr. Roberts was director of corporate relations and director of governmental relations; Mr. Schober was director of internal audit; and Mr. Vizanko was director of investments and analysis, and manager of financial planning and analysis. There are no family relationships between any executive officers of the Company. All officers and directors are elected or appointed annually.

         The present term of office of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 13, 1997.

Item 2. Properties.

Electric Operations

         The Company had an annual and all-time record net peak load of 1,462 MW on November 12, 1996. The Company's average 1996 load factor was 87 percent. Information with respect to existing power supply sources is shown below.


                                                   Unit        Year         Net Winter           Net Electric
     Power Supply                                  No.       Installed      Capability           Requirements
     ------------                                  ---       ---------      ----------           ------------
                                                                               (MW)            (MWh)        (%)
     Steam
       Coal-Fired
           Boswell Energy Center
              near Grand Rapids, MN                  1          1958             69
                                                     2          1960             69
                                                     3          1973            350
                                                     4          1980            428
                                                                              -----
                                                                                916           5,980,330    43.1%
                                                                              -----
           Laskin Energy Center
              Hoyt Lakes, MN                         1          1953             55
                                                     2          1953             55
                                                                              -----
                                                                                110             418,261     3.0
                                                                              -----
       Coal-Wood Chip Fired
           M. L. Hibbard
              Duluth, MN                             3          1949             33                  28       -
                                                                              -----          ----------   -----
                      Total Steam                                             1,059           6,398,619    46.1
                                                                              -----          ----------   -----
     Hydro
       Group consisting of ten stations in MN                  Various          121             687,537     5.0
                                                                              -----          ----------   -----
     Purchased Power
       Square Butte burns lignite in Center, ND                                 333           2,392,514    17.2
       All other - net                                                            -           4,393,680    31.7
                                                                              -----          ----------   -----
                      Total Purchased Power                                     333           6,786,194    48.9
                                                                              -----          ----------   -----
     For the Year Ended December 31, 1996                                     1,513          13,872,350   100.0%
                                                                              =====          ==========   =====

         The Company has electric transmission and distribution lines of 500 kilovolts (kV) (7.8 miles), 230 kV (606.4 miles), 161 kV (42.9 miles), 138 kV (5.8 miles), 115 kV (1,257.3 miles) and less than 115 kV (6,114.1 miles). The Company owns and operates 178 substations with a total capacity of 8,539.2 megavoltamperes. Some of the transmission and distribution lines interconnect with other utilities.

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

         The Company is a member of the Mid-Continent Area Power Pool (MAPP). The MAPP enhances electric service reliability, and provides the opportunity for members to enter into various wholesale power transactions and coordinate planning, installation and operation of new generation and transmission facilities. The MAPP membership consists of various electric power suppliers located in North Dakota, South Dakota, eastern Montana, Nebraska, Iowa, Minnesota, Wisconsin, upper Michigan, Kansas, Manitoba and Saskatchewan and marketers and brokers located throughout North America. The electric power suppliers are investor-owned utilities including the Company, rural electric generation and transmission cooperatives, public power districts, municipal electric systems, municipal organizations, and the Western Area Power Administration - Billings, Montana. MAPP operates pursuant to an agreement that was approved by MAPP members on March 15, 1996, accepted by the FERC and became effective on November 1, 1996.

Water Services

         Florida Water is largest investor owned provider of water and wastewater services in Florida, serving more than 170,000 customers over 120 communities. Florida Water maintains more than 150 water and wastewater facilities throughout the state with plants ranging in size from 6 connections to greater than 25,000 connections. Florida Water provides its customers with 12 billion gallons of water per year primarily from Florida's underground aquifer. Substantially all of Florida Water's properties used in its water and wastewater operations are encumbered by a mortgage.

         Heater has water and wastewater systems located in subdivisions surrounding Raleigh, North Carolina, Fayetteville, North Carolina and Anderson, South Carolina. Water supply is primarily from ground water deep wells. Community ground water systems vary in size from 25 connections to 6,000
connections.   Some  systems  are  supplied  by  purchased  water.   Heater  has
approximately 180 systems and 375 wells serving 22,000 customers. Heater also has six wastewater treatment plants, ranging in size from 35,000 gallons per day
(gpd) to 250,000 gpd, and 17 lift stations located in its wastewater collection systems. These systems serve approximately 1,000 customers. Substantially all of Heater's properties used in its water and wastewater operations are encumbered by a mortgage.

Investments

         Property within the Company's real estate operations consists of 4,000 acres of land and approximately 8,000 home sites near Fort Myers, Florida; 1,110 home sites in Citrus County, Florida; and 3,000 home sites and 13,000 acres of residential, industrial and commercial land at Palm Coast, Florida.

Automotive Services

     The following table sets forth the auto auctions currently owned or leased by ADESA. Each auction has a multi-lane, drive-through auction facility, as well as additional buildings for reconditioning, registration, maintenance, body work and other ancillary and administrative services. Each auction also has secure parking areas in which it stores vehicles for auction. All automobile auction property owned by ADESA is subject to liens securing various notes payable.

                                                                                      Year               No.
                                                                                   Operations          Auction
ADESA Auctions                            Location                                  Commenced           Lanes
-------------------------------------------------------------------------------------------------------------------
United States
    ADESA Birmingham                      Moody, Alabama                              1987               10
    ADESA Sarasota/Bradenton              Bradenton, Florida                          1990                6
    ADESA Jacksonville                    Jacksonville, Florida                       1996                6
    ADESA South Florida <F1><F2>          Opa-Locka, Florida (near Miami)             1994                7
    ADESA Indianapolis                    Plainfield, Indiana                         1983               10
    ADESA Lexington                       Lexington, Kentucky                         1982                6
    ADESA Boston <F2>                     Framingham, Massachusetts                   1995               11
    ADESA New Jersey                      Manville, New Jersey                        1996                8
    ADESA Buffalo                         Akron, New York                             1992               10
    ADESA Charlotte <F2>                  Charlotte, North Carolina                   1994                8
    ADESA Cincinnati-Dayton               Franklin, Ohio                              1986                8
    ADESA Cleveland <F2>                  Northfield, Ohio                            1994                8
    ADESA Pittsburgh                      Pittsburgh, Pennsylvania                    1971                7
    ADESA Knoxville <F2>                  Lenoir City, Tennessee                      1984                6
    ADESA Memphis                         Memphis, Tennessee                          1990                6
    ADESA Austin <F2>                     Austin, Texas                               1990                6
    ADESA Dallas                          Dallas, Texas                               1990                6
    ADESA Houston                         Houston, Texas                              1995                3
    ADESA San Antonio                     San Antonio, Texas                          1989                5
    ADESA Wisconsin                       Portage, Wisconsin                          1984                5

Canada
    ADESA Moncton <F2>                    Moncton, New Brunswick                      1996                2
    ADESA Halifax <F2>                    Lr. Sackville, Nova Scotia                  1993                2
    ADESA Ottawa                          Vars, Ontario                               1990                5
    ADESA Montreal                        St. Eustache, Quebec                        1974                8

-------------------------------------------------------------------------------------------------------------------

<F1>   ADESA Corporation owns 51 percent of this auction facility.
<F2>   Leased auction facilities.(See Note 12.)

Item 3. Legal Proceedings.

     Material legal and regulatory proceedings are included in the discussion of the Company's business in Item 1 and are incorporated by reference herein.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

         The Company has paid dividends without interruption on its common stock since 1948. A quarterly dividend of $.51 per share on the common stock was paid on March 1, 1997, to the holders of record on February 14, 1997. The Company's common stock is listed on the New York Stock Exchange. Dividends paid per share and the high and low prices for the Company's common stock for the periods indicated as reported by The Wall Street Journal, Midwest Edition, were as follows:

                                                              Dividends
                                  Price Range              Paid Per Share
                                  -----------              --------------
         Quarter               High        Low           Quarterly     Annual
         -------               ----        ---           ---------     ------

   1996  -   First          $ 29 3/4     $ 26 1/8         $ .51
         -   Second           29           26               .51
         -   Third            28 3/4       26               .51
         -   Fourth           28 7/8       26 3/8           .51         $2.04

   1995  -   First          $ 26 3/8     $ 24 1/4         $ .51
         -   Second           28           25 1/4           .51
         -   Third            28 1/8       26 3/8           .51
         -   Fourth           29 1/4       27 1/2           .51         $2.04

         The amount and timing of dividends payable on the Company's common stock are within the sole discretion of the Company's Board of Directors. In 1996 the Company paid out 90 percent of its per share earnings in dividends. Over the longer term, the Company's goal is to reduce dividend payout to between 75 percent and 80 percent of per share earnings. This is expected to be accomplished by increasing earnings rather than reducing dividends.

         The Company's Articles of Incorporation and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 1996, no retained earnings were restricted as a result of these provisions. At March 1, 1997, there were approximately 24,000 common stock shareholders of record.

Item 6. Selected Financial Data.


                                               1996           1995            1994           1993           1992
                                            ---------       ---------      ---------      ---------       ---------
                                                              In thousands except per share amounts
Operating Revenue and Income                $ 846,928       $ 672,917      $ 582,169      $ 582,495       $ 575,503

Income (Loss)
   Continuing Operations                     $ 69,221        $ 61,857       $ 59,465        $64,374        $ 67,821
   Discontinued Operations                          -           2,848          1,868         (1,753)            636
                                            ---------       ---------      ---------      ---------       ---------
   Before Extraordinary Item                   69,221          64,705         61,333         62,621          68,457
   Extraordinary Gain                               -               -              -              -           4,831
                                            ---------       ---------      ---------      ---------       ---------
     Net Income                              $ 69,221        $ 64,705       $ 61,333        $62,621        $ 73,288
                                            =========       =========      =========      =========       =========
Earnings Per Share
   Continuing Operations                        $2.28           $2.06          $1.99          $2.27           $2.29
   Discontinued Operations                          -             .10            .07           (.07)            .02
                                                -----           -----          -----          -----           -----
   Before Extraordinary Item                     2.28            2.16           2.06           2.20            2.31
   Extraordinary Item                               -               -              -              -            0.16
                                                -----           -----          -----          -----           -----
     Total                                      $2.28<F1>       $2.16<F2>      $2.06<F3>      $2.20<F4>       $2.47<F5>
                                                =====           =====          =====          =====           =====

Dividends Per Share                             $2.04           $2.04          $2.02          $1.98           $1.94

Total Assets                               $2,146,049      $1,947,625     $1,807,798     $1,760,526      $1,625,504

Long-Term Debt                              $ 694,423       $ 639,548      $ 601,317      $ 611,144       $ 541,960
Redeemable Preferred Stock                   $ 20,000        $ 20,000       $ 20,000        $20,000        $ 21,000
Cumulative Quarterly Income
   Preferred Securities                      $ 75,000               -              -              -               -

---------------------------

<F1>  Includes  22  cents  per  share  from  the  recognition  of  tax  benefits associated with real estate operations.

<F2>  Includes  52  cents  per  share  from  the  recognition  of  tax  benefits associated with real estate operations and a 14 cent per share reduction associated with exiting the equipment manufacturing business.

<F3>  Includes 42 cents per share from the sale of certain  water plant  assets,
      13 cents per share from the recognition of escrow funds associated with real estate operations, a 21 cent per share decrease from the write-off of an investment and an 11 cent per share loss from the equipment manufacturing business.

<F4>  Includes  a 6 cent per  share  increase  as a result  of the  adoption  of
      Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants.

<F5>  Includes  an  extraordinary  gain of 16 cents  per  share  from the  early extinguishment of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The management's discussion and analysis of financial condition and results of operations appearing on pages 13 through 22 of the Minnesota Power 1996 Annual Report are incorporated by reference in this Form 10-K Annual Report.


Item 8. Financial Statements and Supplementary Data.

         The financial statements, together with the report thereon of Price Waterhouse LLP dated January 27, 1997, appearing on pages 23 through 40 of the Minnesota Power 1996 Annual Report, are incorporated by reference in this Form 10-K Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required for this Item is incorporated by reference herein from the "Election of Directors" section in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof.

Item 11. Executive Compensation.

         The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management"
section in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

         The information required for this Item is incorporated by reference herein from the "Certain Relationships and Related Transactions" section in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Certain Documents Filed as Part of Form 10-K.

     (1)  Financial Statements

                                                                  Pages in
                                                               Annual Report*
                                                               --------------
             Minnesota Power
             Report of Independent Accountants                       23
             Consolidated Balance Sheet at December 31, 1996
               and 1995                                              24
             For the three years ended December 31, 1996
                 Consolidated Statement of Income                    25
                 Consolidated Statement of Retained Earnings         25
                 Consolidated Statement of Cash Flows                26
                 Notes to Consolidated Financial Statements        27-40
------------------
*  Incorporated  by reference  herein from the Minnesota  Power 1996 Annual
   Report.



                                                                    Page
                                                                    ----
     (2)  Financial Statement Schedules
             Report of Independent Accountants on Financial
               Statement Schedule                                    32
             Minnesota Power and Subsidiaries Schedule:
                 II-Valuation and Qualifying Accounts and
                   Reserves                                          33

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
              No. 33-45549).

Exhibit
Number
-------

 *4(a)1  -    Mortgage and Deed of Trust, dated as of September 1, 1945, between the Company and Irving Trust Company (now The Bank of New York) and Richard H. West (W.T. Cunningham, successor), Trustees (filed as Exhibit 7(c), File No. 2-5865).

 *4(a)2  -    Supplemental Indentures to Mortgage and Deed of Trust:

                                                          Reference
              Number             Dated as of                File        Exhibit
              ------             -----------              ---------     -------

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

  4(a)3  -    Nineteenth  Supplemental  Indenture,  dated as of February  1,
              1997,  between  the  Company  and The Bank of New  York  (formerly
              Irving Trust Company) and W.T. Cunningham (successor to Richard H.
              West), Trustees.

  *4(b)  -    Mortgage and Deed of Trust,  dated as of March 1, 1943,  between
              Superior Water,  Light and Power Company and Chemical Bank & Trust
              Company and Howard B. Smith, as Trustees,  both succeeded by First
              Bank N.A., as Trustee (filed as Exhibit 7(c), File No. 2-8668), as supplemented and modified by First Supplemental Indenture thereto dated as of March 1, 1951 (filed as Exhibit 2(d)(1), File No.
              2-59690),  Second Supplemental Indenture thereto dated as of March
              1,  1962  (filed  as  Exhibit  2(d)1,  File  No.  2-27794),  Third
              Supplemental  Indenture  thereto  dated  July 1,  1976  (filed  as
              Exhibit 2(e)1, File No. 2-57478), Fourth Supplemental Indenture thereto dated as of March 1, 1985 (filed as Exhibit 4(b), File No.
              2-78641) and Fifth Supplemental Indenture thereto dated as of December 1, 1992 (filed as Exhibit 4(b)1 to Form 10-K for the year ended December 31, 1992, File No. 1-3548).

  4(b)1  -    Sixth  Supplemental  Indenture,  dated as of March 24, 1994, between Superior Water,  Light and Power Company and Chemical Bank
              (formerly   Chemical  Bank  &  Trust   Company)  and  Peter  Morse
              (successor to Howard B. Smith), Trustees.

  4(b)2  -    Seventh  Supplemental  Indenture,  dated as of  November 1, 1994, between Superior Water,  Light and Power Company and Chemical Bank
              (formerly   Chemical  Bank  &  Trust   Company)  and  Peter  Morse
              (successor to Howard B. Smith), Trustees.

  4(b)3  -    Eighth Supplemental  Indenture,  dated as of January 1, 1997, between  Superior  Water,  Light and Power  Company and First Bank
              N.A. Trustee.

Exhibit
Number
-------

  *4(c)  -    Indenture,  dated as of March 1, 1993,  between Southern States
              Utilities,  Inc.  (now Florida  Water  Services  Corporation)  and
              Nationsbank of Georgia,  National  Association (now SunTrust Bank,
              Central Florida,  N.A.), as Trustee (filed as Exhibit 4(d) to Form
              10-K for the year ended December 31, 1992, File No. 1-3548).

  4(c)1  -    First  Supplemental  Indenture,  dated as of March 1, 1993,
              between  Southern  States  Utilities,   Inc.  (now  Florida  Water
              Services   Corporation)  and  Nationsbank  of  Georgia,   National
              Association  (now  SunTrust  Bank,  Central  Florida,   N.A.),  as
              Trustee.

  *4(d)  -    Amended  and  Restated  Trust  Agreement,  dated as of March 1,
              1996,  relating  to MP&L  Capital I's 8.05%  Cumulative  Quarterly
              Income Preferred Securities, between the Company, as Depositor, and The Bank of New York, The Bank of New York (Delaware), Philip
              R. Halverson,  David G. Gartzke and James K. Vizanko,  as Trustees
              (filed as Exhibit  4(a) to Form 10-Q for the  quarter  ended March
              31, 1996, File No. 1-3548).

  *4(e)  -    Amendment No. 1, dated April 11, 1996, to Amended and Restated
              Trust  Agreement,  dated  as of March 1,  1996,  relating  to MP&L
              Capital I's 8.05% Cumulative Quarterly Income Preferred Securities
              (filed as Exhibit  4(b) to Form 10-Q for the  quarter  ended March
              31, 1996, File No. 1-3548).

  *4(f)  -    Indenture, dated as of March 1, 1996, relating to the Company's
              8.05% Junior Subordinated Debentures, Series A, Due 2015, between the Company and The Bank of New York, as Trustee (filed as Exhibit
              4(c) to Form 10-Q for the quarter  ended March 31, 1996,  File No.
              1-3548).

  *4(g)  -    Guarantee  Agreement,  dated as of March 1, 1996, relating to MP&L
              Capital   I's  8.05%   Cumulative   Quarterly   Income   Preferred
              Securities, between the Company, as Guarantor, and The Bank of New
              York, as Trustee (filed as Exhibit 4(d) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3548).

  *4(h)  -    Agreement as to Expenses  and  Liabilities,  dated as of March 20,
              1996,  relating  to MP&L  Capital I's 8.05%  Cumulative  Quarterly
              Income Preferred Securities,  between the Company and MP&L Capital
              I (filed as Exhibit 4(e) to Form 10-Q for the quarter  ended March
              31, 1996, File No. 1-3548).

   4(i)  -    Officer's  Certificate,  dated  March 20,  1996,  establishing the terms of the 8.05% Junior Subordinated  Debentures,  Series A,
              Due 2015 issued in connection with the 8.05% Cumulative  Quarterly
              Income Preferred Securities of MP&L Capital I.

  *4(j)  -    Rights  Agreement  dated as of July 24,  1996,  between  Minnesota
              Power & Light  Company and the  Corporate  Secretary  of Minnesota
              Power & Light Company, as Rights Agent (filed as Exhibit 4 to Form
              8-K dated August 2, 1996, File No. 1-3548).

   4(k)  -    Indenture,  dated as of May 15, 1996,  relating to the ADESA
              Corporation's  7.70%  Senior  Notes,  Series A, Due 2006,  between
              ADESA Corporation and The Bank of New York, as Trustee.

   4(l)  -    Guarantee of Minnesota Power & Light Company,  dated as of May 30,
              1996,  relating to the ADESA  Corporation's  7.70%  Senior  Notes,
              Series A, Due 2006.

   4(m)  -    ADESA Corporation  Officer's Certificate 1-D-1, dated May 30,
              1996,  relating to the ADESA  Corporation's  7.70%  Senior  Notes,
              Series A, Due 2006.

Exhibit
Number
-------

 *10(a)  -    Asset  Holdings III, L.P. Note Purchase  Agreement,  dated as of
              November 22, 1994 (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

 *10(b)  -    Lease and  Development  Agreement,  dated as of November 28, 1994 between  Asset  Holdings  III,  L.P.,  as  Lessor  and  A.D.E.  of
              Knoxville, Inc., as Lessee (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

 *10(c)  -    Lease and  Development  Agreement,  dated as of November 28, 1994 between Asset Holdings III,  L.P., as Lessor and  ADESA-Charlotte,
              Inc., as Lessee (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

 *10(d)  -    Lease and  Development  Agreement,  dated as of December 21, 1994 between  Asset  Holdings  III,  L.P.,  as Lessor and Auto  Dealers
              Exchange of Concord,  Inc.,  as Lessee  (filed as Exhibit 10(l) to
              Form 10-K for the year ended December 31, 1995, File No. 1-3548).

 *10(e)  -    Guaranty and Purchase Option Agreement between Asset Holdings III,
              L.P. and ADESA Corporation, dated as of November 28, 1994 (filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

  10(f)  -    Receivables  Purchase  Agreement  dated as of December 31, 1996, among AFC  Funding  Corporation,  as  Seller,  Automotive  Finance
              Corporation,  as  Servicer,  Pooled  Accounts  Receivable  Capital
              Corporation,  as Purchaser,  and Nesbitt Burns Securities Inc., as
              Agent.

  10(g)  -    First  Amendment  to  Receivables  Purchase  Agreement,  dated as of February 28, 1997,  among AFC Funding  Corporation,  as Seller,
              Automotive  Finance  Corporation,  as  Servicer,  Pooled  Accounts
              Receivable Capital  Corporation,  as Purchaser,  and Nesbitt Burns
              Securities Inc., as Agent.

  10(h)  -    Purchase and Sale Agreement  dated as of December 31, 1996,
              between   AFC   Funding   Corporation   and   Automotive   Finance
              Corporation.

+*10(i)  -    Minnesota Power Executive Annual Incentive Plan,  effective
              January 1, 1996 (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

+*10(j)  -    Minnesota Power and Affiliated  Companies  Supplemental  Executive
              Retirement Plan, as amended and restated, effective August 1, 1994
              (filed as Exhibit  10(b) to Form 10-K for the year ended  December
              31, 1995, File No. 1-3548).

+*10(k)  -    Executive  Investment Plan-I, as amended and restated,  effective
              November 1, 1988 (filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(l)  -    Executive Investment Plan-II, as amended and restated,  effective
              November 1, 1988 (filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(m)  -    Deferred Compensation Trust Agreement,  as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(n)  -    Executive  Long-Term  Incentive  Plan, as amended and restated, effective January 1, 1994 (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(o)  -    Minnesota Power Executive Long-Term Incentive  Compensation Plan,
              effective January 1, 1996 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

Exhibit
Number
-------

+*10(p)  -    Directors'  Long-Term  Incentive Plan, as amended and restated, effective January 1, 1994 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(q)  -    Minnesota  Power  Director  Stock Plan,  effective  January 1,
              1995 (filed as Exhibit 10 to Form 10-Q for the quarter ended March
              31, 1995, File No. 1-3548).

+*10(r)  -    Minnesota Power Director  Long-Term Stock Incentive Plan,
              effective January 1, 1996 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

     12  -    Computation of Ratios of Earnings to Fixed Charges and
              Supplemental Ratios of Earnings to Fixed Charges.

     13  -    Minnesota Power 1996 Annual Report - Management's  Discussion and
              Analysis of Financial Condition and Results of Operations, and the Company's financial statements listed in Item 14 (a)(1) of this report.

    *21  -    Subsidiaries of the Registrant (reference is made to the Company's
              Form U-3A-2 for the year ended December 31, 1996, File No. 69-78).

  23(a)  -    Consent of Independent Accountants.

  23(b)  -    Consent of General Counsel.

    *27  -    Financial Data Schedule (filed as Exhibit 27 to Form 8-K dated
              March 19, 1997, File No. 1-3548).

--------------------------
*    Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.


(b)  Reports on Form 8-K.

     Report on Form 8-K dated and filed on March 19, 1997, with respect to Item
     7. Financial Statements and Exhibits.

                        Report of Independent Accountants
                         on Financial Statement Schedule


To the Board of Directors
   of Minnesota Power

         Our audits of the consolidated financial statements referred to in our report dated January 27, 1997 appearing on page 23 of the 1996 Annual Report to Shareholders of Minnesota Power (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

PRICE WATERHOUSE LLP
Minneapolis, Minnesota
January 27, 1997

                                                                                                         Schedule II


                                                      Minnesota Power and Subsidiaries

                                                Valuation and Qualifying Accounts and Reserves
                                             For the Years Ended December 31, 1996, 1995 and 1994
                                                                  In thousands

                                                                   Additions
                                            Balance at      -----------------------       Deductions        Balance at
                                            Beginning        Charged         Other           from             End of
                                             of Year        to Income       Changes        Reserves <F1>      Period
---------------------------------------------------------------------------------------------------------------------------
Reserve deducted from related assets
   Provision for uncollectible accounts
    1996 Trade accounts receivable          $  3,325       $  4,697        $ 1,443          $  2,897         $ 6,568
         Other accounts receivable             1,152            188            180                42           1,478
    1995 Trade accounts receivable             1,041          3,004          1,453             2,173           3,325
         Other accounts receivable             2,773            186              -             1,807           1,152
    1994 Trade accounts receivable             1,565            722            116             1,362           1,041
         Other accounts receivable             1,135          1,845              -               207           2,773
  Deferred asset valuation allowance
    1996 Deferred tax assets <F2>              8,943         (8,200)             -                 -             743
    1995 Deferred tax assets <F2>             26,878        (17,935)             -                 -           8,943
    1994 Deferred tax assets                  31,475              -         (4,597)                -          26,878

---------------------------------

<F1>  Provision for uncollectible accounts includes bad debts written off.
<F2>  The deferred tax asset  valuation  allowance  was reduced by $18.4 million in 1995 and $8.2 million in 1996 based on a detailed analysis of the projected future taxable income based on a new business strategy for real estate operations. (See Note 14.)

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





                                             MINNESOTA POWER & LIGHT COMPANY
                                                      (Registrant)


Dated:   March 28, 1997                 By         EDWIN L. RUSSELL
                                           -----------------------------------
                                                   Edwin L. Russell
                                                 Chairman, President and
                                                 Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                        Title                      Date
      ---------                        -----                      ----



    EDWIN L. RUSSELL           Chairman, President,          March 28, 1997
------------------------
    Edwin L. Russell          Chief Executive Officer
                                   and Director



      D.G. GARTZKE            Senior Vice President-         March 28, 1997
------------------------
      D.G. Gartzke                  Finance and
                              Chief Financial Officer



     MARK A. SCHOBER                Controller               March 28, 1997
------------------------
     Mark A. Schober

     Signature                      Title                        Date
     ---------                      -----                        ----



  MERRILL K. CRAGUN               Director                  March 28, 1997
------------------------
  Merrill K. Cragun

  DENNIS E. EVANS                 Director                  March 28, 1997
------------------------
  Dennis E. Evans

  PETER J. JOHNSON                Director                  March 28, 1997
------------------------
  Peter J. Johnson

 GEORGE L. MAYER                  Director                  March 28, 1997
------------------------
 George L. Mayer

 PAULA F. MCQUEEN                 Director                  March 28, 1997
------------------------
 Paula F. McQueen

ROBERT S. NICKOLOFF               Director                  March 28, 1997
------------------------
Robert S. Nickoloff

  JACK I. RAJALA                  Director                  March 28, 1997
------------------------
  Jack I. Rajala

AREND J. SANDBULTE                Director                  March 28, 1997
------------------------
Arend J. Sandbulte

    NICK SMITH                    Director                  March 28, 1997
------------------------
    Nick Smith

BRUCE W. STENDER                  Director                  March 28, 1997
------------------------
Bruce W. Stender

DONALD C. WEGMILLER               Director                  March 28, 1997
------------------------
Donald C. Wegmiller