Form 10-Q
period 1997-03-31
MINNESOTA POWER & LIGHT CO
filed 1997-05-09
CIK 66756

Securities and Exchange Commission
                              Washington, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                       or

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



                           Common Stock, no par value,
                          32,958,014 shares outstanding
                              as of April 30, 1997

                         Minnesota Power & Light Company

                                      Index

                                                                     Page

Part I.  Financial Information

         Item 1.    Financial Statements

              Consolidated Balance Sheet -
                   March 31, 1997 and December 31, 1996                1

              Consolidated Statement of Income -
                   Quarter Ended March 31, 1997 and 1996               2

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 1997 and 1996               3

              Notes to Consolidated Financial Statements               4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       7

Part II. Other Information

         Item 5.   Other Information                                  10

         Item 6.   Exhibits and Reports on Form 8-K                   11

Signatures                                                            12

                                   Definitions

          The following  abbreviations  or acronyms are used in the text.


  Abbreviation
  or Acronym                               Term
------------------     -------------------------------------------------------
1996 Form 10-K         Minnesota Power's Annual Report on Form 10-K for
                       the Year Ended December 31, 1996
ADESA                  ADESA Corporation
AFC                    Automotive Finance Corporation
BNI Coal               BNI Coal, Ltd.
Common Stock           Minnesota Power & Light Company's common stock
Company                Minnesota Power & Light Company and its Subsidiaries
DOJ                    United States Department of Justice
DRIP                   Dividend Reinvestment and Stock Purchase Plan
EPA                    United States Environmental Protection Agency
ESOP                   Employee Stock Ownership Plan
FERC                   Federal Energy Regulatory Commission
Heater                 Heater Utilities, Inc.
ISI                    Instrumentation Services, Inc.
Florida Water          Florida Water Services Corporation
FPSC                   Florida Public Service Commission
Lehigh                 Lehigh Acquisition Corporation
Minnesota Power        Minnesota Power & Light Company and its Subsidiaries
MPUC                   Minnesota Public Utilities Commission
MW                     Megawatt(s)
NCUC                   North Carolina Utilities Commission
Palm Coast             Palm Coast Holdings, Inc.
PSCW                   Public Service Commission of Wisconsin
SCPSC                  South Carolina Public Service Commission
Square Butte           Square Butte Electric Cooperative
SWL&P                  Superior Water, Light and Power Company

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                                                Minnesota Power
                                           Consolidated Balance Sheet
                                                  In Thousands
                                                                    March 31,          December 31,
                                                                      1997                 1996
                                                                    Unaudited             Audited
------------------------------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                                         $    792,239         $    796,055
     Water services                                                   319,904              323,869
     Automotive services                                              164,369              167,274
     Investments                                                      234,261              236,509
                                                                 ------------         ------------
         Total plant and other assets                               1,510,773            1,523,707
                                                                 ------------         ------------
Current Assets
     Cash and cash equivalents                                         58,851               40,095
     Trading securities                                                95,498               86,819
     Trade accounts receivable (less reserve of
       $8,250 and $6,568)                                             207,208              144,060
     Notes and other accounts receivable                               19,425               20,719
     Fuel, material and supplies                                       23,796               23,221
     Prepayments and other                                             15,493               17,195
                                                                 ------------         ------------
         Total current assets                                         420,271              332,109
                                                                 ------------         ------------
Deferred Charges
     Regulatory                                                        78,401               83,496
     Other                                                             30,366               27,086
                                                                 ------------         ------------
         Total deferred charges                                       108,767              110,582
                                                                 ------------         ------------
Intangible Assets
     Goodwill                                                         164,739              166,986
     Other                                                             11,984               12,665
                                                                 ------------         ------------
         Total intangible assets                                      176,723              179,651
                                                                 ------------         ------------
Total Assets                                                     $  2,216,534         $  2,146,049
-----------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value, 65,000,000
         shares authorized 32,934,958 and
         32,758,310 shares outstanding                           $    399,185         $    394,187
     Unearned ESOP shares                                             (68,213)             (69,124)
     Net unrealized gain on securities investments                        733                2,752
     Cumulative translation adjustment                                     86                   73
     Retained earnings                                                282,787              282,960
                                                                 ------------         ------------
         Total common stock equity                                    614,578              610,848
     Cumulative preferred stock                                        11,492               11,492
     Redeemable serial preferred stock                                 20,000               20,000
     Company obligated mandatorily redeemable preferred
         securities of subsidiary MP&L Capital I which
         holds solely Company Junior Subordinated
         Debentures                                                    75,000               75,000
     Long-term debt                                                   683,834              694,423
                                                                 ------------         ------------
         Total capitalization                                       1,404,904            1,411,763
                                                                 ------------         ------------
Current Liabilities
     Accounts payable                                                 106,535               72,787
     Accrued taxes                                                     61,551               48,813
     Accrued interest and dividends                                    10,029               14,851
     Notes payable                                                    174,793              155,726
     Long-term debt due within one year                                25,178                7,208
     Other                                                             36,628               37,598
                                                                 ------------         ------------
         Total current liabilities                                    414,714              336,983
                                                                 ------------         ------------
Deferred Credits
     Accumulated deferred income taxes                                148,875              148,931
     Contributions in aid of construction                              99,090               98,378
     Regulatory                                                        63,881               64,394
     Other                                                             85,070               85,600
                                                                 ------------         ------------
         Total deferred credits                                       396,916              397,303
                                                                 ------------         ------------
Total Capitalization and Liabilities                             $  2,216,534         $  2,146,049
-----------------------------------------------------------------------------------------------------
               The  accompanying  notes are an integral  part of these statements.


                                 Minnesota Power
                        Consolidated Statement of Income
                In Thousands Except Per Share Amounts - Unaudited



                                                            Quarter Ended
                                                              March 31,
                                                         1997         1996
------------------------------------------------------------------------------

Operating Revenue and Income
       Electric operations                          $   131,457   $   131,501
       Water services                                    20,648        19,227
       Automotive services                               60,510        39,693
       Investments                                        9,458        12,255
                                                    -----------   -----------
           Total operating revenue and income           222,073       202,676
                                                    -----------   -----------

Operating Expenses
       Fuel and purchased power                          44,029        43,643
       Operations                                       138,379       119,822
       Interest expense                                  17,308        14,160
                                                    -----------   -----------
           Total operating expenses                     199,716       177,625
                                                    -----------   -----------

Income from Equity Investment                             4,042         3,777
                                                    -----------   -----------

Operating Income                                         26,399        28,828

Distributions on Redeemable
       Preferred Securities of Subsidiary                 1,509           201

Income Tax Expense                                        8,796        10,324
                                                    -----------   -----------

Net Income                                               16,094        18,303

Dividends on Preferred Stock                                487           800
                                                    -----------   -----------

Earnings Available for Common Stock                 $    15,607   $    17,503
                                                    ===========   ===========




Average Shares of Common Stock                           30,223        28,786



Earnings Per Share of Common Stock                       $  .52        $ .61


Dividends Per Share of Common Stock                      $  .51        $ .51

------------------------------------------------------------------------------
    The  accompanying  notes are an integral  part of this statement.

                                 Minnesota Power
                      Consolidated Statement of Cash Flows
                            In Thousands - Unaudited

                                                             Quarter Ended
                                                                March 31,
                                                           1997          1996
--------------------------------------------------------------------------------

Operating Activities
       Net income                                      $  16,094       $18,303
       Income from equity investment                      (4,042)       (3,777)
       Depreciation and amortization                      17,961        16,216
       Deferred income taxes                                (438)         (742)
       Deferred investment tax credits                      (493)         (623)
       Pre-tax gain on sale of plant                      (3,376)       (1,073)
       Changes in operating assets and liabilities
          Trading securities                              (8,679)       (5,948)
          Notes and accounts receivable                  (59,378)      (45,776)
          Fuel, material and supplies                       (575)        3,584
          Accounts payable                                33,748        33,532
          Other current assets and liabilities             8,648        24,279
       Other - net                                         3,315         5,342
                                                       ---------      --------
              Cash from operating activities               2,785        43,317
                                                       ---------      --------


Investing Activities
       Proceeds from sale of investments in
       securities                                         11,882         7,849
       Proceeds from sale of plant                         4,375             -
       Additions to investments                           (7,809)         (672)
       Additions to plant                                 (8,558)      (25,427)
       Changes to other assets - net                         966           250
                                                       ---------      --------
              Cash from (for) investing activities           856       (18,000)
                                                       ---------      --------


Financing Activities
       Issuance of common stock                            4,935         4,546
       Issuance of long-term debt                         76,000        77,108
       Issuance of Company obligated mandatorily
           redeemable preferred securities of
           subsidiary MP&L Capital I - net                     -        72,638
       Changes in notes payable - net                     19,067       (53,821)
       Reductions of long-term debt                      (68,620)      (81,217)
       Dividends on preferred and common stock           (16,267)      (15,878)
                                                       ---------      --------
              Cash from financing activities              15,115         3,376
                                                       ---------      --------


Change in Cash and Cash Equivalents                       18,756        28,693
Cash and Cash Equivalents at Beginning of Period          40,095        31,577
                                                       ---------      --------
Cash and Cash Equivalents at End of Period             $  58,851      $ 60,270
                                                       =========      ========


Supplemental Cash Flow Information
       Cash paid during the period for
              Interest (net of capitalized)            $  18,366      $ 17,781
              Income taxes                             $   2,362      $  2,844

--------------------------------------------------------------------------------
        The accompanying  notes are an integral  part of this statement.

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1996 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year.


Note 1.  Business Segments
In Thousands

                                                                                        Investments
                                                                                    -------------------   Corporate
                                              Electric      Water     Automotive    Portfolio &   Real     Charges
                              Consolidated   Operations    Services    Services     Reinsurance  Estate     & Other
                              ------------   ----------    --------   ----------    -----------  ------   ---------
Quarter Ended March 31, 1997

Operating revenue and income   $  222,073    $ 131,457    $  20,648    $  60,510    $   4,949    $ 4,831   $  (322)
Operation and other expense       164,447       94,872       14,046       47,856          537      3,844     3,292
Depreciation and amortization
  expense                          17,961       11,163        3,177        3,510            -         38        73
Interest expense                   17,308        5,381        2,700        2,355          255        297     6,320
Income from equity investment       4,042            -            -            -        4,042          -         -
                               ----------    ---------    ---------    ---------    ---------   --------   -------
Operating income (loss)            26,399       20,041          725        6,789        8,199        652   (10,007)
Distributions on redeemable
  preferred securities of
  subsidiary                        1,509          420            -            -            -          -     1,089
Income tax expense (benefit)        8,796        7,399          314        3,589        2,891        317    (5,714)
                               ----------    ---------    ---------    ---------    ---------   --------   -------
Net income (loss)              $   16,094    $  12,222    $     411    $   3,200    $   5,308   $    335   $(5,382)
                               ==========    =========    =========    =========    =========   ========   =======

Total assets                   $2,216,534    $ 982,630    $ 342,832    $ 540,093    $ 263,746   $ 85,409   $ 1,824
Accumulated depreciation       $  670,881    $ 541,863    $ 121,214    $   7,804            -          -         -
Accumulated amortization       $   10,512            -            -    $   9,425            -   $  1,087         -
Construction work in progress  $   32,842    $  11,447    $  10,866    $  10,529            -          -         -



Quarter Ended March 31, 1996

Operating revenue and income   $  202,676    $ 131,501    $  19,227    $  39,693    $   3,869    $ 8,676   $  (290)
Operation and other expense       147,249       95,307       11,518       34,202          523      3,213     2,486
Depreciation and amortization
  expense                          16,216       10,499        3,137        2,550            -         30         -
Interest expense                   14,160        5,598        3,287        1,291            1          2     3,981
Income from equity investment       3,777            -            -            -        3,777          -         -
                               ----------    ---------    ---------    ---------    ---------   --------  --------
Operating income (loss)            28,828       20,097        1,285        1,650        7,122      5,431    (6,757)
Distributions on redeemable
  preferred securities of
  subsidiary                          201           77            -            -            -          -       124
Income tax expense (benefit)       10,324        7,773          450          662        1,969      2,363    (2,893)
                               ----------    ---------    ---------    ---------    ---------   --------   -------
Net income (loss)              $   18,303    $  12,247    $     835    $     988    $   5,153   $  3,068   $(3,988)
                               ==========    =========    =========    =========    =========   ========   =======

Total assets                   $2,027,708    $ 990,018    $ 340,312    $ 429,604    $ 210,973   $ 55,225   $ 1,576
Accumulated depreciation       $  631,694    $ 518,311    $ 110,536    $   2,847            -          -         -
Accumulated amortization       $    4,195            -            -    $   3,398            -   $    797         -
Construction work in progress  $   55,491    $  12,835    $  14,880    $  27,776            -          -         -

Note 2.   Regulatory Matters

FPSC Refund Order in Connection with 1991 Rate Case. Responding to a Florida Supreme Court decision addressing the issue of retroactive ratemaking with respect to another company, in March 1996 the FPSC voted to reconsider an October 1995 order (Refund Order) which would have required Florida Water to refund about $13 million, which includes interest, to customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. Under the Refund Order, the collection through a surcharge of the $13 million from customers who paid less under uniform rates was not permitted. The Refund Order was in response to the Florida First District Court of Appeals (Court of Appeals) reversal in April 1995 of the 1993 FPSC order which imposed uniform rates for most of Florida Water's service areas in Florida. With "uniform rates," all customers in the uniform rate areas pay the same rates for water and wastewater services. Uniform rates are an alternative to "stand-alone" rates which are calculated based on the cost of serving each service area. The FPSC reconsidered the Refund Order, but in August 1996 upheld by a 3 to 2 vote its decision to order refunds without offsetting surcharges. Florida Water filed an appeal of this decision with the Court of Appeals. A decision on the appeal is anticipated by the end of 1997. The Company continues to believe that it is improper for the FPSC to order a refund to one group of customers without permitting recovery of a similar amount from the remaining customers since the Court of Appeals affirmed the Company's total revenue requirement for operations in Florida. No provision for refund has been recorded. The Company is unable to predict the outcome of this matter.

Florida Water's 1995 Rate Case. Florida Water requested an $18.1 million rate increase in June 1995. On October 30, 1996 the FPSC issued its final order in the Florida Water rate case. The final order established water and wastewater rates for all customers of Florida Water regulated by the FPSC. The new rates, which became effective on September 20, 1996, resulted in an annualized increase in revenue of approximately $11.1 million. This increase included, and was not in addition to, the $7.9 million increase in annualized revenue granted as interim rates effective on January 23, 1996. The FPSC approved a new rate structure called "capband," which replaces uniform rates. With capband rates, areas with similar cost of service are grouped into one of a number of rate bands, and all customers within a given band are charged the same rate. This rate structure is designed so that a customer's bill will not exceed a certain "cap" unless the customer's usage exceeds an assumed level. On November 1, 1996 Florida Water filed with the Court of Appeals an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals with the Court of Appeals regarding the FPSC's final order. The Company is unable to predict the outcome of this matter. Florida law provides that the new rates be implemented, subject to refund, while the order is under appeal.

Florida Jurisdictional Issues. In June 1995 the FPSC issued an order assuming jurisdiction over Florida Water facilities statewide following an investigation of all of Florida Water's facilities. Several counties in Florida appealed this FPSC decision to the Court of Appeals. In December 1996 the Court of Appeals issued an opinion reversing the FPSC order. In January 1997 the Court of Appeals denied motions for rehearing. No further appeals were filed.

Hernando County Rates. On February 14, 1997 the FPSC issued an order which requires Florida Water to charge rates to customers in Hernando County based on a modified stand-alone rate structure instead of the uniform rate structure set by the FPSC in the 1991 rate case and currently in effect. The imposition of this rate structure would reduce Florida Water revenue by $1.6 million on a prospective annual basis. On February 28, 1997 Florida Water filed a motion with the FPSC for reconsideration of this order. Florida Water's February 28, 1997 request for reconsideration of this order was heard on May 6, 1997, at which time the FPSC indicated the request would be denied. Florida Water plans on appealing this denial when the written order is received. Since the order involves a rate reduction, Florida Water believes that, under FPSC rules, the FPSC must grant a stay of this rate reduction pending the outcome of any appeals. The Company is unable to predict the outcome of this matter.

Since Hernando County has assumed jurisdiction over Florida Water's rates within the county, Florida Water filed a rate increase in April 1997 as requested by Hernando County. Final rates resulting in $8 million in annualized revenues for water and wastewater services, if approved by Hernando County, would result in a $124,000 net annual increase from current revenue levels. By law, the County must take action by June 1997 on Florida Water's request for interim rates.

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

The cost of the power and energy is a proportionate share of Square Butte's fixed obligations and variable operating costs, based on the percentage of the total output purchased by the Company. The annual fixed obligations of the Company to Square Butte are $20.1 million from 1997 through 2001. The variable operating costs are not incurred unless production takes place. The Company is responsible for paying all costs and expenses of Square Butte if not paid by Square Butte when due. These obligations and responsibilities of the Company are absolute and unconditional whether or not any power is actually delivered to the Company.



Note 4.   Income Tax Expense

                                                          Quarter Ended
                                                            March 31,
Schedule of Income Tax Expense (Benefit)             1997              1996
--------------------------------------------------------------------------------
In Thousands

     Current tax
         Federal                                  $  8,208          $   8,859
         Foreign                                      (353)              (101)
         State                                       1,872              2,931
                                                  --------          ---------
                                                     9,727             11,689
                                                  --------          ---------
     Deferred tax
         Federal                                      (149)               (12)
         State                                        (289)              (730)
                                                  --------          ---------
                                                      (438)              (742)
                                                  --------          ---------

     Deferred tax credits                             (493)              (623)
                                                  --------          ---------

              Total income tax expense            $  8,796          $  10,324
--------------------------------------------------------------------------------

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Minnesota Power has operations in four business segments: (1) electric operations, which include electric and gas services, and coal mining; (2) water services, which include water and wastewater services; (3) automotive services, which include auctions, a finance company and an auto transport company; and (4) investments, which include a securities portfolio, a 21 percent equity investment in a financial guaranty reinsurance company, and real estate operations.

Earnings per share of common stock for the quarter ended March 31, 1997 were 52 cents compared to 61 cents for the quarter ended March 31, 1996. Earnings in 1997 reflect a significant increase in automotive services due to the expansion of ADESA's automobile auction operations and AFC's dealer floor plan financing business. 1997 earnings also reflect a solid performance from electric operations, consistent performance by the portfolio and reinsurance part of the investments segment, and a decrease in earnings from water services due to a loss incurred by ISI. Corporate charges and other reflect increased debt service costs due to the higher balance of commercial paper in 1997 and a full quarter of distributions with respect to the Cumulative Quarterly Income Preferred Securities issued in March 1996. Earnings in 1996 reflect a gain from the sale of water assets and a significant gain from the sale of a real estate joint venture interest by the real estate part of the investments segment.


                                                  Quarter Ended March 31,
Earnings Per Share                                 1997             1996
-------------------------------------------------------------------------------

         Electric Operations                      $ .40            $ .41

         Water Services                             .01              .03

         Automotive Services                        .11              .03

         Investments
              Portfolio and reinsurance             .18              .18
              Real estate                           .01              .11
                                                  -----            -----
                                                    .19              .29

         Corporate Charges and Other               (.19)            (.15)
                                                  -----            -----

         Total Earnings Per Share                 $ .52            $ .61
-------------------------------------------------------------------------------


Consolidated Financial Comparison of the Quarters Ended March 31, 1997 and 1996.

Operating Revenue and Income. Electric operations operating revenue and income was down slightly compared to 1996 due to a 2 percent decrease in total kilowatthour sales. The decrease is attributed to a decline in sales to other power suppliers due to the fact that less power was available for resale. The decrease was partially offset by an increase in sales to large power taconite and paper customers because of more favorable winter weather conditions allowing higher production of taconite pellets compared to 1996 and an increased demand for paper.

Water services operating revenue and income was 7 percent higher in 1997 primarily because of increased rates approved by the FPSC in September 1996. A $1.1 million pre-tax gain from the sale of water assets was included in 1996.

Automotive Services. The addition of eight automobile auction sites during 1996 was the primary factor that contributed to the 52 percent increase in automotive services operating revenue and income and the 29 percent increase in the number of cars sold. The expansion of AFC's dealer financing business also contributed to higher operating revenue and income.

Investments operating revenue and income was lower in 1997 because 1996 included $3.7 million from the sale of Lehigh's joint venture investment in a resort and golf course.

Operations expenses were $18.6 million higher in 1997. The increase reflects $8.7 million of expenses from the eight automobile auction sites added by ADESA in 1996. The expansion of AFC, and the 1996 additions of ISI and Palm Coast, increased operations expense $4.9 million in 1997.

Interest expense was higher in 1997 due primarily to a higher balance of commercial paper used to fund the expansion of automotive services.

Distributions on redeemable preferred securities of subsidiary are higher in 1997 because the securities were outstanding for the entire quarter in 1997 compared to less than one month in 1996.


Business Segment Comparison of the Quarters Ended March 31, 1997 and 1996.

Electric Operations. Operating revenue and income from electric operations was down slightly compared to 1996 due to a 2 percent decrease in total kilowatthour sales. The decrease is attributed to a decline in sales to other power suppliers due to the fact that less power was available for resale. The decrease was partially offset by an increase in sales to large power taconite and paper customers because of more favorable winter weather conditions allowing higher production of taconite pellets compared to 1996 and an increased demand for paper.

Revenue from electric sales to taconite customers accounted for 32 percent of electric operating revenue in 1997 compared to 31 percent in 1996. Electric sales to paper and other wood-products companies accounted for 12 percent of electric operating revenue in 1997 and 11 percent in 1996. Sales to other power suppliers accounted for 3 percent of electric operating revenue in 1997 compared to 5 percent in 1996.

Water Services. Operating revenue and income from water services was higher in 1997 primarily because of increased rates approved by the FPSC in 1996 for Florida Water customers. The increase was offset by less revenue following the sale of two water systems by Heater in 1996. The first quarter of 1996 included a $1.1 million pre-tax gain on the sale of one water system in South Carolina. ISI, which was acquired in April 1996, increased revenue by $1.0 million and operating expenses by $1.6 million in 1997.

Automotive Services. The addition of eight automobile auction sites during 1996 was the primary factor that contributed to the 52 percent increase in operating revenue and income and the 29 percent increase in the number of cars sold. The expansion of AFC's dealer financing business also contributed to higher operating revenue and income. The eight additional automobile auction sites increased operating expenses by $8.7 million in 1997.

Investments.

   - Securities Portfolio and Reinsurance. The Company's securities portfolio and reinsurance earned an annualized after tax return of 10.1 percent in 1997 compared to 9.2 percent in 1996.

   - Real Estate Operations. Revenue was down in 1997 as a result of fluctuations in sales from quarter to quarter. Revenue in 1996 included $3.7 million from the sale of Lehigh's joint venture investment in a resort and golf course. Also, the April 1996 acquisition of Palm Coast increased 1997 operating expenses by $1.3 million.

Liquidity and Financial Position

Reference is made to the Consolidated Statement of Cash Flows for the three months ended March 31, 1997 and 1996, for purposes of the following discussion.

Cash Flow Activities. Cash from operating activities was affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 4 million original issue shares of common stock are available for issuance through the DRIP.

On May 1, 1997 AFC sold an additional $25 million of receivables to a third party purchaser, in total $75 million. Under the terms of the five year agreement, the purchaser agrees to make reinvestments up to $100 million to the extent that such reinvestments are supported by eligible receivables. Proceeds from the sale of the receivables were used to repay borrowings from the Company.

Capital Requirements. Consolidated capital expenditures for the three months ended March 31, 1997 totaled $15.1 million. These expenditures include $7.7 million for electric operations, $5.7 million for water services and $1.7 million for automotive services. Internally generated funds were the primary source for funding electric and water operation expenditures. ADESA issued long-term debt to finance its capital expenditures.

New Accounting Standard. In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS). The objective of the new standard is to simplify the computation of EPS and make the U.S. standard for this computation more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The adoption of SFAS 128 is expected to be immaterial to the Company's results of operations.

PART II.   OTHER INFORMATION

Item 5.    Other Information

Reference is made to the Company's 1996 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1996 Form 10-K.


Ref. Page 4. - Table - Contract Status for Minnesota Power Large Power Customers

On May 2, 1997 the MPUC approved a new Large Power contract with Inland Steel Mining Co. (Inland). The agreement provides for Minnesota Power to remain Inland's sole electric supplier through December 31, 2007.


Ref. Page 8. - Fifth Paragraph

On March 14, 1997 the Public Service Commission of Wisconsin approved SWL&P's request to serve potential natural gas customers in the Solon Springs and Bennett, Wisconsin areas. The project is expected to cost $1.5 million and will be funded in part through a surcharge to new customers in the expansion area over a five-year period.


Ref. Page 14. - Second Paragraph

Since Hernando County has assumed jurisdiction over Florida Water's rates within the county, Florida Water filed a rate increase in April 1997 as requested by Hernando County. Final rates resulting in $8 million in annualized revenues for water and wastewater services, if approved by Hernando County, would result in a $124,000 net annual increase from current revenue levels. By law, the County must take action by June 1997 on Florida Water's request for interim rates.


Ref. Page 15. - Sixth Paragraph

On April 14, 1997 the DOJ, on behalf of the EPA, served Florida Water with a complaint in a civil action in the U.S. District Court for the Middle District of Florida (District Court). The suit seeks civil penalties of not to exceed $25,000 per day for each alleged violation of effluent limitations in the National Pollutant Discharge Elimination System permits occurring at the University Shores and Seaboard wastewater facilities from February 1992 through March 1994. Florida Water timely filed with the District Court the answer to the complaint on May 5, 1997.


Ref. Page 16. - Fourth Paragraph

On March 31, 1997 ADESA signed a letter agreement to participate in a joint venture to open a new automobile auction in Sacramento, California. The Sacramento site is on 37 acres with five auction lanes. On March 31, 1997 ADESA sold its Sarasota/Bradenton auction facilities in Florida in favor of emphasizing its Jacksonville and South Florida auctions.

                      -------------------------------------


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

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

                      -------------------------------------


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

          4 Second Supplemental Indenture, dated as of March 31, 1997, between Southern States Utilities, Inc.(now Florida Water Services Corporation) and Nationsbank of Georgia, National Association (now SunTrust Bank, Central Florida, N.A.), as Trustee.

         27    Financial Data Schedule

(b)  Reports on Form 8-K.

     Report on Form 8-K dated and filed March 19, 1997 with respect to Item 7. Financial Statements and Exhibits.

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




                                               Minnesota Power & Light Company
                                               -------------------------------
                                                        (Registrant)





May 9, 1997                                             D. G. Gartzke
                                               -------------------------------
                                                        D. G. Gartzke
                                                Senior Vice President - Finance
                                                   and Chief Financial Officer




May 9, 1997                                             Mark A. Schober
                                               -------------------------------
                                                        Mark A. Schober
                                                          Controller