Form 10-Q
period 1997-06-30
MINNESOTA POWER & LIGHT CO
filed 1997-08-07
CIK 66756

                       Securities and Exchange Commission
                              Washington, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



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



                           Common Stock, no par value,
                          33,126,189 shares outstanding
                               as of July 31, 1997

                         Minnesota Power & Light Company

                                      Index

                                                                           Page

Part I.  Financial Information

         Item 1.    Financial Statements

              Consolidated Balance Sheet -
                   June 30, 1997 and December 31, 1996                        1

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 1997
                   and 1996                                                   2

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 1997 and 1996                    3

              Notes to Consolidated Financial Statements                      4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              8

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders       12

         Item 5.   Other Information                                         13

         Item 6.   Exhibits and Reports on Form 8-K                          14

Signatures                                                                   15

                                   Definitions

          The following abbreviations or acronyms are used in the text.


     Abbreviation
      or Acronym                                  Term
-----------------------     ----------------------------------------------------
1996 Form 10-K              Minnesota Power's Annual Report on Form 10-K for
                            the Year Ended December 31, 1996
ADESA                       ADESA Corporation
AFC                         Automotive Finance Corporation
Americas' Water             Americas' Water Services Corporation
BNI Coal                    BNI Coal, Ltd.
Common Stock                Minnesota Power & Light Company's common stock
Company                     Minnesota Power & Light Company and its Subsidiaries
DOJ                         United States Department of Justice
DRIP                        Dividend Reinvestment and Stock Purchase Plan
EPA                         United States Environmental Protection Agency
ESOP                        Employee Stock Ownership Plan
FERC                        Federal Energy Regulatory Commission
Heater                      Heater Utilities, Inc.
IRS                         Internal Revenue Service
ISI                         Instrumentation Services, Inc.
Florida Water               Florida Water Services Corporation
FPSC                        Florida Public Service Commission
Lehigh                      Lehigh Acquisition Corporation
Minnesota Power             Minnesota Power & Light Company and its Subsidiaries
MPUC                        Minnesota Public Utilities Commission
MW                          Megawatt(s)
MP Water Resources          MP Water Resources Group, Inc.
NCUC                        North Carolina Utilities Commission
Palm Coast                  Palm Coast Holdings, Inc.
PSCW                        Public Service Commission of Wisconsin
SCPSC                       South Carolina Public Service Commission
Square Butte                Square Butte Electric Cooperative
SWL&P                       Superior Water, Light and Power Company

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements


                                                    Minnesota Power
                                              Consolidated Balance Sheet
                                                     In Thousands
                                                                                 June 30,           December 31,
                                                                                   1997                 1996
                                                                                 Unaudited             Audited
-------------------------------------------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                                                      $    788,754         $    796,055
     Water services                                                                322,325              323,869
     Automotive services                                                           166,384              167,274
     Investments                                                                   246,741              236,509
                                                                              ------------         ------------
         Total plant and other assets                                            1,524,204            1,523,707
                                                                              ------------         ------------
Current Assets
     Cash and cash equivalents                                                      68,140               40,095
     Trading securities                                                            108,173               86,819
     Trade accounts receivable (less reserve
         of $9,109 and $6,568)                                                     180,635              144,060
     Notes and other accounts receivable                                            18,532               20,719
     Fuel, material and supplies                                                    25,489               23,221
     Prepayments and other                                                          16,590               17,195
                                                                              ------------         ------------
         Total current assets                                                      417,559              332,109
                                                                              ------------         ------------
Deferred Charges
     Regulatory                                                                     75,037               83,496
     Other                                                                          33,098               27,086
                                                                              ------------         ------------
         Total deferred charges                                                    108,135              110,582
                                                                              ------------         ------------
Intangible Assets
     Goodwill                                                                      162,593              166,986
     Other                                                                          11,491               12,665
                                                                              ------------         ------------
         Total intangible assets                                                   174,084              179,651
                                                                              ------------         ------------
Total Assets                                                                  $  2,223,982         $  2,146,049
-------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value, 65,000 shares
         authorized 33,101 and 32,758 shares outstanding                      $    404,089         $    394,187
     Unearned ESOP shares                                                          (67,301)             (69,124)
     Net unrealized gain on securities investments                                   3,358                2,752
     Cumulative translation adjustment                                                (107)                  73
     Retained earnings                                                             285,743              282,960
                                                                              ------------         ------------
         Total common stock equity                                                 625,782              610,848
     Cumulative preferred stock                                                     11,492               11,492
     Redeemable serial preferred stock                                              20,000               20,000
     Company obligated mandatorily redeemable preferred
         securities of subsidiary MP&L Capital I
         which holds solely Company Junior Subordinated
         Debentures                                                                 75,000               75,000
     Long-term debt                                                                671,263              694,423
                                                                              ------------         ------------
         Total capitalization                                                    1,403,537            1,411,763
                                                                              ------------         ------------
Current Liabilities
     Accounts payable                                                               96,600               72,787
     Accrued taxes                                                                  49,891               48,813
     Accrued interest and dividends                                                 13,899               14,851
     Notes payable                                                                 205,998              155,726
     Long-term debt due within one year                                             24,660                7,208
     Other                                                                          31,699               37,598
                                                                              ------------         ------------
         Total current liabilities                                                 422,747              336,983
                                                                              ------------         ------------
Deferred Credits
     Accumulated deferred income taxes                                             147,261              148,931
     Contributions in aid of construction                                          102,703               98,378
     Regulatory                                                                     63,368               64,394
     Other                                                                          84,366               85,600
                                                                              ------------         ------------
         Total deferred credits                                                    397,698              397,303
                                                                              ------------         ------------
Total Capitalization and Liabilities                                          $  2,223,982         $  2,146,049
-------------------------------------------------------------------------------------------------------------------
                          The accompanying notes are an integral part of these statements.

                                                    Minnesota Power
                                           Consolidated Statement of Income
                                   In Thousands Except Per Share Amounts - Unaudited


                                                               Quarter Ended                  Six Months Ended
                                                                 June 30,                         June 30,
                                                            1997           1996              1997          1996
-------------------------------------------------------------------------------------------------------------------
Operating Revenue and Income
       Electric operations                              $  129,658     $  129,219        $  261,115    $ 260,718
       Water services                                       22,431         23,050            43,079       42,277
       Automotive services                                  64,388         45,215           124,898       84,908
       Investments                                          13,949         11,019            23,407       23,275
                                                        ----------     ----------        ----------    ---------
           Total operating revenue and income              230,426        208,503           452,499      411,178
                                                        ----------     ----------        ----------    ---------

Operating Expenses
       Fuel and purchased power                             45,987         48,291            90,016       91,934
       Operations                                          138,860        127,593           277,239      247,413
       Interest expense                                     16,061         14,357            33,369       28,517
                                                        ----------     ----------        ----------    ---------
           Total operating expenses                        200,908        190,241           400,624      367,864
                                                        ----------     ----------        ----------    ---------

Income from Equity Investment                                3,279          2,832             7,321        6,609
                                                        ----------     ----------        ----------    ---------

Operating Income                                            32,797         21,094            59,196       49,923

Distributions on Redeemable
       Preferred Securities of Subsidiary                    1,510          1,509             3,019        1,711

Income Tax Expense                                          12,564          4,753            21,360       15,077
                                                        ----------     ----------        ----------    ---------

Net Income                                                  18,723         14,832            34,817       33,135

Dividends on Preferred Stock                                   487            634               974        1,434
                                                        ----------     ----------        ----------    ---------

Earnings Available for Common Stock                     $   18,236     $   14,198        $   33,843    $  31,701
                                                        ==========     ==========        ==========    =========




Average Shares of Common Stock                              30,430         29,053            30,323       28,919



Earnings Per Share of Common Stock                           $ .60         $ .49             $ 1.12       $ 1.10


Dividends Per Share of Common Stock                          $ .51         $ .51             $ 1.02       $ 1.02


-------------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of this statement.

                                                     Minnesota Power
                                           Consolidated Statement of Cash Flows
                                                In Thousands - Unaudited
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              1997                        1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                          $  34,817                    $ 33,135
       Income from equity investment - net of dividends received              (7,093)                     (6,413)
       Depreciation and amortization                                          35,830                      32,511
       Deferred income taxes                                                   1,360                      (1,515)
       Deferred investment tax credits                                          (862)                       (839)
       Pre-tax gain on sale of plant                                          (4,388)                     (1,073)
       Changes in operating assets and liabilities
          Trading securities                                                 (21,354)                    (36,312)
          Notes and accounts receivable                                      (31,914)                    (53,488)
          Fuel, material and supplies                                         (2,268)                        531
          Accounts payable                                                    23,813                      24,201
          Other current assets and liabilities                                (5,168)                     (3,460)
       Other - net                                                             4,008                      12,429
                                                                           ---------                    --------
              Cash from (for) operating activities                            26,781                        (293)
                                                                           ---------                    --------


Investing Activities
       Proceeds from sale of investments in securities                        31,345                      14,640
       Proceeds from sale of plant                                             6,385                       5,311
       Additions to investments                                              (33,355)                    (45,508)
       Additions to plant                                                    (26,591)                    (45,427)
       Changes to other assets - net                                           1,203                       6,443
                                                                           ---------                    --------
              Cash from (for) investing activities                           (21,013)                    (64,541)
                                                                           ---------                    --------


Financing Activities
       Issuance of long-term debt                                            131,067                     190,134
       Issuance of Company obligated mandatorily redeemable
          preferred securities of subsidiary MP&L Capital I - net                  -                      72,270
       Issuance of common stock                                                9,745                       9,015
       Changes in notes payable - net                                         50,272                      (9,588)
       Reductions of long-term debt                                         (136,776)                   (116,455)
       Redemption of preferred stock                                               -                     (17,568)
       Dividends on preferred and common stock                               (32,031)                    (31,119)
                                                                           ---------                    --------
              Cash from financing activities                                  22,277                      96,689
                                                                           ---------                    --------


Change in Cash and Cash Equivalents                                           28,045                      31,855
Cash and Cash Equivalents at Beginning of Period                              40,095                      31,577
                                                                           ---------                    --------
Cash and Cash Equivalents at End of Period                                 $  68,140                    $ 63,432
                                                                           =========                    ========





Supplemental Cash Flow Information
       Cash paid during the period for
              Interest (net of capitalized)                                $  33,825                    $ 25,352
              Income taxes                                                 $  15,490                    $ 17,182



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


Note 1.    Business Segments
In Thousands

                                                                                          Investments
                                                                                      -------------------       Corporate
                                                Electric      Water     Automotive    Portfolio &   Real        Charges
                                 Consolidated  Operations    Services    Services     Reinsurance  Estate       & Other
                                 ------------  ----------    --------   ----------    -----------  ------       ---------
Quarter Ended June 30, 1997
---------------------------

Operating revenue and income       $230,426     $129,658     $ 22,431     $ 64,388      $ 4,483     $9,526       $   (60)
Operation and other expense         166,978       96,571       13,156       49,360          487      5,952<F1>     1,452
Depreciation and amortization
  expense                            17,869       11,210        3,217        3,333            -         37            72
Interest expense                     16,061        5,329        2,760        2,705            -        279         4,988
Income from equity investment         3,279            -            -            -        3,279          -             -
                                   --------     --------     --------     --------      -------    -------       -------
Operating income (loss)              32,797       16,548        3,298        8,990        7,275      3,258        (6,572)
Distributions on redeemable
  preferred securities of
  subsidiary                          1,510          414            -            -            -          -         1,096
Income tax expense (benefit)         12,564        6,096        1,028        4,756        2,555      1,414        (3,285)
                                   --------     --------     --------     --------      -------    -------       -------
Net income (loss)                  $ 18,723     $ 10,038     $  2,270     $  4,234      $ 4,720    $ 1,844       $(4,383)
                                   ========     ========     ========     ========      =======    =======       =======





Quarter Ended June 30, 1996
---------------------------

Operating revenue and income       $208,503     $129,219     $ 23,050     $ 45,215      $ 4,736     $6,605       $  (322)
Operation and other expense         159,589      102,218       13,926       37,026          731      3,845<F2>     1,843
Depreciation and amortization
  expense                            16,295       10,512        3,070        2,705            -          8             -
Interest expense                     14,357        5,537        3,057        2,017            -        486         3,260
Income from equity investment         2,832            -            -            -        2,832          -             -
                                   --------     --------     --------     --------      -------    -------      --------
Operating income (loss)              21,094       10,952        2,997        3,467        6,837      2,266        (5,425)
Distributions on redeemable
  preferred securities of
  subsidiary                          1,509          403            -            -            -          -         1,106
Income tax expense (benefit)          4,753        3,593        1,010        2,002          928       (782)<F3>   (1,998)
                                   --------     --------     --------     --------      -------    -------        ------
Net income (loss)                  $ 14,832     $  6,956     $  1,987     $  1,465      $ 5,909    $ 3,048       $(4,533)
                                   ========     ========     ========     ========      =======    =======       =======

---------------------

<F1>  Includes $460 of minority interest.
<F2>  Includes $762 of minority interest.
<F3>  Includes $2 million of tax benefits (see Note 4).


Note 1.    Business Segments Continued
In Thousands

                                                                                          Investments
                                                                                      -------------------       Corporate
                                                Electric      Water     Automotive    Portfolio &   Real         Charges
                                 Consolidated  Operations    Services    Services     Reinsurance  Estate        & Other
                                 ------------  ----------    --------   ----------    -----------  ------       ---------
Six Months Ended June 30, 1997

Operating revenue and income     $  452,499    $ 261,115    $  43,079    $ 124,898    $   9,177    $14,357       $  (127)
Operation and other expense         331,425      191,443       27,202       97,216        1,024      9,796<F1>     4,744
Depreciation and amortization
  expense                            35,830       22,373        6,394        6,843            -         75           145
Interest expense                     33,369       10,710        5,460        5,060            -        576        11,563
Income from equity investment         7,321            -            -            -        7,321          -             -
                                 ----------    ---------    ---------    ---------    ---------   --------       -------
Operating income (loss)              59,196       36,589        4,023       15,779       15,474      3,910       (16,579)
Distributions on redeemable
  preferred securities of
  subsidiary                          3,019          834            -            -            -          -         2,185
Income tax expense (benefit)         21,360       13,495        1,342        8,345        5,446      1,731        (8,999)
                                 ----------    ---------    ---------    ---------    ---------   --------       -------
Net income (loss)                $   34,817    $  22,260    $   2,681    $   7,434    $  10,028   $  2,179       $(9,765)
                                 ==========    =========    =========    =========    =========   ========       =======


Total assets                     $2,223,982    $ 977,056    $ 371,201    $ 522,625    $ 289,088   $ 63,252       $   760
Accumulated depreciation         $  685,609    $ 550,809    $ 125,466    $   9,334            -          -             -
Accumulated amortization         $   12,177            -            -    $  11,017            -   $  1,160             -
Construction work in progress    $   44,606    $  19,551    $  13,591    $  11,464            -          -             -



Six Months Ended June 30, 1996

Operating revenue and income     $  411,178    $ 260,718    $  42,277    $  84,908    $   8,605    $15,281       $  (611)
Operation and other expense         306,836      197,523       25,444       71,228        1,254      7,058<F2>     4,329
Depreciation and amortization
  expense                            32,511       21,011        6,207        5,255            -         38             -
Interest expense                     28,517       11,212        6,344        3,308            1        488         7,164
Income from equity investment         6,609            -            -            -        6,609          -             -
                                 ----------    ---------    ---------    ---------    ---------   --------      --------
Operating income (loss)              49,923       30,972        4,282        5,117       13,959      7,697       (12,104)
Distributions on redeemable
  preferred securities of
  subsidiary                          1,711          480            -            -            -          -         1,231
Income tax expense (benefit)         15,077       11,367        1,459        2,664        2,897      1,581<F3>    (4,891)
                                 ----------    ---------    ---------    ---------    ---------   --------        ------
Net income (loss)                $   33,135    $  19,125    $   2,823    $   2,453    $  11,062   $  6,116       $(8,444)
                                 ==========    =========    =========    =========    =========   ========       =======


Total assets                     $2,108,031    $ 983,971    $ 359,172    $ 453,561    $ 243,952   $ 65,710       $ 1,665
Accumulated depreciation         $  646,609    $ 527,425    $ 115,162    $   4,022            -          -             -
Accumulated amortization         $    5,819            -            -    $   4,949            -   $    870             -
Construction work in progress    $   55,559    $  13,769    $  17,816    $  23,974            -          -             -

---------------------

<F1> Includes $544 of minority interest.
<F2> Includes $1.5 million of minority interest.
<F3> Includes $2 million of tax benefits (see Note 4).


Note 2.   Regulatory Matters

FPSC Refund Order in Connection with 1991 Rate Case. Responding to a Florida Supreme Court decision addressing the issue of retroactive ratemaking with respect to another company, in March 1996 the FPSC voted to reconsider an October 1995 order (Refund Order) which would have required Florida Water to refund about $15 million, which includes interest, to customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. Under the Refund Order, the collection through a surcharge of the $15 million from customers who paid less under uniform rates was not permitted. The Refund Order was in response to the Florida First District Court of Appeals (Court of Appeals) reversal in April 1995 of the 1993 FPSC order which imposed uniform rates for most of Florida Water's service areas in Florida. With "uniform rates," all customers in the uniform rate areas pay the same rates for water and wastewater services. Uniform rates are an alternative to "stand-alone" rates which are calculated based on the cost of serving each service area. The FPSC reconsidered the Refund Order, but in August 1996 the FPSC issued an order upholding by a 3 to 2 vote its decision to order refunds without offsetting surcharges. Florida Water filed an appeal of this decision with the Court of Appeals.

On June 17, 1997 the Court of Appeals reversed the FPSC's August 1996 order. The Court of Appeals determined that the FPSC's order directing the refund without permitting an offsetting surcharge was not permissible because it did not comport with principles of equity or with existing Florida Supreme Court precedent. The Court of Appeals remanded the matter back to the FPSC for reconsideration, and directed the FPSC to consider requests for intervention from the various customer groups impacted by any potential surcharges. The issues to be considered on remand relate to rate design and do not involve any adjustment to Florida Water's revenue requirement. The Company has not recorded a provision for refund in connection with this case. The Company is unable to predict the outcome of this matter.


Florida Water's 1995 Rate Case. Florida Water requested an $18.1 million rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. On October 30, 1996 the FPSC issued its final order in the Florida Water rate case. The new rates, which became effective as of September 20, 1996, resulted in an annualized increase in revenue of approximately $11.1 million. This increase included, and was not in addition to, the $7.9 million increase in annualized revenue granted as interim rates effective on January 23, 1996. The FPSC approved a new rate structure called "capband," which replaces uniform rates. With capband rates, areas with similar cost of service are grouped into one of a number of rate bands, and all customers within a given band are charged the same rate. This rate structure is designed so that a customer's bill will not exceed a certain "cap" unless the customer's usage exceeds an assumed level. On November 1, 1996 Florida Water filed with the Court of Appeals an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals with the Court of Appeals regarding the FPSC's final order. The Company is unable to predict the outcome of this matter.

Effective June 13, 1997 Florida Water resumed collecting pre-existing Allowance for Funds Prudently Invested (AFPI) charges. AFPI represents the accrued carrying cost of certain non-used and useful property excluded from rate base and is collected as a one-time charge to certain new water and wastewater customers. The recovery of AFPI charges at certain Florida Water service areas was reduced or eliminated in the FPSC's October 1996 final order issued in connection with Florida Water's 1995 rate case. In April 1997 the FPSC, acting on Florida Water's motion, allowed recovery of pre-existing AFPI charges for these service areas, subject to refund with interest in the event of an adverse court ruling in the appeal of the 1995 rate case. Florida Water estimates approximately $1 million, on an annual basis, will be collected and accounted for as deferred revenue pending results of the appeal.

Hernando County Rates. As required by Hernando County, on April 14, 1997 Florida Water filed for a rate change with the Hernando County Board of Commissioners. Florida Water filed for an annual interim rate reduction of $258,780 (-3.3 percent) and a final rate increase of $123,897 (1.6 percent). On June 14, 1997 the final rate increase Florida Water requested became effective automatically by operation of law because Hernando County failed to take action on the rates within the prescribed statutory period.

In July 1997 Florida Water reached a settlement agreement with Hernando County regarding the rate case Florida Water filed in April 1997. Under the settlement agreement, new rates will be effective September 1, 1997 and are expected to result in $6.3 million of revenue on an annual basis, a $1.6 million decrease from current revenue levels implemented on June 14, 1997. Rates will then be increased January 1, 1999 to result in $7.2 million in revenue on an annual basis. Florida Water has also agreed not to file for new rates with Hernando County prior to September 2000. All litigation was dismissed by both parties.

Florida Water's settlement agreement with Hernando County supersedes the FPSC's February 14, 1997 order which required Florida Water to charge rates to customers in Hernando County based on a modified stand-alone rate structure.

Hillsborough County Rates. On July 2, 1997 Florida Water filed for a rate change with the Hillsborough County Utilities Department. Florida Water filed for an annual interim rate increase of $848,845 (43.1 percent) and a final rate increase of $877,607 (44.6 percent). Interim rates are anticipated to become effective 45 days from the date of the filing. The Company is unable to predict the outcome of this case.

Index Filings. In July 1997 Florida Water filed two index filings which if approved will increase revenue by $436,000. Approval is expected on or about October 1, 1997. Under Florida law water and wastewater utilities may make an annual index filing designed to recover inflationary costs associated with operation and maintenance expense.


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


Note 4.   Income Tax Expense


                                                               Quarter Ended                Six Months Ended
                                                                  June 30,                      June 30,
Schedule of Income Tax Expense (Benefit)                      1997        1996              1997         1996
-------------------------------------------------------------------------------------------------------------------
In Thousands

     Current tax
         Federal                                            $ 8,881     $  4,030          $ 16,461     $ 12,888
         Foreign                                                743          551             1,096          450
         State                                                1,511        1,162             3,305        4,093
                                                            -------     --------          --------     --------
                                                             11,135        5,743            20,862       17,431
                                                            -------     --------          --------     --------
     Deferred tax
         Federal                                              2,115        1,143             1,966        1,131
         State                                                 (317)          84              (606)        (646)
                                                            -------     --------          --------     --------
                                                              1,798        1,227             1,360          485
                                                            -------     --------          --------     --------

     Change in valuation allowance                                -       (2,000)                -       (2,000)
                                                            -------     --------          --------     --------

     Deferred tax credits                                      (369)        (217)             (862)        (839)
                                                            -------     --------          --------     --------

              Total income tax expense                      $12,564     $  4,753          $ 21,360     $ 15,077
-------------------------------------------------------------------------------------------------------------------

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

Earnings per share of common stock for the quarter ended June 30, 1997 were 60 cents compared to 49 cents for the quarter ended June 30, 1996. Significant increases from electric operations and automotive services were the primary contributors to higher earnings in 1997. Higher earnings from electric operations include compensation from the Company's sale of its rights to microwave frequencies and property tax relief from the State of Minnesota. Automotive services earnings are higher due to a 28 percent increase in the number of cars sold at ADESA's auctions and the expansion of AFC's floor plan financing business. In 1996 portfolio and reinsurance included a one-time tax benefit for an IRS audit adjustment.

Earnings per share of common stock for the six months ended June 30, 1997 were $1.12 compared to $1.10 for the six months ended June 30, 1996. Earnings in 1997 reflect a significant increase in automotive services due to a 28 percent increase in the number of cars sold at ADESA's auctions and the expansion of AFC's floor plan financing business. 1997 earnings also reflect a solid performance from electric operations and consistent performance by the portfolio and reinsurance portion of the investments segment. In 1996 portfolio and reinsurance included a one-time tax benefit for an IRS audit adjustment. Corporate charges and other reflect increased debt service costs as a result of the higher balance of commercial paper in 1997 and six months of distributions with respect to the Cumulative Quarterly Income Preferred Securities issued in March 1996. Earnings in 1996 include a gain in water services from the sale of water assets and the sale of a joint venture interest by real estate.

                                                          Quarter Ended                 Six Months Ended
                                                             June 30,                       June 30,
Earnings Per Share                                       1997        1996              1997          1996
-------------------------------------------------------------------------------------------------------------
         Electric Operations                           $  .32      $  .23             $  .72       $   .64

         Water Services                                   .08         .07                .09           .10

         Automotive Services                              .14         .05                .25           .08

         Investments
              Portfolio and reinsurance                   .15         .20                .33           .38
              Real estate                                 .06         .10                .07           .21
                                                       ------      ------             ------       -------
                                                          .21         .30                .40           .59

         Corporate Charges and Other                     (.15)       (.16)              (.34)         (.31)
                                                       ------      ------             ------       -------

         Total Earnings Per Share                      $  .60      $  .49             $ 1.12       $  1.10
-------------------------------------------------------------------------------------------------------------

Consolidated Financial Comparison
Quarters Ended June 30, 1997 and 1996.

Operating revenue and income was up $21.9 million (10.5 percent) due primarily to an increase in the number of cars sold at ADESA's auctions. An increase in real estate sales also contributed to the increase in operating revenue and income.

Fuel and purchased power were down $2.3 million (4.8 percent) because of a 16 percent decrease in generation at the Company's coal fired generating stations due to unscheduled outages and a 9 percent reduction in power purchased from other suppliers. The price of purchased power was substantially higher per megawatthour because of a limited supply available for purchase and additional transmission fees assessed for the delivery of power within the Midwest.

Operations expenses were up $11.3 million (8.8 percent), reflecting the expansion of ADESA's automobile auction operations, AFC, ISI and Palm Coast.

Interest expense was higher in 1997 due primarily to a higher balance of commercial paper.

Income tax expense was significantly higher in 1997 due to the $11.7 million increase in operating income and the recognition of a $2 million tax benefit by Lehigh in 1996.


Consolidated Financial Comparison
Six Months Ended June 30, 1997 and 1996.

Operating revenue and income was up $41.3 million (10 percent), primarily due to the addition of ADESA's nine new auction sites and increased car sales at existing ADESA auctions. Also, revenue from water services was higher in 1997 because of increased rates approved by the FPSC effective in September 1996. The increase was partially offset by lower revenue following the sale of two water systems by Heater in 1996. A $1.1 million pre-tax gain on the sale of one water system in South Carolina was recognized in March 1996.

Operations expenses were up $29.8 million (12.1 percent). The increase reflected $14.1 million of expenses from the eight automobile auction sites added by ADESA in 1996 and one auction site added in 1997. The expansion of AFC, and acquisitions of ISI and Palm Coast, also increased operations expense in 1997.

Interest expense was higher in 1997 due primarily to more commercial paper issued.

Distributions on redeemable preferred securities of subsidiary were higher in 1997 because the securities were outstanding for the six months in 1997 compared to less than four months in 1996.

Income tax expense was significantly higher in 1997 due to the $9.3 million increase in operating income and the recognition of a $2 million tax benefit by Lehigh in 1996.


Business Segment Comparison
Quarters Ended June 30, 1997 and 1996.

Electric Operations. Operating revenue and income was up slightly in 1997. Proceeds from the sale of rights to microwave frequencies and the sale of river land to the State of Minnesota offset a decline in revenue from an 11 percent decrease in total kilowatthour sales. Kilowatthour sales for resale by MPEX, the Company's power marketing division, were down 40 percent in 1997 due to less power available for resale. Less power was available because of higher prices for purchased power, various generating unit outages, reduction in transmission capability damaged by severe spring storms in the Midwest and less hydro generation in Canada. While revenue from MPEX sales was lower in 1997, higher profit margins were realized on these sales.

Revenue from electric sales to taconite customers accounted for 31 percent of electric operating revenue in 1997 compared to 33 percent in 1996. Electric sales to paper and other wood-products companies accounted for 12 percent of electric operating revenue in 1997 and 11 percent in 1996. Sales to other power suppliers accounted for 12 percent of electric operating revenue in 1997 compared to 15 percent in 1996.

Total electric operating expenses decreased by $5.2 million in 1997 including a $2.3 million decrease in fuel and purchased power because of reduced kilowatthour sales. Recent reform of the Minnesota property tax system also reduced operating expenses in 1997.

Water Services. Operating revenue and income from water services was lower in 1997 primarily due to lower revenue following the sale of two water systems by Heater in 1996 and lower consumption by customers in Florida and North Carolina. Operating expenses were also lower because of ongoing cost controls and improved operating efficiency.

Automotive Services. Operating revenue and income was $19.2 million higher in 1997 due primarily to the addition of nine new automobile auction sites and increased sales at existing sites. ADESA sold 204,000 cars in 1997 compared to 160,000 in 1996. Growth of AFC's floor plan financing business and increased transport business also increased revenue and income. Operating expenses were higher in 1997 because of the addition of nine auction sites and increased activity at existing sites. The expansion of AFC's floor plan financing business also contributed to higher operating expenses.

Investments.

   - Securities Portfolio and Reinsurance. The Company's securities portfolio and reinsurance continued to perform well in 1997 as in 1996. Capital Re's contribution to earnings increased in 1997. A one-time tax benefit for an IRS audit adjustment was included in 1996.

   - Real Estate Operations. Revenue was up in 1997 as a result of additional sales of properties at Palm Coast. Expenses also were higher due to expanded operations. The recognition of $2 million of tax benefits at Lehigh in 1996 made real estate's contribution to net income higher in 1996 than 1997.

Business Segment Comparison
Six Months Ended June 30, 1997 and 1996.

Electric Operations. Operating revenue and income from electric operations was up slightly in 1997. Proceeds from the sale of rights to microwave frequencies and the sale of river land to the State of Minnesota offset a decline in revenue resulting from a 7 percent decrease in total kilowatthour sales. The decrease is attributed to a decline in sales to other power suppliers due to less power available for resale. Less power was available because of higher prices for purchased power, various generating unit outages, reduction in transmission capability damaged by severe spring storms in the Midwest and less hydro generation in Canada. The decrease in kilowatt sales was partially offset by an increase in sales to paper customers because of a higher demand for paper.

Revenue from electric sales to taconite customers accounted for 32 percent of electric operating revenue in 1997 and 1996. Electric sales to paper and other wood-products companies accounted for 12 percent of electric operating revenue in 1997 and 11 percent in 1996. Sales to other power suppliers accounted for 10 percent of electric operating revenue in 1997 compared to 12 percent in 1996.

Total electric operating expenses decreased by $5.2 million in 1997 including a $1.9 million decrease in fuel and purchased power because of reduced kilowatthour sales. Lower property taxes due to the 1997 reform of the Minnesota property tax system and lower interest charges also contributed to the cost reductions in 1997 operating expenses.

Water Services. Operating revenue and income from water services was higher in 1997 primarily because of increased rates approved by the FPSC in 1996 for Florida Water customers. The increase was partially offset by lower revenue following the sale of two water systems by Heater in 1996. A $1.1 million pre-tax gain on the sale of one water system in South Carolina was recognized in March 1996.

Automotive Services. Operating revenue and income was $40 million higher in 1997 due primarily to the addition of nine new automobile auction sites and increased sales at existing sites. ADESA sold 391,000 cars in 1997 compared to 305,000 in 1996. Growth of AFC's floor plan financing business, increased transport business and a gain on the sale of an auction also increased revenue and income. Operating expenses were higher in 1997 because of the addition of nine auction sites and increased activity at existing sites. The expansion of AFC's floor plan financing business also contributed to higher operating expenses.

Investments.

   - Securities Portfolio and Reinsurance. The Company's securities portfolio and reinsurance earned an annualized after tax return of 8.6 percent in 1997 compared to 9.8 percent in 1996. A one-time tax benefit for an IRS audit adjustment was included in 1996.

   - Real Estate Operations. Revenue was down in 1997 compared to 1996 which included $3.7 million from the sale of Lehigh's joint venture investment in a resort and golf course. The April 1996 acquisition of Palm Coast increased 1997 operating revenue and expenses. The recognition of $2 million of tax benefits at Lehigh in 1996 made real estate's contribution to net income higher in 1996 than 1997.

Liquidity and Financial Position

Reference is made to the Consolidated Statement of Cash Flows for the six months ended June 30, 1997 and 1996, for purposes of the following discussion.

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

AFC has sold a total of $75 million of receivables to a third party purchaser since December 1996, including $25 million in May 1997. Under the terms of a five year agreement, the purchaser agrees to make investments aggregating $100 million, at any one time outstanding, to the extent that such investments are supported by eligible receivables. Proceeds from the sale of the receivables were used to repay borrowings from the Company.

In June 1997 Minnesota Power refinanced $10 million of industrial development revenue bonds and $29 million of pollution control bonds with $39 million of Variable Rate Demand Revenue Refunding Bonds Series 1997A due June 1, 2020, Series 1997B and Series 1997C due June 1, 2013 and Series 1997D due December 1, 2007. A total of $36.5 million of the transaction was completed in June and July. The remaining $2.5 million of the refinancing is expected to be completed by October 1997. In May 1997 MP Water Resources' $30 million 10.44% long-term note payable was refinanced with $24 million of Florida Water's First Mortgage Bonds, 8.01% Series due May 30, 2017 and $6 million of internally generated funds.

Capital Requirements. Consolidated capital expenditures for the six months ended June 30, 1997 totaled $34 million. These expenditures include $17 million for electric operations, $10 million for water services and $7 million for automotive services. Internally generated funds were the primary source for funding capital expenditures.


New Accounting Standards

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Net Income", effective for fiscal years beginning after December 15, 1997. While earlier application is permitted, the Company does not intend to do so. SFAS 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during a period from all transactions and other events from nonowner sources. The adoption of SFAS 130 is not expected to impact the Company's financial position or results of operations.

Also in June 1997 the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS 131 requires the reporting of certain information about operating segments of an enterprise. The Company believes that it is already in compliance with SFAS 131 in all material respects.

In February 1997 the FASB issued SFAS 128, "Earnings per Share," effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share
(EPS). The objective of the new standard is to simplify the computation of EPS and make the U.S. standard for this computation more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The adoption of SFAS 128 is expected to be immaterial to the Company's results of operations.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)   The Company held its Annual Meeting of Shareholders on May 13, 1997.

(b)   Not applicable.

(c) The election of directors and the appointment of independent accountants were voted on at the Annual Meeting of Shareholders.

     The results were as follows:
                                               Votes
                                            Withheld or                 Broker
     Directors                   Votes For    Against    Abstentions   Nonvotes
     ---------                   ---------    -------    -----------   --------
     Kathleen A. Brekken         28,796,594   615,305         -           -
     Merrill K. Cragun           28,883,406   528,493         -           -
     Dennis E. Evans             28,747,266   664,633         -           -
     Peter J. Johnson            28,926,407   485,492         -           -
     George L. Mayer             28,883,321   528,578         -           -
     Paula F. McQueen            28,887,327   524,572         -           -
     Robert S. Nickoloff         28,795,894   616,005         -           -
     Jack I. Rajala              28,897,584   514,315         -           -
     Edwin L. Russell            28,820,997   590,902         -           -
     Arend J. Sandbulte          28,814,709   597,190         -           -
     Nick Smith                  28,850,785   561,114         -           -
     Bruce W. Stender            28,900,628   511,271         -           -
     Donald C. Wegmiller         28,842,900   568,999         -           -

     Independent Accountants
     -----------------------
     Price Waterhouse LLP        28,773,751   273,435        364,713      -

(d)   Not applicable.

Item 5.    Other Information

Reference is made to the Company's 1996 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1996 Form 10-K.


Ref. Page 13. - Fifth Paragraph

On June 30, 1997 the NCUC approved the transfer of LaGrange Waterworks Corporation (LaGrange) to Heater. The Company has agreed to exchange 96,000 shares of Common Stock for the outstanding shares of LaGrange. The public staff of the NCUC and the City of Fayetteville filed requests for reconsideration of the NCUC's approval of the transfer. LaGrange provides water services to approximately 5,300 customers near Fayetteville, NC.


Ref. Page 13. - Following the Sixth Paragraph

On June 2, 1997 operations officially began at MP Water Resources' newly formed subsidiary, Americas' Water Services Corporation (Americas' Water). Americas' Water, which is headquartered in Chicago, Illinois, offers management, operations and maintenance contract services and expertise to governments and industries throughout the Americas. MP Water Resources is a wholly owned subsidiary of the Company.

Ref. Page 14. - Second Paragraph
Ref. 10-Q for the quarter ended March 31, 1997, Page 5 - Fourth and Fifth Paragraphs
Ref. 10-Q for the quarter ended March 31, 1997, Page 10 - Third Paragraph

As required by Hernando County, on April 14, 1997 Florida Water filed for a rate change with the Hernando County Board of Commissioners. Florida Water filed for an annual interim rate reduction of $258,780 (-3.3 percent) and a final rate increase of $123,897 (1.6 percent). On June 14, 1997 the final rate increase Florida Water requested became effective automatically by operation of law because Hernando County failed to take action on the rates within the prescribed statutory period.

In July 1997 Florida Water reached a settlement agreement with Hernando County regarding the rate case Florida Water filed in April 1997. Under the settlement agreement, new rates will be effective September 1, 1997 and are expected to result in $6.3 million of revenue on an annual basis, a $1.6 million decrease from current revenue levels implemented on June 14, 1997. Rates will then be increased January 1, 1999 to result in $7.2 million in revenue on an annual basis. Florida Water has also agreed not to file for new rates with Hernando County prior to September 2000. All litigation was dismissed by both parties.

Florida Water's settlement agreement with Hernando County supersedes the FPSC's February 14, 1997 order which required Florida Water to charge rates to customers in Hernando County based on a modified stand-alone rate structure.


Ref. Page 14. - Following the Second Paragraph

On July 2, 1997 Florida Water filed for a rate change with the Hillsborough County Utilities Department. The Company filed for an annual interim rate increase of $848,845 (43.1 percent) and a final rate increase of $877,607 (44.6 percent). Interim rates are anticipated to become effective 45 days from the date of the filing. The Company is unable to predict the outcome of this case.

In July 1997 Florida Water filed two index filings which if approved will increase revenue by $436,000. Approval is expected on or about October 1, 1997. Under Florida law water and wastewater utilities may make an annual index filing designed to recover inflationary costs associated with operation and maintenance expense.


Ref. Page 16. - Fourth Paragraph
Ref. 10-Q for the quarter ended March 31, 1997, Page 10 - Last Paragraph

On May 15, 1997 ADESA acquired 100 percent of a new automobile auction in Sacramento, California. The Sacramento site is on 37 acres with five auction lanes.

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

                    -------------------------------------


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

          4 Third Supplemental Indenture, dated as of May 28, 1997, between Southern States Utilities, Inc. (now Florida Water Services Corporation) and Nationsbank of Georgia, National Association
              (now SunTrust Bank, Central Florida, N.A.), as Trustee.

         27    Financial Data Schedule

(b)   Reports on Form 8-K.

      Report on Form 8-K dated and filed June 23, 1997 with respect to Item 5. Other Events.

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




                                             Minnesota Power & Light Company
                                             -------------------------------
                                                      (Registrant)





August 7, 1997                                        D. G. Gartzke
                                             -------------------------------
                                                      D. G. Gartzke
                                             Senior Vice President - Finance
                                                and Chief Financial Officer




August 7, 1997                                        Mark A. Schober
                                             -------------------------------
                                                      Mark A. Schober
                                                        Controller