Form 10-Q/A
period 1996-03-31
MINNESOTA POWER & LIGHT CO
filed 1997-09-16
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                   FORM 10-Q/A
                                 AMENDMENT NO. 2


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         This Amendment No. 2 to Minnesota Power & Light Company's (Company) Quarterly Report on Form 10-Q (Form 10-Q) for the quarter ended March 31, 1996 is being filed to restate the Company's financial data schedule for the three months ended March 31, 1996. The Company's Form 10-Q for the quarter ended March 31, 1997 reflected a reclassification made on the Company's Consolidated Statement of Cash Flows to exclude income from equity investments from operating activities. This Amendment No. 2 includes only the restated financial data schedule. The following tag has been restated:

         [CASH-FLOW-OPERATIONS]            43,317



(a)      Exhibits

             27   -   Financial Data Schedule

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




                                               Minnesota Power & Light Company
                                               -------------------------------
                                                         (Registrant)





September 16, 1997                                       D. G. Gartzke
                                               -------------------------------
                                                         D. G. Gartzke
                                               Senior Vice President - Finance
                                                  and Chief Financial Officer




September 16, 1997                                     Mark A. Schober
                                               ------------------------------
                                                       Mark A. Schober
                                                         Controller

                                  EXHIBIT INDEX



Exhibit 27        -        Financial Data Schedule