Form 10-Q
period 1997-09-30
MINNESOTA POWER & LIGHT CO
filed 1997-10-31
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       or

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



                           Common Stock, no par value,
                          33,347,421 shares outstanding
                            as of September 30, 1997

                         MINNESOTA POWER & LIGHT COMPANY

                                      INDEX


                                                                          Page



Part I.  Financial Information

         Item 1.    Financial Statements

              Consolidated Balance Sheet -
                   September 30, 1997 and December 31, 1996                 1

              Consolidated Statement of Income -
                   Quarter and Nine Months Ended September 30, 1997
                   and 1996                                                 2

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 1997 and 1996            3

              Notes to Consolidated Financial Statements                    4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition
                   and Results of Operations                                9

Part II. Other Information

         Item 5.   Other Information                                       13

         Item 6.   Exhibits and Reports on Form 8-K                        15

Signatures                                                                 16

                                   DEFINITIONS

         The following abbreviations or acronyms are used in the text.


     Abbreviation
      or Acronym                                  Term
----------------------    ------------------------------------------------------
1996 Form 10-K            Minnesota Power's Annual Report on Form 10-K for
                          the Year Ended December 31, 1996
ADESA                     ADESA Corporation
AFC                       Automotive Finance Corporation
AFPI                      Allowance for Funds Prudently Invested
Americas' Water           Americas' Water Services Corporation
Common Stock              Minnesota Power & Light Company's common stock
Company                   Minnesota Power & Light Company and its Subsidiaries
DOJ                       United States Department of Justice
DRIP                      Dividend Reinvestment and Stock Purchase Plan
ESOP                      Employee Stock Ownership Plan
FERC                      Federal Energy Regulatory Commission
Heater                    Heater Utilities, Inc.
IRS                       Internal Revenue Service
ISI                       Instrumentation Services, Inc.
Florida Water             Florida Water Services Corporation
FPSC                      Florida Public Service Commission
Lehigh                    Lehigh Acquisition Corporation
Minnesota Power           Minnesota Power & Light Company and its Subsidiaries
MPCA                      Minnesota Pollution Control Agency
MPUC                      Minnesota Public Utilities Commission
MW                        Megawatt(s)
MP Water Resources        MP Water Resources Group, Inc.
NCUC                      North Carolina Utilities Commission
Palm Coast                Palm Coast Holdings, Inc.
PSCW                      Public Service Commission of Wisconsin
SCPSC                     South Carolina Public Service Commission
Square Butte              Square Butte Electric Cooperative

PART I.  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                          MINNESOTA POWER
                                    CONSOLIDATED BALANCE SHEET
                                           IN THOUSANDS
                                                                               September 30,        December 31,
                                                                                   1997                 1996
                                                                                 Unaudited             Audited
-------------------------------------------------------------------------------------------------------------------
Assets
Plant and Other Assets
     Electric operations                                                      $    781,485         $    796,055
     Water services                                                                326,203              323,869
     Automotive services                                                           163,270              167,274
     Investments                                                                   254,959              236,509
                                                                              ------------         ------------
         Total plant and other assets                                            1,525,917            1,523,707
                                                                              ------------         ------------
Current Assets
     Cash and cash equivalents                                                      70,960               40,095
     Trading securities                                                            114,245               86,819
     Trade accounts receivable (less reserve of $9,787and $6,568)                  202,267              144,060
     Notes and other accounts receivable                                            20,038               20,719
     Fuel, material and supplies                                                    26,322               23,221
     Prepayments and other                                                          24,440               17,195
                                                                              ------------         ------------
         Total current assets                                                      458,272              332,109
                                                                              ------------         ------------
Deferred Charges
     Regulatory                                                                     71,829               83,496
     Other                                                                          37,316               27,086
                                                                              ------------         ------------
         Total deferred charges                                                    109,145              110,582
                                                                              ------------         ------------
Intangible Assets
     Goodwill                                                                      161,432              166,986
     Other                                                                          10,843               12,665
                                                                              ------------         ------------
         Total intangible assets                                                   172,275              179,651
                                                                              ------------         ------------
Total Assets                                                                  $  2,265,609         $  2,146,049
-------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
     Common stock without par value, 65,000 shares authorized
         33,347 and 32,758 shares outstanding                                 $    410,167         $    394,187
     Unearned ESOP shares                                                          (66,390)             (69,124)
     Net unrealized gain on securities investments                                   5,536                2,752
     Cumulative translation adjustment                                                (100)                  73
     Retained earnings                                                             293,109              282,960
                                                                              ------------         ------------
         Total common stock equity                                                 642,322              610,848
     Cumulative preferred stock                                                     11,492               11,492
     Redeemable serial preferred stock                                              20,000               20,000
     Company obligated mandatorily redeemable preferred securities of subsidiary MP&L Capital I which holds solely Company Junior
         Subordinated Debentures                                                    75,000               75,000
     Long-term debt                                                                667,191              694,423
                                                                              ------------         ------------
         Total capitalization                                                    1,416,005            1,411,763
                                                                              ------------         ------------
Current Liabilities
     Accounts payable                                                              123,739               72,787
     Accrued taxes                                                                  50,263               48,813
     Accrued interest and dividends                                                 10,153               14,851
     Notes payable                                                                 191,132              155,726
     Long-term debt due within one year                                             24,541                7,208
     Other                                                                          47,182               37,598
                                                                              ------------         ------------
         Total current liabilities                                                 447,010              336,983
                                                                              ------------         ------------
Deferred Credits
     Accumulated deferred income taxes                                             146,197              148,931
     Contributions in aid of construction                                          106,113               98,378
     Regulatory                                                                     62,894               64,394
     Other                                                                          87,390               85,600
                                                                              ------------         ------------
         Total deferred credits                                                    402,594              397,303
                                                                              ------------         ------------
Total Capitalization and Liabilities                                          $  2,265,609         $  2,146,049
-------------------------------------------------------------------------------------------------------------------
                           The accompanying notes are an integral part of these statements.

                                      - 1 -



                                                 MINNESOTA POWER
                                        CONSOLIDATED STATEMENT OF INCOME
                                IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED

                                                               Quarter Ended                 Nine Months Ended
                                                               September 30,                   September 30,
                                                            1997          1996              1997          1996
-------------------------------------------------------------------------------------------------------------------

Operating Revenue and Income
       Electric operations                              $  140,328     $  133,480       $  401,443     $ 394,200
       Water services                                       21,919         20,848           64,998        63,124
       Automotive services                                  65,399         50,464          190,297       135,372
       Investments                                          18,537         10,358           41,944        33,631
                                                        ----------     ----------       ----------     ---------
           Total operating revenue and income              246,183        215,150          698,682       626,327
                                                        ----------     ----------       ----------     ---------

Operating Expenses
       Fuel and purchased power                             51,661         50,937          141,677       142,871
       Operations                                          141,598        129,247          418,837       376,659
       Interest expense                                     15,889         16,074           49,258        44,593
                                                        ----------     ----------       ----------     ---------
           Total operating expenses                        209,148        196,258          609,772       564,123
                                                        ----------     ----------       ----------     ---------

Income from Equity Investment                                3,280          2,832           10,601         9,441
                                                        ----------     ----------       ----------     ---------

Operating Income                                            40,315         21,724           99,511        71,645

Distributions on Redeemable
       Preferred Securities of Subsidiary                    1,509          1,509            4,528         3,220

Income Tax Expense                                          15,594          2,701           36,954        17,777
                                                        ----------     ----------       ----------     ---------

Net Income                                                  23,212         17,514           58,029        50,648

Dividends on Preferred Stock                                   488            487            1,462         1,921
                                                        ----------     ----------       ----------     ---------

Earnings Available for Common Stock                     $   22,724     $   17,027       $   56,567     $  48,727
                                                        ==========     ==========       ==========     =========




Average Shares of Common Stock                              30,725         29,428           30,518        29,091



Earnings Per Share of Common Stock                           $ .73         $ .58            $1.85         $ 1.68


Dividends Per Share of Common Stock                          $ .51         $ .51            $1.53         $ 1.53

-------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of this statement.


                                                 MINNESOTA POWER
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                            IN THOUSANDS - UNAUDITED

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              1997                        1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities
       Net income                                                          $  58,029                    $ 50,648
       Income from equity investment - net of dividends received             (10,216)                     (8,884)
       Depreciation and amortization                                          53,134                      49,310
       Deferred income taxes                                                     856                      (5,161)
       Deferred investment tax credits                                        (1,352)                     (1,503)
       Pre-tax gain on sale of plant                                          (4,388)                     (1,073)
       Changes in operating assets and liabilities
          Trading securities                                                 (27,426)                    (38,652)
          Notes and accounts receivable                                      (54,905)                    (55,426)
          Fuel, material and supplies                                         (3,101)                      1,208
          Accounts payable                                                    50,849                      12,522
          Other current assets and liabilities                                  (970)                      7,986
       Other - net                                                             7,303                      17,150
                                                                           ---------                    --------
              Cash from operating activities                                  67,813                      28,125
                                                                           ---------                    --------


Investing Activities
       Proceeds from sale of investments in securities                        40,269                      32,488
       Proceeds from sale of plant                                             6,385                       5,311
       Additions to investments                                              (42,906)                    (75,254)
       Additions to plant                                                    (31,852)                    (71,894)
       Acquisition of subsidiaries - net of cash acquired                          -                     (44,013)
       Changes to other assets - net                                          (1,095)                      5,358
                                                                           ---------                    --------
              Cash for investing activities                                  (29,199)                   (148,004)
                                                                           ---------                    --------


Financing Activities
       Issuance of long-term debt                                            145,671                     190,549
       Issuance of Company obligated mandatorily redeemable
          preferred securities of subsidiary MP&L Capital I - net                  -                      72,270
       Issuance of common stock                                               14,863                      14,271
       Changes in notes payable - net                                         35,168                      51,063
       Reductions of long-term debt                                         (155,571)                   (139,042)
       Redemption of preferred stock                                               -                     (17,568)
       Dividends on preferred and common stock                               (47,880)                    (46,303)
                                                                           ---------                    --------
              Cash from (for) financing activities                            (7,749)                    125,240
                                                                           ---------                    --------


Change in Cash and Cash Equivalents                                           30,865                       5,361
Cash and Cash Equivalents at Beginning of Period                              40,095                      31,577
                                                                           ---------                    --------
Cash and Cash Equivalents at End of Period                                 $  70,960                    $ 36,938
                                                                           =========                    ========




Supplemental Cash Flow Information
       Cash paid during the period for
              Interest (net of capitalized)                                $  48,622                    $ 43,164
              Income taxes                                                 $  20,755                    $ 17,338



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


NOTE 1.    BUSINESS SEGMENTS
In Thousands

                                                                                       Investments
                                                                                    -------------------       Corporate
                                              Electric      Water     Automotive    Portfolio &   Real         Charges
                              Consolidated   Operations    Services    Services     Reinsurance  Estate        & Other
                              ------------   ----------    --------   ----------    -----------  ------        -------

Quarter Ended
September 30, 1997
---------------------------

Operating revenue and income     $246,183     $140,328     $ 21,919     $ 65,399      $ 5,125   $ 13,352       $    60
Operation and other expense       176,955      100,826       14,652       50,879          456      6,625<F1>     3,517
Depreciation and amortization
  expense                          16,304       11,223        1,542        3,430            -         36            73
Interest expense                   15,889        5,298        2,863        2,385            -        197         5,146
Income from equity investment       3,280            -            -            -        3,280          -             -
                                 --------     --------     --------     --------      -------   --------       -------
Operating income (loss)            40,315       22,981        2,862        8,705        7,949      6,494        (8,676)
Distributions on redeemable
  preferred securities of
  subsidiary                        1,509          411            -            -            -          -         1,098
Income tax expense (benefit)       15,594        9,002          976        4,515        2,785      2,914        (4,598)
                                 --------     --------     --------     --------      -------   --------       -------
Net income (loss)                $ 23,212     $ 13,568     $  1,886     $  4,190      $ 5,164   $  3,580       $(5,176)
                                 ========     ========     ========     ========      =======   ========       =======





Quarter Ended
September 30, 1996
--------------------------------

Operating revenue and income     $215,150     $133,480     $ 20,848     $ 50,464      $ 5,334    $ 5,345       $  (321)
Operation and other expense       163,386      100,073       13,637       42,395          732      4,623<F2>     1,926
Depreciation and amortization
  expense                          16,798       10,412        3,079        3,299            -          8             -
Interest expense                   16,074        5,681        3,112        2,880            -        363         4,038
Income from equity investment       2,832            -            -            -        2,832          -             -
                                 --------     --------     --------     --------      -------   --------      --------
Operating income (loss)            21,724       17,314        1,020        1,890        7,434        351        (6,285)
Distributions on redeemable
  preferred securities of
  subsidiary                        1,509          424            -            -            -          -         1,085
Income tax expense (benefit)        2,701        6,343          292        1,158        2,202     (3,553)<F3>   (3,741)
                                 --------     --------     --------     --------      -------   --------        ------
Net income (loss)                $ 17,514     $ 10,547     $    728     $    732      $ 5,232   $  3,904       $(3,629)
                                 ========     ========     ========     ========      =======   ========       =======
-------------------

<F1> Includes $895 of minority interest.
<F2> Includes $976 of minority interest.
<F3> Includes $4,000 of tax benefits (see Note 4).

In Thousands

                                                                                       Investments
                                                                                    ------------------          Corporate
                                              Electric      Water     Automotive    Portfolio &   Real           Charges
                              Consolidated   Operations    Services    Services     Reinsurance  Estate          & Other
                              ------------   ----------    --------    --------     -----------  ------          -------

Nine Months Ended
September 30, 1997
----------------------------
Operating revenue and income   $  698,682    $ 401,443    $  64,998    $ 190,297    $  14,302   $ 27,709        $    (67)
Operation and other expense       508,380      292,269       41,854      148,095        1,480     16,421<F1>       8,261
Depreciation and amortization
  expense                          52,134       33,596        7,936       10,273            -        111             218
Interest expense                   49,258       16,008        8,323        7,445            -        773          16,709
Income from equity investment      10,601            -            -            -       10,601          -               -
                               ----------    ---------    ---------    ---------    ---------   --------        --------
Operating income (loss)            99,511       59,570        6,885       24,484       23,423     10,404         (25,255)
Distributions on redeemable
  preferred securities of
  subsidiary                        4,528        1,245            -            -            -          -           3,283
Income tax expense (benefit)       36,954       22,497        2,318       12,860        8,231      4,645         (13,597)
                               ----------    ---------    ---------    ---------    ---------   --------        --------
Net income (loss)              $   58,029    $  35,828    $   4,567    $  11,624    $  15,192   $  5,759        $(14,941)
                               ==========    =========    =========    =========    =========   ========        ========


Total assets                   $2,265,609    $ 998,419    $ 376,479    $ 522,462    $ 301,796   $ 65,778        $    675
Accumulated depreciation       $  700,548    $ 560,384    $ 129,632    $  10,532            -          -               -
Accumulated amortization       $   13,976            -            -    $  12,744            -   $  1,232               -
Construction work in progress  $   35,653    $  13,367    $  15,082    $   7,204            -          -               -



Nine Months Ended
September 30, 1996
----------------------------

Operating revenue and income   $  626,327    $ 394,200    $  63,124    $ 135,372    $  13,939   $ 20,626        $   (934)
Operation and other expense       470,220      297,594       39,081      113,623        1,986     11,681<F2>       6,255
Depreciation and amortization
  expense                          49,310       31,424        9,286        8,554            -         46               -
Interest expense                   44,593       16,897        9,456        6,188            1        851          11,200
Income from equity investment       9,441            -            -            -        9,441          -               -
                               ----------    ---------    ---------    ---------    ---------   --------       ---------
Operating income (loss)            71,645       48,285        5,301        7,007       21,393      8,048         (18,389)
Distributions on redeemable
  preferred securities of
  subsidiary                        3,220          904            -            -            -         -            2,316
Income tax expense (benefit)       17,777       17,710        1,750        3,822        5,099     (1,972)<F3>     (8,632)
                               ----------    ---------    ---------    ---------    ---------   --------          ------
Net income (loss)              $   50,648    $  29,671    $   3,551    $   3,185    $  16,294   $ 10,020        $(12,073)
                               ==========    =========    =========    =========    =========   ========        ========


Total assets                   $2,145,637    $ 980,187    $ 361,207    $ 479,253    $ 260,084   $ 63,114        $  1,792
Accumulated depreciation       $  661,643    $ 536,707    $ 119,272    $   5,664            -          -               -
Accumulated amortization       $    6,970            -            -    $   6,028            -   $    942               -
Construction work in progress  $   38,279    $  11,813    $  14,786    $  11,680            -          -               -

-----------------------------

<F1> Includes $1,440 of minority interest.
<F2> Includes $2,505 of minority interest.
<F3> Includes $6,000 of tax benefits (see Note 4).

NOTE 2.   REGULATORY MATTERS

FPSC REFUND ORDER IN CONNECTION WITH 1991 RATE CASE. Responding to a Florida Supreme Court decision addressing the issue of retroactive ratemaking with respect to another company, in March 1996 the FPSC voted to reconsider its October 1995 order (Refund Order) which required Florida Water to refund about $15 million, which includes interest, to customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. Under the Refund Order, the collection through a surcharge of the $15 million from customers who paid less under uniform rates was not permitted. The Refund Order was in response to the Florida First District Court of Appeals (Court of Appeals) reversal in April 1995 of the 1993 FPSC order which imposed uniform rates for most of Florida Water's service areas in Florida. With "uniform rates," all customers in the uniform rate areas pay the same rates for water and wastewater services. Uniform rates are an alternative to "stand-alone" rates which are calculated based on the cost of serving each service area. The FPSC reconsidered the Refund Order, but in August 1996 the FPSC issued an order upholding by a 3 to 2 vote its decision to order refunds without offsetting surcharges and required Florida Water to implement a modified stand-alone rate structure.

On June 17, 1997 the Court of Appeals reversed the FPSC's August 1996 order. The Court of Appeals determined that the FPSC's order directing the refund without permitting an offsetting surcharge was not permissible because it did not comport with principles of equity or with existing Florida Supreme Court precedent. The Court of Appeals remanded the matter back to the FPSC for reconsideration, and directed the FPSC to consider requests for intervention from the various customer groups impacted by any potential surcharges. On October 7, 1997 the FPSC voted to provide notice to Florida Water's customers of the potential refund or surcharge and to require all parties to submit briefs concerning refund and surcharge issues by November 5, 1997. The issues to be considered on remand relate to rate design and do not involve any adjustment to Florida Water's revenue requirement.

In July 1997, after the Court of Appeals remanded the Refund Order back to the FPSC, Spring Hill customers in Hernando County filed a petition with the FPSC requesting that Florida Water be ordered to refund $2.5 million, the amount paid by the Spring Hill service area from January 1996 through June 1997 under uniform rates (established by the FPSC in the 1991 Rate Case) which is in excess of the amount which would have been paid under modified stand-alone rates. Because Hernando County had assumed jurisdiction over Spring Hill's rates, Spring Hill was not included as part of Florida Water's 1995 Rate Case in which the FPSC ordered interim rates effective January 1996 based on modified stand-alone rates. The Company has not recorded a provision for refund in connection with this matter and is unable to predict its outcome.

FLORIDA WATER'S 1995 RATE CASE. Florida Water requested an $18.1 million rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. On October 30, 1996 the FPSC issued its final order (October 1996 Order) in the Florida Water rate case. The new rates, which became effective as of September 20, 1996, resulted in an annualized increase in revenue of approximately $11.1 million. This increase included, and was not in addition to, the $7.9 million increase in annualized revenue granted as interim rates effective on January 23, 1996. The FPSC approved a new rate structure called "capband," which replaces uniform rates. With capband rates, areas with similar cost of service are grouped into one of a number of rate bands, and all customers within a given band are charged the same rate. This rate structure is designed so that a customer's bill will not exceed a certain "cap" unless the customer's usage exceeds an assumed level. On November 1, 1996 Florida Water filed with the Court of Appeals an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals with the Court of Appeals regarding the FPSC's final order.

Effective June 13, 1997 Florida Water resumed collecting pre-existing Allowance for Funds Prudently Invested (AFPI) charges. AFPI represents the carrying cost of certain non-used and useful property excluded from rate base and is collected as a one-time charge to certain new water and wastewater customers. The recovery of AFPI charges for certain Florida Water service areas was reduced or eliminated in the FPSC's October 1996 final order issued in connection with Florida Water's 1995 rate case. In April 1997 the FPSC, acting on Florida
Water's motion, reversed its previous decision and again allowed recovery of pre-existing AFPI charges for these service areas, subject to refund with interest in the event of an adverse court ruling in the appeal of the 1995 rate case. In its answer brief filed in the Court of Appeals on August 21, 1997 the FPSC conceded that its treatment of AFPI in its October 1996 Order was in error and requested the Court of Appeals to remand the AFPI issue to the FPSC for final disposition. Florida Water estimates approximately $1 million, on an annual basis, will be collected and accounted for as deferred revenue pending results of the appeal.

The appeal process in the 1995 Rate Case may take as long as another nine months. The Company is unable to predict the outcome of these matters.

HERNANDO COUNTY RATES. As required by Hernando County, on April 14, 1997 Florida Water filed for an annual rate increase of $123,897 (1.6 percent) with the Hernando County Board of Commissioners. On June 14, 1997 the final rate increase Florida Water requested became effective automatically by operation of law because Hernando County failed to take action on the rates within the prescribed statutory period.

In July 1997 Florida Water reached a settlement agreement with Hernando County regarding the rate case Florida Water filed in April 1997. Under the settlement agreement, new rates became effective September 1, 1997 and are expected to result in $6.3 million of revenue on an annual basis, a $1.6 million decrease from the revenue levels implemented on June 14, 1997. Rates will then be increased January 1, 1999 to result in $7.2 million in revenue on an annual basis. Florida Water also agreed not to file for new rates with Hernando County prior to September 2000.

HILLSBOROUGH COUNTY RATES. On July 2, 1997 Florida Water filed for a rate change with the Hillsborough County Utilities Department. Florida Water filed for an annual interim rate increase of $848,845 (43.1 percent) and a final rate increase of $877,607 (44.6 percent). Interim rates became effective on August 18, 1997. Final rates are anticipated in the first quarter of 1998. The Company is unable to predict the outcome of this case.

NORTH CAROLINA UTILITIES COMMISSION. On September 30, 1997 Heater filed with the NCUC for a $1.1 million annual increase for its water and wastewater customers. Hearings are expected to occur in March 1998 with a final order anticipated in May 1998. The Company is unable to predict the outcome of this case.



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

NOTE 4.   INCOME TAX EXPENSE
                                      Quarter Ended        Nine Months Ended
Schedule of Income Tax Expense        September 30,          September 30,
(Benefit)                           1997        1996       1997         1996
--------------------------------------------------------------------------------
In Thousands

     Current tax
         Federal                 $ 12,984     $  5,560   $ 29,129     $ 18,452
         Foreign                    1,205          408      2,617          853
         State                      2,399        1,041      5,704        5,136
                                 --------     --------   --------     --------
                                   16,588        7,009     37,450       24,441
                                 --------     --------   --------     --------
     Deferred tax
         Federal                      (99)         176      1,867        1,307
         State                       (405)         179     (1,011)        (468)
                                 --------     --------   --------     --------
                                     (504)         355        856          839
                                 --------     --------   --------     --------

     Change in valuation
       allowance                        -       (4,000)         -       (6,000)
                                 --------     --------   --------     --------

     Deferred tax credits            (490)        (663)    (1,352)      (1,503)
                                 --------     --------   --------     --------

              Total income
                tax expense      $ 15,594     $  2,701   $ 36,954     $ 17,777
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

EARNINGS PER SHARE of common stock for the quarter ended September 30, 1997 were 73 cents compared to 58 cents for the quarter ended September 30, 1996. Electric operations and automotive services were the primary contributors to higher earnings in 1997. As in 1996, earnings from electric operations in 1997 reflected strong demand for electricity by the Company's industrial customers. Higher earnings from electric operations also reflected increased margins on MPEX's sales to other power suppliers, the sale of rights to microwave frequencies and property tax relief from the State of Minnesota. Automotive services earnings are higher due to a 34 percent increase in the number of cars sold at ADESA's auctions and the expansion of AFC's floorplan financing business.

Earnings per share of common stock for the nine months ended September 30, 1997 were $1.85 compared to $1.68 for the nine months ended September 30, 1996. Earnings in 1997 reflect a significant increase in automotive services due to a 30 percent increase in the number of cars sold at ADESA's auctions and the expansion of AFC's floorplan financing business. 1997 earnings also reflect a solid performance from electric operations and water services, and consistent performance, net of one-time adjustments in 1996, by the investments segment. Corporate charges and other reflect increased debt service costs as a result of the higher balance of commercial paper in 1997 and nine months of distributions with respect to the Cumulative Quarterly Income Preferred Securities issued in March 1996. In 1996 water services included a gain from the sale of water assets, portfolio and reinsurance included a one-time tax benefit from an IRS audit adjustment, and real estate included the recognition of tax benefits and the sale of a joint venture.

                                      Quarter Ended       Nine Months Ended
                                      September 30,          September 30,
Earnings Per Share                   1997       1996      1997          1996
--------------------------------------------------------------------------------

         Electric Operations       $  .44      $  .36    $ 1.16       $  1.00

         Water Services               .06         .02       .15           .12

         Automotive Services          .14         .03       .39           .11

         Investments
              Portfolio and
                reinsurance           .16         .18       .49           .56
              Real estate             .12         .14       .19           .35
                                   ------      ------    ------       -------
                                      .28         .32       .68           .91

         Corporate Charges
           and Other                 (.19)       (.15)     (.53)         (.46)
                                   ------      ------    ------       -------

         Total Earnings Per Share  $  .73      $  .58    $ 1.85       $  1.68
--------------------------------------------------------------------------------


CONSOLIDATED FINANCIAL COMPARISON
QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996.

OPERATING REVENUE AND INCOME for 1997 was up $31 million (14.4 percent) due primarily to an increase in the number of cars sold at ADESA's auctions, AFC's floorplan financing business and increased real estate sales. As in 1996, electric operations in 1997 reflected strong demand for electricity by the Company's industrial customers and significant MPEX sales to other power suppliers due to high demand during the summer months. Electric operations in 1997 also included proceeds from the Company's sale of its rights to microwave frequencies.

FUEL AND PURCHASED POWER were up $0.7 million (1.4 percent) in 1997 because of a
2.4 percent increase in generation at the Company's coal fired generating stations and higher prices for purchased power. The price of purchased power was substantially higher per megawatthour because of competitive pricing and additional transmission fees assessed for the delivery of power within the Midwest.

OPERATIONS EXPENSES were up $12.4 million (9.6 percent) in 1997 reflecting increased sales activity in automotive services and real estate.

INTEREST EXPENSE was down in 1997 due to lower interest rates on debt refinanced during 1997.

INCOME TAX EXPENSE was significantly higher in 1997 due to the $18.6 million increase in operating income and the recognition of a $4 million tax benefit by Lehigh in 1996.


CONSOLIDATED FINANCIAL COMPARISON
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

OPERATING REVENUE AND INCOME was up $72.4 million (11.6 percent) in 1997, primarily due to the addition of ADESA's nine new auction sites and increased sales at existing ADESA auctions. Electric operations in 1997 reflected continued strong demand for electricity by the Company's industrial customers and MPEX sales to other power suppliers. In addition, proceeds from the sale by electric operations of microwave frequencies and river land added to operating revenue and income. Revenue from water services was higher in 1997 because of increased rates approved by the FPSC effective in September 1996. The increase was partially offset by lower revenue following the sale of two water systems by Heater in March and December 1996. The March 1996 sale resulted in a $1.1 million pre-tax gain. The increase in operating revenue and income from investments reflected a $7.1 million (34.3 percent) increase in real estate sales.

OPERATIONS EXPENSES were up $42.2 million (11.2 percent) in 1997. The increase is due primarily to increased sales activity in automotive services and real estate.

INTEREST EXPENSE was higher in 1997 due primarily to more commercial paper issued.

DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY were higher in 1997 because the securities were outstanding for the nine months in 1997 compared to less than seven months in 1996.

INCOME TAX EXPENSE was significantly higher in 1997 due to the $27.9 million increase in operating income and the recognition of a $6 million tax benefit by Lehigh in 1996.


BUSINESS SEGMENT COMPARISON
QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996.

ELECTRIC OPERATIONS. Operating revenue and income was up 5.1 percent in 1997 which reflected strong demand for electricity by the Company's industrial customers and proceeds from the sale of rights to microwave frequencies. Total kilowatthour sales (down 9.2 percent) reflected a 25 percent decrease in sales for resale by MPEX. MPEX sales were lower because less power was available and prices were higher. While total revenue from MPEX sales was lower in 1997, higher profit margins were realized on these sales.

Revenue from electric sales to taconite customers accounted for 29 percent of electric operating revenue in 1997 compared to 32 percent in 1996. Electric sales to paper and other wood-products companies accounted for 11 percent of electric operating revenue in 1997 and 1996. Sales to other power suppliers accounted for 15 percent of electric operating revenue in 1997 compared to 17 percent in 1996.

Total electric operating expenses increased only $1.2 million in 1997. The increase included a $0.7 million increase in fuel and purchased power due to a
2.4 percent increase in generation at the Company's coal-fired generating stations and higher prices for purchased power. Recent reform of the Minnesota property tax system reduced operating expenses in 1997.

WATER SERVICES. Operating revenue and income from water services was higher in 1997 primarily due to Florida Water's implementation of final rates in September 1996 and additional customers in Florida and North Carolina. Operating expenses were higher due to start-up costs associated with the
Company's   unregulated subsidiaries, ISI and Americas' Water.

AUTOMOTIVE SERVICES. Operating revenue and income was $14.9 million higher in 1997 due primarily to increased sales at ADESA auction sites. ADESA sold 203,000 cars in 1997 compared to 151,000 in 1996. Growth of AFC's floorplan financing business and increased transport business also increased revenue and income. Operating expenses were higher in 1997 because of increased sales activity at ADESA. The expansion of AFC's floorplan financing business also contributed to higher operating expenses.

INVESTMENTS.

   - SECURITIES PORTFOLIO AND REINSURANCE. The Company's securities portfolio and reinsurance continued to perform well in 1997 as in 1996.

   - REAL ESTATE OPERATIONS. Revenue was up in 1997 as a result of additional sales of properties at Lehigh and Palm Coast. Net income in 1996 included the recognition of $4 million of tax benefits at Lehigh.


BUSINESS SEGMENT COMPARISON
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

ELECTRIC OPERATIONS. Operating revenue and income from electric operations was up slightly in 1997. Electric operations in 1997 reflected continued strong demand for electricity by the Company's industrial customers and MPEX sales to other power suppliers. In addition, proceeds from the sale of rights to microwave frequencies and the sale of river land to the State of Minnesota offset a decline in revenue resulting from an 8 percent decrease in total kilowatthour sales. The decrease is attributable to a decline in sales to other power suppliers due to less power available for resale. Less power was available because of higher prices for purchased power, various generating unit outages, reduction in transmission capability damaged by severe spring storms in the Midwest and less hydro generation in Canada. The decrease in kilowatthour sales was partially offset by an increase in sales to paper customers because of a higher demand for paper.

Revenue from electric sales to taconite customers accounted for 31 percent of electric operating revenue in 1997 and 32 percent in 1996. Electric sales to paper and other wood-products companies accounted for 12 percent of electric operating revenue in 1997 and 11 percent in 1996. Sales to other power suppliers accounted for 12 percent of electric operating revenue in 1997 compared to 14 percent in 1996.

Total electric operating expenses decreased by $4 million in 1997. The decrease is primarily attributable to lower fuel and purchased power expenses because of reduced kilowatthour sales and lower property taxes due to the 1997 reform of the Minnesota property tax system. Lower interest charges also contributed to the cost reductions in 1997 operating expenses.

WATER SERVICES. Operating revenue and income from water services was higher in 1997 primarily because of increased rates approved by the FPSC in 1996 for Florida Water customers. The increase was partially offset by lower revenue following the sale of two water systems by Heater in March and December 1996. The March 1996 sale resulted in a $1.1 million pre-tax gain.

AUTOMOTIVE SERVICES. Operating revenue and income was $54.9 million higher in 1997 due primarily to increased sales at ADESA auction sites. ADESA sold 594,000 cars in 1997 compared to 456,000 in 1996. Growth of AFC's floorplan financing business, increased transport business and a gain on the sale of an auction also increased revenue and income. Operating expenses were higher in 1997 because of increased sales activity at ADESA auction sites. The expansion of AFC's floorplan financing business also contributed to higher operating expenses.

INVESTMENTS.

  - SECURITIES PORTFOLIO AND REINSURANCE. The Company's securities portfolio and reinsurance earned an annualized after-tax return of 8.1 percent in 1997 compared to 9 percent in 1996. A one-time tax benefit for an IRS audit adjustment was included in 1996.

  - REAL ESTATE OPERATIONS. Revenue was up in 1997 compared to 1996 due to increased sales at Lehigh and Palm Coast. 1996 included $3.7 million from the sale of Lehigh's joint venture investment in a resort and golf course. The April 1996 acquisition of Palm Coast increased 1997 operating revenue and expenses. Net income in 1996 included the recognition of $6 million of tax benefits at Lehigh.



LIQUIDITY AND FINANCIAL POSITION

Reference is made to the Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and 1996, for purposes of the following discussion.

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

AFC sold $50 million of receivables to a third party purchaser during 1997, a total of $100 million since December 1996. Under the terms of a five-year agreement amended in August 1997, the purchaser agrees to purchase additional receivables aggregating $225 million, at any one time outstanding, to the extent that such purchases are supported by eligible receivables. Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund car inventory purchases for AFC's customers.

In June 1997 Minnesota Power refinanced $10 million of industrial development revenue bonds and $29 million of pollution control bonds with $39 million of Variable Rate Demand Revenue Refunding Bonds Series 1997A due June 1, 2020, Series 1997B and Series 1997C due June 1, 2013 and Series 1997D due December 1, 2007. A total of $36.5 million of the transaction was completed in June and July. The remaining $2.5 million of the refinancing was completed in October 1997. In May 1997 MP Water Resources' $30 million 10.44% long-term note payable was refinanced with $24 million of Florida Water's First Mortgage Bonds, 8.01% Series due May 30, 2017 and $6 million of internally generated funds.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the nine months ended September 30, 1997 totaled $46.6 million compared to $76.6 million for the same period in 1996. Expenditures in 1997 include $23.8 million for electric operations, $14.9 million for water services and $7.9 million for automotive services. Internally generated funds were the primary source for funding capital expenditures.

NEW ACCOUNTING STANDARDS

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Net Income", effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require the Company to report a total for comprehensive income which includes, among other things, unrealized holding gains and losses on securities classified as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and foreign currency translation adjustments accounted for under SFAS 52, "Foreign Currency Translation".

Also in June 1997 the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 requires the reporting of certain information about operating segments of an enterprise. The Company believes that it is already in compliance with SFAS 131 in all material respects.

In February 1997 the FASB issued SFAS 128, "Earnings per Share." SFAS 128 addresses the computation and disclosure of earnings per share amounts when a company has stock options, awards, warrants and/or convertible securities outstanding. SFAS 128 is effective for periods ending after December 15, 1997 and is not expected to have a material impact on the Company upon adoption.



PART II. OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1996 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1996 Form 10-K.


Ref. Page 11. - Table - Summary of National Pollutant Discharge Elimination System Permits

Facility                          Issue Date             Expiration Date
--------                          ----------             ---------------
Boswell                           February 4, 1993       December 31, 1997 (1)
General Office Building/Lake
  Superior Plaza                  May 1, 1995            December 31, 1997 (2)
--------------------

(1) On June 27, 1997 a renewal application for this permit was submitted to the MPCA. A new permit is expected to be issued in the fourth quarter of 1997. Permits are extended by the timely filing of a renewal application which stays the expiration of the previously issued permit.
(2) On July 1, 1997 a renewal application for this permit was submitted to the MPCA. A new permit is expected to be issued in the fourth quarter of 1997.


Ref. Page 13. - Fifth Paragraph
Ref. 10-Q for the quarter ended June 30, 1997, Page 13 - Second Paragraph

On September 10, 1997 the transaction between Heater and the shareholders of LaGrange Waterworks Corporation closed after the NCUC issued an order denying the request for reconsideration filed by the public staff of the NCUC and the City of Fayetteville.

Ref. Page 13. - Last Paragraph
Ref. 8-K dated June 23, 1997, Page 1 - Fourth Paragraph

FLORIDA  WATER'S  1995 RATE  CASE.  In April  1997 the FPSC,  acting on  Florida
Water's motion, reversed its previous decision and again allowed recovery of pre-existing AFPI charges for certain Florida Water service areas, subject to refund with interest in the event of an adverse court ruling in the appeal of the 1995 rate case. In its answer brief filed in the Court of Appeals on August 21, 1997 the FPSC conceded that its treatment of AFPI in its October 1996 Order was in error and requested the Court of Appeals to remand the AFPI issue to the FPSC for final disposition. Florida Water estimates approximately $1 million, on an annual basis, will be collected and accounted for as deferred revenue pending results of the appeal.

The appeal process in the 1995 Rate Case may take as long as another nine months. The Company is unable to predict the outcome of this matter.

Ref. Page 14. - First Paragraph
Ref. 8-K dated June 23, 1997, Page 1 - Second Paragraph

FPSC REFUND ORDER IN CONNECTION WITH 1991 RATE CASE. On October 7, 1997 the FPSC voted to provide notice to Florida Water's customers of the potential refund or surcharge and to require all parties to submit briefs concerning refund and surcharge issues by November 5, 1997. The issues to be considered on remand relate to rate design and do not involve any adjustment to Florida Water's revenue requirement.

In July 1997, after the Court of Appeals remanded the Refund Order back to the FPSC, Spring Hill customers in Hernando County filed a petition with the FPSC requesting that Florida Water be ordered to refund $2.5 million, the amount paid by the Spring Hill service area from January 1996 through June 1997 under uniform rates (established by the FPSC in the 1991 Rate Case) which is in excess of the amount which would have been paid under modified stand-alone rates. Because Hernando County had assumed jurisdiction over Spring Hill's rates, Spring Hill was not included as part of Florida Water's 1995 Rate Case in which the FPSC ordered interim rates effective January 1996 based on modified stand-alone rates. The Company has not recorded a provision for refund in connection with this matter and is unable to predict its outcome.

Ref. Page 14. - Insert Following Fourth Paragraph

NORTH CAROLINA UTILITIES COMMISSION

On September 30, 1997 Heater filed with the NCUC for a $1.1 million annual increase for its water and wastewater customers. Hearings are expected to occur in March 1998 with a final order anticipated in May 1998. The Company is unable to predict the outcome of this case.


Ref. Page 15. - Sixth Paragraph
Ref. 10-Q for the quarter ended March 31, 1997, Page 10. - Fifth Paragraph

With respect to the DOJ's complaint in a civil action in the U.S. District Court for the Middle District of Florida (District Court) regarding Florida Water's alleged violation of effluent limitations in the National Pollutant Discharge Elimination System permits occurring at the University Shores and Seaboard wastewater facilities from February 1992 through March 1994, a trial is anticipated to begin in mid-1998. The District Court has established a discovery deadline of January 15, 1998 for all parties. At this time, Florida Water is continuing to pursue settlement as well as prepare for trial in the event a reasonable settlement cannot be reached.

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

                      -------------------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10 Second Amendment to Receivables Purchase Agreement, dated as of August 15, 1997, among AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent.

         27    Financial Data Schedule.

         99 Minnesota Power Consolidated Statement of Income for the 12 Months Ended September 30, 1997 and 1996.

(b)   Reports on Form 8-K. - None.

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




                                                Minnesota Power & Light Company
                                                -------------------------------
                                                         (Registrant)





October 31, 1997                                         D. G. Gartzke
                                                -------------------------------
                                                         D. G. Gartzke
                                                Senior Vice President - Finance
                                                  and Chief Financial Officer




October 31, 1997                                        Mark A. Schober
                                                -------------------------------
                                                        Mark A. Schober
                                                          Controller

                                  EXHIBIT INDEX

    Exhibit
    Number
    -------

      10 Second Amendment to Receivables Purchase Agreement, dated as of August 15, 1997, among AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent.

      27      Financial Data Schedule.

      99 Minnesota Power Consolidated Statement of Income for the 12 Months Ended September 30, 1997 and 1996.