Form 10-K
period 1997-12-31
MINNESOTA POWER & LIGHT CO
filed 1998-03-25
CIK 66756

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
/X/    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Fiscal Year Ended DECEMBER 31, 1997

/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from              to
                                                    ------------    ------------

Commission File No. 1-3548

                         MINNESOTA POWER & LIGHT COMPANY
             (Exact name of registrant as specified in its charter)

            Minnesota                                      41-0418150
   (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

                             30 West Superior Street
                             Duluth, Minnesota 55802
           (Address of principal executive offices including Zip Code)

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

         Yes      /X/        No       / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by nonaffiliates on March 2, 1998 was $1,370,119,250.

     As of March 2, 1998 there were 33,699,517 shares of Minnesota Power & Light Company Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Minnesota Power 1997 Annual Report are incorporated by reference in Part II, Items 7 and 8, and portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                      INDEX

                                                                         PAGE
PART I
Item 1.   Business                                                         1
          Electric Operations                                              2
              Electric Sales                                               2
              Purchased Power                                              5
              Capacity Sales                                               5
              Fuel                                                         6
              Regulatory Issues                                            6
              Capital Expenditure Program                                  8
              Competition                                                  8
              Franchises                                                   9
              Environmental Matters                                        9
          Water Services                                                  12
              Regulatory Issues                                           13
              Capital Expenditure Program                                 14
              Competition                                                 14
              Franchises                                                  14
              Environmental Matters                                       14
          Automotive Services                                             15
              Capital Expenditure Program                                 15
              Competition                                                 16
              Environmental Matters                                       16
          Investments                                                     16
              Environmental Matters                                       17
          Executive Officers of the Registrant                            18
Item 2.   Properties                                                      20
Item 3.   Legal Proceedings                                               22
Item 4.   Submission of Matters to a Vote of Security Holders             23

PART II
Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                            23
Item 6.   Selected Financial Data                                         24
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      24
Item 8.   Financial Statements and Supplementary Data                     24
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       24

PART III
Item 10.  Directors and Executive Officers of the Registrant              25
Item 11.  Executive Compensation                                          25
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                                 25
Item 13.  Certain Relationships and Related Transactions                  25

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                    26

SIGNATURES                                                                33

                                   DEFINITIONS

         The following abbreviations or acronyms are used in the text.

ABBREVIATION OR ACRONYMS    TERM
------------------------    ----------------------------------------------------

ADESA                       ADESA Corporation
AFC                         Automotive Finance Corporation
Americas' Water             Americas' Water Services Corporation
BNI Coal                    BNI Coal, Ltd.
Boswell                     Boswell Energy Center
Capital Re                  Capital Re Corporation
CIP                         Conservation Improvement Program(s)
Company                     Minnesota Power & Light Company and its Subsidiaries
Duluth                      City of Duluth, Minnesota
EPA                         Environmental Protection Agency
FERC                        Federal Energy Regulatory Commission
Florida Water               Florida Water Services Corporation
FPSC                        Florida Public Service Commission
Great Rigs                  Great Rigs Incorporated
Heater                      Heater Utilities, Inc.
Hibbard                     M.L. Hibbard Station
ISI                         Instrumentation Services, Inc.
Laskin                      Laskin Energy Center
Lehigh                      Lehigh Acquisition Corporation
MAPP                        Mid-Continent Area Power Pool
MBtu                        Million British thermal units
Minnesota Power             Minnesota Power & Light Company and its Subsidiaries
Minnkota Power              Minnkota Power Cooperative, Inc.
MP Telecom                  Minnesota Power Telecom, Inc.
MPCA                        Minnesota Pollution Control Agency
MPUC                        Minnesota Public Utilities Commission
MW                          Megawatt(s)
MWh                         Megawatthour
NCUC                        North Carolina Utilities Commission
Note_                       Note __ to the consolidated financial statements
                                 in the Minnesota Power 1997 Annual Report
NPDES                       National Pollutant Discharge Elimination System
PSCW                        Public Service Commission of Wisconsin
Square Butte                Square Butte Electric Cooperative
SWL&P                       Superior Water, Light and Power Company
U.S. Maintenance
 and Management             U.S. Maintenance and Management Services
                                 Corporation
WPPI                        Wisconsin Public Power, Inc.

                              SAFE HARBOR STATEMENT
                                    UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this annual report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

         Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

         - prevailing governmental policies and regulatory actions, including those of the FERC, the MPUC, the FPSC, the NCUC and the PSCW, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
         -   economic and geographic  factors including  political and economic risks;
         -   changes in and compliance  with  environmental  and safety laws and policies;
         -   weather conditions;
         -   population growth rates and demographic   patterns;
         -   competition  for  retail  and  wholesale customers;
         -   pricing  and  transportation  of  commodities;
         -   market demand,  including structural market changes;
         -   changes in tax rates or policies or in rates of  inflation;
         -   changes in project  costs;
         - unanticipated changes in operating expenses and capital expenditures;
         -   capital  market  conditions;
         -   competition  for  new energy  development  opportunities; and
         - legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

                                     PART I

ITEM 1.  BUSINESS.

         Minnesota Power, a broadly diversified service company incorporated under the laws of the State of Minnesota in 1906, has operations in four business segments: (1) Electric Operations, which include electric and gas services, and coal mining; (2) Water Services, which include water and wastewater services; (3) Automotive Services, which include a network of vehicle auctions, a finance company and an auto transport company; and (4) Investments, which include a securities portfolio, a 21 percent equity investment in a financial guaranty reinsurance and insurance company and real estate operations. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment. As of December 31, 1997 the Company and its subsidiaries had approximately 6,800 employees.

                                             1997          1996         1995
--------------------------------------------------------------------------------
                                                         Millions
Operating Revenue and Income
    Electric Operations                    $ 541.9       $ 529.2      $ 503.5
    Water Services                            95.5          85.2         66.1
    Automotive Services (a)                  255.5         183.9         61.6
    Investments                               60.9          49.9         43.7
    Corporate Charges                         (0.2)         (1.3)        (2.0)
                                           -------       -------      -------
                                           $ 953.6       $ 846.9      $ 672.9
                                           =======       =======      =======

Net Income
    Electric Operations                    $  43.1       $  39.4      $  41.0
    Water Services                             8.2           5.4         (1.0)
    Automotive Services (a)                   14.0           3.7            -
    Investments                               32.1          38.1         41.3
    Corporate Charges                        (19.8)        (17.4)       (19.4)
                                           -------       -------      -------
                                              77.6          69.2         61.9

    Discontinued Operations (b)                  -             -          2.8
                                           -------       -------      -------
                                           $  77.6       $  69.2      $  64.7
                                           =======       =======      =======

--------------------------------------------------------------------------------

Basic and Diluted
    Earnings Per Share of Common Stock        $2.47        $2.28        $2.16

Average Shares of Common Stock - Millions      30.6         29.3         28.5

--------------------------------------------------------------------------------
(a) The Company purchased 80 percent of ADESA, including AFC and Great Rigs, on July 1, 1995, another 3 percent in January 1996 and the remaining 17 percent in August 1996.
(b) On June 30, 1995 the Company sold its interest in the paper and pulp business to Consolidated Papers, Inc.

         Since 1983 Minnesota Power has been diversifying to reduce its reliance on electricity sales to Minnesota's taconite industry and to gain additional earnings growth potential. Acquisitions have been a primary means of diversification. During 1997 the Company continued its corporate strategy of expanding existing business segments. Electric Operations created a telecommunications subsidiary, while Water Services acquired a water subsidiary and established two non-regulated subsidiaries. Automotive Services added two auction facilities and 25 loan production offices. The Company plans to consider other acquisitions that would complement its businesses, expand its services and contribute to earnings growth.

         For a detailed discussion of results of operations and trends, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Minnesota Power 1997 Annual Report. For business segment information, see Note 1.

                               ELECTRIC OPERATIONS

         Electric Operations generate, transmit, distribute and market electricity. In addition Electric Operations include coal mining, telecommunications and economic development projects within the Company's service area. Electric Operations intend to seek cost saving alternatives and efficiencies, and expand non-regulated services.

         - MINNESOTA POWER provides electricity in a 26,000 square mile electric service territory located in northeastern Minnesota. As of December 31, 1997 Minnesota Power was supplying retail electric service to 122,000 customers in 153 cities, towns and communities, and outlying rural areas. The largest city served is Duluth with a population of 85,000 based on the 1990 census. Wholesale electric service for resale is supplied to 15 municipal distribution systems, one private utility and SWL&P.

              MPEX, a division of Minnesota Power, is an expansion of the Company's inter-utility marketing group which has been a buyer and seller of capacity and energy for over 25 years in the wholesale power market. The customers of MPEX are other power suppliers in the Midwest and Canada. MPEX also contracts with its customers to provide hourly energy scheduling and power trading services.

         - SUPERIOR WATER, LIGHT AND POWER COMPANY sells electricity and natural gas, and provides water service in northwestern Wisconsin. As of December 31, 1997 SWL&P served 14,000 electric customers, 11,000 natural gas customers and 10,000 water customers.

         - BNI COAL owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite coal under coal supply agreements extending to 2027. Under an agreement with Square Butte, Minnesota Power purchases about 71 percent of the output from the Square Butte unit which is capable of generating up to 455 MW. Minnkota Power has an option to extend its coal supply agreement to 2042. (See - Fuel and Note 5.)

         - ELECTRIC OUTLET, INC. is a retail store that sells life-style changing electric products and also researches new products to be offered for sale and distribution.

         - MINNESOTA POWER TELECOM, INC., formed in 1997, will provide high volume fiber optic and microwave communications to businesses across the Company's service territory.

         - UPPER MINNESOTA PROPERTIES, INC. has invested in affordable housing projects located in Electric Operations' service territory. The Company is also an active participant in a variety of economic development projects throughout Electric Operations' service territory providing resources and expertise.

ELECTRIC SALES

         The two major industries in Minnesota Power's service territory are taconite production, and paper and pulp mills. Taconite customers accounted for 31 percent of the Company's electric operating revenue and income in 1997 (32 percent in 1996; 35 percent in 1995). Paper and pulp customers accounted for 12 percent of electric operating revenue and income in 1997 (11 percent in 1996; 12 percent in 1995). Sales to other power suppliers accounted for 12 percent of electric operating revenue and income in 1997 (13 percent in 1996; 9 percent in 1995). As deregulation of the electric utility industry approaches, the Company believes the percentage of electric revenue from sales to other power suppliers will continue to increase. The percentage of electric revenue from taconite customers is expected to decrease as other strategic initiatives, including MPEX and MP Telecom, add to electric operating revenue and income.

         Over the last five years, 80 percent of the domestic ore consumed by iron and steel plants in the United States has originated from plants within the Company's electric service territory. Taconite, an iron-bearing rock of relatively low iron content which is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 47 million tons in 1997 (46 million tons in 1996;

47 million tons in 1995). Based on the Company's research of the taconite industry, 1998 Minnesota taconite production is anticipated to remain at or near the 1997 level. While taconite production is expected to continue at annual levels over 40 million tons, the long-term future of this cyclical industry is less certain. Production may decline gradually some time after the year 2008.

                                                                                 Year Ended December 31,
                                                                        1997              1996             1995
-------------------------------------------------------------------------------------------------------------------

Total Electric Operating Revenue and Income - Millions                 $541.9            $529.2           $503.5

Percentage of Total Electric Operating Revenue and Income
     Retail
       Industrial
         Taconite Producers <F1>                                         31%               32%              35%
         Paper and Pulp Mills                                            12                11               12
         Other Industrial                                                 6                 6                7
                                                                        ---               ---              ---
           Total Industrial                                              49                49               54
       Residential                                                       12                12               11
       Commercial                                                        11                11               12
       Other Retail                                                       1                 1                1
     Sales to Other Power Suppliers                                      12                13                9
     Other Revenue and Income                                            15                14               13
                                                                        ---               ---              ---
                                                                        100%              100%             100%
                                                                        ===               ===              ===

-------------------------------------------------------------------------------------------------------------------

<F1> The Company's two largest  customers  represented 10 percent and 8 percent, respectively, of total electric operating revenue and income in 1997 (11 percent and 8 percent in 1996; 12 percent and 9 percent in 1995).

         LARGE POWER CUSTOMER CONTRACTS

         The Company has Large Power Customer contracts with five taconite producers, four paper and pulp mills, and two pipeline companies (Large Power Customers), each of which requires 10 MW or more of generating capacity. Large Power Customer contracts require the Company to have a certain amount of generating capacity available at all times. In turn each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of MW subject to a demand charge on a periodic (pool season) basis and require that a portion of their MW needs be committed on a take-or-pay basis for the entire term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs which includes a discounted demand rate and energy priced at the Company's incremental cost after serving all firm power obligations. The Company also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above the Company's cost. Incremental production service is interruptible.

         Each contract continues after the contract termination date, unless the required four-year advance notice of cancellation has been given. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. Large Power Customers are required to purchase their entire electric service requirements from the Company for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. Minnesota Power has implemented a key account management process to heighten its focus on large commercial and industrial customers' needs, and anticipates continuing negotiations with these customers to explore options to respond to those needs. (See Regulatory Issues - Electric Rates.)

         As of March 15, 1998 the minimum annual revenue the Company would collect under contracts with these Large Power Customers, assuming no electric energy use by these customers, is estimated to be $101.8, $78.3, $69.2, $66.5 and $47.3 million during the years 1998, 1999, 2000, 2001 and 2002, respectively. Based on past experiences and projected operating levels, the Company believes revenue from these Large Power Customers will be substantially in excess of the minimum contract amounts.


                              CONTRACT STATUS FOR MINNESOTA POWER LARGE POWER CUSTOMERS
                                                   AS OF MARCH 15, 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                                Earliest
Customer                       Location                      Ownership                       Termination Date
--------                       --------                      ---------                       ----------------
Eveleth Mines LLC              Eveleth, MN                   45% Rouge Steel Co.             October 31, 1999 <F1>
                                                             40% AK Steel Co.
                                                             15% Stelco Inc.

Hibbing Taconite Co.           Hibbing, MN                   70.3% Bethlehem Steel Corp.     December 31, 2001 <F2>
                                                             15% Cleveland-Cliffs Inc
                                                             14.7% Stelco Inc.

Inland Steel Mining Co.        Virginia, MN                  Inland Steel Co.                December 31, 2007


U.S. Steel - Minntac           Mt. Iron, MN                  USX Corporation                 December 31, 2007


National Steel Pellet Co.      Keewatin, MN                  National Steel Corp.            October 31, 2004


Blandin Paper Co.              Grand Rapids, MN              UPM-Kymmene Corporation         April 30, 2004


Boise Cascade Corp.            International Falls, MN       Boise Cascade Corp.             December 31, 2002


Lake Superior Paper            Duluth, MN                    Consolidated Papers, Inc.       July 31, 2008
   Industries and Superior
   Recycled Fiber Industries


Potlatch Corp.                 Cloquet, MN and               Potlatch Corp.                  December 31, 2002
                               Brainerd, MN

Lakehead Pipe Line Co. L.P.    Deer River, MN                Lakehead Pipe Line              April 30, 2001
                               Floodwood, MN                   Partners, L.P.


Minnesota Pipeline Company     Staples, MN                   60% Koch Pipeline Co LP         September 30, 2002
                               Little Falls, MN              40% Marathon Ashland
                               Park Rapids, MN                 Petroleum LLC
-------------------------------------------------------------------------------------------------------------------

<F1> A contract  amendment,  which  provides for the Company to continue to meet all of Eveleth Mines LLC's electric requirements through October 2008, has been filed for MPUC approval.
<F2> A contract  amendment,  which  provides for the Company to continue to meet all of Hibbing Taconite Co.'s electric requirements through December 2008, has been filed for MPUC approval.

PURCHASED POWER

         Minnesota Power has contracts to purchase capacity and energy from various entities. In addition to the contracts listed below, the Company has entered into various smaller purchased power contracts for the purposes of meeting its capacity needs or brokering power.

               STATUS OF MINNESOTA POWER PURCHASED POWER CONTRACTS
--------------------------------------------------------------------------------

Entity                 Contract MW   Contract Period
------                 -----------   ---------------
Participation Power
-------------------
  Purchases (a)
  ---------

   Square Butte (b)        322       May 6, 1977 through December 31, 2007

   LTV Steel               210       May 1, 1995 though April 30, 2000

   Silver Bay Power         78       November 1, 1995 through October 31, 2000

--------------------------------------------------------------------------------
(a) Participation power purchase contracts require the Company to pay the demand charges for generating capacity under contract and an energy charge for each MWh purchased. The selling entity is obligated to provide energy as scheduled by the Company from the generating unit specified in the contract as energy is available from that unit.

(b) Under an agreement extending through 2007 with Square Butte, Minnesota Power purchases about 71 percent of the output of a mine-mouth generating unit capable of generating up to 455 MW. The Square Butte generating unit is located near Center, North Dakota and is one of two lignite-fired units at Minnkota Power's Milton R. Young Generating Station. Reductions to about 49 percent of the output are provided for in the contract and, at the option of Square Butte, could begin after a five-year advance notice to the Company. The cost of the power and energy purchased is a proportionate share of Square Butte's fixed and variable costs. The Company is responsible for paying all costs and expenses of Square Butte (including leasing, operating and any debt service costs) if not paid by Square Butte when due. These obligations of the Company are absolute and unconditional, whether or not any power is actually delivered to the Company. (See Note 5.)

CAPACITY SALES

         Minnesota Power has contracts to sell capacity to nonaffiliated utility companies. In addition to the contracts listed below, the Company has entered into various smaller capacity sales contracts for the purposes of selling surplus capacity or brokering power.

               STATUS OF MINNESOTA POWER CAPACITY SALES CONTRACTS
--------------------------------------------------------------------------------

Utility                Contract MW    Contract Period
-------                -----------    ---------------
Participation Power
-------------------
  Sales (a)
  -----
   Interstate Power
     Company               55         May 1 through October 31 of each year from
                                        1994 through 2000
                           20         November 1, 1997 through April 30, 1998
                           35         November 1, 1998 through April 30, 1999
                           50         November 1, 1999 through April 30, 2000
Firm Power Sales (b)
--------------------
   Wisconsin Power &
     Light Company         75         January 1, 1998 through  December 31, 2007
   Northern States
     Power Company        150         May 1 through October 31 of each year from
                                        1997 through 2000
--------------------------------------------------------------------------------
(a) Participation power sales contracts require the purchasing utility to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The Company is obligated to provide energy as scheduled by the purchasing utility from the generating unit specified in the contract as energy is available from that unit.
(b) Firm power sales contracts require the purchasing utility to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The Company is obligated to provide energy as scheduled by the purchasing utility.

FUEL

         The Company purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana and Wyoming. Coal consumption for electric generation at the Company's Minnesota coal-fired generating stations in 1997 was about 4.1 million tons. As of December 31, 1997 the Company had a coal inventory of about 497,000 tons. The Company has three coal supply agreements in place with Montana suppliers. Two terminate in December 1999 and the other terminates in December 2000. Under these agreements the Company has the tonnage flexibility to procure 70 percent to 100 percent of its total coal requirements. The Company will obtain coal in 1998 under these agreements and the spot market. This mix of coal supply options allows the Company to reduce market risk and to take advantage of favorable spot market prices. The Company is exploring future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

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

                                                Year Ended December 31,
COAL DELIVERED TO MINNESOTA POWER      1997             1996              1995
--------------------------------------------------------------------------------
     Average Price Per Ton            $20.26           $19.30            $19.19
     Average Price Per MBtu            $1.11            $1.06             $1.07
--------------------------------------------------------------------------------

         The generating unit operated by Square Butte burns North Dakota lignite supplied by BNI Coal, a wholly owned subsidiary of the Company, pursuant to the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 1997 was approximately 64 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit. Under the various agreements with Square Butte, the Company is unconditionally obligated to pay all costs not paid by Square Butte when due. These costs include the price of lignite purchased under a cost-plus contract from BNI Coal. (See Item 2. Properties and Note 5.) BNI Coal has experienced no difficulty in supplying all of Square Butte's lignite requirements.

REGULATORY ISSUES

         The Company and its subsidiaries are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility operations.

         The Company and its subsidiaries are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Electric Operations' service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 68 percent, 12 percent, and 8 percent, respectively, of the Company's 1997 electric operating revenue and income.

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

         The demand charge component of the Company's large power rate schedules are designed to recover the fixed costs of providing capacity to Large Power Customers, including a return on common equity. A Large Power Customer's monthly demand charge obligation in any particular month is determined based upon the firm demand amount. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the regulatory process governing all retail electric rates. Contracts with ten of the eleven Large Power Customers provide for deferral without interest or diminishment of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage. (See Electric Sales - Large Power Customer Contracts.)

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

         The Company requires that all large industrial and commercial customers under contract specify the date when power is first required, and thereafter the customer is billed for at least the minimum power for which they contracted. These conditions are part of all contracts covering power to be supplied to new large industrial and commercial customers and to current customers as their contracts expire or are amended. All contracts provide that new rates which have been approved by appropriate regulatory authorities will be substituted immediately for obsolete rates, without regard to any unexpired term of the existing contract. All rate schedules are subject to approval by appropriate regulatory authorities.

         FEDERAL ENERGY REGULATORY COMMISSION

         The FERC has jurisdiction over the Company's wholesale electric service resale customers and transmission service (wheeling) customers.

         The Company has long-term contracts with 15 Minnesota municipalities receiving resale service. Two contracts are for service through 2002 and 2004, while the other 13 are for service through at least 2007. The contracts limit rate increases (including fuel costs) to about 2 percent per year on a cumulative basis. In 1997 the 15 municipal customers purchased 615,422 MWh from the Company.

         A contract between Minnesota Power and SWL&P provides for SWL&P to purchase its power from the Company through at least 2010 and limits rate increases (including fuel costs) to about 2 percent per year on a cumulative basis. SWL&P purchased 564,200 MWh from the Company in 1997.

         The Company also has a contract through 2004 to supply electricity to Dahlberg Light and Power Company (Dahlberg), a private utility. Dahlberg purchased 86,434 MWh from the Company in 1997.

         The Company's hydroelectric facilities, which are located in Minnesota, are licensed by the FERC. In 1995 the FERC issued to the Company a 30-year license for the St. Louis River hydroelectric project (87.6 MW generating capability). In 1996 the FERC extended the license term from 30 to 40 years because of certain mandates to mitigate environmental consequences of the project. In May 1997 the FERC issued an annual license for the Pillager hydroelectric project (1.5 MW generating capability) under the existing license terms and conditions. This annual license is effective until the new license is issued. (See Environmental Matters - Water.)

         MINNESOTA PUBLIC UTILITIES COMMISSION

         The Company's retail rates are based on a 1994 MPUC retail rate order which allows for an 11.6 percent return on common equity devoted to utility plant.

         Minnesota requires investor owned electric utilities to spend a minimum of 1.5 percent of gross annual retail electric revenue on conservation improvement programs (CIP) each year. The MPUC approved a minimum statutory spending requirement of $5.1 million for 1997 ($5.1 million for 1996; $5.3 million for 1995). In 1997 the Company spent $5.8 million on CIP ($14.4 million in 1996; $14.2 million in 1995) and expects to spend a total of $11.9 million during 1998. The MPUC allows such conservation expenditures in excess of amounts recovered through current rates to be accumulated in a deferred account for future recovery. Through a billing adjustment and retail base rates approved by the MPUC, the Company is allowed to recover current and deferred CIP expenditures, a carrying charge on unrecovered expenditures and the lost margins associated with power saved as a result of these programs. The Company collected CIP related revenue of $13.7 million in 1997 ($10.8 million in 1996 and 1995).

CAPITAL EXPENDITURE PROGRAM

         Capital expenditures for Electric Operations totaled $35 million during 1997. Internally generated funds and long-term financing were used to fund these capital expenditures. Electric Operations capital expenditures are expected to be $44 million in 1998 and total approximately $144 million during the period 1999 through 2002. The 1998 amount is for electric system component replacement and upgrades, telecommunication fiber and coal handling equipment. The Company's estimates of such capital expenditures and the sources of financing are subject to continuing review and adjustment.

COMPETITION

         The electric utility industry continues to become more competitive at both the wholesale and retail levels. This is particularly the case in the wholesale markets. Retail deregulation of the industry is being considered at both the federal and state level, and effects the way the Company strategically views the future. With electric rates among the lowest in the United States and with long-term wholesale and Large Power Customer retail contracts in place, Minnesota Power believes Electric Operations are well positioned to address and benefit from competitive pressures.

         WHOLESALE

         Minnesota Power's MPEX division conducts an active wholesale power marketing and trading business, including participation in the new power and energy markets within the Mid-Continent Area Power Pool and other regional reliability councils. In 1997 Manitoba Hydro and Minnesota Power signed a three-year agreement whereby MPEX will provide Manitoba Hydro with exclusive hourly power trading and energy scheduling services in the United States. This agreement became effective January 1, 1998. Also in 1997 Manitoba Hydro and Minnesota Power signed a memorandum of understanding that establishes an alliance whereby the two utilities are and will market electric energy in the Midwest, including but not limited to Wisconsin, Michigan and Illinois. This memorandum strengthens the international relationship beyond the wholesale power trading agreement. Manitoba Hydro is the fourth largest electric utility in Canada. More than a third of Manitoba Hydro's electric sales represent exports of renewable hydroelectricity to the United States and neighboring provinces in Canada. MPEX is reviewing new strategic opportunities for its wholesale marketing operations in light of the new Open Access Transmission Rules enacted by the FERC in 1996. The Company also has wholesale contracts with a number of municipal customers. (See Regulatory Issues - Federal Energy Regulatory Commission.)

         In 1996 the Company completed functional unbundling of its operations under FERC Order No. 888, "Open Access Transmission Rules." This order requires public utilities to take transmission service for their own wholesale transactions under the same terms and conditions on which transmission service is provided to third parties. Also in 1996 the Company filed its "Code of Conduct" under FERC Order No. 889, "Open Access Same Time Information System and Standards of Conduct," which formalized the functional separation of generation from transmission within the organization. The transmission component of Electric Operations is organized for and conducting business under these new federal regulatory requirements. (See Item 2. Properties - Electric Operations.)

         RETAIL

         In 1995 the MPUC initiated an investigation into structural and regulatory issues in the electric utility industry. To make certain that delivery of electric service continues to be efficient following any restructuring, the MPUC adopted 15 principles to guide a deliberate and orderly approach to developing reasonable restructuring alternatives that ensure the fairness of a competitive market and protect the public interest. In January 1996 the MPUC established a competition working group in which company representatives have participated in addressing issues related to wholesale and retail competition. The working group issued a Wholesale Competition Report in October 1996 and a Retail Competition Report in November 1997. The MPUC is expected to begin identifying the steps necessary to successfully implement restructuring upon receipt of a legislative mandate.

         LEGISLATION

         During 1998 Congress is expected to continue to debate proposed legislation which, if enacted, would promote customer choice and a more competitive electric market. The Company is actively participating in the dialogue and debate on these issues in various forums, principally to advocate fairness and parity for all power and energy competitors in any deregulated markets that may be created by new legislation. While Congress is not expected to pass legislation in 1998, the Company cannot predict the timing or substance of any future legislation which might ultimately be enacted. However, the Company will take the necessary steps to maintain its competitive position as a low-cost and long-term supplier to large industrial customers.

         Legislative activity is evolving both in Minnesota and Wisconsin. An electric Energy Task Force comprised of representatives of both houses of the Minnesota legislature continues to study a variety of issues related to industry restructuring. In Minnesota legislation has been introduced, but the Governor and legislative leadership have indicated that no action to restructure the industry will be taken in 1998. The Company is also promoting property tax reform before the Minnesota legislature in order to eliminate the taxation of personal property that results in an inequitable tax burden among current and potential competitors in local markets. The Wisconsin legislature is pursuing electric utility industry restructuring, including the possible formation of an independent transmission system operator within the state.

FRANCHISES

         Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 85 cities and towns located within its electric service territory. SWL&P holds franchises in 15 cities and towns within its service territory. The remaining cities and towns served do not require a franchise to operate within their boundaries.

ENVIRONMENTAL MATTERS

         Certain businesses included in the Company's Electric Operations segment are subject to regulation by various federal, state and local authorities with respect to air quality, water quality, solid wastes and other environmental matters. The Company considers these businesses to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained. The Company does not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

         AIR

         CLEAN AIR ACT. The federal Clean Air Act  Amendments of 1990 (Clean Air
Act) require that specified fossil-fueled generating plants obtain air emission permits from the EPA (or, when delegated, from individual state and pollution control agencies), and meet new sulfur dioxide and nitrogen oxide emission standards beginning January 1, 1995 (Phase I) and that virtually all generating plants meet more strict emission standards beginning January 1, 2000 (Phase II). None of Minnesota Power's generating facilities are covered by the Phase I requirements of the Clean Air Act for sulfur dioxide. However, Phase II requirements apply to the Company's Boswell, Laskin and Hibbard plants, as well as Square Butte.

         The Clean Air Act creates emission allowances for sulfur dioxide based on formulas relating to the permitted 1985 emissions rate and a baseline of average fossil fuel consumed in the years 1985, 1986 and 1987. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Minnesota Power's generating facilities in Minnesota burn mainly low-sulfur western coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. Phase II sulfur dioxide emission requirements are currently being met by Boswell Unit 4. Some moderate reductions in emissions may be necessary for Boswell Units 1, 2 and 3,

Laskin Units 1 and 2, and Square Butte to meet the Phase II sulfur dioxide emission requirements. The Company believes it is in a good position to comply with the sulfur dioxide standards without extensive modifications. Any required reductions at the Minnesota generating facilities are expected to be achieved through the use of lower sulfur coal. Square Butte anticipates meeting its sulfur dioxide requirements through increased use of existing scrubbers or by purchasing additional allowances. The estimated cost to meet sulfur dioxide requirements at Square Butte is $500,000 to $600,000 per year.

         Pursuant to the Clean Air Act, the EPA has established nitrogen oxide limitations for Phase II generating units. To meet Phase II nitrogen oxide limitations, the Company has spent $4.2 million and will spend an additional $1.8 million in 1998 on advanced low emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance standards. Options for complying with the nitrogen oxide limitations at Square Butte are being studied at this time and include operational changes, capital expenditures and seeking regulatory relief. The EPA decided not to promulgate nitrogen oxide limitations for the type of boilers at Hibbard.

         The Company has obtained all necessary Title V air operating permits from the MPCA for applicable facilities to conduct its electric operations.

                          AIR QUALITY EMISSION PERMITS
--------------------------------------------------------------------------------

    Facility            Effective Date             Expiration Date
    --------            --------------             ---------------
    Boswell             March 24, 1997             March 24, 2002
    Laskin              May 12, 1997               May 12, 2002
    Hibbard             July 14, 1997              July 14, 2002

--------------------------------------------------------------------------------

         CLIMATE CHALLENGE. The Company is participating in a voluntary program (Climate Challenge) with the United States Department of Energy to identify activities that the Company has taken and additional measures that the Company may undertake on a voluntary basis that will result in limitations, reductions or sequestrations of greenhouse gas emissions by the year 2000. The Company has agreed to participate in this voluntary program provided that such participation is consistent with the Company's integrated resource planning process, does not have a material adverse effect on the Company's competitive position with respect to rates and costs, and continues to be acceptable to the Company's regulators. The costs to Minnesota Power associated with Climate Challenge participation are minor, reflecting program facilitation and voluntary reporting costs.

         KYOTO PROTOCOL. On December 11, 1997 the United Nations Framework Convention on Climate Change agreed upon a draft international treaty, the Kyoto Protocol (Protocol), which, if ratified, would call for reductions in greenhouse gas emissions. The United States' target is to achieve a 7 percent reduction below 1990 emission levels by the period 2008-2012. The Protocol must be ratified by the United States Senate by March 15, 1999; however, the Protocol does not currently satisfy the guidance provided in a 1997 Senate resolution. The Company currently cannot predict when or if the Protocol will be ratified nor can it determine the impact such ratification would have on the Company.

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

             NATIONAL POLLUTANT DISCHARGE ELIMINATION SYSTEM PERMITS
--------------------------------------------------------------------------------

Facility                       Effective Date              Expiration Date
--------                       --------------              ---------------
Boswell                        February 4, 1993            December 31, 1997 (a)
Laskin                         December 22, 1993           October 31, 1998 (b)
Hibbard                        September 29, 1994          June 30, 1999
Arrowhead DC Terminal          June 17, 1996               March 31, 2001
General Office Building/
 Lake Superior Plaza           January 6, 1998             December 31, 2002
Square Butte                   July 1, 1995                June 30, 2000

--------------------------------------------------------------------------------
(a) On June 27, 1997 a renewal application for this permit was submitted to the MPCA. A new permit is expected to be issued in the second quarter of 1998. Permits are extended by the timely filing of a renewal application which stays the expiration of the previously issued permit.
(b) A renewal application for this permit is due April 30, 1998. The renewal application is expected to be filed on or before March 30, 1998.

         The Company holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 118 MW.

                    FERC LICENSES FOR HYDROELECTRIC PROJECTS
--------------------------------------------------------------------------------

                     Name Plate
Facility               Rating         Effective Date       Expiration Date
--------             ----------       --------------       ---------------
                         MW

Pillager                 1.5          May 12, 1997         May 11, 1998 (a)
Blanchard               18.0          December 1, 1987     August 24, 2003 (b)
Winton                   4.0          March 1, 1981        October 31, 2003 (b)
Little Falls             4.7          January 1, 1994      December 31, 2023
Prairie River            1.1          January 1, 1994      December 31, 2023
Sylvan                   1.8          January 1, 1994      December 31, 2023
St. Louis River         87.6          July 1, 1995         June 30, 2035 (c)
--------------------------------------------------------------------------------
(a) The FERC issued an annual license to the Company under the existing license terms and conditions. This annual license is effective until the new license is issued. An application to relicense this facility was filed with the FERC on May 11, 1995. The FERC will perform an engineering, environmental and economic analysis of that application in order to determine whether to issue a new license for the project. FERC scoping meetings to discuss any environmental and operational issues related to this project were held in October 1996 with the resource agencies and the public. The FERC staff sought input related to any water quality, fishery, terrestrial, cultural and recreation issues that the agencies and public have prior to preparing the environmental assessment for this project. To date, no substantive issues have been raised by the resource agencies or the public in the license process.
(b) The Company is currently in the planning stages for the relicensing of this facility.
(c) The Company filed a request for rehearing of the FERC's order for the purpose of challenging certain terms and conditions of the license which, if accepted by the Company, would alter the Company's operation of the project. In 1996 the FERC issued an order on rehearing in response to the rehearing request and extended the license term from 30 to 40 years because of the anticipated impact of the FERC's mandates to mitigate environmental consequences of the project. The FERC also directed the Company to negotiate with the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band) a reasonable annual charge for the use of tribal lands within the project. In June 1996 the Company filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC. Separate petitions for review were also filed in June 1996 in the same court by the U.S. Department of the Interior and the Fond du Lac Band, two intervenors in the licensing proceedings. The issues to be resolved concern the terms and conditions of the license which will govern the Company's operation and maintenance of the project. In July 1996 the court consolidated the three petitions for review. In October 1996 the Company filed with the court an unopposed motion for a procedural schedule pursuant to which the briefing of the issues would be completed in May 1997. The motion was granted by the court; however, the briefing schedule has been suspended while the Company and the Fond du Lac Band negotiate the reasonable fee for use of tribal lands as mandated by the new license. Both parties have informed the court that these negotiations may resolve other disputed issues, and they are obligated to report to the court periodically the status of these discussions. Beginning in 1996, and most recently in February 1998, the Company filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license which might conflict with the settlement discussions. The FERC granted an extension until August 1, 1998 to comply with those requirements.

         SOLID AND HAZARDOUS WASTE

         The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. The Company is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA.

         In response to EPA Region V's request for utilities to participate in their Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl (PCB) inventories, the Company has scheduled replacement of PCB-contaminated oil from substation equipment by 2000 and the removal of PCB capacitors by 2006. The total cost is expected to be between $1.5 million and $2 million of which $400,000 was expended through December 31, 1997. The Company expects to spend about $110,000 in 1998.

         MINING CONTROL AND RECLAMATION

         BNI Coal's mining operations are governed by the Federal Surface Mining Control and Reclamation Act of 1977. This Act, together with the rules and regulations adopted thereunder by the Department of the Interior, Office of Surface Mining Reclamation and Enforcement (OSM), governs the approval or disapproval of all mining permits on federally owned land and the actions of the OSM in approving or disapproving state regulatory programs regulating mining activities. The North Dakota Reclamation of Strip Mined Lands Act and rules and regulations enacted thereunder in 1969, as subsequently amended by the North Dakota Mining and Reclamation Act and rules and regulations enacted thereunder in 1977, govern the reclamation of surface mined lands and are generally as stringent or more stringent than the federal rules and regulations. Compliance is monitored by the North Dakota Public Service Commission. The federal and state laws and regulations require a wide range of procedures including water management, topsoil and subsoil segregation, stockpiling and revegetation, and the posting of performance bonds to assure compliance. In general these laws and regulations require the reclaiming of mined lands to a level of usefulness equal to or greater than that available before active mining. The Company considers BNI Coal to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained.

                                 WATER SERVICES

         Water Services are comprised of regulated and non-regulated wholly owned subsidiaries of the Company. Water Services have been laying the groundwork for future growth in several new areas of the water business.
Non-regulated subsidiaries have initiated marketing the Company's water expertise outside traditional utility boundaries.

         REGULATED SUBSIDIARIES

         - FLORIDA WATER, the largest investor owned water supplier in Florida, owns and operates water and wastewater treatment facilities within that state. As of December 31, 1997 Florida Water served 119,000 water customers and 52,000 wastewater treatment customers.

              In 1997 Florida Water sold certain water and wastewater assets to Orange County in Florida for $13.1 million. These assets served about 4,000 customers. The transaction resulted in a $4.7 million after-tax gain.

         - HEATER owns and operates four companies which provide water and wastewater treatment services primarily in North Carolina. As of December 31, 1997 these companies served 28,000 water customers and 2,000 wastewater treatment customers.

              In 1997 the NCUC approved the transfer of LaGrange Waterworks Corporation (LaGrange) to Heater. The Company exchanged 96,000 shares of common stock, with a market value of approximately $3.4 million, for the outstanding shares of LaGrange. The transaction was accounted for as a pooling of interest. LaGrange provides water services to approximately 5,300 customers near Fayetteville, North Carolina.

         NON-REGULATED SUBSIDIARIES

          - INSTRUMENTATION SERVICES, INC. provides predictive maintenance and instrumentation consulting services to water and wastewater utilities, and other industrial operations throughout the southeastern part of the United States as well as Texas and Minnesota.

         - U.S. MAINTENANCE AND MANAGEMENT SERVICES CORPORATION was incorporated in 1997 to complement ISI's operations. U.S. Maintenance and Management provides maintenance services to water and wastewater utilities and other industrial operations primarily in Florida.

         - AMERICAS' WATER SERVICES CORPORATION was incorporated in 1997. Headquartered near Chicago, Illinois, Americas' Water offers
              contract  management,   operations  and  maintenance  services  to
              governments and industries throughout the Americas.

REGULATORY ISSUES

         FLORIDA PUBLIC SERVICE COMMISSION

         - 1991 RATE CASE REFUNDS. In 1995 the Florida First District Court of Appeals (Court of Appeals) reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates," all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order on January 26, 1998 that would not require Florida Water to refund about $12.5 million, which included interest, to customers who paid more under uniform rates.

              In the same January 26, 1998 order, the FPSC required Florida Water to refund $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case. The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert to stand-alone rates for Spring Hill customers.

              Customer groups which paid more under uniform rates have appealed the FPSC's January 26, 1998 order. The Company has also appealed the $2.5 million refund order. No provision for refund has been recorded.

         - 1995 RATE CASE. Florida Water requested an $18.1 million rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. In November 1996 Florida Water filed with the Court of Appeals an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In June 1997, as part of the review process, the FPSC allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer connection fees. Oral argument on the appeal was heard by the Court of Appeals on February 10, 1998. The Company is unable to predict the timing or outcome of the appeals process.

         -    HILLSBOROUGH  COUNTY  RATES.  On July 2, 1997 Florida Water filed for a rate change with the Hillsborough County Utilities Department. Florida Water filed for an annual interim rate increase of $848,845 (43.1 percent) and a final rate increase of $877,607 (44.6 percent). Interim rates became effective on August 18, 1997. Hearings are scheduled for April, May and June 1998. It is anticipated that final rates will be implemented in July 1998. The Company is unable to predict the outcome of this case.

         NORTH CAROLINA UTILITIES COMMISSION

         On September 30, 1997 Heater filed with the NCUC for a $1.1 million annual increase for its water and wastewater customers. The hearing was held on March 10, 1998. The annual increase in operating revenue is expected to be $343,000. The test year was adjusted for customer growth and consumption which substantially decreased the annual rate increase required. A final order from the NCUC is expected in May 1998.

CAPITAL EXPENDITURE PROGRAM

         Capital expenditures for Water Services totaled $22 million during 1997. Expenditures were funded with internally generated funds. Capital expenditures for the Company's Water Services are expected to be $22 million in 1998 to meet environmental standards, expand water and wastewater treatment facilities to accommodate customer growth, and for water conservation initiatives. Capital expenditures are expected to total approximately $110 million during the period 1999 through 2002.

COMPETITION

         Water Services provide water and wastewater services at regulated rates within exclusive service territories granted by regulators.

         With respect to non-regulated businesses within Water Services, significant competition exists for the provision of the types of services provided by Americas' Water. Although a few private contractors control a large percentage of the market for contract management, operations and maintenance services, the Company believes that the current and anticipated growth in that market will allow for emerging companies like Americas' Water to succeed.

FRANCHISES

         Florida Water provides water and wastewater treatment services in 21 counties regulated by the FPSC and holds franchises in three counties which have retained authority to regulate such operations. (See Regulatory Issues
- Florida Public Service Commission.)

         Water and wastewater services provided by Heater are under the jurisdiction of the NCUC. The commission grants franchises for Heater's service territory when the rates are authorized.

ENVIRONMENTAL MATTERS

         The Company's Water Services are subject to regulation by various federal, state and local authorities with respect to water quality, solid wastes and other environmental matters. The Company considers these businesses to generally be in compliance with those environmental regulations currently applicable to its operations and have the permits necessary to conduct such operations. The Company does not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

         UNIVERSITY SHORES AND SEABOARD FACILITIES

         In 1993 the EPA notified Florida Water of alleged exceedences of effluent limitations in its NPDES permit for Florida Water's University Shores wastewater facility in Orange County, Florida. During 1993 and 1994, Florida Water periodically corresponded and met with the EPA concerning the alleged exceedences of the permit. The matters at issue were resolved in February 1994 when the University Shores facility was modified such that effluent was no longer discharged to surface waters. In 1992 the EPA notified Florida Water of alleged exceedences of effluent limitations in the NPDES permit for Florida Water's Seaboard wastewater treatment facility in Hillsborough County, Florida. Between 1992 and 1994,

Florida Water periodically corresponded and met with the EPA concerning alleged exceedences of the permit. In March 1994 the matters at issue were resolved when the facility was taken out of service and the collection system was interconnected with the City of Tampa utilities. In 1997 the United States Department of Justice (DOJ), on behalf of the EPA, served Florida Water with a complaint in a civil action in the U.S. District Court for the Middle District of Florida (District Court). The suit sought civil penalties not to exceed $25,000 per day for each alleged violation of effluent limitations in the NPDES permits occurring at the University Shores and Seaboard wastewater facilities from February 1992 through March 1994. In 1998 Florida Water, the DOJ and the EPA executed a Consent Decree as a settlement of the complaint filed in 1997. The Consent Decree requires Florida Water to pay a $250,000 civil penalty; complete a Supplemental Environmental Project totaling $200,000; and complete an additional environmental project totaling $450,000. After a 30 day period for notice and public comment, the Consent Decree will be filed with the District Court for approval.

                               AUTOMOTIVE SERVICES

         Automotive Services include wholly owned subsidiaries operating as integral parts of the vehicle auction business: ADESA, a network of vehicle auctions; AFC, a finance company; and Great Rigs, an auto transport company. The Company acquired 80 percent of ADESA, including AFC and Great Rigs, on July 1, 1995. The Company increased its ownership interest to 83 percent in January 1996 and acquired the remaining 17 percent interest in August 1996. Automotive Services plans on growth through selective acquisitions and expanding services.

         - ADESA is the third largest vehicle auction network in the United States. Headquartered in Indianapolis, Indiana, ADESA owns and operates 25 vehicle auction facilities in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. During 1997 ADESA sold one of its auction facilities in Florida, acquired a new auction facility in Sacramento, California and 80 percent of another auction facility in Columbus, Indiana.

              PROFESSIONAL  AUTO  REMARKETING   (PAR),  a  division  of  ADESA,
              provides customized remarketing services to various businesses with fleet operations.

         - AUTOMOTIVE FINANCE CORPORATION provides inventory financing for wholesale and retail automobile dealers who purchase vehicles from ADESA auctions, independent auctions and other auction chains. AFC is headquartered in Indianapolis, Indiana, and has 57 loan production offices which are located at most ADESA auctions, as well as at or near independently owned auto auctions. From these offices car dealers obtain credit to purchase vehicles at any of the over 300 auctions approved by AFC. During 1997 AFC added 25 loan production offices. In early 1998 three more loan production offices were added.

         - GREAT RIGS is one of the nation's largest independent used automobile transport carriers with 110 leased automotive carriers operating as an integral part of the vehicle auction business. Headquartered in Moody, Alabama, Great Rigs offers customers pick up and delivery through 11 strategically located transportation hubs. Customers of Great Rigs include ADESA auctions, car dealerships, vehicle manufacturers, leasing companies, finance companies and other auctions. Major customers include GE Capital, Nissan, Ford Motor Credit and General Motors Acceptance Corp. By the end of second quarter 1998, Great Rigs expects to expand its fleet to 150 automobile carriers.

CAPITAL EXPENDITURE PROGRAM

         Capital expenditures for automobile auction site relocation, development and facility improvements were $11 million during 1997. Capital expenditures for Automotive Services are expected to be $24 million in 1998 and to total approximately $47 million during the period 1999 through 2002. Capital expenditures in 1998 are for on-going improvements and relocation of existing vehicle auction facilities, and associated information systems.

COMPETITION

         Within the automobile auction industry, ADESA's competition includes independently owned auctions as well as major chains and associations with auctions in geographic proximity. ADESA competes with other auctions for a supply of vehicles to be sold on consignment for automobile dealers, financial institutions and other sellers. ADESA also competes for a supply of rental repurchase vehicles from automobile manufacturers for auction at factory sales. Automobile manufacturers often choose between auctions across multi-state areas in distributing rental repurchase vehicles. ADESA competes for these customers by attempting to attract a large number of dealers to purchase vehicles, which ensures competitive prices and supports the volume of vehicles auctioned. ADESA also competes by providing a full range of services including dealer inventory financing, reconditioning services which prepare vehicles for auction, transporting vehicles and the prompt processing of sale transactions. Another factor affecting the industry, the impact of which is yet to be determined, is the entrance of large used car dealerships called "superstores" that have emerged in densely populated markets.

         AFC is well positioned as a provider of floorplan financing services to the used vehicle industry. AFC's competition includes other specialty lenders, as well as banks and other financial institutions. AFC competes with other floorplan providers and strives to distinguish itself based upon convenience and quality of service. A key component of AFC's program is conveniently located loan production offices with personnel available to assist automobile dealers with their financing needs. As part of AFC's continued effort to focus on providing other financing services to dealers, in 1997 AFC entered into an agreement with ACC Consumer Finance Corp. (ACC). ACC has subsequently been acquired by Household International. Together these two companies will test a program designed to promote ACC's retail financing of used vehicles floorplanned by AFC.

ENVIRONMENTAL MATTERS

         Certain businesses in the Company's Automotive Services segment are subject to regulation by various federal, state and local authorities with respect to air quality, water quality, solid wastes and other environmental matters. The Company considers these businesses to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained. The Company does not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

                                   INVESTMENTS

         The Investments segment is comprised of a securities portfolio, an investment in a financial guaranty reinsurance and insurance company, and real estate operations.

         PORTFOLIO AND REINSURANCE

         - SECURITIES PORTFOLIO. The Company's securities portfolio is managed by selected outside managers as well as internal managers. It is intended to provide stable earnings and liquidity, and is available for investment in existing businesses, acquisitions and other corporate purposes. The Company's objective is to maintain corporate liquidity between 7 percent and 10 percent of total assets ($150 million to $200 million). The Company plans to continue to concentrate in market-neutral investment strategies designed to provide stable and acceptable returns without sacrificing needed liquidity. The securities portfolio is hedged against market downturns and aimed at an after-tax return between 7 percent and 9 percent. While these returns may seem modest compared to broader market indices over the past three years, the Company believes its hedge strategy is a wise course in a volatile economic environment. Returns will continue to be partially dependent on general market conditions. The Company's investment in the securities portfolio at December 31, 1997 was $184 million
              ($155 million at December 31, 1996).

         - REINSURANCE. Minnesota Power owns 3.3 million shares of Capital Re, a specialty insurance and reinsurance business. Capital Re's product lines currently include financial guaranty, mortgage, title, financial, credit and specialty reinsurance, and specialty insurance through its participation in Lloyds of London. Capital Re trades on the New York Stock Exchange under the symbol KRE. Minnesota Power's ownership represents 21 percent of the 16 million total outstanding shares of Capital Re. The market value of the Company's investment in Capital Re was $203 million at December 31, 1997 ($152 million at December 31, 1996) based on a Capital Re share price of $62 5/16 ($46 5/8 at December 31, 1996). The Company accounts for its investment in Capital Re under the equity method and the carrying value was $119 million at December 31, 1997. Capital Re will continue to be a core component of the Company's Investment segment.

         - OTHER. Since 1985 the Company has invested about $8 million as a shareholder in Utech Venture Capital Corporation (Utech). Utech manages a group of venture capital funds that seek long-term capital appreciation by making investments in companies developing advanced technologies to be used by the utility industry. The Company is committed to invest an additional $14 million over the next five years. Minnesota Power has recognized dividends and return of capital from the funds in the year they are paid. As successful companies "go public" or are sold, investors, like Minnesota Power, may realize income as the stock is sold and the cash distributed.

              In 1997 Minnesota Power loaned $4 million to Car Canada Corporation, a start-up retail car "superstore" business with stores in Ottawa and Toronto. The Company holds a 10 percent note due 2002 for the principal amount of the loan. The note has five equal payments due at the end of years one through five. The Company also holds detachable warrants that can be exercised for 25 percent of the outstanding shares of Car Canada in exchange for approximately $18,000. The warrants are exercisable automatically in an initial public offering, or sale, or merger of the firm and any other time at the sole option of Minnesota Power.

         REAL ESTATE OPERATIONS

         The Company owns 80 percent of Lehigh, a Florida real estate company which owns property in three different locations. The real estate strategy is to continue to acquire large community properties at low cost, add value and sell them at going market prices.

         - LEHIGH ACRES properties include 2,500 acres of land and approximately 4,000 home sites near Fort Myers, Florida.

         - SUGARMILL WOODS properties include 1,000 home sites in Citrus County, Florida.

         - PALM COAST properties include 2,700 home sites and 12,000 acres of residential, commercial and industrial land at Palm Coast, Florida. Palm Coast is a planned community between St. Augustine and Daytona Beach.

ENVIRONMENTAL MATTERS

         Certain businesses included in the Company's Investments segment are subject to regulation by various federal, state and local authorities with respect to air quality, water quality, solid wastes and other environmental matters. The Company considers these businesses to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained. The Company does not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                  Initial
Executive Officers                                             Effective Date
------------------                                             --------------

John A. Cirello, Age 54
     Executive Vice President and President and
         Chief Executive Officer - MP Water Resources
         Group Inc.                                            July 24, 1995

Donnie R. Crandell, Age 54
     Senior Vice President and President - MP Real Estate
         Holdings, Inc.                                        January 1, 1996
     Senior Vice President - Corporate Development             December 1, 1994
     Retired                                                   February 28, 1994
     Vice President - Corporate Development                    March 1, 1993

Robert D. Edwards, Age 53
     Executive Vice President and President - MP Electric      July 26, 1995
     Executive Vice President and Chief Operating Officer      March 1, 1993
     Group Vice President - Corporate Services and
         Chief Financial Officer                               January 1, 1991

John E. Fuller, Age 54
     Senior Vice President and President and
         Chief Executive Officer - AFC                         April 23, 1997
     President and
         Chief Executive Officer - AFC                         January 1, 1994

Laurence H. Fuller, Age 49
     Vice President - Corporate Development                    February 10, 1997

David G. Gartzke, Age 54
     Senior Vice President - Finance and Chief
      Financial Officer                                        December 1, 1994
     Vice President - Finance and Chief Financial Officer      March 1, 1993
     Vice President - Finance and Treasurer                    January 1, 1991

James P. Hallett, Age 44
     Executive Vice President and President and
         Chief Executive Officer - ADESA                       April 23, 1997
President and Chief Executive Officer - ADESA                  August 21, 1996

Philip R. Halverson, Age 50
     Vice President, General Counsel and Secretary             January 1, 1996
     General Counsel and Corporate Secretary                   March 1, 1993
     General Counsel and Assistant Secretary                   January 23, 1991

James A. Roberts, Age 47
     Vice President - Corporate Relations                      January 1, 1996

Edwin L. Russell, Age 53
     Chairman, President and Chief Executive Officer           May 14, 1996
     President and Chief Executive Officer                     January 22, 1996
     President                                                 May 9, 1995

Mark A. Schober, Age 42
     Controller                                                March 1, 1993

James K. Vizanko, Age 44
     Treasurer                                                 March 1, 1993

         All of the executive officers above, except Mr. Cirello, Mr. Crandell, Mr. John Fuller, Mr. Laurence Fuller, Mr. Hallet and Mr. Russell, have been employed by the Company for more than five years in executive or management positions.

         - Mr. Cirello was president of Metcalf & Eddy Services, Inc. from 1992 to 1995, responsible for $64 million in water/wastewater operation services.

         - Mr. Crandell was director of business development of the Company, vice president of Topeka Group Incorporated and vice president of business development for Topeka Group Incorporated prior to March 1, 1993.

         - Mr. John Fuller was previously president and 50 percent owner of CITA, Inc., which he founded in 1987 (CITA was renamed Automotive Finance Corporation in December 1993 and sold to ADESA in January
              1994).

         - Mr. Laurence Fuller was previously senior vice president, new business development and strategic planning, for Diners Club International, a subsidiary of Citicorp, Inc.

         - Mr. Hallet was previously executive vice president of ADESA and president of ADESA's Canadian operations.

         - Mr. Russell was previously group vice president of J. M. Huber Corporation, a $1.5 billion diversified manufacturing and natural resources company.

         Prior to election to the positions shown above, Mr. Roberts, Mr. Schober and Mr. Vizanko held other positions with the Company after January 1, 1993.

         -    Mr. Roberts was director of corporate relations.

         -    Mr. Schober was director of internal audit.

         -    Mr. Vizanko was director of investments and analysis.

         There are no family relationships between any executive officers of the Company. All officers and directors are elected or appointed annually.

         The present term of office of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 12, 1998.

ITEM 2.  PROPERTIES.

ELECTRIC OPERATIONS

         The Company had an annual and all-time record net peak load of 1,476 MW on February 10, 1997. Information with respect to existing power supply sources is shown below.

                                                   Unit         Year         Net Winter           Net Electric
     Power Supply                                   No.       Installed      Capability           Requirements
-------------------------------------------------------------------------------------------------------------------
                                                                                 MW              MWh         %
     Steam
       Coal-Fired
           Boswell Energy Center
              near Grand Rapids, MN                  1          1958             69
                                                     2          1960             69
                                                     3          1973            350
                                                     4          1980            428
                                                                             ------
                                                                                916           5,618,246    43.7%
                                                                             ------
           Laskin Energy Center
              Hoyt Lakes, MN                         1          1953             55
                                                     2          1953             55
                                                                             ------
                                                                                110             537,875     4.2
                                                                             ------
       Purchased Steam
           M. L. Hibbard
              Duluth, MN                             3          1949             33                 814       -
                                                                             ------          ----------  ------
                      Total Steam                                             1,059           6,156,935    47.9
                                                                             ------          ----------  ------

     Hydro
       Group consisting of ten stations in MN                  Various          118             578,020     4.5
                                                                             ------          ----------  ------

     Purchased Power
       Square Butte burns lignite in Center, ND                                 322           2,307,308    18.0
       All other - net                                                            -           3,802,005    29.6
                                                                             ------          ----------  ------
                      Total Purchased Power                                     322           6,109,313    47.6
                                                                             ------          ----------  ------

     For the Year Ended December 31, 1997                                     1,499          12,844,268   100.0%
-------------------------------------------------------------------------------------------------------------------

         The Company has electric transmission and distribution lines of 500 kilovolts (kV) (8 miles), 230 kV (606 miles), 161 kV (43 miles), 138 kV (6 miles), 115 kV (1,260 miles) and less than 115 kV (6,176 miles). The Company owns and operates 176 substations with a total capacity of 8,533 megavoltamperes. Some of the transmission and distribution lines interconnect with other utilities.

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

         A large dragline, shop complex, and certain other less significant property and equipment items at BNI Coal are leased under a leveraged lease agreement that expires in 2002. Certain computer and other equipment are leased under operating lease agreements that expire in 2000 and 2007, respectively. All other property and equipment is owned by BNI Coal.

         The Company is a member of the Mid-Continent Area Power Pool (MAPP). The MAPP enhances electric service reliability, and provides the opportunity for members to enter into various wholesale power transactions and coordinate planning, installation and operation of new generation and transmission facilities. The MAPP membership consists of various electric power suppliers located in North Dakota, South Dakota, eastern Montana, Nebraska, Iowa, Minnesota, Wisconsin, upper Michigan, Kansas, Manitoba and Saskatchewan, and marketers and brokers located throughout North America. The electric power suppliers are investor-owned utilities including the Company, rural electric generation and transmission cooperatives, public power districts, municipal electric systems, municipal organizations, and the Western Area Power Administration - Billings, Montana. MAPP operates pursuant to an agreement that was approved by MAPP members on March 15, 1996, accepted by the FERC and became effective on November 1, 1996.

WATER SERVICES

         Florida Water is the largest investor owned provider of water and wastewater services in Florida, serving more than 170,000 customers in 145 service areas. Florida Water maintains 149 water and wastewater facilities throughout the state with plants ranging in size from 6 connections to greater than 25,000 connections. Florida Water provides its customers with 14 billion gallons of water per year primarily from Florida's underground aquifer. Substantially all of Florida Water's properties used in its water and wastewater operations are encumbered by a mortgage.

         Heater has water and wastewater systems located in subdivisions surrounding Raleigh, North Carolina and Fayetteville, North Carolina. Water supply is primarily from ground water deep wells. Community ground water
systems  vary in size  from 25  connections  to  6,000 connections.   Some
systems  are  supplied  by  purchased  water.   Heater  has approximately  223
systems and 436 wells serving 28,000 customers. Heater also has 8 wastewater treatment plants, ranging in size from 35,000 gallons per day (gpd) to 250,000 gpd, and 19 lift stations located in its wastewater collection systems. These systems serve approximately 2,000 customers. Substantially all of Heater's properties used in its water and wastewater operations are encumbered by a mortgage.


INVESTMENTS

         Property within the Company's real estate operations consists of 2,500 acres of land and approximately 4,000 home sites near Fort Myers, Florida; 1,000 home sites in Citrus County, Florida; and 2,700 home sites and 12,000 acres of residential, industrial and commercial land at Palm Coast, Florida.

AUTOMOTIVE SERVICES

         The following table sets forth the vehicle auctions currently owned or leased by ADESA. Each auction has a multi-lane, drive-through auction facility, as well as additional buildings for reconditioning, registration, maintenance, body work, and other ancillary and administrative services. Each auction also has secure parking areas in which it stores vehicles for auction. All vehicle auction property owned by ADESA is subject to liens securing various notes payable.

                                                                                      Year               No.
                                                                                   Operations          Auction
ADESA Auctions                            Location                                  Commenced           Lanes
-------------------------------------------------------------------------------------------------------------------
United States
    ADESA Birmingham                      Moody, Alabama                              1987               10
    ADESA Sacramento <F1>                 Sacramento, California                      1997                5
    ADESA Jacksonville                    Jacksonville, Florida                       1996                6
    ADESA South Florida <F1><F2>          Opa-Locka, Florida (near Miami)             1994                7
    ADESA Southern Indiana <F1><F3>       Columbus, Indiana                           1997                3
    ADESA Indianapolis                    Plainfield, Indiana                         1983               10
    ADESA Lexington                       Lexington, Kentucky                         1982                6
    ADESA Boston <F1>                     Framingham, Massachusetts                   1995               11
    ADESA New Jersey                      Manville, New Jersey                        1996                8
    ADESA Buffalo                         Akron, New York                             1992               10
    ADESA Charlotte <F1>                  Charlotte, North Carolina                   1994                8
    ADESA Cincinnati/Dayton               Franklin, Ohio                              1986                8
    ADESA Cleveland <F1>                  Northfield, Ohio                            1994                8
    ADESA Pittsburgh                      Mercer, Pennsylvania                        1971                7
    ADESA Knoxville <F1>                  Lenoir City, Tennessee                      1984                6
    ADESA Memphis                         Memphis, Tennessee                          1990                6
    ADESA Austin <F1>                     Austin, Texas                               1990                6
    ADESA Dallas                          Mesquite, Texas                             1990                6
    ADESA Houston                         Houston, Texas                              1995                3
    ADESA San Antonio                     San Antonio, Texas                          1989                5
    ADESA Wisconsin                       Portage, Wisconsin                          1984                5

Canada
    ADESA Moncton <F1>                    Moncton, New Brunswick                      1996                2
    ADESA Halifax <F1>                    Lr. Sackville, Nova Scotia                  1993                2
    ADESA Ottawa                          Vars, Ontario                               1990                5
    ADESA Montreal                        St. Eustache, Quebec                        1974                8

-------------------------------------------------------------------------------------------------------------------

<F1>   Leased auction facilities. (See Note 14.)
<F2>   ADESA owns 51 percent of this auction business.
<F3>   ADESA owns 80 percent of this auction business.

         AFC has loan production offices in 57 locations across North America. Many offices are within auction facilities operated by ADESA and independent auctions.

         Great Rigs leases its fleet of 110 automobile carriers under operating leases.


ITEM 3.  LEGAL PROCEEDINGS.

         Material  legal  and  regulatory   proceedings   are  included  in  the
discussion of the Company's business in Item 1 and are incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company has paid dividends without interruption on its common stock since 1948. A quarterly dividend of $.51 per share on the common stock was paid on March 2, 1998 to the holders of record on February 16, 1998. The Company's common stock is listed on the New York Stock Exchange. Dividends paid per share, and the high and low prices for the Company's common stock for the periods indicated as reported by The Wall Street Journal, Midwest Edition, were as follows:

                                                              Dividends
                             Price Range                   Paid Per Share
                             -----------                   --------------
      Quarter             High          Low              Quarterly     Annual
--------------------------------------------------------------------------------

1997  -   First        $ 29         $ 27 1/4              $ .51
      -   Second         30 5/8       27                    .51
      -   Third          36 5/16      30 1/4                .51
      -   Fourth         44           35 3/16               .51         $2.04

1996  -   First        $ 29 3/4     $ 26 1/8              $ .51
      -   Second         29           26                    .51
      -   Third          28 3/4       26                    .51
      -   Fourth         28 7/8       26 3/8                .51         $2.04
--------------------------------------------------------------------------------

         The amount and timing of dividends payable on the Company's common stock are within the sole discretion of the Company's Board of Directors. In 1997 the Company paid out 82 percent of its per share earnings in dividends. Through increased earnings, the Company's goal is to reduce dividend payout to between 75 percent and 80 percent of per share earnings.

         The Company's Articles of Incorporation, and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 1997 no retained earnings were restricted as a result of these provisions. At March 2, 1998 there were approximately 37,000 common stock shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

         Financial information presented in the table below may not be comparable between periods due to: (1) the Company's purchase of 80 percent of ADESA, including AFC and Great Rigs, on July 1, 1995, another 3 percent in January 1996 and the remaining 17 percent in August 1996; and (2) and the Company's sale of its interest in the paper and pulp business to Consolidated Papers, Inc. on June 30, 1995.


                                                 1997           1996            1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
                                                                  Millions except per share amounts
Operating Revenue and Income                    $953.6         $846.9         $672.9         $582.2          $582.5

Income (Loss)
   Continuing Operations                         $77.6          $69.2          $61.9          $59.5           $64.4
   Discontinued Operations                           -              -            2.8            1.8            (1.8)
                                                ------         ------         ------          -----          ------
Net Income                                       $77.6          $69.2          $64.7 <F1>     $61.3 <F2>      $62.6
                                                ======         ======         ======          =====          ======

Basic and Diluted Earnings Per Share
   Continuing Operations                        $ 2.47         $ 2.28         $ 2.06          $1.99           $2.27
   Discontinued Operations                           -              -            .10            .07            (.07)
                                                ------         ------         ------          -----          ------
     Total                                      $ 2.47         $ 2.28         $ 2.16          $2.06           $2.20
                                                ======         ======         ======          =====          ======

Dividends Per Share                              $2.04          $2.04          $2.04          $2.02           $1.98

Total Assets                                  $2,172.3       $2,146.0       $1,947.6       $1,807.8        $1,760.5

Long-Term Debt                                  $685.4         $694.4         $639.5         $601.3          $611.0
Redeemable Preferred Stock                       $20.0          $20.0          $20.0          $20.0           $20.0
Cumulative Quarterly Income
   Preferred Securities                          $75.0          $75.0              -              -               -

-------------------------------------------------------------------------------------------------------------------

<F1> Included $14.7 million from the recognition of tax benefits  associated with real estate operations and a $3.8 million reduction associated with exiting the equipment manufacturing business.

<F2> Included  $11.8 million from the sale of certain  water plant  assets,  $3.6 million from the recognition of escrow funds associated with real estate operations, a $5.9 million decrease from the write-off of an investment and a $3 million loss from the equipment manufacturing business.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The management's discussion and analysis of financial condition and results of operations appearing on pages 18 through 31 of the Minnesota Power 1997 Annual Report are incorporated by reference in this Form 10-K Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of Price Waterhouse LLP dated January 26, 1998 appearing on pages 32 through 50 of the Minnesota Power 1997 Annual Report, are incorporated by reference in this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required for this Item is incorporated by reference herein from the "Election of Directors" section in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management"
section in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this Item is incorporated by reference herein from the "Compensation Committee Interlocks and Insider Participation"
section in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  Certain Documents Filed as Part of Form 10-K.

     (1)  Financial Statements

                                                                     Pages in
                                                                  Annual Report*
                                                                  --------------
             Minnesota Power
             Report of Independent Accountants                         31
             Consolidated Balance Sheet at December 31, 1997
              and 1996                                                 32
             For the three years ended December 31, 1997
                 Consolidated Statement of Income                      34
                 Consolidated Statement of Retained Earnings           34
                 Consolidated Statement of Cash Flows                  35
             Notes to Consolidated Financial Statements               36-50
---------------
*  Incorporated by reference herein from the Minnesota Power 1997 Annual Report.


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
              No. 33-45549).

Exhibit
Number
-------

*4(a)1   -    Mortgage and Deed of Trust, dated as of September 1, 1945, between the Company and Irving Trust Company (now The Bank of New York)and
              Richard H. West (W.T. Cunningham, successor), Trustees (filed as
              Exhibit 7(c), File No. 2-5865).

 *4(a)2  -    Supplemental Indentures to Mortgage and Deed of Trust:

                                                  Reference
              Number         Dated as of            File                 Exhibit
              ------         -----------            ----                 -------

              First          March 1, 1949        2-7826                   7(b)
              Second         July 1, 1951         2-9036                   7(c)
              Third          March 1, 1957        2-13075                  2(c)
              Fourth         January 1, 1968      2-27794                  2(c)
              Fifth          April 1, 1971        2-39537                  2(c)
              Sixth          August 1, 1975       2-54116                  2(c)
              Seventh        September 1, 1976    2-57014                  2(c)
              Eighth         September 1, 1977    2-59690                  2(c)
              Ninth          April 1, 1978        2-60866                  2(c)
              Tenth          August 1, 1978       2-62852                  2(d)2
              Eleventh       December 1, 1982     2-56649                  4(a)3
              Twelfth        April 1, 1987        33-30224                 4(a)3
              Thirteenth     March 1, 1992        33-47438                 4(b)
              Fourteenth     June 1, 1992         33-55240                 4(b)
              Fifteenth      July 1, 1992         33-55240                 4(c)
              Sixteenth      July 1, 1992         33-55240                 4(d)
              Seventeenth    February 1, 1993     33-50143                 4(b)
              Eighteenth     July 1, 1993         33-50143                 4(c)
              Nineteenth     February 1, 1997     1-3548 (1996 Form 10-K)  4(c)

  4(a)3  -    Twentieth Supplemental Indenture,  dated as of November 1, 1997, between  the  Company  and The Bank of New York  (formerly  Irving
              Trust Company) and W.T. Cunningham (successor to Richard H. West),
              Trustees.

  *4(b)  -    Mortgage  and Deed of Trust,  dated as of March 1,  1943,  between
              Superior Water,  Light and Power Company and Chemical Bank & Trust
              Company and Howard B. Smith, as Trustees,  both succeeded by First
              Bank N.A., as Trustee (filed as Exhibit 7(c), File No. 2-8668), as supplemented and modified by First Supplemental  Indenture thereto dated as of March 1, 1951  (filed  as  Exhibit  2(d)(1),  File No.
              2-59690),  Second Supplemental Indenture thereto dated as of March
              1,  1962  (filed  as  Exhibit  2(d)1,  File  No.  2-27794),  Third
              Supplemental  Indenture  thereto  dated  July 1,  1976  (filed  as
              Exhibit 2(e)1, File No. 2-57478),  Fourth  Supplemental  Indenture
              thereto dated as of March 1, 1985 (filed as Exhibit 4(b), File No.
              2-78641),   Fifth  Supplemental  Indenture  thereto  dated  as  of
              December 1, 1992 (filed as Exhibit 4(b)1 to Form 10-K for the year ended  December 31, 1992,  File No.  1-3548),  Sixth  Supplemental
              Indenture,  dated as of March 24, 1994 (filed as Exhibit  4(b)1 to
              Form 10-K for the year ended December 31, 1996,  File No. 1-3548),
              Seventh  Supplemental  Indenture,  dated as of  November  1,  1994
              (filed as Exhibit  4(b)2 to Form 10-K for the year ended  December
              31, 1996, File No. 1-3548) and Eighth Supplemental Indenture, dated as of January 1, 1997 (filed as Exhibit 4(b)3 to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

Exhibit
Number
-------

  *4(c)  -    Indenture,  dated as of March 1, 1993,  between  Southern States
              Utilities,  Inc.  (now Florida  Water  Services  Corporation)  and
              Nationsbank of Georgia,  National  Association (now SunTrust Bank,
              Central Florida,  N.A.), as Trustee (filed as Exhibit 4(d) to Form
              10-K for the year ended December 31, 1992,  File No.  1-3548),  as supplemented and modified by First Supplemental  Indenture,  dated as of March 1, 1993  (filed as Exhibit  4(c)1 to Form 10-K for the
              year  ended   December  31,  1996,   File  No.   1-3548),   Second
              Supplemental  Indenture,  dated as of March  31,  1997  (filed  as
              Exhibit 4 to Form 10-Q for the quarter ended March 31, 1997,  File
              No. 1-3548) and Third Supplemental Indenture,  dated as of May 28,
              1997 (filed as Exhibit 4 to Form 10-Q for the  quarter  ended June
              30, 1997, File No. 1-3548).

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

  *4(i)  -    Officer's  Certificate,  dated March 20, 1996,  establishing the terms of the 8.05% Junior Subordinated  Debentures,  Series A, Due
              2015  issued in  connection  with the 8.05%  Cumulative  Quarterly
              Income Preferred Securities of MP&L Capital I.

  *4(j)  -    Rights  Agreement dated as of July 24, 1996,  between  Minnesota
              Power & Light  Company and the  Corporate  Secretary  of Minnesota
              Power & Light Company, as Rights Agent (filed as Exhibit 4 to Form
              8-K dated August 2, 1996, File No. 1-3548).

  *4(k)  -    Indenture,  dated as of May 15,  1996,  relating  to the  ADESA
              Corporation's  7.70%  Senior  Notes,  Series A, Due 2006,  between
              ADESA  Corporation  and The Bank of New York, as Trustee (filed as
              Exhibit  4(k) to Form 10-K for the year ended  December  31, 1996,
              File No. 1-3548).

  *4(l)  -    Guarantee of Minnesota  Power & Light  Company,  dated as of May
              30, 1996,  relating to the ADESA Corporation's 7.70% Senior Notes,
              Series A, Due 2006 (filed as Exhibit 4(l) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

Exhibit
Number
-------

  *4(m)  -    ADESA Corporation  Officer's  Certificate  1-D-1,  dated May 30,
              1996,  relating to the ADESA  Corporation's  7.70%  Senior  Notes,
              Series A, Due 2006 (filed as Exhibit 4(m) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

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

 *10(f)  -    Receivables  Purchase  Agreement  dated as of December 31, 1996, among AFC  Funding  Corporation,  as  Seller,  Automotive  Finance
              Corporation,  as  Servicer,  Pooled  Accounts  Receivable  Capital
              Corporation,  as Purchaser,  and Nesbitt Burns Securities Inc., as
              Agent  (filed as  Exhibit  10(f) to Form  10-K for the year  ended
              December 31, 1996, File No. 1-3548).

 *10(g)  -    First  Amendment to Receivables Purchase Agreement,  dated as of
              February  28,  1997,  among AFC  Funding  Corporation,  as Seller,
              Automotive  Finance  Corporation,  as  Servicer,  Pooled  Accounts
              Receivable Capital  Corporation,  as Purchaser,  and Nesbitt Burns
              Securities Inc., as Agent (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

 *10(h)  -    Second Amendment to Receivables  Purchase  Agreement,  dated as of
              August  15,  1997,  among  AFC  Funding  Corporation,  as  Seller,
              Automotive  Finance  Corporation,  as  Servicer,  Pooled  Accounts
              Receivable Capital  Corporation,  as Purchaser,  and Nesbitt Burns
              Securities Inc., as Agent (filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-3548).

 *10(i)  -    Purchase  and Sale  Agreement  dated as of  December  31,  1996, between AFC Funding Corporation and Automotive Finance Corporation
              (filed as Exhibit  10(h) to Form 10-K for the year ended  December
              31, 1996, File No. 1-3548).

+*10(j)  -    Minnesota Power Executive Annual Incentive Plan, effective January
              1, 1996  (filed as  Exhibit  10(a) to Form 10-K for the year ended
              December 31, 1995, File No. 1-3548).

+*10(k)  -    Minnesota Power and Affiliated Companies  Supplemental Executive
              Retirement Plan, as amended and restated, effective August 1, 1994
              (filed as Exhibit  10(b) to Form 10-K for the year ended  December
              31, 1995, File No. 1-3548).

+*10(l)  -    Executive  Investment  Plan-I, as amended and restated,  effective
              November 1, 1988 (filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

Exhibit
Number
-------

+*10(m)  -    Executive  Investment Plan-II, as amended and restated,  effective
              November 1, 1988 (filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(n)  -    Deferred Compensation Trust Agreement,  as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(o)  -    Executive  Long-Term  Incentive  Plan, as amended and restated, effective January 1, 1994 (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(p)  -    Minnesota Power Executive  Long-Term  Incentive Compensation Plan,
              effective January 1, 1996 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

+*10(q)  -    Directors'  Long-Term  Incentive Plan, as amended and restated, effective January 1, 1994 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(r)  -    Minnesota  Power  Director  Stock Plan,  effective January 1, 1995
              (filed as Exhibit 10 to Form 10-Q for the quarter  ended March 31,
              1995, File No. 1-3548).

+*10(s)  -    Minnesota  Power  Director  Long-Term  Stock  Incentive  Plan,
              effective January 1, 1996 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

     12  -    Computation of Ratios of Earnings to Fixed Charges and
              Supplemental Ratios of Earnings to Fixed Charges.

     13  -    Minnesota  Power 1997 Annual Report -  Management's  Discussion
              and Analysis of Financial Condition and Results of Operations, and the Company's financial statements listed in Item 14 (a)(1) of this report.

    *21  -    Subsidiaries of the Registrant (reference is made to the Company's
              Form U-3A-2 for the year ended December 31, 1997, File No. 69-78).

  23(a)  -    Consent of Independent Accountants.

  23(b)  -    Consent of General Counsel.

     27  -    Financial Data Schedule.

---------------------
*    Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.


(b) Reports on Form 8-K.

     Report on Form 8-K dated and filed on  February  20, 1998 with  respect to
     Item 7.  Financial  Statements  and Exhibits.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
   of Minnesota Power

Our audits of the consolidated financial statements referred to in our report dated January 26, 1998 appearing on page 32 of the 1997 Annual Report to Shareholders of Minnesota Power (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP


PRICE WATERHOUSE LLP
Minneapolis, Minnesota
January 26, 1998

                                                                    Schedule II

                                            MINNESOTA POWER AND SUBSIDIARIES

                                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                         Millions


                                                                  Additions
                                         Balance at               ---------                Deductions     Balance at
                                          Beginning        Charged         Other             from          End of
                                           of Year        to Income       Changes         Reserves<F1>     Period
-------------------------------------------------------------------------------------------------------------------
Reserve deducted from related assets
   Provision for uncollectible accounts
    1997 Trade accounts receivable         $ 6.6          $ 14.4          $ 0.2            $  8.6           $12.6
         Other accounts receivable           1.5             0.4              -               0.2             1.7
    1996 Trade accounts receivable           3.3             4.7            1.4               2.8             6.6
         Other accounts receivable           1.2             0.2            0.2               0.1             1.5
    1995 Trade accounts receivable           1.0             3.0            1.5               2.2             3.3
         Other accounts receivable           2.8             0.2              -               1.8             1.2
  Deferred asset valuation allowance
    1997 Deferred tax assets                 0.7            (0.4)             -                 -             0.3
    1996 Deferred tax assets <F2>            8.9            (8.2)             -                 -             0.7
    1995 Deferred tax assets <F2>           26.8           (17.9)             -                 -             8.9

-------------------------------------------------------------------------------------------------------------------

<F1> Provision for uncollectible accounts includes bad debts written off.
<F2> The deferred tax asset  valuation  allowance was reduced by $8.2 million in
     1996 ($18.4 million in 1995) based on a detailed analysis of projected cash flow as a result of a new business strategy for real estate operations. (See Note 15.)

                                      -32-

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





                                               MINNESOTA POWER & LIGHT COMPANY
                                                        (Registrant)


Dated:   March 25, 1998                        By       EDWIN L. RUSSELL
                                                  ------------------------------
                                                        Edwin L. Russell
                                                     Chairman, President and
                                                     Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              Signature                   Title                     Date
              ---------                   -----                     ----


        EDWIN L. RUSSELL                                        March 25, 1998
-----------------------------      Chairman, President,
        Edwin L. Russell          Chief Executive Officer
                                        and Director




        D.G. GARTZKE                                           March 25, 1998
-----------------------------     Senior Vice President -
        D.G. Gartzke                   Finance and
                                  Chief Financial Officer




        MARK A. SCHOBER                  Controller             March 25, 1998
-----------------------------
        Mark A. Schober

           Signature                      Title                     Date
           ---------                      -----                     ----



        KATHLEEN BREKKEN                 Director               March 25, 1998
-----------------------------
        Kathleen Brekken

        MERRILL K. CRAGUN                Director               March 25, 1998
-----------------------------
        Merrill K. Cragun

        DENNIS E. EVANS                  Director               March 25, 1998
-----------------------------
        Dennis E. Evans

        PETER J. JOHNSON                 Director               March 25, 1998
-----------------------------
        Peter J. Johnson

        GEORGE L. MAYER                  Director               March 25, 1998
-----------------------------
        George L. Mayer

        PAULA F. MCQUEEN                 Director               March 25, 1998
-----------------------------
        Paula F. McQueen

        ROBERT S. NICKOLOFF              Director               March 25, 1998
-----------------------------
        Robert S. Nickoloff

        JACK I. RAJALA                   Director               March 25, 1998
-----------------------------
        Jack I. Rajala

        EDWIN L. RUSSELL                 Director               March 25, 1998
-----------------------------
        Edwin L. Russell

        AREND J. SANDBULTE               Director               March 25, 1998
-----------------------------
        Arend J. Sandbulte

        NICK SMITH                       Director               March 25, 1998
-----------------------------
        Nick Smith

        BRUCE W. STENDER                 Director               March 25, 1998
-----------------------------
        Bruce W. Stender

        DONALD C. WEGMILLER              Director               March 25, 1998
-----------------------------
        Donald C. Wegmiller