Form 10-Q
period 1998-03-31
MINNESOTA POWER & LIGHT CO
filed 1998-05-07
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1998

                                       or

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



                           Common Stock, no par value,
                          33,729,739 shares outstanding
                              as of April 30, 1998

                         MINNESOTA POWER & LIGHT COMPANY

                                      INDEX

                                                                          Page

Part I.  Financial Information

         Item 1.    Financial Statements

              Consolidated Balance Sheet -
                   March 31, 1998 and December 31, 1997                     1

              Consolidated Statement of Income -
                   Quarter Ended March 31, 1998 and 1997                    2

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 1998 and 1997                    3

              Notes to Consolidated Financial Statements                    4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7

Part II. Other Information

         Item 5.   Other Information                                       10

         Item 6.   Exhibits and Reports on Form 8-K                        11

Signatures                                                                 12

                                   DEFINITIONS

          The following abbreviations or acronyms are used in the text.


 Abbreviation
  or Acronym                                   Term
--------------          ----------------------------------------------------
1997 Form 10-K          Minnesota Power's Annual Report on Form 10-K for
                        the Year Ended December 31, 1997
ADESA                   ADESA Corporation
AFC                     Automotive Finance Corporation
Common Stock            Minnesota Power & Light Company's common stock
Company                 Minnesota Power & Light Company and its subsidiaries
DRIP                    Dividend Reinvestment and Stock Purchase Plan
ESOP                    Employee Stock Ownership Plan
FERC                    Federal Energy Regulatory Commission
Heater                  Heater Utilities, Inc.
Florida Water           Florida Water Services Corporation
FPSC                    Florida Public Service Commission
kWh                     Kilowatthour(s)
Minnesota Power         Minnesota Power & Light Company and its subsidiaries
MPUC                    Minnesota Public Utilities Commission
MW                      Megawatt(s)
NCUC                    North Carolina Utilities Commission
Palm Coast              Palm Coast Holdings, Inc.
PSCW                    Public Service Commission of Wisconsin
Square Butte            Square Butte Electric Cooperative
SWL&P                   Superior Water, Light and Power Company

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

            - prevailing governmental policies and regulatory actions, including those of the FERC, the MPUC, the FPSC, the NCUC and the PSCW, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                 MINNESOTA POWER
                           CONSOLIDATED BALANCE SHEET
                                    Millions
                                                                                     MARCH 31,       DECEMBER 31,
                                                                                      1998              1997
                                                                                    Unaudited          Audited
-------------------------------------------------------------------------------------------------------------------
ASSETS
PLANT AND INVESTMENTS
     Electric operations                                                            $   780.9          $   783.5
     Water services                                                                     323.1              322.2
     Automotive services                                                                168.6              167.1
     Investments                                                                        254.7              252.9
                                                                                    ---------          ---------
        Total plant and investments                                                   1,527.3            1,525.7
                                                                                    ---------          ---------
CURRENT ASSETS
     Cash and cash equivalents                                                           97.4               41.8
     Trading securities                                                                 131.9              123.5
     Accounts receivable (less allowance of $15.1 and $12.6)                            238.9              158.5
     Fuel, material and supplies                                                         22.9               25.0
     Prepayments and other                                                               23.0               19.9
                                                                                    ---------          ---------
        Total current assets                                                            514.1              368.7
                                                                                    ---------          ---------
OTHER ASSETS
     Goodwill                                                                           157.8              158.9
     Deferred regulatory charges                                                         57.8               64.4
     Other                                                                               55.2               54.6
                                                                                    ---------          ---------
        Total other assets                                                              270.8              277.9
                                                                                    ---------          ---------
TOTAL ASSETS                                                                        $ 2,312.2          $ 2,172.3
-------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
     Common stock without par value, 65.0 shares authorized;
        33.7 and 33.6 shares outstanding                                            $   425.2          $   416.0
     Unearned ESOP shares                                                               (65.0)             (65.9)
     Net unrealized gain on securities investments                                        5.0                5.5
     Cumulative foreign translation adjustment                                           (0.7)              (0.8)
     Retained earnings                                                                  297.9              296.1
                                                                                    ---------          ---------
        Total common stock equity                                                       662.4              650.9

     Cumulative preferred stock                                                          11.5               11.5
     Redeemable serial preferred stock                                                   20.0               20.0
     Company obligated mandatorily redeemable preferred securities of subsidiary
        MP&L Capital I which holds solely Company
        Junior Subordinated Debentures                                                   75.0               75.0
     Long-term debt                                                                     685.2              685.4
                                                                                    ---------          ---------
        Total capitalization                                                          1,454.1            1,442.8
                                                                                    ---------          ---------
CURRENT LIABILITIES
     Accounts payable                                                                   137.7               78.7
     Accrued taxes, interest and dividends                                               76.6               67.3
     Notes payable                                                                      196.8              129.1
     Long-term debt due within one year                                                   4.5                4.7
     Other                                                                               36.7               45.3
                                                                                    ---------          ---------
        Total current liabilities                                                       452.3              325.1
                                                                                    ---------          ---------
OTHER LIABILITIES
     Accumulated deferred income taxes                                                  150.4              151.3
     Contributions in aid of construction                                               103.4              102.6
     Deferred regulatory credits                                                         60.1               60.7
     Other                                                                               91.9               89.8
                                                                                    ---------          ---------
        Total other liabilities                                                         405.8              404.4
                                                                                    ---------          ---------
TOTAL CAPITALIZATION AND LIABILITIES                                                $ 2,312.2          $ 2,172.3
-------------------------------------------------------------------------------------------------------------------
                        The  accompanying  notes are an integral  part of these statements.


                                          MINNESOTA POWER
                                 CONSOLIDATED STATEMENT OF INCOME
                           Millions Except Per Share Amounts - Unaudited


                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     1998                  1997
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE AND INCOME
       Electric operations                                                         $ 134.0               $ 131.5
       Water services                                                                 20.8                  20.6
       Automotive services                                                            76.7                  60.5
       Investments                                                                    15.1                   9.5
                                                                                   -------               -------
           Total operating revenue and income                                        246.6                 222.1
                                                                                   -------               -------

OPERATING EXPENSES
       Fuel and purchased power                                                       49.7                  44.0
       Operations                                                                    152.4                 138.4
       Interest expense                                                               19.8                  17.3
                                                                                   -------               -------
           Total operating expenses                                                  221.9                 199.7
                                                                                   -------               -------

INCOME FROM EQUITY INVESTMENT                                                          4.2                   4.0
                                                                                   -------               -------

OPERATING INCOME                                                                      28.9                  26.4

DISTRIBUTIONS ON REDEEMABLE
       PREFERRED SECURITIES OF SUBSIDIARY                                              1.5                   1.5

INCOME TAX EXPENSE                                                                     8.9                   8.8
                                                                                   -------               -------

NET INCOME                                                                            18.5                  16.1

DIVIDENDS ON PREFERRED STOCK                                                           0.5                   0.5
                                                                                   -------               -------

EARNINGS AVAILABLE FOR COMMON STOCK                                                $  18.0               $  15.6
                                                                                   =======               =======


AVERAGE SHARES OF COMMON STOCK                                                        31.1                  30.3


BASIC AND DILUTED
       EARNINGS PER SHARE OF COMMON STOCK                                          $  0.58               $  0.52


DIVIDENDS PER SHARE OF COMMON STOCK                                                $  0.51               $  0.51

-------------------------------------------------------------------------------------------------------------------
                        The  accompanying  notes are an integral  part of this statement.


                                 MINNESOTA POWER
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions - Unaudited

                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     1998                  1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net income                                                                   $ 18.5                $ 16.1
       Income from equity investment                                                  (4.2)                 (4.0)
       Depreciation and amortization                                                  18.5                  18.0
       Deferred income taxes                                                          (1.9)                 (0.4)
       Deferred investment tax credits                                                (0.3)                 (0.5)
       Pre-tax gain on sale of plant                                                     -                  (3.4)
       Changes in operating assets and liabilities
          Trading securities                                                          (8.4)                 (8.7)
          Notes and accounts receivable                                              (80.4)                (59.4)
          Fuel, material and supplies                                                  2.1                  (0.6)
          Accounts payable                                                            59.0                  33.7
          Other current assets and liabilities                                        (2.4)                  8.7
       Other - net                                                                    10.4                   3.3
                                                                                    ------                ------
              Cash from operating activities                                          10.9                   2.8
                                                                                    ------                ------


INVESTING ACTIVITIES
       Proceeds from sale of investments in securities                                13.5                  11.9
       Proceeds from sale of plant                                                       -                   4.4
       Additions to investments                                                      (10.0)                 (7.8)
       Additions to plant                                                            (16.6)                 (8.6)
       Changes to other assets - net                                                  (1.5)                  1.0
                                                                                    ------                ------
              Cash from (for) investing activities                                   (14.6)                  0.9
                                                                                    ------                ------


FINANCING ACTIVITIES
       Issuance of common stock                                                        8.7                   4.9
       Issuance of long-term debt                                                      2.0                  76.0
       Changes in notes payable - net                                                 67.7                  19.1
       Reductions of long-term debt                                                   (2.4)                (68.6)
       Dividends on preferred and common stock                                       (16.7)                (16.3)
                                                                                    ------                ------
              Cash from financing activities                                          59.3                  15.1
                                                                                    ------                ------


CHANGE IN CASH AND CASH EQUIVALENTS                                                   55.6                  18.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      41.8                  40.1
                                                                                    ------                ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 97.4                $ 58.9
                                                                                    ======                ======




SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for
              Interest (net of capitalized)                                         $ 22.0                $ 18.4
              Income taxes                                                          $  5.5                $  2.4





-------------------------------------------------------------------------------------------------------------------
                        The  accompanying  notes are an integral  part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1997 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year.



NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                       Investments
                                                                                 ---------------------------
                                              Electric      Water   Automotive    Portfolio &     Real          Corporate
                               Consolidated  Operations   Services   Services    Reinsurance     Estate          Charges
-------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
March 31, 1998
---------------------

Operating revenue and income     $  246.6    $  134.0     $   20.8   $   76.7      $    7.1      $    8.1       $    (0.1)
Operation and other expense         183.6       100.8         14.0       60.1           0.9           4.9<F1>         2.9
Depreciation and amortization
   expense                           18.5        11.8          2.9        3.6             -           0.1             0.1
Interest expense                     19.8         5.5          2.6        2.2             -             -             9.5
Income from equity investment         4.2           -            -          -           4.2             -               -
                                 --------    --------     --------   --------      --------      --------       ---------
Operating income (loss)              28.9        15.9          1.3       10.8          10.4           3.1           (12.6)
Distributions on redeemable
   preferred securities
   of subsidiary                      1.5         0.4            -          -             -             -             1.1
Income tax expense (benefit)          8.9         6.0          0.6        5.4           3.9           1.3            (8.3)
                                 --------    --------     --------    -------      --------      --------       ---------
Net income (loss)                $   18.5    $    9.5     $    0.7   $    5.4      $    6.5      $    1.8       $    (5.4)
                                 ========    ========     ========   ========      ========      ========       =========

Total assets                     $2,312.2    $1,012.0     $  380.2   $  557.1      $  296.0      $   66.3       $     0.6
Accumulated depreciation         $  714.8    $  573.6     $  126.9   $   14.3             -             -               -
Accumulated amortization         $   17.4           -            -   $   16.0             -      $    1.4               -
Construction work in progress    $   43.9    $   17.2     $   10.7   $   16.0             -             -               -


For the Quarter Ended
March 31, 1997
---------------------

Operating revenue and income     $  222.1    $  131.5     $   20.6   $   60.5      $    4.7      $    4.8       $       -
Operation and other expense         164.4        94.8         14.0       47.9           0.5           3.9<F1>         3.3
Depreciation and amortization
   expense                           18.0        11.2          3.2        3.5             -             -             0.1
Interest expense                     17.3         5.4          2.7        2.3             -           0.3             6.6
Income from equity investment         4.0           -            -          -           4.0             -               -
                                 --------    --------     --------   --------      --------      --------       ---------
Operating income (loss)              26.4        20.1          0.7        6.8           8.2           0.6           (10.0)
Distributions on redeemable
   preferred securities
   of subsidiary                      1.5         0.4            -          -             -             -             1.1
Income tax expense (benefit)          8.8         7.4          0.3        3.6           2.9           0.3            (5.7)
                                 --------    --------     --------   --------      --------      --------       ---------
Net income (loss)                $   16.1    $   12.3     $    0.4   $    3.2      $    5.3      $    0.3       $    (5.4)
                                 ========    ========     ========   ========      ========      ========       =========

Total assets                     $2,216.5    $  982.6     $  367.1   $  540.1      $  263.1      $   61.8       $     1.8
Accumulated depreciation         $  670.9    $  541.9     $  121.2   $    7.8             -             -               -
Accumulated amortization         $   10.5           -            -   $    9.4             -      $    1.1               -
Construction work in progress    $   32.8    $   11.4     $   10.9   $   10.5             -             -               -

-------------------------------------------------------------------------------------------------------------------------

<F1> Includes $0.5 million of minority interest in 1998 ($0.1 million in 1997).

NOTE 2.    REGULATORY MATTERS

FLORIDA WATER 1991 RATE CASE REFUNDS. In 1995 the Florida First District Court of Appeals (Court of Appeals) reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates," all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order on January 26, 1998 that would not require Florida Water to refund about $12.5 million, which included interest, to customers who paid more under uniform rates.

In the same January 26, 1998 order, the FPSC required Florida Water to refund $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case. The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Customer groups which paid more under uniform rates have appealed the FPSC's January 26, 1998 order. The Company has appealed the $2.5 million refund order. No provision for refund has been recorded. The Company is unable to predict the timing or outcome of the appeals process.

FLORIDA WATER 1995 RATE CASE. Florida Water requested an $18.1 million rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. In November 1996 Florida Water filed with the Court of Appeals an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In June 1997, as part of the review process, the FPSC allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer connection fees. Oral arguments on the appeals were heard by the Court of Appeals on February 10, 1998. The Company is unable to predict the timing or outcome of the appeals process.

HILLSBOROUGH COUNTY RATES. On July 2, 1997 Florida Water filed with the Hillsborough County Utilities Department a request for an annual interim increase of $848,845 in annual revenue and a final increase of $877,607. Interim rates became effective on August 18, 1997. Hearings began in April 1998 and are expected to continue in June and July 1998. It is anticipated that final rates will be implemented in the third quarter of 1998. The Company is unable to predict the outcome of this case.

NORTH CAROLINA UTILITIES COMMISSION. On September 30, 1997 Heater filed with the NCUC for a $1.1 million annual increase for its water and wastewater customers. The hearing was held on March 10, 1998. On March 16, 1998 the NCUC issued an order authorizing a rate increase of $343,000 pending the issuance of the final order. The test year was adjusted for post-test year customer growth and consumption which substantially decreased the annual rate increase required. A final order from the NCUC is expected in May 1998.


NOTE 3.    TOTAL COMPREHENSIVE INCOME

For the quarter ended March 31, 1998 total comprehensive income was $18.1 million ($14.1 million for the quarter ended March 31, 1997). The difference between total comprehensive income and net income was primarily unrealized gains and losses on securities classified as available-for-sale.

NOTE 4.    INCOME TAX EXPENSE

                                                    Quarter Ended
                                                       March 31,
                                              1998                  1997
--------------------------------------------------------------------------------
Millions

     Current tax
         Federal                             $ 7.8                  $ 7.5
         Foreign                               0.8                    0.4
         State                                 2.5                    1.8
                                             -----                  -----
                                              11.1                    9.7
                                             -----                  -----
     Deferred tax
         Federal                              (1.4)                  (0.1)
         State                                (0.5)                  (0.3)
                                             -----                  -----
                                              (1.9)                  (0.4)
                                             -----                  -----

     Deferred tax credits                     (0.3)                  (0.5)
                                             -----                  -----

              Total income tax expense       $ 8.9                  $ 8.8
--------------------------------------------------------------------------------



NOTE 5.    SQUARE BUTTE PURCHASED POWER CONTRACT

The Company has a contract to purchase power and energy from Square Butte. Under the terms of the contract which extends through 2007, the Company is purchasing about 71 percent of the output from a 455 MW generating plant. Reductions to about 49 percent of the output are provided for in the contract and, at the option of Square Butte, could begin after a five-year advance notice to the Company.

The cost of the power and energy is a proportionate share of Square Butte's fixed obligations and variable operating costs, based on the percentage of the total output purchased by the Company. The annual fixed obligations of the Company to Square Butte are $17.2 million from 1998 through 2002. The variable operating costs are not incurred unless production takes place. The Company is responsible for paying all costs and expenses of Square Butte if not paid by Square Butte when due. These obligations and responsibilities of the Company are absolute and unconditional whether or not any power is actually delivered to the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


MINNESOTA POWER is a broadly diversified service company with operations in four business segments: (1) Electric Operations, which include electric and gas services, and coal mining; (2) Water Services, which include water and wastewater services; (3) Automotive Services, which include a network of vehicle auctions, a finance company and an auto transport company; and (4) Investments, which include a securities portfolio, a 21 percent equity investment in a financial guaranty reinsurance and insurance company, and real estate operations. Corporate Charges represent general corporate expenses, including interest, not specifically allocated to any one business segment.


CONSOLIDATED OVERVIEW

Earnings per share of common stock for the quarter ended March 31, 1998 were $0.58 ($0.52 for the quarter ended March 31, 1997). All of the Company's business segments performed soundly during the first quarter of 1998 reflecting ongoing operational improvements and continued implementation of the Company's corporate strategy initiated in 1996. Net income was 15 percent higher for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                           1998                        1997
-------------------------------------------------------------------------------------------------------------------
                                                                                        Millions
       Net Income
           Electric Operations                                             $  9.5                     $ 12.3
           Water Services                                                     0.7                        0.4
           Automotive Services                                                5.4                        3.2
           Investments                                                        8.3                        5.6
           Corporate Charges                                                 (5.4)                      (5.4)
                                                                           ------                     ------
                                                                           $ 18.5                     $ 16.1
                                                                           ======                     ======

-------------------------------------------------------------------------------------------------------------------

       Basic and Diluted
           Earnings Per Share of Common Stock                              $ 0.58                     $ 0.52

       Average Shares of Common Stock - Millions                             31.1                       30.3

-------------------------------------------------------------------------------------------------------------------

Electric Operations reported lower electric and gas retail sales due to mild weather, and additional operating and purchased power expenses incurred because of scheduled maintenance shutdowns at major generating facilities. The scheduled maintenance helps position the Company to meet electric demand in the coming summer. Water Services showed improvement in spite of record rainfall which resulted in a 12 percent reduction in consumption. In 1997 Water Services performance was negatively affected by a loss incurred by a non-regulated water subsidiary. Automotive Services reflected a 14 percent increase in vehicle sales, and the expansion and maturing of recently opened loan production offices in the floorplan financing business. In 1997 Automotive Services included a gain on the sale of an auction facility. Investments included dividend income received from an investment and two large bulk land sales by real estate operations in 1998.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997.

ELECTRIC OPERATIONS. Operating revenue and income from Electric Operations were $2.5 million higher in 1998 primarily because of a $4.9 million increase in sales to other power suppliers. Demand revenue from large industrial customers was lower in 1998 as a result of negotiated contract extensions. Kilowatthour sales in total were up about 2 percent. The mild weather in 1998 caused electric sales to residential customers to decline 9 percent which in turn decreased revenue about $1.3 million from those customers. Gas sales at SWL&P were also $1.6 million lower primarily due to the mild weather. In 1997 the Company sold rights to microwave frequencies in accordance with a federal mandate and recognized a $0.8 million pre-tax gain in the first quarter of 1997. Total operating expenses were $6.7 million higher in 1998 due to a $5.7 million increase in fuel and purchased power expense. Increased sales to other power suppliers and a major scheduled maintenance shutdown at Square Butte required the Company to purchase 35 percent more power from other power suppliers. Scheduled maintenance at a Company generating facility also increased operating expenses in 1998. Scheduled maintenance will continue into the second quarter of 1998. Property taxes were $1.1 million lower in 1998 due to the reform of the Minnesota property tax system in mid-1997. Income tax expense was $1.4 million lower in 1998 because of lower operating income.

Revenue from electric sales to taconite customers accounted for 32 percent of electric operating revenue and income in 1998 and 1997. Electric sales to paper and pulp mills accounted for 11 percent of electric operating revenue and income in 1998 (12 percent in 1997). Sales to other power suppliers accounted for 11 percent of electric operating revenue and income in 1998 (7 percent in 1997).

WATER SERVICES. Operating revenue and income from Water Services were $0.2 million higher in 1998 due to increased revenue from non-regulated water subsidiaries and income earned on proceeds from the December 1997 sale of certain water and wastewater assets to Orange County, Florida. Operating revenue and income from regulated water subsidiaries were lower in 1998 because of a 12 percent reduction in consumption due to record rainfall. Total operating expenses were $0.4 million lower in 1998 due primarily to fewer expenses as a result of the sale of assets to Orange County, Florida. Operating expenses in 1997 reflected start-up costs incurred by non-regulated water subsidiaries. Income tax expense was $0.3 million higher in 1998 because of increased operating income.

AUTOMOTIVE SERVICES. Operating revenue and income from Automotive Services were $16.2 million higher in 1998 due primarily to a 14 percent increase in vehicle sales, and the expansion and maturing of AFC loan production offices opened in 1997 and early 1998. ADESA sold 214,000 vehicles in 1998 (188,000 in 1997). In
1997 operating revenue and income included a gain from the sale of an auction facility. Total operating expenses were up $12.2 million primarily due to expenses associated with increased vehicle sales and the expansion of the floorplan financing business. Income tax expense was $1.8 million higher in 1998 because of increased operating income.

INVESTMENTS.

   - SECURITIES PORTFOLIO AND REINSURANCE. Operating revenue and income were $2.4 million higher in 1998 due to $3.9 million of dividend income received from a venture capital investment. Income from equity investment included $4.2 million in 1998 ($4.0 million in 1997) from the Company's investment in Capital Re. Together, the Company's securities portfolio and its equity investment in Capital Re earned an annualized after-tax return of 5.8 percent in 1998 (10.1 percent in 1997). Income tax expense was $1.0 million higher in 1998 because of increased operating income.

   - REAL ESTATE OPERATIONS. Operating revenue and income from Real Estate Operations were $3.3 million higher in 1998 due to two large bulk land sales at Palm Coast. Combined, the two sales contributed $5.1 million to revenue in 1998. Operating revenue and income in 1998 also reflected fewer lot sales compared to 1997 and less interest income because of the maturing receivable portfolio. Total operating expenses (excluding minority interest) were $0.4 million higher in 1998 due to expenses associated with the two bulk land sales. Income tax expense was $1.0 million higher in 1998 because of increased operating income.

LIQUIDITY AND FINANCIAL POSITION

CASH FLOW ACTIVITIES. Cash flow from operations improved during the first quarter of 1998 due to enhanced management of working capital throughout the Company. Cash from operating activities was also affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 4 million original issue shares of Common Stock are available for issuance through the DRIP.

A substantial amount of ADESA's working capital is generated internally from payments made by vehicle purchasers. However, ADESA utilizes commercial paper issued by the Company to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

AFC also uses  commercial  paper  issued by the Company to meet its  operational requirements.  AFC offers  short-term  on-site financing for dealers to purchase
vehicles   at  auctions  in  exchange  for  a  security   interest  in  those
vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 - 90 days. At March 31, 1998 AFC had sold $150.0 million ($124.0 million at December 31, 1997) of receivables on a revolving basis to a third party purchaser. Under an agreement, the purchaser agrees to purchase up to $225.0 million of receivables on a revolving basis. Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at March 31, 1998 compared to December 31, 1997 were due to increased sales activity by Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

On or around May 8, 1998 the Company plans to file a shelf registration statement with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933 with respect to 3.0 million original issue shares of Common Stock. After the registration statement becomes effective, the Company expects to sell the registered Common Stock from time to time as warranted by market conditions and the Company's capital requirements. The offer and sale of such shares shall be made only by means of a prospectus.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the three months ended March 31, 1998 totaled $16.5 million ($15.1 million in 1997). Expenditures for 1998 include $9.2 million for Electric Operations, $3.0 million for Water Services and $4.3 million for Automotive Services. Internally generated funds were the primary source for funding these expenditures.

PART II.   OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1997 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1997 Form 10-K.


Ref. Page 4. - Table - Contract Status for Minnesota Power Large Power Customers


On April 14, 1998 the MPUC approved a contract amendment which provides for the Company to continue to meet all of Eveleth Mines LLC's electric requirements through October 2008.


Ref. Page 11. - Table - National Pollutant Discharge Elimination System Permits

A renewal application permit for the Laskin Energy Center was submitted to the Minnesota Pollution Control Agency (MPCA) on March 30, 1998. The permit is expected to be issued on or before the expiration date of October 31, 1998. The Company has held discussions with the MPCA regarding ash pond management. While various options are under consideration, no specific plan has been approved by the MPCA.


Ref. Page 11. - Table - FERC Licenses for Hydroelectric Projects

On April 27, 1998 the FERC issued the Company a new 30-year license for the Pillager hydroelectric project. The license became effective (retroactively) on April 1, 1998.


Ref. Page 14. - First Full Paragraph

On September 30, 1997 Heater filed with the NCUC for a $1.1 million annual increase for its water and wastewater customers. On March 16, 1998 the NCUC issued an order authorizing a rate increase of $343,000 pending the issuance of the final order. The test year was adjusted for post-test year customer growth and consumption which substantially decreased the annual rate increase required. A final order from the NCUC is expected in May 1998.


Ref. Page 15. - Second Full Paragraph
Ref. Page 22. - Table - ADESA Auctions

In late April 1998 ADESA reached agreements to purchase the assets of three auction facilities. The auctions to be acquired are: Ark-La-Tex Auto Auction in Shreveport, Louisiana; Greater Lansing Auto Auction in Lansing, Michigan; and I-55 Auto Auction in St. Louis, Missouri. The Shreveport location has 5 lanes, Lansing has 6 lanes and St. Louis has 3 lanes. ADESA will own and operate 28 vehicle auction facilities following the completion of these acquisitions. AFC has loan production offices at the Lansing and St. Louis facilities and is expected to add an office at the Shreveport facility.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         27    Financial Data Schedule

(b)   Reports on Form 8-K.

      Report on Form 8-K dated and  filed  February  20,  1998 with  respect  to
      Item 7.  Financial  Statements  and Exhibits.

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




                                               Minnesota Power & Light Company
                                               -------------------------------
                                                         (Registrant)





May 7, 1998                                               D. G. Gartzke
                                               -------------------------------
                                                          D. G. Gartzke
                                               Senior Vice President - Finance
                                                 and Chief Financial Officer




May 7, 1998                                             Mark A. Schober
                                               -------------------------------
                                                        Mark A. Schober
                                                           Controller