Form 10-Q
period 1998-06-30
MINNESOTA POWER INC
filed 1998-08-07
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1998

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                           Commission File No. 1-3548


                              MINNESOTA POWER, INC.
                             A Minnesota Corporation
                   IRS Employer Identification No. 41-0418150
                             30 West Superior Street
                             Duluth, Minnesota 55802
                           Telephone - (218) 722-2641


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    X       No
                        ---          ---



                           Common Stock, no par value,
                          33,866,616 shares outstanding
                               as of July 31, 1998

                              MINNESOTA POWER, INC.

                                      INDEX

                                                                          Page

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 1998 and December 31, 1997                      1

              Consolidated Statement of Income -
                   Quarter Ended and Six Months Ended
                   June 30, 1998 and 1997                                   2

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 1998 and 1997                  3

              Notes to Consolidated Financial Statements                    4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            9

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders     14

         Item 5.   Other Information                                       15

         Item 6.   Exhibits and Reports on Form 8-K                        16

Signatures                                                                 17

                                   DEFINITIONS

          The following abbreviations or acronyms are used in the text.


  Abbreviation
   or Acronym                                      Term
------------------            --------------------------------------------------
1997 Form 10-K                Minnesota Power's Annual Report on Form 10-K for
                              the Year Ended December 31, 1997
ADESA                         ADESA Corporation
AFC                           Automotive Finance Corporation
Boswell                       Boswell Energy Center
Common Stock                  Minnesota Power, Inc.'s common stock
Company                       Minnesota Power, Inc. and its subsidiaries
DRIP                          Dividend Reinvestment and Stock Purchase Plan
ESOP                          Employee Stock Ownership Plan
FERC                          Federal Energy Regulatory Commission
Heater                        Heater Utilities, Inc.
Florida Water                 Florida Water Services Corporation
FPSC                          Florida Public Service Commission
kWh                           Kilowatthour(s)
Minnesota Power               Minnesota Power, Inc. and its subsidiaries
MPUC                          Minnesota Public Utilities Commission
MW                            Megawatt(s)
NCUC                          North Carolina Utilities Commission
Palm Coast                    Palm Coast Holdings, Inc.
PSCW                          Public Service Commission of Wisconsin
Square Butte                  Square Butte Electric Cooperative
SWL&P                         Superior Water, Light and Power Company

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:
          - prevailing governmental policies and regulatory actions, including those of the FERC, the MPUC, the FPSC, the NCUC and the PSCW, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
          - economic and geographic factors including political and economic risks;
          - changes in and compliance with environmental and safety laws and policies;
          -  weather conditions;
          -  population growth rates and demographic patterns;
          -  competition  for  retail  and  wholesale customers;
          -  Year  2000  issues;
          -  pricing  and   transportation  of commodities;
          -  market demand,  including structural market changes;
          -  changes in tax rates or policies or in rates of inflation;
          -  changes in project costs;
          - unanticipated changes in operating expenses and capital expenditures;
          -  capital market conditions;
          -  competition for new energy development opportunities; and
          - legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                 MINNESOTA POWER
                           CONSOLIDATED BALANCE SHEET
                                    Millions
                                                       JUNE 30,     DECEMBER 31,
                                                        1998           1997
                                                      Unaudited       Audited
--------------------------------------------------------------------------------
ASSETS
PLANT AND INVESTMENTS
     Electric operations                              $   776.7     $  783.5
     Water services                                       323.7        322.2
     Automotive services                                  177.6        167.1
     Investments                                          260.5        252.9
                                                      ---------     --------
        Total plant and investments                     1,538.5      1,525.7
                                                      ---------     --------
CURRENT ASSETS
     Cash and cash equivalents                             63.1         41.8
     Trading securities                                   133.2        123.5
     Accounts receivable (less allowance of
       $17.6 and $12.6)                                   253.6        158.5
     Fuel, material and supplies                           23.0         25.0
     Prepayments and other                                 24.3         19.9
                                                      ---------     --------
        Total current assets                              497.2        368.7
                                                      ---------     --------
OTHER ASSETS
     Goodwill                                             173.0        158.9
     Deferred regulatory charges                           60.4         64.4
     Other                                                 50.0         54.6
                                                      ---------     --------
        Total other assets                                283.4        277.9
                                                      ---------     --------
TOTAL ASSETS                                          $ 2,319.1     $2,172.3
--------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
     Common stock without par value, 130.0
        shares authorized;
        33.8 and 33.6 shares outstanding              $   430.4       $416.0
     Unearned ESOP shares                                 (64.2)       (65.9)
     Net unrealized gain on securities investments          5.9          5.5
     Cumulative foreign translation adjustment             (3.3)        (0.8)
     Retained earnings                                    304.5        296.1
                                                      ---------     --------
        Total common stock equity                         673.3        650.9

     Cumulative preferred stock                            11.5         11.5
     Redeemable serial preferred stock                     20.0         20.0
     Company obligated mandatorily redeemable
        preferred securities of subsidiary
        MP&L Capital I which holds solely Company
        Junior Subordinated Debentures                     75.0         75.0
     Long-term debt                                       681.9        685.4
                                                      ---------     --------
        Total capitalization                            1,461.7      1,442.8
                                                      ---------     --------
CURRENT LIABILITIES
     Accounts payable                                     151.7         78.7
     Accrued taxes, interest and dividends                 63.7         67.3
     Notes payable                                        187.8        129.1
     Long-term debt due within one year                     4.5          4.7
     Other                                                 41.7         45.3
                                                      ---------     --------
        Total current liabilities                         449.4        325.1
                                                      ---------     --------
OTHER LIABILITIES
     Accumulated deferred income taxes                    152.8        151.3
     Contributions in aid of construction                 104.7        102.6
     Deferred regulatory credits                           58.7         60.7
     Other                                                 91.8         89.8
                                                      ---------     --------
        Total other liabilities                           408.0        404.4
                                                      ---------     --------
TOTAL CAPITALIZATION AND LIABILITIES                  $ 2,319.1     $2,172.3
--------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                                 MINNESOTA POWER
                        CONSOLIDATED STATEMENT OF INCOME
                  Millions Except Per Share Amounts - Unaudited


                                            QUARTER ENDED      SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                           1998       1997       1998      1997
--------------------------------------------------------------------------------

OPERATING REVENUE AND INCOME
    Electric operations                  $ 140.7   $  129.7    $ 274.8   $ 261.1
    Water services                          25.0       22.4       45.7      43.1
    Automotive services                     84.8       64.4      161.5     124.9
    Investments                             18.7       13.9       33.9      23.4
                                         -------   --------    -------   -------
        Total operating revenue
         and income                        269.2      230.4      515.9     452.5
                                         -------   --------    -------   -------

OPERATING EXPENSES
    Fuel and purchased power                53.7       46.0      103.4      90.0
    Operations                             160.5      138.9      312.9     277.2
    Interest expense                        15.6       16.0       35.5      33.4
                                         -------   --------    -------   -------
        Total operating expenses           229.8      200.9      451.8     400.6
                                         -------   --------    -------   -------

INCOME FROM EQUITY INVESTMENTS               3.7        3.3        7.9       7.3
                                         -------   --------    -------   -------

OPERATING INCOME                            43.1       32.8       72.0      59.2

DISTRIBUTIONS ON REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY       1.5        1.5        3.0       3.0

INCOME TAX EXPENSE                          18.8       12.6       27.7      21.4
                                         -------   --------    -------   -------

NET INCOME                                  22.8       18.7       41.3      34.8

DIVIDENDS ON PREFERRED STOCK                 0.5        0.5        1.0       1.0
                                         -------   --------    -------   -------

EARNINGS AVAILABLE FOR COMMON STOCK      $  22.3   $   18.2    $  40.3   $  33.8
                                         =======   ========    =======   =======


AVERAGE SHARES OF COMMON STOCK              31.3       30.5       31.2      30.4


BASIC AND DILUTED
    EARNINGS PER SHARE OF COMMON STOCK     $0.71     $0.60       $1.29     $1.12


DIVIDENDS PER SHARE OF COMMON STOCK        $0.51     $0.51       $1.02     $1.02

--------------------------------------------------------------------------------
         The accompanying notes are an integral part of this statement.

                                 MINNESOTA POWER
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions - Unaudited


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              1998        1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Net income                                            $ 41.3     $ 34.8
       Income from equity investments - net of
          dividends received                                   (7.6)      (7.1)
       Depreciation and amortization                           37.2       35.8
       Deferred income taxes                                    0.4        1.4
       Deferred investment tax credits                         (0.6)      (0.9)
       Pre-tax gain on sale of property                        (0.3)      (4.4)
       Changes in operating assets and liabilities
          Trading securities                                   (9.7)     (21.3)
          Notes and accounts receivable                       (95.1)     (31.9)
          Fuel, material and supplies                           2.0       (2.3)
          Accounts payable                                     73.0       23.8
          Other current assets and liabilities                (11.6)      (5.1)
       Other - net                                             11.8        4.0
                                                             ------     ------
              Cash from operating activities                   40.8       26.8
                                                             ------     ------


INVESTING ACTIVITIES
       Proceeds from sale of investments in
          securities                                           27.0       31.3
       Proceeds from sale of property                           1.0        6.4
       Additions to investments                               (26.2)     (33.4)
       Additions to plant                                     (33.0)     (35.8)
       Acquisition of subsidiaries - net of
          cash acquired                                       (23.8)         -
       Other - net                                              0.2       10.4
                                                             ------     ------
              Cash for investing activities                   (54.8)     (21.1)
                                                             ------     ------


FINANCING ACTIVITIES
       Issuance of common stock                                13.3        9.7
       Issuance of long-term debt                               2.1      131.1
       Changes in notes payable - net                          58.7       50.3
       Reductions of long-term debt                            (5.8)    (136.8)
       Dividends on preferred and common stock                (33.0)     (32.0)
                                                             ------     ------
              Cash from financing activities                   35.3       22.3
                                                             ------     ------


CHANGE IN CASH AND CASH EQUIVALENTS                            21.3       28.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               41.8       40.1
                                                             ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 63.1     $ 68.1
                                                             ======     ======




SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for
              Interest - net of capitalized                  $ 37.4     $ 33.8
              Income taxes                                   $ 24.7     $ 15.5


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


NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                       Investments
                                                                                  --------------------
                                               Electric      Water   Automotive   Portfolio &    Real      Corporate
                               Consolidated   Operations   Services   Services    Reinsurance   Estate      Charges
-------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
June 30, 1998
---------------------

Operating revenue and income     $ 269.2        $140.7      $25.0       $84.8         $ 6.1     $12.6        $   -
Operation and other expense        195.5         107.2       15.4        61.9           0.7       6.9 <F1>     3.4
Depreciation and amortization
   expense                          18.7          11.9        2.8         3.9             -         -          0.1
Interest expense                    15.6           5.5        2.5         2.6             -         -          5.0
Income from equity investments       3.7             -          -           -           3.7         -            -
                                 -------        ------      -----       -----         -----     -----        -----
Operating income (loss)             43.1          16.1        4.3        16.4           9.1       5.7         (8.5)
Distributions on redeemable
   preferred securities of
   subsidiary                        1.5           0.5          -           -             -         -          1.0
Income tax expense (benefit)        18.8           5.9        1.5         7.9           4.5       2.7         (3.7)
                                 -------        ------      -----       -----         -----     -----        -----
Net income (loss)                $  22.8        $  9.7      $ 2.8       $ 8.5         $ 4.6     $ 3.0        $(5.8)
                                 =======        ======      =====       =====         =====     =====        =====


For the Quarter Ended
June 30, 1997
---------------------

Operating revenue and income     $ 230.4        $129.7      $22.4       $64.4         $ 4.5     $ 9.5        $(0.1)
Operation and other expense        167.1          96.7       13.2        49.4           0.5       5.9 <F1>     1.4
Depreciation and amortization
   expense                          17.8          11.2        3.2         3.3             -         -          0.1
Interest expense                    16.0           5.3        2.7         2.7             -       0.3          5.0
Income from equity investments       3.3             -          -           -           3.3         -            -
                                 -------        ------      -----       -----         -----     -----        -----
Operating income (loss)             32.8          16.5        3.3         9.0           7.3       3.3         (6.6)
Distributions on redeemable
   preferred securities of
   subsidiary                        1.5           0.4          -           -             -         -          1.1
Income tax expense (benefit)        12.6           6.1        1.0         4.8           2.6       1.4         (3.3)
                                 -------        ------      -----       -----         -----     -----        -----
Net income (loss)                $  18.7        $ 10.0      $ 2.3       $ 4.2         $ 4.7     $ 1.9        $(4.4)
                                 =======        ======      =====       =====         =====     =====        =====

-------------------------------------------------------------------------------------------------------------------

<F1>  Includes $0.7 million of minority interest in 1998 ($0.5 million in 1997).

NOTE 1.    BUSINESS SEGMENTS CONTINUED
Millions

                                                                                       Investments
                                                                                 ----------------------
                                              Electric      Water   Automotive   Portfolio &     Real       Corporate
                               Consolidated  Operations   Services   Services    Reinsurance    Estate       Charges
-------------------------------------------------------------------------------------------------------------------
For the Six Months Ended
June 30, 1998
------------------------

Operating revenue and income    $   515.9      $274.8      $ 45.7     $ 161.5       $  13.2     $20.7       $    -
Operation and other expense         379.1       208.0        29.3       122.0           1.6      11.8 <F1>     6.4
Depreciation and amortization
   expense                           37.2        23.7         5.7         7.5             -       0.1          0.2
Interest expense                     35.5        11.1         5.1         4.8             -         -         14.5
Income from equity investments        7.9           -           -           -           7.9         -            -
                                ---------      ------      ------     -------       -------     -----       ------
Operating income (loss)              72.0        32.0         5.6        27.2          19.5       8.8        (21.1)
Distributions on redeemable
   preferred securities of
   subsidiary                         3.0         0.9           -           -             -         -          2.1
Income tax expense (benefit)         27.7        11.9         2.1        13.3           8.4       4.0        (12.0)
                                ---------      ------      ------     -------       -------     -----       ------
Net income (loss)               $    41.3      $ 19.2      $  3.5     $  13.9       $  11.1     $ 4.8       $(11.2)
                                =========      ======      ======     =======       =======     =====       ======

Total assets                    $ 2,319.1      $977.3      $387.3     $ 583.6       $ 301.8     $68.7       $  0.4
Accumulated depreciation        $   728.7      $581.7      $130.7     $  16.3             -         -            -
Accumulated amortization        $    19.2           -           -     $  17.7             -     $ 1.5            -
Construction work in progress   $    48.2      $ 17.6      $ 14.0     $  16.6             -         -            -


For the Six Months Ended
June 30, 1997
------------------------

Operating revenue and income    $   452.5      $261.1      $ 43.1     $ 124.9       $   9.2     $14.3       $ (0.1)
Operation and other expense         331.4       191.4        27.2        97.2           1.0       9.8 <F1>     4.8
Depreciation and amortization
   expense                           35.8        22.4         6.4         6.8             -       0.1          0.1
Interest expense                     33.4        10.7         5.5         5.1             -       0.5         11.6
Income from equity investments        7.3           -           -           -           7.3         -            -
                                ---------      ------      ------     -------       -------     -----       ------
Operating income (loss)              59.2        36.6         4.0        15.8          15.5       3.9        (16.6)
Distributions on redeemable
   preferred securities of
   subsidiary                         3.0         0.8           -           -             -         -          2.2
Income tax expense (benefit)         21.4        13.5         1.3         8.4           5.5       1.7         (9.0)
                                ---------      ------      ------     -------       -------     -----       ------
Net income (loss)               $    34.8      $ 22.3      $  2.7     $   7.4       $  10.0     $ 2.2       $ (9.8)
                                =========      ======      ======     =======       =======     =====       ======

Total assets                    $ 2,224.0      $977.1      $371.2     $ 522.6       $ 289.1     $63.2       $  0.8
Accumulated depreciation        $   685.6      $550.8      $125.5     $   9.3             -         -            -
Accumulated amortization        $    12.2           -           -     $  11.0             -     $ 1.2            -
Construction work in progress   $    44.6      $ 19.5      $ 13.6     $  11.5             -         -            -

-------------------------------------------------------------------------------------------------------------------

<F1>  Includes $1.2 million of minority interest in 1998 ($0.5 million in 1997).

                                      -5-

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

Customer groups which paid more under uniform rates have appealed the FPSC's January 26, 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties on May 22, 1998. Upon issuance of the June 10, 1998 opinion of the Court of Appeals with respect to Florida Water's 1995 Rate Case (see next paragraph) in which the court reversed its previous ruling that the FPSC was without authority to order uniform rates, other customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds have filed a motion requesting authority to amend their briefs. No provision for refund has been recorded. The Company is unable to predict the timing or outcome of the appeals process.

FLORIDA WATER 1995 RATE CASE. Florida Water requested an $18.1 million rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. In November 1996 Florida Water filed with the Court of Appeals an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In the course of the appeals process, on its own initiative the FPSC reconsidered an issue in its initial decision and, in June 1997, allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer connection fees. On June 10, 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. Parties opposed to the Court of Appeals' reversal of its previous decision regarding uniform rates have requested rehearing. The Company is unable to predict the timing or outcome of these proceedings.

HILLSBOROUGH COUNTY RATES.   In  July  1997  Florida  Water  filed  with  the
Hillsborough County Utilities Department a request for an annual interim revenue increase of $0.8 million and a final increase of $0.9 million. Interim rates became effective in August 1997. Hearings have concluded. A final decision is anticipated in the third quarter of 1998. The Company is unable to predict the outcome of this case.

NOTE 2.    REGULATORY MATTERS CONTINUED

NORTH CAROLINA UTILITIES COMMISSION. In September 1997 Heater filed with the NCUC for an annual rate increase of $1.1 million for its water and wastewater customers. On May 13, 1998 the NCUC issued an order authorizing a rate increase of $0.3 million. The test year was adjusted for post-test year customer growth and consumption which substantially decreased the annual rate increase required. Heater does not plan to appeal this order.



NOTE 3.    TOTAL COMPREHENSIVE INCOME

For the quarter ended June 30, 1998 total comprehensive income was $21.1 million ($21.3 million for the quarter ended June 30, 1997). For the six months ended June 30, 1998 total comprehensive income was $39.2 million ($35.4 million for the six months ended June 30, 1997). The difference between total comprehensive income and net income was unrealized gains and losses on securities classified as available-for-sale, and cumulative foreign translation adjustments.



NOTE 4.    INCOME TAX EXPENSE

                                        Quarter Ended          Six Months Ended
                                           June 30,                June 30,
                                        1998       1997        1998        1997
--------------------------------------------------------------------------------
Millions

     Current tax
         Federal                      $ 12.6     $  8.9       $ 20.4      $16.5
         Foreign                         1.8        0.7          2.6        1.1
         State                           2.4        1.5          4.9        3.3
                                      ------     ------       ------      -----
                                        16.8       11.1         27.9       20.9
                                      ------     ------       ------      -----
     Deferred tax
         Federal                         2.6        2.1          1.2        2.0
         State                          (0.3)      (0.3)        (0.8)      (0.6)
                                      ------     ------       ------      -----
                                         2.3        1.8          0.4        1.4
                                      ------     ------       ------      -----

     Deferred tax credits               (0.3)      (0.3)        (0.6)      (0.9)
                                      ------     ------       ------      -----

          Total income tax expense    $ 18.8     $ 12.6       $ 27.7      $21.4
--------------------------------------------------------------------------------


NOTE 5.    ACQUISITIONS

ADESA acquired the assets of Greater Lansing Auto Auction in Lansing, Michigan and I-55 Auto Auction in St Louis, Missouri on April 30, 1998, and Ark-La-Tex Auto Auction in Shreveport, Louisiana on May 27, 1998 for a combined purchase price of $23.8 million. The acquisitions were accounted for using the purchase method and resulted in goodwill of $16.3 million which will be amortized over a 40 year period. Financial results for these three auctions have been included in the Company's consolidated financial statements since the dates of acquisition. Pro forma financial results have not been presented due to immateriality. The Company used internally generated funds and issued commercial paper to acquire these assets. ADESA now owns and operates 28 vehicle auction facilities.

NOTE 6.    SQUARE BUTTE PURCHASED POWER CONTRACT

The Company has had a power purchase agreement with Square Butte since 1977. Square Butte, a North Dakota cooperative corporation, owns a 455 MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as operator of the Unit and also purchases power from Square Butte.

In May 1998 the Company and Square Butte entered into a new power purchase agreement (1998 Agreement), replacing the 1977 agreement. The Company extended by 20 years, through January 1, 2027, its access to Square Butte's low-cost electricity and eliminated its unconditional obligation to pay all of Square Butte's costs if not paid by Square Butte when due. The 1998 Agreement was reached in conjunction with termination of Square Butte's previous leveraged lease financing arrangement and refinancing of associated debt.

Similar to the 1977 agreement, the Company is initially entitled to approximately 71 percent of the Unit's output under the 1998 Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce the Company's entitlement by 5 percent annually, to a minimum of 50 percent.

Under the 1998 Agreement, the Company is obligated to pay its pro rata share of Square Butte's costs based upon Unit output entitlement. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. The Company's obligation under the 1977 agreement was absolute and unconditional whether or not any power was delivered. Square Butte's fixed costs consist primarily of debt service. At June 30, 1998 Square Butte had total debt outstanding of $343.4 million. Total annual debt service for Square Butte is expected to be approximately $36 million in 1999 through 2002 and $23 million in 2003. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota Power, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expenses for ratemaking purposes by both the MPUC and FERC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


MINNESOTA POWER is a broadly diversified service company with operations in four business segments: (1) Electric Operations, which include electric and gas services, and coal mining; (2) Water Services, which include water and wastewater services; (3) Automotive Services, which include a network of vehicle auctions, a finance company and an auto transport company; and (4) Investments, which include a securities portfolio, a 21 percent equity investment in a specialty insurance and reinsurance company, and real estate operations. Corporate Charges represent general corporate expenses, including interest, not specifically allocated to any one business segment.

CONSOLIDATED OVERVIEW

All of the Company's business segments have performed well during 1998 reflecting ongoing operational improvements and business growth. Earnings per share of common stock were $0.71 for the quarter ended June 30, 1998 ($0.60 for the quarter ended June 30, 1997) and $1.29 for the six months ended June 30, 1998 ($1.12 for the six months ended June 30, 1997).

                                               Quarter Ended    Six Months Ended
                                                  June 30,           June 30,
                                               1998     1997      1998     1997
--------------------------------------------------------------------------------
                                                           Millions
  Net Income
     Electric Operations                     $  9.7   $ 10.0    $ 19.2   $ 22.3
     Water Services                             2.8      2.3       3.5      2.7
     Automotive Services                        8.5      4.2      13.9      7.4
     Investments                                7.6      6.6      15.9     12.2
     Corporate Charges                         (5.8)    (4.4)    (11.2)    (9.8)
                                             ------   ------    ------   ------
                                             $ 22.8   $ 18.7    $ 41.3   $ 34.8
                                             ======   ======    ======   ======

--------------------------------------------------------------------------------

  Basic and Diluted
     Earnings Per Share of Common Stock      $ 0.71    $0.60     $1.29   $ 1.12

  Average Shares of Common Stock - Millions    31.3     30.5      31.2     30.4

--------------------------------------------------------------------------------

The following summarizes significant events that led to the 22 percent and 19 percent increase in net income for the quarter and six months ended June 30, 1998, respectively.

   - ELECTRIC OPERATIONS. Net income from Electric Operations reflected strong sales to other power suppliers during the quarter and six months ended June 30, 1998; however, additional operating and purchased power expenses were incurred because of scheduled maintenance outages at major generating facilities and higher priced purchased power. The scheduled maintenance has positioned the Company to meet anticipated strong electric demand during the rest of 1998. Higher priced purchased power was attributed to increased demand in the Midwest as a result of storms and hot weather. Net income in 1998 also reflected fewer sales to residential electric and gas customers due to the unusually mild winter and warm spring. In 1997 the Company recorded gains from the sale of certain land and other property.

   - WATER SERVICES. Net income from Water Services was higher in 1998 due primarily to customer growth, increased consumption and operating efficiencies. Increased sales of water resulting from drought conditions in Florida during the second quarter of 1998 helped to offset lower sales in the first quarter of 1998 because of record rainfall.

   - AUTOMOTIVE   SERVICES.   The  significant  increase  in  net  income  from
     Automotive Services was driven by more vehicle sales, and the expansion and maturing of recently opened loan production offices in the floorplan financing business. The Company has added three new auction facilities and nine loan production offices in 1998.

   - INVESTMENTS. The increase in net income from Investments was attributable to four large sales at Palm Coast and the sale of a partnership interest in a development at Lehigh.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997.

ELECTRIC OPERATIONS. Operating revenue and income from Electric Operations were $11.0 million higher in 1998, even though kilowatthour sales remained at similar levels. This increase was primarily attributable to higher sales prices for power sold to other power suppliers. Average wholesale prices from Company sales were up approximately 60 percent from 1997 as a result of a supply shortage from storms and hot weather in the Midwest. In addition, revenue from retail and wholesale customers was higher in 1998 due to an increase in the fuel clause component. The fuel clause component was higher to allow recovery of the cost of replacement power needed during scheduled outages at Square Butte and Boswell. Demand revenue from large power customers was lower in 1998 as a result of successful renegotiation of contracts which extended the term, but in turn reduced the demand charge component. Operating revenue and income in 1997 included $2.8 million in pre-tax gains from the sale of rights to microwave frequencies in accordance with a federal mandate and the sale of property along the St. Louis River to ensure the preservation of wilderness lands. Total operating expenses were $11.4 million higher in 1998 due to a $7.7 million increase in fuel and purchased power expense. Fuel expense was about $1.7 million higher because of more steam generation. Purchased power expense increased $6.0 million because of higher prices in the market. Operations expenses were $3.5 million higher due to scheduled outages at Boswell, consulting services and amortization of deferred Conservation Improvement Programs costs. Property taxes were $0.7 million lower in 1998 due to the reform of the Minnesota property tax system. Income tax expense was $0.2 million lower in 1998 because of lower operating income.

Revenue from electric sales to taconite customers accounted for 30 percent of electric operating revenue and income in 1998 (31 percent in 1997). Electric sales to paper and pulp mills accounted for 11 percent of electric operating revenue and income in 1998 (12 percent in 1997). Sales to other power suppliers accounted for 16 percent of electric operating revenue and income in 1998 (12 percent in 1997).

WATER SERVICES. Operating revenue and income from Water Services were $2.6 million higher in 1998 due primarily to increased revenue from non-regulated water subsidiaries. Consumption, which was up 19 percent in 1998, reflected a September 1997 acquisition of a water utility in North Carolina and drought conditions in Florida. Total operating expenses were $1.6 million higher in 1998 due to marginal costs related to increased revenue from non-regulated water subsidiaries. Income tax expense was $0.5 million higher in 1998 because of increased operating income.

AUTOMOTIVE SERVICES. Operating revenue and income from Automotive Services were $20.4 million higher in 1998 due to a 16 percent increase in vehicle sales, and the expansion and maturing of AFC's floorplan financing business. At ADESA auction facilities 236,000 vehicles were sold in 1998 (204,000 in 1997). ADESA added three new auction facilities in 1998. AFC opened six additional loan production offices in 1998. Total operating expenses were up $13.0 million due to expenses associated with increased vehicle sales and the expansion of the floorplan financing business. Income tax expense was $3.1 million higher in 1998 because of increased operating income.

INVESTMENTS.

   - SECURITIES PORTFOLIO AND REINSURANCE. Operating revenue and income were $1.6 million higher in 1998 due to improved performance by the securities portfolio. Income from equity investments included $3.9 million in 1998 ($3.3 million in 1997) from the Company's investment in Capital Re. Together, the Company's securities portfolio and its equity investment in Capital Re earned an annualized after-tax return of 8.6 percent in 1998 (7.3 percent in 1997). Income tax expense was $1.9 million higher in 1998 because of increased operating income.

   - REAL ESTATE OPERATIONS. Operating revenue and income from Real Estate Operations were $3.1 million higher in 1998 due primarily to two large sales at Palm Coast and the sale of a partnership interest in a development at Lehigh. Combined, the three sales contributed $6.4 million to revenue in 1998. Total operating expenses (excluding minority interest) were $0.5 million higher in 1998 due to expenses associated with the three large sales. Income tax expense was $1.3 million higher in 1998 because of increased operating income.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

ELECTRIC OPERATIONS. Operating revenue and income from Electric Operations were $13.7 million higher in 1998, even though kilowatthour sales remained at similar levels. This increase was primarily attributable to higher sales prices for power sold to other power suppliers. Average wholesale prices from Company sales were up approximately 40 percent from 1997 as a result of a supply shortage from storms and hot weather in the Midwest. In addition, revenue from retail and wholesale customers was higher in 1998 due to an increase in the fuel clause component. The fuel clause component was higher to allow recovery of the cost of replacement power needed during scheduled outages at Square Butte and Boswell. Demand revenue from large power customers was lower in 1998 as a result of successful renegotiation of contracts which extended the term, but in turn reduced the demand charge component. Revenue from residential and gas customers was $2.8 million lower in 1998 because of the unusually mild winter and warm spring. Operating revenue and income in 1997 included $3.7 million in pre-tax gains from the sale of rights to microwave frequencies in accordance with a federal mandate and the sale of property along the St. Louis River to ensure the preservation of wilderness lands. Total operating expenses were $18.3 million higher in 1998 due to a $13.4 million increase in fuel and purchased power expense. Fuel expense was about $1.8 million higher because of more steam generation. Purchased power expense increased $11.6 million because of higher prices in the market, more sales to other power suppliers, scheduled outages at Square Butte and Boswell, and less hydro generation. Dry winter and spring conditions reduced the Company's hydro supply. Operations expenses were $4.5 million higher due to scheduled outages at Boswell, consulting services and amortization of deferred Conservation Improvement Programs costs. Property taxes were $1.8 million lower in 1998 due to the reform of the Minnesota property tax system. Income tax expense was $1.6 million lower in 1998 because of lower operating income.

Revenue from electric sales to taconite customers accounted for 31 percent of electric operating revenue and income in 1998 (32 percent in 1997). Electric sales to paper and pulp mills accounted for 11 percent of electric operating revenue and income in 1998 (12 percent in 1997). Sales to other power suppliers accounted for 13 percent of electric operating revenue and income in 1998 (10 percent in 1997).

WATER SERVICES. Operating revenue and income from Water Services were $2.6 million higher in 1998 due primarily to increased revenue from non-regulated water subsidiaries. Consumption, which was up 5 percent in 1998, reflected a September 1997 acquisition of a water utility in North Carolina. Increased sales of water resulting from drought conditions in Florida during the second quarter of 1998 helped to offset lower sales in the first quarter of 1998 because of record rainfall. Total operating expenses were $1.0 million higher in 1998 because of additional costs related to increased revenue from non-regulated water subsidiaries. Income tax expense was $0.8 million higher in 1998 because of increased operating income.

AUTOMOTIVE SERVICES. Operating revenue and income from Automotive Services were $36.6 million higher in 1998 due to a 15 percent increase in vehicle sales, and the expansion and maturing of AFC's floorplan financing business. At ADESA auction facilities 450,000 vehicles were sold in 1998 (391,000 in 1997). ADESA added three new auction facilities during 1998. AFC had 63 loan production offices at June 30, 1998 (50 at June 30, 1997). Nine additional loan production offices were opened during 1998. In 1997 operating revenue and income included a gain from the sale of an auction facility. Total operating expenses were up $25.2 million due to expenses associated with increased vehicle sales and the expansion of the floorplan financing business. Income tax expense was $4.9 million higher in 1998 because of increased operating income.

INVESTMENTS.

   - SECURITIES PORTFOLIO AND REINSURANCE. Operating revenue and income were $4.0 million higher in 1998 due to $3.9 million of dividend income received from a venture capital investment. Income from equity investments included $8.1 million in 1998 ($7.3 million in 1997) from the Company's investment in Capital Re. Together, the Company's securities portfolio and its equity investment in Capital Re earned an annualized after-tax return of 7.2 percent in 1998 (8.6 percent in 1997). Income tax expense was $2.9 million higher in 1998 because of increased operating income.

   - REAL ESTATE OPERATIONS. Operating revenue and income from Real Estate Operations were $6.4 million higher in 1998 due primarily to four large sales at Palm Coast and the sale of a partnership interest in a development at Lehigh. Combined, the five sales contributed $11.5 million to revenue in 1998. Total operating expenses (excluding minority interest) were $0.8 million higher in 1998 due to expenses associated with the five large sales. Income tax expense was $2.3 million higher in 1998 because of increased operating income.


LIQUIDITY AND FINANCIAL POSITION

CASH FLOW ACTIVITIES. Cash flow from operations improved during the six months ended June 30, 1998 due to the continued focus on the management of working capital throughout the Company. Cash from operating activities was also affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 4 million original issue shares of Common Stock are available for issuance through the DRIP.

A substantial amount of ADESA's working capital is generated internally from payments made by vehicle purchasers. However, ADESA utilizes proceeds from the sale of commercial paper issued by the Company to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

AFC also uses proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 - 90 days. At June 30, 1998 AFC had sold $144.0 million ($124.0 million at December 31, 1997) of receivables on a revolving basis to a third party purchaser. Under an agreement, the purchaser agrees to purchase up to $225.0 million of receivables on a revolving basis. Proceeds from the sale of the receivables are used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable, accounts payable and notes payable balances at June 30, 1998 compared to December 31, 1997 were due to increased sales activity by Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

Effective May 8, 1998 AFC executed an Administration Agreement with ADT Automotive, Inc. (ADT) which has led to an arrangement whereby AFC will provide floorplan financing services at 26 ADT auctions. AFC expects that these new office locations will be opened during the last half of 1998. Start-up costs are not expected to be material.

In May 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) pursuant to Rule 415 under the Securities Act of 1933 with respect to 3.0 million original issue shares of Common Stock. The registration statement was declared effective by the SEC on May 18, 1998. The Company expects to sell the registered Common Stock from time to time as warranted by market conditions and the Company's capital requirements. The offer and sale of such shares shall be made only by means of a prospectus.

ADESA acquired the assets of Greater Lansing Auto Auction in Lansing, Michigan and I-55 Auto Auction in St. Louis, Missouri on April 30, 1998, and Ark-La-Tex Auto Auction in Shreveport, Louisiana on May 27, 1998 for a combined purchase price of $23.8 million. The Company used internally generated funds and issued commercial paper to acquire these assets.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the six months ended June 30, 1998 totaled $33.0 million ($35.8 million in 1997). Expenditures for 1998 included $17.2 million for Electric Operations, $7.1 million for Water Services and $8.7 million for Automotive Services. Internally generated funds were the primary source for funding these expenditures.


YEAR 2000. The Year 2000 issue relates to computer systems that recognize the year in a date field using only the last two digits. Unless corrected, the Year 2000 may be interpreted as 1900 causing errors or shutdowns in computer systems. In the ordinary course of business, Minnesota Power has recently replaced, or is in the process of replacing, many of its major computer systems with new systems that are represented by the vendors to be Year 2000 compliant. These updated systems handle important aspects of Minnesota Power's operations, including energy management, customer information and financial management. A project team has been coordinating a comprehensive review of the Company's software and embedded microprocessor-based systems for possible Year 2000 compliance concerns. Systems so identified are being prioritized, and remediated and tested accordingly. The review has included communications with key outside entities with which the Company interacts. Contingency plans are also being developed for certain critical business processes. The Company estimates its cost to prepare for the Year 2000 will be $6 million to $10 million over the next two years and that its systems will be substantially compliant by July 1999.

The electric industry is unique in its reliance on the integrity of the power pool grid to support and maintain reliable, efficient operations. The Company's preparation for the Year 2000 is linked to the Year 2000 compliance efforts of other utilities as well as those of major customers whose loads support the integrity of the power pool grid. Minnesota Power is coordinating its Year 2000 efforts with the plans established by the North American Electric Reliability Council under the direction of the U.S. Department of Energy and is also working with a utility industry consortium to obtain and share utility-specific Year 2000 compliance information. The main external Year 2000 risk identified by the Company's other business segments is the potential loss of electrical supply.

The Year 2000 issue may impact other entities with which the Company transacts business. The Company cannot estimate or predict the potential adverse consequences, if any, that could result from such entities' failure to address this issue.


NEW ACCOUNTING STANDARD. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. SFAS 133 is not expected to have a material impact on the Company upon adoption.

PART II.   OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Shareholders on May 12, 1998.

(b)  Not applicable.

(c) The election of directors, the appointment of independent accountants, and the amendment of the Company's Articles of Incorporation to change the Company's legal name to Minnesota Power, Inc. and to increase the amount of authorized Common Stock were voted on at the Annual Meeting of Shareholders.

     The results were as follows:
                                                 Votes
                                              Withheld or                Broker
     Directors                   Votes For      Against    Abstentions  Nonvotes
     ---------                   ----------   -----------  -----------  --------

     Kathleen A. Brekken         28,976,676     269,773         -           -
     Merrill K. Cragun           28,967,389     279,060         -           -
     Dennis E. Evans             28,926,282     320,167         -           -
     Peter J. Johnson            29,023,561     222,888         -           -
     George L. Mayer             28,990,439     256,010         -           -
     Paula F. McQueen            29,000,969     245,480         -           -
     Jack I. Rajala              28,992,886     253,583         -           -
     Edwin L. Russell            28,973,264     273,185         -           -
     Arend J. Sandbulte          28,970,832     275,617         -           -
     Nick Smith                  28,985,657     260,792         -           -
     Bruce W. Stender            29,012,964     233,485         -           -
     Donald C. Wegmiller         28,965,912     280,537         -           -


     Independent Accountants
     -----------------------

     Price Waterhouse LLP, now
       PricewaterhouseCoopers
       LLP                       28,750,558     190,903     304,988         -


     Amendment of Articles of
     Incorporation
     ------------------------

     Change Company legal name
       to Minnesota Power, Inc.  28,255,438     582,985     408,026         -

     Increase amount of
       authorized Common Stock   26,286,541   2,104,021     855,887         -

(d) Not applicable.

ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1997 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1997 Form 10-K.


Ref. Page 3. - Last Paragraph

As of August 1, 1998 the minimum annual revenue the Company would collect under contracts with these large power customers, assuming no electric energy use by these customers, is estimated to be $105.5, $79.4, $71.2, $67.8 and $57.4 million during the years 1998, 1999, 2000, 2001 and 2002, respectively. Based on past experiences and projected operating levels, the Company believes revenue from these large power customers will be substantially in excess of the minimum contract amounts.


Ref. Page 4. - Table - Contract Status for Minnesota Power Large Power Customers

On June 11, 1998 the MPUC approved a contract amendment which provides for the Company to continue to meet all of Hibbing Taconite Company's electric requirements through December 2008.


Ref. Page 11. - Table - National Pollutant Discharge Elimination System Permits

A renewal application permit for the Boswell Energy Center was submitted to the Minnesota Pollution Control Agency on June 27, 1997. A new permit is expected to be issued in the third quarter of 1998.


Ref. Page 13. - Regulatory Issues - Florida Public Service Commission - 1991 Rate Case Refunds

On May 22, 1998 initial briefs were filed by all parties who appealed the FPSC's January 26, 1998 order that would not require Florida Water to refund about $12.5 million, which included interest, to customers who paid more under uniform rates. Upon issuance of the June 10, 1998 opinion of the Court of Appeals with respect to Florida Water's 1995 Rate Case (see next paragraph) in which the court reversed its previous ruling that the FPSC was without authority to order uniform rates, other customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds have filed a motion requesting authority to amend their briefs. No provision for refund has been recorded. The Company is unable to predict the timing or outcome of the appeals process.


Ref. Page 13. - Regulatory Issues - Florida Public Service Commission - 1995 Rate Case

With respect to Florida Water's 1995 rate case, on June 10, 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. Parties opposed to the Court of Appeals' reversal of its previous decision regarding uniform rates have requested rehearing. The Company is unable to predict the timing or outcome of these proceedings.


Ref. Page 14. - Regulatory Issues - North Carolina Utilities Commission
Ref. Form 10-Q for the quarter ended March 31, 1998, Page 10. - Fifth Paragraph

On May 13, 1998 the NCUC issued a final order granting Heater a rate increase of $0.3 million for its water and wastewater customers. Heater had requested an annual rate increase of $1.1 million; however, the test year was adjusted for post-test year customer growth and consumption which substantially decreased the annual rate increase required. Heater does not plan to appeal this order.

Ref. Page 14-15. - Environmental Matters - University Shores and Seaboard Facilities

On May 13, 1998 the DOJ filed a motion that noted (i) the 30-day public comment period on the Consent Decree executed by Florida Water, the DOJ and the EPA as a settlement of the complaint filed in 1997 with respect to alleged violation of effluent limitations in the National Pollutant Discharge Elimination System permits occurring at the University Shores and Seaboard wastewater facilities from February 1992 through March 1994, expired on May 11, 1998 and (ii) no protests had been filed. The motion also requested entry of the Consent Decree. The Consent Decree was entered by the U.S. District Court for the Middle District of Florida on May 20, 1998.


Ref. Page 15. - Automotive Services - ADESA
Ref. Page 22. - Table - ADESA Auctions
Ref. Form 10-Q for the quarter ended March 31, 1998, Page 10. - Sixth Paragraph

ADESA acquired the assets of Greater Lansing Auto Auction in Lansing, Michigan and I-55 Auto Auction in St. Louis, Missouri on April 30, 1998, and Ark-La-Tex Auto Auction in Shreveport, Louisiana on May 27, 1998. ADESA now owns and operates 28 vehicle auction facilities. AFC has loan production offices at the Lansing and St. Louis facilities and is expected to add an office at the Shreveport facility. AFC currently has 63 loan production offices.


Ref. Page 15. - Automotive Services - Automotive Finance Corporation

Effective May 8, 1998 AFC executed an Administration Agreement with ADT Automotive, Inc. (ADT) which has lead to an arrangement whereby AFC will provide floorplan financing services at 26 ADT auctions. AFC expects that these new office locations will be opened during the last half of 1998. Start-up costs are not expected to be material.

                             ----------------------

As noted in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders held on May 12, 1998, proposals submitted by shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, (1934 Act) for inclusion in the Company's Proxy Statement and form of proxy for the 1999 Annual Meeting of Shareholders scheduled for May 11, 1999 must be received by the Secretary of the Company by no later than November 20, 1998. Pursuant to recently amended Rule 14a-4(c)(1) under the 1934 Act, after February 1, 1999, notice to the Company of a shareholder proposal submitted or to be submitted for consideration at the 1999 Annual Meeting other than pursuant to Rule 14a-8 under the 1934 Act will be considered untimely and the persons named in the proxies solicited by the Board of Directors for the 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such matter.

                             ----------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

         10 Power Purchase and Sale Agreement between the Company and Square Butte Electric Cooperative, dated as of May 29, 1998

         27    Financial Data Schedule

(b)  Reports on Form 8-K.

     Report on Form 8-K dated and filed May 15, 1998 with respect to Item 5.
      Other Events.
     Report on Form 8-K dated and filed June 3, 1998 with respect to Item 5.
      Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     Minnesota Power, Inc.
                                               --------------------------------
                                                         (Registrant)





August 7, 1998                                           D. G. Gartzke
                                               --------------------------------
                                                         D. G. Gartzke
                                                Senior Vice President - Finance
                                                  and Chief Financial Officer




August 7, 1998                                          Mark A. Schober
                                               --------------------------------
                                                        Mark A. Schober
                                                          Controller

                                  EXHIBIT INDEX


Exhibit Number

       10 Power Purchase and Sale Agreement between the Company and Square Butte Electric Cooperative, dated as of May 29, 1998

       27           Financial Data Schedule