Form 10-Q
period 1998-09-30
MINNESOTA POWER INC
filed 1998-11-06
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                       or

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



                           Common Stock, no par value,
                          36,062,521 shares outstanding
                             as of October 31, 1998

                              MINNESOTA POWER, INC.

                                      INDEX

                                                                           Page

Part I.  Financial Information

         Item 1.    Financial Statements

              Consolidated Balance Sheet -
                   September 30, 1998 and December 31, 1997                  1

              Consolidated Statement of Income -
                   Quarter Ended and Nine Months Ended
                    September 30, 1998 and 1997                              2

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 1998 and 1997             3

              Notes to Consolidated Financial Statements                     4

         Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            9

Part II. Other Information

         Item 5.   Other Information                                        15

         Item 6.   Exhibits and Reports on Form 8-K                         16

Signatures                                                                  17

                                   DEFINITIONS

           The following abbreviations or acronyms are used in the text.


  Abbreviation
  or Acronym                                    Term
----------------              -------------------------------------------------
1997 Form 10-K                Minnesota Power's Annual Report on Form 10-K for
                              the Year Ended December 31, 1997
ADESA                         ADESA Corporation
AFC                           Automotive Finance Corporation
Boswell                       Boswell Energy Center
Common Stock                  Minnesota Power, Inc.'s common stock
Company                       Minnesota Power, Inc. and its subsidiaries
DRIP                          Dividend Reinvestment and Stock Purchase Plan
ESOP                          Employee Stock Ownership Plan
FERC                          Federal Energy Regulatory Commission
Heater                        Heater Utilities, Inc.
Florida Water                 Florida Water Services Corporation
FPSC                          Florida Public Service Commission
kWh                           Kilowatthour(s)
MAPP                          Mid-Continent Area Power Pool
Minnesota Power               Minnesota Power, Inc. and its subsidiaries
MPUC                          Minnesota Public Utilities Commission
MW                            Megawatt(s)
NCUC                          North Carolina Utilities Commission
Palm Coast                    Palm Coast Holdings, Inc.
PSCW                          Public Service Commission of Wisconsin
Square Butte                  Square Butte Electric Cooperative
SWL&P                         Superior Water, Light and Power Company

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

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual
results  to  differ   materially   from  those   contained   in forward-looking
statements:
           - prevailing governmental policies and regulatory actions,  including those of the FERC, the MPUC, the FPSC, the NCUC and the PSCW, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
           - economic and geographic  factors including  political and economic risks;
           - changes in and compliance  with  environmental  and safety laws and policies;
           - weather conditions;
           - population growth rates and demographic patterns;
           - competition for retail and wholesale customers;
           - Year 2000 issues;
             - delays or changes in costs of Year 2000 compliance;
             - failure of major suppliers, customers or others with whom the
               Company does business to resolve their own Year 2000 issues on a timely basis;
           - pricing  and  transportation  of  commodities;
           - market  demand, including  structural  market  changes;
           - changes  in tax  rates or policies or in rates of inflation;
           - changes in project  costs;
           - unanticipated changes in operating expenses and capital
             expenditures;
           - capital market conditions;
           - competition  for  new energy development opportunities; and
           - legal and administrative  proceedings  (whether civil or criminal)
             and settlements that influence the business and profitability of the Company.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                 MINNESOTA POWER
                           CONSOLIDATED BALANCE SHEET
                                    Millions
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                      Unaudited       Audited
--------------------------------------------------------------------------------
ASSETS
PLANT AND INVESTMENTS
     Electric operations                               $   771.6     $  783.5
     Water services                                        321.9        322.2
     Automotive services                                   181.9        167.1
     Investments                                           264.0        252.9
                                                       ---------     --------
        Total plant and investments                      1,539.4      1,525.7
                                                       ---------     --------
CURRENT ASSETS
     Cash and cash equivalents                             116.8         41.8
     Trading securities                                    137.0        123.5
     Accounts receivable (less allowance of
      $18.2 and $12.6)                                     249.7        158.5
     Fuel, material and supplies                            23.8         25.0
     Prepayments and other                                  22.8         19.9
                                                       ---------     --------
        Total current assets                               550.1        368.7
                                                       ---------     --------
OTHER ASSETS
     Goodwill                                              171.8        158.9
     Deferred regulatory charges                            59.9         64.4
     Other                                                  50.1         54.6
                                                       ---------     --------
        Total other assets                                 281.8        277.9
                                                       ---------     --------
TOTAL ASSETS                                           $ 2,371.3     $2,172.3
--------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
     Common stock without par value, 130.0
      shares authorized;
        36.0 and 33.6 shares outstanding               $   520.4     $  416.0
     Unearned ESOP shares                                  (63.4)       (65.9)
     Net unrealized gain on securities investments           7.4          5.5
     Foreign currency translation adjustment                (5.6)        (0.8)
     Retained earnings                                     314.0        296.1
                                                       ---------     --------
        Total common stock equity                          772.8        650.9
     Cumulative preferred stock                             11.5         11.5
     Redeemable serial preferred stock                      20.0         20.0
     Company obligated mandatorily redeemable
      preferred securities of subsidiary
        MP&L Capital I which holds solely Company
        Junior Subordinated Debentures                      75.0         75.0
     Long-term debt                                        678.2        685.4
                                                       ---------     --------
        Total capitalization                             1,557.5      1,442.8
                                                       ---------     --------
CURRENT LIABILITIES
     Accounts payable                                      200.7         78.7
     Accrued taxes, interest and dividends                  66.8         67.3
     Notes payable                                          82.5        129.1
     Long-term debt due within one year                      4.4          4.7
     Other                                                  55.9         45.3
                                                       ---------     --------
        Total current liabilities                          410.3        325.1
                                                       ---------     --------
OTHER LIABILITIES
     Accumulated deferred income taxes                     152.2        151.3
     Contributions in aid of construction                  106.6        102.6
     Deferred regulatory credits                            58.0         60.7
     Other                                                  86.7         89.8
                                                       ---------     --------
        Total other liabilities                            403.5        404.4
                                                       ---------     --------
TOTAL CAPITALIZATION AND LIABILITIES                   $ 2,371.3     $2,172.3
--------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                                 MINNESOTA POWER
                        CONSOLIDATED STATEMENT OF INCOME
                  Millions Except Per Share Amounts - Unaudited


                                            QUARTER ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                          1998       1997       1998       1997
--------------------------------------------------------------------------------

OPERATING REVENUE AND INCOME
       Electric operations              $ 147.2   $  140.3     $ 422.0   $ 401.4
       Water services                      24.2       21.9        70.0      65.0
       Automotive services                 83.9       65.4       245.4     190.3
       Investments                         11.0       18.6        44.8      42.0
                                        -------   --------     -------   -------
         Total operating revenue
          and income                      266.3      246.2       782.2     698.7
                                        -------   --------     -------   -------

OPERATING EXPENSES
       Fuel and purchased power            54.6       51.7       158.1     141.7
       Operations                         155.5      141.6       468.4     418.8
       Interest expense                    15.1       15.9        50.5      49.3
                                        -------   --------     -------   -------
         Total operating expenses         225.2      209.2       677.0     609.8
                                        -------   --------     -------   -------

INCOME FROM EQUITY INVESTMENTS              3.8        3.3        11.7      10.6
                                        -------   --------     -------   -------

OPERATING INCOME                           44.9       40.3       116.9      99.5

DISTRIBUTIONS ON REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY       1.5        1.5         4.5       4.5

INCOME TAX EXPENSE                         17.6       15.6        45.3      37.0
                                        -------   --------     -------   -------

NET INCOME                                 25.8       23.2        67.1      58.0

DIVIDENDS ON PREFERRED STOCK                0.5        0.5         1.4       1.4
                                        -------   --------     -------   -------

EARNINGS AVAILABLE FOR COMMON STOCK     $  25.3   $   22.7     $  65.7   $  56.6
                                        =======   ========     =======   =======


AVERAGE SHARES OF COMMON STOCK             32.0       30.8        31.5      30.5


BASIC AND DILUTED
   EARNINGS PER SHARE OF COMMON STOCK     $0.79     $0.73        $2.08     $1.85


DIVIDENDS PER SHARE OF COMMON STOCK       $0.51     $0.51        $1.53     $1.53


--------------------------------------------------------------------------------
        The accompanying notes are an integral part of this statement.

                                 MINNESOTA POWER
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions - Unaudited

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1998          1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Net income                                       $  67.1        $ 58.0
       Income from equity investments - net of
          dividends received                              (11.2)        (10.2)
       Depreciation and amortization                       56.0          53.1
       Deferred income taxes                               (1.0)          0.9
       Deferred investment tax credits                     (1.2)         (1.4)
       Pre-tax gain on sale of property                    (0.6)         (4.4)
       Changes in operating assets and liabilities
          Trading securities                              (13.5)        (27.4)
          Notes and accounts receivable                   (91.2)        (54.9)
          Fuel, material and supplies                       1.2          (3.1)
          Accounts payable                                122.0          50.9
          Other current assets and liabilities              7.1          (1.0)
       Other - net                                          8.4           7.3
                                                        -------        ------
              Cash from operating activities              143.1          67.8
                                                        -------        ------


INVESTING ACTIVITIES
       Proceeds from sale of investments
         in securities                                     32.8          40.3
       Proceeds from sale of property                       1.4           6.4
       Additions to investments                           (32.2)        (42.9)
       Additions to plant                                 (51.3)        (47.7)
       Acquisition of subsidiaries - net of
         cash acquired                                    (23.8)            -
       Other - net                                          5.5          14.7
                                                        -------        ------
              Cash for investing activities               (67.6)        (29.2)
                                                        -------        ------


FINANCING ACTIVITIES
       Issuance of common stock                           102.8          14.9
       Issuance of long-term debt                           9.1         145.7
       Changes in notes payable - net                     (46.6)         35.2
       Reductions of long-term debt                       (16.6)       (155.6)
       Dividends on preferred and common stock            (49.2)        (47.9)
                                                        -------        ------
              Cash for financing activities                (0.5)         (7.7)
                                                        -------        ------


CHANGE IN CASH AND CASH EQUIVALENTS                        75.0          30.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           41.8          40.1
                                                        -------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 116.8        $ 71.0
                                                        =======        ======




SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for
              Interest - net of capitalized             $  55.8        $ 48.6
              Income taxes                              $  41.4        $ 20.8


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


NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                       Investments
                                                                                  --------------------
                                               Electric      Water   Automotive    Portfolio &   Real     Corporate
                               Consolidated   Operations   Services   Services     Reinsurance  Estate     Charges
-------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
September 30, 1998

Operating revenue and income     $ 266.3        $147.2      $24.2       $83.9         $ 5.5     $ 5.3       $ 0.2
Operation and other expense        191.3         103.0       15.3        64.8           1.1       3.7<F1>     3.4
Depreciation and amortization
   expense                          18.8          11.8        3.0         4.0             -         -           -
Interest expense                    15.1           5.5        2.6         2.4             -         -         4.6
Income from equity investments       3.8             -          -           -           3.8         -           -
                                 -------        ------      -----       -----         -----     -----       -----
Operating income (loss)             44.9          26.9        3.3        12.7           8.2       1.6        (7.8)
Distributions on redeemable
   preferred securities of
   subsidiary                        1.5           0.4          -           -             -         -         1.1
Income tax expense (benefit)        17.6          10.5        1.3         6.0           2.9       0.7        (3.8)
                                 -------        ------      -----       -----         -----     -----       -----
Net income (loss)                $  25.8        $ 16.0      $ 2.0       $ 6.7         $ 5.3     $ 0.9       $(5.1)
                                 =======        ======      =====       =====         =====     =====       =====


For the Quarter Ended
September 30, 1997

Operating revenue and income     $ 246.2        $140.3      $21.9       $65.4         $ 5.1     $13.4       $ 0.1
Operation and other expense        176.0         100.8       13.6        50.9           0.5       6.6<F1>     3.6
Depreciation and amortization
   expense                          17.3          11.2        2.5         3.4             -       0.1         0.1
Interest expense                    15.9           5.3        2.9         2.4             -       0.2         5.1
Income from equity investments       3.3             -          -           -           3.3         -           -
                                 -------        ------      -----       -----         -----     -----       -----
Operating income (loss)             40.3          23.0        2.9         8.7           7.9       6.5        (8.7)
Distributions on redeemable
   preferred securities of
   subsidiary                        1.5           0.4          -           -             -         -         1.1
Income tax expense (benefit)        15.6           9.0        1.0         4.5           2.8       2.9        (4.6)
                                 -------        ------      -----       -----         -----     -----       -----
Net income (loss)                $  23.2        $ 13.6      $ 1.9       $ 4.2         $ 5.1     $ 3.6       $(5.2)
                                 =======        ======      =====       =====         =====     =====       =====

-------------------------------------------------------------------------------------------------------------------

<F1> Includes $0.2 million of minority interest in 1998 ($0.9 million in 1997).

Millions

                                                                                       Investments
                                                                                 ----------------------
                                              Electric      Water   Automotive    Portfolio &     Real    Corporate
                               Consolidated  Operations   Services   Services     Reinsurance    Estate    Charges
-------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended
September 30, 1998

Operating revenue and income    $   782.2      $422.0      $ 70.0     $ 245.4       $  18.7     $26.0      $  0.1
Operation and other expense         570.5       311.0        44.7       186.8           2.7      15.5<F1>     9.8
Depreciation and amortization
   expense                           56.0        35.5         8.7        11.5             -       0.1         0.2
Interest expense                     50.5        16.6         7.7         7.2             -         -        19.0
Income from equity investments       11.7           -           -           -          11.7         -           -
                                ---------      ------      ------     -------       -------     -----       -----
Operating income (loss)             116.9        58.9         8.9        39.9          27.7      10.4       (28.9)
Distributions on redeemable
   preferred securities
   of subsidiary                      4.5         1.3           -           -             -         -         3.2
Income tax expense (benefit)         45.3        22.4         3.4        19.3          11.3       4.7       (15.8)
                                ---------      ------      ------     -------       -------     -----      ------
Net income (loss)               $    67.1      $ 35.2      $  5.5     $  20.6       $  16.4     $ 5.7      $(16.3)
                                =========      ======      ======     =======       =======     =====      ======

Total assets                    $ 2,371.3      $975.6      $391.8     $ 631.0       $ 298.1     $74.3      $  0.5
Accumulated depreciation        $   744.3      $593.0      $133.0     $  18.3             -         -           -
Accumulated amortization        $    21.1           -           -     $  19.6             -     $ 1.5           -
Construction work in progress   $    51.5      $ 16.2      $ 15.5     $  19.8             -         -           -


For the Nine Months Ended
September 30, 1997

Operating revenue and income    $   698.7      $401.4      $ 65.0     $ 190.3       $  14.3     $27.7      $    -
Operation and other expense         507.4       292.3        40.9       148.1           1.5      16.4<F1>     8.2
Depreciation and amortization
   expense                           53.1        33.6         8.9        10.3             -       0.1         0.2
Interest expense                     49.3        16.0         8.3         7.4             -       0.8        16.8
Income from equity investments       10.6           -           -           -          10.6         -           -
                                ---------      ------      ------     -------       -------     -----      ------
Operating income (loss)              99.5        59.5         6.9        24.5          23.4      10.4       (25.2)
Distributions on redeemable
   preferred securities
   of subsidiary                      4.5         1.2           -           -             -         -         3.3
Income tax expense (benefit)         37.0        22.5         2.3        12.9           8.2       4.6       (13.5)
                                ---------      ------      ------     -------       -------     -----      ------
Net income (loss)               $    58.0      $ 35.8      $  4.6     $  11.6       $  15.2     $ 5.8      $(15.0)
                                =========      ======      ======     =======       =======     =====      ======

Total assets                    $ 2,265.6      $998.4      $376.5     $ 522.5       $ 301.8     $65.8      $  0.6
Accumulated depreciation        $   700.5      $560.4      $129.6     $  10.5             -         -           -
Accumulated amortization        $    14.0           -           -     $  12.8             -     $ 1.2           -
Construction work in progress   $    35.7      $ 13.4      $ 15.1     $   7.2             -         -           -

-------------------------------------------------------------------------------------------------------------------

<F1>  Includes $1.4 million of minority interest in 1998 and in 1997.

NOTE 2.    REGULATORY MATTERS

Florida Water 1991 Rate Case Refunds. In 1995 the Florida First District Court of Appeals (Court of Appeals) reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates," all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order on January 26, 1998 that did not require refunds. Florida Water's potential refund liability at that time was about $12.5 million, which included interest, to customers who paid more under uniform rates.

In the same January 26, 1998 order, the FPSC required Florida Water to refund $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case (see "Florida Water 1995 Rate Case" below). The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Customer groups which paid more under uniform rates have appealed the FPSC's January 26, 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties on May 22, 1998. Upon issuance of the June 10, 1998 opinion of the Court of Appeals with respect to Florida Water's 1995 Rate Case (see next paragraph) in which the court reversed its previous ruling that the FPSC was without authority to order uniform rates, other customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds have filed amended briefs on September 14, 1998. No provision for refund has been recorded. The Company is unable to predict the timing or outcome of the appeals process.

Florida Water 1995 Rate Case. Florida Water requested an $18.1 million rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. In November 1996 Florida Water filed with the Court of Appeals an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In the course of the appeals process, on its own initiative the FPSC reconsidered an issue in its initial decision and, in June 1997, allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer fees. On June 10, 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. The Court of Appeals denied a rehearing request filed by parties opposed to the Court of Appeals' reversal of its previous decision regarding uniform rates. The Company is unable to predict the timing or outcome of these proceedings.

Hillsborough County Rates. In July 1997 Florida Water filed with the Hillsborough County Utilities Department a request for an annual interim revenue increase of $0.8 million and a final increase of $0.9 million from customers within Hillsborough County. Interim rates became effective in August 1997. Hearings have concluded. The Hillsborough Board of County Commissioners (BOCC) approved 100 percent of the increases requested for two of the Hillsborough County facilities (approximately $0.2 million). With respect to the third Hillsborough County facility, the BOCC voted on August 6, 1998 to grant the Company the water rate increase requested (additional revenue of approximately $0.1 million), but denied any wastewater rate increase
(approximately $0.6 million). The BOCC also voted to require the Company to refund interim wastewater rates to customers with interest. The Company filed a complaint and a request for review with the Circuit Court in Hillsborough County on September 28, 1998. The Company is challenging the wastewater rate denial and refund on several grounds, including mistake of fact, violation of due process, unlawful ex parte communications, and other violations of the law. No provision for refund has been recorded. The Company is unable to predict the outcome of this case.


NOTE 3.    TOTAL COMPREHENSIVE INCOME

For the quarter ended September 30, 1998 total comprehensive income was $25.0 million ($25.3 million for the quarter ended September 30, 1997). For the nine months ended September 30, 1998 total comprehensive income was $64.2 million ($60.7 million for the nine months ended September 30, 1997). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation adjustments.


NOTE 4.    INCOME TAX EXPENSE

                                         Quarter Ended        Nine Months Ended
                                         September 30,           September 30,
                                         1998      1997          1998     1997
--------------------------------------------------------------------------------
Millions

     Current tax
         Federal                       $ 14.7    $ 13.0        $ 35.1    $29.2
         Foreign                          1.2       1.2           3.8      2.6
         State                            3.7       2.4           8.6      5.7
                                       ------    ------        ------    -----
                                         19.6      16.6          47.5     37.5
                                       ------    ------        ------    -----
     Deferred tax
         Federal                         (0.7)     (0.1)          0.5      1.9
         State                           (0.7)     (0.4)         (1.5)    (1.0)
                                       ------    ------        ------    -----
                                         (1.4)     (0.5)         (1.0)     0.9
                                       ------    ------        ------    -----

     Deferred tax credits                (0.6)     (0.5)         (1.2)    (1.4)
                                       ------    ------        ------    -----

          Total income tax expense     $ 17.6    $ 15.6        $ 45.3    $37.0
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

Under the 1998 Agreement, the Company is obligated to pay its pro rata share of Square Butte's costs based upon Unit output entitlement. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. The Company's obligation under the 1977 agreement was absolute and unconditional whether or not any power was delivered. Square Butte's fixed costs consist primarily of debt service. At September 30, 1998 Square Butte had total debt outstanding of $343.4 million. Total annual debt service for Square Butte is expected to be approximately $36 million in 1999 through 2002 and $23 million in 2003. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota
Power, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expenses for ratemaking purposes by both the MPUC and FERC.


NOTE 7.    COMMON STOCK

On September 24, 1998 the Company issued and sold in an underwritten public offering 2.0 million shares of new common stock at $43.75 per share. In addition, an over-allotment option for 93,000 shares at $43.75 per share was exercised by the underwriters on October 9, 1998. Total net proceeds were approximately $89 million.

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

CONSOLIDATED OVERVIEW

Earnings per share of common stock were $0.79 for the quarter ended September 30, 1998 ($0.73 for the quarter ended September 30, 1997) and $2.08 for the nine months ended September 30, 1998 ($1.85 for the nine months ended September 30, 1997).

                                         Quarter Ended        Nine Months Ended
                                         September 30,           September 30,
                                        1998      1997        1998       1997
--------------------------------------------------------------------------------
                                                       Millions
       Net Income
          Electric Operations          $ 16.0    $ 13.6      $ 35.2     $ 35.8
          Water Services                  2.0       1.9         5.5        4.6
          Automotive Services             6.7       4.2        20.6       11.6
          Investments                     6.2       8.7        22.1       21.0
          Corporate Charges              (5.1)     (5.2)      (16.3)     (15.0)
                                       ------    ------      ------     ------
                                       $ 25.8    $ 23.2      $ 67.1     $ 58.0
                                       ======    ======      ======     ======

--------------------------------------------------------------------------------

       Basic and Diluted
          Earnings Per Share of
            Common Stock               $ 0.79     $0.73       $2.08      $1.85

       Average Shares of Common
         Stock - Millions                32.0      30.8        31.5       30.5

--------------------------------------------------------------------------------

The  following  summarizes  significant  events that led to the 11.2 percent and
15.7 percent increase in net income (8.2 percent and 12.4 percent increase in earnings per share) for the quarter and nine months ended September 30, 1998, respectively.

   - Electric Operations. Net income from Electric Operations reflected strong sales to other power suppliers and marketers at higher margins during the quarter and nine months ended September 30, 1998. The scheduled maintenance on generation plants in the second quarter positioned the Company to meet anticipated strong electric demand during the rest of 1998. In 1997 the Company recorded gains from the sale of certain land and other property.

   - Water Services. Net income from Water Services was higher in 1998 due primarily to customer growth, increased consumption and operating efficiencies. Increased sales of water resulting from drought conditions in Florida during the second and third quarters of 1998 helped to offset lower sales in the first quarter of 1998 because of record rainfall.

   - Automotive   Services.   The  significant  increase  in  net  income  from
     Automotive Services was driven by more vehicle sales, and the expansion and maturing of recently opened loan production offices in the floorplan financing business. The Company has added three new auction facilities and 30 loan production offices in 1998.

   - Investments. The increase in net income from Investments for the nine months ended September 30, 1998 was attributable to dividend income received from a venture capital investment. Net income from real estate operations was lower in the third quarter of 1998 because several large bulk land sales were recorded in the third quarter of 1997.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997.

ELECTRIC OPERATIONS. Operating revenue and income from Electric Operations were $6.9 million higher in 1998, even though kilowatthour sales remained at similar levels. This increase was primarily attributable to a higher average sales price for bulk power sold to other power suppliers and marketers, and more revenue from fuel clause and conservation improvement program adjustments. Bulk sale prices were higher partially because of storms and hot weather in the Midwest. Revenue related to the fuel clause adjustment increased in 1998 to provide for the recovery of the cost of replacement power needed during scheduled outages at Square Butte and Boswell in the second quarter of 1998, and also for the reduction in hydro generation due to dry winter and spring conditions. Demand revenue from large power customers was lower in 1998 as a result of successful renegotiation of contracts which extended the terms of the contracts, but in turn reduced the demand charge component. Operating revenue and income in 1998 included $1.7 million more from recovery of lost margins attributable to sales that did not occur due to implementation of state mandated conservation improvement programs and in 1997 included a $0.9 million pre-tax gain from the sale of rights to microwave frequencies in accordance with a federal mandate. Total operating expenses were $3.0 million higher in 1998 due to a $2.9 million increase in fuel and purchased power expense. Fuel expense was about $1.1 million higher because of more steam generation and purchased power expense increased $1.8 million because of higher prices in the market.

Revenue from electric sales to taconite customers accounted for 30 percent of electric operating revenue and income in 1998 (29 percent in 1997). Electric sales to paper and pulp mills accounted for 11 percent of electric operating revenue and income in both 1998 and 1997. Sales to other power suppliers and marketers accounted for 18 percent of electric operating revenue and income in 1998 and 15 percent in 1997.

WATER SERVICES. Operating revenue and income from Water Services were $2.3 million higher in 1998 due to increased water sales and more revenue from non-regulated water subsidiaries. Consumption, which was up 25 percent in 1998, reflected a September 1997 acquisition of a water utility in North Carolina and drought conditions in Florida. Total operating expenses were $1.9 million higher in 1998 due to additional costs related to the expansion of non-regulated water subsidiaries.

AUTOMOTIVE SERVICES. Operating revenue and income from Automotive Services were $18.5 million higher in 1998 due to a 14 percent increase in vehicle sales, and the expansion and maturing of AFC's floorplan financing business. At ADESA auction facilities 232,000 vehicles were sold in 1998 (203,000 in 1997). ADESA had 28 auction facilities at September 30, 1998 (24 at September 30, 1997). AFC had 84 loan production offices at September 30, 1998 (54 at September 30, 1997). Total operating expenses were up $14.5 million due to expenses associated with increased vehicle sales and the expansion of the floorplan financing business.

INVESTMENTS.

   - SECURITIES PORTFOLIO AND REINSURANCE. Operating revenue and income were $0.4 million higher in 1998 due to improved performance by the securities portfolio. Income from equity investments included $3.9 million in 1998 ($3.3 million in 1997) from the Company's investment in Capital Re. Together, the Company's securities portfolio and its equity investment in Capital Re earned an annualized after-tax return of 7.7 percent in 1998 (7.1 percent in 1997).

   - REAL ESTATE OPERATIONS. Operating revenue and income from Real Estate Operations were $8.1 million lower in 1998 because in 1997 several large bulk land sales were recorded. Total operating expenses (excluding minority interest) were $2.5 million lower in 1998 because more selling expenses were incurred in 1997.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

ELECTRIC OPERATIONS. Operating revenue and income from Electric Operations were $20.6 million higher in 1998, even though kilowatthour sales remained at similar levels. This increase primarily was attributable to a higher average sales price for bulk power sold to other power suppliers and marketers, and more revenue from fuel clause and conservation improvement program adjustments. Bulk sale prices were higher partially because of storms and hot weather in the Midwest. Revenue related to the fuel clause adjustment increased in 1998 to provide for the recovery of the cost of replacement power needed during scheduled outages at Square Butte and Boswell in the second quarter of 1998, and also for the reduction in hydro generation due to dry winter and spring conditions. Demand revenue from large power customers was lower in 1998 as a result of successful renegotiation of contracts which extended the term, but in turn reduced the demand charge component. Revenue from residential and gas customers was lower in 1998 because of the unusually mild winter and warm spring. Operating revenue and income in 1997 included $4.3 million in pre-tax gains from the sale of rights to microwave frequencies in accordance with a federal mandate and the sale of property along the St. Louis River to ensure the preservation of wilderness lands. Total operating expenses were $21.2 million higher in 1998 due to a $16.4 million increase in fuel and purchased power expense and a $4.2 million increase in operations expense. Fuel expense was about $2.9 million higher because of more steam generation. Purchased power expense increased $13.5 million because of higher prices in the market, more sales to other power suppliers, and less hydro generation. Operations expense in 1998 reflected increased costs for scheduled outages at Boswell, consulting services and the amortization of deferred charges related to conservation improvement programs. Expenses in 1998 also reflected a reduction in employee pension and early retirement expenses, and less property taxes due to the reform of the Minnesota property tax system.

Revenue from electric sales to taconite customers accounted for 31 percent of electric operating revenue and income in both 1998 and 1997. Electric sales to paper and pulp mills accounted for 11 percent of electric operating revenue and income in 1998 (12 percent in 1997). Sales to other power suppliers and marketers accounted for 16 percent of electric operating revenue and income in 1998 (12 percent in 1997).

WATER SERVICES. Operating revenue and income from Water Services were $5.0 million higher in 1998 due to increased water sales and more revenue from non-regulated water subsidiaries. Consumption, which was up 11 percent in 1998, reflected a September 1997 acquisition of a water utility in North Carolina. Increased sales of water resulting from drought conditions in Florida during the second and third quarters of 1998 helped to offset lower sales in the first quarter of 1998 because of record rainfall. Total operating expenses were $3.0 million higher in 1998 because of additional costs related to the expansion of non-regulated water subsidiaries.

AUTOMOTIVE SERVICES. Operating revenue and income from Automotive Services were $55.1 million higher in 1998 due to a 15 percent increase in vehicle sales, and the expansion and maturing of AFC's floorplan financing business. At ADESA auction facilities 682,000 vehicles were sold in 1998 (594,000 in 1997). ADESA had 28 auction facilities at September 30, 1998 (24 at September 30, 1997). AFC had 84 loan production offices at September 30, 1998 (54 at September 30, 1997). In 1997 operating revenue and income included a gain from the sale of an auction facility. Total operating expenses were up $39.7 million due to expenses associated with increased vehicle sales and the expansion of the floorplan financing business. Income tax expense was $6.4 million higher in 1998 because of increased operating income.

INVESTMENTS.

   - SECURITIES PORTFOLIO AND REINSURANCE. Operating revenue and income were $4.4 million higher in 1998 due to $3.9 million of dividend income received from a venture capital investment. Income from equity investments included $11.9 million in 1998 ($10.6 million in 1997) from the Company's investment in Capital Re. Together, the Company's securities portfolio and its equity investment in Capital Re earned an annualized after-tax return of 7.4 percent in 1998 (8.1 percent in 1997). Income tax expense was $3.1 million higher in 1998 because of increased operating income.

   - REAL ESTATE OPERATIONS. Operating revenue and income from Real Estate Operations were $1.7 million lower in 1998 because in September 1997 several large bulk land sales were recorded. Operating revenue and income in 1998 reflected four large sales at Palm Coast and the sale of a partnership interest in a development at Lehigh. Combined, the five sales contributed $11.5 million to revenue in 1998. Total operating expenses (excluding minority interest) were $1.7 million lower in 1998.


LIQUIDITY AND FINANCIAL POSITION

CASH FLOW ACTIVITIES. Cash flow from operations improved during the nine months ended September 30, 1998 due to the continued focus on the management of working capital throughout the Company. Cash from operating activities was also affected by a number of factors representative of normal operations.

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

AFC also uses proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 - 45 days. At September 30, 1998 AFC had sold $149.0 million ($124.0 million at December 31,
1997) of receivables on a revolving basis to a third party purchaser. Under an agreement, the purchaser agrees to purchase up to $225.0 million of receivables on a revolving basis. Proceeds from the sale of the receivables are used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable, accounts payable and notes payable balances at September 30, 1998 compared to December 31, 1997 were due to increased sales activity by Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

Effective May 8, 1998 AFC executed an Administration Agreement with ADT Automotive, Inc. (ADT) which has led to an arrangement whereby AFC is providing floorplan financing services at 26 ADT auctions.

In May 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) pursuant to Rule 415 under the Securities Act of 1933 with respect to 3.0 million original issue shares of Common Stock. On September 24, 1998 the Company issued and sold in an underwritten public offering 2.0 million of these shares at $43.75 per share. In addition, an over-allotment option for 93,000 shares at $43.75 per share was exercised by the underwriters on October 9, 1998. Total net proceeds of approximately $89 million will be used to repay outstanding commercial paper, to fund acquisitions and for other general corporate purposes, including capital expenditures. Net proceeds not immediately used for the above purposes will be invested in the Company's securities portfolio. The Company may sell the remaining shares registered in May 1998 if warranted by market conditions and the Company's capital requirements. The offer and sale of such shares shall be made only by means of a prospectus. The increase in the number of shares of Common Stock outstanding as of September 30, 1998 had an immaterial impact on earnings per share for the 1998 periods.

ADESA acquired the assets of Greater Lansing Auto Auction in Lansing, Michigan and I-55 Auto Auction in St. Louis, Missouri on April 30, 1998, and Ark-La-Tex Auto Auction in Shreveport, Louisiana on May 27, 1998 for a combined purchase price of $23.8 million. The Company used internally generated funds and issued commercial paper to acquire these assets.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the nine months ended September 30, 1998 totaled $51.3 million ($47.7 million in 1997). Expenditures for 1998 included $24.6 million for Electric Operations, $10.4 million for Water Services and $16.3 million for Automotive Services. Internally generated funds were the primary source for funding these expenditures. Total capital expenditures are expected to be $90 million for 1998.

YEAR 2000. The Year 2000 issue relates to computer systems that recognize the year in a date field using only the last two digits. Unless corrected, the Year 2000 may be interpreted as 1900, causing errors or shutdowns in computer systems which may, in turn, disrupt operations.

State of Readiness. The Company has been addressing the Year 2000 issue for five years. In the ordinary course of business, it has replaced, or is in the process of replacing, many of its major computer systems with new systems that have been designed to be Year 2000 compliant. These updated systems handle critical aspects of the Company's operations, including energy management and generation control for Electric Operations, and customer information and financial management Company-wide.

Each of the business segments has its own Year 2000 plan, which has been reviewed and is being monitored by a corporate-level Year 2000 Risk Assessment Team. The Company's plan for Year 2000 readiness involves four phases:
inventory, evaluation, remediation and contingency planning. Testing is an ongoing and integral part of the evaluation, remediation and contingency planning phases.

  - Inventory. Each business segment has performed an extensive inventory of its information technology systems and other systems that use embedded microprocessors (collectively, "Systems"). The business processes supported by each System have been prioritized based on the degree of impact business operations would encounter if the System were disrupted.

    The inventory phase also includes identifying third parties with whom the Company has material relationships. The degree to which each business segment depends on third party support varies. Water Services, Automotive Services and Real Estate Operations have identified minimal risk in most areas. Where a third party is critical to a business process, efforts to obtain Year 2000 compliance information to identify the degree of risk exposure the business may encounter have been initiated. Electric Operations is working with its large power customers to share Year 2000 information and determine their readiness. In addition, Electric Operations is working with its fuel and transportation providers in an effort to ensure adequate supplies of fuel.

    The electric industry is unique in its reliance on the integrity of the power pool grid to support and maintain reliable, efficient operations. Preparation for the Year 2000 by Electric Operations is linked to the Year 2000 compliance efforts of other utilities as well as to those of its major customers whose loads support the integrity of the power pool grid. Electric Operations is coordinating its Year 2000 efforts with the plans established by the North American Electric Reliability Council under the direction of the U.S. Department of Energy and is also working with the MAPP Year 2000
    Task Force and  a  utility industry consortium  to   obtain   and  share
    utility-specific Year 2000 compliance information.

    The internal inventory phase was substantially completed in June 1998. Regular contact with third parties with whom the Company has material relationships will continue throughout 1999.

  - Evaluation. This phase involves computer program code review and testing, vendor contacts, System testing, and fully-integrated System testing where practical. The objective of this phase is to develop and update the remediation plan. Some Systems, upon inspection, are determined to be non-compliant and are immediately placed on the remediation schedule. Some Systems require testing to determine compliance status. The evaluation phase is expected to be substantially completed by June 30, 1999. The Company estimates that as of November 6, 1998 the evaluation phase is approximately 45 percent complete.

  - Remediation. In this phase each System is either fixed, replaced or removed. Critical Systems fixed or replaced will be tested again for Year 2000 compliance. Remediation is expected to be substantially complete by June 30, 1999. The Company estimates that as of November 6, 1998 the remediation phase is approximately 15 percent complete.

  - Contingency  Planning.   Each  business  segment  is  currently  developing
    contingency plans designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. Plans under development include establishment of internal communications and securing adequate onsite supplies of critical materials. Contingency plans also will be tested. Contingency plans are expected to be developed by June 30, 1999.

Costs. In the ordinary course of business over the last five years, the Company has replaced major business and operating computer systems. These systems should require minimal remediation efforts because of their recent implementation. Formal Year 2000 readiness plans were established in March 1998. Since that time, the Company has incurred approximately $0.6 million in expenses primarily for labor associated with inventory, evaluation and remediation efforts. The Company estimates its cost to prepare for the Year 2000 will be $6 million to $10 million over the next two years, the majority of which will be incurred in 1999. Funds to address Year 2000 issues have been provided for in the Company's existing budgets. Most of these costs will be incurred for existing personnel assigned to Year 2000 projects or capitalized. To date no critical projects have been deferred because of Year 2000 issues. The Company does not anticipate that its costs associated with Year 2000 readiness will materially impact the Company's earnings in any year.

Risks. Based upon information to date, the Company believes that, in the most reasonably likely worst-case scenario, Year 2000 issues could result in abnormal operating conditions, such as short-term interruption of generation, transmission and distribution functions within Electric Operations, as well as Company-wide loss of system monitoring and control functions, and loss of voice communications. These conditions, along with power outages due to possible instability of the regional electric transmission grid, could result in temporary interruption of service to customers. The Company does not believe the overall impact of this scenario will have a material impact on its financial condition or operations.

                           --------------------------

Readers are cautioned that forward-looking statements including those contained above, should be read in conjunction with the Company's disclosures under the heading: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" located in the preface of this Form 10-Q.


NEW ACCOUNTING STANDARD. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item. SFAS 133 is not expected to have a material impact on the Company upon adoption.

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1997 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1997 Form 10-K.


Ref. Page 2. - Electric Sales - Last Partial Paragraph

The record level of steel imports into the United States is adversely affecting the domestic steel industry. If the trend continues, lower demand for steel produced in the United States will likely have an adverse effect on the taconite producers and the economy as a whole in northern Minnesota. Representatives of the United States steel industry have asserted that the imports are unfair and illegal, and have filed anti-dumping trade suits with the U.S. Department of Commerce. The Company is unable to predict the eventual impact of this issue on the Company's Electric Operations.


Ref. Page 3. - Large Power Customer Contracts - Last Paragraph
Ref. Form 10-Q for the quarter ended June 30, 1998, Page 15. - First Paragraph

As of November 1, 1998 the minimum annual revenue the Company would collect under contracts with these large power customers, assuming no electric energy use by these customers, is estimated to be $109.2, $85.0, $71.2, $67.8 and $57.4 million during the years 1998, 1999, 2000, 2001 and 2002, respectively. Based on past experiences and projected operating levels, the Company believes revenue from these large power customers will be substantially in excess of the minimum contract amounts.

Six of the seven taconite producers in Minnesota have collective bargaining agreements with the United Steel Workers of America. These agreements expire in August 1999. The Company is unable to predict whether or not any labor disputes will arise in the course of union negotiations and, if such disputes occur, the impact thereof on the Company's Electric Operations.


Ref. Page 11. - Table - National Pollutant Discharge Elimination System Permits Ref. Form 10-Q for the quarter ended March 31, 1998, Page 10. - Third Paragraph Ref. Form 10-Q for the quarter ended June 30, 1998, Page 15. - Fourth Paragraph

A renewal application permit for the Boswell Energy Center was submitted to the Minnesota Pollution Control Agency (MPCA) on June 27, 1997. A new permit is expected to be issued in the fourth quarter of 1998.

A renewal application permit for the Laskin Energy Center was submitted to the MPCA on March 30, 1998. The permit is expected to be issued in the fourth quarter of 1998.


Ref. Page 13. - Regulatory Issues - Florida Public Service Commission - Hillsborough County Rates

In July 1997 Florida Water filed with the Hillsborough County Utilities Department a request for an annual interim revenue increase of $0.8 million and a final increase of $0.9 million from customers within Hillsborough County. Interim rates became effective in August 1997. Hearings have concluded. The Hillsborough Board of County Commissioners (BOCC) approved 100 percent of the increases requested for two of the Hillsborough County facilities (approximately $0.2 million). With respect to the third Hillsborough County facility, the BOCC voted on August 6, 1998 to grant the Company the water rate increase requested (additional revenue of approximately $0.1 million), but denied any wastewater rate increase (approximately $0.6 million). The BOCC also voted to require the Company to refund interim wastewater rates to customers with interest. The Company filed a complaint and a request for review with the Circuit Court in Hillsborough County on September 28, 1998. The Company is challenging the wastewater rate denial and refund on several grounds, including mistake of fact, violation of due process, unlawful ex parte communications, and other violations of the law. No provision for refund has been recorded. The Company is unable to predict the outcome of this case.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

         27    Financial Data Schedule

         99 Underwriting Agreement, dated September 24, 1998, by and among the Company and the several underwriters represented by PaineWebber Incorporated, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott Inc., with respect to the issuance and sale of 2,093,000 shares of Common Stock.

(b) Reports on Form 8-K.

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




                                                      Minnesota Power, Inc.
                                                --------------------------------
                                                          (Registrant)





November 6, 1998                                          D. G. Gartzke
                                                --------------------------------
                                                          D. G. Gartzke
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer




November 6, 1998                                          Mark A. Schober
                                                --------------------------------
                                                          Mark A. Schober
                                                            Controller

                                  EXHIBIT INDEX


Exhibit Number

       27         Financial Data Schedule

       99 Underwriting Agreement, dated September 24, 1998, by and among the Company and the several underwriters represented by PaineWebber Incorporated, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott Inc., with respect to the issuance and sale of 2,093,000 shares of Common Stock.