Form 10-K405
period 1998-12-31
MINNESOTA POWER INC
filed 1999-02-09
CIK 66756

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the fiscal year ended DECEMBER 31, 1998

 / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from            to
                                    ----------     ----------

     Commission file number 1-3548

                              MINNESOTA POWER, INC.
             (Exact name of registrant as specified in its charter)

                Minnesota                            41-0418150
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                30 West Superior Street, Duluth, Minnesota 55802
           (Address of principal executive offices including zip code)

                                 (218) 722-2641
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Stock Exchange
           Title of Each Class                    on Which Registered
           -------------------                ---------------------------

     Common Stock, without par value             New York Stock Exchange

  5% Cumulative Preferred Stock, par value
             $100 per share                      American Stock Exchange

8.05% Cumulative Quarterly Income Preferred
Securities of MP&L Capital I, a subsidiary
          of Minnesota Power, Inc.               New York Stock Exchange

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

Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates on January 29, 1999 was $1,483,868,013.

As of January 29, 1999 there were 36,184,158 shares of Minnesota Power, Inc. Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

TABLE OF CONTENTS

PART I                                                                    PAGE
Item 1.    Business                                                         1
           Electric Operations                                              1
             Electric Sales                                                 2
             Purchased Power and Capacity Sales                             4
             Fuel                                                           4
             Regulatory Issues                                              5
             Competition                                                    6
             Franchises                                                     7
             Environmental Matters                                          7
           Water Services                                                  10
             Regulatory Issues                                             10
             Competition                                                   11
             Franchises                                                    11
             Environmental Matters                                         11
           Automotive Services                                             12
             Competition                                                   12
             Environmental Matters                                         12
           Investments                                                     13
             Environmental Matters                                         13
           Executive Officers of the Registrant                            14
Item 2.    Properties                                                      16
Item 3.    Legal Proceedings                                               18
Item 4.    Submission of Matters to a Vote of Security Holders             18

PART II
Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters                                   18
Item 6.    Selected Financial Data                                         19
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           21
               Consolidated Overview                                       21
               1998 Compared to 1997                                       23
               1997 Compared to 1996                                       24
               Outlook                                                     25
               Liquidity and Capital Resources                             26
               Capital Requirements                                        27
               Market Risk                                                 27
               New Accounting Standards                                    28
               Year 2000                                                   28
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk      29
Item 8.    Financial Statements and Supplementary Data                     29
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      29

PART III
Item 10.   Directors and Executive Officers of the Registrant              30
Item 11.   Executive Compensation                                          30
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                30
Item 13.   Certain Relationships and Related Transactions                  30

PART IV
Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                           30

SIGNATURES                                                                 34

CONSOLIDATED FINANCIAL STATEMENTS                                          35

minnesota power, inc.

DEFINITIONS

The following abbreviations or acronyms are used in the text.

Abbreviation or Acronym          Term
-----------------------          -----------------------------------------------
ADESA                            ADESA Corporation
AFC                              Automotive Finance Corporation
Americas' Water                  Americas' Water Services Corporation
BNI Coal                         BNI Coal, Ltd.
Boswell                          Boswell Energy Center
Capital Re                       Capital Re Corporation
CIP                              Conservation Improvement Program(s)
Common Stock                     Minnesota Power, Inc. Common Stock
Company                          Minnesota Power, Inc. and its Subsidiaries
Duluth                           City of Duluth, Minnesota
EPA                              Environmental Protection Agency
FERC                             Federal Energy Regulatory Commission
Florida Water                    Florida Water Services Corporation
FPSC                             Florida Public Service Commission
Great Rigs                       Great Rigs Incorporated
Heater                           Heater Utilities, Inc.
Hibbard                          M.L. Hibbard Station
ISI                              Instrumentation Services, Inc.
kWh                              Kilowatthour(s)
Laskin                           Laskin Energy Center
Lehigh                           Lehigh Acquisition Corporation
MAPP                             Mid-Continent Area Power Pool
MBtu                             Million British thermal units
Minnesota Power                  Minnesota Power, Inc. and its Subsidiaries
Minnkota Power                   Minnkota Power Cooperative, Inc.
MP Telecom                       Minnesota Power Telecom, Inc.
MP Water Resources               MP Water Resources Group, Inc.
MPCA                             Minnesota Pollution Control Agency
MPUC                             Minnesota Public Utilities Commission
MW                               Megawatt(s)
MWh                              Megawatthour(s)
NCUC                             North Carolina Utilities Commission
Note___                          Note___ to the consolidated financial
                                   statements in Item 14 of this Form 10-K
NPDES                            National Pollutant Discharge Elimination System
Palm Coast                       Palm Coast Holdings, Inc.
PAR                              PAR, Inc.
PCUC                             Palm Coast Utilities Corporation
PSCW                             Public Service Commission of Wisconsin
Square Butte                     Square Butte Electric Cooperative
SWL&P                            Superior Water, Light and Power Company
U.S. Maintenance and Management  U.S. Maintenance and Management Services
                                   Corporation
VCS                              Vibration Correction Services, Inc.
WPPI                             Wisconsin Public Power, Inc.

                                                           minnesota power, inc.

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

Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

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

minnesota power, inc.

PART I

ITEM 1. BUSINESS

Minnesota Power, Inc., a broadly diversified service company incorporated under the laws of the State of Minnesota in 1906, has operations in four business segments: (1) Electric Operations, which include electric and gas services, coal mining and telecommunications; (2) Water Services, which include water and wastewater services; (3) Automotive Services, which include a network of vehicle auctions, a finance company, an auto transport company and a vehicle remarketing company; and (4) Investments, which include a securities portfolio, a 21% equity investment in a financial guaranty reinsurance and specialty insurance company, intermediate-term investments and real estate operations. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment. As of December 31, 1998 the Company and its subsidiaries had approximately 7,000 employees, 2,000 of which were not full time.

Since the inception of the 1996 corporate strategic plan, the Company has pursued a course of expanding its existing business segments. Acquisitions have been and will continue to be a primary means of expansion. In 1998 Electric Operations opened an MPEX office in Minneapolis, at the site of a new electricity futures and options market, and MP Telecom completed a 300-plus mile fiber optic network that provides high volume telecommunication links to four northern Minnesota communities. Also in 1998 Water Services acquired Vibration Correction Services, Inc., a predictive and corrective maintenance company, and Automotive Services acquired three auction facilities and added 30 new loan production offices. In January 1999 Water Services acquired Palm Coast Utilities Corporation.

 Year Ended December 31                                   1998    1997     1996
--------------------------------------------------------------------------------

   Consolidated Operating Revenue - Millions           $1,039.7   $953.6  $846.9

   Percentage of Consolidated Operating Revenue
     Electric Operations
       Retail
         Industrial
           Taconite Producers                               16%      17%     20%
           Paper and Pulp Mills                              6        7       7
           Pipelines and Other Industries                    3        4       4
                                                           ---      ---     ---
             Total Industrial                               25       28      31
         Residential                                         6        7       7
         Commercial                                          6        6       7
       Sales to Other Power Suppliers and Marketers          8        7       8
       Other Revenue                                         9        9       9
                                                           ---      ---     ---
             Total Electric Operations                      54       57      62
     Water Services                                          9       10      10
     Automotive Services (a)                                32       27      22
     Investments                                             5        6       6
                                                           ---      ---     ---
                                                           100%     100%    100%
--------------------------------------------------------------------------------

(a) The Company purchased 80% of ADESA, including AFC and Great Rigs, on July 1, 1995, another 3% in January 1996 and the remaining 17% in August 1996.

For a detailed discussion of results of operations and trends, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Notes 1 and 2.

ELECTRIC OPERATIONS

Electric Operations generate, transmit, distribute and market electricity. In addition Electric Operations include coal mining, telecommunications and economic development projects within the Company's service area. Electric Operations intend to seek cost-saving alternatives and efficiencies, and expand non-regulated services.

      MINNESOTA POWER provides electricity in a 26,000 square mile electric service territory located in northeastern Minnesota. As of December 31, 1998 Minnesota Power was supplying retail electric service to 124,000 customers in 153 cities, towns and communities, and outlying rural areas. The largest city served is Duluth with a population of 85,000 based on the 1990 census. Wholesale electric service for resale is supplied to 15 municipal distribution systems, one private utility and SWL&P.

      MPEX, a division of Minnesota Power, is an expansion of the Company's inter-utility marketing group which has been a buyer and seller of capacity and energy for over 25 years in the wholesale power market. The customers of MPEX are other power suppliers and marketers in the Midwest and Canada. MPEX also contracts with its customers to provide hourly energy scheduling and power trading services.

                                                       minnesota power, inc.  1

      SUPERIOR WATER, LIGHT AND POWER COMPANY sells electricity and natural gas, and provides water service in northwestern Wisconsin. As of December 31, 1998 SWL&P served 14,000 electric customers, 11,000 natural gas customers and 10,000 water customers.

      BNI COAL owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite coal under cost-plus coal supply agreements extending to 2027. Under an agreement with Square Butte, Minnesota Power purchases approximately 71% of the output from the Square Butte unit which is capable of generating up to 455 MW. Minnkota Power has an option to extend its coal supply agreement to 2042. (See Fuel and Note 11.)

      ELECTRIC OUTLET, INC. is a retail store and catalog merchandiser that sells lifestyle-changing electric products. In 1998 the Company established alliances with three other utilities to market products with the Electric Outlet through either a catalog and/or a new Internet CyberStore.

      MINNESOTA POWER TELECOM, INC. provides high volume fiber optic and microwave communications to businesses and communities across northern Minnesota.

      UPPER MINNESOTA PROPERTIES, INC. has invested in affordable housing projects located in Electric Operations service territory. This is one of a variety of economic development projects which the Company participates in throughout the Electric Operations service territory by providing resources and expertise.

ELECTRIC SALES

The two major industries in Minnesota Power's electric service territory are taconite production, and paper and pulp mills. As deregulation of the electric utility industry approaches, the Company believes the percentage of electric revenue from sales to other power suppliers and marketers will continue to increase. The percentage of consolidated revenue from taconite producers, and paper and pulp mills is expected to decrease as other strategic initiatives add to consolidated operating revenue. (See table on page 1 that presents percentage of consolidated operating revenue.)

Approximately 80% of the ore consumed by integrated steel facilities in the Great Lakes region originates from plants within the Company's electric service territory. Taconite, an iron-bearing rock of relatively low iron content which is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 46 million tons in 1998 (47 million tons in 1997; 46 million tons in 1996). Based on the Company's research of the taconite industry, Minnesota taconite production for 1999 is anticipated to remain at or near the 1998 level. While taconite production is expected to continue at annual levels of over 40 million tons, the long-term future of this cyclical industry is less certain.

The record level of steel imports into the United States is adversely affecting the domestic steel industry. If imports continue at 1998 levels, lower demand for steel produced in the United States is likely to have an adverse affect on the taconite producers and the economy as a whole in northern Minnesota. Representatives of the United States steel industry have asserted that the imports are unfair and illegal, and have filed anti-dumping trade suits with the U.S. Department of Commerce. The Company is unable to predict the eventual impact of this issue on the Company's Electric Operations.

LARGE POWER CUSTOMER CONTRACTS. The Company has Large Power Customer contracts with five taconite producers, four paper and pulp mills, and two pipeline companies (Large Power Customers), each of which requires 10 MW or more of generating capacity. Large Power Customer contracts require the Company to have a certain amount of generating capacity available at all times. In turn each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of MW subject to a demand charge on a periodic (pool season) basis and require that a portion of their MW needs be committed on a take-or-pay basis for the entire term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs which includes a discounted demand rate and energy priced at the Company's incremental cost after serving all firm power obligations. The Company also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above the Company's cost. Incremental production service is interruptible.

Each contract continues past the contract termination date unless the required four-year advance notice of cancellation has been given. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. Large Power Customers are required to purchase their entire electric service requirements from the Company for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all

2  minnesota power, inc.

retail electric rates. Minnesota Power's key account management process provides customized energy management and electric service to large commercial and industrial customers. The process allows continuing negotiations with these customers to explore options to respond to their needs. (See Regulatory Issues
- Electric Rates.)

Six of the seven taconite producers in Minnesota have collective bargaining agreements with the United Steel Workers of America. These agreements expire in August 1999. The Company is unable to predict whether or not any labor disputes will arise in the course of negotiations and, if such disputes occur, the impact any dispute would have on the Company's Electric Operations.

      Minimum Revenue and Demand Under Contract
      As of February 1, 1999
      --------------------------------------------------------------------------

                                   Minimum                  Monthly
                               Annual Revenue              Megawatts
                               --------------              ---------
              1999              $85.0 million                 563
              2000              $71.2 million                 485
              2001              $67.8 million                 467
              2002              $57.4 million                 399
              2003              $48.9 million                 338
      --------------------------------------------------------------------------
      Based on past experience and projected operating levels, the Company believes revenue from Large Power Customers will be substantially in excess of the minimum contract amounts.

      Contract Status for Minnesota Power Large Power Customers
      As of February 1, 1999
      ----------------------------------------------------------------------------------------------------------------
                                                                                                        Earliest
      Customer                          Location                    Ownership                       Termination Date
      -----------------                 -----------------------     ---------------------------     ------------------
      Eveleth Mines LLC                 Eveleth, MN                 45% Rouge Steel Co.             October 31, 2008
                                                                    40% AK Steel Co.
                                                                    15% Stelco Inc.

      Hibbing Taconite Co.              Hibbing, MN                 70.3% Bethlehem Steel Corp.     December 31, 2008
                                                                    15% Cleveland-Cliffs Inc.
                                                                    14.7% Stelco Inc.

      Ispat Inland Mining               Virginia, MN                Ispat Inland Steel Company      December 31, 2007
        Company

      USX Corporation                   Mt. Iron, MN                USX Corporation                 December 31, 2007

      National Steel Pellet Co.         Keewatin, MN                National Steel Corp.            October 31, 2004

      Blandin Paper Co.                 Grand Rapids, MN            UPM-Kymmene Corporation         April 30, 2004

      Boise Cascade Corp.               International Falls, MN     Boise Cascade Corp.             December 31, 2002


      Lake Superior Paper               Duluth, MN                  Consolidated Papers, Inc.       July 31, 2008
       Industries and Superior
       Recycled Fiber Industries

      Potlatch Corp.                    Cloquet, MN                 Potlatch Corp.                  December 31, 2002
                                        Brainerd, MN

      Lakehead Pipe Line                Deer River, MN              Lakehead Pipe Line              May 31, 2001
        Co. L.P.                        Floodwood, MN               Partners, L.P.

      Minnesota Pipeline                Staples, MN                 60% Koch Pipeline Co. L.P.      September 30, 2002
        Company                         Little Falls, MN            40% Marathon Ashland
                                        Park Rapids, MN             Petroleum LLC
      ----------------------------------------------------------------------------------------------------------------

                                                       minnesota power, inc.  3

PURCHASED POWER AND CAPACITY SALES

The Company currently does not buy or sell power on the speculation that prices will rise or fall. A purchase or sale is generally made to balance the supply or demand, thereby capping the cost of power or fixing a margin. The Company's contract provisions, operational flexibility, credit policy and procedures for purchasing power to cap cost or fix margins are designed to minimize the Company's risk and exposure in a market with volatile prices.

PURCHASED POWER. Minnesota Power has contracts to purchase capacity and energy from various entities. In addition to the contracts listed below, the Company has entered into various smaller purchased power contracts for the purposes of meeting its capacity needs or marketing power.

      Status of Minnesota Power Purchased Power Contracts
      --------------------------------------------------------------------------

      Entity                  Contract MW   Contract Period
      ------                  -----------   ---------------

      Participation Power
        Purchases (a)
      -------------------
        Square Butte (b)         322       May 29, 1998 to January 1, 2027
        LTV Steel                210       May 1, 1995 through April 30, 2000
        Silver Bay Power          78       November 1, 1995 through
                                             October 31, 2000
      --------------------------------------------------------------------------
      (a) Participation power purchase contracts require the Company to pay the demand charges for generating capacity under contract and an energy charge for each MWh purchased. The selling entity is obligated to provide energy as scheduled by the Company from the generating unit specified in the contract as energy is available from that unit.
      (b) Under an agreement extending to 2027 with Square Butte, Minnesota Power is currently entitled to approximately 71% of the output of a 455-megawatt coal-fired generating unit located near Center, North Dakota. (See Note 11.)

CAPACITY SALES. Minnesota Power has contracts to sell capacity to nonaffiliated utility companies. In addition to the contracts listed below, the Company has entered into various smaller capacity sales contracts for the purposes of selling surplus capacity or marketing power.

      Status of Minnesota Power Capacity Sales Contracts
      --------------------------------------------------------------------------
      Utility                     Contract MW   Contract Period
      -------                     -----------   ---------------

      Participation Power
       Sales (a)
      -------------------
       Interstate Power Company,
          a subsidiary of Alliant
          Energy Corporation         55         May 1 through October 31 of each
                                                 year from 1994 through 2000
                                     35         November 1, 1998 through
                                                 April 30, 1999
                                     50         November 1, 1999 through
                                                 April 30, 2000

      Firm Power Sales (b)
      --------------------
       Wisconsin Power and Light
        Company, a subsidiary of
        Alliant Energy
        Corporation                  75         January 1, 1998 through
                                                 December  31,  2007
       Northern States Power
        Company                     150         May 1 through October 31 of each
                                                 year from 1997 through 2000
      --------------------------------------------------------------------------
      (a) Participation power sales contracts require the purchasing utility to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The Company is obligated to provide energy as scheduled by the purchasing utility from the generating unit specified in the contract as energy is available from that unit.
      (b) Firm power sales contracts require the purchasing utility to pay the demand charges for MW under contract and an energy charge for each MWh purchased. The Company is obligated to provide energy as scheduled by the purchasing utility.

FUEL

The Company purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana and Wyoming. Coal consumption for electric generation at the Company's Minnesota coal-fired generating stations in 1998 was about 4.2 million tons. As of December 31, 1998 the Company had a coal inventory of about 437,000 tons. The Company has three coal supply agreements in place with Montana suppliers. Under these agreements the Company has the tonnage flexibility to procure 70% to 100% of its total coal requirements. The Company will obtain coal in 1999 under these agreements and the spot market. This mix of coal supply options allows the Company to reduce market risk and to take advantage of favorable spot market prices. The Company is exploring future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

4  minnesota power, inc.

Burlington Northern Santa Fe Railroad transports the coal by unit train from Montana or Wyoming to the Company's generating stations. The Company and Burlington Northern Santa Fe Railroad have two long-term coal freight-rate contracts. One contract provides for coal deliveries through 2003 to Boswell. The other contract provides for coal deliveries through 2002 to Laskin via a Duluth Missabe & Iron Range Railway interchange.

      Coal Delivered to Minnesota Power
      Year Ended December 31                    1998        1997         1996
      --------------------------------------------------------------------------
        Average Price Per Ton                  $20.37      $20.26       $19.30
        Average Price Per MBtu                  $1.12       $1.11        $1.06
      --------------------------------------------------------------------------

The Square Butte generating unit operated by Minnkota Power burns North Dakota lignite supplied by BNI Coal, a wholly owned subsidiary of the Company, pursuant to the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 1998 was approximately 72 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit. Under an agreement, the Company is obligated to pay its pro rata share of Square Butte's costs. These costs include the price of lignite purchased under a cost-plus contract from BNI Coal. (See Item 2 Properties and Note 11.) BNI Coal has experienced no difficulty in supplying all of Square Butte's lignite requirements.

REGULATORY ISSUES

The Company and its subsidiaries are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility operations.

The Company and its subsidiaries are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Electric Operations service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 36%, 4% and 4%, respectively, of the Company's 1998 consolidated operating revenue.

ELECTRIC RATES. The Company has historically designed its electric service rates based on cost of service studies under which allocations are made to the various classes of customers. Nearly all retail sales include billing adjustment clauses which adjust electric service rates for changes in the cost of fuel and purchased energy, and recovery of current and deferred CIP expenditures.

The demand charge component of the Company's large power rate schedules is designed to recover the fixed costs of providing capacity to Large Power Customers, including a return on common equity. A Large Power Customer's monthly demand charge obligation in any particular month is determined based upon the firm demand amount. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the regulatory process governing all retail electric rates. Contracts with ten of the eleven Large Power Customers provide for deferral without interest of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage. (See Electric Sales - Large Power Customer Contracts.)

The Company also has contracts with large industrial and commercial customers who have monthly demands of more than 2 MW but less than 10 MW of capacity (Large Light and Power Customers). The terms of these contracts vary depending upon the customer's demand for power and the cost of extending the Company's facilities to provide electric service. Generally, the contracts for less than 3 MW have one-year terms and the contracts ranging from 3 to 10 MW have initial five-year terms. The Company's rate schedule for Large Light and Power Customers is designed to minimize fluctuations in revenue and to recover a significant portion of the fixed costs of providing service to such customers.

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

FEDERAL ENERGY REGULATORY COMMISSION. The FERC has jurisdiction over the Company's wholesale electric service resale customers and transmission service (wheeling) customers.

The Company has long-term contracts with 15 Minnesota municipalities receiving resale service. Two contracts are for service through 2002 and 2004, while the other 13 are for service through at least 2007. The contracts limit rate increases minnesota power, inc.  5

(including fuel costs) to about 2% per year on a cumulative basis. In 1998 the 15 municipal customers purchased 642,960 MWh from the Company.

A contract between Minnesota Power and SWL&P provides for SWL&P to purchase its power from the Company through at least 2010 and limits rate increases (including fuel costs) to about 2% per year on a cumulative basis. SWL&P purchased 568,471 MWh from the Company in 1998.

The Company also has a contract through 2004 to supply electricity to Dahlberg Light and Power Company (Dahlberg), a private utility. Dahlberg purchased 87,870 MWh from the Company in 1998.

The Company's hydroelectric facilities, which are located in Minnesota, are licensed by the FERC. (See Environmental Matters - Water.)

On December 21, 1998 the Company filed a complaint with the FERC against Northern States Power Company (NSP) claiming that (i) when NSP recently refused to support an Independent System Operator (ISO) and regional transmission tariff proposal advanced by members of the Mid-Continent Area Power Pool (MAPP), NSP breached an agreement with Minnesota Power to work cooperatively for the purpose of forming a regional ISO and (ii) a separate NSP transmission tariff is not just and reasonable for further development of a competitive regional energy market in the Midwest. Instead of the MAPP ISO, NSP favors spinning off its transmission assets to its shareholders, to be owned and operated as an independent transmission company (ITC) which would file its own tariffs and would also lease and operate the transmission assets of Alliant Energy Corporation, a Wisconsin based utility. Minnesota Power has asked the FERC to require NSP to honor its agreement with Minnesota Power, to order NSP to join the existing regional Midwest ISO and participate in a regional transmission tariff. NSP's Answer (in which it denies Minnesota Power's allegations and requests dismissal) and intervention motions by other entities were filed by January 20, 1999. A single, integrated regional tariff coupled with regional planning and operation of the transmission system would allow the Company and others to phase into payment of a single tariff and would provide for regional management of constraints on the bulk transmission system, thus broadening the markets in which the Company could profitably operate. The Company is unable to predict how or when the FERC will act on the complaint.

The MAPP ISO was voted down by MAPP membership. It would have served as an independent entity to oversee the movement of bulk power over the regional transmission line grid and to maintain fair access to and reliability of electric service to users under a single regional tariff. MAPP is considering its options which include remaining unchanged, making another effort to form an ISO, or joining with another organization. (See Competition - Wholesale.)

MINNESOTA PUBLIC UTILITIES COMMISSION. The Company's retail rates are based on a 1994 MPUC retail rate order which allows for an 11.6% return on common equity dedicated to utility plant.

Minnesota requires investor owned electric utilities to spend a minimum of 1.5% of gross annual retail electric revenue on conservation improvement programs
(CIP) each year. The MPUC approved the Company's minimum spending requirement of $5.5 million for 1998 ($5.1 million for each of 1997 and 1996). In 1998 the Company spent $10.3 million on CIP ($5.8 million in 1997; $14.4 million in 1996) and expects to spend a total of $5.6 million during 1999. The MPUC allows utilities to accumulate, in a deferred account for future recovery, those CIP expenditures in excess of amounts recovered through current rates. Through billing adjustment and retail base rates approved by the MPUC, the Company collected $15.2 million in 1998 ($13.7 million in 1997; $10.8 million in 1996) for the recovery of current and deferred CIP expenditures, for carrying charges on deferred expenditures, and for the lost margins associated with power saved as a result of CIP programs. With respect to the lost margin portion of CIP expenditure recovery, the MPUC has initiated a proceeding to analyze the
recommendation   made  by  the  Minnesota   Department  of  Public  Service  to
discontinue the recovery of lost margins for CIP investments. If lost margin recovery is discontinued the Company would realize an annual revenue reduction of approximately $3.8 million per year. The MPUC intends to determine by May 1, 1999 whether recovery of lost margins will be discontinued. The Company is unable to predict the outcome of this matter.

COMPETITION

The electric utility industry continues to become more competitive at both the wholesale and retail levels, particularly in the wholesale markets. Retail deregulation of the industry is being considered at both the federal and state levels, and affects the way the Company strategically views the future. With electric rates among the lowest in the United States and with long-term wholesale and Large Power Customer retail contracts in place, Minnesota Power believes Electric Operations are well positioned to address competitive pressures.

WHOLESALE. Minnesota Power's MPEX division conducts an active wholesale power marketing business, including participation in power and energy markets within MAPP and other power pools. Minnesota Power signed a three-year agreement, effective January 1, 1998, whereby MPEX provides Manitoba Hydro with exclusive hourly power trading and energy scheduling services in the United States. Manitoba Hydro and Minnesota Power also signed a memorandum of understanding that establishes an alliance whereby the two utilities market electric energy in the Midwest, including but not limited to Wisconsin, Michigan and Illinois. The memorandum strengthens this international relationship beyond the wholesale power trading agreement. Manitoba Hydro is the fourth largest electric utility in Canada. More than a third of Manitoba Hydro's electric sales represent exports of renewable hydroelectricity to the United States and neighboring provinces in Canada.

6  minnesota power, inc.

MPEX is reviewing new strategic opportunities for its wholesale marketing operations in light of the Open Access Transmission Rules enacted by the FERC in 1996. The Company also has wholesale contracts with a number of municipal customers. (See Regulatory Issues - Federal Energy Regulatory Commission.)

In 1996 the Company completed functional unbundling of its operations under FERC Order No. 888, "Open Access Transmission Rules." This order requires public utilities to take transmission service for their own wholesale transactions under the same terms and conditions on which transmission service is provided to third parties. Also in 1996 the Company filed its "Code of Conduct" under FERC Order No. 889, "Open Access Same Time Information System and Standards of Conduct," which formalized the functional separation of generation from transmission within the organization. The transmission component of Electric Operations is organized for and conducting business under these federal regulatory requirements.

Minnesota Power is a member of MAPP. MAPP recently proposed to form an ISO which would have been responsible for planning and administering transactions on the regional transmission system. Since the proposal failed to gain the requisite vote of approval by MAPP members, MAPP has initiated a survey of its members to determine the desired future direction of MAPP. Options may include a revised ISO proposal, joining another regional transmission organization, or continuation of its role as a reserve sharing pool, regional transmission group, power and energy market, and providing coordination between member systems with the new security center. Any member who elects to withdraw from MAPP must first provide a 3-year notice of their intent to do so, under the MAPP Restated Agreement. (See Federal Energy Regulatory Commission and Item 2 Properties - Electric Operations.)

RETAIL. In 1995 the MPUC initiated an investigation into structural and regulatory issues in the electric utility industry. To make certain that delivery of electric service continues to be efficient following any restructuring, the MPUC adopted 15 principles to guide a deliberate and orderly approach to developing reasonable restructuring alternatives that ensure the fairness of a competitive market and protect the public interest. In January 1996 the MPUC established a competition working group in which company representatives have participated in addressing issues related to wholesale and retail competition. The working group issued a Wholesale Competition Report in October 1996 and a Retail Competition Report in November 1997. The MPUC has begun identifying the steps necessary to successfully implement restructuring at such time as any state restructuring legislation may be enacted.

LEGISLATION. During 1999 Congress is expected to continue debating proposed legislation which, if enacted, would promote customer choice and a more competitive electric market. The Company is actively participating in the dialogue and debate on these issues in various forums, principally to advocate fairness and parity for all power and energy competitors in any deregulated markets that may be created by new legislation. While Congress is not expected to pass legislation in 1999, the Company cannot predict the timing or substance of any future legislation which might ultimately be enacted. However, the Company will take the necessary steps to maintain its competitive position as a low-cost supplier to large industrial customers.

Legislative debate continues in both Minnesota and Wisconsin regarding the future of the electric industry. An electric Energy Task Force comprised of representatives of both houses of the Minnesota legislature continues to study a variety of issues related to industry restructuring. In Minnesota, legislation will likely be introduced to allow customers to choose their electric energy supplier but the Company does not anticipate that any such legislation will be passed in 1999. Minnesota's newly elected Governor has not yet made his position known on this issue and the legislative leadership has not indicated that electric industry restructuring will become a priority issue. The Company is also promoting property tax reform before the Minnesota legislature in order to eliminate the taxation of personal property that results in an inequitable tax burden on investor-owned electric utilities. The Wisconsin legislature is also likely to pursue electric utility industry restructuring, but reliability issues are expected to receive more legislative attention in 1999.

FRANCHISES

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 83 cities and towns located within its electric service territory. SWL&P holds franchises in 15 cities and towns within its service territory. The remaining cities and towns served do not require a franchise to operate within their boundaries.

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

AIR. CLEAN AIR ACT. The federal Clean Air Act Amendments of 1990 (Clean Air Act) require that specified fossil-fueled generating plants obtain air emission permits from the EPA (or, when delegated, from individual state and pollution control agencies), and meet new sulfur dioxide and nitrogen oxide emission standards beginning January 1, 1995 (Phase I) and that virtually all generating plants meet more strict emission standards beginning January 1, 2000 (Phase II). None of Minnesota minnesota power, inc.  7

Power's generating facilities are covered by the Phase I requirements of the Clean Air Act for sulfur dioxide. However, Phase II requirements apply to the Company's Boswell, Laskin and Hibbard plants, as well as Square Butte.

The Clean Air Act creates emission allowances for sulfur dioxide based on formulas relating to the permitted 1985 emissions rate and a baseline of average fossil fuel consumed in the years 1985, 1986 and 1987. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Minnesota Power's generating facilities in Minnesota burn mainly low-sulfur western coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. Phase II sulfur dioxide emission requirements are currently being met by all of Minnesota Power's generating facilities. Some moderate reductions in emissions may be necessary for Square Butte to meet the Phase II sulfur dioxide emission requirements. Square Butte anticipates meeting its sulfur dioxide requirements through increased use of existing scrubbers or by purchasing additional allowances. The estimated cost, at current prices, to meet sulfur dioxide requirements at Square Butte is $0.8 million to $1.1 million per year.

Pursuant to the Clean Air Act, the EPA has established nitrogen oxide limitations for Phase II generating units. To meet Phase II nitrogen oxide limitations, the Company has spent approximately $2.0 million on advanced low emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance emission limits. Nitrogen oxide limitations at Square Butte will be met by combustion tuning. The EPA decided not to promulgate nitrogen oxide limitations for the type of boilers at Hibbard.

The Company has obtained all necessary Title V air operating permits from the MPCA for applicable facilities to conduct its electric operations.

      Air Quality Emission Permits
      ---------------------------------------------------------------------

      Facility                 Effective Date               Expiration Date
      --------                 --------------               ---------------

      Boswell                  March 24, 1997               March 24, 2002
      Laskin                   May 12, 1997                 May 12, 2002
      Hibbard                  July 14, 1997                July 14, 2002
      ---------------------------------------------------------------------

CLIMATE CHALLENGE. The Company is participating in a voluntary program (Climate Challenge) with the United States Department of Energy to identify activities that the Company has taken and additional measures that the Company may undertake on a voluntary basis that will result in limitations, reductions or sequestrations of greenhouse gas emissions by the year 2000. The Company has agreed to participate in this voluntary program provided that such participation is consistent with the Company's integrated resource planning process, does not have a material adverse effect on the Company's competitive position with respect to rates and costs, and continues to be acceptable to the Company's regulators. The costs to Minnesota Power associated with Climate Challenge participation are minor, reflecting program facilitation and voluntary reporting of costs.

KYOTO PROTOCOL. On December 11, 1997 the United Nations Framework Convention on Climate Change (FCCC), Third Conference of Parties (COP) agreed upon a draft international treaty, the Kyoto Protocol (Protocol), which, if ratified, would call for reductions in greenhouse gas emissions. The United States' target is to achieve a 7% reduction below 1990 emission levels during the period 2008 through 2012. The Protocol must be ratified by the United States Senate; however, the Protocol does not currently satisfy the guidance provided in a 1997 Senate resolution. The fourth meeting of the COP signatory to the FCCC was held in Buenos Aires in November 1998, at which time a schedule targeting 2000 for completion of key treaty detail negotiations was established. The Company currently cannot predict when or if the Protocol will be ratified nor can it determine the impact such ratification would have on the Company.

WATER. The Federal Water Pollution Control Act of 1972 (FWPCA), as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, established the National Pollutant Discharge Elimination System (NPDES) permit program. The FWPCA requires NPDES permits to be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. The Company has obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct its electric operations.

8  minnesota power, inc.

      National Pollutant Discharge Elimination System Permits
      --------------------------------------------------------------------------

      Facility                     Effective Date          Expiration Date
      --------                     --------------          ---------------
      Boswell                      February 4, 1993        December 31, 1997 (a)
      Laskin                       December 22, 1993       October 31, 1998 (b)
      Hibbard                      September 29, 1994      June 30, 1999 (c)
      Arrowhead DC Terminal        June 17, 1996           March 31, 2001
      General Office Building/
       Lake Superior Plaza         January 6, 1998         December 31, 2002
      Square Butte                 July 1, 1995            June 30, 2000
      --------------------------------------------------------------------------
      (a) On June 27, 1997 a renewal application for this permit was submitted to the MPCA. A new permit is expected to be issued in the first quarter of 1999. Permits are extended by the timely filing of a renewal application which stays the expiration of the previously issued permit.
      (b) A renewal application for this permit was submitted to the MPCA on March 30, 1998. The permit is expected to be issued in the first quarter of 1999. The new permit is expected to contain a requirement for construction of a new ash disposal pond by December 30, 2000. The Company expects to spend approximately $3.3 million in 1999 and another $3.3 million in 2000 to construct the Laskin ash disposal pond.
      (c) A renewal application for this permit was submitted to the MPCA on December 16, 1998.

The Company holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 118 MW.

      FERC Licenses for Hydroelectric Projects
      --------------------------------------------------------------------------
                         Name Plate
      Facility             Rating       Effective Date     Expiration Date
      --------           ----------     --------------     ---------------
                             MW
      Blanchard             18.0        December 1, 1987   August 24, 2003 (a)
      Winton                 4.0        March 1, 1981      October 31, 2003 (b)
      Little Falls           4.7        January 1, 1994    December 31, 2023
      Prairie River          1.1        January 1, 1994    December 31, 2023
      Sylvan                 1.8        January 1, 1994    December 31, 2023
      Pillager               1.5        April 1, 1998      April 1, 2028
      St. Louis River       87.6        July 1, 1995       June 30, 2035 (c)
      --------------------------------------------------------------------------
      (a) The Company filed notice of its intent to file an application for a new license with the FERC in August 1998. In November 1998 the FERC approved the Company's September 1998 request to use alternative procedures (i.e., collaborative process) in filing the license application.
      (b) The Company filed notice of its intent to file an application for a new license with the FERC in October 1998. In May 1998 the FERC approved the Company's March 1998 request to use alternative procedures (i.e., collaborative process) in filing the license application.
      (c) In June 1996 the Company filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC. Separate petitions for review were also filed in June 1996 in the same court by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band), two intervenors in the licensing proceedings. The issues to be resolved concern the terms and conditions of the license which will govern the Company's operation and maintenance of the project. The court has consolidated the three petitions for review and suspended the briefing schedule while the Company and the Fond du Lac Band negotiate the reasonable fee for use of tribal lands as mandated by the new license. Both parties have informed the court that these negotiations may resolve other disputed issues, and they are obligated to report to the court periodically the status of these discussions. Beginning in 1996, and most recently in January 1999, the Company filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license which might conflict with the settlement discussions.

SOLID AND HAZARDOUS WASTE. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. The Company is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA.

In response to EPA Region V's request for utilities to participate in their Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl (PCB) inventories, the Company has scheduled replacement of PCB-contaminated oil from substation equipment by 2000 and the removal of PCB capacitors by 2006. The total cost is expected to be between $1.5 million and $2 million, of which $500,000 was spent through December 31, 1998.

MINING CONTROL AND RECLAMATION. BNI Coal's mining operations are governed by the Federal Surface Mining Control and Reclamation Act of 1977. This Act, together with the rules and regulations adopted thereunder by the Department of the Interior, Office of Surface Mining Reclamation and Enforcement (OSM), governs the approval or disapproval of all mining permits on federally owned land and the actions of the OSM in approving or disapproving state regulatory programs regulating mining activities. The North Dakota Reclamation of Strip Mined Lands Act and rules and regulations enacted thereunder in 1969, as subsequently amended by the North Dakota Mining and Reclamation Act and rules and regulations enacted thereunder in 1977, govern the reclamation of surface mined lands and are generally as stringent or more stringent than the federal rules and regulations. Compliance is monitored by the North Dakota Public Service Commission. The federal and state minnesota power, inc.  9
laws and regulations require a wide range of procedures including water management, topsoil and subsoil segregation, stockpiling and revegetation, and the posting of performance bonds to assure compliance. In general these laws and regulations require the reclaiming of mined lands to a level of usefulness equal to or greater than that available before active mining. The Company considers BNI Coal to be in substantial compliance with those environmental regulations currently applicable to its operations and believes all necessary permits to conduct such operations have been obtained.

WATER SERVICES

Water Services are comprised of regulated and non-regulated wholly owned subsidiaries of the Company. Water Services have been laying the groundwork for future growth in several new areas of the water business. Non-regulated subsidiaries have initiated marketing the Company's water expertise outside traditional utility boundaries.

      REGULATED SUBSIDIARIES. FLORIDA WATER, the largest investor owned water supplier in Florida, owns and operates water and wastewater treatment facilities within that state. As of December 31, 1998 Florida Water served 121,000 water customers and 54,000 wastewater treatment customers. In January 1999 Florida Water purchased Palm Coast Utility Corporation (PCUC) from a subsidiary of ITT Industries, Inc. (ITT). PCUC provides service to approximately 15,000 water and 14,000 wastewater customers in Flagler County, Florida. Rates for PCUC are regulated by Flagler County. (See
      Note 4.)

      Heater provides water and wastewater treatment services in North Carolina. As of December 31, 1998 Heater served 28,000 water customers and 2,000 wastewater treatment customers. In 1998 the Company completed its strategic exit from South Carolina with the sale of Upstate Heater Utilities.

      NON-REGULATED SUBSIDIARIES. AMERICAS' WATER SERVICES CORPORATION was incorporated in 1997. Headquartered near Chicago, Illinois, Americas' Water offers contract management, operations and maintenance services for water and wastewater treatment facilities to governments and industries.

      INSTRUMENTATION SERVICES, INC. and VIBRATION CORRECTION SERVICES, INC. provide predictive maintenance and instrumentation consulting services to water and wastewater utilities, and other industrial operations throughout the southeastern part of the United States as well as Texas and Minnesota. VCS was acquired in July 1998.

      U.S. MAINTENANCE AND MANAGEMENT SERVICES CORPORATION was incorporated in 1997 to complement ISI's operations. U.S. Maintenance and Management provides maintenance services to water and wastewater utilities and other industrial operations primarily in Florida.

REGULATORY ISSUES

FLORIDA PUBLIC SERVICE COMMISSION. 1995 RATE CASE. Florida Water requested an $18.1 million annual rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. The new rates were implemented in September 1996. In November 1996 Florida Water filed with the Florida First District Court of Appeals (Court of Appeals) an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In the course of the appeals process, the FPSC reconsidered an issue in its initial decision and, in June 1997, allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer fees. On June 10, 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. On December 15, 1998 the FPSC granted Florida Water an additional annual revenue increase of approximately $1.2 million related to several of the issues reversed by the Court of Appeals, and permitted collection of approximately $2.4 million in surcharges to reimburse Florida Water for revenue (plus interest) wrongfully denied in the FPSC's October 1996 order. Florida Water began collecting the new rates in January 1999 and expects to begin collecting the surcharges during the first quarter of 1999. The FPSC reopened the record on two remaining issues on remand from the Court of Appeals regarding the amount of investment in utility facilities recoverable in rates from current customers. A decision in the Company's favor would result in additional revenue and surcharges. A hearing with respect to the two remaining issues has not been scheduled by the FPSC. The Company is unable to predict the timing or outcome of these proceedings.

1991 RATE CASE REFUNDS. In 1995 the Court of Appeals reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates" all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order on January 26, 1998 that did not require refunds. Florida Water's potential refund liability at that time was about $12.5 million, which included interest, to customers who paid more under uniform rates.

10  minnesota power, inc.

In the same January 26, 1998 order, the FPSC required Florida Water to refund $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case (see 1995 Rate Case). The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Customer groups which paid more under uniform rates have appealed the FPSC's January 26, 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties on May 22, 1998. Upon issuance of the June 10, 1998 opinion of the Court of Appeals with respect to Florida Water's 1995 Rate Case (see 1995 Rate Case) in which the court reversed its previous ruling that the FPSC was without authority to order uniform rates, customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs on September 14, 1998. No provision for refund has been recorded. The Company is unable to predict the timing or outcome of the appeals process.

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

FRANCHISES

Florida Water provides water and wastewater treatment services in 22 counties regulated by the FPSC and holds franchises in four counties which have retained authority to regulate such operations. (See Regulatory Issues - Florida Public Service Commission.) Water and wastewater services provided by Heater are under the jurisdiction of the NCUC. The NCUC grants franchises for Heater's service territory when the rates are authorized.

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

                                                       minnesota power, inc.  11

AUTOMOTIVE SERVICES

Automotive Services include wholly owned subsidiaries operating as integral parts of the vehicle auction business: ADESA, a network of vehicle auctions; AFC, a finance company; Great Rigs, an auto transport company; and PAR, a vehicle remarketing company. The Company acquired 80% of ADESA, including AFC and Great Rigs, on July 1, 1995. The Company increased its ownership interest to 100% in 1996. Automotive Services plans to grow through increased sales at existing businesses, selective acquisitions and expanding services.

      ADESA is one of the three largest vehicle auction networks in the United States. Headquartered in Indianapolis, Indiana, ADESA owns and operates 28 vehicle auction facilities in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies.
      During 1998 ADESA acquired three new auction facilities. (See Note 4.)

      AUTOMOTIVE FINANCE CORPORATION provides inventory financing for wholesale and retail automobile dealers who purchase vehicles from ADESA auctions, independent auctions, other auction chains and other outside sources. AFC is headquartered in Indianapolis, Indiana, and has 84 loan production offices which are located at most ADESA auctions, as well as at or near other auto auctions. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC. During 1998 AFC added 30 loan production offices.

      GREAT RIGS is one of the nation's largest used automobile transport carriers with 145 automotive carriers. Headquartered in Moody, Alabama, Great Rigs offers customers pick up and delivery through 13 strategically located transportation hubs. Customers of Great Rigs include ADESA auctions, car dealerships, vehicle manufacturers, leasing companies, finance companies and other auctions. Major customers include Ford Motor Credit, GE Capital, General Motors Acceptance Corp. and Nissan.

      PAR provides customized remarketing services to various businesses with fleet operations. In 1998 PAR began expanding into the "lease-end services" market. PAR assists leasing agents and lenders in transporting, remarketing or otherwise liquidating off-lease vehicles by choosing the most cost-effective end-of-lease option.

COMPETITION

Within the automobile auction industry, ADESA's competition includes independently owned auctions as well as major chains and associations with auctions in geographic proximity. ADESA competes with other auctions for a supply of vehicles to be sold on consignment for automobile dealers, financial institutions and other sellers. ADESA also competes for a supply of rental repurchase vehicles from automobile manufacturers for auction at factory sales. Automobile manufacturers often choose between auctions across multi-state areas in distributing rental repurchase vehicles. ADESA competes for these customers by attempting to attract a large number of dealers to purchase vehicles, which ensures competitive prices and supports the volume of vehicles auctioned. ADESA also competes by providing a full range of services through its subsidiaries, including dealer inventory financing, reconditioning services which prepare vehicles for auction, transporting vehicles and the prompt processing of sales transactions. Another factor affecting the industry, the impact of which is yet to be determined, is the entrance of large used car dealerships called "superstores" that have emerged in densely populated markets.

AFC is the largest provider of dealer floorplan financing to independent automobile dealers in North America. AFC's competition includes other specialty lenders, banks and other financial institutions. AFC has distinguished itself from its competitors by convenience of payment, quality of service and scope of services offered. During the fourth quarter of 1998, AFC unveiled its Retail Alliance Program (RAP). The RAP is an alliance between AFC and retail lenders. This program will facilitate the retail financing of vehicles sold by dealers who have a relationship with AFC. Dealers participating in the program will have the opportunity to buy vehicles, transport them to their location, sell them to retail customers, finance them through either prime or sub-prime lenders and provide warranty protection without any cash investment in the vehicles.

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

12  minnesota power, inc.

INVESTMENTS

The Investments segment is comprised of an actively traded securities portfolio,
an   investment   in   a   specialty   insurance   and   reinsurance    company,
intermediate-term investments and real estate operations.

      SECURITIES PORTFOLIO. The Company's securities portfolio is managed by selected outside managers as well as internal managers. It is intended to provide stable earnings and liquidity. Proceeds from the securities portfolio are available for investment in existing businesses, to fund strategic initiatives and for other corporate purposes. The Company's objective is to maintain corporate liquidity between 7% and 10% of total assets ($160 million to $230 million). The Company's investment in the securities portfolio at December 31, 1998 was $227 million ($184 million at December 31, 1997).

      REINSURANCE. Minnesota Power owns 21% of Capital Re, a financial guaranty reinsurance and specialty insurance company, and is Capital Re's largest shareholder. Capital Re's product lines currently include financial guaranty, mortgage, title, financial, credit and specialty reinsurance. Capital Re trades on the New York Stock Exchange under the symbol KRE. Minnesota Power's equity investment was $133 million at December 31, 1998 ($119 million at December 31, 1997). The Company accounts for its investment in Capital Re under the equity method. (See Note 9.) The Company intends to maintain its Capital Re holdings as a core component of the Company's Investments segment.

      INTERMEDIATE-TERM INVESTMENTS. Since 1985 the Company has invested about $11 million as a shareholder in Utech Venture Capital Corporation (Utech). Utech manages a group of venture capital funds that seek long-term capital appreciation by making investments in companies developing advanced technologies to be used by the utility industry. The Company accounts for the majority of these funds under the equity method. The Company is committed to invest an additional $16 million over the next nine years. Minnesota Power has recognized dividends and return of capital from the funds in the year they are paid. As successful companies "go public" or are sold, investors, like Minnesota Power, may realize income as the stock is sold and the cash distributed.

      In 1997 Minnesota Power loaned $4 million to Car Canada Corporation, a start-up retail car "superstore" business with stores in Ottawa, Toronto and Winnipeg. The Company holds a 10% note due 2002 for the principal amount of the loan. The Company also holds detachable warrants that can be exercised for approximately 25% of the outstanding shares of Car Canada in exchange for approximately $18,000. The warrants are exercisable automatically in an initial public offering, or sale, or merger of the firm and any other time at the sole option of Minnesota Power.

      REAL ESTATE OPERATIONS. Through a subsidiary, the Company owns 80% of Lehigh, a Florida company which through its subsidiaries owns property in three different locations: (1) Lehigh Acres adjacent to Fort Myers, Florida; (2) Sugarmill Woods in Citrus County, Florida; and (3) Palm Coast located between St. Augustine and Daytona Beach, Florida. (See Item 2 Properties.) The real estate strategy is to continue to acquire large community properties at low cost, add value and sell them at going market prices.

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

                                                       minnesota power, inc.  13

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  Initial
Executive Officers                                             Effective Date
------------------------------------------------------         --------------

John Cirello, Age 55
  Executive Vice President and President and
    Chief Executive Officer - MP Water Resources
    Group, Inc.                                                July 24, 1995

Donnie R. Crandell, Age 55
  Executive Vice President and President - MP Real
    Estate Holdings, Inc.                                      January 15, 1999
  Senior Vice President and President - MP Real
    Estate Holdings, Inc.                                      January 1, 1996
  Senior Vice President - Corporate Development                December 1, 1994
  Retired                                                      February 28, 1994
  Vice President - Corporate Development                       March 1, 1993

Robert D. Edwards, Age 54
  Executive Vice President and President - MP Electric         July 26, 1995
  Executive Vice President and Chief Operating Officer         March 1, 1993

Brenda J. Flayton, Age 43
  Vice President - Human Resources                             July 22, 1998

John E. Fuller, Age 55
  Executive Vice President and President and
    Chief Executive Officer - AFC                              January 15, 1999
  Senior Vice President and President
    and Chief Executive Officer - AFC                          April 23, 1997
  President and Chief Executive Officer - AFC                  January 1, 1994

Laurence H. Fuller, Age 50
  Vice President - Corporate Development                       February 10, 1997

David G. Gartzke, Age 55
  Senior Vice President - Finance and
    Chief Financial Officer                                    December 1, 1994
  Vice President - Finance and Chief
    Financial Officer                                          March 1, 1993

James P. Hallett, Age 45
  Executive Vice President and President and
    Chief Executive Officer - ADESA                            April 23, 1997
  President and Chief Executive Officer - ADESA                August 21, 1996
  President - ADESA Canada, Inc.                               May 26, 1994

Philip R. Halverson, Age 50
  Vice President, General Counsel and Secretary                January 1, 1996
  General Counsel and Corporate Secretary                      March 1, 1993

David P. Jeronimus, Age 56
  Vice President - Environmental Services                      February 1, 1999

James A. Roberts, Age 48
  Vice President - Corporate Relations                         January 1, 1996

Edwin L. Russell, Age 53
  Chairman, President and Chief Executive Officer              May 14, 1996
  President and Chief Executive Officer                        January 22, 1996
  President                                                    May 9, 1995

Mark A. Schober, Age 43
  Controller                                                   March 1, 1993

James K. Vizanko, Age 45
  Treasurer                                                    March 1, 1993

Claudia Scott Welty, Age 46
  Vice President - Information Technology                      February 1, 1999
  Vice President - Support Services                            July 1, 1995


14  minnesota power, inc.

All of the executive officers above, except Mr. Cirello, Mr. Laurence Fuller, Mr. Hallet and Mr. Russell, have been employed by the Company for more than five years in executive or management positions.

      Mr. Cirello was president of Metcalf & Eddy Services, Inc. from 1992 to 1995, responsible for $64 million in water/wastewater operation services.

      Mr. Laurence Fuller was previously senior vice president, new business development and strategic planning, for Diners Club International, a subsidiary of Citicorp, Inc.

      Mr. Hallett was previously president of Ottawa Auto Dealers Exchange, a Canadian vehicle auction business purchased by ADESA.

      Mr. Russell was previously group vice president of J.M. Huber Corporation, a $1.5 billion diversified manufacturing and natural resources company.

In the five years prior to election to the positions shown above, Ms. Flayton, Mr. Jeronimus, Mr. Roberts and Ms. Welty held other positions with the Company.

      Ms. Flayton was director of human resources and manager of human resources.

      Mr. Jeronimus was director of environmental resources.

      Mr. Roberts was director of corporate relations.

      Ms. Welty was director of technical support services and co-leader of organizational development.

There are no family relationships between any executive officers of the Company. All officers and directors are elected or appointed annually.

The present term of office of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 11, 1999.

                                                       minnesota power, inc.  15

ITEM 2. PROPERTIES

ELECTRIC OPERATIONS. The Company had an annual net peak load of 1,385 MW on January 12, 1998. Information with respect to existing power supply sources is shown below.

                                Unit       Year     Net Winter   Net Electric
Power Supply                     No.    Installed   Capability   Requirements
--------------------------------------------------------------------------------
                                                        MW      MWh         %
 Steam
  Coal-Fired
   Boswell Energy Center
     near Grand Rapids, MN       1        1958          69
                                 2        1960          69
                                 3        1973         350
                                 4        1980         428
                                                     -----
                                                       916    5,693,472   46.6%
                                                     -----
   Laskin Energy Center
     Hoyt Lakes, MN              1        1953          55
                                 2        1953          55
                                                     -----
                                                       110      571,673    4.7
                                                     -----
  Purchased Steam
    M.L. Hibbard
      Duluth, MN               3 & 4   1949, 1951       55       17,339    0.1

                                                     -----   ----------  -----
         Total Steam                                 1,081    6,282,484   51.4
                                                     -----   ----------  -----
  Hydro
    Group consisting of
      ten stations in MN                 Various       118      569,977    4.7
                                                     -----   ----------  -----

  Purchased Power
    Square Butte burns
      lignite in Center, ND                            322    2,105,231   17.2
    All other - net                                      -    3,270,160   26.7
                                                     -----   ----------  -----
                 Total Purchased Power                 322    5,375,391   43.9
                                                     -----   ----------  -----
  For the Year Ended December 31, 1998               1,521   12,227,852  100.0%
--------------------------------------------------------------------------------

The Company has electric  transmission and  distribution  lines of 500 kilovolts
(kV) (8 miles),  230 kV (606 miles), 161 kV (43 miles), 138 kV (6 miles), 115 kV
(1,260 miles) and less than 115 kV (6,176 miles). The Company owns and operates 176 substations with a total capacity of 8,533 megavoltamperes. Some of the transmission and distribution lines interconnect with other utilities.

The Company owns and has a substantial investment in offices and service buildings, an energy control center, repair shops, motor vehicles, construction equipment and tools, office furniture and equipment, and leases offices and storerooms in various localities within the Company's service territory. It also owns miscellaneous parcels of real estate not presently used in Electric Operations.

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

A large dragline, shop complex, and certain other less significant property and equipment items at BNI Coal are leased under a leveraged lease agreement that expires in 2002. Certain computer and other equipment are leased under operating lease agreements that expire in 2000 and 2008, respectively. All other property and equipment is owned by BNI Coal.

The Company is a member of the MAPP. MAPP enhances regional electric service reliability, provides the opportunity for members to enter into various economic wholesale power transactions and coordinates the planning and operation of existing as well as the installation of new generation and transmission facilities. MAPP membership consists of various electric power

16  minnesota power, inc.

suppliers located in North Dakota, South Dakota, eastern Montana, Nebraska, Iowa, Minnesota, Wisconsin, upper Michigan, Kansas, Missouri, Manitoba and Saskatchewan, and marketers and brokers located throughout North America. The electric power suppliers are investor owned utilities including the Company, rural electric generation and transmission cooperatives, public power districts, municipal electric systems, municipal organizations and the Western Area Power Administration - Billings, Montana. MAPP operates pursuant to an agreement that was approved by MAPP members on March 15, 1996, accepted by the FERC and became effective on November 1, 1996.

WATER SERVICES. Florida Water is the largest investor owned provider of water and wastewater services in Florida serving approximately 200,000 customers and maintaining 151 water and wastewater facilities throughout the state with plants ranging in size from 6 connections to greater than 25,000 connections. Florida Water provides its customers with over 16 billion gallons of water per year primarily from Florida's underground aquifer. Substantially all of Florida Water's properties used in its water and wastewater operations are encumbered by a mortgage.

Heater has water and wastewater systems located in subdivisions surrounding Raleigh, North Carolina and Fayetteville, North Carolina. Water supply is primarily from ground water deep wells. Community ground water systems vary in size from 25 connections to 6,000 connections. Some systems are supplied by purchased water. Heater has approximately 167 interconnected and stand alone systems and 431 wells serving 28,000 customers. Heater also has 9 wastewater treatment plants, ranging in size from 35,000 gallons per day (gpd) to 250,000 gpd, and 12 lift stations located in its wastewater collection systems. These systems serve approximately 2,000 customers. Substantially all of Heater's properties used in its water and wastewater operations are encumbered by a mortgage.

AUTOMOTIVE SERVICES. The following table sets forth the vehicle auctions currently owned or leased by ADESA. Each auction has a multi-lane, drive-through auction facility, as well as additional buildings for reconditioning, registration, maintenance, body work, and other ancillary and administrative services. Each auction also has secure parking areas in which it stores vehicles for auction. All vehicle auction property owned by ADESA is subject to liens securing various notes payable.

                                                                                         Year                No.
                                                                                      Operations           Auction
ADESA Auctions                                 Location                               Commenced             Lanes
------------------------------------------------------------------------------------------------------------------

        United States
          ADESA Birmingham                     Moody, Alabama                            1987                10
          ADESA Sacramento                     Sacramento, California                    1997                 5
          ADESA Jacksonville                   Jacksonville, Florida                     1996                 6
          ADESA South Florida <F1><F2>         Opa-Locka, Florida (near Miami)           1994                 7
          ADESA Southern Indiana <F1><F3>      Columbus, Indiana                         1997                 3
          ADESA Indianapolis                   Plainfield, Indiana                       1983                10
          ADESA Lexington                      Lexington, Kentucky                       1982                 6
          ADESA Ark-La-Tex                     Shreveport, Louisiana                     1979                 5
          ADESA Boston <F1>                    Framingham, Massachusetts                 1995                11
          ADESA Lansing                        Dimondale, Michigan                       1976                 6
          ADESA St. Louis                      Barnhart, Missouri                        1987                 3
          ADESA New Jersey                     Manville, New Jersey                      1996                 8
          ADESA Buffalo                        Akron, New York                           1992                10
          ADESA Charlotte <F1>                 Charlotte, North Carolina                 1994                 8
          ADESA Cincinnati/Dayton              Franklin, Ohio                            1986                 8
          ADESA Cleveland <F1>                 Northfield, Ohio                          1994                 8
          ADESA Pittsburgh                     Mercer, Pennsylvania                      1971                 7
          ADESA Knoxville <F1>                 Lenoir City, Tennessee                    1984                 6
          ADESA Memphis                        Memphis, Tennessee                        1990                 6
          ADESA Austin <F1>                    Austin, Texas                             1990                 6
          ADESA Dallas                         Mesquite, Texas                           1990                 6
          ADESA Houston                        Houston, Texas                            1995                 8
          ADESA San Antonio                    San Antonio, Texas                        1989                 5
          ADESA Wisconsin                      Portage, Wisconsin                        1984                 5
        Canada
          ADESA Moncton <F1>                   Moncton, New Brunswick                    1996                 2
          ADESA Halifax                        Halifax, Nova Scotia                      1993                 3
          ADESA Ottawa                         Vars, Ontario                             1990                 5
          ADESA Montreal                       St. Eustache, Quebec                      1974                 8
------------------------------------------------------------------------------------------------------------------

<F1> Leased auction facilities. (See Note 13.)
<F2> ADESA owns 51% of this auction business.
<F3> ADESA owns 80% of this auction business.

                                                       minnesota power, inc.  17

AFC has loan production offices in 84 locations across North America. Many offices are within auction facilities operated by ADESA, independent auctions and other auction chains.

Great Rigs has a fleet of 145 automobile carriers. Seven of these automotive carriers are owned by the Company, while the remaining 138 are leased under operating leases.

INVESTMENTS. Through a subsidiary, the Company owns 80% of Lehigh, a Florida company which through its subsidiaries owns property in three different locations: (1) Lehigh Acres with 1,600 acres of land and approximately 500 home sites adjacent to Fort Myers, Florida; (2) Sugarmill Woods with 850 home sites in Citrus County, Florida; and (3) Palm Coast with 2,400 home sites and 11,200 acres of residential, commercial and industrial land at Palm Coast, Florida. Palm Coast is a planned community between St. Augustine and Daytona Beach.

ITEM 3. LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of the Company's business in Item 1 and are incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.



PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company has paid dividends without interruption on its Common Stock since 1948. On January 18, 1999 the Company announced a 5% dividend increase and a two-for-one stock split. A quarterly dividend of $0.535 per share on the Common Stock will be paid on March 1, 1999 to the holders of record on February 16, 1999. Assuming timely regulatory approval, the effective date of the stock split will be March 2, 1999 to shareholders of record at the close of business February 16, 1999. The Company's Common Stock is listed on the New York Stock Exchange. Dividends paid per share, and the high and low prices for the Company's Common Stock for the periods indicated as reported by The Wall Street Journal, Midwest Edition, were as follows on a pre-split basis:

                                                               Dividends
                             Price Range                    Paid Per Share
                         -------------------             ----------------------
    Quarter              High            Low             Quarterly       Annual
--------------------------------------------------------------------------------

 1998   - First         $43 7/16       $39 1/8             $0.51
        - Second         42 15/16       38 1/16             0.51
        - Third          45             39 1/16             0.51
        - Fourth         46 1/4         40 3/4              0.51          $2.04

 1997   - First         $29            $27 1/4             $0.51
        - Second         30 5/8         27                  0.51
        - Third          36 5/16        30 1/4              0.51
        - Fourth         44             35 3/16             0.51          $2.04
--------------------------------------------------------------------------------

The amount and timing of dividends payable on the Company's Common Stock are within the sole discretion of the Company's Board of Directors. In 1998 the Company paid out 76% of its per share earnings in dividends. The Company's goal is to maintain a dividend payout of 75% to 80% of per share earnings.

The Company's Articles of Incorporation, and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of Common Stock dividends. As of December 31, 1998 no retained earnings were restricted as a result of these provisions. At January 29, 1999 there were approximately 38,000 Common Stock shareholders of record.

18  minnesota power, inc.

ITEM 6. SELECTED FINANCIAL DATA

Financial information presented in the table below may not be comparable between periods due to: (1) the Company's purchase of 80% of ADESA, including AFC and Great Rigs, on July 1, 1995, another 3% in January 1996 and the remaining 17% in August 1996; and (2) the Company's sale of its interest in the paper and pulp business to Consolidated Papers, Inc. on June 30, 1995.


Balance Sheet                             1998           1997           1996          1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------
Millions
Assets
  Electric Operations                    $  771.5      $  783.5       $  796.0      $  800.5       $  789.8       $  780.2
  Water Services                            329.4         322.2          323.9         323.2          295.4          303.7
  Automotive Services                       186.2         167.1          167.3         123.6              -              -
  Investments                               263.5         252.9          236.5         201.4          355.3          317.7
                                         --------      --------       --------      --------       --------       --------
    Total Plant and Other Assets          1,550.6       1,525.7        1,523.7       1,448.7        1,440.5        1,401.6
  Current Assets                            487.5         385.3          334.8         251.9          266.1          272.0
  Other Assets                              279.0         277.9          290.2         247.0          101.2           86.9
                                         --------      --------       --------      --------       --------       --------
                                         $2,317.1      $2,188.9       $2,148.7      $1,947.6       $1,807.8       $1,760.5
--------------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
  Common Equity                          $  785.6      $  650.0       $  610.8      $  584.1       $  561.7       $  562.6
  Preferred Stock                            11.5          11.5           11.5          28.5           28.5           28.5
  Redeemable Preferred Stock                 20.0          20.0           20.0          20.0           20.0           20.0
  Mandatorily Redeemable Preferred
    Securities of MP&L Capital I             75.0          75.0           75.0             -              -              -
  Long-Term Debt                            672.2         685.4          694.4         639.5          601.3          611.2
                                         --------      --------       --------      --------       --------       --------
                                          1,564.3       1,441.9        1,411.7       1,272.1        1,211.5        1,222.3
  Current Liabilities                       346.0         342.6          339.7         256.8          182.8          130.3
  Other Liabilities                         406.8         404.4          397.3         418.7          413.5          407.9
                                         --------      --------       --------      --------       --------       --------
                                         $2,317.1      $2,188.9       $2,148.7      $1,947.6       $1,807.8       $1,760.5
--------------------------------------------------------------------------------------------------------------------------

Income Statement                          1998           1997           1996          1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------
Millions
Operating Revenue
  Electric Operations                    $  559.9        $541.9         $529.2        $503.5         $458.4         $457.7
  Water Services                             95.6          95.5           85.2          66.1           87.5           65.5
  Automotive Services                       328.4         255.5          183.9          61.6              -              -
  Investments                                55.8          60.7           48.6          41.7           36.3           59.3
                                         --------        ------         ------        ------         ------         ------
                                          1,039.7         953.6          846.9         672.9          582.2          582.5
Expenses
  Fuel and Purchased Power                  205.7         194.1          190.9         177.0          157.7          170.3
  Operations                                635.4         579.9          512.2         389.1          300.6          283.8
  Interest Expense                           64.9          64.2           62.1          48.0           46.7           41.5
                                         --------        ------         ------        ------         ------         ------
                                            906.0         838.2          765.2         614.1          505.0          495.6
Income from Equity Investments               14.8          14.8           11.8           4.2            2.9            5.8
                                         --------        ------         ------        ------         ------         ------
Operating Income                            148.5         130.2           93.5          63.0           80.1           92.7
Distributions on Redeemable
  Preferred Securities of Subsidiary          6.0           6.0            4.7             -              -              -
Income Tax Expense                           54.0          46.6           19.6           1.1           20.6           28.3
                                         --------        ------         ------        ------         ------         ------
Income from Continuing Operations            88.5          77.6           69.2          61.9           59.5           64.4
Income (Loss) from
  Discontinued Operations                       -             -              -           2.8            1.8           (1.8)
                                         --------        ------         ------        ------         ------         ------
Net Income                                   88.5          77.6           69.2          64.7 <F1>      61.3 <F2>      62.6
Preferred Dividends                           2.0           2.0            2.4           3.2            3.2            3.3
                                         --------        ------         ------        ------         ------         ------
Earnings Available for Common Stock          86.5          75.6           66.8          61.5           58.1           59.3
Common Stock Dividends                       65.0          62.5           59.6          57.9           56.7           53.3
                                         --------        ------         ------        ------         ------         ------
Retained in the Business                 $   21.5        $ 13.1         $  7.2        $  3.6         $  1.4         $  6.0
--------------------------------------------------------------------------------------------------------------------------

<F1> Included $14.7 million from the recognition of tax benefits associated with real estate operations and a $3.8 million reduction associated with exiting an equipment manufacturing business.
<F2> Included  $11.8  million gain from the sale of certain  water plant assets,
     $3.6 million gain from the recognition of escrow funds associated with real estate operations, a $5.9 million decrease from the write-off of an investment and a $3 million loss from an equipment manufacturing business.

                                                       minnesota power, inc.  19



                                            1998           1997           1996          1995           1994           1993
---------------------------------------------------------------------------------------------------------------------------

Shares Outstanding - Millions
  Year-End                                   36.2          33.6           32.8          31.5           31.2           31.2
  Average <F1>                               32.0          30.6           29.3          28.5           28.2           27.0
Basic Earnings Per Share
  Continuing Operations                     $2.70         $2.47          $2.28         $2.06          $1.99          $2.27
  Discontinued Operations                       -             -              -           .10            .07           (.07)
                                            -----         -----          -----         -----          -----          -----
                                            $2.70         $2.47          $2.28         $2.16          $2.06          $2.20
Diluted Earnings Per Share                  $2.69         $2.47          $2.28         $2.16          $2.06          $2.20
Return on Average Common Equity             12.4%         12.1%          11.3%         10.7%          10.5%          11.5%
Common Equity Ratio                         49.9%         44.9%          43.1%         45.6%          45.9%          45.8%
Dividends Paid Per Share                    $2.04         $2.04          $2.04         $2.04          $2.02          $1.98
Dividend Payout                               76%           83%            89%           94%            98%            90%
Book Value Per Share at Year-End           $21.72        $19.37         $18.65        $18.56         $17.98         $18.06
Market Price Per Share
  High                                     46 1/4            44         29 3/4        29 1/4             33         36 1/2
  Low                                     38 1/16            27             26        24 1/4         24 3/4             30
  Close                                        44       43 9/16         27 1/2        28 3/8         25 1/4         32 3/4
Market/Book at Year-End                      2.03          2.25           1.48          1.53           1.40           1.81
Price Earnings Ratio at Year-End             16.3          17.6           12.1          13.1           12.3           14.9
Dividend Yield at Year-End                   4.6%          4.7%           7.4%          7.2%           8.0%           6.0%
Employees                                   7,003         6,817          6,537         5,649          2,552          2,772
Net Income
  Electric Operations                       $47.4         $43.1          $39.4         $41.0          $40.6          $42.1
  Water Services                              7.5           8.2            5.4          (1.0)          13.7            1.8
  Automotive Services                        25.5          14.0            3.7             -              -              -
  Investments                                29.6          32.1           38.1          41.3           23.4           32.4
  Corporate Charges                         (21.5)        (19.8)         (17.4)        (19.4)         (18.2)         (11.9)
                                            -----         -----          -----         -----          -----          -----
                                             88.5          77.6           69.2          61.9           59.5           64.4
  Discontinued Operations                       -             -              -           2.8            1.8           (1.8)
                                            -----         -----          -----         -----          -----          -----
                                            $88.5         $77.6          $69.2         $64.7          $61.3          $62.6
Customers - Thousands
  Electric                                  138.1         135.8          135.1         135.8          132.8          133.4
  Water and Wastewater                      205.1         201.0          197.2         198.4          176.0          185.0
Electric Sales - Millions of MWh             12.0          12.4           13.2          11.5           10.2            9.8
Power Supply - Millions of MWh
  Steam Generation                            6.3           6.1            6.4           6.0            5.5            5.7
  Hydro Generation                            0.6           0.6            0.7           0.7            0.7            0.7
  Long-Term Purchase - Square Butte           2.1           2.3            2.4           1.9            2.3            2.1
  Purchased Power                             3.2           3.8            4.4           3.6            2.1            1.9
                                             ----          ----           ----          ----           ----           ----
                                             12.2          12.8           13.9          12.2           10.6           10.4
Coal Sold - Thousands of Tons                 4.2           4.2            4.5           4.0            4.4            4.2
Water Sold - Billions of Gallons             18.1          16.5           16.0          14.7           14.8           16.1
Vehicles Consigned - Millions                 1.5           1.4            1.1           0.5              -              -
Capital Expenditures - Millions
  Electric Operations                       $36.1         $34.6          $37.5         $39.4          $50.0          $58.2
  Water Services                             21.8          22.2           22.2          32.7           27.2           19.1
  Automotive Services                        22.0          11.2           41.7          42.7              -              -
  Investments                                 0.1           0.2            0.1             -            0.6              -
  Corporate                                   0.8           4.0              -             -              -              -
  Discontinued Operations                       -             -              -           0.7            3.2           43.4
                                            -----         -----         ------        ------          -----         ------
                                            $80.8         $72.2         $101.5        $115.5          $81.0         $120.7
--------------------------------------------------------------------------------------------------------------------------

<F1> Excludes unallocated ESOP shares.

20  minnesota power, inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

Improved operating results in 1998 contributed to the 14% increase in net income and a 9% increase in basic earnings per share. Basic earnings per share of Common Stock was $2.70 in 1998 ($2.47 in 1997; $2.28 in 1996). Operating revenue exceeded $1 billion in 1998, setting a new milestone for the Company. Financial results for all of the Company's business segments reflected ongoing operational improvements and the successful implementation of the Company's strategic plan. As in 1997 the most significant growth in 1998 came from Automotive Services where more auction and financing activity, and business expansion projects increased net income.

Simultaneous with releasing 1998 financial results in January 1999, the Company's Board of Directors approved a 5% dividend increase and a two-for-one stock split on the Common Stock. A quarterly dividend of $0.535 per share will be paid on March 1, 1999 to the holders of record on February 16, 1999. Assuming timely regulatory approval, the effective date of the stock split will be March 2, 1999 to shareholders of record at the close of business February 16, 1999. All share and earnings per share information is presented on a pre-split basis.

The Company measures performance of its operations through careful budgeting and monitoring of contributions by business segment to consolidated net income. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment.

                                    1998              1997             1996
--------------------------------------------------------------------------------
Millions
Operating Revenue
  Electric Operations            $  559.9            $541.9           $529.2
  Water Services                     95.6              95.5             85.2
  Automotive Services               328.4             255.5            183.9
  Investments                        56.1              60.9             49.9
  Corporate Charges                  (0.3)             (0.2)            (1.3)
                                 --------            ------           ------
                                 $1,039.7            $953.6           $846.9
                                 --------            ------           ------
Operating Income
  Electric Operations              $ 79.3            $ 71.7            $63.6
  Water Services                     12.5              12.7              8.1
  Automotive Services (a)            46.9              28.4              7.7
  Investments                        48.4              50.8             40.5
  Corporate Charges                 (38.6)            (33.4)           (26.4)
                                   ------            ------            -----
                                   $148.5            $130.2            $93.5
                                   ------            ------            -----
Net Income
  Electric Operations               $47.4             $43.1            $39.4
  Water Services                      7.5               8.2              5.4
  Automotive Services (a)            25.5              14.0              3.7
  Investments                        29.6              32.1             38.1
  Corporate Charges                 (21.5)            (19.8)           (17.4)
                                   ------             -----            -----
                                    $88.5             $77.6            $69.2
--------------------------------------------------------------------------------
Basic Earnings Per Share of
  Common Stock                      $2.70             $2.47            $2.28

Return on Common Equity             12.4%             12.1%            11.3%
--------------------------------------------------------------------------------
(a) The Company purchased 80% of ADESA, including AFC and Great Rigs, on
    July 1, 1995, another 3% in January 1996 and the remaining 17% in
    August 1996.

The following summarizes significant events which impacted earnings for each of the Company's business segments for the past three years.

ELECTRIC OPERATIONS contributed net income of $47.4 million in 1998 ($43.1 million in 1997; $39.4 million in 1996). Since the establishment of MPEX in 1996, the Company has reported strong sales to other power suppliers and marketers. Higher profit margins on these sales improved income from Electric Operations, while unusually mild weather negatively impacted net income in 1998. In 1997 Electric Operations reflected continued strong demand for electricity from industrial customers and higher profit margins on sales to other power suppliers and marketers. Net income in 1997 also included the sale of property along the St. Louis River to the State of Minnesota to ensure the preservation of wilderness lands and the sale of rights to microwave frequencies in accordance with a federal mandate. Gains from these two sales were offset by start-up costs associated with strategic initiatives and payment to management of incentive compensation awards related to total shareholder return performance.

                                                       minnesota power, inc.  21

Total kWh sales were 12.0 billion in 1998 (12.4 billion in 1997; 13.2 billion in 1996, the record high). Kilowatthour sales to other power suppliers and marketers were lower in 1998 due to milder weather during the winter months and fewer days of extreme hot weather during the summer months in the Company's geographic region. In addition, lower precipitation levels in 1998 reduced the amount of hydro power available from other power suppliers for resale. Retail sales were 4% lower in 1998 because of the mild winter weather in Minnesota and northern Wisconsin, reduced demand for paper and crude oil, and some operating problems experienced by taconite producers in northern Minnesota. In 1997 less power was available for sale by MPEX because of reduction in transmission capability damaged by severe spring storms in the Midwest, various generating unit outages at Company and other plants in the Midwest, and less hydro generation in Canada.

WATER SERVICES contributed net income of $7.5 million in 1998 ($8.2 million in 1997; $5.4 million in 1996). Financial performance for 1998 reflected higher rates, customer growth, increased consumption and continued operating efficiencies. A December 1998 ruling by the FPSC granted Florida Water an additional annual revenue increase of approximately $1.2 million related to several issues Florida Water appealed in its 1995 rate case. The ruling also permits collection of approximately $2.4 million in surcharges to reimburse Florida Water for revenue (plus interest) wrongfully denied by the FPSC. (See
Item 1. Business - Water Services - Regulatory Issues.) In 1997 Water Services included a gain from the sale of certain water and wastewater assets to Orange County, Florida. Financial results for 1997 also reflected a full year of higher rates allowed by the FPSC in its initial decision in the 1995 Rate Case, improved operating efficiencies, one-time charges and start-up costs associated with non-regulated initiatives. In 1996 Water Services included gains from the strategic sale of two water systems in South Carolina.

AUTOMOTIVE SERVICES contributed net income of $25.5 million in 1998 ($14.0 million in 1997; $3.7 million in 1996). Since 1996 the significant increase in net income was driven by improved operating efficiencies, the acquisition of additional auction facilities, higher auction volume and fees, and the rapid expansion of AFC, the floorplan financing business. In 1998 ADESA added three new auction facilities (two in 1997; eight in 1996) and received on consignment
1.5 million vehicles (1.4 million in 1997; 1.1 million in 1996). Consigned vehicles are vehicles offered for sale at ADESA auctions. AFC added 30 new loan production offices in 1998 (25 in 1997; 13 in 1996). The growth of AFC's dealer/customer base to 11,500 in 1998 (10,000 in 1997; 4,000 in 1996) has enabled AFC to finance approximately 500,000 vehicles in 1998 (300,000 in 1997; 140,000 in 1996). In 1998 AFC's expansion was largely attributable to an agreement with ADT Automotive, Inc. (ADT) which allows AFC to provide floorplan financing services at 26 ADT auctions. A more conservative allowance for uncollectible accounts offset a gain from the sale of excess land in 1997.

INVESTMENTS contributed net income of $29.6 million in 1998 ($32.1 million in 1997; $38.1 million in 1996). Financial performance for 1998 reflected dividend income received from a venture capital investment. The Company's securities portfolio reported a lower after-tax return due to under performance of certain investments. Together, the Company's securities portfolio and its equity investment in Capital Re earned an annualized after-tax return of 6.6% in 1998 (8.6% in 1997; 8.8% in 1996). The Company's investment in the securities portfolio at December 31, 1998 was approximately $227 million ($184 million at December 31, 1997). The market value of the Company's $133 million equity investment in Capital Re was $131 million at December 31, 1998 ($203 million at December 31, 1997) based on a Capital Re share price of $20 1/16 ($31 1/32 at December 31, 1997).

The market value of the Company's investment in Capital Re dropped significantly in the second half of 1998 due in part to the volatile financial markets in August 1998 which negatively impacted the price of equity securities in the financial services sector. Secondly, Capital Re is the reinsurer of approximately $156 million in principal amount of three issues of asset-backed securities issued by Commercial Financial Services Inc. (CFS). At December 31, 1998 approximately $150 million principal amount of the securities were outstanding. CFS is under investigation by the Securities and Exchange Commission, and the Oklahoma Securities Commission for allegations of irregularities relating to certain securities issued by CFS. Although CFS has not yet missed any bond payments and the assets backing the securities reinsured by Capital Re are currently performing according to expectations, the irregularities make it difficult to estimate collection expectations for all securities issued by CFS, including those reinsured by Capital Re. On December 11, 1998 CFS filed for Chapter 11 bankruptcy protection.

Capital Re is evaluating the CFS reinsurance contingency and is presently unable to determine the likelihood or amount of possible loss, if any. The financial information of Capital Re presented in Note 9 and the Company's recorded equity in Capital Re's 1998 earnings excluded any loss that may result from this contingency. Capital Re has engaged outside consultants to review the loss exposure and expects to complete its evaluation of the contingency in the first quarter of 1999. The Company will record during the first quarter of 1999 its share of any adjustment to Capital Re's 1998 earnings resulting from this contingency. (See Note 9.) Changes made late in 1998 in the firm's management and adjustments to its growth strategy should put Capital Re on course with the Company's expectations.

In 1996 net income from Real Estate Operations included the recognition of tax benefits (see Note 14) and the sale of a joint venture.

CORPORATE CHARGES were $21.5 million in 1998 ($19.8 million in 1997; $17.4 million in 1996). Corporate Charges in 1998 included lower interest expenses due to the availability of cash from the sale of Common Stock offset by higher expenses associated with benefit incentives, a change in accounting for start-up costs, and technological and communication improvements made to corporate-wide systems. In 1997 Corporate Charges reflected increased debt service costs to finance investments in non-regulated operations and various strategic initiatives, while 1996 included nine months of distributions with respect to Cumulative Quarterly Income Preferred Securities issued in March 1996.

22  minnesota power, inc.

1998 COMPARED TO 1997

OPERATING REVENUE

ELECTRIC OPERATIONS operating revenue was $18.0 million higher in 1998, even though kilowatthour sales remained at similar levels. This increase was primarily attributable to a higher average sales price for bulk power sold to other power suppliers and marketers, and more revenue from fuel clause adjustments. Bulk sale prices were higher because of storms and hot weather in the Midwest. Revenue related to the fuel clause adjustment increased in 1998 to recover the cost of replacement power needed during scheduled outages at Square Butte and Boswell in 1998, and also for the reduction in hydro generation due to dry spring conditions. Demand revenue from large power customers was lower in 1998 as a result of successful renegotiation of contracts which extended the term of the all-requirements contracts, but in turn reduced the demand charge component. Revenue from residential and gas customers was lower in 1998 because of the unusually mild winter and warm spring. Operating revenue in 1997 included $4.4 million in pre-tax gains from the sale of rights to microwave frequencies and the sale of property along the St. Louis River.

              Electric Operating Revenue
              Change from 1997
              ---------------------------------------------------
              Millions
                Retail Electric Sales                      $(2.9)
                Sales to Other Power Suppliers              10.8
                Transmission Revenue                         0.3
                Conservation Improvement Programs            1.5
                Fuel Clause Adjustments                     10.1
                Coal Revenue                                 0.3
                Gas Sales                                   (2.3)
                Other                                        0.2
                                                           -----
                                                           $18.0
              ---------------------------------------------------

WATER SERVICES operating revenue was $0.1 million higher in 1998 because of increased rates approved by the FPSC in 1998, higher consumption and more revenue from non-regulated water subsidiaries. Consumption, which was up 10% in 1998, reflected the September 1997 acquisition of LaGrange, a water utility near Fayetteville, North Carolina and drier than normal weather. Operating revenue in 1997 included a $7.3 million pre-tax gain from the sale of water and wastewater assets to Orange County, Florida.

AUTOMOTIVE SERVICES operating revenue was $72.9 million higher in 1998 due to a 7% increase in vehicles consigned for sale at auctions, higher auction fees, the rapid expansion and maturing of AFC and growth at Great Rigs. In 1997 operating revenue included pre-tax gains totaling $5.7 million from the sale of an auction facility and excess land.

PORTFOLIO AND REINSURANCE operating revenue was $0.6 million higher in 1998. The increase reflected $4.3 million of dividend income received from a venture capital investment, which was offset by reduced income from the securities portfolio due to under performance of certain investments.

REAL ESTATE OPERATIONS operating revenue was $5.4 million lower in 1998 primarily due to large bulk sales at Palm Coast in 1997.

FUEL AND PURCHASED POWER EXPENSE

ELECTRIC OPERATIONS fuel expense was $3.4 million higher because of more steam generation and slightly higher coal prices. Purchased power expense was $8.2 million higher because of replacement power needed during scheduled outages and the average price paid per megawatthour (excluding Square Butte) increased 23%.

OPERATIONS EXPENSE

ELECTRIC OPERATIONS expenses were $2.1 million lower in 1998. Increased costs for scheduled outages at Boswell, consulting services and the amortization of deferred charges related to conservation improvement programs were offset by a reduction in employee pension and early retirement expenses, and lower property taxes due to the legislative reform of the Minnesota property tax system.

WATER SERVICES expenses were $1.0 million higher in 1998 primarily due to increased consumption. Additional costs related to the expansion of non-regulated water subsidiaries were offset by increased operating efficiencies.

AUTOMOTIVE SERVICES expenses were up $54.6 million due to expenses associated with the increase in vehicles consigned for sale at auctions, the addition of three new auction facilities and the rapid expansion of AFC.

REAL ESTATE OPERATIONS expenses (excluding minority interest) from real estate operations were $2.4 million lower in 1998 because in 1997 there was more sales activity at Palm Coast.

                                                       minnesota power, inc.  23

INCOME FROM EQUITY INVESTMENTS

PORTFOLIO AND REINSURANCE included $15.1 million of income in 1998 ($14.8 million in 1997) from the Company's investment in Capital Re.

1997 COMPARED TO 1996

OPERATING REVENUE

ELECTRIC OPERATIONS operating revenue was up $12.7 million in 1997. The demand for electricity by all customer classes was strong in 1997, as was the marketing of sales to other power suppliers. Revenue from sales to other power suppliers was 4% lower in 1997 because less power was available. Less power was available for sale because of higher prices for purchased power, reduction in transmission capability damaged by severe spring storms in the Midwest, various generating unit outages at Company and other plants in the Midwest, and less hydro generation in Canada. While total revenue from sales to other power suppliers and marketers was lower in 1997, higher profit margins were realized on those sales. Operating revenue in 1997 included $4.4 million in pre-tax gains from the sale of rights to microwave frequencies and the sale of property along the St. Louis River.

              Electric Operating Revenue
              Change from 1996
              -------------------------------------------------------
              Millions
                Retail Electric Sales                          $ 1.1
                Sales to Other Power Suppliers                  (3.0)
                Transmission Revenue                             2.9
                Conservation Improvement Programs                2.9
                Fuel Clause Adjustments                          2.9
                Coal Revenue                                     0.5
                Gas Sales                                        0.4
                Other                                            5.0
                                                               -----
                                                               $12.7
              -------------------------------------------------------

WATER SERVICES operating revenue was $10.3 million higher in 1997 because of increased rates approved by the FPSC in 1996 for Florida Water customers and a $7.3 million pre-tax gain from the sale of water and wastewater assets to Orange County, Florida, in December 1997. These assets served about 4,000 customers. Also in 1997, Heater acquired LaGrange, a water utility near Fayetteville, North Carolina, for $3.4 million. The acquisition added 5,300 water customers and contributed $0.9 million in revenue. The increase in revenue was partially offset by lower revenue following the sale of two water systems in South Carolina in 1996. Together the two sales resulted in pre-tax gains of $1.7 million during 1996. Sales were up 3% in 1997, despite heavy rainfall and continued water conservation efforts by customers. Non-regulated water subsidiaries contributed $1.2 million more to revenue in 1997.

AUTOMOTIVE SERVICES operating revenue was $71.6 million higher in 1997 primarily due to more auction fees as a result of a 27% increase in vehicles consigned for sale at auctions and more revenue from ancillary services, such as reconditioning and transportation, at ADESA auction facilities. Auction facilities added in 1996 contributed to the increase in vehicles consigned in 1997. Operating revenue from AFC in 1997 reflected the growth of the floorplan financing business through expansion of existing loan production offices and the addition of 25 new office locations. Pre-tax gains totaling $5.7 million from the sale of an auction facility and excess land were also included in 1997 operating revenue.

PORTFOLIO AND REINSURANCE operating revenue from the securities portfolio was $1.4 million higher in 1997 because the Company's average portfolio balance was larger.

REAL ESTATE OPERATIONS operating revenue was $9.6 million higher in 1997 primarily due to increased sales from Palm Coast operations. Financial results for Real Estate Operations reflected twelve months of Palm Coast operations in 1997 compared to less than nine months in 1996. In 1996 operating revenue included $3.7 million from the sale of Lehigh's joint venture investment in a resort and golf course.

FUEL AND PURCHASED POWER EXPENSE

ELECTRIC OPERATIONS purchased power expense was $3.0 million higher because the average price paid per megawatthour (excluding Square Butte) increased 20%.


24  minnesota power, inc.

OPERATIONS EXPENSE

ELECTRIC OPERATIONS operating expenses increased $2.6 million in 1997. Depreciation expense increased $3.0 million, while reform of the Minnesota property tax system reduced property taxes by $2.8 million in 1997. Start-up costs associated with strategic initiatives and incentive compensation awards to management related to total shareholder return performance also contributed to higher operating expenses in 1997.

WATER SERVICES operating expenses were $7.2 million higher in 1997 primarily due to start-up costs associated with the Company's non-regulated water subsidiaries. Approximately $2 million of one-time charges relating to the amount of investment in utility facilities were also included in operating expenses in 1997. These higher operating expenses were tempered by improved operating efficiencies at Florida Water.

AUTOMOTIVE SERVICES operating expenses were $52.7 million higher in 1997. Operating expenses associated with the auction facilities reflected the 27% increase in vehicles consigned and increased ancillary services. These operating expenses were tempered by improved efficiencies and cost controls at auction facilities. The expansion of AFC's floorplan financing business also contributed to higher operating expenses in 1997.

REAL ESTATE OPERATIONS expenses (excluding minority interest) were $6.1 million higher in 1997. The increase was attributed to more sales activity and additional expenses as a result of Palm Coast operations.

INCOME FROM EQUITY INVESTMENTS

PORTFOLIO AND REINSURANCE included $14.8 million of income in 1997 ($11.8 million in 1996) from the Company's investment in Capital Re.

INCOME TAX EXPENSE

PORTFOLIO AND REINSURANCE income tax expense was $5.7 million higher in 1997 because of increased operating income, while 1996 reflected a one-time tax benefit for an IRS audit adjustment.

REAL ESTATE OPERATIONS included the recognition of $8.2 million of tax benefits at Lehigh in 1996. The Company's portion of the 1996 tax benefits was $6.6 million. (See Note 14.)

OUTLOOK

ELECTRIC OPERATIONS. The contribution from Electric Operations is expected to remain stable as the industry continues to restructure. Electric Operations intends to seek additional cost saving alternatives and efficiencies, and expand non-regulated services to maintain its contribution to net income. The Company's subsidiary, MP Telecom, which provides high volume fiber optic and microwave communications to businesses and communities across northern Minnesota, intends to connect other northern Minnesota communities as well as extend the communication network to the Minneapolis-St. Paul metro area.

Annual taconite production in Minnesota was 46 million tons in 1998 (47 million tons in 1997; 46 million tons in 1996). Based on the Company's research of the taconite industry, Minnesota taconite production for 1999 is anticipated to remain at or near the 1998 level. While taconite production is expected to continue at annual levels of over 40 million tons, the long-term future of this cyclical industry is less certain.

The record level of steel imports into the United States is adversely affecting the domestic steel industry. If imports continue at 1998 levels, lower demand for steel produced in the United States is likely to have an adverse affect on the taconite producers and the economy as a whole in northern Minnesota. Representatives of the United States steel industry have asserted that the imports are unfair and illegal, and have filed anti-dumping trade suits with the U.S. Department of Commerce. The Company is unable to predict the eventual impact of this issue on the Company's Electric Operations.

Six of the seven taconite producers in Minnesota have collective bargaining agreements with the United Steel Workers of America. These agreements expire in August 1999. The Company is unable to predict whether or not any labor disputes will arise in the course of negotiations and, if such disputes occur, the impact any dispute would have on the Company's Electric Operations. Contracts with these Large Power Customers provide for deferral without interest of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage.

WATER SERVICES. Florida Water will continue to position itself by selectively acquiring targeted water systems. In January 1999 Florida Water purchased Palm Coast Utility Corporation which provides service to approximately 15,000 water and 14,000 wastewater customers in Flagler County, Florida. (See Note 4.) The strategic emphasis at Heater is growth in North Carolina. Both Florida Water and Heater operate in states that are currently experiencing rapid population growth, which should contribute to customer growth. Water Services has been laying the groundwork for future growth in several new areas of the water business. These non-regulated subsidiaries have been marketing the Company's maintenance and water and wastewater management expertise to industrial and governmental customers promoting privatization of these services.

                                                       minnesota power, inc.  25

AUTOMOTIVE SERVICES. Auto auction sales are expected to rise at a rate of 6% to 8% annually. With the increased popularity of leasing and the high cost of new vehicles, the same vehicles may come to auction more than once. Automotive Services expects to participate in the industry's growth through selective acquisitions and expanded services. ADESA and AFC continue to focus on growth in the volume of vehicles consigned and financed, increased ancillary services, and operating and technological efficiencies. Great Rigs plans to participate in growth of auction volume and work to enhance market share.

INVESTMENTS. PORTFOLIO AND REINSURANCE. The Company's objective is to maintain corporate liquidity between 7% and 10% of total assets ($160 to $230 million). The Company plans to continue to concentrate in market-neutral investment strategies designed to provide stable and acceptable returns without sacrificing needed liquidity. The portfolio is hedged against market downturns and aimed at an after-tax return between 7% and 9%. While these returns may seem modest compared to broader market indices over the past three years, the Company believes its hedge strategy is a wise course in a volatile economic environment. Actual returns will be partially dependent on general market conditions. The Company intends to maintain its Capital Re holdings as a core component of the Company's Investments segment. REAL ESTATE OPERATIONS. The Company may, from time to time, acquire large residential community properties at low cost, add value and sell them at current market prices in order to continue a consistent earnings contribution from this business.

LIQUIDITY AND CAPITAL RESOURCES

A primary goal of the strategic plan is to improve cash flow from operations. Since 1996 cash from operating activities has increased 84% (up 10% from 1997 to 1998; up 66% from 1996 to 1997). This has been accomplished due to operating results, better management of working capital throughout the Company and capital expenditure discipline. The Company's strategy includes growing the business both with expanded facilities and operations (see Capital Requirements), and through acquisitions and planned divestitures.

In May 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) pursuant to Rule 415 under the Securities Act of 1933 with respect to 3.0 million original issue shares of Common Stock. In September 1998 2,093,000 shares of the Company's Common Stock were sold in a public offering at $43.75 per share. Total net proceeds of approximately $89 million were used to repay outstanding commercial paper, to fund strategic initiatives and for capital expenditures. Net proceeds not immediately used for the above purposes were invested in the Company's securities portfolio. The Company may sell the remaining shares registered in May 1998 if warranted by market conditions and the Company's capital requirements. The offer and sale of such shares shall be made only by means of a prospectus. The increase in the number of shares of Common Stock outstanding as of December 31, 1998 had an immaterial dilutive impact on earnings per share for the 1998 periods.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 4 million original issue shares of Common Stock are available for issuance through the DRIP. Minnesota Power's $60 million bank line of credit provides liquidity for the Company's commercial paper program. The amount and timing of future sales of the Company's securities will depend upon market conditions and the specific needs of the Company. The Company may from time to time sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt and preferred stock, to reduce short-term debt and for other corporate purposes.

A substantial amount of ADESA's working capital is generated internally from payments made by vehicle purchasers. However, ADESA uses commercial paper issued by the Company to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

AFC also uses commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. In May 1998 AFC executed an Administration Agreement with ADT Automotive, Inc. (ADT) which has led to an arrangement whereby AFC is providing floorplan financing services at 26 ADT auctions. In total AFC has 84 loan production offices (54 at December 31, 1997). AFC continues to sell eligible finance receivables on a revolving basis through a private securitization structure which expires at the end of 2001. Third party purchasers have agreed to purchase up to $225 million of finance receivables, subject to certain eligibility criteria. At December 31, 1998 $202.9 million of finance receivables had been sold under the structure ($145.0 million at December 31, 1997), and AFC's securitization residual interest was $20.1 million ($12.3 million at December 31, 1997). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

ADESA acquired the assets of Greater Lansing Auto Auction in Lansing, Michigan and I-55 Auto Auction in St. Louis, Missouri on April 30, 1998, and Ark-La-Tex Auto Auction in Shreveport, Louisiana on May 27, 1998 for a combined purchase price of $23.8 million. The Company initially acquired these assets with internally generated funds and issued commercial paper which was later repaid by the issuance of Common Stock.

26  minnesota power, inc.

Minnesota Power's electric utility first mortgage bonds and secured pollution control bonds are currently rated Baa1 by Moody's Investors Service and A by Standard and Poor's. The disclosure of these securities ratings is not a recommendation to buy, sell or hold the Company's securities.

On January 18, 1999 the Company announced a 5% dividend increase and a two-for-one stock split on its Common Stock. A quarterly dividend of $0.535 per share on the Common Stock will be paid on March 1, 1999 to the holders of record on February 16, 1999. Assuming timely regulatory approval, the effective date of the stock split will be March 2, 1999 to shareholders of record at the close of business February 16, 1999. In 1998 the Company paid out 76% (83% in 1997; 89% in 1996) of its per share earnings in dividends. Minnesota Power's goal is to maintain a dividend payout of 75% to 80% of per share earnings.

CAPITAL REQUIREMENTS

Consolidated capital expenditures totaled $81 million in 1998 ($72 million in 1997; $101 million in 1996). Expenditures in 1998 included $36 million for Electric Operations, $22 million for Water Services, $22 million for Automotive Services and $1 million for corporate purposes. Internally generated funds and funds from original issue equity securities were the primary sources of funding these capital expenditures.

Capital expenditures are expected to be $98 million in 1999 and total about $400 million for 2000 through 2003. The 1999 amount includes $47 million for electric system component replacement and upgrades, telecommunication fiber and coal handling equipment; $26 million to expand water and wastewater treatment facilities to accommodate customer growth, to meet environmental standards and for water conservation initiatives; and $25 million for on-going improvements at existing vehicle auction facilities and associated computer systems. The Company expects to use internally generated funds and original issue equity securities to fund these capital expenditures.

MARKET RISK

The Company's securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies, with utilities being the largest industry sector. Investments held for an indefinite period of time are classified as available-for-sale securities and also recorded at fair value. The available-for-sale securities portfolio consists primarily of the preferred stock of utilities and financial institutions with investment grade debt ratings.

In strategies designed to reduce market risks, the Company sells common stock short and enters into short sales of treasury futures contracts. Selling common stock short is intended to reduce price risks associated with securities in the Company's trading securities portfolio. The stock sold short consists primarily of the stock of companies in similar industries. Treasury futures are used as a hedge to reduce interest rate risks associated with holding fixed dividend preferred stocks included in the Company's available-for-sale portfolio. Generally, treasury future contracts mature in 90 days.

         December 31, 1998                                 Fair Value
         --------------------------------------------------------------
         Millions
           Trading Securities Portfolio                    $169.9 (a)
           Available-For-Sale Securities Portfolio          $73.5 (b)
         --------------------------------------------------------------

         (a) Net of $3.8 million in unrealized losses on common stock sold short. The notional fair value of outstanding short sales of common stock was approximately 85% of the fair value of the trading securities portfolio.
         (b) Net of $4.1 million in realized losses on treasury futures contracts sold short. The notional fair value of outstanding sales of treasury futures contracts was $24.5 million which represents 192 contracts with a notional basis of $25.0 million.

The Company is also subject to interest rate risk through outstanding debt. The majority of the Company's long-term debt is fixed-rate. (See Note 12.) Short-term debt consists primarily of commercial paper. (See Note 7.)

In December 1998 Florida Water entered into a ten-year interest rate swap agreement on a notional amount of $35 million. Under the agreement, Florida Water makes quarterly payments at a variable interest rate based upon The Bond Market Association Municipal Swap Index weekly floating average plus 58 basis points (3.4% at December 31, 1998) and receives payments based on a fixed rate of 4.79%.

                                                       minnesota power, inc.  27

NEW ACCOUNTING STANDARDS

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item. The adoption of SFAS 133 is expected to be immaterial to the Company's financial position and results of operations.

In November 1998 the Emerging Issues Task Force of the FASB reached a final consensus on EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which is effective for years beginning after December 15, 1998. The EITF requires that energy trading contracts be marked to market with gains and losses included in earnings. The adoption of EITF 98-10 is expected to be immaterial to the Company's financial position and results of operations.

YEAR 2000

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

      The inventory phase also includes identifying third parties with whom the Company has material relationships. The degree to which each business segment depends on third party support varies. Water Services, Automotive Services and Real Estate Operations have identified minimal risk in most areas. Where a third party is critical to a business process, efforts have been initiated to obtain Year 2000 compliance information to identify the degree of risk exposure the Company may encounter. Electric Operations is working with its large power customers to share Year 2000 information and determine their readiness. In addition, Electric Operations is working with its fuel and transportation providers in an effort to ensure adequate supplies of fuel.

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

      EVALUATION. This phase involves computer program code review and testing, vendor contacts, System testing and fully-integrated System testing where practical. The objective of this phase is to develop and update the remediation plan. Some Systems, upon inspection, are determined to be non-compliant and are immediately placed on the remediation schedule. Some Systems require testing to determine compliance status. As of February 9, 1999 the evaluation phase was substantially complete.

      REMEDIATION. In this phase each System is either fixed, replaced or removed. Critical Systems fixed or replaced will be tested again for Year 2000 compliance. Remediation is expected to be substantially complete by June 30, 1999. The Company estimates that as of February 9, 1999 the remediation phase is approximately 17% complete.

28  minnesota power, inc.

      CONTINGENCY PLANNING. Each business segment is currently developing contingency plans designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. Plans under development include establishment of internal communications and securing adequate on-site supplies of critical materials. Contingency plans also will be tested. Contingency plans are expected to be developed by June 30, 1999. The Company estimates that as of February 9, 1999 the contingency planning phase is approximately 20% complete.

COSTS. In the ordinary course of business over the last five years, the Company has replaced major business and operating computer systems. These systems should require minimal remediation efforts because of their recent implementation. Formal Year 2000 readiness plans were established in March 1998. Since that time, the Company has incurred $1.2 million in expenses primarily for labor associated with inventory, evaluation and remediation efforts. The Company estimates its remaining costs to prepare for the Year 2000 will be $5 million to $9 million, the majority of which are non-labor costs and will be incurred in 1999. Funds to address Year 2000 issues have been provided for in the Company's existing budgets. These costs include the assignment of existing personnel to Year 2000 projects, maintenance and repair expenses, and capitalized improvements. To date no critical projects have been deferred because of Year 2000 issues. The Company does not anticipate that its costs associated with Year 2000 readiness will materially impact the Company's earnings in any year.

RISKS. Based upon information to date, the Company believes that, in the most reasonably likely worst-case scenario, Year 2000 issues could result in abnormal operating conditions, such as short-term interruption of generation, transmission and distribution functions within Electric Operations, as well as Company-wide loss of system monitoring and control functions, and loss of voice communications. These conditions, along with power outages due to possible instability of the regional electric transmission grid, could result in temporary interruption of service to customers. The Company does not believe the overall impact of this scenario will have a material impact on its financial condition or operations due to the anticipated short-term nature of interruptions.


                          ----------------------------

Readers are cautioned that forward-looking statements including those contained above, should be read in conjunction with the Company's disclosures under the heading: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" located in the preface of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk for information related to quantitative and qualitative disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and supplementary data, herein, which are indexed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                                       minnesota power, inc.  29

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for this Item is incorporated by reference herein and will be set forth under the "Election of Directors" section in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's 1998 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management" section in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference herein from the "Compensation Committee Interlocks and Insider Participation" section in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Certain Documents Filed as Part of this Form 10-K.
                                                                          Pages
    (1) Financial Statements
            Minnesota Power
            Report of Independent Accountants                              36
            Consolidated Balance Sheet at December 31, 1998 and 1997       37
            For the Three Years Ended December 31, 1998
                Consolidated Statement of Income                           38
                Consolidated Statement of Cash Flows                       39
                Consolidated Statement of Common Stock Equity              40
            Notes to Consolidated Financial Statements                    41-57

    (2) Financial Statement Schedules
            Report of Independent Accountants on Financial
              Statement Schedule                                           58
            Schedule II - Minnesota Power Valuation and Qualifying
              Accounts and Reserves                                        59

All other schedules have been omitted either because the information is not required to be reported by the Company or because the information is included in the consolidated financial statements or the notes thereto.

    (3) Exhibits including those incorporated by reference

30  minnesota power, inc.

Exhibit
Number

     *2 - Agreement and Plan of Merger by and among the Company, AC Acquisition Sub, Inc., ADESA Corporation and Certain ADESA Management Shareholders dated February 23, 1995 (filed as Exhibit 2 to Form 8-K dated March 3, 1995, File No. 1-3548).

 *3(a)1 - Articles of Incorporation, amended and restated as of May 27, 1998 (filed as Exhibit 4(a) to Form 8-K dated June 3, 1998, File
           No. 1-3548).

 *3(a)2 - Certificate Fixing Terms of Serial Preferred Stock A, $7.125 Series (filed as Exhibit 3(a)2, File No. 33-50143).

 *3(a)3 - Certificate Fixing Terms of Serial Preferred Stock A, $6.70 Series (filed as Exhibit 3(a)3, File No. 33-50143).

  *3(b) - Bylaws, as amended effective May 27, 1998 (filed as Exhibit 4(b), to Form 8-K dated June 3, 1998, File No. 1-3548).

 *4(a)1 - Mortgage and Deed of Trust, dated as of September 1, 1945, between the Company and Irving Trust Company (now The Bank of New York) and Richard H. West (W.T. Cunningham, successor), Trustees (filed as
           Exhibit 7(c), File No. 2-5865).

 *4(a)2 -  Supplemental Indentures to Mortgage and Deed of Trust:

           Number          Dated as of         Reference File            Exhibit
           -----------     -----------------   -----------------------   -------

           First           March 1, 1949       2-7826                    7(b)
           Second          July 1, 1951        2-9036                    7(c)
           Third           March 1, 1957       2-13075                   2(c)
           Fourth          January 1, 1968     2-27794                   2(c)
           Fifth           April 1, 1971       2-39537                   2(c)
           Sixth           August 1, 1975      2-54116                   2(c)
           Seventh         September 1, 1976   2-57014                   2(c)
           Eighth          September 1, 1977   2-59690                   2(c)
           Ninth           April 1, 1978       2-60866                   2(c)
           Tenth           August 1, 1978      2-62852                   2(d)2
           Eleventh        December 1, 1982    2-56649                   4(a)3
           Twelfth         April 1, 1987       33-30224                  4(a)3
           Thirteenth      March 1, 1992       33-47438                  4(b)
           Fourteenth      June 1, 1992        33-55240                  4(b)
           Fifteenth       July 1, 1992        33-55240                  4(c)
           Sixteenth       July 1, 1992        33-55240                  4(d)
           Seventeenth     February 1, 1993    33-50143                  4(b)
           Eighteenth      July 1, 1993        33-50143                  4(c)
           Nineteenth      February 1, 1997    1-3548 (1996 Form 10-K)   4(c)
           Twentieth       November 1, 1997    1-3548 (1997 Form 10-K)   4(a)3


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

                                                       minnesota power, inc.  31

Exhibit
Number

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

  *4(i) - Officer's Certificate, dated March 20, 1996, establishing the terms of the 8.05% Junior Subordinated Debentures, Series A, Due 2015 issued in connection with the 8.05% Cumulative Quarterly Income Preferred Securities of MP&L Capital I (filed as Exhibit 4(i) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

  *4(j) - Rights Agreement dated as of July 24, 1996, between the Company and the Corporate Secretary of the Company, as Rights Agent (filed as
          Exhibit 4 to Form 8-K dated August 2, 1996, File No. 1-3548).

  *4(k) - Indenture,  dated  as of May  15,  1996,  relating  to  the  ADESA
          Corporation's 7.70% Senior Notes, Series A, Due 2006, between ADESA Corporation and The Bank of New York, as Trustee (filed as Exhibit 4(k) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

  *4(l) - Guarantee of the Company, dated as of May 30, 1996, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006 (filed as
          Exhibit 4(l) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

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

32  minnesota power, inc.

Exhibit
Number

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

 *10(j) - Power  Purchase and Sale  Agreement  between the Company and Square
          Butte  Electric  Cooperative,  dated as of  May 29,  1998  (filed  as
          Exhibit 10 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3548).

+*10(k) - Minnesota Power Executive  Annual  Incentive  Plan,  effective
          January 1, 1996 (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

+*10(l) - Minnesota  Power and Affiliated  Companies  Supplemental  Executive
          Retirement Plan, as amended and restated, effective August 1, 1994 (filed as Exhibit 10(b) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

+*10(m) - Executive  Investment  Plan-I,  as amended and restated,  effective
          November 1, 1988 (filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(n) - Executive  Investment Plan-II, as amended and restated,  effective
          November 1, 1988 (filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(o) - Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(p) - Executive Long-Term Incentive Plan, as amended and restated, effective
          January 1, 1994 (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(q) - Minnesota Power Executive Long-Term Incentive Compensation Plan, effective January 1, 1996 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

+*10(r) - Directors' Long-Term Incentive Plan, as amended and restated, effective January 1, 1994 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(s) - Minnesota Power Director Stock Plan, effective January 1, 1995 (filed as Exhibit 10 to Form 10-Q for the quarter ended March 31, 1995, File No. 1-3548).

+*10(t) - Minnesota Power Director Long-Term Stock Incentive Plan,  effective
          January 1, 1996 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

     12 - Computation  of Ratios of Earnings to Fixed Charges and  Supplemental
          Ratios of Earnings to Fixed Charges.

    *21 - Subsidiaries  of the Registrant  (reference is made to the Company's
          Form U-3A-2 for the year ended December 31, 1998,  File No. 69-78).

  23(a) - Consent of Independent Accountants.

  23(b) - Consent of General Counsel.

     27 - Financial Data Schedules.


--------------------------------------------------
  * Incorporated herein by reference as indicated.
  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K.

    None.

                                                       minnesota power, inc.  33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MINNESOTA POWER, INC.



Dated: February 9, 1999                       By       Edwin L. Russell
                                                 -----------------------------
                                                       Edwin L. Russell
                                                   Chairman, President and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature             Title                         Date


     Edwin L. Russell            Chairman, President,          February 9, 1999
---------------------------  Executive Officer and Director
     Edwin L. Russell


     David G. Gartzke        Senior Vice President - Finance   February 9, 1999
---------------------------   and Chief Financial Officer
     David G. Gartzke


      Mark A. Schober               Controller                 February 9, 1999
---------------------------
      Mark A. Schober


    Kathleen A. Brekken              Director                  February 9, 1999
---------------------------
    Kathleen A. Brekken


     Merrill K. Cragun               Director                  February 9, 1999
---------------------------
     Merrill K. Cragun


      Dennis E. Evans                Director                  February 9, 1999
---------------------------
      Dennis E. Evans


     Peter J. Johnson                Director                  February 9, 1999
---------------------------
     Peter J. Johnson


      George L. Mayer                Director                  February 9, 1999
---------------------------
      George L. Mayer


      Jack I. Rajala                 Director                  February 9, 1999
---------------------------
      Jack I. Rajala


      Arend J. Sandbulte             Director                  February 9, 1999
---------------------------
      Arend J. Sandbulte


        Nick Smith                   Director                  February 9, 1999
---------------------------
        Nick Smith


       Bruce W. Stender              Director                  February 9, 1999
---------------------------
       Bruce W. Stender


      Donald C. Wegmiller            Director                  February 9, 1999
---------------------------
      Donald C. Wegmiller


34  minnesota power, inc.

                              Minnesota Power, Inc.

                        Consolidated Financial Statements

              For the Years Ended December 31, 1998, 1997 and 1996

                                      with

                        Report of Independent Accountants

                                       and

                              Report of Management

REPORTS

INDEPENDENT ACCOUNTANTS                                                 [Logo]

To the Shareholders and
Board of Directors of Minnesota Power

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of common stock equity present fairly, in all material respects, the financial position of Minnesota Power and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 14, 1999





MANAGEMENT

The consolidated financial statements and other financial information were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on informed judgments and best estimates and assumptions of management.

To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls designed to provide assurance, on a cost effective basis, that transactions are carried out in accordance with management's authorizations and that assets are safeguarded against loss from unauthorized use or disposition. The system includes an organizational structure which provides an appropriate segregation of responsibilities, careful selection and training of personnel, written policies and procedures, and periodic reviews by the internal audit department. In addition, the Company has a personnel policy which requires all employees to maintain a high standard of ethical conduct. Management believes the system is effective and provides reasonable assurance that all transactions are properly recorded and have been executed in accordance with management's authorization. Management modifies and improves its system of internal accounting controls in response to changes in business conditions. The Company's internal audit staff is charged with the responsibility for determining compliance with Company procedures.

Three directors of the Company, not members of management, serve as the Audit Committee. The Board of Directors, through its Audit Committee, oversees management's responsibilities for financial reporting. The Audit Committee meets regularly with management, the internal auditors and the independent accountants to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. The internal auditors and the independent accountants have full and free access to the Audit Committee without management present.

PricewaterhouseCoopers LLP, independent accountants, are engaged to express an opinion on the financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal controls and tests of transactions to the extent necessary to allow them to report on the fairness of the operating results and financial condition of the Company.




Edwin L. Russell                                      David G. Gartzke

Edwin L. Russell                                      David G. Gartzke
Chairman, President and Chief Executive Officer       Chief Financial Officer

36  minnesota power, inc.

CONSOLIDATED FINANCIAL STATEMENTS

MINNESOTA POWER CONSOLIDATED BALANCE SHEET

December 31                                               1998            1997
--------------------------------------------------------------------------------
Millions
Assets
Plant and Investments
   Electric Operations                                 $  771.5        $  783.5
   Water Services                                         329.4           322.2
   Automotive Services                                    186.2           167.1
   Investments                                            263.5           252.9
                                                       --------        --------
      Total Plant and Investments                       1,550.6         1,525.7
                                                       --------        --------
Current Assets
   Cash and Cash Equivalents                               89.4            57.9
   Trading Securities                                     169.9           123.5
   Accounts Receivable - Net                              156.1           146.4
   Fuel, Material and Supplies                             24.0            25.0
   Prepayments and Other                                   48.1            32.5
                                                       --------        --------
      Total Current Assets                                487.5           385.3
                                                       --------        --------
Other Assets
   Goodwill                                               169.8           158.9
   Deferred Regulatory Charges                             56.1            64.4
   Other                                                   53.1            54.6
                                                       --------        --------
      Total Other Assets                                  279.0           277.9
                                                       --------        --------
Total Assets                                           $2,317.1        $2,188.9

--------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
   Common Stock Without Par Value, 130.0
      Shares Authorized 36.2 and 33.6
      Shares Outstanding                               $  529.0        $  416.0
   Unearned ESOP Shares                                   (62.5)          (65.9)
   Accumulated Other Comprehensive Income                   1.5             3.8
   Retained Earnings                                      317.6           296.1
                                                       --------        --------
      Total Common Stock Equity                           785.6           650.0
   Cumulative Preferred Stock                              11.5            11.5
   Redeemable Serial Preferred Stock                       20.0            20.0
   Company Obligated Mandatorily Redeemable
      Preferred Securities of Subsidiary MP&L
      Capital I Which Holds Solely Company Junior
      Subordinated Debentures                              75.0            75.0
   Long-Term Debt                                         672.2           685.4
                                                       --------        --------
      Total Capitalization                              1,564.3         1,441.9
                                                       --------        --------
Current Liabilities
   Accounts Payable                                       123.3            97.0
   Accrued Taxes, Interest and Dividends                   62.9            66.5
   Notes Payable and Long-Term Debt Due
     Within One Year                                       90.0           133.8
   Other                                                   69.8            45.3
                                                       --------        --------
      Total Current Liabilities                           346.0           342.6
                                                       --------        --------
Other Liabilities
   Accumulated Deferred Income Taxes                      153.4           151.3
   Contributions in Aid of Construction                   108.2           102.6
   Deferred Regulatory Credits                             55.2            60.7
   Other                                                   90.0            89.8
                                                       --------        --------
      Total Other Liabilities                             406.8           404.4
                                                       --------        --------
Commitments and Contingencies
                                                       --------        --------
Total Capitalization and Liabilities                   $2,317.1        $2,188.9

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                                                       minnesota power, inc.  37

MINNESOTA POWER CONSOLIDATED STATEMENT OF INCOME

For the Year Ended December 31                 1998         1997          1996
--------------------------------------------------------------------------------
Millions except per share amounts

Operating Revenue
   Electric Operations                      $  559.9       $541.9        $529.2
   Water Services                               95.6         95.5          85.2
   Automotive Services                         328.4        255.5         183.9
   Investments                                  55.8         60.7          48.6
                                            --------       ------        ------
      Total Operating Revenue                1,039.7        953.6         846.9
                                            --------       ------        ------

Operating Expenses
   Fuel and Purchased Power                    205.7        194.1         190.9
   Operations                                  635.4        579.9         512.2
   Interest Expense                             64.9         64.2          62.1
                                            --------       ------        ------
      Total Operating Expenses                 906.0        838.2         765.2
                                            --------       ------        ------

Income from Equity Investments                  14.8         14.8          11.8
                                            --------       ------        ------

Operating Income                               148.5        130.2          93.5

Distributions on Redeemable Preferred
 Securities of Subsidiary                        6.0          6.0           4.7

Income Tax Expense                              54.0         46.6          19.6
                                            --------       ------        ------

Net Income                                      88.5         77.6          69.2

Dividends on Preferred Stock                     2.0          2.0           2.4
                                            --------       ------        ------

Earnings Available for Common Stock         $   86.5       $ 75.6        $ 66.8
                                            --------       ------        ------

Average Shares of Common Stock
   Basic                                        32.0         30.6          29.3
   Diluted                                      32.1         30.6          29.3

Earnings Per Share of Common Stock
   Basic                                       $2.70        $2.47         $2.28
   Diluted                                     $2.69        $2.47         $2.28

Dividends Per Share of Common Stock            $2.04        $2.04         $2.04
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


38  minnesota power, inc.

MINNESOTA POWER CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31                   1998        1997         1996
--------------------------------------------------------------------------------
Millions

Operating Activities
   Net Income                                   $ 88.5      $ 77.6       $ 69.2
   Income From Equity Investments - Net of
     Dividends Received                          (13.7)      (13.9)       (11.0)
   Depreciation and Amortization                  75.0        70.8         65.1
   Deferred Income Taxes                           1.1         2.0        (11.8)
   Pre-Tax Gain on Sale of Plant                  (0.6)      (14.0)        (1.6)
   Changes In Operating Assets and
     Liabilities - Net of the Effects
      of Subsidiary Acquisitions
         Trading Securities                      (46.4)      (36.7)       (46.8)
         Accounts Receivable                      (9.7)       20.0        (17.5)
         Fuel, Material and Supplies               1.0        (1.8)         3.2
         Accounts Payable                         26.4        20.9         (0.1)
         Other Current Assets and Liabilities      5.1        (5.0)        15.2
   Other - Net                                    19.6        12.5         15.7
                                                ------      ------       ------
         Cash From Operating Activities          146.3       132.4         79.6
                                                ------      ------       ------

Investing Activities
   Proceeds From Sale of Investments
     in Securities                                35.2        47.7         43.1
   Proceeds From Sale of Plant                     1.4        19.4          8.8
   Additions to Investments                      (33.1)      (42.5)       (76.7)
   Additions to Plant                            (80.8)      (72.2)      (101.5)
   Acquisition of Subsidiaries - Net of
     Cash Acquired                               (23.8)       (2.4)       (66.9)
   Other - Net                                     2.3        17.5          6.5
                                                ------      ------       ------
         Cash For Investing Activities           (98.8)      (32.5)      (186.7)
                                                ------      ------       ------

Financing Activities
   Issuance of Long-Term Debt                      2.0       176.7        205.5
   Issuance of Company Obligated Mandatorily
      Redeemable Preferred Securities of
      Subsidiary MP&L Capital I - Net                -           -         72.3
   Issuance of Common Stock                      111.0        19.7         19.0
   Changes in Notes Payable - Net                (48.1)      (27.2)        56.3
   Reductions of Long-Term Debt                  (10.0)     (187.8)      (155.3)
   Redemption of Preferred Stock                     -           -        (17.6)
   Dividends on Preferred and Common Stock       (67.0)      (64.5)       (62.0)
                                                ------      ------       ------
         Cash From (For) Financing Activities    (12.1)      (83.1)       118.2
                                                ------      ------       ------

Effect of Exchange Rate Changes on Cash           (3.9)       (1.7)         0.1
                                                ------      ------       ------

Change in Cash and Cash Equivalents               31.5        15.1         11.2

Cash and Cash Equivalents at Beginning
  of Period                                       57.9        42.8         31.6
                                                ------      ------       ------

Cash and Cash Equivalents at End of Period      $ 89.4      $ 57.9       $ 42.8
                                                ------      ------       ------

Supplemental Cash Flow Information
   Cash Paid During the Period For
      Interest - Net of Capitalized              $63.0       $66.2        $54.4
      Income Taxes                               $54.4       $31.3        $25.5

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


                                                       minnesota power, inc.  39

MINNESOTA POWER CONSOLIDATED STATEMENT OF COMMON STOCK EQUITY

                                                                                   Accumulated
                                                          Total                       Other                     Unearned
                                                         Common       Retained    Comprehensive     Common        ESOP
                                                      Stock Equity    Earnings       Income          Stock       Shares
------------------------------------------------------------------------------------------------------------------------
Millions
Balance at December 31, 1995                              $584.1        $276.2         $3.1         $377.7       $(72.9)

Comprehensive Income
   Net Income                                               69.2          69.2
   Other Comprehensive Income - Net of Tax
      Unrealized Losses on Securities - Net                 (0.5)                      (0.5)
      Foreign Currency Translation Adjustments               0.1                        0.1
                                                          ------
         Total Comprehensive Income                         68.8

Common Stock Issued - Net                                   16.5                                      16.5

Dividends Declared                                         (62.0)        (62.0)

Redemption of Preferred Stock                               (0.4)         (0.4)

ESOP Shares Earned                                           3.8                                                    3.8
                                                          ------        ------         ----         ------       ------

Balance at December 31, 1996                               610.8         283.0          2.7          394.2        (69.1)

Comprehensive Income
   Net Income                                               77.6          77.6
   Other Comprehensive Income - Net of Tax
      Unrealized Gains on Securities - Net                   2.8                        2.8
      Foreign Currency Translation Adjustments              (1.7)                      (1.7)
                                                          ------
         Total Comprehensive Income                         78.7

Common Stock Issued - Net                                   21.8                                      21.8

Dividends Declared                                         (64.5)        (64.5)

ESOP Shares Earned                                           3.2                                                    3.2
                                                          ------        ------         ----         ------       ------

Balance at December 31, 1997                               650.0         296.1          3.8          416.0        (65.9)

Comprehensive Income
   Net Income                                               88.5          88.5
   Other Comprehensive Income - Net of Tax
      Unrealized Gains on Securities - Net                   1.6                        1.6
      Foreign Currency Translation Adjustments              (3.9)                      (3.9)
                                                          ------
         Total Comprehensive Income                         86.2

Common Stock Issued - Net                                  113.0                                     113.0

Dividends Declared                                         (67.0)        (67.0)

ESOP Shares Earned                                           3.4                                                    3.4
                                                          ------        ------         ----         ------       ------

Balance at December 31, 1998                              $785.6        $317.6         $1.5         $529.0       $(62.5)

--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


40 minnesota power, inc.

NOTES TO FINANCIAL STATEMENTS

1 BUSINESS SEGMENTS
Millions

                                                                                               Investments
                                                                                           --------------------
                                                       Electric      Water   Automotive    Portfolio &   Real     Corporate
For the Year Ended December 31        Consolidated    Operations   Services  Services<F1>  Reinsurance   Estate    Charges
---------------------------------------------------------------------------------------------------------------------------
1998
Operating Revenue                       $1,039.7        $559.9       $95.6     $328.4<F2>    $22.7       $33.4      $ (0.3)
Operation and Other Expense                766.1         411.3        61.0      256.1          3.3        19.2<F4>    15.2
Depreciation and Amortization               75.0          47.1        11.8       15.7            -         0.1         0.3
Interest Expense                            64.9          22.1        10.3        9.7            -           -        22.8
Income from Equity Investments              14.8          (0.1)          -          -         14.9           -           -
                                        --------        ------       -----     ------        -----       -----      ------
Operating Income (Loss)                    148.5          79.3        12.5       46.9         34.3        14.1       (38.6)
Distributions on Redeemable
  Preferred Securities of Subsidiary         6.0           1.7           -          -            -           -         4.3
Income Tax Expense (Benefit)                54.0          30.2         5.0       21.4         12.7         6.1       (21.4)
                                        --------        ------       -----     ------        -----       -----      ------
Net Income (Loss)                       $   88.5        $ 47.4       $ 7.5     $ 25.5        $21.6       $ 8.0      $(21.5)
                                        --------        ------       -----     ------        -----       -----      ------

Total Assets                            $2,317.1        $999.9      $376.0     $529.3<F3>   $334.9       $76.7        $0.3
Accumulated Depreciation
  and Amortization                        $775.6        $596.1      $135.2      $42.7            -        $1.6           -
Construction Work in Progress              $17.2          $5.7       $10.7       $0.8            -           -           -
Capital Expenditures                       $80.8         $36.1       $21.8      $22.0            -        $0.1        $0.8
---------------------------------------------------------------------------------------------------------------------------

1997
Operating Revenue                         $953.6        $541.9       $95.5     $255.5<F2>    $22.1       $38.8      $ (0.2)
Operation and Other Expense                703.2         403.7        60.6      203.2          2.1        21.9<F4>    11.7
Depreciation and Amortization               70.8          45.2        11.2       14.0            -         0.1         0.3
Interest Expense                            64.2          21.3        11.0        9.9            -         0.8        21.2
Income from Equity Investments              14.8             -           -          -         14.8           -           -
                                          ------        ------       -----     ------        -----       -----      ------
Operating Income (Loss)                    130.2          71.7        12.7       28.4         34.8        16.0       (33.4)
Distributions on Redeemable
  Preferred Securities of Subsidiary         6.0           1.6           -          -            -           -         4.4
Income Tax Expense (Benefit)                46.6          27.0         4.5       14.4         12.1         6.6       (18.0)
                                          ------        ------       -----     ------        -----       -----      ------
Net Income (Loss)                         $ 77.6        $ 43.1       $ 8.2     $ 14.0        $22.7       $ 9.4      $(19.8)
                                          ------        ------       -----     ------        -----       -----      ------

Total Assets                            $2,188.9        $973.9      $384.7     $474.7<F3>   $288.2       $66.7        $0.7
Accumulated Depreciation
  and Amortization                        $713.2        $562.1      $122.9      $26.9            -        $1.3           -
Construction Work in Progress              $26.2         $11.2        $9.6       $5.4            -           -           -
Capital Expenditures                       $72.2         $34.6       $22.2      $11.2            -        $0.2        $4.0
---------------------------------------------------------------------------------------------------------------------------

1996
Operating Revenue                         $846.9        $529.2       $85.2     $183.9<F2>    $20.7       $29.2      $ (1.3)
Operation and Other Expense                638.0         400.9        53.6      152.8          2.7        17.1<F4>    10.9
Depreciation and Amortization               65.1          42.2        11.0       11.7            -         0.2           -
Interest Expense                            62.1          22.5        12.5       11.7            -         1.2        14.2
Income from Equity Investments              11.8             -           -          -         11.8           -           -
                                          ------        ------       -----     ------        -----       -----      ------
Operating Income (Loss)                     93.5          63.6         8.1        7.7         29.8        10.7       (26.4)
Distributions on Redeemable
  Preferred Securities of Subsidiary         4.7           1.3           -          -            -           -         3.4
Income Tax Expense (Benefit)                19.6          22.9         2.7        4.0          6.4        (4.0)<F5>  (12.4)
                                          ------        ------       -----      -----        -----       -----      ------
Net Income (Loss)                         $ 69.2        $ 39.4       $ 5.4      $ 3.7        $23.4       $14.7      $(17.4)
                                          ------        ------       -----      -----        -----       -----      ------

Total Assets                            $2,148.7        $995.8      $371.2     $459.5<F3>   $255.7       $64.7        $1.8
Accumulated Depreciation
  and Amortization                        $662.4        $533.5      $113.8      $14.1            -        $1.0           -
Construction Work in Progress              $22.7          $4.0        $7.1      $11.6            -           -           -
Capital Expenditures                      $101.5         $37.5       $22.2      $41.7            -        $0.1           -
---------------------------------------------------------------------------------------------------------------------------

<F1> Purchased 80% of ADESA,  including AFC and Great Rigs, on July 1, 1995, another 3% in January 1996 and the remaining 17% in August 1996.
<F2> Included $30.6 million of Canadian operating revenue in 1998 ($22.4 million in 1997;  $18.4 million in 1996).
<F3> Included $24.9 million of Canadian assets in 1998  ($19.8  million in 1997;
     $21.2  million in 1996).
<F4> Included  $2.0 million of minority  interest in 1998 ($2.3 million in 1997;
     $3.7  million in 1996).
<F5> Included $8.2 million of tax benefits in 1996. (See Note 14.)

                                                       minnesota power, inc.  41

2 OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PREPARATION. Minnesota Power prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make informed judgments, best estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiary companies. All material intercompany balances and transactions have been eliminated in consolidation. Information for prior periods has been reclassified to present comparable information for all periods.

NATURE OF OPERATIONS AND REVENUE RECOGNITION. Minnesota Power is a broadly diversified service company that has operations in four principal business segments. The Electric Operations, Water Services and Automotive Services
segments were determined based on products and services provided. The Investments segment was determined based on short-term corporate liquidity needs and the need to provide financial flexibility to pursue strategic initiatives in the other business segments. The Company measures performance of its operations through careful budgeting and monitoring of contributions by business segment to consolidated net income. Corporate Charges consist of expenses incurred by the Company's corporate headquarters and interest and preferred stock expense not specifically identifiable to a business segment. Management's policy is to not allocate these expenses to business segments.

ELECTRIC OPERATIONS. Electric Operations generate, transmit, distribute and market electricity. Electric service is provided to 138,000 customers in northeastern Minnesota and northwestern Wisconsin. Large Power Customers, which include five taconite producers, four paper and pulp mills, and two pipeline companies, purchase about half of the electricity the Company sells under all-requirements contracts with expiration dates extending from May 2001 through December 2008. (See Item 1 - Electric Operations - Large Power Customers in this Form 10-K.) BNI Coal, a wholly owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. Square Butte supplies approximately 71% (322 MW) of its output to Minnesota Power under a long-term contract. (See Note 11.)

Electric rates are under the jurisdiction of various state and federal regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for service provided but not billed. Electric rates include adjustment clauses which bill or credit customers for fuel and purchased energy costs above or below the base levels in rate schedules and bill retail customers for the recovery of CIP expenditures not collected in base rates.

WATER SERVICES. Water Services include several wholly owned subsidiaries of the Company. Florida Water is the largest investor owned supplier of water and wastewater utility services in Florida. Heater provides water and wastewater services primarily in North Carolina. In total, 164,000 water and 70,000 wastewater treatment customers are served. Water and wastewater rates are under the jurisdiction of various state and county regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for services provided but not billed. Instrumentation Services, Inc., U.S. Maintenance and Management, and Vibration Correction Services, Inc. provide predictive and preventive maintenance services to water utility companies and other industrial operations in the United States. Americas' Water offers contract management, operations and maintenance services to governments and industries.

AUTOMOTIVE SERVICES. Automotive Services include wholly owned subsidiaries operating as integral parts of the vehicle auction business: ADESA, a network of vehicle auctions; AFC, a finance company; Great Rigs, an auto transport company; and PAR, a vehicle remarketing company. ADESA is one of the three largest vehicle auction networks in the United States. ADESA owns and operates 28 vehicle auctions in the United States and Canada through which used cars and other vehicles are purchased and sold by franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. PAR provides customized remarketing services, including transporting and liquidating off-lease vehicles, to various businesses with fleet operations. AFC provides inventory financing for wholesale and retail automobile dealers who purchase vehicles at ADESA auctions, independent auctions and other auction chains. AFC has 84 loan production offices located across the United States and Canada. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC. Great Rigs is one of the nation's largest used automobile transport companies with 145 automotive carriers. It offers customers pick up and delivery service through 13 strategically located transportation hubs in the United States. ADESA and Great Rigs recognize revenue when services are performed. AFC revenue is comprised of gains on sales of receivables, and interest, fee and servicer income. As is customary for finance companies, AFC's revenue is reported net of interest expense of $1.8 million in 1998 ($1.5 million in 1997; $2.2 million in 1996).

INVESTMENTS. The Company's securities portfolio is intended to provide stable earnings and liquidity. Proceeds from the securities portfolio are available for reinvestment in existing businesses, to fund strategic initiatives and for other corporate purposes. The Company has a 21% ownership in Capital Re, a financial guaranty reinsurance and specialty insurance company, accounted for using the equity method. Investments also include intermediate-term investments in venture capital funds that invest in developing utility technologies, and an 80% ownership in Lehigh, a Florida company which through its subsidiaries owns real estate in Florida. Real estate revenue is recognized on the accrual basis.

42  minnesota power, inc.

PLANT DEPRECIATION. Plant is recorded at original cost, and is reported on the balance sheet net of accumulated depreciation. Expenditures for additions and significant replacements and improvements are capitalized; maintenance and repair costs are expensed as incurred. When utility plant is retired or otherwise disposed of, the cost less net proceeds is normally charged to accumulated depreciation and no gain or loss is recognized. Contributions in aid of construction relate to water utility assets, and are amortized over the estimated life of the associated asset. This amortization reduces depreciation expense.

Depreciation is computed using the estimated useful lives of the various classes of plant. In 1998 average depreciation rates for the electric, water and automotive segments were 3.5%, 2.6% and 4.1%, respectively (3.4%, 2.7% and 4.1%, respectively, in 1997; 3.2%, 2.6% and 3.5%, respectively, in 1996).

ACCOUNTS RECEIVABLE. Accounts receivable is reported on the balance sheet net of reserves and includes finance receivables from the floorplan financing business and real estate operations. The reserves for uncollectible accounts are based on management's evaluation of the receivable portfolio under current conditions, the size of the portfolio, overall portfolio quality, review of specific problems and such other factors which in management's judgment deserve recognition in estimating losses.

AFC sells eligible finance receivables on a revolving basis through a private securitization structure which expires at the end of 2001. Third party purchasers have agreed to purchase up to $225 million of finance receivables, subject to certain eligibility criteria. At December 31, 1998 $202.9 million of finance receivables had been sold under the structure ($145.0 million at December 31, 1997), and AFC's securitization residual interest was $20.1 million ($12.3 million at December 31, 1997). The residual interest is recorded in prepayments and other assets at estimated fair value, with unrealized gains and losses recognized in earnings. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold. A discount rate was not used due to the short-term nature of the receivables sold.

Accounts Receivable
December 31                                         1998             1997
--------------------------------------------------------------------------------
Millions
  Trade Accounts Receivable                        $116.0           $106.2
    Less Reserve for Doubtful Accounts                6.0              5.1
                                                   ------           ------
                                                    110.0            101.1
                                                   ------           ------

  Finance Receivables                               252.6            193.1
    Less Amount Sold                                202.9            145.0
         Reserve for Doubtful Accounts                3.6              2.8
                                                   ------           ------
                                                     46.1             45.3
                                                   ------           ------

  Total Accounts Receivable                        $156.1           $146.4
--------------------------------------------------------------------------------

FUEL, MATERIAL AND SUPPLIES. Fuel, material and supplies are stated at the lower of cost or market. Cost is determined by the average cost method.

GOODWILL.  Goodwill  primarily  relates to the Automotive  Services  segment and
represents  the  excess  of  cost  over  net  assets  of  businesses   acquired.
Amortization is computed on a straight-line basis over a 40 year period.

DEFERRED REGULATORY CHARGES AND CREDITS. The Company's utility operations are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." The Company capitalizes as deferred regulatory charges incurred costs which are probable of recovery in future utility rates. Deferred regulatory credits represent amounts expected to be credited to customers in rates. (See Note 3.)

UNAMORTIZED EXPENSE, DISCOUNT AND PREMIUM ON DEBT. Expense, discount and premium on debt are deferred and amortized over the lives of the related issues.

CASH AND CASH EQUIVALENTS. The Company considers all investments purchased with maturities of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION. Results of operations for Automotive Services' Canadian subsidiaries are translated into United States dollars using the average exchange rates during the period. Assets and liabilities are translated into United States dollars using the exchange rate on the balance sheet date, except for intangibles and fixed assets, which are translated at historical rates.

                                                       minnesota power, inc.  43

3 REGULATORY MATTERS

The Company files for periodic rate revisions with the Minnesota Public Utilities Commission (MPUC), the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and other state and county regulatory authorities. The MPUC had regulatory authority over approximately 67% in 1998 (68% in 1997; 69% in 1996) of the Company's total electric operating revenue. Interim rates in Minnesota and Florida are placed into effect, subject to refund with interest, pending a final decision by the appropriate commission.

ELECTRIC RATES. Retail deregulation of the electric industry is being considered at both the federal and state level. With electric rates among the lowest in the United States and with long-term wholesale and large power customer retail contracts in place, Minnesota Power believes Electric Operations are well positioned to address competitive pressures. While Congress is not expected to pass legislation in 1999, the Company cannot predict the timing or substance of any future legislation which might ultimately be enacted. However, the Company will take the necessary steps to maintain its competitive position as a low-cost and long-term supplier to large industrial customers.

WATER AND WASTEWATER RATES. 1995 RATE CASE. Florida Water requested an $18.1 million annual rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. The new rates were implemented in September 1996. In November 1996 Florida Water filed with the Florida First District Court of Appeals (Court of Appeals) an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In the course of the appeals process, the FPSC reconsidered an issue in its initial decision and, in June 1997, allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer fees. On June 10, 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. On December 15, 1998 the FPSC granted Florida Water an additional annual revenue increase of approximately $1.2 million related to several of the issues reversed by the Court of Appeals, and permitted collection of approximately $2.4 million in surcharges to reimburse Florida Water for revenue (plus interest) wrongfully denied in the FPSC's October 1996 order. Florida Water began collecting the new rates in January 1999 and expects to begin collecting the surcharges during the first quarter of 1999. The FPSC reopened the record on two remaining issues on remand from the Court of Appeals regarding the amount of investment in utility facilities recoverable in rates from current customers. A decision in the Company's favor would result in additional revenue and surcharges. A hearing with respect to the two remaining issues has not been scheduled by the FPSC. The Company is unable to predict the timing or outcome of these proceedings.

1991 RATE CASE REFUNDS. In 1995 the Court of Appeals reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates" all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order on January 26, 1998 that did not require refunds. Florida Water's potential refund liability at that time was about $12.5 million, which included interest, to customers who paid more under uniform rates.

In the same January 26, 1998 order, the FPSC required Florida Water to refund $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case (see 1995 Rate Case). The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Customer groups which paid more under uniform rates have appealed the FPSC's January 26, 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties on May 22, 1998. Upon issuance of the June 10, 1998 opinion of the Court of Appeals with respect to Florida Water's 1995 Rate Case (see 1995 Rate Case) in which the court reversed its previous ruling that the FPSC was without authority to order uniform rates, customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs on September 14, 1998. No provision for refund has been recorded. The Company is unable to predict the timing or outcome of the appeals process.

DEFERRED REGULATORY CHARGES AND CREDITS. Based on current rate treatment, the Company believes all deferred regulatory charges are probable of recovery.

44  minnesota power, inc.

Deferred Regulatory Charges and Credits
December 31                                            1998              1997
--------------------------------------------------------------------------------
Millions
   Deferred Charges
     Income Taxes                                      $17.9             $21.5
     Conservation Improvement Programs                  18.8              17.7
     Early Retirement Plan                                 -               2.8
     Postretirement Benefits                             2.8               5.4
     Premium on Reacquired Debt                          6.2               6.9
     Other                                              10.4              10.1
                                                       -----             -----
                                                        56.1              64.4
   Deferred Credits
     Income Taxes                                       55.2              60.7
                                                       -----             -----

   Net Deferred Regulatory Charges                     $ 0.9             $ 3.7
--------------------------------------------------------------------------------

4 ACQUISITIONS AND DIVESTITURES

ACQUISITION OF LAGRANGE. In 1997 the NCUC approved the transfer of LaGrange Waterworks Corporation, a water utility near Fayetteville, North Carolina, to Heater. The Company exchanged 96,000 shares of common stock, with a market value of approximately $3.4 million, for all the outstanding shares of LaGrange and accounted for the transaction as a pooling of interests. The acquisition added 5,300 water customers. Financial results prior to the acquisition were not material.

ACQUISITION OF PALM COAST. In April 1996 Palm Coast Holdings, Inc., a wholly owned subsidiary of Lehigh Acquisition Corporation, acquired real estate assets (Palm Coast) from ITT Community Development Corp. and other affiliates of ITT Industries, Inc. (ITT) for $34 million. These assets included developed residential lots, a real estate contract receivables portfolio and approximately 13,000 acres of commercial and other land. Palm Coast is a planned community located between St. Augustine and Daytona Beach, Florida. In January 1999 Florida Water purchased Palm Coast Utility Corporation (PCUC) from ITT for $16.5 million plus $1,000 per water connection for eight years. The transaction will be accounted for by the purchase method in 1999. PCUC provides service to approximately 15,000 water and 14,000 wastewater customers in Flagler County, Florida.

ACQUISITION OF ISI. In April 1996 MP Water Resources acquired all the outstanding common stock of Instrumentation Services, Inc., a predictive maintenance service business, in exchange for 96,526 shares of Minnesota Power common stock. The acquisition was accounted for as a pooling of interests. Financial results prior to the acquisition were not material.

ACQUISITION OF ADESA. The Company acquired 80% of ADESA on July 1, 1995, increased its ownership interest to 83% in January 1996 and acquired the remaining 17% interest in August 1996. The total purchase price was $227 million. The step acquisitions were accounted for by the purchase method. Accordingly, ADESA earnings have been included in the Company's consolidated financial statements based on the ownership interest as of the date of each acquisition. Acquired goodwill and other intangible assets are being amortized using the straight line method.

ACQUISITION OF AUCTION FACILITIES. ADESA acquired the assets of Greater Lansing Auto Auction in Lansing, Michigan and I-55 Auto Auction in St. Louis, Missouri in April 1998, and Ark-La-Tex Auto Auction in Shreveport, Louisiana in May 1998 for a combined purchase price of $23.8 million. The acquisitions were accounted for using the purchase method and resulted in additional goodwill of $16.3 million. Financial results for these three auctions have been included in the Company's consolidated financial statements since the dates of acquisition. Financial results prior to the acquisition were not material.

In September 1996 Minnesota Power exchanged 473,006 shares of its common stock for all the outstanding common stock of Alamo Auto Auction, Inc. and Alamo Auto Auction Houston, Inc. These acquisitions were accounted for as pooling of interests. Financial results prior to the acquisitions were not material.

SALE OF WATER PLANT ASSETS. In December 1997 Florida Water sold water and wastewater assets to Orange County in Florida for $13.1 million. The facilities served about 4,000 customers. The transaction resulted in a $4.7 million after-tax gain which was included in the Company's 1997 earnings.

In March 1996 Heater of Seabrook, Inc., a wholly owned subsidiary of Heater, sold all of its water and wastewater utility assets to the Town of Seabrook
Island, South Carolina for $5.9 million. This sale was negotiated in anticipation of an eminent domain action by the Town of Seabrook Island, South Carolina. In December 1996 Heater sold its Columbia, South Carolina area water systems to South Carolina Water and Sewer, L.L.C. The Seabrook and Columbia systems served a total of 6,500 customers. The transactions resulted in a $1 million after-tax gain which was included in the Company's 1996 earnings.

                                                       minnesota power, inc.  45

5 JOINTLY OWNED ELECTRIC FACILITY

The Company owns 80% of the 535 megawatt Boswell Energy Center Unit 4 (Boswell Unit 4). While the Company operates the plant, certain decisions with respect to the operations of Boswell Unit 4 are subject to the oversight of a committee on which the Company and Wisconsin Public Power, Inc. (WPPI), the owner of the other 20% of Boswell Unit 4, have equal representation and voting rights. Each owner must provide its own financing and is obligated to pay its ownership share of operating costs. The Company's share of direct operating expenses of Boswell Unit 4 is included in operating expense on the consolidated statement of income. The Company's 80% share of the original cost included in electric plant at December 31, 1998 was $304 million ($305 million at December 31, 1997). The corresponding provision for accumulated depreciation was $143 million ($136 million at December 31, 1997).

6 FINANCIAL INSTRUMENTS

SECURITIES INVESTMENTS. Securities investments are managed by selected outside managers as well as internal managers. Investments held principally for near-term sale are classified as trading securities and included in current assets at fair value. Changes in the fair value of trading securities are recognized in earnings. Trading securities consist primarily of the common stock of publicly traded companies, with utilities being the largest industry sector. Investments held for an indefinite period of time are classified as available-for-sale securities and included in plant and investments, or other current assets at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of tax. Unrealized losses on available-for-sale securities that are other than temporary are recognized in earnings. Realized gains and losses are computed on each specific investment sold. Available-for-sale securities consist primarily of the preferred stock of utilities and financial institutions with investment grade debt ratings.

Available-For-Sale Securities
--------------------------------------------------------------------------------
Millions
              At December 31                     Year Ended December 31
       -----------------------------   -----------------------------------------
                                                                  Net Unrealized
                                                                    Gain (Loss)
             Gross Unrealized                    Gross Realized       in Other
             ----------------  Fair     Sales    --------------   Comprehensive
        Cost  Gain    (Loss)   Value   Proceeds  Gain    (Loss)       Income
       -----  ----    ------   -----   --------  ----    ------   --------------
 1998  $70.9  $7.7    $(5.1)   $73.5    $35.7    $1.7    $(2.3)       $1.3
 1997  $60.5  $4.3    $(3.5)   $61.3    $47.7    $0.7    $(1.4)       $0.2
 1996  $68.0  $1.9    $(2.1)   $67.8    $43.1    $0.9    $(1.4)       $1.0
--------------------------------------------------------------------------------
Capital   Re   had   unrealized    gains   from    securities    classified   as
available-for-sale, and the Company's share, net of tax, was $5.5 million at December 31, 1998 ($5.0 million at December 31, 1997). The unrealized gains from Capital Re are recorded in accumulated other comprehensive income.

The net unrealized loss included in earnings for trading securities in 1998 was $0.7 million ($2 million gain in 1997; $0.9 million gain in 1996).

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND RISKS. In portfolio strategies designed to reduce market risks, the Company sells common stock securities short and enters into short sales of treasury futures contracts. Selling common stock securities short is intended to reduce market price risks associated with securities in the Company's trading securities portfolio. Realized and unrealized gains and losses from short sales of common stock securities are included in investment income. Treasury futures are used as a hedge to reduce interest rate risks associated with holding fixed dividend preferred stocks included in the Company's available-for-sale portfolio. Changes in market values of treasury futures are recognized as an adjustment to the carrying amount of the underlying hedged item. Gains and losses on treasury futures are deferred and recognized in investment income concurrently with gains and losses arising from the underlying hedged item. Generally, treasury futures contracts entered into have a maturity date of 90 days.

In December 1998 Florida Water entered into a new interest rate swap agreement with a notional amount of $35.1 million to hedge its fixed rate long-term debt. Under the new ten-year agreement, Florida Water makes quarterly payments at a variable rate based upon The Bond Market Association Municipal Swap Index weekly floating average plus 58 basis points (3.4% at December 31, 1998) and receives payments based on a fixed rate of 4.79%. This agreement is subject to market risk due to interest rate fluctuation.

46  minnesota power, inc.

The notional amounts summarized below do not represent amounts exchanged and are not a measure of the Company's financial exposure. The amounts exchanged are calculated on the basis of these notional amounts and other terms which relate to the change in interest rates or securities prices. The Company continually evaluates the credit standing of counterparties and market conditions, and does not expect any material adverse impact to its financial position from these financial instruments.

Off-Balance-Sheet Financial Instruments
December 31                               1998                    1997
--------------------------------------------------------------------------------
Millions
                                            Fair Value              Fair Value
                                  Notional    Benefit     Notional    Benefit
                                   Amount  (Obligation)    Amount  (Obligation)
                                  -------- ------------   -------- ------------

 Short Stock Sales Outstanding     $74.4      $(3.8)       $54.0      $(2.7)
 Treasury Futures                  $25.0      $ 0.5        $27.1      $(0.4)
 Interest Rate Swap                $35.1      $(0.4)       $30.0      $(0.2)
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS. With the exception of the items listed below, the estimated fair values of all financial instruments approximate the carrying amount. The fair values for the items below were based on quoted market prices for the same or similar instruments.

Financial Instruments
December 31                                     1998                1997
--------------------------------------------------------------------------------
Millions
                                         Carrying   Fair      Carrying   Fair
                                          Amount    Value      Amount    Value
                                         --------  ------     --------  ------

 Long-Term Debt                           $672.2   $717.3      $685.4   $707.4
 Redeemable Serial Preferred Stock         $20.0    $21.3       $20.0    $21.5
 Quarterly Income Preferred Securities     $75.0    $76.1       $75.0    $76.9
--------------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells electricity to about 15 customers in northern Minnesota's taconite, pipeline, paper and wood products industries. At December 31, 1998 and 1997 receivables from these customers totaled approximately $9 million. The Company does not obtain collateral to support utility receivables, but monitors the credit standing of major customers.


7 SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

The Company has bank lines of credit, which make financing available through short-term bank loans and provide support for commercial paper. At December 31, 1998 the Company had bank lines of credit aggregating $74 million ($84 million at December 31, 1997). At the end of 1998, $34 million was available for use ($84 million at December 31, 1997). At December 31, 1998 the Company had issued commercial paper with a face value of $41 million ($130 million in 1997), with liquidity provided by bank lines of credit and the Company's securities portfolio.

Certain lines of credit require a commitment fee of 0.085%. Interest rates on commercial paper and borrowings under the lines of credit ranged from 5.7% to 7.75% at December 31, 1998 (6.1% to 8.5% at December 31, 1997). The weighted average interest rate on short-term borrowings at December 31, 1998 was 5.8% (6.3% at December 31, 1997). The total amount of compensating balances at December 31, 1998 and 1997, was immaterial.

                                                       minnesota power, inc.  47

8 COMMON STOCK AND EARNINGS PER SHARE

The Articles of Incorporation, mortgage and preferred stock purchase agreements of the Company contain provisions that, under certain circumstances, would restrict the payment of common stock dividends. As of December 31, 1998 no retained earnings were restricted as a result of these provisions.

Summary of Common Stock                                    Shares      Equity
--------------------------------------------------------------------------------
Millions

   Balance at December 31, 1995                             31.5       $377.7
   1996  Employee Stock Purchase Plan                          -          0.7
         Dividend Reinvestment and Stock Purchase Plan       0.7         18.5
         Other                                               0.6         (2.7)
                                                            ----       ------
   Balance at December 31, 1996                             32.8        394.2
   1997  Employee Stock Purchase Plan                          -          0.9
         Dividend Reinvestment and Stock Purchase Plan       0.6         18.6
         Other                                               0.2          2.3
                                                            ----       ------
   Balance at December 31, 1997                             33.6        416.0
   1998  Public Offering                                     2.1         89.9
         Employee Stock Purchase Plan                          -          0.9
         Dividend Reinvestment and Stock Purchase Plan       0.4         17.1
         Other                                               0.1          5.1
                                                            ----       ------
   Balance December 31, 1998                                36.2       $529.0
--------------------------------------------------------------------------------

COMMON STOCK SPLIT. On January 15, 1999 the Board of Directors approved a two-for-one Common Stock split. Subject to regulatory approval, the effective date of the stock split will be March 2, 1999 to stockholders of record on February 16, 1999. Pro forma basic earnings per share on a post-split basis would have been $1.35 in 1998 ($1.24 in 1997; $1.14 in 1996).

COMMON STOCK ISSUANCE. In September 1998 2.1 million shares of the Company's Common Stock were sold in a public offering at $43.75 per share. Total net proceeds of approximately $89 million were used to repay outstanding commercial paper, to fund strategic initiatives and for capital expenditures. Net proceeds not immediately used for the above purposes were invested in the Company's securities portfolio.

SHAREHOLDER RIGHTS PLAN. In 1996 the Board of Directors of the Company adopted a rights plan (Rights Plan) pursuant to which it declared a dividend distribution of one preferred share purchase right (Right) for each outstanding share of common stock to shareholders of record at the close of business on July 24, 1996 (the Record Date) and authorized the issuance of one Right with respect to each share of common stock that becomes outstanding between the Record Date and July 23, 2006, or such earlier time as the Rights are redeemed.

Each Right will be exercisable to purchase one one-hundredth of a share of Junior Serial Preferred Stock A, without par value, at an exercise price of $90, subject to adjustment, following a distribution date which shall be the earlier to occur of (i) 10 days following a public announcement that a person or group (Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (Stock Acquisition Date) or (ii) 15 business days (or such later date as may be determined by the Board of Directors prior to the time that any person becomes an Acquiring Person) following the commencement of, or a public announcement of an intention to make, a tender or exchange offer if, upon consummation thereof, such person would meet the 15% threshold.

Subject to certain exempt transactions, in the event that the 15% threshold is met, each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive, upon exercise at the then current exercise price of the Right, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. If, at any time following the Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction or 50% or more of the Company's assets or earning power are sold, each Right will entitle the holder (other than the Acquiring Person) to receive, upon exercise at the then current exercise price of the Right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the Right. Certain stock acquisitions will also trigger a provision permitting the Board of Directors to exchange each Right for one share of common stock.

The Rights are nonvoting and expire on July 23, 2006, unless redeemed by the Company at a price of $.01 per Right at any time prior to the time a person becomes an Acquiring Person. The Board of Directors has authorized the reservation of one million shares of Junior Serial Preferred Stock A for issuance under the Rights Plan in the event of exercise of the Rights.

The exercise price and the number of shares of Junior Serial Preferred Stock A issuable upon exercise of the Rights will be adjusted proportionately upon completion of the pending two-for-one Common Stock split.

48  minnesota power, inc.

EARNINGS PER SHARE. The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under the Company's Executive and Director Long-Term Incentive Compensation Plans. (See Note 17.)

  Reconciliation of Basic and Diluted   Basic    Stock   Performance   Diluted
  Earnings Per Share                     EPS    Options  Share Awards    EPS
  ----------------------------------------------------------------------------

   1998
   Earnings Available for Common
     Stock - Millions                   $86.5      -          -         $86.5
   Common Shares - Millions              32.0      -         0.1         32.1
   Per Share                            $2.70      -          -         $2.69
  ----------------------------------------------------------------------------


Stock options granted in January 1998 (0.2 million) were antidilutive and not included in determining 1998 diluted earnings per share because the exercise price exceeded the average market price of the Company's Common Stock in 1998. There was no difference between basic and diluted earnings per share in 1997 and 1996. (See Note 17 for stock options granted in January 1999.)

9 INVESTMENT IN CAPITAL RE

The Company has a 21% equity investment in Capital Re, a New York Stock Exchange listed company engaged in financial guaranty reinsurance and specialty insurance. The Company uses the equity method to account for this investment. Capital Re has not yet publicly released financial information for the year ended December 31, 1998. As a result, financial information of Capital Re for the nine months ended September 30, 1998 is included in the table below. Minnesota Power's recorded equity income was based on an estimate of Capital Re's earnings for the entire year.


                                     Nine Months Ended  Year Ended December 31
                                        September 30    ----------------------
  Capital Re Financial Information         1998            1997       1996
  ----------------------------------------------------------------------------
  Millions
     Capital Re
     Investment Portfolio                $1,132.3        $1,008.0    $901.1
     Other Assets                          $338.3          $337.6    $255.3
     Liabilities                           $369.8          $327.5    $255.0
     Deferred Revenue                      $393.7          $402.1    $337.1
     Net Revenue                           $181.8          $201.7    $144.9
     Net Income                             $54.5           $70.1     $56.5

  Year Ended December 31                    1998            1997      1996
  ----------------------------------------------------------------------------

     Minnesota Power's Interest
     Equity in Earnings                     $15.1           $14.8     $11.8
     Accumulated Equity in Undistributed
       Earnings                             $81.4           $67.5     $53.7
     Equity Investment                     $133.4          $118.8    $102.3
     Fair Value of Investment              $131.0          $202.6    $152.3
     Equity Ownership                        21%             21%       21%
  ----------------------------------------------------------------------------

Capital Re is the reinsurer of approximately $156 million in principal amount of three issues of asset-backed securities issued by Commercial Financial Services Inc. (CFS). At December 31, 1998 approximately $150 million principal amount of the securities were outstanding. CFS is under investigation by the Securities and Exchange Commission, and the Oklahoma Securities Commission for allegations of irregularities relating to certain securities issued by CFS. Although CFS has not missed any bond payments and the assets backing the securities reinsured by Capital Re are currently performing according to expectations, the irregularities make it difficult to estimate collection expectations for all securities issued by CFS, including those reinsured by Capital Re. On December 11, 1998 CFS filed for Chapter 11 bankruptcy protection.

Capital Re is evaluating the CFS reinsurance contingency and is presently unable to determine the likelihood or amount of possible loss, if any. The financial information of Capital Re presented above and the Company's recorded equity in Capital Re's 1998 earnings excludes any loss that may result from this contingency. Capital Re has engaged outside consultants to review the loss exposure and expects to complete its evaluation of the contingency in the first quarter of 1999. The Company will record during the first quarter of 1999 its share of any adjustment to Capital Re's 1998 earnings resulting from this contingency.

                                                       minnesota power, inc.  49

10 PREFERRED STOCK

  Preferred Stock
  December 31                                                                           1998              1997
-----------------------------------------------------------------------------------------------------------------
  Millions
     Cumulative Preferred Stock
     Preferred Stock, $100 Par Value, 116,000 Shares Authorized;

       5% Series - 113,358 Shares Outstanding, Callable at $102.50 Per Share            $11.5            $11.5
                                                                                        -----            -----

     Redeemable Serial Preferred Stock
     Serial Preferred Stock A, Without Par Value, 2,500,000 Shares Authorized;

       $6.70 Series  - 100,000 Shares Outstanding,
         Mandatory Redemption 2002, Callable in 2000 at $100 Per Share                  $10.0            $10.0

       $7.125 Series - 100,000 Shares Outstanding,
         Mandatory Redemption 2002, Callable in 2000 at $100 Per Share                   10.0             10.0
                                                                                        -----            -----

     Total Redeemable Serial Preferred Stock                                            $20.0            $20.0
-----------------------------------------------------------------------------------------------------------------

11 SQUARE BUTTE POWER PURCHASE AGREEMENT

The Company has had a power purchase agreement with Square Butte since 1977 to provide a long-term supply of low-cost energy to customers in the Company's service territory and to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-megawatt coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

In May 1998 the Company and Square Butte entered into a new power purchase agreement (1998 Agreement), replacing the 1977 agreement. The Company extended by 20 years, to January 1, 2027, its access to Square Butte's low-cost electricity and eliminated its unconditional obligation for all of Square Butte's costs if not paid by Square Butte when due. The 1998 Agreement was reached in conjunction with the termination of Square Butte's previous leveraged lease financing arrangement and refinancing of associated debt.

Similar to the previous agreement, the Company is initially entitled to approximately 71% of the Unit's output under the 1998 Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce the Company's entitlement by 5% annually, to a minimum of 50%.

Under the 1998 Agreement, the Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Under the 1977 agreement the Company was unconditionally obligated to pay all of Square Butte's costs, if not paid by Square Butte when due. Square Butte's fixed costs consist primarily of debt service. At December 31, 1998 Square Butte had total debt outstanding of $351.4 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 1999 through 2002 and $23 million in 2003. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota Power, under a long-term contract.

The Company's cost of power purchased from Square Butte during 1998 was $58.2 million ($56.9 million in 1997; $58.2 million in 1996). This reflects the Company's pro rata share of total Square Butte costs based on the 71% output entitlement in 1998, 1997 and 1996. Included in this amount was the Company's pro rata share of interest expense of $14.6 million ($12.4 million in 1997; $13.2 million in 1996). The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

50  minnesota power, inc.

12 LONG-TERM DEBT

  Long-Term Debt
  December 31                                                   1998      1997
--------------------------------------------------------------------------------
  Millions
     Minnesota Power
       First Mortgage Bonds
         6 1/4% Series Due 2003                                $ 25.0   $ 25.0
         6.68% Series Due 2007                                   20.0     20.0
         7% Series Due 2007                                      60.0     60.0
         7 1/2% Series Due 2007                                  35.0     35.0
         7 3/4% Series Due 2007                                55.0     55.0
         7% Series Due 2008                                      50.0     50.0
         6% Pollution Control Series E Due 2022                 111.0    111.0
       Variable Demand Revenue Refunding Bonds
         Series 1997 A, B, C and D, Due 2007-2020                39.0     39.0
       Pollution Control Revenue Bonds, 6.875%, Due 2002          4.8      4.8
       Leveraged ESOP Loan, 9.125%, Due 1999-2004                10.2     11.3
       Other Long-Term Debt, Variable, Due 2001-2013              7.4      7.3

     Subsidiary Companies
       First Mortgage Bonds, 8.46%, Due 2013                     54.8     54.9
       Senior Notes, Series A, 7.70%, Due 2006                   90.0     90.0
       Industrial Development Revenue Bonds, 6.50%, Due 2025     35.1     35.1
       First Mortgage Bonds, 8.01%, Due 2017                     28.0     28.0
       Other Long-Term Debt, 6.1-8 7/8%, Due 1999-2026           55.9     63.7

     Less Due Within One Year                                    (9.0)    (4.7)
                                                               ------   ------
     Total Long-Term Debt                                      $672.2   $685.4
--------------------------------------------------------------------------------

The aggregate amount of long-term debt maturing during 1999 is $9.0 million ($9.0 million in 2000; $13.6 million in 2001; $13.9 million in 2002; and $36.1 million in 2003). Substantially all Company electric and water plant is subject to the lien of the mortgages securing various first mortgage bonds.

At December 31, 1998 subsidiaries of the Company had long-term bank lines of credit aggregating $13.8 million ($20.0 million at December 31, 1997). Drawn portions on these lines of credit aggregate $0 at December 31, 1998 ($4.5 million at December 31, 1997) and are included in subsidiary companies other long-term debt.

13 LEASING AGREEMENTS

ADESA leases three auction facilities which have five year lease terms ending in 2000 with no renewal options. Beginning the fifth year of the lease ADESA has an option to purchase the facilities at an aggregate price of $26.5 million. In the event the purchase option is not exercised, ADESA has guaranteed any deficiency in sales proceeds the lessor realizes in disposing of the leased properties should the selling price fall below $25.7 million. ADESA is entitled to any excess sales proceeds over the option price. ADESA has also guaranteed the payment of principal and interest on the lessor's indebtedness which consists of $25.7 million of 9.82% mortgage notes, due April 1, 2000.

The Company leases other properties and equipment in addition to those listed above pursuant to operating and capital lease agreements with terms expiring through 2009. The aggregate amount of future minimum lease payments for capital and operating leases during 1999 is $17.9 million ($11.2 million in 2000; $7.6 million in 2001; $5.5 million in 2002; and $2.9 million in 2003). Total rent expense was $15.6 million in 1998 ($10 million in 1997; $7.4 million in 1996).

                                                       minnesota power, inc.  51

14 INCOME TAX EXPENSE

   Income Tax Expense
   Year Ended December 31                          1998        1997       1996
--------------------------------------------------------------------------------
   Millions
      Current Tax Expense
        Federal                                   $38.5       $31.9      $23.6
        Foreign                                     4.9         3.2        2.8
        State                                       9.8        10.0        6.1
                                                  -----      ------     ------
                                                   53.2        45.1       32.5
                                                  -----      ------     ------
      Deferred Tax Expense (Benefit)
        Federal                                     0.9         4.8        0.3
        Foreign                                    (0.4)       (0.1)      (1.1)
        State                                      (0.4)       (1.5)      (1.9)
                                                  -----      ------     ------
                                                    0.1         3.2       (2.7)
                                                  -----      ------     ------
      Change in Valuation Allowance                 2.3        (0.4)      (8.2)
                                                  -----      ------     ------
      Deferred Tax Credits                         (1.6)       (1.3)      (2.0)
                                                  -----      ------     ------
      Total Income Tax Expense                    $54.0       $46.6      $19.6
--------------------------------------------------------------------------------
   Reconciliation of Taxes from Federal
   Statutory Rate to Total Income
   Tax Expense
   Year Ended December 31                          1998        1997       1996
--------------------------------------------------------------------------------
   Millions
      Tax Computed at Federal Statutory Rate      $49.8       $43.5      $31.1
      Increase (Decrease) in Tax
        State Income Taxes -
          Net of Federal Income Tax Benefit         6.6         5.6        2.9
        Change in Valuation Allowance               2.3        (0.4)      (8.2)
        Dividend Received Deduction                (2.7)       (2.0)      (1.9)
        Tax Credits                                (2.4)       (2.2)      (1.9)
        Other                                       0.4         2.1       (2.4)
                                                  -----      ------     ------
      Total Income Tax Expense                    $54.0       $46.6      $19.6
--------------------------------------------------------------------------------
   Deferred Tax Assets and Liabilities
   December 31                                                 1998       1997
--------------------------------------------------------------------------------
   Millions
      Deferred Tax Assets
        Contributions in Aid of Construction                 $ 20.3     $ 19.8
        Lehigh Basis Difference                                 9.7       15.3
        Deferred Compensation Plans                            18.9       15.6
        Depreciation                                           13.0       12.9
        Investment Tax Credits                                 20.8       22.2
        Postemployment Benefits                                 7.8        6.4
        Other                                                  42.3       35.0
                                                             ------     ------
          Gross Deferred Tax Assets                           132.8      127.2
      Deferred Tax Asset Valuation Allowance                   (2.6)      (0.3)
                                                             ------     ------
          Total Deferred Tax Assets                           130.2      126.9
                                                             ------     ------
      Deferred Tax Liabilities
        Depreciation                                          198.9      200.3
        Allowance for Funds Used
          During Construction                                  15.0       18.2
        Income from Equity Investments                         10.1        7.7
        Investment Tax Credits                                 29.6       31.3
        Other                                                  30.0       20.7
                                                             ------     ------
          Total Deferred Tax Liabilities                      283.6      278.2
                                                             ------     ------
      Accumulated Deferred Income Taxes                      $153.4     $151.3
--------------------------------------------------------------------------------

52  minnesota power, inc.

TAX BENEFITS. When SFAS 109 "Accounting for Income Taxes" was adopted in 1993, the tax basis of assets owned by Lehigh Corporation exceeded the book basis. Based upon management's best judgment at the time, the tax assets related to the basis difference were reduced by a valuation reserve due to tax rules which potentially limited the tax benefits available to the Company. Following the Palm Coast real estate acquisition in 1996, management anticipated that sufficient taxable income would exist to realize the Lehigh tax benefits despite the restrictive tax rules. In 1996 the remaining valuation reserve of $8.2 million related to the Lehigh tax assets was reversed.

UNDISTRIBUTED EARNINGS. No provision has been made for taxes on $19.1 million of pre-1993 undistributed earnings of Capital Re, an investment accounted for under the equity method. Those earnings have been and are expected to continue to be reinvested. The Company estimates that $7.9 million of tax would be payable on the pre-1993 undistributed earnings of Capital Re if the Company should sell its investment. The Company has recognized the income tax impact on undistributed earnings of Capital Re earned since January 1, 1993.

Undistributed earnings of the Company's foreign subsidiaries were approximately $9.7 million at December 31, 1998 ($6.6 million at December 31, 1997). Foreign undistributed earnings are considered to be indefinitely reinvested, and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of foreign undistributed earnings in the form of dividends or otherwise, the Company would be subject to both United States income tax (subject to an adjustment, for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred United States income tax liability is not practical due to the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the United States liability. Withholding taxes of approximately $0.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 1998 ($0.3 million at December 31, 1997).

15 OTHER COMPREHENSIVE INCOME

      Other Comprehensive Income                                         Pre-Tax         Tax Expense       Net-of-Tax
      Year Ended December 31                                              Amount          (Benefit)          Amount
---------------------------------------------------------------------------------------------------------------------

      Millions
         1996
         Unrealized Loss on Securities                                    $(0.2)            $0.3             $(0.5)
         Foreign Currency Translation Adjustments                           0.1                -               0.1
                                                                          -----             ----             -----
         Other Comprehensive Loss                                         $(0.1)            $0.3             $(0.4)
                                                                          -----             ----             -----

         1997
         Unrealized Gain on Securities                                    $ 3.6             $0.8             $ 2.8
         Foreign Currency Translation Adjustments                          (1.7)               -              (1.7)
                                                                          -----             ----             -----
         Other Comprehensive Income                                       $ 1.9             $0.8             $ 1.1
                                                                          -----             ----             -----

         1998
         Unrealized Gain on Securities
           Arising During the Year                                        $ 1.9             $0.7             $ 1.2
           Less: Gain (Loss) Recognized in Net Income                      (0.6)            (0.2)             (0.4)
                                                                          -----             ----             -----
           Net Unrealized Gain                                              2.5              0.9               1.6
         Foreign Currency Translation Adjustments                          (3.9)               -              (3.9)
                                                                          -----             ----             -----
         Other Comprehensive Loss                                         $(1.4)            $0.9             $(2.3)
---------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income at December 31, 1998 consisted of $7.1 million ($5.5 million at December 31, 1997) in net unrealized gains on securities and $(5.6) million ($(1.7) million at December 31, 1997) in foreign currency translation adjustments.

                                                       minnesota power, inc.  53

16 MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

MP&L Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities). In March 1996 the Trust publicly issued three million 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust. The proceeds from the sale of the QUIPS, and from common securities of the Trust issued to the Company, were used by the Trust to purchase from the Company $77.5 million of 8.05% Junior Subordinated Debentures, Series A, Due 2015 (Subordinated Debentures), resulting in net proceeds to the Company of $72.3 million. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.05% of the liquidation preference value of $25 per security. The Company has the right to defer interest payments on the Subordinated Debentures which would result in the similar deferral of distributions on the QUIPS during extension periods up to 20 consecutive quarters. The Company is the owner of all the common trust securities, which constitute approximately 3% of the aggregate liquidation amount of all the Trust Securities. The sole asset of the Trust is Subordinated Debentures, interest on which is deductible by the Company for income tax purposes. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.

The QUIPS are subject to mandatory redemption upon repayment of the Subordinated Debentures at maturity or upon redemption. The Company has the option to redeem the Subordinated Debentures upon the occurrence of certain events and, in any event, may do so at any time on or after March 20, 2001.

The Company has guaranteed, on a subordinated basis, payment of the Trust's obligations.

17 EMPLOYEE STOCK AND INCENTIVE PLANS

EMPLOYEE STOCK OWNERSHIP PLAN. The Company sponsors an Employee Stock Ownership Plan (ESOP) with two leveraged accounts.

A 1989 leveraged ESOP account covers all eligible nonunion Minnesota and Wisconsin utility and corporate employees. The ESOP used the proceeds from a $16.5 million loan (15 year term at 9.125%), guaranteed by the Company, to purchase 600,000 shares of Company Common Stock on the open market. These shares fund an annual benefit of not less than 2% of participants' salaries.

A 1990 leveraged ESOP account covers Minnesota and Wisconsin utility and corporate employees who participated in the non-leveraged ESOP plan prior to August 1989. In 1990 the ESOP issued a $75 million note (term not to exceed 25 years at 10.25%) to the Company as consideration for 2.8 million shares of newly issued Common Stock. These shares are used to fund an annual benefit at least equal to the value of (a) dividends on shares held in the 1990 leveraged ESOP which are used to make loan payments, and (b) tax benefits obtained from deducting eligible dividends.

The loans will be repaid with dividends received by the ESOP and with employer contributions. ESOP shares acquired with the loans were initially pledged as collateral for the loans. The ESOP shares are released from collateral and allocated to participants based on the portion of total debt service paid in the year. The ESOP shares that collateralize the loans are not included in the number of average shares used to calculate basic and diluted earnings per share.

  ESOP Compensation and Interest Expense
  Year Ended December 31                    1998          1997          1996
  -----------------------------------------------------------------------------
  Millions
     Interest Expense                       $1.0          $1.1          $1.2
     Compensation Expense                    2.8           1.7           1.8
                                            ----          ----          ----
     Total                                  $3.8          $2.8          $3.0
  -----------------------------------------------------------------------------


  ESOP Shares
  December 31                                             1998          1997
  -----------------------------------------------------------------------------
  Millions
     Allocated Shares                                      1.8           1.8
     Unreleased Shares                                     2.4           2.5
                                                           ---           ---
     Total ESOP Shares                                     4.2           4.3
  -----------------------------------------------------------------------------
     Fair Value of Unreleased Shares                    $104.0        $108.5
  -----------------------------------------------------------------------------

54  minnesota power, inc.

EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan that permits eligible employees to buy up to $23,750 per year of Company Common Stock at 95% of the market price. At December 31, 1998, 498,200 shares had been issued under the plan and 145,900 shares were held in reserve for future issuance.

STOCK OPTION AND AWARD PLANS. The Company has an Executive Long-Term Incentive Compensation Plan (Executive Plan) and a Director Long-Term Stock Incentive Plan (Director Plan), both of which became effective in January 1996. The Executive Plan allows for the grant of up to 2.1 million shares of Common Stock to key employees of the Company. The maximum number of shares of Common Stock available for grant under the Executive Plan may be increased by the number of such shares purchased on the open market. To date, these grants have taken the form of stock options, performance share awards and restricted stock awards. The Director Plan allows for the grant of up to 150,000 shares of Common Stock to nonemployee directors of the Company. Each nonemployee director receives an annual grant of 725 stock options and a biennial grant of performance shares equal to $10,000 in value of Common Stock at the date of grant.

Stock options are exercisable at the market price of common shares on the date the options are granted, and vest in equal annual installments over two years with expiration ten years from the date of grant. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of the Company. Restricted stock vests once certain periods of time have elapsed.

The Company has elected to account for its stock-based compensation plans in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly, compensation expense has not been recognized for stock options granted. Compensation expense is recognized over the vesting periods for performance and restricted share awards based on the market value of the Company's Common Stock, and was approximately $3 million in 1998 ($4 million in 1997; $1 million in 1996). Pro forma net income and earnings per share under SFAS No. 123 "Accounting for Stock-Based Compensation" have not been presented because such amounts are not materially different from actual amounts reported. This may not be representative of the pro forma effects for future years if additional awards are granted.

  Stock Option Activity                           1998                     1997                    1996
  -------------------------------------------------------------------------------------------------------------
                                                       Average                   Average               Average
                                                       Exercise                  Exercise              Exercise
                                         Options        Price       Options       Price     Options     Price
                                        --------       --------     -------      --------   -------    --------
   Outstanding, Beginning of Year       333,700         $27.78      122,300       $28.63          -          -
   Granted                              209,900         $43.25      237,900       $27.38    126,800     $28.63
   Exercised                            (56,300)        $27.90       (2,100)      $28.63          -          -
   Canceled                              (3,300)        $33.46      (24,400)      $27.86     (4,500)    $28.63
                                        -------                     -------                 -------
   Outstanding, End of Year             484,000         $34.41      333,700       $27.78    122,300     $28.63
                                        -------                     -------                 -------
   Exercisable, End of Year             180,500         $27.97       54,600       $28.63          -          -
  -------------------------------------------------------------------------------------------------------------
   Fair Value of Options Granted
     During the Year                     $10.29                       $6.54                   $6.76
  -------------------------------------------------------------------------------------------------------------

At December 31, 1998 the 484,000 options outstanding consist of 275,300 with an exercise price of $27.38 to $28.63, and 208,700 with an exercise price of $43.25. The options with an exercise price of $27.38 to $28.63 have an average remaining contractual life of 7.7 years with 180,500 exercisable on December 31, 1998 at an average price of $27.97. The options with an exercise price of $43.25 have an average remaining contractual life of 9 years with none exercisable at year end.

 Performance Share Award Activity                      1998      1997     1996
 ------------------------------------------------------------------------------

    Number of Performance Share Awards Granted        93,000    33,700   96,900
    Fair Value at Date of Grant - Millions              $4.0      $0.9     $2.8
 ------------------------------------------------------------------------------

Performance share awards granted in 1996 and 1997 have been earned. A portion of these shares was issued in 1998 with the balance to be issued in 1999 and 2000. Awards granted in 1998 are contingent upon the attainment of certain future Company performance goals.

A total of 4,000 shares of restricted stock was granted in 1998 (9,000 in 1997; 24,000 in 1996). In January 1999 the Company granted stock options to purchase approximately 350,000 shares of Common Stock (exercise price of $43.88 per share) and approximately 8,000 performance share awards.

                                                       minnesota power, inc.  55

18 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company's electric and corporate operations have noncontributory defined benefit pension plans covering eligible employees. Benefits under a defined benefit plan for Florida Water operations were frozen as of December 31, 1996 and a curtailment expense of $0.8 million was accrued in 1998 for future costs associated with termination of the plan. This curtailment expense is not included in pension expense below. At December 31, 1998 approximately 9% of the defined benefit pension plan assets were invested in Company Common Stock. The Company has defined contribution pension plans covering eligible employees, for which the aggregate annual cost was $3.9 million ($3.2 million in 1997; $2.0 million in 1996). The Company provides certain health care and life insurance benefits for retired employees in the electric, corporate and water operations. The deferred regulatory charge for postretirement health and life benefits is being amortized over five years ending in 1999.

                                          Pension              Health and Life
  Actuarial Assumptions               1998       1997         1998        1997
 -------------------------------------------------------------------------------

  Discount Rate                       6.75%       7.75%        6.75%       7.75%
  Expected Return on Plan Assets      10.0%        9.0%         9.0%        9.0%
  Rate of Compensation Increase    3.5-4.5%    4.0-8.0%     3.5-4.5%    4.0-8.0%
  Health Care Cost Trend Rate            -           -          8.6%        9.4%
 -------------------------------------------------------------------------------

The assumed health care cost trend rate declines gradually to a rate of 5.0% by 2002.

  Plan Status                                Pension           Health and Life
  At September 30                        1998      1997       1998        1997
 ------------------------------------------------------------------------------
  Millions
     Change in Benefit Obligation
     Obligation, Beginning of Year      $218.8    $205.5      $50.7     $ 53.3
     Service Cost                          4.1       3.6        2.3        2.6
     Interest Cost                        16.3      15.8        3.8        4.1
     Actuarial Loss (Gain)                19.8       8.3        3.6       (7.8)
     Participant Contributions               -         -        0.7        0.7
     Benefits Paid                       (14.4)    (14.4)      (2.5)      (2.2)
                                        ------    ------      -----     ------
     Obligation, End of Year             244.6     218.8       58.6       50.7
                                        ------    ------      -----     ------
     Change in Plan Assets
     Fair Value, Beginning of Year       270.8     233.0       20.4       10.9
     Actual Return on Assets               9.8      51.1        1.4        3.0
     Employer Contribution                   -         -        7.6        8.0
     Participant Contributions               -         -        0.7        0.7
     Benefits Paid                       (14.4)    (14.4)      (2.5)      (2.2)
     Other                                 1.3       1.1          -          -
                                        ------    ------      -----     ------
     Fair Value, End of Year             267.5     270.8       27.6       20.4
                                        ------    ------      -----     ------

     Funded Status                        22.9      52.0      (31.0)     (30.3)
     Unrecognized Amounts
       Net Gain                          (31.4)    (64.4)     (18.8)     (23.0)
       Prior Service Cost                  4.7       5.2       (3.8)      (4.1)
       Transition Obligation               1.2       1.4       37.3       40.0
       Other                                 -         -         -        (1.1)
                                        ------    ------      -----     ------
     Liability Recognized               $ (2.6)   $ (5.8)    $(16.3)    $(18.5)
 ------------------------------------------------------------------------------

56  minnesota power, inc.

 Benefit Expense
 Year Ended December 31                       1998        1997       1996
--------------------------------------------------------------------------------
 Millions
    Pension Benefits
    Service Cost                             $ 4.1        $ 3.6      $ 3.7
    Interest Cost                             16.3         15.8       15.1
    Expected Return on Assets                (23.2)       (19.5)     (18.5)
    Amortized Amounts
      Unrecognized Gain                       (1.1)        (0.8)      (0.3)
      Prior Service Cost                       0.5          0.6        0.7
      Transition Obligation                    0.2          0.2        0.2
                                             -----        -----      -----
                                              (3.2)        (0.1)       0.9
    Early Retirement Expense                   2.8          4.7        4.7
                                             -----        -----      -----
    Net Expense (Credit)                     $(0.4)       $ 4.6      $ 5.6
                                             -----        -----      -----

    Postretirement Health and Life Benefits
    Service Cost                             $ 2.3        $ 2.5      $ 2.7
    Interest Cost                              3.8          4.1        4.2
    Expected Return on Assets                 (1.7)        (1.3)      (1.0)
    Amortized Amounts
      Unrecognized Gain                       (1.3)        (0.6)         -
      Transition Obligation                    2.3          2.6        2.5
                                             -----        -----      -----
                                               5.4          7.3        8.4
    Amortization of Deferred Charge            2.7          2.7        2.7
                                             -----        -----      -----
    Net Expense                              $ 8.1        $10.0      $11.1
--------------------------------------------------------------------------------


For postretirement health and life benefits, a 1% increase in the assumed health care cost trend rate would result in a $6.9 million and $0.8 million increase in the benefit obligation and total service and interest costs, respectively; a 1% decrease would result in a $5.6 million and $0.8 million decrease in the benefit obligation and total service and interest costs, respectively.


19 QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

 Quarter Ended                            Mar. 31  Jun. 30  Sept. 30   Dec. 31
 -------------------------------------------------------------------------------
 Millions Except Earnings Per Share

    1998

    Operating Revenue                     $246.6    $269.2   $266.3    $257.6
    Operating Income                       $28.9     $43.1    $44.9     $31.6
    Net Income                             $18.5     $22.8    $25.8     $21.4
    Earnings Available for Common Stock    $18.0     $22.3    $25.3     $20.9
    Earnings Per Share of Common Stock
      Basic                                $0.58     $0.71    $0.79     $0.62
      Diluted                              $0.58     $0.71    $0.79     $0.61
 -------------------------------------------------------------------------------
    1997

    Operating Revenue                     $222.1    $230.4   $246.2    $254.9
    Operating Income                       $26.4     $32.8    $40.3     $30.7
    Net Income                             $16.1     $18.7    $23.2     $19.6
    Earnings Available for Common Stock    $15.6     $18.2    $22.7     $19.1
    Basic and Diluted Earnings Per Share
     of Common Stock                       $0.52     $0.60    $0.73     $0.62
-------------------------------------------------------------------------------

                                                       minnesota power, inc.  57

REPORT OF INDEPENDENT ACCOUNTANTS                                     [LOGO]
ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Minnesota Power

Our audits of the consolidated financial statements referred to in our report dated January 14, 1999 appearing on page 36 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 14, 1999



58  minnesota power, inc.

MINNESOTA POWER                                                                                           SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                              Additions
                                                          Balance at    ---------------------   Deductions      Balance at
                                                          Beginning      Charged       Other       From           End of
For the Year Ended December 31                             of Year      to Income     Changes   Reserves <F1>     Period
----------------------------------------------------------------------------------------------------------------------------
Millions

   Reserve Deducted From Related Assets
     Reserve For Uncollectible Accounts

       1998   Trade Accounts Receivable                     $5.1          $5.4            -        $4.5          $6.0
              Finance Receivables                            2.8           2.8            -         2.0           3.6

       1997   Trade Accounts Receivable                      4.2           5.7         $0.2         5.0           5.1
              Finance Receivables                            2.5           0.8            -         0.5           2.8

       1996   Trade Accounts Receivable                      2.3           2.1          1.4         1.6           4.2
              Finance Receivables                            2.2           1.4          0.2         1.3           2.5

     Deferred Asset Valuation Allowance

       1998   Deferred Tax Assets                            0.3           2.3            -           -           2.6

       1997   Deferred Tax Assets                            0.7          (0.4)           -           -           0.3

       1996   Deferred Tax Assets <F2>                       8.9          (8.2)           -           -           0.7
----------------------------------------------------------------------------------------------------------------------------

<F1> Reserve for uncollectible accounts includes bad debts written off.
<F2> The deferred tax asset  valuation  allowance was reduced by $8.2 million in
     1996 based on anticipated taxable income following the 1996 acquisition of Palm Coast real estate assets. (See Note 14.)

                                                       minnesota power, inc.  59

EXHIBIT INDEX

Exhibit
Number

     *2 - Agreement and Plan of Merger by and among the Company, AC Acquisition Sub, Inc., ADESA Corporation and Certain ADESA Management Shareholders dated February 23, 1995 (filed as Exhibit 2 to Form 8-K dated March 3, 1995, File No. 1-3548).

 *3(a)1 - Articles of Incorporation, amended and restated as of May 27, 1998 (filed as Exhibit 4(a) to Form 8-K dated June 3, 1998, File
           No. 1-3548).

 *3(a)2 - Certificate Fixing Terms of Serial Preferred Stock A, $7.125 Series (filed as Exhibit 3(a)2, File No. 33-50143).

 *3(a)3 - Certificate Fixing Terms of Serial Preferred Stock A, $6.70 Series (filed as Exhibit 3(a)3, File No. 33-50143).

  *3(b) - Bylaws, as amended effective May 27, 1998 (filed as Exhibit 4(b), to Form 8-K dated June 3, 1998, File No. 1-3548).

 *4(a)1 - Mortgage and Deed of Trust, dated as of September 1, 1945, between the Company and Irving Trust Company (now The Bank of New York) and Richard H. West (W.T. Cunningham, successor), Trustees (filed as
           Exhibit 7(c), File No. 2-5865).

 *4(a)2 -  Supplemental Indentures to Mortgage and Deed of Trust:

           Number          Dated as of         Reference File            Exhibit
           -----------     -----------------   -----------------------   -------

           First           March 1, 1949       2-7826                    7(b)
           Second          July 1, 1951        2-9036                    7(c)
           Third           March 1, 1957       2-13075                   2(c)
           Fourth          January 1, 1968     2-27794                   2(c)
           Fifth           April 1, 1971       2-39537                   2(c)
           Sixth           August 1, 1975      2-54116                   2(c)
           Seventh         September 1, 1976   2-57014                   2(c)
           Eighth          September 1, 1977   2-59690                   2(c)
           Ninth           April 1, 1978       2-60866                   2(c)
           Tenth           August 1, 1978      2-62852                   2(d)2
           Eleventh        December 1, 1982    2-56649                   4(a)3
           Twelfth         April 1, 1987       33-30224                  4(a)3
           Thirteenth      March 1, 1992       33-47438                  4(b)
           Fourteenth      June 1, 1992        33-55240                  4(b)
           Fifteenth       July 1, 1992        33-55240                  4(c)
           Sixteenth       July 1, 1992        33-55240                  4(d)
           Seventeenth     February 1, 1993    33-50143                  4(b)
           Eighteenth      July 1, 1993        33-50143                  4(c)
           Nineteenth      February 1, 1997    1-3548 (1996 Form 10-K)   4(c)
           Twentieth       November 1, 1997    1-3548 (1997 Form 10-K)   4(a)3


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

  *4(i) - Officer's Certificate, dated March 20, 1996, establishing the terms of the 8.05% Junior Subordinated Debentures, Series A, Due 2015 issued in connection with the 8.05% Cumulative Quarterly Income Preferred Securities of MP&L Capital I (filed as Exhibit 4(i) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

  *4(j) - Rights Agreement dated as of July 24, 1996, between the Company and the Corporate Secretary of the Company, as Rights Agent (filed as
          Exhibit 4 to Form 8-K dated August 2, 1996, File No. 1-3548).

  *4(k) - Indenture,  dated  as of May  15,  1996,  relating  to  the  ADESA
          Corporation's 7.70% Senior Notes, Series A, Due 2006, between ADESA Corporation and The Bank of New York, as Trustee (filed as Exhibit 4(k) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

  *4(l) - Guarantee of the Company, dated as of May 30, 1996, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006 (filed as
          Exhibit 4(l) to Form 10-K for the year ended December 31, 1996, File No. 1-3548).

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

Exhibit
Number

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

 *10(j) - Power  Purchase and Sale  Agreement  between the Company and Square
          Butte  Electric  Cooperative,  dated as of  May 29,  1998  (filed  as
          Exhibit 10 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3548).

+*10(k) - Minnesota Power Executive  Annual  Incentive  Plan,  effective
          January 1, 1996 (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

+*10(l) - Minnesota  Power and Affiliated  Companies  Supplemental  Executive
          Retirement Plan, as amended and restated, effective August 1, 1994 (filed as Exhibit 10(b) to Form 10-K for the year ended December 31, 1995, File No. 1-3548).

+*10(m) - Executive  Investment  Plan-I,  as amended and restated,  effective
          November 1, 1988 (filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(n) - Executive  Investment Plan-II, as amended and restated,  effective
          November 1, 1988 (filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(o) - Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1988, File No. 1-3548).

+*10(p) - Executive Long-Term Incentive Plan, as amended and restated, effective
          January 1, 1994 (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(q) - Minnesota Power Executive Long-Term Incentive Compensation Plan, effective January 1, 1996 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

+*10(r) - Directors' Long-Term Incentive Plan, as amended and restated, effective January 1, 1994 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1994, File No. 1-3548).

+*10(s) - Minnesota Power Director Stock Plan, effective January 1, 1995 (filed as Exhibit 10 to Form 10-Q for the quarter ended March 31, 1995, File No. 1-3548).

+*10(t) - Minnesota Power Director Long-Term Stock Incentive Plan,  effective
          January 1, 1996 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1996, File No. 1-3548).

     12 - Computation  of Ratios of Earnings to Fixed Charges and  Supplemental
          Ratios of Earnings to Fixed Charges.

    *21 - Subsidiaries  of the Registrant  (reference is made to the Company's
          Form U-3A-2 for the year ended December 31, 1998,  File No. 69-78).

  23(a) - Consent of Independent Accountants.

  23(b) - Consent of General Counsel.

     27 - Financial Data Schedules.


----------------------------------------
  * Incorporated herein by reference as indicated.
  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.