Form 10-Q
period 1999-03-31
MINNESOTA POWER INC
filed 1999-05-07
CIK 66756

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1999

                                       or

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



                           Common Stock, no par value,
                          72,821,087 shares outstanding
                              as of April 30, 1999

                              MINNESOTA POWER, INC.

                                      INDEX

                                                                       Page

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 1999 and December 31, 1998                  1

              Consolidated Statement of Income -
                   Quarter Ended March 31, 1999 and 1998                 2

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 1999 and 1998                 3

              Notes to Consolidated Financial Statements                 4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8

         Item 3.   Quantitative and Qualitative Disclosures
                   about Market Risk                                    13

Part II. Other Information

         Item 5.   Other Information                                    13

         Item 6.   Exhibits and Reports on Form 8-K                     15

Signatures                                                              16

                                   DEFINITIONS

         The following abbreviations or acronyms are used in the text.


Abbreviation or Acronym          Term
-----------------------          ----
1998 Form 10-K                   Minnesota Power's Annual Report on Form 10-K
                                 for the Year Ended December 31, 1998
ADESA                            ADESA Corporation
AFC                              Automotive Finance Corporation
Capital Re                       Capital Re Corporation
CFS                              Commercial Financial Services Inc.
Common Stock                     Minnesota Power, Inc. Common Stock
Company                          Minnesota Power, Inc. and its subsidiaries
DRIP                             Dividend Reinvestment and Stock Purchase Plan
ESOP                             Employee Stock Ownership Plan
FERC                             Federal Energy Regulatory Commission
Heater                           Heater Utilities, Inc.
Florida Water                    Florida Water Services Corporation
FPSC                             Florida Public Service Commission
kWh                              Kilowatthour(s)
MAPP                             Mid-Continent Area Power Pool
Minnesota Power                  Minnesota Power, Inc. and its subsidiaries
MPUC                             Minnesota Public Utilities Commission
MW                               Megawatt(s)
NCUC                             North Carolina Utilities Commission
Palm Coast                       Palm Coast Holdings, Inc.
PCUC                             Palm Coast Utilities Corporation
PSCW                             Public Service Commission of Wisconsin
Square Butte                     Square Butte Electric Cooperative
SWL&P                            Superior Water, Light and Power Company

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                 MINNESOTA POWER
                           CONSOLIDATED BALANCE SHEET
                                    Millions
                                                                          MARCH 31,       DECEMBER 31,
                                                                           1999              1998
                                                                         Unaudited          Audited
------------------------------------------------------------------------------------------------------
ASSETS
PLANT AND INVESTMENTS
     Electric Operations                                                 $   766.0         $  771.5
     Water Services                                                          414.1            329.4
     Automotive Services                                                     195.4            186.2
     Investments                                                             266.5            263.5
                                                                         ---------         --------
        Total Plant and Investments                                        1,642.0          1,550.6
                                                                         ---------         --------
CURRENT ASSETS
     Cash and Cash Equivalents                                               147.9             89.4
     Trading Securities                                                      167.2            169.9
     Accounts Receivable (less Allowance of $10.3 and $9.6)                  275.4            156.1
     Fuel, Material and Supplies                                              23.4             24.0
     Prepayments and Other                                                    56.0             48.1
                                                                         ---------         --------
        Total Current Assets                                                 669.9            487.5
                                                                         ---------         --------
OTHER ASSETS
     Goodwill                                                                169.1            169.8
     Deferred Regulatory Charges                                              52.4             56.1
     Other                                                                    55.2             53.1
                                                                         ---------         --------
        Total Other Assets                                                   276.7            279.0
                                                                         ---------         --------
TOTAL ASSETS                                                             $ 2,588.6         $2,317.1
------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
     Common Stock without Par Value, 130.0 Shares Authorized;
        72.7 and 72.3 Shares Outstanding                                 $   538.2         $  529.0
     Unearned ESOP Shares                                                    (61.7)           (62.5)
     Accumulated Other Comprehensive Income                                    2.5              1.5
Retained Earnings                                                            320.5            317.6
                                                                         ---------         --------
        Total Common Stock Equity                                            799.5            785.6
     Cumulative Preferred Stock                                               11.5             11.5
     Redeemable Serial Preferred Stock                                        20.0             20.0
     Company Obligated Mandatorily Redeemable Preferred Securities of
        Subsidiary MP&L Capital I Which Holds Solely Company
        Junior Subordinated Debentures                                        75.0             75.0
     Long-Term Debt                                                          672.1            672.2
                                                                         ---------         --------
        Total Capitalization                                               1,578.1          1,564.3
                                                                         ---------         --------
CURRENT LIABILITIES
     Accounts Payable                                                        244.5            123.3
     Accrued Taxes, Interest and Dividends                                    77.4             62.9
     Notes Payable                                                           160.4             81.0
     Long-Term Debt Due Within One Year                                        8.9              9.0
     Other                                                                    46.7             69.8
                                                                         ---------         --------
        Total Current Liabilities                                            537.9            346.0
                                                                         ---------         --------
OTHER LIABILITIES
     Accumulated Deferred Income Taxes                                       149.0            153.4
     Contributions in Aid of Construction                                    170.8            108.2
     Deferred Regulatory Credits                                              56.1             55.2
     Other                                                                    96.7             90.0
                                                                         ---------         --------
        Total Other Liabilities                                              472.6            406.8
                                                                         ---------         --------
TOTAL CAPITALIZATION AND LIABILITIES                                     $ 2,588.6         $2,317.1

------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                                 MINNESOTA POWER
                        CONSOLIDATED STATEMENT OF INCOME
                  Millions Except Per Share Amounts - Unaudited


                                                          QUARTER ENDED
                                                            MARCH 31,
                                                   1999                  1998
--------------------------------------------------------------------------------

OPERATING REVENUE
       Electric Operations                       $ 132.2               $ 134.0
       Water Services                               24.4                  20.8
       Automotive Services                          96.8                  76.7
       Investments                                   4.1                  15.1
                                                 -------               -------
           Total Operating Revenue                 257.5                 246.6
                                                 -------               -------

OPERATING EXPENSES
       Fuel and Purchased Power                     47.6                  49.7
       Operations                                  164.0                 152.4
       Interest Expense                             14.2                  19.8
                                                 -------               -------
           Total Operating Expenses                225.8                 221.9
                                                 -------               -------

INCOME (LOSS) FROM EQUITY INVESTMENTS               (2.2)                  4.2
                                                 -------               -------

OPERATING INCOME                                    29.5                  28.9

DISTRIBUTIONS ON REDEEMABLE
       PREFERRED SECURITIES OF SUBSIDIARY            1.5                   1.5

INCOME TAX EXPENSE                                   7.1                   8.9
                                                 -------               -------

NET INCOME                                          20.9                  18.5

DIVIDENDS ON PREFERRED STOCK                         0.5                   0.5
                                                 -------               -------

EARNINGS AVAILABLE FOR COMMON STOCK              $  20.4               $  18.0
                                                 =======               =======


AVERAGE SHARES OF COMMON STOCK                      67.8                  62.3


BASIC AND DILUTED
       EARNINGS PER SHARE OF COMMON STOCK          $0.30                 $0.29


DIVIDENDS PER SHARE OF COMMON STOCK              $0.2675                $0.255




--------------------------------------------------------------------------------
         The accompanying notes are an integral part of this statement.

                                 MINNESOTA POWER
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions - Unaudited
                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     1999                  1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $  20.9               $  18.5
       Loss (Income) From Equity Investments - Net of Dividends Received               2.2                  (4.2)
       Depreciation and Amortization                                                  18.4                  18.5
       Deferred Income Taxes                                                          (4.5)                 (1.9)
       Deferred Investment Tax Credits                                                (0.4)                 (0.3)
       Changes In Operating Assets and Liabilities
          Trading Securities                                                           2.7                  (8.4)
          Notes and Accounts Receivable                                             (119.3)                (80.4)
          Fuel, Material and Supplies                                                  0.6                   2.1
          Accounts Payable                                                           121.2                  59.0
          Other Current Assets and Liabilities                                       (16.5)                 (2.4)
       Other - Net                                                                     4.3                  10.2
                                                                                   -------               -------
              Cash From Operating Activities                                          29.6                  10.7
                                                                                   -------               -------

INVESTING ACTIVITIES
       Proceeds From Sale of Investments in Securities                                 9.9                  13.5
       Additions to Investments                                                      (15.8)                (10.0)
       Additions to Plant                                                            (32.1)                (16.5)
       Changes to Other Assets - Net                                                  (3.8)                 (1.6)
                                                                                   -------               -------
              Cash For Investing Activities                                          (41.8)                (14.6)
                                                                                   -------               -------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                        8.7                   8.7
       Issuance of Long-Term Debt                                                      3.6                   2.0
       Changes in Notes Payable - Net                                                 79.4                  67.7
       Reductions of Long-Term Debt                                                   (3.8)                 (2.4)
       Dividends on Preferred and Common Stock                                       (18.0)                (16.7)
                                                                                   -------               -------
              Cash From Financing Activities                                          69.9                  59.3
                                                                                   -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                0.8                   0.2
                                                                                   -------               -------
CHANGE IN CASH AND CASH EQUIVALENTS                                                   58.5                  55.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      89.4                  41.8
                                                                                   -------               -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 147.9                $ 97.4
                                                                                   =======               =======




SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                          $17.7                 $22.0
              Income Taxes                                                            $3.4                  $5.5


-------------------------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1998 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year.


NOTE 1.    STOCK SPLIT

On March 2, 1999 the Company's Common Stock was split two-for-one. All common share and per share amounts have been adjusted for all periods to reflect the two-for-one stock split.


NOTE 2.    BUSINESS SEGMENTS
Millions

                                                                                       Investments
                                                                                  ---------------------
                                              Electric      Water   Automotive    Portfolio &      Real      Corporate
                               Consolidated  Operations   Services   Services     Reinsurance     Estate      Charges
-----------------------------------------------------------------------------------------------------------------------
For the Quarter Ended March 31, 1999
------------------------------------

Operating Revenue               $   257.5    $  132.2     $   24.4   $  96.8<F1>   $    0.6       $  3.6       $ (0.1)
Operation and Other Expense         193.2        97.8         15.7      72.9            1.1          3.0<F4>      2.7
Depreciation and Amortization        18.4        10.9          3.2       4.2              -            -          0.1
Interest Expense                     14.2         5.3          2.4       2.4              -            -          4.1
Loss from Equity Investments         (2.2)          -            -         -           (2.2)           -            -
                                ---------    --------     --------   -------       --------       ------      -------
Operating Income (Loss)              29.5        18.2          3.1      17.3           (2.7)         0.6         (7.0)
Distributions on Redeemable
   Preferred Securities
   of Subsidiary                      1.5         0.4            -         -              -            -          1.1
Income Tax Expense (Benefit)          7.1         6.8          1.2       7.7           (5.2)         0.2         (3.6)
                                ---------    --------     --------   -------       --------       ------      -------
Net Income (Loss)               $    20.9    $   11.0     $    1.9   $   9.6       $    2.5<F3>   $  0.4      $  (4.5)
                                =========    ========     ========   =======       ========       ======      =======

Total Assets                    $ 2,588.6    $1,034.5     $  463.1   $ 722.6<F2>   $  290.8       $ 77.2      $   0.4
Accumulated Depreciation
   and Amortization             $   843.1    $  607.1     $  189.6   $  44.7              -       $  1.7            -
Construction Work in Progress   $    32.8    $   14.4     $   16.4   $   2.0              -            -            -
Capital Expenditures            $    15.3    $    6.6     $    4.2   $   4.5              -            -            -

-----------------------------------------------------------------------------------------------------------------------

For the Quarter Ended March 31, 1998
------------------------------------

Operating Revenue               $   246.6    $  134.0     $   20.8   $  76.7<F1>   $    7.1       $  8.1      $  (0.1)
Operation and Other Expense         183.6       100.8         14.0      60.1            0.9          4.9<F4>      2.9
Depreciation and Amortization        18.5        11.8          2.9       3.6              -          0.1          0.1
Interest Expense                     19.8         5.5          2.6       2.2              -            -          9.5
Income from Equity Investments        4.2           -            -         -            4.2            -            -
                                ---------    --------     --------   -------       --------       ------      -------
Operating Income (Loss)              28.9        15.9          1.3      10.8           10.4          3.1        (12.6)
Distributions on Redeemable
   Preferred Securities
   of Subsidiary                      1.5         0.4            -         -              -            -          1.1
Income Tax Expense (Benefit)          8.9         6.0          0.6       5.4            3.9          1.3         (8.3)
                                ---------    --------     --------   -------       --------       ------      -------
Net Income (Loss)               $    18.5    $    9.5     $    0.7   $   5.4       $    6.5       $  1.8      $  (5.4)
                                =========    ========     ========   =======       ========       ======      =======

Total Assets                    $ 2,312.2    $1,012.0     $  380.2   $ 557.1<F2>   $  296.0       $ 66.3        $ 0.6
Accumulated Depreciation
   and Amortization             $   732.2    $  573.6     $  126.9   $  30.3              -       $  1.4            -
Construction Work in Progress   $    43.9    $   17.2     $   10.7   $  16.0              -            -            -
Capital Expenditures            $    16.5    $    9.2     $    3.0   $   4.3              -            -            -

-----------------------------------------------------------------------------------------------------------------------

<F1> Included $11.4 million of Canadian operating revenue in 1999 ($7.6 million in 1998).
<F2> Included $89.1 million of Canadian assets in 1999 ($54.5 million in 1998).
<F3> Included  a $1.7  million  charge  for  the  net  impact  of a loss  reserve established by Capital Re for reinsurance of securities issued by CFS.
<F4> Included $0.1 million of minority interest in 1999 ($0.5 million in 1998).

NOTE 3.    REGULATORY MATTERS

Florida Water 1995 Rate Case. Florida Water requested an $18.1 million annual rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. The new rates were implemented in September 1996. In November 1996 Florida Water filed with the Florida First District Court of Appeals (Court of Appeals) an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In the course of the appeals process, the FPSC reconsidered an issue in its initial decision and, in June 1997, allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer fees. On June 10, 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. On December 15, 1998 the FPSC granted Florida Water an additional annual revenue increase of approximately $1.2 million related to several of the issues reversed by the Court of Appeals, and permitted collection of approximately $2.4 million in surcharges to reimburse Florida Water for revenue (plus interest) wrongfully denied in the FPSC's October 1996 order. Florida Water began collecting the new rates in January 1999 and expects to begin collecting the surcharges in mid 1999. Intervenors protested the surcharge allocation methodology. As a result collection is delayed and interest accumulates until the FPSC approves a methodology. The FPSC reopened the record on two remaining issues on remand from the Court of Appeals regarding the amount of investment in utility facilities recoverable in rates from current customers, but no hearing dates will be set until procedural matters have been resolved. A decision in the Company's favor would result in additional revenue and surcharges. The Company is unable to predict the timing or outcome of these proceedings.

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

In the same January 26, 1998 order, the FPSC required Florida Water to refund $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case (see Florida Water 1995 Rate Case). The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

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

NOTE 4.    TOTAL COMPREHENSIVE INCOME

For the quarter ended March 31, 1999 total comprehensive income was $21.9 million ($19.0 million for the quarter ended March 31, 1998). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation adjustments.



NOTE  5.   INCOME TAX EXPENSE

                                                        Quarter Ended
                                                          March 31,
                                                1999                   1998
--------------------------------------------------------------------------------
Millions

     Current Tax
         Federal                               $ 10.0                  $ 7.8
         Foreign                                  0.4                    0.8
         State                                    1.6                    2.5
                                               ------                  -----
                                                 12.0                   11.1
                                               ------                  -----
     Deferred Tax
         Federal                                 (1.6)                  (1.4)
         State                                   (2.9)                  (0.5)
                                               ------                  -----
                                                 (4.5)                  (1.9)
                                               ------                  -----

     Deferred Tax Credits                        (0.4)                  (0.3)
                                               ------                  -----

              Total Income Tax Expense         $  7.1                  $ 8.9
--------------------------------------------------------------------------------



NOTE  6.   ACQUISITIONS

Palm Coast Utilities Corporation. On January 22, 1999 Florida Water purchased the assets and assumed certain liabilities of PCUC from ITT Industries, Inc. for $16.8 million plus $1,000 per new water connection for an eight-year period. The Company estimates the present value of these future water connections at $5.1 million. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. PCUC provides service to approximately 15,000 water and 14,000 wastewater customers in Flagler County, Florida.

NOTE 7.    SQUARE BUTTE PURCHASED POWER CONTRACT

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

Similar to the previous agreement, the Company is initially entitled to approximately 71 percent of the Unit's output under the 1998 Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce the Company's entitlement by 5 percent annually, to a minimum of 50 percent.

Under the 1998 Agreement, the Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Under the 1977 agreement the Company was unconditionally obligated to pay all of Square Butte's costs, if not paid by Square Butte when due. Square Butte's fixed costs consist primarily of debt service. At March 31, 1999 Square Butte had total debt outstanding of $343.4 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 1999 through 2002 and $23 million in 2003. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota Power, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

MINNESOTA POWER is a broadly diversified service company with operations in four business segments: (1) Electric Operations, which include electric and gas services, coal mining and telecommunications; (2) Water Services, which include water and wastewater services; (3) Automotive Services, which include a network of vehicle auctions, a finance company, an auto transport company and a vehicle remarketing company; and (4) Investments, which include a securities portfolio, a 23 percent equity investment in a financial guaranty reinsurance and specialty insurance company, intermediate-term investments and real estate operations. Corporate Charges represent general corporate expenses, including interest, not specifically allocated to any one business segment.


CONSOLIDATED OVERVIEW

Strong performances by the Company's Electric Operations, Water Services and Automotive Services contributed to a 13 percent increase in 1999 net income over the first three months of 1998. Earnings per share increased 3 percent over the first three months of 1998 and reflected the impact of the additional 4.2 million shares of Common Stock issued by the Company in an underwritten public offering in September 1998.

                                                 Quarter Ended
                                                   March 31,
                                               1999         1998
--------------------------------------------------------------------------------
                                                   Millions
       Operating Revenue
           Electric Operations               $ 132.2     $ 134.0
           Water Services                       24.4        20.8
           Automotive Services                  96.8        76.7
           Investments                           4.1        15.2
           Corporate Charges                      .0        (0.1)
                                             -------     -------
                                             $ 257.5     $ 246.6
                                             =======     =======
       Operating Expenses
           Electric Operations               $ 114.0     $ 118.1
           Water Services                       21.3        19.5
           Automotive Services                  79.5        65.9
           Investments                           4.0         5.9
           Corporate Charges                     7.0        12.5
                                             -------     -------
                                             $ 225.8     $ 221.9
                                             =======     =======
       Net Income
           Electric Operations               $  11.0     $   9.5
           Water Services                        1.9         0.7
           Automotive Services                   9.6         5.4
           Investments                           2.9         8.3
           Corporate Charges                    (4.5)       (5.4)
                                             -------     -------
                                             $  20.9     $  18.5
                                             =======     =======

--------------------------------------------------------------------------------

       Basic and Diluted
             Earnings Per Share
             of Common Stock                   $0.30       $0.29

       Average Shares of
       Common Stock - Millions                   67.8          62.3

--------------------------------------------------------------------------------


NET INCOME

Electric Operations reflected increased sales to residential and commercial customers, and reduced operating expenses in 1999.

Water Services generated higher net income in 1999 due to increased consumption as a result of the recent purchase of PCUC assets and dry weather conditions compared to record rainfall during the same period in 1998. In addition, Water Services included increased rates approved by the FPSC in December 1998.

Automotive Services recognized record sales volume in 1999 as the number of vehicles offered for sale at ADESA auction facilities increased 16 percent. The maturing of AFC's recently opened loan production offices also contributed to higher net income from Automotive Services.

Investments reported lower net income in 1999 from Portfolio and Reinsurance because of stock market volatility affecting returns from short-term investments and a loss reserve established by Capital Re for reinsurance of securities issued by CFS. Together, the Company's securities portfolio and its equity investment in Capital Re earned an annualized after-tax return of 3.2 percent in 1999 (5.8 percent in 1998). In 1998 net income included dividend income received from a venture capital investment and two large bulk land sales by Real Estate Operations.



COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998

OPERATING REVENUE

Electric Operations operating revenue was slightly lower in 1999. Revenue from electric sales was about the same, even though kilowatthour sales were down 4 percent from 1998. Decreased taconite production, paper manufacturing and pipeline usage reduced revenue from large industrial customers in 1999. Revenue from residential and commercial customers was higher in 1999 because the winter weather in Northern Minnesota and Wisconsin was colder than 1998. Sales to other power suppliers were lower due to less hydro generation available in Canada and the Midwest and a sufficient supply of generation available in the region.

Revenue from electric sales to taconite customers accounted for 16 percent of consolidated operating revenue in 1999 (17 percent in 1998). Electric sales to paper and pulp mills accounted for 6 percent of consolidated operating revenue in both 1999 and 1998. Sales to other power suppliers and marketers also accounted for 6 percent of consolidated operating revenue in both 1999 and 1998.

Water Services operating revenue was $3.6 million higher in 1999, with $1.9 million of the increase coming from PCUC which was purchased in January 1999. The remainder of the increase resulted from higher rates approved by the FPSC in December 1998 and more consumption due to dry weather conditions in 1999 compared to record rainfall in 1998. Overall consumption increased 29 percent in 1999.

Automotive Services operating revenue was $20.1 million higher in 1999 due to increased sales at ADESA auction facilities and the maturing of AFC loan production offices opened in 1998. ADESA offered for sale on consignment 396,000 vehicles (340,000 in 1998) at its 28 auction facilities in 1999 (25 in 1998). AFC financed approximately 149,000 vehicles (120,000 in 1998) through its 84 loan production offices in 1999 (57 in 1998).

Investments. Portfolio operating revenue was $6.5 million lower in 1999 due to stock market volatility affecting returns from short-term investments. Also, revenue in 1998 included $3.9 million of dividend income received from a venture capital investment. Real Estate Operations operating revenue was $4.5 million lower in 1999 because 1998 included $5.1 million of revenue from two large bulk land sales at Palm Coast.

OPERATING EXPENSES

Electric Operations operating expenses were $4.1 million lower in 1999 primarily due to a reduction in purchased power expense. Operating expenses were also lower in 1999 because the amortization of an early retirement program was completed in July 1998.

Water Services operating expenses were $1.8 million higher in 1999 due to inclusion of PCUC operations.

Automotive Services operating expenses were up $13.6 million primarily due to increased sales activity at the auction facilities and the floorplan financing business. Additional expenses associated with more auction facilities and loan production offices also contributed to higher expenses in 1999.

Investments. Real Estate Operations operating expenses were $2.0 million lower in 1999 due to fewer sales.

Corporate Charges operating expenses were $5.6 million lower in 1999 because interest expense in 1998 reflected a settlement with the Internal Revenue Service on tax issues relating to prior years. As a result of the settlement, in the first quarter of 1998 amounts previously accrued as income tax expense were reversed and recorded as interest expense. There was no impact on consolidated net income from this transaction.

INCOME (LOSS) FROM EQUITY INVESTMENTS

Income (loss) from equity investments reflected a loss of $2.4 million in 1999 (income of $4.2 million in 1998) from the Company's equity investment in Capital Re. The decrease was attributed to a loss reserve established by Capital Re for reinsurance of securities issued by CFS. CFS is under investigation by the Securities and Exchange Commission and the Oklahoma Securities Commission for allegations of irregularities relating to these securities. CFS filed for Chapter 11 bankruptcy protection in December 1998.



LIQUIDITY AND FINANCIAL POSITION

CASH FLOW ACTIVITIES. Cash flow from operations during the first quarter of 1999 reflected improved operating results and continued focus on working capital management. Cash from operating activities was also affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 9 million original issue shares of Common Stock are available for issuance through the DRIP.

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

AFC also uses commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum of $225.0 million, to third party purchasers under an agreement which expires at the end of 2001. At March 31, 1999 AFC had sold $260.9 million of finance receivables to this subsidiary ($202.9 million at December 31, 1998). Third party purchasers had purchased an undivided interest in finance receivables of $193.0 million from this subsidiary at March 31, 1999 ($170.0 million at December 31, 1998). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at March 31, 1999 compared to December 31, 1998 were due to increased sales activity by Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

Notes payable increased temporarily to finance Automotive Services' cash requirements due to significant auction sales and financing growth. The Company also used the temporary increase in notes payable and proceeds from the September 1998 issuance of Common Stock to fund the January 1999 purchase of PCUC. Florida Water purchased the assets of PCUC from ITT Industries, Inc. for $16.8 million plus $1,000 per new water connection for an eight-year period. The Company estimates the present value of these future water connections to be $5.1 million.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the three months ended March 31, 1999 totaled $15.3 million ($16.5 million in 1998). Expenditures for 1999 included $6.6 million for Electric Operations, $4.2 million for Water Services and $4.5 million for Automotive Services. Internally generated funds and proceeds from the September 1998 issuance of Common Stock were the primary sources of funding for these expenditures.

NEW ACCOUNTING STANDARDS. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item. The Company currently has only a limited amount of derivative activity and adoption of SFAS 133 is not expected to have a material impact on the Company's financial position and results of operations. However, Capital Re has determined that it is likely that its credit default swap business will be subject to the requirements of SFAS 133 and is in the process of determining what the effect will be on its earnings and financial position. The Company accounts for its investment in Capital Re under the equity method and is unable to predict the impact of Capital Re's adoption of SFAS 133.

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

     Evaluation. This phase involves computer program code review and testing, vendor contacts, System testing and fully-integrated System testing where practical. The objective of this phase is to develop and update the remediation plan. Some Systems, upon inspection, are determined to be non-compliant and are immediately placed on the remediation schedule. Some Systems require testing to determine compliance status. The evaluation phase was substantially complete in February 1999.

     Remediation. In this phase each System is either fixed, replaced or removed. Critical Systems fixed or replaced are tested again for Year 2000 readiness. Remediation is expected to be substantially complete by June 30, 1999. The Company estimates that as of May 7, 1999 the remediation phase is approximately 57 percent complete based on the number of systems remediated.

     Contingency Planning. Each business segment has developed contingency plans designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. These plans include establishment of internal communications, securing adequate on-site supplies of certain critical materials and staffing for key Year 2000 dates. Contingency plans will also be tested when appropriate. Some contingency plans have already undergone testing. The Company successfully participated in the April 9, 1999 NERC drill which tested inter and intra backup communications for the scenario that assumed 10 percent of voice and data communications had failed. The Company plans to participate in the September 1999 NERC drill which will be a dress rehearsal for the millennium rollover. Contingency plans are expected to be substantially complete by June 30, 1999. The Company estimates that as of May 7, 1999 the contingency planning phase is approximately 75 percent complete.

The Company is on schedule for substantial Year 2000 readiness by June 30, 1999, with certain systems reserved for final integrated testing during scheduled maintenance outages at certain Company generating facilities in the second half of 1999.

Costs. In the ordinary course of business over the last five years, the Company has replaced major business and operating computer systems. These systems should require minimal remediation efforts because of their recent implementation. Formal Year 2000 readiness plans were established in March 1998. Since that time, the Company has incurred $1.7 million in expenses primarily for labor associated with inventory, evaluation and remediation efforts. The Company estimates its remaining costs to prepare for the Year 2000 will be $5 million to $7 million, the majority of which are non-labor costs that will be incurred during the second and third quarters of 1999. Funds to address Year 2000 issues have been provided for in the Company's existing budgets. These costs include the assignment of existing personnel to Year 2000 projects, maintenance and repair expenses, and capitalized improvements. To date no critical projects have been deferred because of Year 2000 issues. The Company does not anticipate that its costs associated with Year 2000 readiness will materially impact the Company's earnings in any year.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In strategies designed to reduce market risks, the Company sells common stock short and enters into short sales of treasury futures contracts. Selling common stock short is intended to reduce price risks associated with securities in the Company's trading securities portfolio. The stock sold short consists primarily of the stock of companies in similar industries. Treasury futures are used as a hedge to reduce interest rate risks associated with holding fixed dividend preferred stocks included in the Company's available-for-sale securities portfolio. Generally, treasury futures contracts mature in 90 days.


March 31, 1999                                                     Fair Value
--------------------------------------------------------------------------------
Millions
     Trading Securities Portfolio                                  $167.2<F1>
     Available-For-Sale Securities Portfolio                        $53.3<F2>
     Other Available-For-Sale Securities                            $17.2<F3>

--------------------------------------------------------------------------------

<F1> The  notional  fair value of  outstanding  short sales of common  stock was approximately 85 percent of the fair value of the trading securities portfolio.

<F2> The notional fair value of outstanding  sales of treasury futures contracts was $25.7 million, which represented 213 contracts with a notional basis of $25.7 million.

<F3> Securities in a grantor trust established to fund certain employee benefits.



PART II.   OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1998 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1998 Form 10-K.


Ref. Page 2. - Electric Sales - Eighth Paragraph
Ref. Page 25. - Outlook - Electric Operations - Tenth Paragraph

In 1998 the United States imported a record 42 million tons of steel which represented an 83 percent increase over the 23 million ton average for the previous eight years (1990-1997).

For the first three months of 1999, United States imports were running at about the same levels as 1998. However, the United States Commerce Department has made preliminary findings that set substantial antidumping margins on hot rolled steel products from Japan and Brazil, and countervailing duty margins on products from Brazil. This action should have a positive effect for the domestic steel industry by reducing imports.

If imports continue at 1998 levels, lower demand for steel produced in the United States is likely to have an adverse affect on the taconite producers and the economy as a whole in Northern Minnesota. The Company is unable to predict the eventual impact of this issue on the Company's Electric Operations.

Ref. Page 3. - Contract Status for Minnesota Power Large Power Customers

On March 25, 1999 Potlatch Corp. signed an agreement with Minnesota Power to extend its contract to December 31, 2004 and to include in the billing the Potlatch location in Grand Rapids. This agreement is pending regulatory approval.


Ref. Page 4. - Purchased  Power and Capacity  Sales - Purchased  Power - Second
               Paragraph
Ref. Page 25. - Outlook - Electric Operations - First Paragraph

On March 18, 1999 the Company, through wholly owned subsidiary Rainy River Energy Corporation, entered into a 15-year power purchase agreement with a subsidiary of LS Power, LLC (LS Power), a privately owned independent power producer. Under the agreement, the Company will purchase approximately 275 megawatts from a 1,100 megawatt natural gas-fired combined cycle generation facility to be built, owned and operated by LS Power near Chicago, Illinois. Construction of the generation facility is scheduled to begin in mid 1999 with commercial operation expected in mid 2001. The Company expects the agreement will enhance its ability to serve an expanding customer base outside of Wisconsin and Minnesota, as well as enable additional participation in the wholesale bulk power marketplace.

Generally, there will be a charge for both capacity made available and energy delivered. The Company will be obligated to pay the capacity related charge as long as capacity is made available. The capacity related charge will be reduced if capacity is not available and replacement power is not provided. The Company will be responsible for the purchase and transportation of natural gas. The
Company  will  incur  no  significant   charges  until  the  facility  commences
operations.

The Company can terminate the agreement under certain circumstances, including prolonged construction delays or facility outages.


Ref. Page 6. - Minnesota Public Utilities Commission - Seventh Full Paragraph Ref. Page 25. - Outlook - Electric Operations - First Paragraph

In 1998 the MPUC initiated a proceeding to analyze the recommendation made by the Minnesota Department of Public Service to discontinue the recovery of lost margins for investments in Conservation Improvement Programs (CIP). The MPUC required the Company and other gas and electric utilities to file specific plans for phasing-out lost margin recovery. The Company has proposed a phase-out plan that would recover the lost margins associated with large power customer contract revisions related to CIP activity. If the plan is accepted by the MPUC, the Company would recover approximately $3.5 million in 1999, and $2.0 million in each of the years 2000, 2001, 2002 and 2003. The MPUC has not established a time frame for acting on these proposals, and the Company is unable to predict the outcome of this matter.


Ref. Page 6. - Insert after Seventh Full Paragraph
Ref. Page 25. - Outlook - Electric Operations - First Paragraph

Public Service Commission of Wisconsin. On April 15, 1999 Wisconsin Public Service Corporation (WPSC) and Minnesota Power announced a preliminary plan to construct a 250 mile 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota. The project, called "Power Up Wisconsin," is being constructed to enhance reliability in Wisconsin and is estimated to cost between $125 million and $175 million. Potential routes for the line are being developed, using current rights-of-way where possible. The plan will be submitted to the PSCW and the Minnesota Environmental Quality Board when construction permit applications are filed this summer. Depending on siting and regulatory review and approval, the line could be in service during 2002. The Company currently anticipates an approximate 50 percent ownership in the project.

Ref. Page 9. - National Pollutant Discharge Elimination System Permits Table

The Company anticipates the Minnesota Pollution Control Agency will issue new National Pollutant Discharge Elimination System Permits for the Boswell Energy Center and the Laskin Energy Center (Laskin) in the second quarter of 1999. The Laskin permit will contain a schedule of compliance requiring the construction of a new ash disposal pond by December 31, 2000. The Company expects to spend approximately $3.3 million in 1999 and another $3.3 million in 2000 to construct the Laskin ash disposal pond.


Ref. Page 10. - Water Services - Third Full Paragraph
Ref. Page 25. - Outlook - Water Services - Twelfth Paragraph

On March 31, 1999 Heater announced it had reached an agreement to acquire the water and wastewater operations of Mid South Water System, Inc. of Sherills Ford, North Carolina, which serves approximately 12,000 customers. The acquisition is expected to be completed in the next few months pending regulatory approval. Upon completion, Heater will be the largest investor-owned water utility in North Carolina serving almost 45,000 customers in 29 counties.


Ref. Page 12. - Automotive Services - Second Paragraph
Ref. Page 17. - Automotive Services - Table
Ref. Page 26. - Outlook - Automotive Services - First Paragraph

On April 30, 1999 ADESA acquired Des Moines Auto Auction located in Des Moines, Iowa. The three lane auction which primarily serves consignment and fleet/lease accounts operates on a 25 acre facility. The auction offers on site reconditioning and pick up and delivery services. AFC provides dealer floorplanning at this auction. ADESA operates 28 vehicle auction facilities.


Ref. Page 13. - Investments - Real Estate Operations - Sixth Paragraph Ref. Page 18. - Third Paragraph
Ref. Page 26. - Outlook - Investments - Second Paragraph

On May 4, 1999 MP Real Estate Holdings, Inc., a wholly owned subsidiary of the Company, signed an agreement to purchase, for $45 million, certain real estate properties located in Cape Coral, Florida, from a subsidiary of Avatar Holdings Inc., a publicly traded developer and home builder headquartered in Coral Gables, Florida. Cape Coral, located adjacent to Fort Myers, Florida, has a population of 100,000 and is Florida's second largest municipality in land area. Properties to be purchased include approximately 2,500 acres of commercial and residential zoned land, including home sites, a golf resort, marina, shopping center and commercial buildings. The Company anticipates closing this transaction in June 1999, once the necessary state regulatory approval has been received. The Company anticipates funding this transaction with internally generated funds and proceeds from the sale of certain investments in the Company's securities portfolio.



ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27    Financial Data Schedule

(b) Reports on Form 8-K.

    Report on Form 8-K dated and filed February 12, 1999 with respect to Item 5. Other Events.

    Report on Form 8-K dated and filed February 26, 1999 with respect to Item 5. Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Minnesota Power, Inc.
                                               ---------------------------------
                                                          (Registrant)





May 7, 1999                                              D. G. Gartzke
                                               ---------------------------------
                                                         D. G. Gartzke
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer




May 7, 1999                                              Mark A. Schober
                                               ---------------------------------
                                                         Mark A. Schober
                                                           Controller

                                INDEX TO EXHIBITS

Exhibit
Number

  27    Financial Data Schedule