Form 10-Q
period 1999-06-30
MINNESOTA POWER INC
filed 1999-08-06
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1999

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                           Commission File No. 1-3548


                              MINNESOTA POWER, INC.
                             A Minnesota Corporation
                   IRS Employer Identification No. 41-0418150
                             30 West Superior Street
                          Duluth, Minnesota 55802-2093
                           Telephone - (218) 722-2641




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   X        No
                      -----         -----




                           Common Stock, no par value,
                          73,125,473 shares outstanding
                               as of July 31, 1999

                              MINNESOTA POWER, INC.

                                      INDEX

                                                                           Page
Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 1999 and December 31, 1998                       1

              Consolidated Statement of Income -
                   Quarter Ended and Six Months Ended
                   June 30, 1999 and 1998                                    2

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 1999 and 1998                   3

              Notes to Consolidated Financial Statements                     4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      10

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                              17

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders      18

         Item 5.   Other Information                                        19

         Item 6.   Exhibits and Reports on Form 8-K                         20

Signatures                                                                  21

                                   DEFINITIONS

          The following abbreviations or acronyms are used in the text.


Abbreviation or Acronym       Term
-----------------------       ------------------------------------------------

1998 Form 10-K                Minnesota Power's Annual Report on Form 10-K for
                              the Year Ended December 31, 1998
ACE                           ACE Limited
ADESA                         ADESA Corporation
ADT                           ADT Automotive, Inc.
AFC                           Automotive Finance Corporation
Capital Re                    Capital Re Corporation
CFS                           Commercial Financial Services Inc.
CIP                           Conservation Improvement Programs
Common Stock                  Minnesota Power, Inc. Common Stock
Company                       Minnesota Power, Inc. and its subsidiaries
DRIP                          Dividend Reinvestment and Stock Purchase Plan
ESOP                          Employee Stock Ownership Plan
FERC                          Federal Energy Regulatory Commission
Heater                        Heater Utilities, Inc.
Florida Water                 Florida Water Services Corporation
FPSC                          Florida Public Service Commission
kWh                           Kilowatthour(s)
MAPP                          Mid-Continent Area Power Pool
Mid South                     Mid South Water System Inc.
Minnesota Power               Minnesota Power, Inc. and its subsidiaries
MP Real Estate                MP Real Estate Holdings, Inc.
MPUC                          Minnesota Public Utilities Commission
MW                            Megawatt(s)
NCUC                          North Carolina Utilities Commission
Palm Coast                    Palm Coast Holdings, Inc.
PCUC                          Palm Coast Utilities Corporation
PSCW                          Public Service Commission of Wisconsin
Square Butte                  Square Butte Electric Cooperative

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                 MINNESOTA POWER
                           CONSOLIDATED BALANCE SHEET
                                    Millions
                                                        JUNE 30,    DECEMBER 31,
                                                          1999         1998
                                                       Unaudited      Audited
--------------------------------------------------------------------------------
ASSETS
PLANT AND INVESTMENTS
     Electric Operations                               $   768.6    $  771.5
     Water Services                                        425.1       329.4
     Automotive Services                                   199.5       186.2
     Investments                                           259.1       263.5
                                                       ---------    --------
        Total Plant and Investments                      1,652.3     1,550.6
                                                       ---------    --------
CURRENT ASSETS
     Cash and Cash Equivalents                             141.1        89.4
     Trading Securities                                    168.8       169.9
     Accounts Receivable
       (less Allowance of $10.7 and $9.6)                  284.3       156.1
     Fuel, Material and Supplies                            24.4        24.0
     Prepayments and Other                                  65.3        48.1
                                                       ---------    --------
           Total Current Assets                            683.9       487.5
                                                       ---------    --------
OTHER ASSETS
     Goodwill                                              171.4       169.8
     Deferred Regulatory Charges                            53.0        56.1
     Other                                                  50.0        53.1
                                                       ---------    --------
        Total Other Assets                                 274.4       279.0
                                                       ---------    --------
TOTAL ASSETS                                           $ 2,610.6    $2,317.1

--------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
     Common Stock without Par Value, 130.0 Shares
      Authorized;
        73.1 and 72.3 Shares Outstanding               $   544.9    $  529.0
      Unearned ESOP Shares                                 (60.8)      (62.5)
     Accumulated Other Comprehensive Income                 (0.9)        1.5
     Retained Earnings                                     303.9       317.6
                                                       ---------    --------
        Total Common Stock Equity                          787.1       785.6
     Cumulative Preferred Stock                             11.5        11.5
     Redeemable Serial Preferred Stock                      20.0        20.0
     Company Obligated Mandatorily Redeemable
        Preferred Securities of Subsidiary
        MP&L Capital I Which Holds Solely
        Company Junior Subordinated Debentures              75.0        75.0
     Long-Term Debt                                        693.7       672.2
                                                       ---------    --------
        Total Capitalization                             1,587.3     1,564.3
                                                       ---------    --------
CURRENT LIABILITIES
     Accounts Payable                                      248.4       123.3
     Accrued Taxes, Interest and Dividends                  63.1        62.9
     Notes Payable                                         164.3        81.0
     Long-Term Debt Due Within One Year                      5.4         9.0
     Other                                                  57.2        69.8
                                                       ---------    --------
        Total Current Liabilities                          538.4       346.0
                                                       ---------    --------
OTHER LIABILITIES
     Accumulated Deferred Income Taxes                     160.5       153.4
     Contributions in Aid of Construction                  172.3       108.2
     Deferred Regulatory Credits                            55.9        55.2
     Other                                                  96.2        90.0
                                                       ---------    --------
        Total Other Liabilities                            484.9       406.8
                                                       ---------    --------
TOTAL CAPITALIZATION AND LIABILITIES                   $ 2,610.6    $2,317.1
--------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                                 MINNESOTA POWER
                        CONSOLIDATED STATEMENT OF INCOME
                  Millions Except Per Share Amounts - Unaudited


                                         QUARTER ENDED        SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                        1999      1998          1999      1998
--------------------------------------------------------------------------------

OPERATING REVENUE
     Electric Operations             $ 135.3   $  140.7      $  267.5   $ 274.8
     Water Services                     29.9       25.0          54.3      45.7
     Automotive Services               104.0       84.8         200.8     161.5
     Investments                        10.0       18.7          14.1      33.9
                                     -------   --------      --------   -------
      Total Operating Revenue          279.2      269.2         536.7     515.9
                                     -------   --------      --------   -------

OPERATING EXPENSES
     Fuel and Purchased Power           52.3       53.7          99.9     103.4
     Operations                        170.9      160.5         334.9     312.9
     Interest Expense                   14.4       15.6          28.6      35.5
                                     -------   --------      --------   -------
      Total Operating Expenses         237.6      229.8         463.4     451.8
                                     -------   --------      --------   -------

OPERATING INCOME                        41.6       39.4          73.3      64.1

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF
      SUBSIDIARY                         1.5        1.5           3.0       3.0

INCOME TAX EXPENSE                      16.4       16.1          28.5      22.3
                                     -------   --------      --------   -------

INCOME BEFORE INCOME (LOSS)
     FROM EQUITY INVESTMENTS            23.7       21.8          41.8      38.8

INCOME (LOSS) FROM
     EQUITY INVESTMENTS -
      NET OF TAX                       (21.8)       1.0         (19.0)      2.5
                                     -------   --------      --------   -------

NET INCOME                               1.9       22.8          22.8      41.3

DIVIDENDS ON PREFERRED STOCK             0.5        0.5           1.0       1.0
                                     -------   --------      --------   -------

EARNINGS AVAILABLE FOR
 COMMON STOCK                        $   1.4   $   22.3      $   21.8   $  40.3
                                     =======   ========      ========   =======


AVERAGE SHARES OF COMMON STOCK          68.2       62.6          68.0      62.5


BASIC AND DILUTED
     EARNINGS PER SHARE OF
      COMMON STOCK                     $0.02      $0.36         $0.32     $0.65


DIVIDENDS PER SHARE OF
 COMMON STOCK                        $0.2675     $0.255        $0.535     $0.51

--------------------------------------------------------------------------------
       The accompanying notes are an integral part of this statement.

                                 MINNESOTA POWER
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions - Unaudited


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               1999       1998
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Net Income                                            $  22.8    $ 41.3
       Loss (Income) From Equity Investments - Net
         of Dividends Received                                  15.6      (7.6)
       Depreciation and Amortization                            37.8      37.2
       Deferred Income Taxes                                     8.3       0.4
       Deferred Investment Tax Credits                          (0.7)     (0.6)
       Pre-Tax Gain on Sale of Property                            -      (0.3)
       Changes In Operating Assets and Liabilities
          Trading Securities                                     1.1      (9.7)
          Notes and Accounts Receivable                       (128.2)    (95.1)
          Fuel, Material and Supplies                           (0.4)      2.0
          Accounts Payable                                     125.1      73.0
          Other Current Assets and Liabilities                 (29.9)    (11.6)
       Other - Net                                              10.1      14.2
                                                             -------    ------
              Cash From Operating Activities                    61.6      43.2
                                                             -------    ------

INVESTING ACTIVITIES
       Proceeds From Sale of Investments in Securities          36.1      27.0
       Proceeds From Sale of Property                              -       1.0
       Additions to Investments                                (20.1)    (26.2)
       Additions to Plant                                      (68.4)    (33.0)
       Acquisition of Subsidiaries - Net of Cash Acquired      (38.8)    (23.8)
       Changes to Other Assets - Net                            (0.4)      0.2
                                                             -------    ------
              Cash For Investing Activities                    (91.6)    (54.8)
                                                             -------    ------

FINANCING ACTIVITIES
       Issuance of Common Stock                                 14.9      13.3
       Issuance of Long-Term Debt                               25.6       2.1
       Changes in Notes Payable - Net                           83.3      58.7
       Reductions of Long-Term Debt                             (7.7)     (5.8)
       Dividends on Preferred and Common Stock                 (36.5)    (33.0)
                                                             -------    ------
              Cash From Financing Activities                    79.6      35.3
                                                             -------    ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          2.1      (2.4)
                                                             -------    ------
CHANGE IN CASH AND CASH EQUIVALENTS                             51.7      21.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                89.4      41.8
                                                             -------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 141.1    $ 63.1
                                                             =======    ======


SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                    $30.8     $37.4
              Income Taxes                                     $27.2     $24.7

--------------------------------------------------------------------------------
         The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1998 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. Prior year balances have been reclassified to present comparable information for all periods.


NOTE 1.    STOCK SPLIT

On March 2, 1999 the Company's Common Stock was split two-for-one. All common share and per share amounts have been adjusted for all periods to reflect the two-for-one stock split.


NOTE 2.    BUSINESS SEGMENTS
Millions


                                                                                        Investments
                                                                                  ----------------------
                                              Electric      Water   Automotive    Portfolio &      Real     Corporate
                              Consolidated   Operations   Services   Services     Reinsurance     Estate     Charges
----------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
June 30, 1999
---------------------
Operating Revenue                $ 279.2       $135.3       $29.9     $104.0<F1>    $   6.8      $  3.2       $   -
Operation and Other Expense        203.8        104.1        17.8       75.9            1.0         2.5<F2>     2.5
Depreciation and Amortization       19.4         11.4         3.4        4.4              -         0.1         0.1
Interest Expense                    14.4          5.3         2.5        2.5              -           -         4.1
                                 -------       ------       -----     ------        -------      ------       -----
Operating Income (Loss)             41.6         14.5         6.2       21.2            5.8         0.6        (6.7)
Distributions on Redeemable
   Preferred Securities
    of Subsidiary                    1.5          0.5           -          -              -           -         1.0
Income Tax Expense (Benefit)        16.4          5.4         2.4        9.2            2.0         0.3        (2.9)
                                 -------       ------       -----     ------        -------      ------       -----
Income (Loss) before
   Loss from Equity
    Investments                     23.7          8.6         3.8       12.0            3.8         0.3        (4.8)
Loss from
   Equity Investments -
    Net of Tax                     (21.8)          -            -          -          (21.8)<F3>      -           -
                                 -------       ------       -----     ------        -------      ------       -----

Net Income (Loss)                $   1.9       $  8.6       $ 3.8     $ 12.0        $ (18.0)     $  0.3       $(4.8)
                                 =======       ======       =====     ======        =======      ======       =====


----------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
June 30, 1998
---------------------

Operating Revenue                $ 269.2       $140.7       $25.0     $ 84.8<F1>    $   6.1      $ 12.6       $   -
Operation and Other Expense        195.5        107.2        15.4       61.9            0.7         6.9<F2>     3.4
Depreciation and Amortization       18.7         11.9         2.8        3.9              -           -         0.1
Interest Expense                    15.6          5.5         2.5        2.6              -           -         5.0
                                 -------       ------       -----     ------         ------       -----       -----
Operating Income (Loss)             39.4         16.1         4.3       16.4            5.4         5.7        (8.5)
Distributions on Redeemable
   Preferred Securities of
    Subsidiary                       1.5          0.5           -          -              -           -         1.0
Income Tax Expense (Benefit)        16.1          5.9         1.5        7.9            1.8         2.7        (3.7)
                                 -------       ------       -----     ------        -------      ------       -----
Income (Loss) before
   Income from Equity
    Investments                     21.8          9.7         2.8        8.5            3.6         3.0        (5.8)
Income from
   Equity Investments -
    Net of Tax                       1.0            -           -          -            1.0           -           -
                                 -------       ------       -----     ------        -------      ------       -----
Net Income (Loss)                $  22.8       $  9.7       $ 2.8     $  8.5        $   4.6      $  3.0       $(5.8)
                                 =======       ======       =====     ======        =======      ======       =====

----------------------------------------------------------------------------------------------------------------------

<F1>  Included $15.1 million of Canadian operating revenue in 1999 ($9.8 million in 1998).
<F2>  Included $0.1 million of minority interest in 1999 ($0.7 million in 1998).
<F3>  Included a $24.1 million non-cash charge to reflect the estimated  valuation of the  transaction  between
      Capital Re and ACE at June 30, 1999. (See Note 5.)

Millions

                                                                                       Investments
                                                                                 ----------------------
                                              Electric      Water   Automotive    Portfolio &    Real     Corporate
                               Consolidated  Operations   Services   Services    Reinsurance    Estate     Charges
-------------------------------------------------------------------------------------------------------------------
For the Six Months Ended
June 30, 1999
------------------------

Operating Revenue               $   536.7    $  267.5      $54.3    $200.8<F1>    $   7.4      $  6.8     $ (0.1)
Operation and Other Expense         397.0       201.9       33.5     148.8            2.1         5.5<F4>    5.2
Depreciation and Amortization        37.8        22.3        6.6       8.6              -         0.1        0.2
Interest Expense                     28.6        10.6        4.9       4.9              -           -        8.2
                                ---------    --------     ------    ------        -------      ------     ------
Operating Income (Loss)              73.3        32.7        9.3      38.5            5.3         1.2      (13.7)
Distributions on Redeemable
   Preferred Securities of
    Subsidiary                        3.0         0.9          -         -              -           -        2.1
Income Tax Expense (Benefit)         28.5        12.2        3.6      16.9            1.8         0.5       (6.5)
                                ---------    --------     ------    ------        -------      ------     ------
Income (Loss) before
   Loss from Equity
    Investments                      41.8        19.6        5.7      21.6            3.5         0.7       (9.3)
Loss from
   Equity Investments -
    Net of Tax                      (19.0)          -          -         -          (19.0)<F3>      -          -
                                ---------    --------     ------    ------        -------      ------     ------
Net Income (Loss)               $    22.8    $   19.6     $  5.7    $ 21.6        $ (15.5)     $  0.7     $ (9.3)
                                =========    ========     ======    ======        =======      ======     ======

Total Assets                    $ 2,610.6    $1,020.0     $480.4    $733.0<F2>    $ 265.7      $111.1     $  0.4
Accumulated Depreciation
   and Amortization             $   865.7    $  617.7     $197.0    $ 49.2              -      $  1.8          -
Construction Work in Progress   $    40.5    $   17.6      $18.9    $  4.0              -           -          -
Capital Expenditures            $    42.7    $   20.9       $9.3    $ 12.5              -           -          -

-------------------------------------------------------------------------------------------------------------------

For the Six Months Ended
June 30, 1998
------------------------

Operating Revenue               $   515.9    $  274.8     $ 45.7    $161.5<F1>    $  13.2      $ 20.7     $    -
Operation and Other Expense         379.1       208.0       29.3     122.0            1.6        11.8<F4>    6.4
Depreciation and Amortization        37.2        23.7        5.7       7.5              -         0.1        0.2
Interest Expense                     35.5        11.1        5.1       4.8              -           -       14.5
                                ---------    --------     ------    ------        -------       -----     ------
Operating Income (Loss)              64.1        32.0        5.6      27.2           11.6         8.8      (21.1)
Distributions on Redeemable
   Preferred Securities
    of Subsidiary                     3.0         0.9          -         -              -           -        2.1
Income Tax Expense (Benefit)         22.3        11.9        2.1      13.3            3.0         4.0      (12.0)
                                ---------    --------     ------    ------        -------      ------     ------
Income (Loss) before
   Income from Equity
    Investments                      38.8        19.2        3.5      13.9            8.6         4.8      (11.2)
Income from
   Equity Investments -
    Net of Tax                        2.5           -          -         -            2.5           -          -
                                ---------    --------     ------    ------        -------      ------     ------
Net Income (Loss)               $    41.3    $   19.2     $  3.5    $ 13.9        $  11.1      $  4.8     $(11.2)
                                =========    ========     ======    ======        =======      ======     ======

Total Assets                    $ 2,319.1    $  977.3     $387.3    $583.6<F2>    $ 301.8      $ 68.7     $  0.4
Accumulated Depreciation
   and Amortization             $   747.9    $  581.7     $130.7    $ 34.0              -      $  1.5          -
Construction Work in Progress   $    48.2    $   17.6      $14.0    $ 16.6              -           -          -
Capital Expenditures            $    33.0    $   17.2       $7.1    $  8.7              -           -          -

-------------------------------------------------------------------------------------------------------------------

<F1>  Included $26.5 million of Canadian operating revenue in 1999 ($17.4 million in 1998).
<F2>  Included $128.7 million of Canadian assets in 1999 ($62.4 million in 1998).
<F3>  Included a $24.1 million non-cash charge to reflect the estimated valuation of the transaction between
      Capital Re and ACE at June 30, 1999. (See Note 5.) Also included a $1.7 million charge for the net impact of a loss reserve established by Capital Re for reinsurance of securities issued by CFS.
<F4>  Included $0.2 million of minority interest in 1999 ($1.2 million in 1998).

NOTE 3.    REGULATORY MATTERS

FLORIDA WATER 1995 RATE CASE. Florida Water requested an $18.1 million annual rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. The new rates were implemented in September 1996. In November 1996 Florida Water filed with the Florida First District Court of Appeals (Court of Appeals) an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In the course of the appeals process, the FPSC reconsidered an issue in its initial decision and, in June 1997, allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer fees. On June 10, 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. On December 15, 1998 the FPSC granted Florida Water an additional annual revenue increase of approximately $1.2 million related to several of the issues reversed by the Court of Appeals, and permitted collection of approximately $2.4 million in surcharges to reimburse Florida Water for revenue (plus interest) wrongfully denied in the FPSC's October 1996 order. Florida Water began collecting the new rates in January 1999. Intervenors protested the surcharge allocation methodology. As a result collection of the surcharges is delayed and interest accumulates until the FPSC approves a methodology. The FPSC reopened the record on two remaining issues on remand from the Court of Appeals regarding the amount of investment in utility facilities recoverable in rates from current customers. Hearings have been set for January 2000 and pre-filed testimony is due in November 1999. On June 14, 1999 the Company filed a motion seeking approval of an offer of settlement. The offer would increase annual revenue by approximately $1 million; place accumulated surcharges, including interest accrued through August 1, 1999, into a regulatory asset recoverable in rate base in the next ratemaking proceeding; and, provide a three-year moratorium on the initiation of rate cases by the Company or the FPSC, exclusive of index filings. The motion is scheduled to be heard by the FPSC on August 23, 1999. The Company is unable to predict the timing or outcome of these proceedings.

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

ELECTRIC MPUC ORDERS. On July 27, 1999 the MPUC issued an order approving the Company's Conservation Improvement Program (CIP) filing, except for the recovery of lost margins which was denied. The annual filing requested approval for a 1998 year end CIP tracker account balance (deferred charge) of $18.9 million; recovery in 1999 of $3.5 million of 1998 lost margins; and a continuation of the
2.75 percent billing adjustment factor. The MPUC's primary rationale for denial of lost margin recovery was that in 1998 Electric Operations earned in excess of its allowed return on equity. In a companion order, the MPUC opened an investigation into the reasonableness of Minnesota Power's rates. The Company is required to file within 60 days a report evaluating 1998 electric earnings and explain why current rates are just and reasonable. The Company intends to request reconsideration of both orders. The Company is unable to predict the outcome of these matters.


NOTE 4.    ACQUISITIONS

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

ADESA DES MOINES.  On April 30,  1999 ADESA  acquired  Des Moines  Auto  Auction located in Des Moines, Iowa. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. The 33 acre facility has three auction lanes and primarily serves consignment and fleet/lease accounts. The auction offers on-site reconditioning and pick up and delivery services. AFC provides dealer floorplan financing at this auction.

MID SOUTH WATER SYSTEM, INC. On June 17, 1999 Heater acquired the assets of Mid South Water System, Inc. (Mid South) located in Sherills Ford, North Carolina for $9 million. The acquisition was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. Mid South serves approximately 12,000 customers.

CAPE CORAL. On June 30, 1999 MP Real Estate purchased, for $45.0 million, certain real estate properties located in Cape Coral, Florida, from a subsidiary of Avatar Holdings Inc., a publicly traded developer and home builder headquartered in Coral Gables, Florida. Cape Coral, located adjacent to Fort Myers, Florida, has a population of 100,000 and is Florida's second largest municipality in land area. Properties purchased include approximately 2,500 acres of commercial and residential zoned land, including home sites, a golf resort, marina and commercial buildings. Concurrently with the purchase, MP Real Estate assigned to a third party the rights to a shopping center and a portion of the vacant land for $8.8 million. The net amount of the transaction was $36.2 million. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality.

ADESA VANCOUVER. On July 2, 1999 ADESA Canada, Inc., purchased the Vancouver Auto Auction of New Westminster, British Columbia. The transaction was accounted for in the third quarter of 1999 using the purchase method. Financial results will be included in the Company's consolidated financial statements as of the date of purchase. Pro forma financial results will not be presented due to immateriality. The 70 acre facility has six auction lanes. The purchase of the Vancouver auction facility is a major component of the Company's Canadian growth strategy.
                                      -7-

NOTE 5.    INVESTMENT IN CAPITAL RE

On May 27, 1999 Capital Re announced an agreement by which it will be acquired by ACE Limited (ACE), a publicly traded company listed on the New York Stock Exchange under the symbol ACL. Under the agreement, Capital Re shareholders will receive 0.6 shares of ACE for each share of Capital Re, subject to a maximum value to Capital Re shareholders of $22 per share. The Company owns 7.3 million shares, or 19.9 percent, of Capital Re. Subject to the maximum exchange value, upon closing (which is expected to occur in the second half of 1999) the Company will own approximately 4.4 million shares, or 2 percent of the outstanding shares, of ACE. The Company has agreed to vote in favor of the merger and not to dispose of the ACE shares received for 180 days following the closing date, except in a single private sale of all or substantially all of the original shares the Company will receive.

The quarter and six months ended June 30, 1999 included a $24.1 million non-cash charge, which reflected the estimated valuation of this transaction at June 30, 1999. The final valuation of this transaction will be based on the ACE share price at closing, and may differ from the amount recognized in the second quarter of 1999. The charge will be recouped to the extent ACE shares appreciate over time. The ultimate realized gain or loss on the transaction will occur when the Company sells the ACE shares. The Company no longer accounts for its investment in Capital Re using the equity method.



NOTE 6.    INCOME TAX EXPENSE
                                       Quarter Ended        Six Months Ended
                                          June 30,              June 30,
                                      1999       1998       1999       1998
--------------------------------------------------------------------------------
Millions

     Current Tax
         Federal                     $ 12.5     $ 12.6     $ 22.5    $ 20.4
         Foreign                        0.5        1.8        0.9       2.6
         State                         (0.7)       2.4        0.9       4.9
                                     ------     ------     ------    ------
                                       12.3       16.8       24.3      27.9
                                     ------     ------     ------    ------
     Deferred Tax
         Federal                       13.3        2.6       11.7       1.2
         State                         (0.5)      (0.3)      (3.4)     (0.8)
                                     ------     ------     ------    ------
                                       12.8        2.3        8.3       0.4
                                     ------     ------     ------    ------

     Deferred Tax Credits              (0.3)      (0.3)      (0.7)     (0.6)
                                     ------     ------     ------    ------

         Total Income Tax Expense    $ 24.8(a)  $ 18.8(a)  $ 31.9(b) $ 27.7(b)
--------------------------------------------------------------------------------
(a) Included income tax expense of $8.4 million in 1999 ($2.7 million in 1998) associated with income from equity investments.
(b) Included income tax expense of $3.4 million in 1999 ($5.4 million in 1998) associated with income from equity investments.



NOTE 7.    TOTAL COMPREHENSIVE INCOME

For the quarter ended June 30, 1999 total comprehensive income was a $1.5 million loss ($21.1 million of income for the quarter ended June 30, 1998). For the six months ended June 30, 1999 total comprehensive income was $20.4 million ($40.1 million for the six months ended June 30, 1998). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation adjustments.

NOTE 8.    SQUARE BUTTE PURCHASED POWER CONTRACT

The Company has had a power purchase agreement with Square Butte since 1977 which has provided a long-term supply of low-cost energy to customers in the Company's service territory and enabled the Company to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-megawatt coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

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

Under the 1998 Agreement, the Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Under the 1977 agreement the Company was unconditionally obligated to pay all of Square Butte's costs, if not paid by Square Butte when due. Square Butte's fixed costs consist primarily of debt service. At June 30, 1999 Square Butte had total debt outstanding of $343.4 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 1999 through 2002 and $23 million in 2003. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota Power, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


MINNESOTA POWER is a broadly diversified service company with operations in four business segments: (1) Electric Operations, which include electric and gas services, coal mining and telecommunications; (2) Water Services, which include water and wastewater services; (3) Automotive Services, which include a network of vehicle auctions, a finance company, an auto transport company and a vehicle remarketing company; and (4) Investments, which include a securities portfolio, intermediate-term investments and real estate operations. Corporate Charges represent general corporate expenses, including interest, not specifically allocated to any one business segment.


CONSOLIDATED OVERVIEW

Significant growth in the Company's Water Services and Automotive Services segments contributed to higher operating results in 1999. For the quarter and six months ended June 30, 1999, the Company reported a $24.1 million non-cash charge associated with the Company's investment in Capital Re. Excluding the non-cash charge, net income for the quarter and six months ended June 30, 1999 increased 14 percent over 1998. Excluding the non-cash charge, earnings per share were $0.38 for the second quarter of 1999, an increase of 6 percent over the prior year period ($0.68 per share for the six months ended June 30, 1999, 5 percent over the prior year period). Earnings per share in 1999 reflected the impact of the additional 4.2 million shares of Common Stock issued by the Company in an underwritten public offering in September 1998.

                                       Quarter Ended          Year to Date
                                         June 30,               June 30,
                                     1999       1998        1999        1998
--------------------------------------------------------------------------------
Millions

     Operating Revenue
         Electric Operations       $ 135.3     $140.7    $  267.5     $ 274.8
         Water Services               29.9       25.0        54.3        45.7
         Automotive Services         104.0       84.8       200.8       161.5
         Investments                  10.0       18.7        14.2        33.9
         Corporate Charges               -          -        (0.1)          -
                                   -------     ------    --------     -------
                                   $ 279.2     $269.2    $  536.7     $ 515.9
     Operating Expenses
         Electric Operations       $ 120.8     $124.6    $  234.8     $ 242.8
         Water Services               23.7       20.7        45.0        40.1
         Automotive Services          82.8       68.4       162.3       134.3
         Investments                   3.6        7.6         7.7        13.5
         Corporate Charges             6.7        8.5        13.6        21.1
                                   -------     ------    --------     -------
                                   $ 237.6     $229.8    $  463.4     $ 451.8
     Net Income
         Electric Operations       $   8.6       $9.7    $   19.6     $  19.2
         Water Services                3.8        2.8         5.7         3.5
         Automotive Services          12.0        8.5        21.6        13.9
         Investments                 (17.7)(a)    7.6       (14.8)(a)    15.9
         Corporate Charges            (4.8)      (5.8)       (9.3)      (11.2)
                                   -------     ------     -------     -------
                                   $   1.9      $22.8     $  22.8     $  41.3

--------------------------------------------------------------------------------

     Basic and Diluted
         Earnings Per Share
           of Common Stock           $0.02(a)   $0.36       $0.32(a)    $0.65

     Average Shares of Common
          Stock - Millions            68.2       62.6        68.0        62.5

--------------------------------------------------------------------------------
(a) Included a $24.1 million ($0.36 cent per share) non-cash charge to reflect the estimated valuation of the transaction between Capital Re and ACE at June 30, 1999.

NET INCOME

The following net income discussion summarizes significant events for the quarter and six months ended June 30, 1999.

Electric Operations reflected reductions in sales to large industrial customers in 1999. Margins from bulk electric power sales were also lower when compared to margins resulting from the strong market in 1998 created by extremely hot weather in June.

Water Services generated higher net income in 1999 due to increased consumption as a result of drier weather conditions and additional customers from the PCUC acquisition. Consumption in the first quarter of 1998 was adversely impacted by record rainfall during that period. The 1999 results of Water Services also included increased rates approved by the FPSC in December 1998.

Automotive Services showed significant growth during 1999. The number of vehicles offered for sale at ADESA auction facilities increased 10 percent over the second quarter of 1998 (13 percent over the six months ended June 30, 1998). Increased financing activity and the maturing of loan production offices that opened in 1998 at AFC also contributed to higher net income from Automotive Services.

Investments reported lower net income in 1999 primarily due to a $24.1 million non-cash charge that reflected the estimated valuation of the transaction between Capital Re and ACE at June 30, 1999.

On May 27, 1999 Capital Re announced an agreement by which it will be acquired by ACE Limited (ACE), a publicly traded company listed on the New York Stock Exchange under the symbol ACL. Under the agreement, Capital Re shareholders will receive 0.6 shares of ACE for each share of Capital Re, subject to a maximum value to Capital Re shareholders of $22 per share. The Company owns 7.3 million shares, or 19.9 percent, of Capital Re. Subject to the maximum exchange value upon closing (which is expected to occur in the second half of 1999), the Company will own approximately 4.4 million shares, or 2 percent of the outstanding shares, of ACE. The Company has agreed to vote in favor of the merger and not to dispose of the ACE shares received for 180 days following the closing date, except in a single private sale of all or substantially all of the original shares the Company will receive.

The final valuation of this transaction will be based on the ACE share price at closing, and may differ from the amount recognized in the second quarter of 1999. The charge will be recouped to the extent ACE shares appreciate over time. The ultimate realized gain or loss on the transaction will occur when the Company sells the ACE shares. The Company no longer accounts for its investment in Capital Re using the equity method.

Investments also reflected lower net income from Portfolio and Reinsurance because of stock market volatility affecting returns from short-term investments during the first quarter of 1999 and a loss reserve established by Capital Re for reinsurance of securities issued by CFS. CFS is under investigation by the Securities and Exchange Commission and the Oklahoma Securities Commission for allegations of irregularities relating to the CFS issued securities. CFS filed for Chapter 11 bankruptcy protection in December 1998. In addition, 1998 net income included dividend income received from a venture capital investment and five large bulk land sales by Real Estate Operations.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998

OPERATING REVENUE

Electric Operations operating revenue was $5.4 million lower in 1999 primarily due to a 4 percent reduction in total kilowatthour sales and less demand revenue from large power customers. Decreased taconite production, paper manufacturing and pipeline usage reduced revenue from large industrial customers in 1999.

Revenue from electric sales to taconite customers accounted for 14 percent of consolidated operating revenue in 1999 (16 percent in 1998). Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in 1999 (6 percent in 1998). Sales to other power suppliers and marketers accounted for 8 percent of consolidated operating revenue in both 1999 and 1998.

Water Services operating revenue was $4.9 million higher in 1999, with $3.5 million of the increase coming from PCUC which was purchased in January 1999. The remainder of the increase resulted from higher rates approved by the FPSC in December 1998 and more consumption due to drier weather conditions in 1999. Overall consumption increased 16 percent in 1999.

Automotive Services operating revenue was $19.2 million higher in 1999 due to stronger sales at ADESA auction facilities, and increased financing activity and the maturing of loan production offices opened in 1998 at AFC. ADESA offered for sale on consignment 428,000 vehicles (388,000 in 1998) at its 29 auction facilities in 1999 (28 in 1998). In 1999 financial results for ADESA auctions included a full three months of operations from three vehicle auctions acquired in late April and May 1998, and two months of operations from a vehicle auction acquired in late April 1999. AFC financed approximately 174,000 vehicles (133,000 in 1998) through its 84 loan production offices in 1999 (63 in 1998). AFC financial results in 1999 included a full three months of operations from the 26 loan production offices opened at ADT auctions. Only six of these offices were open as of June 30, 1998.

Investments operating revenue was $8.7 million lower in 1999. Portfolio and Reinsurance operating revenue was $0.7 million higher in 1999 due to a larger portfolio balance. The Company's securities portfolio, excluding Capital Re shares, earned an annualized after-tax return of 6.8 percent in 1999 (8.5 percent in 1998). Real Estate Operations operating revenue was $9.4 million lower in 1999 because 1998 included two large sales at Palm Coast and the sale of a partnership interest in a development at Lehigh. Combined, the three sales contributed $6.4 million to revenue in 1998. The remainder of the decrease was due to normal fluctuations in Florida real estate sales.

OPERATING EXPENSES

Electric Operations operating expenses were $3.8 million lower in 1999 primarily due to reductions in fuel and purchased power expenses. Operating expenses were also lower in 1999 because the amortization of an early retirement program was completed in July 1998.

Water Services operating expenses were $3.0 million higher in 1999 due to inclusion of PCUC operations.

Automotive Services operating expenses were $14.4 million higher in 1999 primarily due to increased sales activity at the auction facilities and the floorplan financing business. Additional expenses associated with more auction facilities and loan production offices also contributed to higher expenses in 1999.

Investments operating expenses were $4.0 million lower in 1999 primarily due to fewer sales by Real Estate Operations.

INCOME (LOSS) FROM EQUITY INVESTMENTS - NET OF TAX

Income (loss) from equity investments - net of tax was $22.8 million lower in 1999 due to a $24.1 million non-cash charge that reflected the estimated valuation of the transaction between Capital Re and ACE at June 30, 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

OPERATING REVENUE

Electric Operations operating revenue was $7.3 million lower in 1999 primarily due to a 4 percent reduction in total kilowatthour sales and less demand revenue from large power customers. Decreased taconite production, paper manufacturing and pipeline usage reduced revenue from large industrial customers in 1999. Revenue from residential and commercial customers was higher in 1999 because the winter weather in Northern Minnesota and Wisconsin was colder than in 1998. Sales to other power suppliers in 1999 were about the same as in 1998.

Revenue from electric sales to taconite customers accounted for 15 percent of consolidated operating revenue in 1999 (16 percent in 1998). Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in 1999 (6 percent in 1998). Sales to other power suppliers and marketers accounted for 7 percent of consolidated operating revenue in both 1999 and 1998.

Water Services operating revenue was $8.6 million higher in 1999, with $5.4 million of the increase coming from PCUC which was purchased in January 1999. The remainder of the increase resulted from higher rates approved by the FPSC in December 1998 and more consumption due to drier weather conditions in 1999. Overall consumption increased 21 percent in 1999. In 1998 overall consumption was lower than normal due to record rainfall during that period.

Automotive Services operating revenue was $39.3 million higher in 1999 due to stronger sales at ADESA auction facilities, and increased financing activity and the maturing of loan production offices opened in 1998 at AFC. ADESA offered for sale on consignment 824,000 vehicles (728,000 in 1998) at its 29 auction facilities in 1999 (28 in 1998). In 1999 ADESA auction financial results included a full six months of operations from three vehicle auctions acquired in late April and May 1998, and two months of operations from a vehicle auction acquired in late April 1999. AFC financed approximately 323,000 vehicles (253,000 in 1998) through its 84 loan production offices in 1999 (63 in 1998). AFC financial results in 1999 included a full six months of operations from the 26 loan production offices opened at ADT auctions. Only six of these offices were open as of June 30, 1998.

Investments operating revenue was $19.7 million lower in 1999. Portfolio and Reinsurance operating revenue was $5.8 million lower in 1999 due to stock market volatility affecting returns from short-term investments. The Company's securities portfolio, excluding Capital Re shares, earned an annualized after-tax return of 3.3 percent in 1999 (6.1 percent in 1998). Also, revenue in 1998 included $3.9 million of dividend income received from a venture capital investment. Real Estate Operations operating revenue was $13.9 million lower in 1999 because 1998 included four large sales at Palm Coast and the sale of a partnership interest in a development at Lehigh. Combined, the five sales contributed $11.5 million to revenue in 1998. The remainder of the decrease was due to normal fluctuations in Florida real estate sales.

OPERATING EXPENSES

Electric Operations operating expenses were $8.0 million lower in 1999 primarily due to a reduction in purchased power expense. Operating expenses were also lower in 1999 because the amortization of an early retirement program was completed in July 1998.

Water Services operating expenses were $4.9 million higher in 1999 due to inclusion of PCUC operations.

Automotive Services operating expenses were $28.0 million higher in 1999 primarily due to increased sales activity at the auction facilities and the floorplan financing business. Additional expenses associated with more auction facilities and loan production offices also contributed to higher expenses in 1999.

Investments operating expenses were $5.8 million lower in 1999 primarily due to fewer sales by Real Estate Operations.

Corporate Charges operating expenses were $7.5 million lower in 1999. The decrease is partially attributed to less interest expense in 1999 because of smaller commercial paper balances. Also, interest expense in 1998 reflected a settlement with the Internal Revenue Service on tax issues relating to prior years. As a result of the settlement, in the first quarter of 1998 amounts previously accrued as income tax expense were reversed and recorded as interest expense. There was no impact on consolidated net income from this transaction.

INCOME (LOSS) FROM EQUITY INVESTMENTS - NET OF TAX

Income (loss) from equity investments - net of tax was $21.5 million lower in 1999 due to a $24.1 million non-cash charge that reflected the estimated valuation of the transaction between Capital Re and ACE at June 30, 1999. Also included in 1999 is a $1.7 million loss reserve established by Capital Re for reinsurance of securities issued by CFS.

OUTLOOK

ELECTRIC OPERATIONS. On July 27, 1999 the MPUC issued an order approving the Company's CIP filing, except for the recovery of lost margins which was denied. The annual filing requested approval for a 1998 year end CIP tracker account balance (deferred charge) of $18.9 million; recovery in 1999 of $3.5 million of 1998 lost margins; and a continuation of the 2.75 percent billing adjustment factor. The MPUC's primary rationale for denial of lost margin recovery was that in 1998 Electric Operations earned in excess of its allowed return on equity. In a companion order, the MPUC opened an investigation into the reasonableness of Minnesota Power's rates. The Company is required to file within 60 days a report evaluating 1998 electric earnings and explain why current rates are just and reasonable. The Company intends to request reconsideration of both orders. The Company is unable to predict the outcome of these matters.


LIQUIDITY AND FINANCIAL POSITION

CASH FLOW ACTIVITIES. Cash flow from operations during the six months ended June 30, 1999 reflected improved operating results and continued focus on working capital management. Cash from operating activities was also affected by a number of factors representative of normal operations.

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

AFC also uses proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $225.0 million, to third party purchasers under an agreement which expires at the end of 2001. At June 30, 1999 AFC had sold $291.5 million of finance receivables to this subsidiary ($202.9 million at December 31, 1998). Third party purchasers had purchased an undivided interest in finance receivables of $211.0 million from this subsidiary at June 30, 1999 ($170.0 million at December 31, 1998). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at June 30, 1999 compared to December 31, 1998 were due to increased sales activity by Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

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

On April 30, 1999 ADESA acquired Des Moines Auto Auction located in Des Moines, Iowa. The Company funded this transaction with internally generated funds.

On June 17, 1999 Heater acquired the assets of Mid South of Sherills Ford, North Carolina for $9 million. The Company funded this transaction with internally generated funds and proceeds from a long-term revolving line of credit.

On June 30, 1999 MP Real Estate purchased, for $36.2 million, certain real estate properties located in Cape Coral, Florida, from a subsidiary of Avatar Holdings Inc. The Company funded this transaction with internally generated funds and proceeds from a long-term revolving line of credit.


CAPITAL REQUIREMENTS. Consolidated capital expenditures for the six months ended June 30, 1999 totaled $42.7 million ($33.0 million in 1998). Expenditures for 1999 included $20.9 million for Electric Operations, $9.3 million for Water Services and $12.5 million for Automotive Services. Internally generated funds and proceeds from the September 1998 issuance of Common Stock were the primary sources of funding for these expenditures.


NEW ACCOUNTING STANDARDS. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item. The Company currently has only a limited amount of derivative activity and adoption of SFAS 133 is not expected to have a material impact on the Company's financial position and results of operations.


YEAR 2000. The Year 2000 issue relates to computer systems that recognize the year in a date field using only the last two digits. Unless corrected, the Year 2000 may be interpreted as 1900, causing errors or shutdowns in computer systems which may, in turn, disrupt operations.

STATE OF READINESS. The Company has been addressing the Year 2000 issue for over five years. In the ordinary course of business, it has replaced, or is in the process of replacing, many of its major computer systems with new systems that have been designed to be Year 2000 compliant. These updated systems handle critical aspects of the Company's operations, including energy management and generation control for Electric Operations, and customer information and financial management Company-wide.

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

     The electric industry is unique in its reliance on the integrity of the power pool grid to support and maintain reliable, efficient operations. Preparation for the Year 2000 by Electric Operations is linked to the Year 2000 compliance efforts of other utilities as well as to those of its major customers whose loads support the integrity of the power pool grid. Electric Operations is coordinating its Year 2000 efforts with the plans established by the North American Electric Reliability Council (NERC) under the direction of the U.S. Department of Energy and is also working with the MAPP Year 2000 Task Force and a utility industry consortium to obtain and share utility-specific Year 2000 compliance information.

     The Company estimates that as of August 6, 1999 the remediation phase for mission-critical systems within Electric Operations is 95 percent complete. As defined by NERC, mission-critical systems are those systems that could be related to the loss of a 50-megawatt or larger generation source, the loss of a transmission facility or the interruption of system load. With the exception of certain systems reserved for final integrated testing during scheduled maintenance outages at certain Company generating units at the Boswell Energy Center in the second half of 1999, the Company's mission-critical systems used to produce, deliver and transmit electricity are ready for date changes associated with Year 2000.

     The Company estimates that as of August 6, 1999 the remediation phase for all business segment systems is approximately 83 percent complete based on the number of systems remediated. The bulk of the remaining systems are support systems within Electric Operations that are not critical to daily operations. The remediation phase for the Company's other business segments was substantially complete in June 1999.

     CONTINGENCY PLANNING. Each business segment has developed contingency plans designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. These plans include establishment of internal communications, securing adequate on-site supplies of certain critical materials and staffing for key Year 2000 dates. Contingency plans will also be tested when appropriate. Some contingency plans have already undergone testing. The Company successfully participated in the April 9, 1999 NERC drill which tested inter and intra backup communications for the scenario that assumed 10 percent of voice and data communications had failed. The Company plans to participate in the September 1999 NERC drill which will be a dress rehearsal for the millennium rollover. As of August 6, 1999 the Company estimates the contingency planning phase is approximately 87 percent complete.

COSTS. In the ordinary course of business over the last five years, the Company has replaced major business and operating computer systems. These systems should require minimal remediation efforts because of their recent implementation. Formal Year 2000 readiness plans were established in March 1998. Since that time, the Company has incurred $3 million in expenses primarily for labor associated with inventory, evaluation and remediation efforts. The Company estimates its remaining costs to prepare for the Year 2000 will be approximately $2 million, the majority of which are non-labor costs that will be incurred during the remainder of 1999. Funds to address Year 2000 issues have been provided for in the Company's existing budgets. These costs include the assignment of existing personnel to Year 2000 projects, maintenance and repair expenses, and capitalized improvements. To date no critical projects have been deferred because of Year 2000 issues. The Company does not anticipate that its costs associated with Year 2000 readiness will materially impact the Company's earnings in any year.

RISKS. Based upon information to date, the Company believes that, in the most reasonably likely worst-case scenario, Year 2000 issues could result in abnormal operating conditions, such as short-term interruption of generation, transmission and distribution functions within Electric Operations, as well as Company-wide loss of system monitoring and control functions, and loss of voice communications. These conditions, along with power outages due to possible instability of regional electric transmission grids, could result in temporary interruption of service to customers. The Company does not believe the overall impact of this scenario will have a material impact on its financial condition or operations due to the anticipated short-term nature of interruptions.

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies, with utilities being the largest industry sector. Investments held for an indefinite period of time are classified as available-for-sale securities and also recorded at fair value. The available-for-sale securities portfolio consists primarily of the preferred stock of utilities and financial institutions with investment grade debt ratings and Capital Re shares. (See Note 5 to the consolidated financial statements in Item 1 of this quarterly report on Form 10-Q.)

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


June 30, 1999                                                     Fair Value
--------------------------------------------------------------------------------
Millions

     Trading Securities Portfolio                                  $165.3(a)
     Available-For-Sale Securities Portfolio                       $153.5(b)
     Other Available-For-Sale Securities                            $18.2(c)

--------------------------------------------------------------------------------
(a) The notional fair value of outstanding short sales of common stock was approximately 85 percent of the fair value of the trading securities portfolio.
(b) The notional fair value of outstanding sales of treasury futures contracts was $9.3 million, which represented 80 contracts with a notional basis of $9.4 million.
(c) Securities in a grantor trust established to fund certain employee benefits.

PART II.   OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Shareholders on May 11, 1999.

(b) Not applicable.

(c) The election of directors, the appointment of independent accountants, and the amendments to the Company's Executive Long-Term Incentive Compensation Plan, including the reservation of additional shares of Common Stock of the Company to be issued thereunder, were voted on at the Annual Meeting of Shareholders.

    The results were as follows:
                                                Votes
                                             Withheld or                 Broker
    Directors                   Votes For      Against     Abstentions  Nonvotes
    ---------                   ----------   -----------   -----------  --------

    Kathleen A. Brekken         58,791,570     995,473          -          -
    Merrill K. Cragun           58,893,540     893,503          -          -
    Dennis E. Evans             58,750,185   1,036,858          -          -
    Peter J. Johnson            58,930,157     856,886          -          -
    George L. Mayer             58,919,487     867,556          -          -
    Jack I. Rajala              58,858,784     928,259          -          -
    Edwin L. Russell            58,838,967     948,076          -          -
    Arend J. Sandbulte          58,835,996     951,047          -          -
    Nick Smith                  58,864,142     922,901          -          -
    Bruce W. Stender            58,918,503     868,540          -          -
    Donald C. Wegmiller         58,845,450     941,593          -          -


    Independent Accountants
    -----------------------

    PricewaterhouseCoopers LLP  58,809,081     508,057      436,861     33,044


    Minnesota Power Executive
    Long-Term Incentive
    Compensation Plan
    -------------------------

    Amendments and
    reservation of additional
    shares to be issued         45,558,168  12,337,810    1,492,671    398,394


(d) Not applicable.

ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1998 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1998 Form 10-K.


Ref. Page 2. - Eighth Paragraph
Ref. Page 25. - Tenth Paragraph
Ref. 10-Q for the quarter ended March 31, 1999 Page 13. - Fourth and
     Fifth Paragraphs

Steel imports continue to be a critical issue facing American steel producers. Total imports for the first five months of 1999 are running slightly below the record levels of 1998. The surge of imported steel in recent years continues to depress average prices for steel mill products. First quarter prices for 1999 are about 27 percent below the same period in 1998.

First quarter steel shipments from American mills are 10 percent lower this year compared to the same period in 1998, with capacity utilization also down compared to last year. In 1998 the United States imported a record 42 million tons of steel, which represented an 83 percent increase over the 23 million ton average for the previous eight years (1990-1997).

The continued lower worldwide demand for steel produced in the United States is likely to have an adverse affect on northern Minnesota's taconite producers and the economy of northern Minnesota. The Company is unable to predict the eventual impact of this issue on the Company's Electric Operations.


Ref. Page 3. - First Full Paragraph
Ref. Page 25. - Eleventh Paragraph

Six of the seven taconite producers in Minnesota have collective bargaining agreements with the United Steel Workers of America (USWA). These agreements expire in August 1999. Tentative five-year collective bargaining agreements have been reached with five of the six USWA taconite producers. Contract negotiations with the sixth taconite producer have been put on hold pending the outcome of acquisition discussions with another company.


Ref. Page 6. - Seventh Full Paragraph
Ref. Page 25. - Insert after Eleventh Paragraph
Ref. 10-Q for the quarter ended March 31, 1999 Page 14. - Fifth Paragraph

On July 27, 1999 the MPUC issued an order approving the Company's CIP filing, except for the recovery of lost margins which was denied. The annual filing requested approval for a 1998 year end CIP tracker account balance (deferred charge) of $18.9 million; recovery in 1999 of $3.5 million of 1998 lost margins; and a continuation of the 2.75 percent billing adjustment factor. The MPUC's primary rationale for denial of lost margin recovery was that in 1998 Electric Operations earned in excess of its allowed return on equity. In a companion order, the MPUC opened an investigation into the reasonableness of Minnesota Power's rates. The Company is required to file within 60 days a report evaluating 1998 electric earnings and explain why current rates are just and reasonable. The Company intends to request reconsideration of both orders. The Company is unable to predict the outcome of these matters.


Ref. Page 9. - National Pollutant Discharge Elimination System Permits Table Ref. 10-Q for the quarter ended March 31, 1999 Page 15. - First Paragraph

The Company anticipates the Minnesota Pollution Control Agency will issue new National Pollutant Discharge Elimination System Permits (NPDES) for the Boswell Energy Center in the third quarter of 1999 and the M.L. Hibbard Station in the fourth quarter of 1999.

A new NPDES permit for the Laskin Energy Center (Laskin) was issued effective April 27, 1999 and has an expiration date of February 28, 2004. As expected the Laskin permit contains a schedule of compliance requiring the construction of a new ash disposal pond by December 31, 2000. The Company expects to spend approximately $3.3 million in 1999 and another $3.3 million in 2000 to construct the Laskin ash disposal pond.

Ref. Page 10. - Third Full Paragraph
Ref. Page 25. - Twelfth Paragraph
Ref. 10-Q for the quarter ended March 31, 1999, Page 15. - Second Paragraph

On June 17, 1999 Heater acquired the assets of Mid South located in Sherills Ford, North Carolina for $9 million. The acquisition was accounted for using the purchase method. With the acquisition of Mid South, which serves approximately 12,000 customers, Heater became the largest investor-owned water utility in North Carolina serving almost 45,000 customers in 29 counties.


Ref. Page 10. - Seventh Full Paragraph

1995 RATE CASE. The FPSC reopened the record on two remaining issues on remand from the Florida First District Court of Appeals regarding the amount of investment in utility facilities recoverable in rates from current customers. Hearings have been set for January 2000 and pre-filed testimony is due in November 1999. On June 14, 1999 the Company filed a motion seeking approval of an offer of settlement. The offer would increase annual revenue by approximately $1 million; place accumulated surcharges, including interest accrued through August 1, 1999, into a regulatory asset recoverable in rate base in the next ratemaking proceeding; and, provide a three-year moratorium on the initiation of rate cases by the Company or the FPSC, exclusive of index filings. The motion is scheduled to be heard by the FPSC on August 23, 1999. The Company is unable to predict the timing or outcome of these proceedings.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27(a)    Financial Data Schedule for the Six Months Ended June 30, 1999.
     27(b)    Restated Financial Data Schedule for the Six Months Ended
              June 30, 1998.


(b)  Reports on Form 8-K.

     Report on Form 8-K dated and filed May 27, 1999 with respect to Item 5. Other Events.
     Report on Form 8-K dated and filed June 15, 1999 with respect to Item 5. Other Events.
     Report on Form 8-K dated and filed July 7, 1999 with respect to Item 5. Other Events.

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




                                                      Minnesota Power, Inc.
                                                --------------------------------
                                                          (Registrant)





August 6, 1999                                           D. G. Gartzke
                                                --------------------------------
                                                       David G. Gartzke
                                                Senior Vice President - Finance
                                                   and Chief Financial Officer




August 6, 1999                                           Mark A. Schober
                                                --------------------------------
                                                         Mark A. Schober
                                                           Controller

                                INDEX TO EXHIBITS

Exhibit
Number
-------

 27(a)  Financial Data Schedule for the Six Months Ended June 30, 1999
 27(b)  Restated Financial Data Schedule for the Six Months Ended June 30, 1998