Form 10-Q
period 1999-09-30
MINNESOTA POWER INC
filed 1999-11-05
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                       or

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




                           Common Stock, no par value,
                          73,460,518 shares outstanding
                             as of October 31, 1999

                              MINNESOTA POWER, INC.

                                      INDEX

                                                                           Page

Part I. Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheet -
                     September 30, 1999 and December 31, 1998                1

                 Consolidated Statement of Income -
                     Quarter Ended and Nine Months Ended
                     September 30, 1999 and 1998                             2

                 Consolidated Statement of Cash Flows -
                     Nine Months Ended September 30, 1999 and 1998           3

                 Notes to Consolidated Financial Statements                  4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        11

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                19

Part II. Other Information

         Item 5.  Other Information                                         19

         Item 6.  Exhibits and Reports on Form 8-K                          22

Signatures                                                                  23

                                   DEFINITIONS

          The following abbreviations or acronyms are used in the text.


Abbreviation or Acronym            Term
-----------------------------      ---------------------------------------------

1998 Form 10-K                     Minnesota Power's Annual Report on Form 10-K
                                   for the Year Ended December 31, 1998
ACE                                ACE Limited
ADESA                              ADESA Corporation
AFC                                Automotive Finance Corporation
AutoVIN                            AutoVIN, Inc.
Cape Coral Holdings                Cape Coral Holdings, Inc.
Capital Re                         Capital Re Corporation
CIP                                Conservation Improvement Programs
Common Stock                       Minnesota Power, Inc. Common Stock
Company                            Minnesota Power, Inc. and its subsidiaries
DRIP                               Dividend Reinvestment and Stock Purchase Plan
ESOP                               Employee Stock Ownership Plan
FERC                               Federal Energy Regulatory Commission
Heater                             Heater Utilities, Inc.
Florida Water                      Florida Water Services Corporation
FPSC                               Florida Public Service Commission
MAPP                               Mid-Continent Area Power Pool
Mid South                          Mid South Water Systems, Inc.
Minnesota Power                    Minnesota Power, Inc. and its subsidiaries
MP Real Estate                     MP Real Estate Holdings, Inc.
MPUC                               Minnesota Public Utilities Commission
NCUC                               North Carolina Utilities Commission
Palm Coast                         Palm Coast Holdings, Inc.
PCUC                               Palm Coast Utilities Corporation
PSCW                               Public Service Commission of Wisconsin
Square Butte                       Square Butte Electric Cooperative
XL Capital                         XL Capital Ltd.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                 MINNESOTA POWER
                           CONSOLIDATED BALANCE SHEET
                                    Millions
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                      1999             1998
                                                    Unaudited         Audited
--------------------------------------------------------------------------------
ASSETS
PLANT AND INVESTMENTS
     Electric Operations                            $   769.4        $  771.5
     Water Services                                     433.8           329.4
     Automotive Services                                222.4           186.2
     Investments                                        211.4           263.5
                                                    ---------        --------
        Total Plant and Investments                   1,637.0         1,550.6
                                                    ---------        --------
CURRENT ASSETS
     Cash and Cash Equivalents                          157.4            89.4
     Trading Securities                                 154.8           169.9
     Accounts Receivable (less Allowance
        of $10.6 and $9.6)                              286.9           156.1
     Fuel, Material and Supplies                         25.7            24.0
     Prepayments and Other                               72.8            48.1
                                                    ---------        --------
        Total Current Assets                            697.6           487.5
                                                    ---------        --------
OTHER ASSETS
     Goodwill                                           180.0           169.8
     Deferred Regulatory Charges                         57.2            56.1
     Other                                               52.2            53.1
                                                    ---------        --------
        Total Other Assets                              289.4           279.0
                                                    ---------        --------
TOTAL ASSETS                                        $ 2,624.0        $2,317.1

--------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
     Common Stock Without Par Value, 130.0
        Shares Authorized;
        73.4 and 72.3 Shares Outstanding            $   551.1        $  529.0
        Unearned ESOP Shares                            (60.0)          (62.5)
     Accumulated Other Comprehensive Income (Loss)      (31.7)            1.5
     Retained Earnings                                  319.7           317.6
                                                    ---------        --------
        Total Common Stock Equity                       779.1           785.6
     Cumulative Preferred Stock                          11.5            11.5
     Redeemable Serial Preferred Stock                   20.0            20.0
     Company Obligated Mandatorily Redeemable
        Preferred Securities of Subsidiary
        MP&L Capital I Which Holds Solely Company
        Junior Subordinated Debentures                   75.0            75.0
     Long-Term Debt                                     714.6           672.2
                                                    ---------        --------
        Total Capitalization                          1,600.2         1,564.3
                                                    ---------        --------
CURRENT LIABILITIES
     Accounts Payable                                   245.7           123.3
     Accrued Taxes, Interest and Dividends               76.3            62.9
     Notes Payable                                      151.9            81.0
     Long-Term Debt Due Within One Year                   9.3             9.0
     Other                                               67.9            69.8
                                                    ---------        --------
        Total Current Liabilities                       551.1           346.0
                                                    ---------        --------
OTHER LIABILITIES
     Accumulated Deferred Income Taxes                  139.9           153.4
     Contributions in Aid of Construction               179.3           108.2
     Deferred Regulatory Credits                         55.6            55.2
     Other                                               97.9            90.0
                                                    ---------        --------
        Total Other Liabilities                         472.7           406.8
                                                    ---------        --------
TOTAL CAPITALIZATION AND LIABILITIES                $ 2,624.0        $2,317.1
--------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                                 MINNESOTA POWER
                        CONSOLIDATED STATEMENT OF INCOME
                  Millions Except Per Share Amounts - Unaudited


                                          QUARTER ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                        1999        1998        1999      1998
--------------------------------------------------------------------------------

OPERATING REVENUE
     Electric Operations              $ 155.2    $  147.2    $  422.7   $ 422.0
     Water Services                      31.1        24.2        85.4      70.0
     Automotive Services                105.5        83.9       306.3     245.4
     Investments                         14.5        11.0        28.6      44.8
                                      -------    --------    --------   -------
         Total Operating Revenue        306.3       266.3       843.0     782.2
                                      -------    --------    --------   -------

OPERATING EXPENSES
     Fuel and Purchased Power            54.9        54.6       154.8     158.1
     Operations                         180.4       155.5       515.3     468.4
     Interest Expense                    15.1        15.1        43.7      50.5
                                      -------    --------    --------   -------
         Total Operating Expenses       250.4       225.2       713.8     677.0
                                      -------    --------    --------   -------

OPERATING INCOME                         55.9        41.1       129.2     105.2

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF
        SUBSIDIARY                        1.5         1.5         4.5       4.5

INCOME TAX EXPENSE                       21.1        16.0        49.6      38.3
                                      -------    --------    --------   -------

INCOME BEFORE INCOME (LOSS)
     FROM EQUITY INVESTMENTS             33.3        23.6        75.1      62.4

INCOME (LOSS) FROM
     EQUITY INVESTMENTS - NET
        OF TAX                            1.2         2.2       (17.8)      4.7
                                      -------    --------    --------   -------

NET INCOME                               34.5        25.8        57.3      67.1

DIVIDENDS ON PREFERRED STOCK              0.5         0.5         1.5       1.4
                                      -------    --------    --------   -------

EARNINGS AVAILABLE FOR COMMON STOCK   $  34.0    $   25.3    $   55.8   $  65.7
                                      =======    ========    ========   =======


AVERAGE SHARES OF COMMON STOCK           68.6        64.0        68.2      63.0

BASIC AND DILUTED
     EARNINGS PER SHARE OF
        COMMON STOCK                    $0.50       $0.39       $0.82     $1.04


DIVIDENDS PER SHARE OF
   COMMON STOCK                       $0.2675      $0.255     $0.8025    $0.765
--------------------------------------------------------------------------------
         The accompanying notes are an integral part of this statement.

                                 MINNESOTA POWER
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions - Unaudited

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         1999            1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                      $  57.3         $  67.1
       Loss (Income) From Equity Investments -
          Net of Dividends Received                       13.6           (11.2)
       Depreciation and Amortization                      57.4            56.0
       Deferred Income Taxes                               6.5            (1.0)
       Deferred Investment Tax Credits                    (1.3)           (1.2)
       Pre-Tax Gain on Sale of Property                      -            (0.6)
       Changes in Operating Assets and Liabilities
          Trading Securities                              15.1           (13.5)
          Notes and Accounts Receivable                 (130.9)          (91.2)
          Fuel, Material and Supplies                     (1.7)            1.2
          Accounts Payable                               122.4           122.0
          Other Current Assets and Liabilities           (13.5)            7.1
       Other - Net                                        (1.7)           13.2
                                                       -------         -------
              Cash From Operating Activities             123.2           147.9
                                                       -------         -------

INVESTING ACTIVITIES
       Proceeds From Sale of Investments in
          Securities                                      64.5            32.8
       Proceeds From Sale of Property                        -             1.4
       Additions to Investments                          (27.6)          (32.2)
       Additions to Plant                                (94.3)          (51.3)
       Acquisition of Subsidiaries - Net of
          Cash Acquired                                  (67.8)          (23.8)
       Changes to Other Assets - Net                     (12.0)            5.5
                                                       -------         -------
              Cash For Investing Activities             (137.2)          (67.6)
                                                       -------         -------

FINANCING ACTIVITIES
       Issuance of Common Stock                           20.8           102.8
       Issuance of Long-Term Debt                         50.8             9.1
       Changes in Notes Payable - Net                     70.9           (46.6)
       Reductions of Long-Term Debt                       (8.1)          (16.6)
       Dividends on Preferred and Common Stock           (55.1)          (49.2)
                                                       -------         -------
              Cash From (For) Financing Activities        79.3            (0.5)
                                                       -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    2.7            (4.8)
                                                       -------         -------
CHANGE IN CASH AND CASH EQUIVALENTS                       68.0            75.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          89.4            41.8
                                                       -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 157.4         $ 116.8
                                                       =======         =======


SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
          Interest - Net of Capitalized                  $47.4           $55.8
          Income Taxes                                   $38.5           $41.4

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


NOTE 2.    BUSINESS SEGMENTS
Millions

                                                                                             Investments
                                                                                       ----------------------
                                                    Electric      Water   Automotive    Portfolio &     Real   Corporate
                                     Consolidated  Operations   Services   Services    Reinsurance     Estate   Charges
------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
September 30, 1999
---------------------

Operating Revenue                      $ 306.3       $155.2       $31.1     $105.5<F1>    $   2.9     $ 11.7      $(0.1)
Operation and Other Expense              215.7        105.7        18.4       80.6            0.4        6.9<F2>    3.7
Depreciation and Amortization             19.6         11.4         3.7        4.4              -          -        0.1
Interest Expense                          15.1          5.2         2.6        3.0              -          -        4.3
                                       -------       ------       -----     ------        -------     ------      -----
Operating Income (Loss)                   55.9         32.9         6.4       17.5            2.5        4.8       (8.2)
Distributions on Redeemable
   Preferred Securities of Subsidiary      1.5          0.4           -          -              -          -        1.1
Income Tax Expense (Benefit)              21.1         13.7         2.5        7.8            0.4        2.1       (5.4)
                                       -------       ------       -----     ------        -------     ------      -----
Income (Loss) before
   Loss from Equity Investments           33.3         18.8         3.9        9.7            2.1        2.7       (3.9)
Income (Loss) from
   Equity Investments - Net of Tax         1.2         (0.2)          -          -            1.4          -          -
                                       -------       ------       -----     ------        -------     ------      -----
Net Income (Loss)                      $  34.5       $ 18.6       $ 3.9     $  9.7        $   3.5     $  2.7      $(3.9)
                                       =======       ======       =====     ======        =======     ======      =====

------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
September 30, 1998
---------------------

Operating Revenue                      $ 266.3       $147.2       $24.2     $ 83.9<F1>    $   5.5     $  5.3      $ 0.2
Operation and Other Expense              191.3        103.0        15.3       64.8            1.1        3.7<F2>    3.4
Depreciation and Amortization             18.8         11.8         3.0        4.0              -          -          -
Interest Expense                          15.1          5.5         2.6        2.4              -          -        4.6
                                       -------       ------       -----     ------        -------     ------      -----
Operating Income (Loss)                   41.1         26.9         3.3       12.7            4.4        1.6       (7.8)
Distributions on Redeemable
   Preferred Securities of Subsidiary      1.5          0.4           -          -              -          -        1.1
Income Tax Expense (Benefit)              16.0         10.5         1.3        6.0            1.3        0.7       (3.8)
                                       -------       ------       -----     ------        -------     ------      -----
Income (Loss) before
   Income from Equity Investments         23.6         16.0         2.0        6.7            3.1        0.9       (5.1)
Income from
   Equity Investments - Net of Tax         2.2            -           -          -            2.2          -          -
                                       -------       ------       -----     ------        -------     ------      -----
Net Income (Loss)                      $  25.8       $ 16.0       $ 2.0     $  6.7        $   5.3     $  0.9      $(5.1)
                                       =======       ======       =====     ======        =======     ======      =====

------------------------------------------------------------------------------------------------------------------------

<F1>  Included $15.2 million of Canadian operating revenue in 1999 ($10.7 million in 1998).
<F2>  Included $0.7 million of minority interest in 1999 ($0.2 million in 1998).

                                      -4-

Millions

                                                                                             Investments
                                                                                       ----------------------
                                                    Electric      Water   Automotive    Portfolio &     Real    Corporate
                                   Consolidated    Operations   Services   Services    Reinsurance     Estate    Charges
--------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 1999
-------------------------

Operating Revenue                    $   843.0     $  422.7      $ 85.4   $306.3<F1>     $  10.3      $ 18.5      $ (0.2)
Operation and Other Expense              612.7        307.6        51.9    229.4             2.5        12.4<F4>     8.9
Depreciation and Amortization             57.4         33.7        10.3     13.0               -         0.1         0.3
Interest Expense                          43.7         15.8         7.5      7.9               -           -        12.5
                                     ---------     --------      ------   ------         -------      ------      ------
Operating Income (Loss)                  129.2         65.6        15.7     56.0             7.8         6.0       (21.9)
Distributions on Redeemable
   Preferred Securities of
   Subsidiary                              4.5          1.3           -        -               -           -         3.2
Income Tax Expense (Benefit)              49.6         25.9         6.1     24.7             2.2         2.6       (11.9)
                                     ---------     --------      ------   ------         -------      ------      ------
Income (Loss) before
   Loss from Equity Investments           75.1         38.4         9.6     31.3             5.6         3.4       (13.2)
Loss from
   Equity Investments - Net of Tax       (17.8)        (0.2)          -        -           (17.6)<F3>      -           -
                                     ---------     --------      ------   ------         -------      ------      ------
Net Income (Loss)                    $    57.3     $   38.2      $  9.6   $ 31.3         $ (12.0)     $  3.4      $(13.2)
                                     =========     ========      ======   ======         =======      ======      ======

Total Assets                         $ 2,624.0     $1,003.1      $232.4   $788.1<F2>     $ 483.5      $116.5      $  0.4
Accumulated Depreciation
   and Amortization                  $   873.8     $  624.2      $194.6   $ 53.2               -      $  1.8           -
Construction Work in Progress        $    49.5     $   24.6       $19.1   $  5.8               -           -           -
Capital Expenditures                 $    68.6     $   34.5       $14.1   $ 20.0               -           -           -

-------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 1998
-------------------------

Operating Revenue                    $   782.2     $  422.0      $ 70.0   $245.4<F1>      $  18.7     $ 26.0     $  0.1
Operation and Other Expense              570.5        311.0        44.7    186.8              2.7       15.5<F4>    9.8
Depreciation and Amortization             56.0         35.5         8.7     11.5                -        0.1        0.2
Interest Expense                          50.5         16.6         7.7      7.2                -          -       19.0
                                     ---------     --------      ------   ------           ------     ------     ------
Operating Income (Loss)                  105.2         58.9         8.9     39.9             16.0       10.4      (28.9)
Distributions on Redeemable
   Preferred Securities of
      Subsidiary                           4.5          1.3           -        -                -          -        3.2
Income Tax Expense (Benefit)              38.3         22.4         3.4     19.3              4.3        4.7      (15.8)
                                     ---------     --------      ------   ------          -------     ------     ------
Income (Loss) before
   Income from Equity Investments         62.4         35.2         5.5     20.6             11.7        5.7      (16.3)
Income from
   Equity Investments - Net of Tax         4.7            -           -        -              4.7          -          -
                                     ---------    ---------      ------   ------          -------     ------     ------
Net Income (Loss)                    $    67.1    $    35.2        $5.5   $ 20.6          $  16.4     $  5.7     $(16.3)
                                     =========    =========      ======   ======          =======     ======     ======

Total Assets                         $ 2,371.3    $   975.6      $391.8   $631.0<F2>      $ 298.1     $ 74.3     $  0.5
Accumulated Depreciation
   and Amortization                  $   765.4    $   593.0      $133.0   $ 37.9                -     $  1.5          -
Construction Work in Progress        $    51.5    $    16.2      $ 15.5   $ 19.8                -          -          -
Capital Expenditures                 $    51.3    $    24.6      $ 10.4   $ 16.3                -          -          -

------------------------------------------------------------------------------------------------------------------------

<F1>  Included $41.7 million of Canadian operating revenue in 1999 ($28.1 million in 1998).
<F2>  Included $130.6 million of Canadian assets in 1999 ($65.3 million in 1998).
<F3>  Included a $24.1 million non-cash charge to reflect the estimated  valuation of the pending merger between  Capital Re and ACE as of June 30, 1999.  (See Note 5.)
<F4>  Included $0.9 million of minority interest in 1999 ($1.4 million in 1998).

NOTE 3.    REGULATORY MATTERS

FLORIDA WATER 1995 RATE CASE. Florida Water requested an $18.1 million annual rate increase in June 1995 for all water and wastewater customers of Florida Water regulated by the FPSC. In October 1996 the FPSC issued its final order approving an $11.1 million annual increase. The new rates were implemented in September 1996. In November 1996 Florida Water filed with the Florida First District Court of Appeals (Court of Appeals) an appeal of the FPSC's final order seeking judicial review of issues relating to the amount of investment in utility facilities recoverable in rates from current customers. Other parties to the rate case also filed appeals. In the course of the appeals process, the FPSC reconsidered an issue in its initial decision and, in June 1997, allowed Florida Water to resume collecting approximately $1 million, on an annual basis, in new customer fees. In June 1998 the Court of Appeals ruled in Florida Water's favor on all material issues appealed by Florida Water and remanded the matter back to the FPSC for action consistent with the Court's order. The Court of Appeals also overturned its decision in Florida Water's 1991 Rate Case which had required a "functional relationship" between service areas as a precondition to implementation of uniform rates. In December 1998 the FPSC granted Florida Water an additional annual revenue increase of approximately $1.2 million related to several of the issues reversed by the Court of Appeals, and permitted collection of approximately $2.4 million in surcharges to reimburse Florida Water for revenue (plus interest) wrongfully denied in the FPSC's October 1996 order.
Florida Water began collecting the new rates in January 1999. Intervenors protested the surcharge allocation methodology. As a result collection of the surcharges was delayed and interest accumulated until the FPSC approved a methodology. The FPSC reopened the record on two remaining issues on remand from the Court of Appeals regarding the amount of investment in utility facilities recoverable in rates from current customers. On June 14, 1999 Florida Water filed a motion seeking approval of an offer of settlement which was heard by the FPSC on August 23, 1999. After Florida Water agreed to modification of certain terms of its offer settlement, on September 14, 1999 the FPSC issued a final order which increased annual revenue by approximately $1 million; authorized Florida Water to book approximately $8.5 million of accumulated surcharges, including interest accrued through September 30, 1999, as a regulatory asset recoverable in base rates beginning in the next rate case; and provided a three-year moratorium on the initiation of rate cases by Florida Water, exclusive of index filings which provide rate adjustments based on inflationary costs associated with operation and maintenance expenses. The annual rate increase of approximately $1 million associated with the settlement became effective on October 1, 1999. In total, the FPSC approved $13.6 million of the $18.1 million requested by Florida Water in the 1995 rate case.

1991 RATE CASE REFUNDS. In 1995 the Court of Appeals reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates" all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order in January 1998 that did not require refunds.

In the same January 1998 order, the FPSC required Florida Water to refund, with interest, $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case (see Florida Water 1995 Rate Case). The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Customer groups which paid more under uniform rates have appealed the FPSC's January 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties in May 1998.

Upon issuance of the June 1998 opinion of the Court of Appeals with respect to Florida Water's 1995 Rate Case (see 1995 Rate Case) in which the court reversed its previous ruling that the FPSC was without authority to order uniform rates, customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs in September 1998. A provision for refund related to the $2.5 million refund order was recorded in the third quarter of 1999. The Company is unable to predict the timing or outcome of this matter.

ELECTRIC MPUC ORDERS. On March 31, 1999 the Company made its annual filing with the MPUC requesting approval for a 1998 year-end Conservation Improvement Program (CIP) tracker account balance (deferred regulatory charge) of $18.9 million; recovery from customers in 1999 of $3.5 million of 1998 margins lost due to approved conservation improvement programs; and continuation of the 2.75 percent billing adjustment factor. On July 27, 1999 the MPUC issued an order approving the Company's CIP filing, except for the recovery of lost margins which was denied. The MPUC's primary rationale for denial of lost margin recovery was that in 1998 Electric Operations earned in excess of its allowed return on equity. In a companion order, the MPUC opened an investigation into the reasonableness of Minnesota Power's rates.

In September 1999 the MPUC granted the Company's request for rehearing of both orders. On September 9, 1999 the MPUC clarified the scope of its investigation into the reasonableness of the Company's rates and shortened the time period for interested party comments. On September 29, 1999 the Company filed the required report with respect to 1998 actual and 1999 projected electric earnings and explained why current rates are just and reasonable. The Company anticipates that the MPUC will make a decision in 1999 whether further investigation will be made into the reasonableness of Minnesota Power's rates. At the October 28, 1999 hearing regarding recovery of the Company's 1998 lost margins, the MPUC tabled a final decision until early December 1999. The Company is unable to predict the outcome of these matters.


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

ADESA AUCTION FACILITIES. On April 30, 1999 ADESA acquired Des Moines Auto Auction located in Des Moines, Iowa and on July 2, 1999 ADESA Canada, Inc. purchased the Vancouver Auto Auction of New Westminster, British Columbia. The two transactions had a combined purchase price of $31.3 million and were accounted for using the purchase method and resulted in goodwill of $11.9 million which will be amortized over a 40 year period. Financial results for each facility have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. The 33-acre Des Moines facility has three auction lanes and primarily serves consignment and fleet/lease accounts. AFC provides dealer floorplan financing at this auction. The 70-acre Vancouver facility has six auction lanes. The purchase of the Vancouver auction facility is a major component of the Company's Canadian growth strategy.

MID SOUTH WATER SYSTEMS, INC. On June 17, 1999 Heater acquired the assets of Mid South Water Systems, Inc. (Mid South) located in Sherills Ford, North Carolina for $9 million. The acquisition was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. Mid South serves approximately 12,000 customers.

CAPE CORAL. On June 30, 1999 Cape Coral Holdings, Inc. (Cape Coral Holdings), a subsidiary of MP Real Estate, purchased, for $45.0 million, certain real estate properties located in Cape Coral, Florida, from subsidiaries of Avatar Holdings Inc., a publicly traded developer and home builder headquartered in Coral Gables, Florida. Cape Coral, located adjacent to Fort Myers, Florida, has a population of 100,000 and is Florida's second largest municipality in land area. Properties purchased include approximately 2,500 acres of commercial and residential zoned land, including home sites, a golf resort, marina and commercial buildings. Concurrently with the purchase, Cape Coral Holdings assigned to a third party the rights to a shopping center and a portion of the vacant land for $8.8 million, which reduced the net amount paid by Cape Coral Holdings to $36.2 million. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality.


NOTE 5.    INVESTMENT IN CAPITAL RE

Minnesota Power owns 7.3 million shares, or 19.9 percent, of Capital Re. On June 10, 1999 Capital Re and ACE Limited (ACE) signed an agreement providing for the merger of Capital Re with ACE. Under the terms of the Agreement and Plan of Merger (Merger Agreement), Capital Re's shareholders would have received 0.6 ordinary shares of ACE for each share of Capital Re at closing, subject to a maximum value to Capital Re shareholders of $22 per share.

On October 6, 1999 Capital Re received an unsolicited all-cash acquisition offer from XL Capital Ltd. (XL Capital). To consider XL Capital's offer, Capital Re postponed its October 7, 1999 shareholder meeting at which there was to be a vote on the proposed merger with ACE. Capital Re has since received from ACE proposed amendments to the Merger Agreement and competing offers from XL Capital.

On October 26, 1999 Capital Re and ACE signed an amended merger agreement. Under the terms of the amended agreement, each Capital Re share will be exchanged for
0.65 ordinary shares of ACE plus cash, as needed, to deliver an aggregate value of $14 for each Capital Re share, as long as ACE's stock price is between $14.34 and $19.54 per share at closing. The amount of cash is subject to a minimum of $1.30 per Capital Re share and a maximum of $4.68 per Capital Re share. If ACE's stock price is below $14.34 per share or above $19.54 per share, Capital Re shareholders would receive less value or more value, respectively. Minnesota Power is unable to predict the timing of this transaction.

Minnesota Power's net income for nine months ended September 30, 1999 included a $24.1 million non-cash charge to income from equity investments. The non-cash charge reflected an estimated Capital Re valuation of $17 per share based on ACE's stock price at June 30, 1999 and the exchange ratio in the ACE Merger Agreement. As a result of the pending merger with ACE, Minnesota Power discontinued the equity method of accounting for its investment in Capital Re. Minnesota Power currently accounts for its investment in Capital Re as an available-for-sale security with changes in value reflected in accumulated other comprehensive income (loss) on the balance sheet. Accordingly, a $31.3 million charge to accumulated other comprehensive income (loss) was recorded on the balance sheet during the third quarter of 1999 to reflect the September 30, 1999 Capital Re share price of $10. Adjustments to Minnesota Power's investment in Capital Re will be recognized in net income at the time a Capital Re merger transaction is finalized. Assuming the transaction is finalized prior to year end at a value of $14 per share, the after-tax loss of $31.3 million at September 30, 1999 would be reduced by $17.7 million, resulting in a charge to fourth quarter net income of $13.6 million.

NOTE 6.    INCOME TAX EXPENSE
                                    Quarter Ended          Nine Months Ended
                                    September 30,            September 30,
                                  1999       1998          1999        1998
--------------------------------------------------------------------------------
Millions

  Current Tax
      Federal                    $ 19.9     $ 14.7        $ 42.4      $ 35.1
      Foreign                       0.3        1.2           1.2         3.8
      State                         4.1        3.7           5.0         8.6
                                 ------     ------        ------      ------
                                   24.3       19.6          48.6        47.5
                                 ------     ------        ------      ------
  Deferred Tax
      Federal                      (1.4)      (0.7)         10.3         0.5
      Foreign                       0.1          -           0.1           -
      State                        (0.5)      (0.7)         (3.9)       (1.5)
                                 ------     ------        ------      ------
                                   (1.8)      (1.4)          6.5        (1.0)
                                 ------     ------        ------      ------

  Deferred Tax Credits             (0.6)      (0.6)         (1.3)       (1.2)
                                 ------     ------        ------      ------

    Total Income Tax Expense     $ 21.9(a)  $ 17.6(a)     $ 53.8(b)   $ 45.3(b)
--------------------------------------------------------------------------------
(a) Included income tax expense of $0.8 million in 1999 ($1.6 million in 1998) associated with income from equity investments.
(b) Included income tax expense of $4.2 million in 1999 ($7.0 million in 1998) associated with income from equity investments.


NOTE 7.    TOTAL COMPREHENSIVE INCOME

For the quarter ended September 30, 1999 total comprehensive income was $3.7 million ($25.0 million of income for the quarter ended September 30, 1998). For the nine months ended September 30, 1999 total comprehensive income was $24.1 million ($65.1 million for the nine months ended September 30, 1998). Total comprehensive income included net income, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation adjustments.

NOTE 8.    SQUARE BUTTE PURCHASED POWER CONTRACT

The Company has had a power purchase agreement with Square Butte since 1977 which has provided a long-term supply of low-cost energy to customers in the Company's electric service territory and enabled the Company to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-megawatt coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

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

Under the 1998 Agreement, the Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Under the 1977 agreement the Company was unconditionally obligated to pay all of Square Butte's costs, if not paid by Square Butte when due. Square Butte's fixed costs consist primarily of debt service. At September 30, 1999 Square Butte had total debt outstanding of $343.1 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 1999 through 2002 and $23 million in 2003. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota Power, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


MINNESOTA POWER is a diversified services company with operations in four business segments: (1) Electric Operations, which include electric and gas services, coal mining and telecommunications; (2) Water Services, which include water and wastewater services; (3) Automotive Services, which include a network of vehicle auctions, a finance company, an auto transport company and a vehicle remarketing company; and (4) Investments, which include a securities portfolio, intermediate-term investments and real estate operations. Corporate Charges represent general corporate expenses, including interest, not specifically allocated to any one business segment.


CONSOLIDATED OVERVIEW

Significant growth in the Company's Automotive Services and Water Services segments contributed to higher operating results in 1999. For the third quarter of 1999, net income increased 34 percent over 1998 and earnings per share increased 28 percent over the prior period. For the nine months ended September 30, 1999, the Company reported a $24.1 million non-cash charge associated with the Company's investment in Capital Re. Excluding the non-cash charge, net income for the nine months ended September 30, 1999 increased 21 percent over 1998 and earnings per share increased 13 percent over the prior period. Earnings per share in 1999 reflected the impact of the additional 4.2 million shares of Common Stock issued by the Company in an underwritten public offering in September 1998.

                                    Quarter Ended             Nine Months Ended
                                    September 30,               September 30,
                                  1999         1998          1999         1998
--------------------------------------------------------------------------------
Millions

 Operating Revenue
     Electric Operations        $ 155.2       $147.2       $ 422.7      $ 422.0
     Water Services                31.1         24.2          85.4         70.0
     Automotive Services          105.5         83.9         306.3        245.4
     Investments                   14.6         10.8          28.8         44.7
     Corporate Charges             (0.1)         0.2          (0.2)         0.1
                                -------       ------       -------      -------
                                $ 306.3       $266.3       $ 843.0      $ 782.2
 Operating Expenses
     Electric Operations        $ 122.3       $120.3       $ 357.1      $ 363.1
     Water Services                24.7         20.9          69.7         61.1
     Automotive Services           88.0         71.2         250.3        205.5
     Investments                    7.3          4.8          15.0         18.3
     Corporate Charges              8.1          8.0          21.7         29.0
                                -------       ------       -------      -------
                                $ 250.4       $225.2       $ 713.8      $ 677.0
 Net Income
     Electric Operations        $  18.6       $ 16.0       $  38.2      $  35.2
     Water Services                 3.9          2.0           9.6          5.5
     Automotive Services            9.7          6.7          31.3         20.6
     Investments                    6.2          6.2          (8.6)(a)     22.1
     Corporate Charges             (3.9)        (5.1)        (13.2)       (16.3)
                                -------      -------       -------      -------
                                $  34.5      $  25.8       $  57.3      $  67.1

--------------------------------------------------------------------------------
 Basic and Diluted
  Earnings Per Share of
     Common Stock                 $0.50        $0.39         $0.82(a)     $1.04

 Average Shares of Common
    Stock - Millions               68.6         64.0          68.2         63.0
--------------------------------------------------------------------------------
(a) Included a $24.1 million ($0.35 per share) non-cash charge to reflect the estimated valuation of the pending merger between Capital Re and ACE as of June 30, 1999.

NET INCOME

The following net income discussion summarizes significant events for the quarter and nine months ended September 30, 1999.

Electric Operations reflected higher margins from bulk power electric sales and lower sales to large industrial customers in 1999.

Water Services generated higher net income in 1999 due to strategic purchases that increased the customer base by 23 percent, regulatory relief granted by the FPSC in settlement of Florida Water's 1995 Rate Case, increased average consumption and management of operating costs.

Automotive Services showed significant growth during 1999 reflecting a profitable mix of same-store growth and selective acquisitions. The number of vehicles offered for sale at ADESA auction facilities increased 17 percent over the third quarter of 1998 (15 percent over the nine months ended September 30, 1998). Increased financing activity and the maturing of loan production offices that opened in 1998 at AFC also contributed to higher net income from Automotive Services.

Investments reported lower net income in 1999 primarily due to a $24.1 million non-cash charge that reflected the estimated valuation of the pending merger between Capital Re and ACE.

Minnesota Power owns 7.3 million shares, or 19.9 percent, of Capital Re. On June 10, 1999 Capital Re and ACE signed an agreement providing for the merger of Capital Re with ACE. Under the terms of the Agreement and Plan of Merger (Merger Agreement), Capital Re's shareholders would have received 0.6 ordinary shares of ACE for each share of Capital Re at closing, subject to a maximum value to Capital Re shareholders of $22 per share.

On October 6, 1999 Capital Re received an unsolicited all-cash acquisition offer from XL Capital. To consider XL Capital's offer, Capital Re postponed its October 7, 1999 shareholder meeting at which there was to be a vote on the proposed merger with ACE. Capital Re has since received from ACE proposed amendments to the Merger Agreement and competing offers from XL Capital.

On October 26, 1999 Capital Re and ACE signed an amended merger agreement. Under the terms of the amended agreement, each Capital Re share will be exchanged for
0.65 ordinary shares of ACE plus cash, as needed, to deliver an aggregate value of $14 for each Capital Re share, as long as ACE's stock price is between $14.34 and $19.54 per share at closing. The amount of cash is subject to a minimum of $1.30 per Capital Re share and a maximum of $4.68 per Capital Re share. If ACE's stock price is below $14.34 per share or above $19.54 per share, Capital Re shareholders would receive less value or more value, respectively. Minnesota Power is unable to predict the timing of this transaction.

The non-cash charge included in income reflected an estimated Capital Re valuation of $17 per share based on ACE's stock price at June 30, 1999 and the exchange ratio in the ACE Merger Agreement. As a result of the pending merger with ACE, Minnesota Power discontinued the equity method of accounting for its investment in Capital Re. Minnesota Power currently accounts for its investment in Capital Re as an available-for-sale security with changes in value reflected in accumulated other comprehensive income (loss) on the balance sheet. Accordingly, a $31.3 million charge to accumulated other comprehensive income
(loss) was recorded on the balance sheet during the third quarter of 1999 to reflect the September 30, 1999 Capital Re share price of $10. Adjustments to Minnesota Power's investment in Capital Re will be recognized in net income at the time a Capital Re merger transaction is finalized. Assuming the transaction is finalized prior to year end at a value of $14 per share, the after-tax loss of $31.3 million at September 30, 1999 would be reduced by $17.7 million, resulting in a charge to fourth quarter net income of $13.6 million.

Investments also reflected lower net income because of stock market volatility affecting returns from short-term investments during 1999 and the discontinuance of equity accounting for the Company's investment in Capital Re. In addition, 1998 net income included dividend income received from a venture capital investment and more large bulk land sales by Real Estate Operations.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

OPERATING REVENUE

Electric Operations operating revenue was $8.0 million higher in 1999 primarily due to a $22.4 million increase from sales to other power suppliers because of extreme weather conditions affecting the power market during the third quarter of 1999. Temperatures, which were at record highs during the last week of July 1999, created high demand for power from other power suppliers. Revenue from industrial customers was down $12.2 million in 1999 due to decreased taconite production, paper manufacturing and pipeline usage. Revenue from residential and commercial customers was $1.1 million higher in 1999 because of the unusually hot weather in July 1999. Revenue in 1998 reflected $3.8 million of CIP lost margin recovery. Total retail kilowatthour sales were down 9.1 percent from 1998.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in 1999 (16 percent in 1998). Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in 1999 (6 percent in 1998). Sales to other power suppliers accounted for 16 percent of consolidated operating revenue in 1999 (10 percent in 1998).

Water Services operating revenue was $6.9 million higher in 1999, with $3.3 million of the increase coming from PCUC which was purchased in January 1999. The remainder of the increase resulted from regulatory relief granted by the FPSC in December 1998 and September 1999, and more consumption due to customer growth. Overall consumption increased 3 percent in 1999.

Automotive Services operating revenue was $21.6 million higher in 1999 due to stronger sales at ADESA auction facilities, and increased financing activity and the maturing of loan production offices opened in 1998 by AFC. ADESA offered for sale on consignment 453,000 vehicles (387,000 in 1998) at its 29 auction facilities in 1999 (28 in 1998). AFC financed approximately 186,000 vehicles in 1999 (140,000 in 1998) through its 84 loan production offices. AFC has had 84 loan production offices since August 1998, 29 of which were opened during the summer of 1998.

Investments operating revenue was $3.8 million lower in 1999. Portfolio operating revenue was $2.6 million lower in 1999 due to stock market volatility affecting returns from short-term investments. The Company's securities portfolio, excluding Capital Re shares, earned an annualized after-tax return of
4.3 percent in 1999 (7.2 percent in 1998). Real Estate Operations operating revenue was $6.4 million higher in 1999 because two large sales contributed $6.9 million.

OPERATING EXPENSES

Electric Operations operating expenses were $2.0 million higher in 1999 primarily due to higher employee compensation and property taxes.

Water Services operating expenses were $3.8 million higher in 1999 due to inclusion of PCUC and Mid South operations.

Automotive Services operating expenses were $16.8 million higher in 1999 primarily due to increased sales activity at the auction facilities and the floorplan financing business. Additional expenses associated with more auction facilities and loan production offices also contributed to higher expenses in 1999.

Investments operating expenses were $2.5 million higher in 1999 primarily due to the inclusion of Cape Coral operations and two large sales by Real Estate Operations.

INCOME (LOSS) FROM EQUITY INVESTMENTS - NET OF TAX

Income (loss) from equity investments - net of tax was $1.0 million lower in 1999 primarily due to the discontinuance of equity accounting for the Company's investment in Capital Re. This decrease was partially offset by $1.2 million of equity income from investments in venture capital funds.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

OPERATING REVENUE

Electric Operations operating revenue was slightly higher in 1999. Revenue in 1999 reflected a $22.2 million increase from sales to other power suppliers because of extreme weather conditions affecting the power market during the third quarter of 1999. Temperatures, which were at record highs during the last week of July 1999, created a high demand for power from other power suppliers. Revenue from industrial customers was down $18.4 million in 1999 due to decreased taconite production, paper manufacturing and pipeline usage. Revenue from residential and commercial customers was $3.4 million higher in 1999 because the winter weather in northern Minnesota and Wisconsin was colder than 1998 and unusually hot in July 1999. Revenue in 1998 included $3.8 million of CIP lost margin recovery. Total retail kilowatthour sales were down 6.3 percent from 1998.

Revenue from electric sales to taconite customers accounted for 13 percent of consolidated operating revenue in 1999 (16 percent in 1998). Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in 1999 (6 percent in 1998). Sales to other power suppliers accounted for 10 percent of consolidated operating revenue in 1999 (8 percent in 1998).

Water Services operating revenue was $15.4 million higher in 1999, with $8.7 million of the increase coming from PCUC which was purchased in January 1999. The remainder of the increase was attributed to regulatory relief granted by the FPSC in December 1998 and September 1999, and more consumption due to customer growth. Overall consumption increased 14 percent in 1999. In 1998 overall consumption was lower than normal due to some of the Company's water systems being adversely impacted by record rainfall during the first quarter. Gains totaling $600,000 from the sale of a water system and the sale of land in Florida were included in 1998 revenue.

Automotive Services operating revenue was $60.9 million higher in 1999 due to stronger sales at ADESA auction facilities, and increased financing activity and the maturing of loan production offices opened in 1998 by AFC. ADESA offered for sale on consignment 1,277,000 vehicles (1,115,000 in 1998) at its 29 auction facilities in 1999 (28 in 1998). In 1999 ADESA auction financial results included a full nine months of operations from three vehicle auctions acquired in late April and May 1998, five months of operations from a vehicle auction acquired in late April 1999 and three months from a vehicle auction facility acquired in July 1999. AFC financed approximately 508,000 vehicles in 1999 (393,000 in 1998) through its 84 loan production offices. AFC has had 84 loan production offices since August 1998, 29 of which were opened during the summer of 1998.

Investments operating revenue was $15.9 million lower in 1999. Portfolio operating revenue was $8.4 million lower in 1999 due to stock market volatility affecting returns from short-term investments. The Company's securities portfolio, excluding Capital Re shares, earned an annualized after-tax return of
3.6 percent in 1999 (6.4 percent in 1998). Also, revenue in 1998 included $3.9 million of dividend income received from a venture capital investment. Real Estate Operations operating revenue was $7.5 million lower in 1999 because 1998 included four large sales at Palm Coast and two large sales at Lehigh. Combined, the six sales contributed $13.0 million to revenue in 1998. In 1999 two large sales contributed $6.9 million to revenue. The remainder of the decrease was due to normal fluctuations in Florida real estate sales.

OPERATING EXPENSES

Electric Operations operating expenses were $6.0 million lower in 1999 primarily due to a $3.3 million reduction in fuel and purchased power expenses because of fewer kilowatthour sales and a $1.8 million decrease in depreciation expense primarily the result of plant life extensions. Operating expenses were also $2.7 million lower in 1999 because the amortization of an early retirement program was completed in July 1998.

Water Services operating expenses were $8.6 million higher in 1999 primarily due to inclusion of PCUC and Mid South operations.

Automotive Services operating expenses were $44.8 million higher in 1999 primarily due to increased sales activity at the auction facilities and the floorplan financing business. Additional expenses associated with more auction facilities and loan production offices also contributed to higher expenses in 1999.

Investments operating expenses were $3.3 million lower in 1999 primarily due to fewer sales by Real Estate Operations.

Corporate Charges operating expenses were $7.3 million lower in 1999. The decrease is partially attributed to less interest expense in 1999 because the average commercial paper balance was lower. Also, interest expense in 1998 reflected a settlement with the Internal Revenue Service on tax issues relating to prior years. As a result of the settlement, in the first quarter of 1998 $4.7 million previously accrued as income tax expense were reversed and recorded as interest expense. There was no impact on consolidated net income from this transaction.

INCOME (LOSS) FROM EQUITY INVESTMENTS - NET OF TAX

Income (loss) from equity investments - net of tax was $22.5 million lower in 1999 primarily due to a $24.1 million non-cash charge that reflected the estimated valuation of the pending merger between Capital Re and ACE, and the discontinuance of equity accounting for the Company's investment in Capital Re. Equity income from investments in venture capital funds was $1.4 million higher in 1999.

OUTLOOK

ELECTRIC OPERATIONS. On March 31, 1999 the Company made its annual filing with the MPUC requesting approval for a 1998 year-end CIP tracker account balance (deferred regulatory charge) of $18.9 million; recovery from customers in 1999 of $3.5 million of 1998 margins lost due to approved conservation improvement programs; and continuation of the 2.75 percent billing adjustment factor. On July 27, 1999 the MPUC issued an order approving the Company's CIP filing, except for the recovery of lost margins which was denied. The MPUC's primary rationale for denial of lost margin recovery was that in 1998 Electric Operations earned in excess of its allowed return on equity. In a companion order, the MPUC opened an investigation into the reasonableness of Minnesota Power's rates.

In September 1999 the MPUC granted the Company's request for rehearing of both orders. On September 9, 1999 the MPUC clarified the scope of its investigation into the reasonableness of the Company's rates and shortened the time period for interested party comments. On September 29, 1999 the Company filed the required report with respect to 1998 actual and 1999 projected electric earnings and explained why current rates are just and reasonable. The Company anticipates that the MPUC will make a decision in 1999 whether further investigation will be made into the reasonableness of Minnesota Power's rates. At the October 28, 1999 hearing regarding recovery of the Company's 1998 lost margins, the MPUC tabled a final decision until early December 1999. The Company is unable to predict the outcome of these matters.

CASH FLOW ACTIVITIES. Cash flow from operations during the nine months ended September 30, 1999 reflected improved operating results and continued focus on working capital management. Cash from operating activities was also affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 8 million original issue shares of Common Stock are available for issuance through the DRIP.

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

AFC also uses proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300.0 million, to third party purchasers under an agreement which expires at the end of 2002. At September 30, 1999 AFC had sold $314.9 million of finance receivables to this subsidiary ($202.9 million at December 31, 1998). Third party purchasers had purchased an undivided interest in finance receivables of $224.0 million from this subsidiary at September 30, 1999 ($170.0 million at December 31, 1998). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at September 30, 1999 compared to December 31, 1998 were due to increased sales activity by Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

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

On April 30, 1999 ADESA acquired Des Moines Auto Auction located in Des Moines, Iowa and on July 2, 1999 ADESA Canada, Inc. purchased the Vancouver Auto Auction of New Westminster, British Columbia. The two transactions had a combined purchase price of $31.3 million. The Company funded these transactions with internally generated funds and notes payable that are expected to be replaced with long-term debt financing.

On June 17, 1999 Heater acquired the assets of Mid South of Sherills Ford, North Carolina for $9 million. The Company funded this transaction with internally generated funds and proceeds from a long-term revolving line of credit.

On June 30, 1999 Cape Coral Holdings, Inc., a subsidiary of MP Real Estate, purchased, for $36.2 million, certain real estate properties located in Cape Coral, Florida, from subsidiaries of Avatar Holdings Inc. The Company funded this transaction with internally generated funds and proceeds from a long-term revolving line of credit.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the nine months ended September 30, 1999 totaled $68.6 million ($51.3 million in 1998). Expenditures for 1999 included $34.5 million for Electric Operations, $14.1 million for Water Services and $20.0 million for Automotive Services. Internally generated funds and proceeds from the September 1998 issuance of Common Stock were the primary sources of funding for these expenditures.

NEW ACCOUNTING STANDARDS. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item. The Company currently believes it has only a limited amount of derivative activity and adoption of SFAS 133 is not expected to have a material impact on the Company's financial position and results of operations.

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

     As of November 5, 1999 the remediation phase for mission-critical systems within Electric Operations was complete. As defined by NERC, mission-critical systems are those systems that could be related to the loss of a 50-megawatt or larger generation source, the loss of a transmission facility or the interruption of system load. The Company's believes its mission-critical systems used to produce, deliver and transmit electricity are ready for date changes associated with Year 2000.

     The Company estimates that as of November 5, 1999 the remediation phase for all business segment systems is approximately 91 percent complete based on the number of systems remediated. The bulk of the remaining systems are support systems within Electric Operations that are not mission critical. The remediation phase for the Company's other business segments was substantially complete in June 1999.

     CONTINGENCY PLANNING. Each business segment has developed contingency plans designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. These plans include establishment of internal communications, securing adequate on-site supplies of certain critical materials and staffing for key Year 2000 dates. Contingency plans will also be tested when appropriate. Some contingency plans have already undergone testing. The Company successfully participated in both the April and September 1999 NERC drills. The April 1999 drill tested inter and intra backup communications for the scenario that assumed 10 percent of voice and data communications had failed, while the September 1999 drill was a dress rehearsal of staff deployment and backup communication for the millennium rollover. As of November 5, 1999 the Company estimates the contingency planning phase is approximately 97 percent complete.

COSTS. In the ordinary course of business over the last five years, the Company has replaced major business and operating computer systems. These systems should require minimal remediation efforts because of their recent implementation. Formal Year 2000 readiness plans were established in March 1998. Since that time, the Company has incurred $3.8 million in expenses primarily for labor associated with inventory, evaluation and remediation efforts. The Company estimates its remaining costs to prepare for the Year 2000 will be approximately $1.2 million, some of which will be incurred during the year 2000 for systems not critical to daily operations. Funds to address Year 2000 issues have been provided for in the Company's existing budgets. These costs include the assignment of existing personnel to Year 2000 projects, maintenance and repair expenses, and capitalized improvements. To date no critical projects have been deferred because of Year 2000 issues. The Company does not anticipate that its costs associated with Year 2000 readiness will materially impact the Company's earnings in any year.

RISKS. Based upon information to date, the Company believes that, in the most reasonably likely worst-case scenario, Year 2000 issues could result in abnormal operating conditions, such as short-term interruption of generation, transmission and distribution functions within Electric Operations, as well as Company-wide loss of system monitoring and control functions, and loss of voice communications. These conditions, along with power outages due to possible instability of regional electric transmission grids, could result in temporary interruption of service to customers. The Company believes that it is unlikely that our customers will experience any interruption to their electric service. The Company does not believe the overall impact of this scenario will have a material impact on its financial condition or operations due to the anticipated short-term nature of interruptions.

                            -----------------------

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

September 30, 1999                                               Fair Value
--------------------------------------------------------------------------------
Millions

     Trading Securities Portfolio                                 $154.9
     Available-For-Sale Securities Portfolio                      $100.0(a)
     Other Available-For-Sale Securities                           $17.5(b)

--------------------------------------------------------------------------------
(a) The notional fair value of outstanding sales of treasury futures contracts was $9.0 million, which represented 79 contracts with a notional basis of $9.1 million.
(b) Securities in a grantor trust established to fund certain employee benefits.



PART II.   OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1998 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1998 Form 10-K.


Ref. Page 2. - Eighth Paragraph
Ref. Page 25. - Tenth Paragraph
Ref. 10-Q for the quarter ended March 31, 1999 Page 13. - Fourth and Fifth Paragraphs
Ref. 10-Q for the quarter ended June 30, 1999 Page 19. - Second, Third and Fourth Paragraphs

Steel imports continue to be a critical issue facing the American steel industry. Total imports for the first eight months of 1999 were 23.3 million net tons of steel, 8.2 percent higher than the same period in 1997, the last record year prior to the unprecedented import surge of 1998. The surge of imported steel in recent years continues to depress average prices for steel mill products. Prices for 1999 continue to be off about 25 percent compared to the same period in 1998. In 1998 the United States imported a record 42 million tons of steel, which represented an 83 percent increase over the 23 million-ton average for each of the previous eight years (1990-1997).

Domestic production for the first eight months of 1999 was 68.3 million net tons, down some 4 percent from the same period in 1998. Capacity utilization for the industry during that same period was 81.5 percent, down from 90.0 percent from the same period in 1998. The continued lower worldwide demand for steel produced in the United States is having an adverse affect on northern Minnesota's taconite producers and the economy of northern Minnesota in general. The Company is unable to predict the eventual impact of this issue on the Company's Electric Operations.

Ref. Page 3. - Contract Status for Minnesota Power Large Power Customers Ref. 10-Q for the quarter ended March 31, 1999 Page 14. - First Paragraph

On August 5, 1999 the MPUC approved a new contract for electric service with Potlatch Corp. The new contract has a contract termination date of December 31, 2004 and combines the billing of Potlatch's Brainerd, Cloquet and Grand Rapids facilities.


Ref. Page 3. - Contract Status for Minnesota Power Large Power Customers

On September 30, 1999 Blandin Paper Co. signed an amendment to its agreement with Minnesota Power to increase its operating flexibility and extend its contract from April 2004 to April 2006. The amendment is pending regulatory approval.


Ref. Page 3. - First Full Paragraph
Ref. Page 25. - Eleventh Paragraph
Ref. 10-Q for the quarter ended June 30, 1999 Page 19. - Fifth Paragraph

Six of the seven taconite producers in Minnesota have collective bargaining agreements with the United Steel Workers of America (USWA). These agreements expired in August 1999. Five-year collective bargaining agreements have been ratified with five of the six USWA taconite producers. Contract negotiations with the sixth taconite producer have been put on hold pending the outcome of acquisition discussions with another company.


Ref. Page 6. - Seventh Full Paragraph
Ref. Page 25. - Insert after Eleventh Paragraph
Ref. 10-Q for the quarter ended March 31, 1999 Page 14. - Fifth Paragraph Ref. 10-Q for the quarter ended June 30, 1999 Page 19. - Sixth Paragraph

In September 1999 the MPUC granted the Company's request for reconsideration of the July 27, 1999 orders which denied the recovery of lost margins related to CIP and opened an investigation into the reasonableness of Minnesota Power's rates. On September 9, 1999 the MPUC clarified the scope of its investigation into the reasonableness of the Company's rates and shortened the time period for interested party comments. On September 29, 1999 the Company filed the required report with respect to 1998 actual and 1999 projected electric earnings and explained why current rates are just and reasonable. The Company anticipates that the MPUC will make a decision in 1999 whether further investigation will be made into the reasonableness of Minnesota Power's rates. At the October 28, 1999 hearing regarding recovery of the Company's 1998 lost margins, the MPUC tabled a final decision until early December 1999. The Company is unable to predict the outcome of these matters.


Ref. Page 10. - Seventh Full Paragraph
Ref. 10-Q for the quarter ended June 30, 1999 Page 20. - Second Paragraph

1995 RATE CASE. After Florida Water agreed to modification of certain terms of its June 14, 1999 offer of settlement, on September 14, 1999 the FPSC issued a final order with respect to Florida Water's 1995 rate case. The final order increased annual revenue by approximately $1 million; authorized Florida Water to book approximately $8.5 million of accumulated surcharges, including interest accrued through September 30, 1999, as a regulatory asset recoverable in base rates beginning in the next rate case; and provided a three-year moratorium on the initiation of rate cases by Florida Water, exclusive of index filings which provide rate adjustments based on inflationary costs associated with operation and maintenance expenses. The annual rate increase of approximately $1 million associated with the settlement became effective on October 1, 1999. In total, the FPSC approved $13.6 million of the $18.1 million requested by Florida Water in the 1995 rate case.

Ref. Page 12. - Second Paragraph

In October 1999 ADESA broke ground to begin building a six-lane vehicle auction facility in Calgary, Alberta, Canada. The new facility is expected to occupy 25 of the 65 acres acquired. Opening is scheduled in the spring of 2000.


Ref. Page 12. - Third Paragraph

On September 30, 1999 the Company, through a wholly owned subsidiary, acquired 90 percent of AutoVIN, Inc., the Automated Vehicle Information Network. AutoVIN provides professional field information services to the automotive industry, including vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspection. AutoVIN has been providing services to AFC and will now work closely with AFC to offer auto dealers one-stop shopping for financial and information services.


Ref. Page 13. - Third Paragraph
Ref. Page 22. - Fifth and Sixth Paragraphs
Ref. Form 8-K dated and filed May 27, 1999
Ref. Form 8-K dated and filed June 15, 1999
Ref. 10-Q for the quarter ended June 30, 1999 Page 11. - Fifth through Seventh Paragraph
Ref. Form 8-K dated and filed October 20, 1999

On October 6, 1999 Capital Re received an unsolicited all-cash acquisition offer from XL Capital. To consider XL Capital's offer, Capital Re postponed its October 7, 1999 shareholder meeting at which there was to be a vote on the proposed merger with ACE. Capital Re has since received from ACE proposed amendments to the June 10, 1999 Agreement and Plan of Merger (Merger Agreement) and competing offers from XL Capital.

On October 21, 1999 ACE filed a lawsuit in Delaware Chancery Court against Capital Re alleging that Capital Re breached its existing Merger Agreement with ACE by, among other things, entering into negotiations with XL Capital. ACE also sought a temporary restraining order to prevent Capital Re from terminating its existing Merger Agreement until ACE's claims can be decided by the Delaware court. This temporary restraining order was denied on October 25, 1999.

On October 26, 1999 Capital Re and ACE signed an amended merger agreement. Under the terms of the amended agreement, each Capital Re share will be exchanged for
0.65 ordinary shares of ACE plus cash, as needed, to deliver an aggregate value of $14 for each Capital Re share, as long as ACE's stock price is between $14.34 and $19.54 per share at closing. The amount of cash is subject to a minimum of $1.30 per Capital Re share and a maximum of $4.68 per Capital Re share. If ACE's stock price is below $14.34 per share or above $19.54 per share, Capital Re shareholders would receive less value or more value, respectively. Minnesota Power is unable to predict the timing of this transaction.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10(a) Third Amendment to Receivables Purchase Agreement, dated as of October 30, 1998, among AFC Funding Corporation, as Seller; Automotive Finance Corporation, as Servicer; Pooled Accounts Receivable Capital Corporation, as Purchaser; and Nesbitt Burns Securities Inc., as Agent.

     10(b) Fourth Amendment to Receivables Purchase Agreement, dated as of September 22, 1999, among AFC Funding Corporation, as Seller; Automotive Finance Corporation, as Servicer; Pooled Accounts Receivable Capital Corporation, as Purchaser; and Nesbitt Burns Securities Inc., as Agent.

     27(a)    Financial Data Schedule for the Nine Months Ended September 30,
              1999.

     27(b) Restated Financial Data Schedule for the Nine Months Ended September 30, 1998.

(b) Reports on Form 8-K.

     Report on Form 8-K dated and filed October 20, 1999 with respect to Item 5. Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Minnesota Power, Inc.
                                                 -------------------------------
                                                          (Registrant)





November 5, 1999                                          D. G. Gartzke
                                                 -------------------------------
                                                          D. G. Gartzke
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer




November 5, 1999                                          Mark A. Schober
                                                 -------------------------------
                                                          Mark A. Schober
                                                           Controller

                                INDEX TO EXHIBITS

Exhibit
Number
-------
10(a) Third Amendment to Receivables Purchase Agreement, dated as of October 30, 1998, among AFC Funding Corporation, as Seller; Automotive Finance Corporation, as Servicer; Pooled Accounts Receivable Capital Corporation, as Purchaser; and Nesbitt Burns Securities Inc., as Agent.

10(b) Fourth Amendment to Receivables Purchase Agreement, dated as of September 22, 1999, among AFC Funding Corporation, as Seller; Automotive Finance Corporation, as Servicer; Pooled Accounts Receivable Capital Corporation, as Purchaser; and Nesbitt Burns Securities Inc., as Agent.

27(a)    Financial Data Schedule for the Nine Months Ended September 30, 1999.

27(b) Restated Financial Data Schedule for the Nine Months Ended September 30, 1998.