Form 10-K405
period 1999-12-31
MINNESOTA POWER INC
filed 2000-02-07
CIK 66756

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the  transition  period  from           to
                                       ---------     ---------
     Commission file number 1-3548

                              Minnesota Power, Inc.
             (Exact name of registrant as specified in its charter)

            Minnesota                               41-0418150
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

              30 West Superior Street, Duluth, Minnesota 55802-2093 (Address of principal executive offices including zip code)

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

Yes   /X/         No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates on January 31, 2000 was $1,253,552,320.

As of January 31, 2000 there were 73,492,184 shares of Minnesota Power, Inc. Common Stock, without par value, outstanding.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                                           Minnesota Power, Inc.

TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.    Business                                                        1
           Electric Services                                               2
             Electric Sales                                                3
             Purchased Power and Capacity Sales                            5
             Fuel                                                          6
             Regulatory Issues                                             6
             Competition                                                   9
             Franchises                                                   10
             Environmental Matters                                        10
           Automotive Services                                            12
             Competition                                                  13
             Environmental Matters                                        14
           Water Services                                                 14
             Regulatory Issues                                            14
             Competition                                                  15
             Franchises                                                   15
             Environmental Matters                                        15
           Investments                                                    16
             Environmental Matters                                        16
           Executive Officers of the Registrant                           17
Item 2.    Properties                                                     18
Item 3.    Legal Proceedings                                              18
Item 4.    Submission of Matters to a Vote of Security Holders            18

PART II

Item 5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters                                           19
Item 6.    Selected Financial Data                                        20
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     22
             Consolidated Overview                                        22
             1999 Compared to 1998                                        23
             1998 Compared to 1997                                        24
             Outlook                                                      25
             Liquidity and Capital Resources                              26
             Capital Requirements                                         27
             Market Risk                                                  27
             New Accounting Standards                                     28
             Year 2000                                                    28
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk     28
Item 8.    Financial Statements and Supplementary Data                    28
Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                      28

PART III

Item 10.   Directors and Executive Officers of the Registrant             29
Item 11.   Executive Compensation                                         29
Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                                29
Item 13.   Certain Relationships and Related Transactions                 29

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                   30
SIGNATURES                                                                34

CONSOLIDATED FINANCIAL STATEMENTS                                         35

i    Minnesota Power, Inc.

DEFINITIONS

The following abbreviations or acronyms are used in the text.

 Abbreviation or Acronym      Term
 -----------------------      --------------------------------------------------

 ACE                          ACE Limited
 ADESA                        ADESA Corporation
 ADT                          ADT Automotive, Inc.
 AFC                          Automotive Finance Corporation
 Americas' Water              Americas' Water Services Corporation
 AutoVIN                      AutoVIN, Inc.
 BNI Coal                     BNI Coal, Ltd.
 Boswell                      Boswell Energy Center
 Capital Re                   Capital Re Corporation
 CIP                          Conservation Improvement Program(s)
 Common Stock                 Minnesota Power, Inc. Common Stock
 Company                      Minnesota Power, Inc. and its Subsidiaries
 DOC                          Minnesota Department of Commerce
 DRIP                         Dividend Reinvestment and Stock Purchase Plan
 EPA                          Environmental Protection Agency
 ESOP                         Employee Stock Ownership Plan
 FERC                         Federal Energy Regulatory Commission
 Florida Water                Florida Water Services Corporation
 Form 10-K                    Minnesota Power's Annual Report on Form 10-K
 Form 10-Q                    Minnesota Power's Quarterly Report on Form 10-Q
 FPSC                         Florida Public Service Commission
 Great Rigs                   Great Rigs Incorporated
 Heater                       Heater Utilities, Inc.
 Hibbard                      M.L. Hibbard Station
 ISI                          Instrumentation Services, Inc.
 kWh                          Kilowatthour(s)
 Laskin                       Laskin Energy Center
 Lehigh                       Lehigh Acquisition Corporation
 LS Power                     LS Power, LLC
 Manheim                      Manheim Auctions, Inc.
 MAPP                         Mid-Continent Area Power Pool
 MBtu                         Million British thermal units
 Mid South                    Mid South Water Systems, Inc.
 Minnesota Power              Minnesota Power, Inc. and its Subsidiaries
 Minnkota Power               Minnkota Power Cooperative, Inc.
 MP Telecom                   Minnesota Power Telecom, Inc.
 MPCA                         Minnesota Pollution Control Agency
 MPUC                         Minnesota Public Utilities Commission
 MW                           Megawatt(s)
 MWh                          Megawatthour(s)
 NCUC                         North Carolina Utilities Commission
 NDDH                         North Dakota Department of Health
 Note___                      Note___ to the consolidated financial statements
                               indexed in Item 14(a) of this Form 10-K
 NPDES                        National Pollutant Discharge Elimination System
 Palm Coast                   Palm Coast Holdings, Inc.
 PAR                          PAR, Inc.
 PCUC                         Palm Coast Utility Corporation
 PSCW                         Public Service Commission of Wisconsin
 Rainy River                  Rainy River Energy Corporation
 SFAS                         Statement of Financial Accounting Standards No.
 Square Butte                 Square Butte Electric Cooperative
 SWL&P                        Superior Water, Light and Power Company
 VCS                          Vibration Correction Services, Inc.
 WPPI                         Wisconsin Public Power, Inc.


                                                     Minnesota Power, Inc.    ii

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this Annual Report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

     - prevailing governmental policies and regulatory actions, including those of Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC and the PSCW, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

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


iii    Minnesota Power, Inc.

PART I

ITEM 1. BUSINESS

Minnesota Power, Inc., a multi-services company incorporated under the laws of the State of Minnesota in 1906, has operations in four business segments: (1) Electric Services, which include electric and gas services, coal mining and telecommunications; (2) Automotive Services, which include a network of vehicle auctions, a finance company, an auto transport company, a vehicle remarketing company and a company that provides field information services; (3) Water Services, which include water and wastewater services and (4) Investments, which include a securities portfolio, intermediate-term investments and real estate operations. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment. As of December 31, 1999 the Company and its subsidiaries had approximately 8,000 employees, 2,000 of which were not full time.

Since the inception of the 1996 corporate strategic plan, the Company has pursued and will continue to pursue a course of expanding its existing business segments. Acquisitions have been and will continue to be a primary means of expansion. In 1999 Electric Services announced plans to: (1) form an alliance with Great River Energy to combine power supply assets and customer loads for power pool operations; (2) construct in partnership with Wisconsin Public Service Corporation a 250-mile, 345-kilovolt transmission line from Wausau, Wisconsin, to Duluth, Minnesota; and (3) build a 90-MW natural gas-fired power plant near the city of Superior, Wisconsin. Also in 1999, Rainy River entered into a 15-year, 275-MW power purchase agreement with a subsidiary of LS Power which is expected to begin in 2002. MP Telecom announced it is expanding its network through construction of a 208-mile fiber optic route into southern Minnesota. Automotive Services acquired two new vehicle auction facilities, one in Des Moines, Iowa, and one in Vancouver, British Columbia. Two additional vehicle auction facilities are in the process of being built, one in Calgary, Alberta, and the other near Los Angeles, California. A third vehicle auction facility in Concord, Massachusetts, is being remodeled and reopened. Automotive Services also acquired AutoVIN, the Automated Vehicle Information Network, which is a provider of field information services to the automotive industry. Water Services acquired PCUC in Florida and Mid South in North Carolina. Within the Investments segment the Company exchanged its investment in Capital Re for shares of ACE and, through a subsidiary, purchased real estate property in Cape Coral, Florida.

  Year Ended December 31                             1999       1998      1997
  ------------------------------------------------------------------------------

    Consolidated Operating Revenue - Millions      $1,131.8   $1,039.3   $953.6

    Percentage of Consolidated Operating Revenue
      Electric Services
        Retail
          Industrial
            Taconite Producers                          13%        16%      17%
            Paper and Pulp Mills                         5          6        7
            Pipelines and Other Industries               3          3        4
                                                       ---        ---      ---

              Total Industrial                          21         25       28
          Residential                                    6          6        7
          Commercial                                     6          6        6
        Sales to Other Power Suppliers                   9          8        7
        Other Revenue                                    7          9        9
                                                       ---        ---      ---

              Total Electric Services                   49         54       57
       Automotive Services                              36         32       27
       Water Services                                   10          9       10
       Investments                                       5          5        6
                                                       ---        ---      ---
                                                       100%       100%     100%

  ------------------------------------------------------------------------------

For a detailed discussion of results of operations and trends, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Notes 1 and 2.

                                                      Minnesota Power, Inc.    1

ELECTRIC SERVICES

Electric Services generate, transmit, distribute and market electricity. In addition Electric Services include coal mining, telecommunications, engineering, operating and maintenance services, and economic development projects in and near the Company's service area. Electric Services intend to seek cost-saving alternatives and efficiencies, and expand non-regulated services.

MINNESOTA POWER provides electricity in a 26,000 square mile electric service territory located in northeastern Minnesota. As of December 31, 1999 Minnesota Power was supplying retail electric service to 126,000 customers in 153 cities, towns and communities, and outlying rural areas. The largest city served is Duluth with a population of 85,000 based on the 1990 census. Wholesale electric service for resale is supplied to 16 municipal distribution systems and one private utility. In addition, Minnesota Power provides wholesale electric service to its wholly owned subsidiary, SUPERIOR WATER, LIGHT AND POWER COMPANY, which sells electricity and natural gas, and provides water service in northwestern Wisconsin. As of December 31, 1999 SWL&P served 14,000 electric customers, 11,000 natural gas customers and 10,000 water customers. MPEX, a division of Minnesota Power, is an expansion of the Company's inter-utility marketing group which has been a buyer and seller of capacity and energy for over 25 years in the wholesale power market. The customers of MPEX are other power suppliers in the Midwest and Canada. MPEX also contracts with its customers to provide hourly energy scheduling and power trading services. MPEX leases an office located in Minneapolis, Minnesota.

The Company had an annual net peak load of 1,411 MW on January 11, 1999. Information with respect to existing power supply sources is shown below.

                                 Unit     Year     Net Winter    Net Electric
1999 Power Supply                 No.  Installed   Capability    Requirements
--------------------------------------------------------------------------------
                                                      MW        MWh         %
Steam
  Coal-Fired
    Boswell Energy Center
      near Grand Rapids, MN      1        1958         69
                                 2        1960         69
                                 3        1973        353
                                 4        1980        429
                                                    -----
                                                      920      5,554,707   47.2%
                                                    -----
    Laskin Energy Center
      Hoyt Lakes, MN             1        1953         55
                                 2        1953         55
                                                    -----
                                                      110        570,635    4.8
                                                    -----
  Purchased Steam
    M.L. Hibbard
      Duluth, MN               3 & 4   1949, 1951      53         20,953    0.2
                                                    -----     ----------  -----
          Total Steam                               1,083      6,146,295   52.2
                                                    -----     ----------  -----
Hydro
  Group consisting of ten
   stations in MN                        Various      115        730,211    6.2
                                                    -----     ----------  -----
Purchased Power
  Square Butte burns
   lignite in Center, ND                              322      2,326,259   19.8
  All other - net                                       -      2,561,511   21.8
                                                    -----     ----------  -----
        Total Purchased Power                         322      4,887,770   41.6
                                                    -----     ----------  -----
        Total                                       1,520     11,764,276  100.0%
--------------------------------------------------------------------------------

The Company has electric  transmission and  distribution  lines of 500 kilovolts
(kV) (8 miles),  230 kV (606 miles), 161 kV (43 miles), 138 kV (6 miles), 115 kV
(1,258 miles) and less than 115 kV (6,323 miles). The Company owns and operates 177 substations with a total capacity of 8,531 megavoltamperes. Some of the transmission and distribution lines interconnect with other utilities.

The Company owns and has a substantial investment in offices and service buildings, an energy control center, repair shops, motor vehicles, construction equipment and tools, office furniture and equipment, and leases offices and storerooms in various localities within the Company's service territory. It also owns miscellaneous parcels of real estate not presently used in Electric Services.

2    Minnesota Power, Inc.

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

BNI COAL, a wholly owned subsidiary of Minnesota Power, owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite coal under cost-plus coal supply agreements extending to 2027. Under an agreement with Square Butte, Minnesota Power purchases approximately 71% of the output from the Square Butte unit which is capable of generating up to 455 MW. Minnkota Power has an option to extend its coal supply agreement to 2042. (See Fuel and Note 5.) A large dragline, shop complex and certain other less significant property and equipment items at BNI Coal are leased under a leveraged lease agreement that expires in 2002. Certain computer and other equipment are leased under operating lease agreements that expire between 2000 and 2008. All other property and equipment is owned by BNI Coal.

ELECTRIC OUTLET, INC., a wholly owned subsidiary of Minnesota Power, is a retail store, catalog and e-commerce merchandiser that sells lifestyle-changing electric products. The Electric Outlet established alliances with ten other utilities to market products with the Electric Outlet through either a catalog and/or the Internet CyberStore. The Electric Outlet continues to pursue alliances with other utilities.

MINNESOTA POWER TELECOM, INC., a wholly owned subsidiary of Minnesota Power, provides high capacity fiber optic based communication services to businesses and communities across Minnesota and in Wisconsin. MP Telecom customers include wireless providers, competitive local exchange carriers, common carriers and larger bandwidth users such as universities, medical facilities and technology-based businesses. In addition, MP Telecom operates a commercial Internet service provider business. In 1999 Murphy McGinnis Interactive, a subsidiary of Murphy McGinnis Media, and MP Telecom announced the formation of an alliance to provide residential Internet access to northeastern Minnesota and northwestern Wisconsin. The relationship will complement MP Telecom's existing Internet and data management service offerings to large business and commercial accounts.

MP Telecom owns or has rights on approximately 1,000 route miles of fiber optic communications. These route miles contain multiple fibers giving MP Telecom a total of approximately 38,000 fiber miles. MP Telecom also owns considerable optronic equipment that is used to `light up' the fiber optic cable and provide customer bandwidth services. Most of the locations from which MP Telecom services customers are leased from third parties.

RAINY RIVER ENERGY CORPORATION, a wholly owned subsidiary of Minnesota Power, holds ownership and power purchase positions in merchant generation, as well as provides engineering, and operating and maintenance services to new and existing generating facilities.

UPPER MINNESOTA PROPERTIES, INC., a wholly owned subsidiary of Minnesota Power, has invested in affordable housing projects located in the Company's service territory. This is one of a variety of economic development projects which the Company participates in throughout the Electric Services service territory by providing resources and expertise.

ELECTRIC SALES

The two major industries in Minnesota Power's electric service territory are taconite production, and paper and pulp mills. As deregulation of the electric utility industry approaches, the Company believes the percentage of electric revenue from sales to other power suppliers will continue to increase. The percentage of consolidated revenue from taconite producers, and paper and pulp mills is expected to decrease as other strategic initiatives add to consolidated operating revenue. (See table on page 1.)

Approximately 80% of the ore consumed by integrated steel facilities in the Great Lakes region originates from five taconite customers of Minnesota Power. Taconite, an iron-bearing rock of relatively low iron content that is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 43 million tons in 1999 (46 million tons in 1998; 47 million tons in 1997). Based on the Company's research of the taconite industry, Minnesota taconite production for 2000 is anticipated to be above the 1999 level. While taconite production is expected to continue at annual levels of over 40 million tons, the long-term future of this cyclical industry is less certain.

                                                      Minnesota Power, Inc.    3

Steel imports continue to depress steel prices and is the critical issue facing the American steel industry which includes the taconite industry. Total imports for the 11 months ended November 30, 1999 were 12% higher than the same period in 1997, the last record year prior to the unprecedented import surge of 1998. Steel imports are in large part the result of global overcapacity. Prices for 1999 continued to be nearly 25% lower compared to the same period in 1998. In 1998 the United States imported a record 42 million tons of steel, which represented an 83% increase over the 23 million-ton average for each of the previous eight years (1990-1997).

Domestic production of steel for the ten months ended October 31, 1999 was approximately 87 million net tons, down slightly for the same period in 1998. Capacity utilization for the industry during that same period was 82.6%, down from 88.2% for the same period in 1998. The continued lower worldwide demand for steel produced in the United States is having an adverse affect on northern Minnesota's taconite producers and the economy of northern Minnesota in general. Steel markets in Asia, however, are showing signs of a recovery. A strengthening global market coupled with continued strong domestic demand for steel may begin to bring global supply and demand into better balance. The Company is unable to predict the eventual impact of this problem on the Company's Electric Services.

LARGE POWER CUSTOMER CONTRACTS. The Company has Large Power Customer contracts with five taconite producers, four paper and pulp mills, and two pipeline companies (Large Power Customers), each of which requires 10 MW or more of generating capacity. Large Power Customer contracts require the Company to have a certain amount of generating capacity available at all times. In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a periodic (power pool season) basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for the entire term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs which includes a discounted demand rate and energy priced at the Company's incremental cost after serving all firm power obligations. The Company also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above the Company's cost. Incremental production service is interruptible.

Each contract continues past the contract termination date unless the required four-year advance notice of cancellation has been given. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. Large Power Customers are required to purchase any electric service requirements from the Company for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. Minnesota Power's key account management process provides customized energy management and electric service to large commercial and industrial customers. The process allows continuing negotiations with these customers to explore options to respond to their needs. (See Regulatory Issues - Electric Rates.)

   Minimum Revenue and Demand Under Contract
   As of February 1, 2000
   --------------------------------------------------------------------------

                              Minimum                     Monthly
                          Annual Revenue                 Megawatts
                          --------------                 ---------
        2000               $76.5 million                    523
        2001               $68.7 million                    473
        2002               $58.3 million                    405
        2003               $51.4 million                    354
        2004               $46.1 million                    322
   --------------------------------------------------------------------------
   Based on projected operating levels, the Company believes revenue from Large Power Customers will be substantially in excess of the minimum contract amounts.


4    Minnesota Power, Inc.

  Contract Status for Minnesota Power Large Power Customers
  As of February 1, 2000
  -------------------------------------------------------------------------------------------------------------------
                                                                                                   Earliest
  Customer                               Location                   Ownership                      Termination Date
  --------------------------             ----------------------     ---------------------------    ------------------

  Eveleth Mines LLC                      Eveleth, MN                45% Rouge Steel Co.            October 31, 2008
                                                                    40% AK Steel Co.
                                                                    15% Stelco Inc.

  Hibbing Taconite Co.                   Hibbing, MN                70.3% Bethlehem Steel Corp.    December 31, 2008
                                                                    15% Cleveland-Cliffs Inc.
                                                                    14.7% Stelco Inc.

  Ispat Inland Mining Company            Virginia, MN               Ispat Inland Steel Company     December 31, 2007

  USX Corporation                        Mt. Iron, MN               USX Corporation                December 31, 2007

  National Steel Pellet Co.              Keewatin, MN               National Steel Corp.           October 31, 2004

  Blandin Paper Co.                      Grand Rapids, MN           UPM-Kymmene Corporation        April 30, 2006

  Boise Cascade Corp.                    International Falls, MN    Boise Cascade Corp.            December 31, 2002

  Lake Superior Paper Industries and     Duluth, MN                 Consolidated Papers, Inc.      July 31, 2008
     Superior Recycled Fiber Industries

  Potlatch Corp.                         Cloquet, MN                Potlatch Corp.                 December 31, 2004
                                         Brainerd, MN

  Lakehead Pipe Line Co. L.P.            Deer River, MN             Lakehead Pipe Line             May 31, 2001
                                         Floodwood, MN               Partners, L.P.

  Minnesota Pipeline Company             Staples, MN                60% Koch Pipeline Co. L.P.     September 30, 2002
                                         Little Falls, MN           40% Marathon Ashland
                                         Park Rapids, MN             Petroleum LLC
  --------------------------------------------------------------------------------------------------------------------------

PURCHASED POWER AND CAPACITY SALES

The Company does not buy or sell power on the speculation that prices will rise or fall. A purchase or sale is generally made to balance the supply or demand, thereby capping the cost of power or fixing a margin. The Company's risk management policy, contract provisions, operational flexibility, credit policy and procedures for purchasing power to cap cost or fix margins are designed to minimize the Company's risk and exposure in a market with volatile prices.

PURCHASED POWER. Minnesota Power has contracts to purchase capacity and energy from various entities. The largest contract is one with Square Butte. Under an agreement extending to 2027 with Square Butte, Minnesota Power is currently entitled to approximately 71% of the output of a 455-megawatt coal-fired generating unit located near Center, North Dakota. (See Note 5.) Another purchased power contract with LTV Steel Mining Co. for 75 MW extends until October 31, 2005. The Company has entered into various smaller purchased power contracts for the purposes of meeting its capacity needs or marketing power. Participation power purchase contracts require the Company to pay the demand charges for generating capacity under contract and an energy charge for each megawatthour purchased. The selling entity is obligated to provide energy as scheduled by the Company from the generating unit specified in the contract as energy is available from that unit.

On September 9, 1999 Rainy River entered into a second amended and restated 15-year power purchase agreement, with a subsidiary of LS Power, a privately owned independent power producer. Under the agreement, Rainy River will be provided the full output of one complete unit (approximately 275 MW) of a four unit (approximately 1,100 MW) project. The natural gas-fired combined cycle generation facility to be built, owned and operated by LS Power is near Chicago, Illinois. Construction of the generation facility is scheduled to begin in 2000 with commercial operation expected in May 2002. The Company expects the agreement will enhance its ability to serve an expanding customer base outside of the MAPP region, as well as enable additional participation in the wholesale bulk power marketplace.

Generally, there will be a charge for both capacity made available and energy delivered by LS Power. Rainy River will be obligated to pay the capacity related charge as long as capacity is made available. The capacity related charge will be reduced if capacity is not available and replacement power is not provided. Rainy River will be responsible for the purchase and transportation of natural gas. Rainy River will incur no significant charges until the facility commences operations.

Rainy River can terminate the LS Power agreement under certain circumstances, including prolonged construction delays or facility outages.

                                                      Minnesota Power, Inc.    5

CAPACITY SALES. Minnesota Power currently has approximately 300 MW under contract to sell capacity to nonaffiliated utility companies. The Company also has entered into various smaller capacity sales contracts for the purposes of selling surplus capacity or marketing power. Participation power sales contracts require the purchasing utility to pay the demand charges for megawatts under contract and an energy charge for each megawatthour purchased. The Company is obligated to provide energy as scheduled by the purchasing utility from the generating unit specified in the contract as energy is available from that unit. Firm power sales contracts require the purchasing utility to pay the demand charges for megawatts under contract and an energy charge for each megawatthour purchased. The Company is obligated to provide energy as scheduled by the purchasing utility.

FUEL

The Company purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana and Wyoming. Coal consumption for electric generation at the Company's Minnesota coal-fired generating stations in 1999 was about 4 million tons. As of December 31, 1999 the Company had a coal inventory of about 400,000 tons. The Company has three coal supply agreements in place with Montana suppliers. Under these agreements the Company has the tonnage flexibility to procure 70% to 100% of its total coal requirements. The Company will obtain coal in 2000 under these agreements and the spot market. This mix of coal supply options allows the Company to reduce market risk and to take advantage of favorable spot market prices. The Company is exploring future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Burlington Northern Santa Fe Railroad transports coal by unit train from Montana or Wyoming to the Company's generating stations. The Company and Burlington Northern Santa Fe Railroad have two long-term coal freight-rate contracts. One contract provides for coal deliveries through 2003 to Boswell. The other contract provides for coal deliveries through 2003 to Laskin via a Duluth Missabe & Iron Range Railway interchange.

  Coal Delivered to Minnesota Power
  Year Ended December 31                     1999         1998         1997
  ----------------------------------------------------------------------------
    Average Price Per Ton                   $20.60       $20.37       $20.26
    Average Price Per MBtu                   $1.14        $1.12        $1.11
  ----------------------------------------------------------------------------

The Square Butte generating unit operated by Minnkota Power burns North Dakota lignite supplied by BNI Coal, pursuant to the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 1999 was approximately 63 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit. Under an agreement, the Company is obligated to pay its pro rata share of Square Butte's costs. These costs include the price of lignite purchased under a cost-plus contract from BNI Coal. (See Note 5.) BNI Coal has experienced no difficulty in supplying all of Square Butte's lignite requirements.

REGULATORY ISSUES

The Company and its subsidiaries are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility operations.

The Company and its subsidiaries are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Electric Services service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 31%, 4% and 4%, respectively, of the Company's 1999 consolidated operating revenue.

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

6    Minnesota Power, Inc.

The Company also has contracts with large industrial and commercial customers who have monthly demands of more than 2 MW but less than 10 MW of capacity (Large Light and Power Customers). The terms of these contracts vary depending upon the customer's demand for power and the cost of extending the Company's facilities to provide electric service. Generally, the contracts for less than 3 MW have one-year terms and the contracts ranging from 3 MW to 10 MW have initial five-year terms. The Company's rate schedule for Large Light and Power Customers is designed to minimize fluctuations in revenue and to recover a significant portion of the fixed costs of providing service to such customers.

The Company requires that all large industrial and commercial customers under contract specify the date when power is first required, and thereafter the customer is billed for at least the minimum power for which they contracted. These conditions are part of all contracts covering power to be supplied to new large industrial and commercial customers and to current customers as their contracts expire or are amended. All contracts provide that new rates which have been approved by appropriate regulatory authorities will be substituted immediately for obsolete rates, without regard to any unexpired term of the existing contract. All rate schedules and other contract terms are subject to approval by appropriate regulatory authorities.

FEDERAL ENERGY REGULATORY COMMISSION. The FERC has jurisdiction over the Company's wholesale electric service and transmission (wheeling) service.

The Company has long-term contracts with 16 Minnesota municipalities receiving wholesale electric service. Four contracts are for service through 2002 and 2004, while the other 12 are for service through at least 2007. The contracts limit rate increases (including fuel costs) to about 2% per year on a cumulative basis. In 1999 municipal customers purchased 656,565 MWh from the Company.

A contract between Minnesota Power and SWL&P provides for SWL&P to purchase its power from the Company through at least 2010 and limits rate increases (including fuel costs) to about 2% per year on a cumulative basis. SWL&P purchased 547,181 MWh from the Company in 1999.

The Company also has a contract through 2010 to supply electricity to Dahlberg Light and Power Company (Dahlberg), a private utility. Dahlberg purchased 92,414 MWh from the Company in 1999.

The Company's hydroelectric facilities, which are located in Minnesota, are licensed by the FERC. (See Environmental Matters - Water.)

Minnesota Power is a member of MAPP. MAPP enhances regional electric service reliability, provides the opportunity for members to enter into various economic wholesale power transactions and coordinates the planning and operation of existing as well as the installation of new generation and transmission facilities. MAPP membership consists of various electric power suppliers located in North Dakota, South Dakota, eastern Montana, Nebraska, Iowa, Minnesota, Wisconsin, upper Michigan, Kansas, Missouri, Manitoba and Saskatchewan, and marketers and brokers located throughout North America. The electric power suppliers are investor owned utilities including the Company, rural electric generation and transmission cooperatives, public power districts, municipal electric systems, municipal organizations and the Western Area Power Administration - Billings, Montana. MAPP operates pursuant to an agreement that was approved by MAPP members on March 15, 1996, accepted by the FERC and became effective on November 1, 1996. Under the MAPP Restated Agreement, any member who elects to withdraw from MAPP must first provide a 3-year notice of their intent to do so.

As expected, in December 1999, the FERC approved a landmark order strongly encouraging transmission-owning utilities to participate in large regional transmission organizations (RTOs) that would be independent participants in wholesale power markets. In order to induce utility participation in RTOs that have the minimum characteristics and perform the functions specified by the FERC, the FERC stated that utilities that agree to transfer operational control over their transmission facilities to such RTOs may be eligible for financial incentives such as innovative transmission rate treatment. Unless a utility has previously filed an application with the FERC to transfer operational control of its transmission facilities to an approved transmission entity, it will be required to file at the FERC no later than October 15, 2000 either a proposal to participate in an RTO or a description of efforts that the utility has made to participate in an RTO and an explanation of the reasons why that utility has not filed an application with the FERC.

In December 1999 MAPP and the Midwest ISO (MISO) approved a memorandum of understanding to form a single entity to manage power transmission over a large area of the Midwest. The MISO would serve as an independent entity to oversee the movement of bulk power over the regional transmission line grid and to maintain fair access to and reliability of electric service to users under a single regional tariff. If consummated and approved by MAPP members, utilities in MAPP could turn over control of their own electric transmission assets to the MISO or enter into coordination agreements with MISO. A definitive agreement is anticipated to be complete by March 2000. MAPP is also engaged in discussions with other regional reliability organizations to explore formation of a larger regional reliability organization. (See Competition - Wholesale.)

MINNESOTA PUBLIC UTILITIES COMMISSION. Minnesota Power's retail rates are based on a 1994 MPUC retail rate order which allows for an 11.6% return on common equity dedicated to utility plant.

                                                      Minnesota Power, Inc.    7

Minnesota requires investor owned electric utilities to spend a minimum of 1.5% of gross annual retail electric revenue on conservation improvement programs
(CIP) each year. The Company's minimum spending requirement of $5.5 million for 1999 ($5.5 million for 1998; $5.1 million for 1997) was exceeded by the Company's actual CIP spending of $7.1 million ($10.3 million in 1998; $5.8 million in 1997). During 1999 the Minnesota Legislature enacted Minnesota Power-supported legislation allowing large utility customers with 20 MW or more of connected load at one service point to opt out of the CIP minimum spending requirements. The DOC (previously the Department of Public Service) is currently reviewing petitions by many of the Company's largest customers requesting opt-out approval. The Company's current 2000 - 2001 minimum spending level of $5.6 million annually may change depending upon the success of the opt-out petitions. If all are approved, the minimum spending level may be as low as $2.7 million annually. The MPUC allows utilities to accumulate, in a deferred account for future recovery all CIP expenditures as well as a carrying charge on the deferred account balance, $13.5 million at December 31, 1999. Through a billing adjustment and recovered amounts included in retail base rates, the Company collected $14.7 million in 1999 ($15.2 million in 1998; $13.7 million in 1997) for the recovery of this deferred account balance. In prior years the MPUC approved the Company's request to recover lost margins. In June 1999 the MPUC denied Minnesota Power's request to recover $3.5 million of lost margins related to 1998 CIP activities. Lost margins represent energy sales lost due to Minnesota Power's efforts to assist customers in conserving energy, and lost margin recovery compensates utilities for reduced sales resulting from CIP activities. The MPUC's Order in this matter indicated that denial of lost margin recovery was based upon the MPUC's finding that: (1) Minnesota Power was earning above its authorized rate of return; (2) lost margins were not successfully motivating the Company to increase its use of demand side management; and (3) Minnesota Power had not met its burden of proof in showing that the requested lost margin recovery was consistent with law and sound public policy. Prior to this decision, the MPUC had not conditioned annual recovery of lost margins on utility earnings or found that lost margin recovery in this circumstance was inconsistent with law or policy. Minnesota Power's request for reconsideration was denied. Upon receipt of the final written order from the MPUC, the Company will determine whether it will appeal the MPUC decision.

In December 1999 the MPUC closed its investigation into the reasonableness of Minnesota Power's rates. The limited investigation was opened by the MPUC in June 1999, and required Minnesota Power to file a report explaining 1998 actual and 1999 projected earnings, along with an explanation of why rates continued to be just and reasonable. The DOC recommended acceptance of Minnesota Power's report (which was filed in September 1999) and recommended closure of the investigation without any further action. On a 3-0 vote, the MPUC closed its preliminary investigation and determined it would not commence a full-scale rate investigation.

MP Telecom was granted a Certificate of Authority to provide local niche and inter-exchange telecommunication services in Minnesota in April 1998. This Certificate of Authority governs MP Telecom's provision of local niche services on an intrastate basis in the State of Minnesota. MP Telecom's fiber optic facilities provide the link for both voice and data communications. These links are primarily provided to entities who resell these services to end-users and, to a lesser extent, to organizations with private communication networks. The Certificate of Authority issued by the MPUC was amended on April 12, 1999 permitting MP Telecom to provide competitive local facilities-based services in certain exchanges in Minnesota.

PUBLIC SERVICE COMMISSION OF WISCONSIN. On December 22, 1999 SWL&P filed an application with the PSCW for authority to increase retail utility rates 1.8%. This average increase is comprised of a 3.2% decrease in electric rates, a 1.1% increase in gas rates and a 31% increase in water rates. The proposed water increase is the result of construction currently underway to replace an aging well system. SWL&P's current retail rates are based on a 1996 PSCW retail rate order which allows for an 11.6% return on common equity.

In June 1999 Minnesota Power announced plans to build a natural gas-fired power plant near the city of Superior, Wisconsin. The combustion turbine power generating station will be capable of producing approximately 90 MW of electric power and cost approximately $40 million to build. Combustion turbines produce low emissions, making them an environmentally advantageous way to generate electricity. The plant will help alleviate a developing shortage of electricity during periods of peak electrical demand during summer and winter months, thereby improving the dependability of the regional electric system. Economic and risk analysis of the proposed plant is underway.

In April 1999 Minnesota Power and Wisconsin Public Service Corporation (WPS) announced plans to construct a 250-mile, 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota. The proposal, called "Power Up Wisconsin," is a direct response to Wisconsin Governor Thompson's call to address the pressing need for more dependable electricity in Wisconsin and the Upper Midwest. Alternative routes for the line were selected using existing rights-of-way where feasible. Public informational meetings in Minnesota were held in May 1999 and in Wisconsin in July 1999. An application for approval to construct the Wisconsin portion of the line and to determine a route was filed with the PSCW in November 1999. In December 1999 the PSCW deemed the application to build the power line complete. Official public hearings in Wisconsin are tentatively set for mid 2000. The PSCW is expected to make a decision in late 2000 based on information gathered at the hearings. Application for approval of the Minnesota portion of the line was filed with the Minnesota Environmental Quality Board (MEQB) in September 1999. The

8    Minnesota Power, Inc.

MEQB hearing is expected to take place in early 2000. Depending on siting and regulatory review and approval, the new transmission line could be in service as early as December 2002 at an estimated cost of between $125 million and $175 million. Approximately $30 million to $40 million of the estimated cost is for facilities in Minnesota which will be owned by Minnesota Power. The facilities in Wisconsin are being financed by WPS and may ultimately be owned by Minnesota Power, WPS or a newly formed transmission company being established in Wisconsin. (See Regulation - Federal Energy Regulatory Commission.) The Wausau-Duluth line is designed to strengthen the regional electric network and enhance reliability in Wisconsin, Minnesota and other parts of the Upper Midwest.

The PSCW granted MP Telecom a certification as a competitive local exchange carrier and alternative telecommunications utility authorizing it to provide competitive local exchange services in northern Wisconsin on an interim basis as of June 9, 1999. (See Minnesota Public Utilities Commission.)

COMPETITION

The electric utility industry continues to become more competitive at both the wholesale and retail levels, particularly in the wholesale markets. Retail deregulation of the industry is being considered at both the federal and state levels, and affects the way the Company strategically views the future. With electric rates among the lowest in the United States and with long-term wholesale and Large Power Customer retail contracts in place, Minnesota Power believes Electric Services is well positioned to address competitive pressures.

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

In November 1999 Great River Energy and Minnesota Power announced that they intend to combine power supply resources and customer loads for joint dispatch operations. MPEX will provide power trading, energy sourcing and risk management services for the combined operations. Ownership of existing assets and customer supply arrangements will not change. The companies plan to complete definitive agreements and achieve full operation of the alliance by the summer of 2000, subject to required regulatory approvals. With the volatile wholesale marketplace within MAPP, they expect to mitigate risk in the marketplace and create opportunities for both companies. This, in turn, will help deliver better value to customers. Headquartered in Elk River, Minnesota, Great River Energy is a consumer-owned generation and transmission cooperative and Minnesota's second largest utility in terms of generating capacity. Great River Energy provides low-cost electrical energy and related services to its 29 member distribution cooperatives in Minnesota and Wisconsin.

MPEX continues to review strategic opportunities for its wholesale marketing operations in light of the Open Access Transmission Rules enacted by the FERC in 1996. The Company also has wholesale contracts with a number of municipal customers. (See Regulatory Issues - Federal Energy Regulatory Commission.)

RETAIL. In April 1999 the MPUC opened a docket requiring the DOC to file quarterly reports on the DOC's efforts to develop a statewide, comprehensive program for gas and electric utility unbundling/retail choice/restructuring. In the fall of 1999 the DOC hosted stakeholder sessions for work groups that addressed the following six areas: (1) consumer issues; (2) competitive parity;
(3)energy conservation and alternative technologies; (4) service reliability - wholesale and retail; (5) unbundling of functions/pricing of remaining regulated functions and services; and (6) stranded costs and benefits. All six work groups completed their meetings with participants providing a wide range of opinions about restructuring. The DOC intends to solicit additional general comments on restructuring, and DOC staff will present recommendations to the Commissioner of the DOC in May 2000. After the Commissioner chooses a model for restructuring, the DOC intends to solicit public comments and will work with stakeholders prior to the 2001 Minnesota legislative session to develop a consensus approach.

Other restructuring related activities are underway in Minnesota. The Minnesota Department of Revenue is examining Minnesota's personal property tax infrastructure, and the need to develop a tax code change to insure competitive parity within the state. The MEQB, MPUC and DOC are reviewing changes to Minnesota Statutes necessary to make facility siting and planning more responsive to changes that restructuring may bring. The Minnesota Legislative Electric Energy Task Force has convened technical advisory work groups to assist analyzing nine broad categories of issues relating to electric restructuring in Minnesota. In addition, Minnesota Power has initiated a generic docket before the MPUC to develop guidelines for determining functional boundaries between transmission and generation, and between transmission and local distribution for all transmission-owning electric service providers within the State of Minnesota.

                                                      Minnesota Power, Inc.    9

LEGISLATION. Restructuring of the electric utility industry continues nationwide. Twenty-four states representing approximately two-thirds of the United States population have passed either legislation or regulation that initiates a process leading to retail customer choice. Neither Minnesota nor Wisconsin (where Minnesota Power serves retail electric customers through its subsidiary, SWL&P) has passed retail customer choice restructuring laws. In 2000, utility restructuring legislation will be debated at the federal level and in Minnesota and Wisconsin. It is unlikely, however, that Congress or the legislatures of Minnesota or Wisconsin will enact retail choice legislation into law this year. The Company cannot predict the timing or substance of any future legislation that might ultimately be enacted. The Company, however, is encouraging enactment of retail customer choice in Minnesota and continues to maintain its competitive position as a low-cost and long-term power supplier to large industrial customers. With electric rates among the lowest in the United States, high customer satisfaction, and long-term wholesale and large power customer retail contracts in place, Minnesota Power believes Electric Services is well positioned for the future.

FRANCHISES

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 82 cities and towns located within its electric service territory. SWL&P holds franchises in 15 cities and towns within its service territory. The remaining cities and towns served do not require a franchise to operate within their boundaries.

ENVIRONMENTAL MATTERS

AIR. CLEAN AIR ACT. The federal Clean Air Act Amendments of 1990 (Clean Air Act) require that specified fossil-fueled generating plants obtain air emission permits from the EPA (or, when delegated, from individual state and pollution control agencies), and meet new sulfur dioxide and nitrogen oxide emission standards beginning January 1, 1995 (Phase I) and that virtually all generating plants meet more strict emission standards beginning January 1, 2000 (Phase II). None of Minnesota Power's generating facilities are covered by the Phase I requirements of the Clean Air Act for sulfur dioxide. Phase II requirements, however, apply to the Company's Boswell, Laskin and Hibbard plants, as well as Square Butte.

The Clean Air Act creates emission allowances for sulfur dioxide based on formulas relating to the permitted 1985 emissions rate and a baseline of average fossil fuel consumed in the years 1985, 1986 and 1987. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Minnesota Power's generating facilities in Minnesota burn mainly low-sulfur western coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. Phase II sulfur dioxide emission requirements are currently being met by all of Minnesota Power's generating facilities. Square Butte anticipates meeting its sulfur dioxide requirements through increased use of existing scrubbers and by annually purchasing additional allowances as necessary. Minnesota Power will provide to Square Butte its proportional share of the allowance shortfall from its surplus allowances available from Minnesota Power's generating facilities.

Pursuant to the Clean Air Act, the EPA has established nitrogen oxide limitations for Phase II generating units. To meet Phase II nitrogen oxide limitations, the Company has spent approximately $2 million on advanced low emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance emission limits. Nitrogen oxide limitations at Square Butte are being met by combustion tuning. The EPA decided not to promulgate nitrogen oxide limitations for the type of boilers at Hibbard.

The Company has obtained all necessary Title V air operating permits from the MPCA for applicable facilities to conduct its electric operations.

  Air Quality Emission Permits
  ---------------------------------------------------------------------------
  Facility                     Effective Date               Expiration Date
  --------                     --------------               ---------------

  Boswell                      March 24, 1997               March 24, 2002
  Laskin                       May 12, 1997                 May 12, 2002
  Hibbard                      July 14, 1997                July 14, 2002
  ---------------------------------------------------------------------------

Minnkota Power, the operator of Square Butte, is currently operating under existing air quality permits and is in the process of obtaining their Title V permit from the North Dakota Department of Health (NDDH). Minnkota Power submitted their permit Title V application to the NDDH on August 5, 1996. A Title V permit is expected to be issued during 2000.

CLIMATE CHALLENGE. The Company is participating in a voluntary program (Climate Challenge) with the United States Department of Energy to identify activities that the Company has taken and additional measures that the Company may undertake on a voluntary basis that will result in limitations, reductions or sequestration of greenhouse gas emissions. The Company has agreed to participate in this voluntary program provided that such participation is consistent with the Company's integrated resource planning process, does not have a material adverse effect on the Company's competitive position with respect to rates and costs, and continues to be acceptable to the Company's regulators. The costs to Minnesota Power associated with Climate Challenge participation are minor, reflecting program facilitation and voluntary reporting of costs.

10    Minnesota Power, Inc.

KYOTO PROTOCOL. On December 11, 1997 the United Nations Framework Convention on Climate Change (FCCC), Third Conference of Parties (COP) agreed upon a draft international treaty, the Kyoto Protocol (Protocol), which, if ratified, would call for reductions in greenhouse gas emissions. The United States' target is to achieve a 7% reduction below 1990 emission levels during the period 2008 through 2012. The United States Senate must ratify the Protocol. However, the Protocol does not currently satisfy the guidance provided in the 1997 Byrd Hagel Senate resolution. The Fourth COP meeting was held in Buenos Aires in November 1998, at which time a schedule was established targeting the January 2001, Sixth COP meeting for completion of key treaty detail negotiations. The Company currently cannot reasonably predict when or if a climate Protocol will be ratified nor can it determine the impact such ratification would have on the Company.

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

 National Pollutant Discharge Elimination System Permits
 ------------------------------------------------------------------------------
 Facility                         Effective Date          Expiration Date
 --------                         --------------          ---------------
 Boswell                          February 4, 1993        December 31, 1997 (a)
 Laskin                           April 27, 1999          February 28, 2004 (b)
 Hibbard                          September 29, 1994      June 30, 1999 (c)
 Arrowhead DC Terminal            June 17, 1996           March 31, 2001
 General Office Building/
  Lake Superior Plaza             January 6, 1998         December 31, 2002
 Square Butte                     July 1, 1995            June 30, 2000 (d)
 ------------------------------------------------------------------------------
 (a) On June 27, 1997 a renewal  application  for this permit was  submitted to the MPCA. A new permit is expected to be issued during 2000. Permits are extended by the timely filing of a renewal application which stays the expiration of the previously issued permit.
 (b) The  new   permit   contains  a  Schedule   of   Compliance   requiring
     construction of a new ash disposal pond by December 30, 2000. The Company spent approximately $3.5 million in 1999 and expects to spend $3.1 million in 2000 to construct the Laskin ash disposal pond.
 (c) On December 16, 1998 a renewal application for this permit was submitted to the MPCA. A new permit is expected to be issued during 2000.
 (d) On December 22, 1999 a permit renewal application for this permit was submitted to the NDDH. Permits are extended by the timely filing of a renewal application which stays the expiration of the previously issued permit.

The Company holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 118 MW.

   FERC Licenses for Hydroelectric Projects
   ---------------------------------------------------------------------------
                     Name Plate
   Facility            Rating        Effective Date      Expiration Date
   --------          ----------      --------------      ---------------
                         MW

   Blanchard            18.0         December 1, 1987     August 24, 2003 (a)
   Winton                4.0         March 1, 1981        October 31, 2003 (a)
   Little Falls          4.7         January 1, 1994      December 31, 2023
   Prairie River         1.1         January 1, 1994      December 31, 2023
   Sylvan                1.8         January 1, 1994      December 31, 2023
   Pillager              1.5         April 1, 1998        April 1, 2028
   St. Louis River      87.6         July 1, 1995         June 30, 2035 (b)
   ---------------------------------------------------------------------------

   (a)The Company filed notice of its intent to file an application for a new license with the FERC in 1998. The FERC approved the Company's 1998 request to use alternative procedures (i.e., collaborative process) in filing the license application.

   (b)In June 1996 the Company filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC. Separate petitions for review were also filed by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band), two intervenors in the licensing proceedings. The court has consolidated the three petitions for review and suspended the briefing schedule while the Company and the Fond du Lac Band negotiate the reasonable fee for use of tribal lands as mandated by the new license. Both parties have informed the court that these negotiations may resolve other disputed issues, and they are obligated to report to the court periodically the status of these discussions. Beginning in 1996, and most recently in January 2000, the Company filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license which might conflict with the settlement discussions.

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

                                                     Minnesota Power, Inc.    11
equipment by the end of 2001 and the removal of PCB capacitors by 2004. The total cost is expected to be between $2.5 million and $3 million, of which $700,000 was spent through December 31, 1999.

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

AUTOMOTIVE SERVICES

Automotive Services include wholly owned subsidiaries which are integral parts of the vehicle redistribution business: ADESA, a network of vehicle auctions; AFC, a finance company; Great Rigs, an auto transport company; PAR, a vehicle remarketing company; and AutoVIN, a provider of field information services to the automotive industry. Automotive Services plans to grow through increased sales at existing businesses, selective acquisitions and expanding services.

ADESA is the second largest vehicle auction network in North America. Headquartered in Indianapolis, Indiana, ADESA owns (or leases) and operates 29 vehicle auction facilities in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. During 1999 ADESA acquired two new auction facilities. (See Note 3.) ADESA also started remodeling the five-lane Concord, Massachusetts, vehicle auction facility and began building a four-lane vehicle auction facility in Calgary, Alberta, and an eight-lane auction facility on 29.5 acres near LosAngeles, California. All three facilities are scheduled to open in 2000.

                                                                                         Year                No.
                                                                                      Operations           Auction
     ADESA Auctions                            Location                               Commenced             Lanes
--------------------------------------------------------------------------------------------------------------------
        United States
          ADESA Birmingham                     Moody, Alabama                            1987                 10
          ADESA Sacramento                     Sacramento, California                    1997                  5
          ADESA Jacksonville                   Jacksonville, Florida                     1996                  6
          ADESA South Florida <F1><F2>         Opa-Locka, Florida (near Miami)           1994                  7
          ADESA Southern Indiana <F3>          Edinburgh, Indiana                        1997                  3
          ADESA Indianapolis                   Plainfield, Indiana                       1983                 10
          ADESA Des Moines <F1>                Des Moines, Iowa                          1965                  3
          ADESA Lexington                      Lexington, Kentucky                       1982                  6
          ADESA Ark-La-Tex                     Shreveport, Louisiana                     1979                  5
          ADESA Boston <F1>                    Framingham, Massachusetts                 1995                 11
          ADESA Lansing                        Dimondale, Michigan                       1976                  5
          ADESA St. Louis                      Barnhart, Missouri                        1987                  3
          ADESA New Jersey                     Manville, New Jersey                      1996                  8
          ADESA Buffalo                        Akron, New York                           1992                 10
          ADESA Charlotte <F1>                 Charlotte, North Carolina                 1994                 10
          ADESA Cincinnati/Dayton              Franklin, Ohio                            1986                  8
          ADESA Cleveland                      Northfield, Ohio                          1994                  8
          ADESA Pittsburgh                     Mercer, Pennsylvania                      1971                  7
          ADESA Knoxville <F1>                 Lenoir City, Tennessee                    1984                  6
          ADESA Memphis                        Memphis, Tennessee                        1990                  6
          ADESA Austin <F1>                    Austin, Texas                             1990                  6
          ADESA Dallas                         Mesquite, Texas                           1990                  8
          ADESA Houston                        Houston, Texas                            1995                  8
          ADESA San Antonio                    San Antonio, Texas                        1989                  8
          ADESA Wisconsin                      Portage, Wisconsin                        1984                  5
--------------------------------------------------------------------------------------------------------------------

<F1> Leased auction facilities. (See Note 6.)
<F2> ADESA owns 51% of this auction business.
<F3> ADESA owns 80% of this auction business.

12    Minnesota Power, Inc.

                                                                                          Year                No.
                                                                                       Operations           Auction
     ADESA Auctions                            Location                                Commenced             Lanes
--------------------------------------------------------------------------------------------------------------------
         Canada
          ADESA Vancouver                      New Westminster, British Columbia         1972                  6
          ADESA Halifax                        Enfield, Nova Scotia                      1993                  3
          ADESA Ottawa                         Vars, Ontario                             1990                  5
          ADESA Montreal                       St. Eustache, Quebec                      1974                 12
--------------------------------------------------------------------------------------------------------------------

The previous tables list the vehicle auctions currently owned or leased by ADESA. Each auction has a multi-lane, drive-through auction facility, as well as additional buildings for reconditioning, registration, maintenance, body work, and other ancillary and administrative services. Each auction also has secure parking areas in which it stores vehicles for auction. All vehicle auction property owned by ADESA is subject to liens securing various notes payable.

AUTOMOTIVE FINANCE CORPORATION provides inventory financing for wholesale and retail automobile dealers who purchase vehicles from ADESA auctions, independent auctions, other auction chains and other outside sources. AFC is headquartered in Indianapolis, Indiana, and has 84 loan production offices which are located at most ADESA auctions, as well as at or near other auto auctions across North America. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC.

GREAT RIGS is one of the nation's largest used automobile transport carriers with over 150 automotive carriers, the majority of which are leased. Headquartered in Moody, Alabama, Great Rigs offers customers pick up and delivery through 13 strategically located transportation hubs. Customers of Great Rigs include ADESA auctions, car dealerships, vehicle manufacturers, leasing companies, finance companies and other auctions. Major customers include Ford Motor Credit, GE Capital, General Motors Acceptance Corp. and Nissan.

PAR provides customized remarketing services to various businesses with fleet operations. PAR services include assisting fleet owners, leasing agents and lenders in transporting, remarketing or otherwise liquidating off-lease vehicles by choosing the most cost-effective end-of-lease option. In 1999 PAR began "doing business as" PAR North America. The name change coincides with PAR's newest product offering full service Canadian importation. PAR is now able to offer services to customers anywhere in the United States and Canada. PAR also joined with a partner in Buffalo, New York, to initiate a full-service import business for off-lease Canadian vehicles in demand in the United States. No other firm offers this niche service.

AUTOVIN provides professional field information services to the automotive industry, including vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspection. AutoVIN has been providing services to AFC and will now work closely with AFC to offer auto dealers one-stop shopping for financial and information services. The Company acquired 90% of AutoVIN, the Automated Vehicle Information Network, in September 1999, and will acquire the remaining 10% over time.

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

AFC is the largest provider of dealer floorplan financing to independent automobile dealers in North America. AFC's competition includes other specialty lenders, banks and other financial institutions. AFC has distinguished itself from its competitors by convenience of payment, quality of service and scope of services offered. In addition to its floorplan services, AFC, through alliances with other experienced vendors, has expanded its service array to include sub prime financing, physical damage insurance and warranty products to its dealer base. This alliance with vendors experienced in these niche areas makes AFC a one-stop shopping provider to its dealer base.

PAR is the third largest full-service provider of customized remarketing services in North America. PAR's competition has changed and the primary source of competition currently originates from financial institutions that choose to manage the vehicle remarketing process internally. Competition from non-financial institutions remains particularly intense. PAR has differentiated itself from industry leaders by offering their customers the ability to rapidly change their service delivery methods to meet their customers' evolving needs. Continued emphasis on the growing lease-end and Canadian importation services, two services no single competitor offers, further differentiates PAR from the other members of the remarketing community.

                                                     Minnesota Power, Inc.    13

Tyco International, Ltd. recently announced it has agreed to sell its ADT auction unit to Manheim Auctions, Inc. for $1 billion, subject to regulatory and other approvals. ADT owns 28 auctions in the United States. ADESA owns 29 auctions throughout the United States and Canada, with 3 auctions under construction. If the Manheim/ADT transaction is completed in its present form, the Company does not expect the transaction to have a material adverse impact on its existing auction business. Manheim is also a provider of dealer floorplan financing. The Company is unable to predict the impact the transaction may have on the AFC offices located at the ADT auctions. AFC intends to continue operations in the areas currently served by the 28 ADT auctions.

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

WATER SERVICES

Water Services are comprised of regulated and non-regulated wholly owned subsidiaries of the Company. Water Services have been laying the groundwork for future growth in several new areas of the water business. Non-regulated subsidiaries have continued marketing the Company's water expertise outside traditional utility boundaries.

REGULATED SUBSIDIARIES. FLORIDA WATER, the largest investor owned water supplier in Florida, owns and operates water and wastewater treatment facilities within that state. As of December 31, 1999 Florida Water served 142,000 water customers and 68,000 wastewater customers, and maintained 151 water and wastewater facilities throughout the state with plants ranging in size from 6 connections to greater than 25,000 connections. Florida Water provides its customers with over 17 billion gallons of water per year primarily from Florida's underground aquifer. Substantially all of Florida Water's properties used in water and wastewater operations are encumbered by a mortgage. In 1999 Florida Water purchased Palm Coast Utility Corporation (PCUC) from ITT Industries, Inc. (ITT). PCUC provides service to approximately 19,000 water and 14,000 wastewater customers in Flagler County, Florida. Rates for PCUC are regulated by Flagler County. (See Note 3.)

HEATER provides water and wastewater treatment services in North Carolina. As of December 31, 1999 Heater served 42,000 water customers and 4,000 wastewater treatment customers. Heater has water and wastewater systems located in subdivisions surrounding Raleigh and Fayetteville, North Carolina, and the Piedmont and Mountain regions of North Carolina. Water supply is primarily from ground water deep wells. Community ground water systems vary in size from 25 connections to 6,000 connections. Some systems are supplied by purchased water. Heater has approximately 396 interconnected and stand-alone systems and 797 wells. Heater also has 33 wastewater treatment plants, ranging in size from 10,000 gallons per day (gpd) to 670,000 gpd, and 77 lift stations located in its wastewater collection systems. Substantially all of Heater's properties used in its water and wastewater operations are encumbered by a mortgage. In 1999 Heater acquired Mid South Water Systems, Inc. (Mid South) located in Sherills Ford, North Carolina. Mid South serves approximately 12,000 customers. With the acquisition of Mid South, Heater became the largest investor owned water utility in North Carolina.

NON-REGULATED   SUBSIDIARIES.   AMERICA'S WATER SERVICES CORPORTION   was
incorporated in 1997 and has offices in Naperville, Illinois; Grand Rapids, Michigan; Plymouth, Wisconsin; and Longwood, Florida. Americas' Water offers contract management, operations and maintenance services for water and wastewater treatment facilities to governments and industries. Americas' Water Services provides services in Illinois, Minnesota, Michigan, Wisconsin, Ohio and Florida, with annual contracts ranging from $50,000 to $3 million.

INSTRUMENTATION SERVICES, INC. provide predictive maintenance and instrumentation consulting services to water and wastewater utilities, and other industrial operations throughout the southeastern part of the United States as well as Texas and Minnesota. On a combined basis, these companies provide services to over 500 customers.

REGULATORY ISSUES

FLORIDA PUBLIC SERVICE COMMISSION. 1995 RATE CASE. In September 1999 the FPSC issued a final order that approved a 1999 settlement agreement with Florida Water to resolve open items pertaining to its 1995 rate case. The final order increased annual revenue by approximately $1 million; authorized Florida Water to book approximately $8.5 million of accumulated surcharges, including interest, as a regulatory asset recoverable in base rates beginning in the next rate case; and provided a three-year moratorium on the initiation of rate cases by Florida Water, exclusive of index filings. Index filings provide rate adjustments based on inflationary costs associated with operation and maintenance expenses. The annual rate increase of approximately $1million associated with the settlement became effective on October 1, 1999. The FPSC previously approved annual rate increases

14    Minnesota Power, Inc.

in connection with the 1995 rate case of approximately $11.1 million and $1.2 million effective in September 1996 and January 1999, respectively. In total, the FPSC approved $13.6 million of the $18.1 million rate increase requested by Florida Water in the 1995 rate case.

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

Customer groups which paid more under uniform rates have appealed the FPSC's January 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties in May 1998. In June 1998 the Court of Appeals reversed its previous ruling that the FPSC was without authority to order uniform rates at which time customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs in September 1998. A mediation session was held in September 1999. The parties could not reach settlement of any issues. A provision for refund related to the $2.5 million refund order was recorded in 1999. The Company is unable to predict the timing or outcome of the appeals process.

COMPETITION

Water Services provide water and wastewater services at regulated rates within exclusive service territories granted by regulators. With respect to non-regulated businesses within Water Services, significant competition exists for the provision of the types of services provided by Americas' Water. Although a few private contractors control a large percentage of the market for contract management, operations and maintenance services, the Company strongly believes that the continued growth in these markets will enable emerging companies like Americas' Water to succeed.

FRANCHISES

Florida Water provides water and wastewater treatment services in 20 counties regulated by the FPSC and holds franchises in 5 counties which have retained authority to regulate such operations. (See Regulatory Issues - Florida Public Service Commission.) Water and wastewater services provided by Heater are under the jurisdiction of the NCUC. The NCUC grants franchises for Heater's service territory when the rates are authorized.

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

                                                     Minnesota Power, Inc.    15

INVESTMENTS

Investments   is  comprised  of  an  actively   traded   securities   portfolio,
intermediate-term investments and real estate operations.

SECURITIES PORTFOLIO. The Company's securities portfolio is managed by selected outside managers as well as internal managers. It is intended to provide stable earnings and liquidity. Proceeds from the securities portfolio are available for investment in existing businesses, to fund strategic initiatives and for other corporate purposes. The Company's investment in the securities portfolio at December 31, 1999 was $257 million ($227 million at December 31, 1998).

The Company exchanged its 7.3 million shares of Capital Re common stock for 4.7 million shares of ACE Limited common stock plus $25.1 million in cash on December 30, 1999. The exchange of stock was the result of a revised merger announced October 26, 1999. Each Capital Re share was exchanged for 0.65 ordinary shares of ACE plus $3.4456 in cash. Minnesota Power owned 20% of Capital Re and now owns 2% of ACE. The ACE shares are included in the Company's securities portfolio at December 31, 1999.

INTERMEDIATE-TERM INVESTMENTS. Since 1985 the Company has invested $17.1 million in venture capital funds that seek long-term capital appreciation by making investments in companies developing advanced technologies to be used by the utility industry. The Company is committed to invest an additional $20.5 million over the next eight years. Minnesota Power has recognized dividends and return of capital from the funds in the year they are paid. As successful companies "go public" or are sold, investors, like Minnesota Power, may realize income as the stock is sold.

The Company has a $4 million note receivable from Car Canada Corporation, a start-up retail car "superstore" business with stores in Alexandria, Ottawa, Toronto and Winnipeg. The note bears interest at an annual rate of 10% and is due in 2002. The Company also holds detachable warrants that can be exercised for approximately 25% of the outstanding shares of Car Canada in exchange for approximately $18,000. The warrants are exercisable automatically in an initial public offering, or sale, or merger of the firm and any other time at the sole option of Minnesota Power.

REAL ESTATE OPERATIONS. Through a subsidiary, the Company owns 80% of Lehigh, a Florida company which through its subsidiaries owns property in three different locations: (1) Lehigh Acres with 1,500 acres of land and approximately 400 home sites adjacent to Fort Myers, Florida; (2) Sugarmill Woods with 650 home sites in Citrus County, Florida; and (3) Palm Coast with 2,100 home sites and 10,000 acres of residential, commercial and industrial land at Palm Coast, Florida. Palm Coast is a planned community between St. Augustine and Daytona Beach.

In 1999 Cape Coral Holdings, Inc., a subsidiary of the Company, purchased, for $36.2 million, certain real estate properties located in Cape Coral, Florida, from subsidiaries of Avatar Holdings Inc. Cape Coral, located adjacent to Fort Myers, Florida, has a population of 100,000 and is Florida's second largest municipality in land area. Properties purchased include approximately 2,500 acres of commercial and residential zoned land, including home sites, a golf resort, marina and commercial buildings. (See Note 3.)

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

16    Minnesota Power, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   Initial
Executive Officers                                              Effective Date
---------------------------------------------------------      -----------------
John Cirello, Age 56
 Executive Vice President and President and
  Chief Executive Officer - MP Water Resources
   Group, Inc.                                                 July 24, 1995

Donnie R. Crandell, Age 55
 Executive Vice President and President - MP Real Estate
  Holdings, Inc.                                               January 15, 1999
 Senior Vice President and President - MP Real Estate
  Holdings, Inc.                                               January 1, 1996
 Senior Vice President - Corporate Development                 December 1, 1994

Robert D. Edwards, Age 55
 Executive Vice President and President - MP Electric          July 26, 1995
 Executive Vice President and Chief Operating Officer          March 1, 1993

Brenda J. Flayton, Age 44
 Vice President - Human Resources                              July 22, 1998

John E. Fuller, Age 56
 Executive  Vice  President and President  and Chief
  Executive  Officer - AFC                                     January 15, 1999
 Senior Vice  President  and  President
  and Chief  Executive  Officer - AFC                          April 23,  1997
  President  and Chief Executive  Officer - AFC                January 1, 1994

Laurence H. Fuller, Age 51
 Vice President - Corporate Development                        February 10, 1997

David G. Gartzke, Age 56
 Senior Vice President - Finance and Chief
  Financial Officer                                            December 1, 1994

James P. Hallett, Age 46
 Executive Vice President and President and Chief
  Executive Officer - ADESA                                    April 23, 1997
 President and Chief Executive Officer - ADESA                 August 21, 1996
 President - ADESA Canada, Inc.                                May 26, 1994

Philip R. Halverson, Age 51
 Vice President, General Counsel and Secretary                 January 1, 1996
 General Counsel and Corporate Secretary                       March 1, 1993

David P. Jeronimus, Age 57
 Vice President - Environmental Services                       February 1, 1999

James A. Roberts, Age 49
 Vice President - Corporate Relations                          January 1, 1996

Edwin L. Russell, Age 54
 Chairman, President and Chief Executive Officer               May 14, 1996
 President and Chief Executive Officer                         January 22, 1996
 President                                                     May 9, 1995

Mark A. Schober, Age 44
 Controller                                                    March 1, 1993

James K. Vizanko, Age 46
 Treasurer                                                     March 1, 1993

Claudia Scott Welty, Age 47
 Vice President - Information Technology                       February 1, 1999
 Vice President - Support Services                             July 1, 1995

                                                     Minnesota Power, Inc.    17

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

       Ms. Flayton was director of human resources.

       Mr. Jeronimus was director of environmental resources.

       Mr. Roberts was director of corporate relations.

       Ms. Welty was director of technical support services.

There are no family relationships between any executive officers of the Company. All officers and directors are elected or appointed annually.

The present term of office of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 9, 2000.

ITEM 2. PROPERTIES

Properties are included in the discussion of the Company's business in Item 1 and are incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of the Company's business in Item 1 and are incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

18    Minnesota Power, Inc.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company has paid dividends without interruption on its Common Stock since 1948. A quarterly dividend of $0.2675 per share on the Common Stock will be paid on March 1, 2000 to the holders of record on February 15, 2000. The Company's Common Stock is listed on the New York Stock Exchange. Dividends paid per share, and the high and low prices for the Company's Common Stock for the periods indicated as reported by The Wall Street Journal, Midwest Edition, were as follows:

                                                               Dividends
                              Price Range                   Paid Per Share
                      --------------------------       ------------------------
      Quarter           High              Low          Quarterly         Annual
--------------------------------------------------------------------------------

 1999   - First       $22 3/32         $19 17/32       $0.2675
        - Second       21 13/16         18 15/16        0.2675
        - Third        19 7/8           16 9/16         0.2675
        - Fourth       18 11/16         16              0.2675            $1.07

 1998   - First       $21 23/32        $19 9/16        $0.2550
        - Second       21 15/32         19 1/32         0.2550
        - Third        22 1/2           19 17/32        0.2550
        - Fourth       23 1/8           20 3/8          0.2550            $1.02
--------------------------------------------------------------------------------

On March 2, 1999 the Company's Common Stock was split two-for-one. All common share and per share amounts have been adjusted for all periods to reflect the two-for-one stock split.

The amount and timing of dividends payable on the Company's Common Stock are within the sole discretion of the Company's Board of Directors. In 1999 the Company paid out 110% (72% excluding the non-cash charge related to the Capital Re transaction) of its per share earnings in dividends.

The Company's Articles of Incorporation, and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of Common Stock dividends. As of December 31, 1999 no retained earnings were restricted as a result of these provisions. At January 31, 2000 there were approximately 37,000 Common Stock shareholders of record.

                                                     Minnesota Power, Inc.    19

ITEM 6. SELECTED FINANCIAL DATA

The Company's financial statements have been changed to reflect changes in the way the Company looks at its business. Financial data from prior years have been reclassified to present comparable information for all periods. All common share and per share amounts have been adjusted for all periods to reflect the Company's March 2, 1999 two-for-one Common Stock split. Financial information presented in the table below may not be comparable between periods due to: (1) the Company's purchase of 80% of ADESA, including AFC and Great Rigs, in July 1995, another 3% in January 1996 and the remaining 17% in August 1996; and (2) the Company's sale of its interest in the paper and pulp business in June 1995.

Balance Sheet                              1999           1998           1997          1996          1995            1994
----------------------------------------------------------------------------------------------------------------------------
Millions
Assets
   Current Assets                        $  564.5      $  487.5       $  385.3      $  334.4       $  251.9       $  266.1
   Property, Plant and Equipment          1,258.8       1,178.9        1,170.2       1,188.8        1,149.1          998.2
   Investments                              197.2         263.5          252.9         236.5          201.4          355.3
   Goodwill                                 181.0         169.8          158.9         167.0          120.2            1.9
   Other Assets                             111.1         109.2          119.0         123.6          126.8           99.3
                                         --------      --------       --------      --------       --------       --------
                                         $2,312.6      $2,208.9       $2,086.3      $2,050.3       $1,849.4       $1,720.8
Liabilities and Stockholders' Equity
   Current Liabilities                   $  398.3      $  346.0       $  342.6      $  339.7       $  256.8       $  182.8
   Long-Term Debt                           712.8         672.2          685.4         694.4          639.5          601.3
   Other Liabilities                        289.2         298.6          301.8         298.9          320.5          326.5
   Mandatorily Redeemable Preferred
     Securities of MP&L Capital I            75.0          75.0           75.0          75.0              -              -
   Redeemable Preferred Stock                20.0          20.0           20.0          20.0           20.0           20.0
   Stockholders' Equity                     817.3         797.1          661.5         622.3          612.6          590.2
                                         --------      --------       --------      --------       --------       --------
                                         $2,312.6      $2,208.9       $2,086.3      $2,050.3       $1,849.4       $1,720.8
----------------------------------------------------------------------------------------------------------------------------

Income Statement                          1999            1998           1997          1996          1995            1994
----------------------------------------------------------------------------------------------------------------------------
Millions
Operating Revenue
   Electric Services                     $  554.5      $  559.8       $  541.9      $  529.2       $  503.5       $  458.4
   Automotive Services                      406.6         328.4          255.5         183.9           61.6              -
   Water Services                           112.9          95.6           95.5          85.2           66.1           87.5
   Investments                               57.8          55.5           60.7          48.6           36.1           31.1
                                         --------      --------       --------      --------       --------       --------
                                          1,131.8       1,039.3          953.6         846.9          667.3          577.0
                                         --------      --------       --------      --------       --------       --------
Expenses
   Fuel and Purchased Power                 200.2         205.7          194.1         190.9          177.0          157.7
   Operations                               705.9         635.4          579.9         512.2          389.1          300.6
   Interest Expense                          59.5          64.9           64.2          62.1           48.0           46.7
                                         --------      --------       --------      --------       --------       --------
                                            965.6         906.0          838.2         765.2          614.1          505.0
                                         --------      --------       --------      --------       --------       --------
Operating Income before Capital Re          166.2         133.3          115.4          81.7           53.2           72.0
Income (Loss) from Investment
   in Capital Re                            (34.5)         15.2           14.8          11.8            9.8            8.1
                                         --------      --------       --------      --------       --------       --------
Operating Income                            131.7         148.5          130.2          93.5           63.0           80.1
Distributions on Redeemable
  Preferred Securities of Subsidiary          6.0           6.0            6.0           4.7              -              -
Income Tax Expense                           57.7          54.0           46.6          19.6            1.1           20.6
                                         --------      --------       --------      --------       --------       --------
Income from Continuing Operations            68.0          88.5           77.6          69.2           61.9           59.5
Income from
  Discontinued Operations                       -             -              -             -            2.8            1.8
                                         --------      --------       --------      --------       --------       --------
Net Income                                   68.0          88.5           77.6          69.2           64.7           61.3
Preferred Dividends                           2.0           2.0            2.0           2.4            3.2            3.2
                                         --------      --------       --------      --------       --------       --------
Earnings Available for Common Stock          66.0          86.5           75.6          66.8           61.5           58.1
Common Stock Dividends                       73.0          65.0           62.5          59.6           57.9           56.7
                                         --------      --------       --------      --------       --------       --------
Earnings Retained in

   (Disbursed From) the Business         $   (7.0)     $   21.5       $   13.1      $    7.2       $    3.6       $    1.4
----------------------------------------------------------------------------------------------------------------------------

20    Minnesota Power, Inc.


                                           1999          1998           1997           1996          1995           1994
---------------------------------------------------------------------------------------------------------------------------
Shares Outstanding - Millions
   Year-End                                73.5           72.3           67.1           65.5          62.9           62.5
   Average <F1>                            68.4           64.0           61.2           58.6          57.0           56.5
Diluted Earnings Per Share
   Continuing Operations                  $0.97<F2>      $1.35          $1.24          $1.14         $1.03          $1.00
   Discontinued Operations                    -              -              -              -           .05            .03
                                          -----          -----          -----          -----         -----          -----
                                          $0.97<F2>      $1.35          $1.24          $1.14         $1.08          $1.03
Return on Common Equity                    8.3%<F2>      12.4%          12.1%          11.3%         10.7%          10.5%
Common Equity Ratio                       49.2%          49.9%          44.9%          43.1%         45.6%          45.9%
Dividends Paid Per Share                  $1.07          $1.02          $1.02          $1.02         $1.02          $1.01
Dividend Payout                            110%<F2>        76%            83%            89%           94%            98%
Book Value Per Share at Year-End         $10.97         $10.86          $9.69          $9.32         $9.28          $8.99
Market Price Per Share
   High                                 22 3/32         23 1/8             22         14 7/8        14 5/8         16 1/2
   Low                                       16        19 1/32         13 1/2             13        12 1/8         12 3/8
   Close                               16 15/16             22       21 25/32         13 3/4       14 3/16         12 5/8
Market/Book at Year-End                    1.54           2.03           2.25           1.48          1.53           1.40
Price Earnings Ratio at Year-End           17.5<F2>       16.3           17.6           12.1          13.1           12.3
Dividend Yield at Year-End                 6.3%           4.6%           4.7%           7.4%          7.2%           8.0%
Employees                                 8,246          7,003          6,817          6,537         5,649          2,552
Net Income
   Electric Services                      $45.0          $47.4          $43.1          $39.4         $41.0          $40.6
   Automotive Services                     39.9           25.5           14.0            3.7             -              -
   Water Services                          12.2            7.5            8.2            5.4          (1.0)          13.7
   Investments                             (9.4)<F2>      29.6           32.1           38.1          41.3           23.4
   Corporate Charges                      (19.7)         (21.5)         (19.8)         (17.4)        (19.4)         (18.2)
                                          -----          -----          -----          -----         -----          -----
                                           68.0           88.5           77.6           69.2          61.9           59.5
   Discontinued Operations                    -              -              -              -           2.8            1.8
                                          -----          -----          -----          -----         -----          -----
                                          $68.0          $88.5          $77.6          $69.2         $64.7          $61.3
Customers - Thousands
   Electric                               139.7          138.1          135.8          135.1         135.8          132.8
   Water                                  255.3          205.1          201.0          197.2         198.4          176.0
Electric Sales - Millions of MWh           11.3           12.0           12.4           13.2          11.5           10.2
Power Supply - Millions of MWh
   Steam Generation                         6.2            6.3            6.1            6.4           6.0            5.5
   Hydro Generation                         0.7            0.6            0.6            0.7           0.7            0.7
   Long-Term Purchase - Square Butte        2.3            2.1            2.3            2.4           1.9            2.3
   Purchased Power                          2.6            3.2            3.8            4.4           3.6            2.1
                                           ----           ----           ----           ----          ----           ----
                                           11.8           12.2           12.8           13.9          12.2           10.6
Coal Sold - Millions of Tons                4.5            4.2            4.2            4.5           4.0            4.4
Vehicles Consigned - Millions               1.7            1.5            1.4            1.1           0.5              -
Water Sold - Billions of Gallons           20.3           18.1           16.5           16.0          14.7           14.8
Capital Expenditures - Millions           $99.7          $80.8          $72.2         $101.5        $115.5          $81.0
---------------------------------------------------------------------------------------------------------------------------

<F1>Excludes unallocated ESOP shares.
<F2>On December 30, 1999 Minnesota Power exchanged 7.3 million shares of Capital
    Re common stock for 4.7 million shares of ACE common stock plus $25.1 million in cash. This transaction resulted in a non-cash charge of $36.2 million, or $0.52 per share, to Minnesota Power's net income for 1999. Excluding the Capital Re transaction, diluted earnings per share were $1.49, the return on common equity was 12.9%, the dividend payout was 72%, the price earning ratio was 11.4 and net income from Investments was $26.8 million.

                                                     Minnesota Power, Inc.    21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

Significant growth in the Company's Automotive Services and Water Services segments contributed to higher operating results in 1999. Excluding a $36.2 million non-cash charge associated with the Company's investment in Capital Re (see Note 9), 1999 net income increased 17.7% to $104.2 million. In addition, basic and diluted earnings per share, excluding the Capital Re related charge, were $1.49, a 10.4% increase over the prior year. Financial results for all of the Company's business segments reflected ongoing operational improvements and the successful strategies initiated to grow and diversify each business. Earnings per share in 1999 also include the dilution from an additional 4.2 million shares of Common Stock issued by the Company in an underwritten public offering in September 1998.

The Company measures performance of its operations through careful budgeting and monitoring of contributions by business segment to consolidated net income. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment.

                                               1999       1998       1997
--------------------------------------------------------------------------------
 Millions

 Operating Revenue
    Electric Services                      $   554.5    $  559.8    $541.9
    Automotive Services                        406.6       328.4     255.5
    Water Services                             112.9        95.6      95.5
    Investments                                 58.2        55.8      60.9
    Corporate Charges                           (0.4)       (0.3)     (0.2)
                                            --------    --------    ------
                                            $1,131.8    $1,039.3    $953.6
                                            --------    --------    ------
 Operating Expenses
    Electric Services                         $479.0     $ 480.5    $470.2
    Automotive Services                        337.3       281.5     227.1
    Water Services                              93.3        83.1      82.8
    Investments                                 24.3        22.6      24.9
    Corporate Charges                           31.7        38.3      33.2
                                            --------    --------    ------
                                              $965.6      $906.0    $838.2
                                            --------    --------    ------
 Net Income
    Electric Services                         $ 45.0       $47.4     $43.1
    Automotive Services                         39.9        25.5      14.0
    Water Services                              12.2         7.5       8.2
    Investments                                 26.8(a)     29.6      32.1
    Corporate Charges                          (19.7)      (21.5)    (19.8)
                                              ------       -----     -----
       Net Income Before Capital Re
         Transaction                           104.2        88.5      77.6
    Capital Re Transaction                     (36.2)          -         -
                                              ------       -----     -----
                                              $ 68.0       $88.5     $77.6
--------------------------------------------------------------------------------
 Average Shares of Common Stock - Millions      68.4        64.0      61.2

 Basic and Diluted Earnings Per Share of
   Common Stock
    Before Capital Re Transaction             $ 1.49      $1.35      $1.24
    Capital Re Transaction                     (0.52)         -          -
                                              ------      -----      -----
                                              $ 0.97      $1.35      $1.24
 Return on Common Equity
    Excluding the Capital Re Transaction       12.9%      12.4%      12.1%
    Including the Capital Re Transaction        8.3%          -          -
--------------------------------------------------------------------------------
 (a)Including the $36.2 million non-cash charge associated with the Capital Re transaction, net income from Investments was a $9.4 million loss.

22    Minnesota Power, Inc.

The following summarizes significant events which impacted net income for each of the Company's business segments for the past three years.

ELECTRIC SERVICES contributed net income of $45.0 million in 1999 ($47.4 million in 1998; $43.1 million in 1997). In 1999 Electric Services reflected lower kilowatthour sales to industrial customers, higher prices and margins from bulk power sales, a denial of lost margin recovery for conservation improvement programs and a one-time property tax levy associated with an industrial development project. Total kilowatthour sales were 11.3 billion in 1999 (12.0 billion in 1998; and 12.4 billion in 1997). The 1999 decline in sales was primarily attributable to fewer sales to taconite, paper and pipeline customers because of lower demand for domestic steel, stronger competition in the paper markets and lower pipeline pumping levels. The increase in 1998 net income was from higher margins from bulk power sales to other power suppliers. An unusually mild winter in 1998 negatively impacted both net income and kilowatt sales from retail customers. Net income in 1997 reflected a strong demand for electricity from industrial customers, increased margins from sales to other power suppliers and gains from the sale of certain recreational land and microwave frequencies. Gains from these two sales were offset by start-up costs associated with strategic initiatives and incentive compensation awards related to total shareholder return performances.

AUTOMOTIVE SERVICES contributed net income of $39.9 million in 1999 ($25.5 million in 1998; $14.0 million in 1997). In 1999 Automotive Services showed significant growth reflecting a profitable mix of same-store growth and selective acquisitions at ADESA as well as increased financing activity and the maturing of loan production offices that were opened in 1998 by AFC. ADESA added two new auction facilities in 1999 (three in 1998; two in 1997) and received on consignment 1.7 million vehicles (1.5 million in 1998; 1.4 million in 1997). Consigned vehicles are vehicles offered for sale at ADESA auctions. AFC has had 84 loan production offices since August 1998. AFC added 30 new loan production offices in 1998 (25 in 1997). The growth of AFC's dealer/customer base to 14,700 in 1999 (11,500 in 1998; 10,000 in 1997) has also enabled AFC to finance approximately 695,000 vehicles in 1999 (531,000 in 1998; 300,000 in 1997). In
1998 AFC's expansion was largely attributable to an agreement with ADT which allows AFC to provide floorplan financing services at 26 ADT auctions. Also see
Item 1. Business - Automotive Services - Competition for a discussion of the Manheim/ADT merger.

WATER SERVICES contributed net income of $12.2 million in 1999 ($7.5 million in 1998; $8.2 million in 1997). In 1999 Water Services generated higher net income due to strategic asset purchases and customer growth that increased the customer base by 24%, regulatory relief granted by the FPSC in the settlement of Florida Water's 1995 rate case and increased average consumption. In 1998 Water Services results reflected regulatory relief, customer growth, increased consumption and operating efficiencies. In 1997 Water Services net income included a gain from the sale of certain water and wastewater assets to Orange County, Florida. Financial results for 1997 also reflected improved operating efficiencies, one-time charges and start-up costs associated with non-regulated initiatives. (See Item 1. Business - Water Services - Regulatory Issues.)

INVESTMENTS contribution to net income was $(9.4) million, $26.8 million excluding the Capital Re transaction, in 1999 ($29.6 million in 1998; $32.1 million in 1997). In 1999 Investments reported gains from an investment in a venture capital fund. A $36.2 million non-cash charge associated with the merger of Capital Re with ACE (see Item 1. Business - Investments - Securities Portfolio and Note 9), the discontinuance of equity accounting for the Company's investment in Capital Re and stock market volatility affecting returns from the securities portfolio during 1999 lowered Investment net income. The Company's securities portfolio earned an annualized after-tax return of 3.3% in 1999 (5.5% in 1998; 7.7% in 1997). In 1998 Investments reported a lower after-tax return from the securities portfolio due to the under performance of certain investments, which was offset by dividend income received from a venture capital investment and strong sales by Real Estate Operations.

CORPORATE CHARGES were $19.7 million in 1999 ($21.5 million in 1998; $19.8 million in 1997). Corporate charges were lower in 1999 due to reduced interest expense as a result of a lower average commercial paper balance. Corporate Charges in 1998 included reduced interest expenses due to the availability of cash from the sale of Common Stock offset by higher expenses associated with benefit incentives, a change in accounting for start-up costs, and technological and communication improvements made to corporate-wide systems. In 1997 Corporate Charges reflected increased debt service costs incurred to finance investments in non-regulated operations and various strategic initiatives.

1999 COMPARED TO 1998

OPERATING REVENUE

ELECTRIC SERVICES operating revenue was $5.3 million lower in 1999. Revenue in 1999 reflected a $23.0 million increase from sales to other power suppliers because of extreme weather conditions affecting power market prices during the third quarter of 1999. Temperatures, which were at record highs during the last week of July 1999, created a high demand for power from other power suppliers. Revenue from industrial customers was down approximately $19 million in 1999 due to decreased taconite production, paper manufacturing and pipeline usage.
Revenue from residential and commercial customers was $3.8 million higher in 1999 because the winter weather in northern Minnesota and Wisconsin was colder than 1998 and July 1999 was unusually hot. In total,

                                                     Minnesota Power, Inc.    23

$4.4 million less was collected from fuel clause adjustments. Revenue in 1998 included $3.8 million of CIP lost margin recovery. The Company was denied CIP lost margin recovery in 1999.

AUTOMOTIVE SERVICES operating revenue was $78.2 million higher in 1999 due to stronger sales at ADESA auction facilities, and increased financing activity and 12 months of operations at loan production offices opened in 1998 by AFC. ADESA offered 13% more vehicles for sale on consignment in 1999 compared to 1998. In 1999 ADESA auction financial results included twelve months of operations from three vehicle auctions acquired in 1998 and partial year results for two vehicle auction facilities acquired in 1999. AFC financed 31% more vehicles in 1999 compared to 1998. AFC has had 84 loan production offices since August 1998, 30 of which were opened during 1998.

WATER SERVICES operating revenue was $17.3 million higher in 1999, with $12.3 million of the increase coming from PCUC, which was purchased in January 1999. The remainder of the increase was attributed to regulatory relief granted by the FPSC in December 1998 and September 1999, the acquisition of Mid South and more consumption due to customer growth. Overall consumption increased 12% in 1999. In 1998 overall consumption was lower than normal due to some of the Company's water systems being adversely impacted by record rainfall during the first quarter. Gains totaling $600,000 from the sale of a water system and the sale of land were included in 1998 revenue.

INVESTMENTS operating revenue was $2.4 million higher in 1999 primarily due to $10.7 million in gains received from an investment in a venture capital fund and higher sales by Real Estate Operations. These increases were partially offset by lower returns on the securities portfolio due to stock market volatility affecting returns from short-term investments. Also, revenue in 1998 included $4.3 million of dividend income received from a venture capital investment.

OPERATIONS EXPENSE

ELECTRIC SERVICES operating expenses were $1.5 million lower in 1999 primarily due to a $5.5 million reduction in fuel and purchased power expenses because of less steam generation and fewer purchases from other power suppliers, and a $1.9 million decrease in depreciation expense primarily the result of an updated production plant depreciation study. Operating expenses were also $2.7 million lower in 1999 because the amortization of an early retirement program was completed in July 1998. These decreases were partially offset by a one-time property tax levy and other expenses related to an industrial development project totaling $3.6 million, and higher compensation and consulting service expenses.

AUTOMOTIVE SERVICES operating expenses were $55.8 million higher in 1999 primarily due to increased sales activity at the auction facilities and the floorplan financing business. Additional expenses associated with more auction facilities and loan production offices also contributed to higher expenses in 1999.

WATER SERVICES operating expenses were $10.2 million higher in 1999 primarily due to inclusion of PCUC and Mid South operations.

INVESTMENTS operating expenses were $1.7 million higher in 1999 primarily due to more sales by Real Estate Operations.

CORPORATE CHARGES operating expenses were $6.6 million lower in 1999 because interest expense in 1998 reflected a settlement with the Internal Revenue Service on tax issues relating to prior years. As a result of the settlement, $4.7 million previously accrued as income tax expense were reversed and recorded as interest expense in the first quarter of 1998. There was no impact on consolidated net income from this transaction. Also, interest expense was reduced in 1999 because the average commercial paper balance was lower.

INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE

In 1999 the Company reported a $34.5 million loss on its investment in Capital Re. The loss was due to the non-cash charge associated with the merger of Capital Re with ACE. The discontinuance of equity accounting for this investment also reduced income in 1999.

1998 COMPARED TO 1997

OPERATING REVENUE

ELECTRIC SERVICES operating revenue was $17.9 million higher in 1998, even though kilowatthour sales remained at similar levels. A $10.8 million increase in sales to other power suppliers was attributable to a higher average sales price for bulk power sold. Bulk sale prices were higher because of storm damages and hot weather in the Midwest. Revenue related to the fuel clause adjustments increased $9.9 million in 1998 to recover the cost of replacement power needed during scheduled outages at Square Butte and Boswell in 1998, and also for the reduction in hydro generation due to dry spring conditions. Another $3.3 million of the increase is related to CIP. Demand revenue from large power customers was lower in 1998 as a result of successful renegotiation of contracts which extended the term of the all-requirements contracts, but in turn reduced the demand charge component. Revenue from residential and gas customers was lower in 1998 because of the unusually mild winter and warm spring. Operating revenue in 1997 included $4.4 million in pre-tax gains from the sale of rights to microwave frequencies and the sale of property along the St. Louis River.

24    Minnesota Power, Inc.

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

INVESTMENTS operating revenue was $5.1 million lower in 1998 primarily due to large bulk sales by Real Estate Operations in 1997. In 1998 Investments operating revenue also reflected $4.3 million of dividend income received from a venture capital investment, which was offset by reduced income from the securities portfolio due to under performance of certain investments.

OPERATING EXPENSE

ELECTRIC SERVICES operating expenses were $10.3 million higher in 1998. Fuel expense was $3.4 million higher because of more steam generation and slightly higher coal prices. Purchased power expense was $8.2 million higher because of replacement power needed during scheduled outages and the average price paid per megawatthour (excluding Square Butte) increased 23%. Increased costs for scheduled outages at Boswell, consulting services and the amortization of deferred charges related to conservation improvement programs were offset by a reduction in employee pension and early retirement expenses, and lower property taxes due to the legislative reform of the Minnesota property tax system.

AUTOMOTIVE SERVICES operating expenses were $54.4 million higher in 1998 due to expenses associated with the increase in vehicles consigned for sale at auctions, the addition of three new auction facilities and the rapid expansion of AFC.

WATER SERVICES operating expenses were $0.3 million higher in 1998 primarily due to increased consumption. Additional costs related to the expansion of non-regulated water subsidiaries were offset by increased operating efficiencies.

INVESTMENTS operating expenses were $2.3 million lower in 1998 because in 1997 there was more sales activity by Real Estate Operations.

INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE

Income from investment in Capital Re reflected $15.2 million of equity income in 1998 ($14.8 million in 1997) from the Company's investment in Capital Re.

OUTLOOK

CORPORATE OUTLOOK. Minnesota Power's strategic objectives over the next five years are to achieve market leadership in each of its businesses; complete the transition to a multi-services company; grow considerably in size and profitability; and significantly enhance total shareholder return.

ELECTRIC SERVICES. The contribution from Electric Services is expected to remain stable as the industry continues to restructure. Electric Services intends to seek additional cost saving alternatives and efficiencies, and expand non-regulated services to maintain its contribution to net income.

In 1999 Electric Services announced plans to: (1) form an alliance with Great River Energy to combine power supply assets and customer loads for power pool operations; (2) construct in partnership with Wisconsin Public Service Corporation a 250-mile, 345-kilovolt transmission line from Wausau, Wisconsin, to Duluth, Minnesota; and (3) build a 90-MW natural gas-fired power plant near the city of Superior, Wisconsin. Rainy River entered into a 15-year, 275-MW power purchase agreement with a subsidiary of LS Power which is expected to begin in 2002. The Company's subsidiary, MP Telecom, which provides high capacity fiber optic communication services to businesses and communities across Minnesota and in Wisconsin is currently completing fiber routes that include the Minneapolis-St. Paul metro area, Rochester, Owatonna, Albert Lea and Winona, Minnesota. In 1999 MP Telecom received approval by the MPUC and PSCW to provide competitive local exchange carrier services in Minnesota and Wisconsin, respectively.

Annual taconite production in Minnesota was 43 million tons in 1999 (46 million tons in 1998; 47 million tons in 1997). Based on the Company's research of the taconite industry, Minnesota taconite production for 2000 is anticipated to be above the 1999 level. While taconite production is expected to continue at annual levels of over 40 million tons, the long-term future of this cyclical industry is less certain. Steel imports continue to depress steel prices and is the critical issue facing the American steel industry, which includes the taconite industry. (See Item 1. Business - Electric Services - Electric Sales.)

AUTOMOTIVE SERVICES. Vehicle sales within the auto auction industry are expected to rise at a rate of 6% to 8% annually. With the continued increased popularity of leasing and the high cost of new vehicles, the same vehicles may come to auction more than once. Automotive Services expects to participate in the industry's growth through selective acquisitions and expanded services. Two

                                                     Minnesota Power, Inc.    25
vehicle auction facilities are in the process of being built. One is located in Calgary, Alberta, and will have four lanes. The other one is located near Los Angeles, California, and will have eight lanes. A third vehicle auction facility in Concord, Massachusetts, is being remodeled and reopened. It will have five auction lanes. All three auction facilities are scheduled to open in 2000. ADESA and AFC continue to focus on growth in the volume of vehicles consigned and financed, increased ancillary services, and operating and technological efficiencies. Great Rigs plans to participate in growth of auction volume and work to enhance market share. Also see Item 1. Business - Automotive Services - Competition for a discussion of the Manheim/ADT merger.

WATER SERVICES. Florida Water will continue to position itself by selectively acquiring targeted water systems. The strategic emphasis at Heater is growth in North Carolina. Both Florida Water and Heater operate in states that are currently experiencing rapid population growth, which should contribute to customer growth. The Company anticipates 3% to 5% customer growth over the next two years. Water Services has been laying the groundwork for future growth in several new areas of the water business. These non-regulated subsidiaries have been marketing the Company's maintenance and water and wastewater management expertise to industrial and governmental customers promoting privatization of these services.

INVESTMENTS. The Company's objective is to maintain corporate liquidity. The Company plans to continue to concentrate in market-neutral investment strategies designed to provide stable and acceptable returns without sacrificing needed liquidity. The portfolio is hedged against market downturns. The Company believes its hedge strategy is a wise course in a volatile economic environment. Actual returns will be partially dependent on general market conditions. The Company's Real Estate Operations may, from time to time, acquire large residential community properties at low cost, add value and sell them at current market prices in order to continue a consistent earnings contribution from this business.

LIQUIDITY AND CAPITAL RESOURCES

A primary goal of the strategic plan is to improve cash flow from operations. Since 1997 cash from operating activities has increased 31% (up 19% from 1998 to 1999; up 10% from 1997 to 1998). Increased cash flow from operations has been accomplished due to operating results, better management of working capital throughout the Company and capital expenditure discipline. The Company's strategy includes growing the business both with expanded facilities and operations (see Capital Requirements) and through acquisitions.

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

AFC also uses proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement which expires at the end of 2002. At December 31, 1999 AFC had sold $296.8 million of finance receivables to the special purpose subsidiary ($202.9 million at December 31, 1998). Third party purchasers had purchased an undivided interest in finance receivables of $225 million from this subsidiary at December 31, 1999 ($170.0 million at December 31, 1998). Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold; a discount was not used due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $57.6 million at December 31, 1999 ($20.1 million at December 31,
1998). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Notes payable increased temporarily to finance Automotive Services cash requirements due to significant auction sales and financing growth. The Company also used notes payable and proceeds from the September 1998 issuance of Common Stock to fund the January 1999 purchase of PCUC. Florida Water purchased the assets of PCUC from ITT Industries, Inc. for $16.8 million plus

26    Minnesota Power, Inc.

$1,000 per new water connection for an eight-year period. The Company estimates the present value of these future water connections to be $5.1 million.

In April 1999 ADESA acquired Des Moines Auto Auction located in Des Moines, Iowa and in July 1999 ADESA Canada, Inc. purchased the Vancouver Auto Auction of New Westminster, British Columbia. The two transactions had a combined purchase price of $31.3 million. The Company funded these transactions with internally generated funds and notes payable that are expected to be replaced with long-term debt financing in 2000. ADESA plans to issue $25 million of Senior Unsecured Notes Due 2010 in early 2000. Proceeds will be used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities and for general corporate purposes.

In June 1999 Heater acquired the assets of Mid South of Sherills Ford, North Carolina for $9 million. The Company funded this transaction with internally generated funds and proceeds from a long-term revolving line of credit which were repaid in January 2000.

In June 1999 Cape Coral Holdings, Inc., a subsidiary of MP Real Estate, purchased, for $36.2 million, certain real estate properties located in Cape Coral, Florida, from subsidiaries of Avatar Holdings Inc. The Company funded this transaction with internally generated funds and proceeds from a long-term revolving line of credit.

Minnesota Power's electric utility first mortgage bonds and secured pollution control bonds are currently rated Baa1 by Moody's Investors Service and A by Standard and Poor's. The disclosure of these bond ratings is not a recommendation to buy, sell or hold the Company's securities.

In 1999 the Company paid out 110% (76% in 1998; 83% in 1997) of its per share earnings in dividends. Excluding the non-cash charge related to the Capital Re transaction, the Company paid out 72% of its per share earnings in dividends.

CAPITAL REQUIREMENTS

Consolidated capital expenditures totaled $99.7 million in 1999 ($80.8 million in 1998; $72.2 million in 1997). Expenditures in 1999 included $47.7 million for Electric Services, $23.8 million for Automotive Services, $26.9 million for Water Services, $0.9 million for Investments and $0.4 million for corporate purposes. Internally generated funds, funds from original issue equity securities and the issuance of long-term debt were the primary sources of funding these capital expenditures.

Capital expenditures are expected to be $111 million in 2000 and total about $360 million for 2001 through 2004. The 2000 amount includes $47 million for electric system component replacement and upgrades, telecommunication fiber and coal handling equipment; and $36 million for two new auctions currently under construction, expansions and on-going improvements at existing vehicle auction facilities, and associated computer systems; and $28 million to expand water and wastewater treatment facilities to accommodate customer growth, to meet environmental standards and for water conservation initiatives. The Company expects to use internally generated funds, and the issuance of long-term debt and equity securities to fund these capital expenditures.

MARKET RISK

The Company's securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies, with utilities being the largest industry sector. Investments held for an indeterminate period of time are classified as available-for-sale securities and also recorded at fair value. At December 31, 1999 available-for-sale securities consisted of 4.7 million shares of ACE Limited and securities in a grantor trust established to fund certain employee benefits.

In strategies designed to reduce market risks, the Company sells common stock short and enters into short sales of treasury futures contracts. Selling common stock short is intended to reduce market risks, and the stock sold short consists primarily of the stock of companies in similar industries. Treasury futures are used as a hedge to reduce interest rate risks associated with holding fixed dividend preferred stocks. Generally, treasury futures contracts mature in 90 days. (See Note 10.)

      December 31, 1999                                        Fair Value
      -----------------------------------------------------------------------
      Millions

        Trading Securities Portfolio                             $179.6
        Available-For-Sale Securities Portfolio                   $93.8
      -----------------------------------------------------------------------

The Company is also subject to interest rate risk through outstanding debt. The majority of the Company's long-term debt is fixed-rate. (See Note 12.) Short-term debt consists primarily of commercial paper. (See Note 4.)

In December 1998 Florida Water entered into a ten-year interest rate swap agreement with a notional amount of $35.1 million. Under the agreement, Florida Water makes quarterly payments at a variable interest rate based upon The Bond Market Association Municipal Swap Index weekly floating average plus 58 basis points (4.7% at December 31, 1999 and 3.4% at December 31, 1998)

                                                     Minnesota Power, Inc.    27
and receives payments based on a fixed rate of 4.79%. The agreement is subject to market risk due to interest rate fluctuations, and the fair value of the agreement was $(2.3) million at December 31, 1999.

NEW ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item. The Company currently believes it has only a limited amount of derivative activity and adoption of SFAS 133 is not expected to have a material impact on the Company's financial position and results of operations.

YEAR 2000

In the ordinary course of business over the last six years, the Company has replaced major business and operating computer systems. These systems required minimal remediation efforts because of their recent implementation. Formal Year 2000 readiness plans were established in March 1998. Since that time, the Company has incurred $4.7 million in expenses primarily for labor associated with inventory, evaluation and remediation efforts. The Company estimates it will spend approximately $0.3 million during the year 2000 for remediation of systems not critical to daily operations. Funds to address Year 2000 issues have been provided for in the Company's existing budgets. These costs included the assignment of existing personnel to Year 2000 projects, maintenance and repair expenses, and capitalized improvements. No critical projects were deferred because of Year 2000 issues. The Company has not experienced any service disruptions due to Year 2000 issues.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company's consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and supplementary data, herein, which are indexed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

28    Minnesota Power, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for this Item is incorporated by reference herein and will be set forth under the "Election of Directors" section in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's 1999 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management" section in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference herein from the "Compensation Committee Interlocks and Insider Participation" section in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                                     Minnesota Power, Inc.    29

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Certain Documents Filed as Part of this Form 10-K.

                                                                         Pages

    (1) Financial Statements
          Minnesota Power
          Report of Independent Accountants                               36
          Consolidated Balance Sheet at December 31, 1999 and 1998        37
          For the Three Years Ended December 31, 1999
              Consolidated Statement of Income                            38
              Consolidated Statement of Cash Flows                        39
              Consolidated Statement of Stockholders' Equity              40
          Notes to Consolidated Financial Statements                     41-57

    (2) Financial Statement Schedules
          Report of Independent Accountants on Financial
           Statement Schedule                                             58
          Schedule II - Minnesota Power Valuation and
           Qualifying Accounts and Reserves                               58

All other schedules have been omitted either because the information is not required to be reported by the Company or because the information is included in the consolidated financial statements or the notes thereto.

    (3) Exhibits including those incorporated by reference


                       ----------------------------

Exhibit
Number

      *2 - Agreement  and  Plan  of  Merger  by and  among  the  Company,  AC
           Acquisition Sub, Inc., ADESA Corporation and Certain ADESA Management Shareholders dated February 23, 1995 (filed as Exhibit 2 to the March 3, 1995 Form 8-K, File No. 1-3548).

  *3(a)1 - Articles of Incorporation,  amended and restated as of May 27, 1998
           (filed  as  Exhibit  4(a) to the  June 3,  1998  Form  8-K,  File No.
           1-3548).

  *3(a)2 - Certificate Fixing Terms of Serial Preferred Stock A, $7.125 Series
           (filed as Exhibit 3(a)2, File No. 33-50143).

  *3(a)3 - Certificate Fixing Terms of Serial Preferred Stock A, $6.70 Series
           (filed as Exhibit 3(a)3, File No. 33-50143).

   *3(b) - Bylaws, as amended effective May 27, 1998 (filed as Exhibit 4(b), to the June 3, 1998 Form 8-K, File No. 1-3548).

  *4(a)1 - Mortgage and Deed of Trust, dated as of September 1, 1945, between the Company and Irving Trust Company (now The Bank of New York) and Richard H. West (Douglas J. MacInnes, successor), Trustees (filed as
           Exhibit 7(c), File No. 2-5865).

30    Minnesota Power, Inc.

Exhibit
Number

 *4(a)2  - Supplemental Indentures to Minnesota Power's Mortgage and Deed of
           Trust:

           Number         Dated as of         Reference File            Exhibit
           -----------    -----------------   -----------------------   -------
           First          March 1, 1949       2-7826                    7(b)
           Second         July 1, 1951        2-9036                    7(c)
           Third          March 1, 1957       2-13075                   2(c)
           Fourth         January 1, 1968     2-27794                   2(c)
           Fifth          April 1, 1971       2-39537                   2(c)
           Sixth          August 1, 1975      2-54116                   2(c)
           Seventh        September 1, 1976   2-57014                   2(c)
           Eighth         September 1, 1977   2-59690                   2(c)
           Ninth          April 1, 1978       2-60866                   2(c)
           Tenth          August 1, 1978      2-62852                   2(d)2
           Eleventh       December 1, 1982    2-56649                   4(a)3
           Twelfth        April 1, 1987       33-30224                  4(a)3
           Thirteenth     March 1, 1992       33-47438                  4(b)
           Fourteenth     June 1, 1992        33-55240                  4(b)
           Fifteenth      July 1, 1992        33-55240                  4(c)
           Sixteenth      July 1, 1992        33-55240                  4(d)
           Seventeenth    February 1, 1993    33-50143                  4(b)
           Eighteenth     July 1, 1993        33-50143                  4(c)
           Nineteenth     February 1, 1997    1-3548 (1996 Form 10-K)   4(a)3
           Twentieth      November 1, 1997    1-3548 (1997 Form 10-K)   4(a)3

  *4(b)1 - Mortgage and Deed of Trust,  dated as of March 1, 1943, between
           Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U. S. Bank Trust N.A., as Trustee (filed as Exhibit 7(c), File No. 2-8668).

 *4(b)2  - Supplemental Indentures to Superior Water, Light and Power Company's
           Mortgage and Deed of Trust:

           Number         Dated as of         Reference File            Exhibit
           -----------    -----------------   -----------------------   -------
           First          March 1, 1951       2-59690                   2(d)(1)
           Second         March 1, 1962       2-27794                   2(d)1
           Third          July 1, 1976        2-57478                   2(e)1
           Fourth         March 1, 1985       2-78641                   4(b)
           Fifth          December 1, 1992    1-3548 (1992 Form 10-K)   4(b)1
           Sixth          March 24, 1994      1-3548 (1996 Form 10-K)   4(b)1
           Seventh        November 1, 1994    1-3548 (1996 Form 10-K)   4(b)2
           Eighth         January 1, 1997     1-3548 (1996 Form 10-K)   4(b)3

 *4(c)1  - Indenture,  dated as of March 1, 1993, between Southern States
           Utilities, Inc. (now Florida Water Services Corporation) and Nationsbank of Georgia, National Association (now SunTrust Bank, Central Florida, N.A.), as Trustee (filed as Exhibit 4(d) to the 1992 Form 10-K, File No. 1-3548).

 *4(c)2  - Supplemental Indentures to Florida Water Services Corporation's
           Indenture:

           Number         Dated as of         Reference File            Exhibit
           -----------    -----------------   -----------------------   -------
           First          March 1, 1993       1-3548 (1996 Form 10-K)   4(c)1
           Second         March 31, 1997      1-3548 (March 31, 1997
                                                      Form 10-Q)        4
           Third          May 28, 1997        1-3548 (June 30, 1997
                                                      Form 10-Q)        4

  *4(d) - Amended and Restated Trust Agreement, dated as of March 1, 1996, relating to MP&L Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company, as Depositor, and The Bank of New York, The Bank of New York (Delaware), Philip R. Halverson, David G. Gartzke and James K. Vizanko, as Trustees (filed as Exhibit 4(a) to the March 31, 1996 Form 10-Q, File No. 1-3548), as modified by Amendment No. 1, dated April 11, 1996 (filed as Exhibit 4(b) to the March 31, 1996 Form 10-Q, File No. 1-3548).

                                                     Minnesota Power, Inc.    31

Exhibit
Number

   *4(e) - Indenture,  dated as of March 1, 1996,  relating to the  Company's
           8.05% Junior Subordinated Debentures, Series A, Due 2015, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4(c) to the March 31, 1996 Form 10-Q, File No. 1-3548).

   *4(f) - Guarantee  Agreement,  dated as of March 1, 1996,  relating to MP&L
           Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company, as Guarantor, and The Bank of New York, as Trustee (filed as Exhibit 4(d) to the March 31, 1996 Form 10-Q, File No. 1-3548).

   *4(g) - Agreement  as to Expenses  and  Liabilities,  dated as of March 20,
           1996, relating to MP&L Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company and MP&L Capital I (filed as Exhibit 4(e) to the March 31, 1996 Form 10-Q, File No. 1-3548).

   *4(h) - Officer's Certificate, dated March 20, 1996, establishing the terms of the 8.05% Junior Subordinated Debentures, Series A, Due 2015 issued in connection with the 8.05% Cumulative Quarterly Income Preferred Securities of MP&L Capital I (filed as Exhibit 4(i) to the 1996 Form 10-K, File No. 1-3548).

   *4(i) - Rights Agreement dated as of July 24, 1996, between the Company and the Corporate Secretary of the Company, as Rights Agent (filed as
           Exhibit 4 to the August 2, 1996 Form 8-K, File No. 1-3548).

   *4(j) - Indenture,  dated  as of May  15,  1996,  relating  to  the  ADESA
           Corporation's 7.70% Senior Notes, Series A, Due 2006, between ADESA Corporation and The Bank of New York, as Trustee (filed as Exhibit 4(k) to the 1996 Form 10-K, File No. 1-3548).

   *4(k) - Guarantee of the Company, dated as of May 30, 1996, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006 (filed as
           Exhibit 4(l) to the 1996 Form 10-K, File No. 1-3548).

   *4(l) - ADESA Corporation Officer's Certificate 1-D-1, dated May 30, 1996, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006 (filed as Exhibit 4(m) to the 1996 Form 10-K, File No. 1-3548).

  *10(a) - Asset  Holdings III, L.P.  Note Purchase  Agreement,  dated as of
           November 22, 1994 (filed as Exhibit 10(i) to the 1995 Form 10-K, File No. 1-3548).

  *10(b) - Lease and Development Agreement, dated as of November 28, 1994 between Asset Holdings III, L.P., as Lessor and A.D.E. of Knoxville, Inc., as Lessee (filed as Exhibit 10(j) to the 1995 Form 10-K, File No. 1-3548).

  *10(c) - Lease and  Development  Agreement,  dated as of  November  28,  1994 between Asset Holdings III, L.P., as Lessor and ADESA-Charlotte, Inc., as Lessee (filed as Exhibit 10(k) to the 1995 Form 10-K, File No. 1-3548).

  *10(d) - Lease and Development Agreement, dated as of December 21, 1994 between Asset Holdings III, L.P., as Lessor and Auto Dealers Exchange of Concord, Inc., as Lessee (filed as Exhibit 10(l) to the 1995 Form 10-K, File No. 1-3548).

  *10(e) - Guaranty and Purchase  Option  Agreement  between Asset Holdings III,
           L.P. and ADESA  Corporation,  dated as of November 28, 1994 (filed as
           Exhibit 10(m) to the 1995 Form 10-K, File No. 1-3548).

*10(f)1  - Receivables Purchase Agreement dated as of December 31, 1996, among
           AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as
           Purchaser,  and Nesbitt  Burns  Securities  Inc.,  as Agent (filed as
           Exhibit 10(f) to the 1996 Form 10-K, File No. 1-3548).

 *10(f)2 - Amendments to Receivables Purchase Agreement:

           Number       Dated as of         Reference File               Exhibit
           -----------  -----------------   -----------------------      -------
           First        February 28, 1997   1-3548 (1996 Form 10-K)      10(g)
           Second       August 15, 1997     1-3548 (September 30, 1997
                                                    Form 10-Q)           10
           Third        October 30, 1998    1-3548 (September 30, 1999
                                                    Form 10-Q)           10(a)
           Fourth       September 22, 1999  1-3548 (September 30, 1999
                                                     Form 10-Q)          10(b)

 *10(g)  - Purchase and Sale Agreement dated as of December 31, 1996,  between
           AFC Funding  Corporation and Automotive Finance Corporation (filed as
           Exhibit 10(h) to the 1996 Form 10-K, File No. 1-3548).

 *10(h)  - Power  Purchase and Sale  Agreement  between the Company and Square
           Butte  Electric  Cooperative,  dated  as of May 29,  1998  (filed  as
           Exhibit 10 to the June 30, 1998 Form 10-Q, File No. 1-3548).

32    Minnesota Power, Inc.

Exhibit
Number

+*10(i)  - Minnesota Power Executive Annual Incentive Plan, effective January 1,
           1996 (filed as Exhibit 10(a) to the 1995 Form 10-K, File No. 1-3548).

+*10(j)  - Minnesota  Power and Affiliated  Companies  Supplemental  Executive
           Retirement Plan, as amended and restated, effective August 1, 1994 (filed as Exhibit 10(b) to the 1995 Form 10-K, File No. 1-3548).

+*10(k)  - Executive Investment Plan-I, as amended and restated,  effective
           November 1, 1988 (filed as Exhibit 10(c) to the 1988 Form 10-K, File No. 1-3548).

+*10(l)  - Executive  Investment  Plan-II,  as amended and restated,  effective
           November 1, 1988 (filed as Exhibit 10(d) to the 1988 Form 10-K, File No. 1-3548).

+*10(m)  - Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to the 1988 Form 10-K, File No. 1-3548).

+*10(n)  - Minnesota Power Executive  Long-Term Incentive  Compensation Plan,
           effective January 1, 1996 (filed as Exhibit 10(a) to the June 30, 1996 Form 10-Q, File No. 1-3548).

+*10(o)  - Minnesota Power Director Stock Plan,  effective January 1, 1995
           (filed as Exhibit 10 to the March 31, 1995 Form 10-Q, File No.
           1-3548).

+*10(p)  - Minnesota Power Director Long-Term Stock Incentive Plan,  effective
           January 1, 1996 (filed as Exhibit 10(b) to the June 30, 1996 Form 10-Q, File No. 1-3548).

     12  - Computation of Ratios of Earnings to Fixed Charges and  Supplemental
           Ratios of Earnings to Fixed Charges. (Included as page 59 of this document.)

    *21  - Subsidiaries of the Registrant (reference is made to the Company's
           Form U-3A-2 for the year ended December 31, 1999, File No. 69-78).

  23(a)  - Consent of Independent Accountants.

  23(b)  - Consent of General Counsel.

  27(a)  - Financial Data Schedule for the year ended December 31, 1999.

  27(b)  - Restated Financial Data Schedule for the year ended December 31,
           1998.
-------------------------------
* Incorporated herein by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K.

    Report on Form 8-K dated and filed October 20, 1999 with respect to Item 5.
     Other Events.
    Report on Form 8-K dated and filed December 16, 1999 with respect to Item 5.
     Other Events.
    Report on Form 8-K dated and filed December 30, 1999 with respect to Item 5.
     Other Events.

                                                     Minnesota Power, Inc.    33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Minnesota Power, Inc.



Dated: February 7, 2000                         By       Edwin L. Russell
                                                   ----------------------------
                                                         Edwin L. Russell
                                                     Chairman, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                          Date

    Edwin L. Russell           Chairman, President,            February 7, 2000
-------------------------    Chief Executive Officer
    Edwin L. Russell              and Director

    David G. Gartzke       Senior Vice President - Finance     February 7, 2000
-------------------------    and Chief Financial Officer
    David G. Gartzke

    Mark A. Schober                Controller                  February 7, 2000
------------------------
    Mark A. Schober

    Kathleen A. Brekken             Director                   February 7, 2000
-------------------------
    Kathleen A. Brekken

    Merrill K. Cragun               Director                   February 7, 2000
-------------------------
    Merrill K. Cragun

    Dennis E. Evans                 Director                   February 7, 2000
-------------------------
    Dennis E. Evans

    Peter J. Johnson                Director                   February 7, 2000
-------------------------
    Peter J. Johnson

    George L. Mayer                 Director                   February 7, 2000
-------------------------
    George L. Mayer

    Jack I. Rajala                  Director                   February 7, 2000
-------------------------
    Jack I. Rajala

    Arend J. Sandbulte              Director                   February 7, 2000
-------------------------
    Arend J. Sandbulte

    Nick Smith                      Director                   February 7, 2000
-------------------------
    Nick Smith

    Bruce W. Stender                Director                   February 7, 2000
-------------------------
    Bruce W. Stender

    Donald C. Wegmiller             Director                   February 7, 2000
-------------------------
    Donald C. Wegmiller


34    Minnesota Power, Inc.

                        Consolidated Financial Statements

               For the Years Ended December 31, 1999, 1998 and 1997

                                      with

                        Report of Independent Accountants

                                       and

                              Report of Management




                                                     Minnesota Power, Inc.    35

REPORTS

INDEPENDENT ACCOUNTANTS                                               [LOGO]

To the Shareholders and
Board of Directors of Minnesota Power

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Minnesota Power and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 17, 2000



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


Edwin L. Russell                                       David G. Gartzke

Edwin L. Russell                                       David G. Gartzke
Chairman, President and Chief Executive Officer        Chief Financial Officer

36    Minnesota Power, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

MINNESOTA POWER CONSOLIDATED BALANCE SHEET

December 31                                            1999             1998
--------------------------------------------------------------------------------
Millions

Assets
Current Assets
   Cash and Cash Equivalents                        $  101.5         $   89.4
   Trading Securities                                  179.6            169.9
   Accounts Receivable                                 176.4            156.1
   Inventories                                          24.2             24.0
   Prepayments and Other                                82.8             48.1
                                                    --------         --------
      Total Current Assets                             564.5            487.5
Property, Plant and Equipment                        1,258.8          1,178.9
Investments                                            197.2            263.5
Goodwill                                               181.0            169.8
Other Assets                                           111.1            109.2
                                                    --------         --------
Total Assets                                        $2,312.6         $2,208.9
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
   Accounts Payable                                 $  124.7         $  123.3
   Accrued Taxes, Interest and Dividends                79.4             62.9
   Notes Payable and Long-Term Debt Due
    Within One Year                                    105.6             90.0
   Other                                                88.6             69.8
                                                    --------         --------
      Total Current Liabilities                        398.3            346.0
Long-Term Debt                                         712.8            672.2
Accumulated Deferred Income Taxes                      139.9            153.4
Other Liabilities                                      149.3            145.2
Commitments and Contingencies
                                                    --------         --------
      Total Liabilities                              1,400.3          1,316.8
                                                    --------         --------
 Company Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary MP&L
   Capital I Which Holds Solely Company Junior
   Subordinated Debentures                              75.0             75.0
Redeemable Serial Preferred Stock                       20.0             20.0
Stockholders' Equity
Cumulative Preferred Stock                              11.5             11.5
Common Stock Without Par Value, 130.0
   Shares Authorized 73.5 and 72.3
   Shares Outstanding                                  552.0            529.0
Unearned ESOP Shares                                   (59.2)           (62.5)
Accumulated Other Comprehensive Income                   2.4              1.5
Retained Earnings                                      310.6            317.6
                                                    --------         --------
      Total Stockholders' Equity                       817.3            797.1
                                                    --------         --------
Total Liabilities and Stockholders' Equity          $2,312.6         $2,208.9
--------------------------------------------------------------------------------
                The accompanying notes are an integral part of these statements.

                                                     Minnesota Power, Inc.    37

MINNESOTA POWER CONSOLIDATED STATEMENT OF INCOME

For the Year Ended December 31                    1999        1998       1997
--------------------------------------------------------------------------------
Millions except per share amounts

Operating Revenue
   Electric Services                           $   554.5   $   559.8    $541.9
   Automotive Services                             406.6       328.4     255.5
   Water Services                                  112.9        95.6      95.5
   Investments                                      57.8        55.5      60.7
                                               ---------   ---------    ------
      Total Operating Revenue                    1,131.8     1,039.3     953.6
                                               ---------   ---------    ------
Operating Expenses
   Fuel and Purchased Power                        200.2       205.7     194.1
   Operations                                      705.9       635.4     579.9
   Interest Expense                                 59.5        64.9      64.2
                                               ---------   ---------    ------
      Total Operating Expenses                     965.6       906.0     838.2
                                               ---------   ---------    ------
Operating Income before Capital Re                 166.2       133.3     115.4

Income (Loss) from Investment in Capital Re        (34.5)       15.2      14.8
                                               ---------   ---------    ------
Operating Income                                   131.7       148.5     130.2

Distributions on Redeemable Preferred
 Securities of Subsidiary                            6.0         6.0       6.0

Income Tax Expense                                  57.7        54.0      46.6
                                               ---------   ---------    ------
Net Income                                          68.0        88.5      77.6

Dividends on Preferred Stock                         2.0         2.0       2.0
                                               ---------   ---------    ------
Earnings Available for Common Stock            $    66.0   $    86.5    $ 75.6
                                               ---------   ---------    ------
Average Shares of Common Stock                      68.4        64.0      61.2

Basic and Diluted
   Earnings Per Share of Common Stock              $0.97       $1.35     $1.24

Dividends Per Share of Common Stock                $1.07       $1.02     $1.02
--------------------------------------------------------------------------------
                The accompanying notes are an integral part of these statements.

38    Minnesota Power, Inc.

MINNESOTA POWER CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31                     1999       1998        1997
--------------------------------------------------------------------------------
Millions

Operating Activities
   Net Income                                    $  68.0     $ 88.5     $  77.6
   Loss (Income) From Investment in Capital Re
      - Net of Dividends Received                   34.5      (14.1)      (13.9)
   Depreciation and Amortization                    76.9       75.0        70.8
   Deferred Income Taxes                           (12.8)       1.1         2.0
   Pre-Tax (Gain) Loss on Sale of Property             -       (0.6)      (14.0)
   Changes In Operating Assets and Liabilities
      - Net of the Effects of Acquisitions
         Trading Securities                         16.1      (46.4)      (36.7)
         Accounts Receivable                       (20.3)      (9.7)       20.0
         Inventories                                (0.2)       1.0        (1.8)
         Accounts Payable                            1.4       26.4        20.9
         Other Current Assets and Liabilities        0.3        5.1        (5.0)
   Other - Net                                       9.9       20.0        12.5
                                                 -------     ------     -------
         Cash From Operating Activities            173.8      146.3       132.4
                                                 -------     ------     -------
Investing Activities
   Proceeds From Sale of Investments                67.6       35.2        47.7
   Proceeds From Sale of Property                      -        1.4        19.4
   Additions to Investments                        (27.5)     (33.1)      (42.5)
   Additions to Property, Plant and Equipment      (99.7)     (80.8)      (72.2)
   Acquisitions - Net of Cash Acquired             (93.6)     (23.8)       (2.4)
   Other - Net                                     (16.9)       2.3        17.5
                                                 -------     ------     -------
         Cash For Investing Activities            (170.1)     (98.8)      (32.5)
                                                 -------     ------     -------
Financing Activities
   Issuance of Long-Term Debt                       51.5        2.0       176.7
   Issuance of Common Stock                         21.8      111.0        19.7
   Changes in Notes Payable - Net                   15.5      (48.1)      (27.2)
   Reductions of Long-Term Debt                     (9.9)     (10.0)     (187.8)
   Dividends on Preferred and Common Stock         (75.0)     (67.0)      (64.5)
                                                 -------     ------     -------
         Cash From (For) Financing Activities        3.9      (12.1)      (83.1)
                                                 -------     ------     -------
Effect of Exchange Rate Changes on Cash              4.5       (3.9)       (1.7)
                                                 -------     ------     -------
Change in Cash and Cash Equivalents                 12.1       31.5        15.1
                                                 -------     ------     -------
Cash and Cash Equivalents at Beginning of
  Period                                            89.4       57.9        42.8
                                                 -------     ------     -------
Cash and Cash Equivalents at End of Period       $ 101.5     $ 89.4     $  57.9
                                                 -------     ------     -------
Supplemental Cash Flow Information
   Cash Paid During the Period For
      Interest - Net of Capitalized                $61.3      $63.0       $66.2
      Income Taxes                                 $60.3      $54.4       $31.3
--------------------------------------------------------------------------------
                The accompanying notes are an integral part of these statements.

                                                     Minnesota Power, Inc.    39

MINNESOTA POWER CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Accumulated
                                                  Total                      Other       Unearned                Cumulative
                                              Stockholders'  Retained    Comprehensive     ESOP        Common     Preferred
                                                 Equity      Earnings       Income        Shares        Stock       Stock
-----------------------------------------------------------------------------------------------------------------------------
Millions
Balance at December 31, 1996                     $622.3      $283.0          $2.7        $(69.1)       $394.2       $11.5

Comprehensive Income
   Net Income                                      77.6        77.6
   Other Comprehensive Income - Net of Tax
      Unrealized Gains on Securities - Net          2.8                       2.8
      Foreign Currency Translation
       Adjustments                                 (1.7)                     (1.7)
                                                 ------
         Total Comprehensive Income                78.7

Common Stock Issued - Net                          21.8                                                  21.8

Dividends Declared                                (64.5)      (64.5)

ESOP Shares Earned                                  3.2                                     3.2
                                                 ------      ------          ----        ------        ------       -----
Balance at December 31, 1997                      661.5       296.1           3.8         (65.9)        416.0        11.5

Comprehensive Income
   Net Income                                      88.5        88.5
   Other Comprehensive Income - Net of Tax
      Unrealized Gains on Securities - Net          1.6                       1.6
      Foreign Currency Translation Adjustments     (3.9)                     (3.9)
                                                 ------
         Total Comprehensive Income                86.2

Common Stock Issued - Net                         113.0                                                 113.0

Dividends Declared                                (67.0)      (67.0)

ESOP Shares Earned                                  3.4                                     3.4
                                                 ------      ------          ----        ------        ------       -----
Balance at December 31, 1998                      797.1       317.6           1.5         (62.5)        529.0        11.5

Comprehensive Income
   Net Income                                      68.0        68.0
   Other Comprehensive Income - Net of Tax
      Unrealized Losses on Securities - Net        (3.6)                     (3.6)
      Foreign Currency Translation Adjustments      4.5                       4.5
                                                 ------
         Total Comprehensive Income                68.9

Common Stock Issued - Net                          23.0                                                  23.0

Dividends Declared                                (75.0)      (75.0)

ESOP Shares Earned                                  3.3                                     3.3
                                                 ------      ------          ----        ------        ------       -----
Balance at December 31, 1999                     $817.3      $310.6          $2.4        $(59.2)       $552.0       $11.5
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

40    Minnesota Power, Inc.

NOTES TO FINANCIAL STATEMENTS

1. BUSINESS SEGMENTS

Millions

                                                               Electric    Automotive      Water                  Corporate
For the Year Ended December 31                Consolidated     Services     Services     Services  Investments     Charges
-----------------------------------------------------------------------------------------------------------------------------
1999
Operating Revenue                               $1,131.8        $554.5       $406.6<F1>   $112.9     $  58.2       $ (0.4)
Operation and Other Expense                        829.2         412.6        308.7         69.8        23.7<F3>     14.4
Depreciation and Amortization                       76.9          45.2         17.7         13.5         0.2          0.3
Interest Expense                                    59.5          21.2         10.9         10.0         0.4         17.0
                                                --------        ------       ------       ------     -------       ------
Operating Income (Loss) Before Capital Re          166.2          75.5         69.3         19.6        33.9        (32.1)
Loss from Investment in Capital Re                 (34.5)            -            -            -       (34.5)           -
                                                --------        ------       ------       ------     -------       ------
Operating Income (Loss)                            131.7          75.5         69.3         19.6        (0.6)       (32.1)
Distributions on Redeemable
  Preferred Securities of Subsidiary                 6.0           1.7            -            -           -          4.3
Income Tax Expense (Benefit)                        57.7          28.8         29.4          7.4         8.8        (16.7)
                                                --------        ------       ------       ------     -------       ------
Net Income (Loss)                               $   68.0        $ 45.0       $ 39.9       $ 12.2     $  (9.4)      $(19.7)
                                                --------        ------       ------       ------     -------       ------
Total Assets                                    $2,312.6        $995.7       $664.8<F2>   $314.8     $ 336.9         $0.4
Property, Plant and Equipment                   $1,258.8        $770.0       $234.0       $254.8           -            -
Accumulated Depreciation and Amortization         $879.7        $629.7        $57.4       $190.7        $1.9            -
Capital Expenditures                               $99.7         $47.7        $23.8        $26.9        $0.9         $0.4
-----------------------------------------------------------------------------------------------------------------------------
1998
Operating Revenue                               $1,039.3        $559.8       $328.4<F1>   $ 95.6     $  55.8       $ (0.3)
Operation and Other Expense                        766.1         411.3        256.1         61.0        22.5<F3>     15.2
Depreciation and Amortization                       75.0          47.1         15.7         11.8         0.1          0.3
Interest Expense                                    64.9          22.1          9.7         10.3           -         22.8
                                                --------        ------       ------       ------     -------       ------
Operating Income (Loss) Before Capital Re          133.3          79.3         46.9         12.5        33.2        (38.6)
Income from Investment in Capital Re                15.2             -            -            -        15.2            -
                                                --------        ------       ------       ------     -------       ------
Operating Income (Loss)                            148.5          79.3         46.9         12.5        48.4        (38.6)
Distributions on Redeemable
  Preferred Securities of Subsidiary                 6.0           1.7            -            -           -          4.3
Income Tax Expense (Benefit)                        54.0          30.2         21.4          5.0        18.8        (21.4)
                                                --------        ------       ------       ------     -------       ------
Net Income (Loss)                               $   88.5        $ 47.4       $ 25.5       $  7.5     $  29.6       $(21.5)
                                                --------        ------       ------       ------     -------       ------
Total Assets                                    $2,208.9        $998.6       $529.3<F2>   $269.1      $411.6         $0.3
Property, Plant and Equipment                   $1,178.9        $770.2       $186.2       $222.5           -            -
Accumulated Depreciation and Amortization         $775.6        $596.1        $42.7       $135.2        $1.6            -
Capital Expenditures                               $80.8         $36.1        $22.0        $21.8        $0.1         $0.8
-----------------------------------------------------------------------------------------------------------------------------
1997
Operating Revenue                               $  953.6        $541.9       $255.5<F1>   $ 95.5     $  60.9       $ (0.2)
Operation and Other Expense                        703.2         403.7        203.2         60.6        24.0<F3>     11.7
Depreciation and Amortization                       70.8          45.2         14.0         11.2         0.1          0.3
Interest Expense                                    64.2          21.3          9.9         11.0         0.8         21.2
                                                --------        ------       ------       ------     -------       ------
Operating Income (Loss) Before Capital Re          115.4          71.7         28.4         12.7        36.0        (33.4)
Income from Investments in Captital Re              14.8             -            -            -        14.8            -
                                                --------        ------       ------       ------     -------       ------
Operating Income (Loss)                            130.2          71.7         28.4         12.7        50.8        (33.4)
Distributions on Redeemable
  Preferred Securities of Subsidiary                 6.0           1.6            -            -           -          4.4
Income Tax Expense (Benefit)                        46.6          27.0         14.4          4.5        18.7        (18.0)
                                                --------        ------       ------       ------     -------       ------
Net Income (Loss)                               $   77.6        $ 43.1       $ 14.0       $  8.2     $  32.1       $(19.8)
                                                --------        ------       ------       ------     -------       ------
Total Assets                                    $2,086.3        $972.5       $474.7<F2>   $283.5     $ 354.9         $0.7
Property, Plant and Equipment                   $1,170.2        $782.1       $167.1       $221.0           -            -
Accumulated Depreciation and Amortization         $713.2        $562.1       $122.9        $26.9        $1.3            -
Capital Expenditures                               $72.2         $34.6        $22.2        $11.2        $0.2         $4.0
-----------------------------------------------------------------------------------------------------------------------------

<F1> Included $56.8 million of Canadian operating revenue in 1999 ($36.2 million in 1998;  $25.1 million in 1997).
<F2> Included $119.3 million of Canadian assets in 1999  ($60.9 million in 1998
     $44.3  million in 1997).
<F3> Included  $1.8 million of minority  interest in 1999 ($2.0 million in 1998;
     $2.3  million in 1997).

                                                     Minnesota Power, Inc.    41

2. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

BUSINESS SEGMENTS. Minnesota Power is a multi-services company that has operations in four principal business segments. The Electric Services,
Automotive Services and Water Services segments were determined based on products and services provided. The Investment segment was determined based on short-term corporate liquidity needs and the need to provide financial flexibility to pursue strategic initiatives in the other business segments. The Company measures performance of its operations through careful budgeting and monitoring of contributions by business segment to consolidated net income. Corporate charges consist of expenses incurred by the Company's corporate headquarters and interest and preferred stock expense not specifically identifiable to a business segment. Management's policy is to not allocate these expenses to business segments.

ELECTRIC SERVICES. Electric Services generate, transmit, distribute and market electricity. Native load electric service is provided to 140,000 customers in northeastern Minnesota and northwestern Wisconsin. Large Power Customers, which include five taconite producers, four paper and pulp mills, and two pipeline companies, purchase about half of the electricity the Company sells under all-requirements contracts with expiration dates extending from May 2001 through December 2008. (See Item 1 - Electric Services- Large Power Customers in this Form 10-K.) MPEX, a division of Minnesota Power, markets power across the Midwest and Canada. BNI Coal, a wholly owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. Square Butte supplies approximately 71% (322 MW) of its output to Minnesota Power under a long-term contract. (See Note 5.)

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

AUTOMOTIVE SERVICES. Automotive Services include wholly owned subsidiaries operating as integral parts of the vehicle redistribution business: ADESA, a network of vehicle auctions; AFC, a finance company; Great Rigs, an auto transport company; PAR, a vehicle remarketing company; and AutoVIN, a provider of field information services to the automotive industry. ADESA is the second largest vehicle auction network in North America.

ADESA owns and operates 29 vehicle auctions in the United States and Canada through which used cars and other vehicles are purchased and sold by franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. AFC provides inventory financing for wholesale and retail automobile dealers who purchase vehicles at ADESA auctions, independent auctions and other auction chains. AFC has 84 loan production offices located across the United States and Canada. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC. Great Rigs is one of the nation's largest used automobile transport companies with 150 automotive carriers. It offers customers pick up and delivery service through 13 strategically located transportation hubs in the United States. PAR provides customized remarketing services, including transporting and liquidating off-lease vehicles, to various businesses with fleet operations. AutoVIN provides professional field information services to the automotive industry, including vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspection. ADESA, Great Rigs, PAR and AutoVIN recognize revenue when services are performed. AFC revenue is comprised of gains on sales of receivables, and interest, fee and servicer income. As is customary for finance companies, AFC revenue is reported net of interest expense of $2.0 million in 1999 ($1.8 million in 1998; $1.5 million in 1997). AFC generally sells its United States dollar denomination financed receivables through a private securitization structure. Gains and losses on such sales are generally recognized at the time of settlement based on the difference between the sales proceeds and the allocated basis of the finance receivables sold, adjusted for transaction fees and residual interest retained. AFC also retains the right to service receivables sold through the securitization and receives a fee for doing so.

WATER SERVICES. Water Services include several wholly owned subsidiaries of the Company. Florida Water is the largest investor owned supplier of water and wastewater utility services in Florida. Heater is the largest investor owned water utility in North Carolina. Heater also provides wastewater services in North Carolina. In total, 184,000 water and 72,000 wastewater treatment customers are served. Water and wastewater rates are under the jurisdiction of various state and county regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for services provided but not billed. Instrumentation Services, Inc. and

42    Minnesota Power, Inc.

Vibration Correction Services, Inc. provide predictive and preventive maintenance services to water utility companies and other industrial operations in the United States. Americas' Water offers contract management, operations and maintenance services to governments and industries.

INVESTMENTS. The Company's securities portfolio is intended to provide stable earnings and liquidity. Proceeds from the securities portfolio are available for reinvestment in existing businesses, to fund strategic initiatives and for other corporate purposes. Investments also include intermediate-term investments in venture capital funds that invest in developing utility technologies. The Company's Real Estate Operations include Cape Coral Holdings, Inc. and an 80% ownership in Lehigh, a Florida company which through its subsidiaries owns real estate in Florida. Real estate revenue is recognized on the accrual basis.

DEPRECIATION. Property, plant and equipment are recorded at original cost, and are reported on the balance sheet net of accumulated depreciation and contributions in aid of construction. Expenditures for additions and significant replacements and improvements are capitalized; maintenance and repair costs are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, gains or losses are recognized in revenue. When utility property, plant and equipment are retired or otherwise disposed of, no gain or loss is recognized. Contributions in aid of construction relate to utility assets, and are amortized over the estimated life of the associated asset. This amortization reduces depreciation expense. Contributions in aid of construction relate to water assets and amounted to $189.6million in 1999 ($108.2 million in 1998).

Depreciation is computed using the estimated useful lives of the various classes of plant. In 1999 average depreciation rates for the electric, automotive and water services segments were 3.3%, 3.9% and 2.2%, respectively (3.5%, 4.1% and 2.6%, respectively, in 1998; 3.4%, 4.1% and 2.7%, respectively, in 1997).

ACCOUNTS RECEIVABLE. Accounts receivable is reported on the balance sheet net of an allowance for doubtful accounts. The allowance is based on management's evaluation of the receivable portfolio under current conditions, the size of the portfolio, overall portfolio quality, review of specific problems and such other factors which in management's judgment deserve recognition in estimating losses.

AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300.0 million, to third party purchasers under an agreement which expires at the end of 2002. Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as a residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold; a discount rate was not used due to the short-term nature of the receivables sold. The residual interest is recorded in prepayments and other assets, with unrealized gains and losses recognized in earnings. At December 31, 1999 AFC had sold $296.8 million of finance receivables to the special purpose subsidiary ($202.9million at December 31, 1998). Third party purchasers had purchased an undivided interest in finance receivables of $225million from this subsidiary at December 31, 1999 ($170.0 million at December 31, 1998). Fair value of the residual interest was $57.6 million at December 31, 1999 ($20.1 million at December 31, 1998).

   Accounts Receivable
   December 31                                            1999        1998
  --------------------------------------------------------------------------
   Millions

     Trade Accounts Receivable                           $120.6      $116.0
       Less: Allowance for Doubtful Accounts                7.6         6.0
                                                         ------      ------
                                                          113.0       110.0
                                                         ------      ------

     Finance Receivables                                  366.5       252.6
       Less: Amount Sold                                  296.8       202.9
             Allowance for Doubtful Accounts                6.3         3.6
                                                         ------      ------
                                                           63.4        46.1
                                                         ------      ------
     Total Accounts Receivable                           $176.4      $156.1
  ---------------------------------------------------------------------------

INVENTORIES. Inventories, which include fuel, material and supplies, are stated at the lower of cost or market. Cost is determined by the average cost method.

GOODWILL. Goodwill primarily relates to the Automotive Services segment and represents the excess of cost over net assets of businesses acquired. Amortization is computed on a straight-line basis over a 40 year period. Operating expenses in 1999 included $5.1 million of goodwill amortization ($4.9 million in 1998; $4.4 million in 1997).

UNAMORTIZED EXPENSE, DISCOUNT AND PREMIUM ON DEBT. Expense, discount and premium on debt are deferred and amortized over the lives of the related issues.

                                                     Minnesota Power, Inc.    43

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

3. ACQUISITIONS AND DIVESTITURES

ACQUISITION OF PALM COAST UTILITY CORPORATION. In January 1999 Florida Water purchased the assets and assumed certain liabilities of PCUC from ITT Industries, Inc. for $16.8 million plus $1,000 per new water connection for an eight-year period. The Company estimates the present value of these future water connections at $5.1 million. PCUC provides service to approximately 19,000 water and 14,000 wastewater customers in Flagler County, Florida. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material.

ACQUISITION OF AUCTION FACILITIES. In April 1999 ADESA acquired Des Moines Auto Auction located in Des Moines, Iowa and in July 1999 ADESA Canada, Inc. purchased the Vancouver Auto Auction of New Westminster, British Columbia. The two transactions had a combined purchase price of $31.3 million and were accounted for using the purchase method resulting in goodwill of $11.9 million. Financial results for each facility have been included in the Company's consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material. The 33-acre Des Moines facility has three auction lanes while the 70-acre Vancouver facility has six auction lanes.

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

ACQUISITION OF CAPE CORAL. In June 1999 Cape Coral Holdings, Inc. (Cape Coral Holdings), a subsidiary of MP Real Estate, purchased, for $45.0 million, certain real estate properties located in Cape Coral, Florida, from subsidiaries of Avatar Holdings Inc., a publicly traded developer and home builder headquartered in Coral Gables, Florida. Cape Coral, located adjacent to Fort Myers, Florida, has a population of 100,000 and is Florida's second largest municipality in land area. Properties purchased include approximately 2,500 acres of commercial and residential zoned land, including home sites, a golf resort, marina and commercial buildings. Concurrently with the purchase, Cape Coral Holdings assigned to a third party the rights to a shopping center and a portion of the vacant land for $8.8 million, which reduced the net amount paid by Cape Coral Holdings to $36.2 million. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material.

MID SOUTH WATER SYSTEMS, INC. In June 1999 Heater acquired the assets of Mid South Water Systems, Inc. (Mid South) located in Sherills Ford, North Carolina for $9 million. The acquisition was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material. Mid South serves approximately 12,000 customers.

ACQUISITION OF LAGRANGE. In September 1997 the NCUC approved the transfer of LaGrange Waterworks Corporation, a water utility near Fayetteville, North Carolina, to Heater. The Company exchanged 96,000 shares of Common Stock, with a market value of approximately $3.4 million, for all the outstanding shares of LaGrange and accounted for the transaction as a pooling of interests. The acquisition added 5,300 water customers. Financial results prior to the acquisition were not material.

SALE OF WATER PLANT ASSETS. In December 1997 Florida Water sold water and wastewater assets to Orange County in Florida for $13.1 million. The facilities served about 4,000 customers. The transaction resulted in a $4.7 million after-tax gain which was included in the Company's 1997 earnings.

44    Minnesota Power, Inc.

4. SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

The Company has bank lines of credit aggregating $75 million ($74 million at December 31, 1998), which make financing available through short-term bank loans and provide support for commercial paper. At December 31, 1999, $74 million was available for use ($34 million at December 31, 1998). At December 31, 1999 the Company had issued commercial paper with a face value of $96.9million ($41 million in 1998), with liquidity provided by bank lines of credit and the Company's securities portfolio.

Certain lines of credit require a commitment fee of 0.085%. Interest rates on commercial paper and borrowings under the lines of credit ranged from 6.42% to 6.70% at December 31, 1999 (5.7% to 7.75% at December 31, 1998). The weighted average interest rate on short-term borrowings at December 31, 1999 was 6.59% (5.8% at December 31, 1998). The total amount of compensating balances at December 31, 1999 and 1998, was immaterial.

5. SQUARE BUTTE POWER PURCHASE AGREEMENT

The Company has had a power purchase agreement with Square Butte since 1977 which has provided a long-term supply of low-cost energy to customers in the Company's electric service territory and enabled the Company to meet power pool reserve requirements. Square Butte, a North Dakota electric cooperative corporation, owns a 455-megawatt coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

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

Similar to the previous agreement, the Company is initially entitled to approximately 71% of the Unit's output under the 1998 Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce the Company's entitlement by 5% annually, to a minimum of 50%. The Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At December 31, 1999 Square Butte had total debt outstanding of $343.1 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2000 through 2003 and $23 million in 2004. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota Power, under a long-term contract.

The Company's cost of power purchased from Square Butte during 1999 was $58.7 million ($58.2 million in 1998; $56.9 million in 1997). This reflects the Company's pro rata share of total Square Butte costs based on the 71% output entitlement in 1999, 1998 and 1997. Included in this amount was the Company's pro rata share of interest expense of $15.5 million in 1999 ($14.6million in 1998; $12.4 million in 1997). The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

6. LEASING AGREEMENTS

ADESA leases three auction facilities which have five year lease terms ending in 2000 with no renewal options. ADESA has an option to purchase the facilities at an aggregate price of $26.5 million. In the event the purchase option is not exercised, ADESA has guaranteed any deficiency in sales proceeds the lessor realizes in disposing of the leased properties should the selling price fall below $25.7 million. ADESA is entitled to any excess sales proceeds over the option price. ADESA has also guaranteed the payment of principal and interest on the lessor's indebtedness which consists of $25.7 million of 9.82% mortgage notes, due April 1, 2000. ADESA expects to refinance these leases on or before April 1, 2000. Total lease expense at ADESA was $17.2 million in 1999 ($14.9 million in 1998; $9.6 million in 1997).

The Company leases other properties and equipment in addition to those listed above pursuant to operating and capital lease agreements with terms expiring through 2009. The aggregate amount of future minimum lease payments for capital and operating leases during 2000 is $13.5 million ($10.0 million in 2001; $7.1 million in 2002; $3.3 million in 2003; and $3.0 million in 2004). Total rent expense was $18.5 million in 1999 ($15.6 million in 1998; $10 million in 1997).

                                                     Minnesota Power, Inc.    45

7. REGULATORY MATTERS

The Company files for periodic rate revisions with the Minnesota Public Utilities Commission (MPUC), the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and other state and county regulatory authorities. Interim rates in Minnesota and Florida are placed into effect, subject to refund with interest, pending a final decision by the appropriate commission. In 1999 47% of the Company's consolidated operating revenue (52% in 1998, 55% in 1997) was under regulatory authority. The MPUC had regulatory authority over approximately 31% in 1999 (36% in 1998; 39% in 1997) of the Company's consolidated operating revenue.

ELECTRIC RATES. Restructuring of the electric utility industry continues. Twenty-four states representing approximately two-thirds of the United States population have either passed legislation or regulation that initiates retail customer choice. Neither Minnesota nor Wisconsin (where Minnesota Power has retail electric customers) have passed retail restructuring laws. In 2000, utility restructuring legislation will be debated at both the federal level and in Minnesota and Wisconsin. It is unlikely, however, that Congress or the legislatures of Minnesota or Wisconsin will enact retail choice legislation into law this year. The Company cannot predict the timing or substance of any future legislation that might ultimately be enacted. The Company, however, is taking all necessary steps to cultivate community and customer relations, and continues to maintain its competitive position as a low-cost and long-term power supplier to large industrial customers. With electric rates among the lowest in the United States, customer satisfaction high, and long-term wholesale and Large Power Customer retail contracts in place, Minnesota Power believes Electric Services is well positioned for the future.

WATER AND WASTEWATER RATES. 1995 RATE CASE. In September 1999 the FPSC issued a final order that approved a 1999 settlement agreement with Florida Water to resolve open items pertaining to its 1995 rate case. The final order increased annual revenue by approximately $1 million; authorized Florida Water to book approximately $8.5 million of accumulated surcharges, including interest, as a regulatory asset recoverable in base rates beginning in the next rate case; and provided a three-year moratorium on the initiation of rate cases by Florida Water, exclusive of index filings. Index filings provide rate adjustments based on inflationary costs associated with operation and maintenance expenses. The annual rate increase of approximately $1 million associated with the settlement became effective on October 1, 1999. The FPSC previously approved annual rate increases in connection with the 1995 rate case of approximately $11.1 million and $1.2 million effective in September 1996 and January 1999, respectively. In total, the FPSC approved $13.6 million of the $18.1 million rate increase requested by Florida Water in the 1995 rate case.

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

Customer groups which paid more under uniform rates have appealed the FPSC's January 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties in May 1998. In June 1998 the Court of Appeals reversed its previous ruling that the FPSC was without authority to order uniform rates at which time customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs in September 1998. A mediation session was held in September 1999. The parties could not reach settlement of any issues. A provision for refund related to the $2.5 million refund order was recorded in 1999. The Company is unable to predict the timing or outcome of the appeals process.

46    Minnesota Power, Inc.

DEFERRED REGULATORY CHARGES AND CREDITS. Deferred regulatory charges and credits are included in other assets and other liabilities on the Company's consolidated balance sheet. The Company's utility operations are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." The Company capitalizes as deferred regulatory charges incurred costs which are probable of recovery in future utility rates. Deferred regulatory credits represent amounts expected to be credited to customers in rates. Based on current rate treatment, the Company believes all deferred regulatory charges are probable of recovery.

      Deferred Regulatory Charges and Credits
      December 31                                          1999          1998
 ------------------------------------------------------------------------------
      Millions
         Deferred Charges
           Income Taxes                                   $17.0         $17.9
           Conservation Improvement Programs               13.5          18.8
           Postretirement Benefits                            -           2.8
           Premium on Reacquired Debt                       5.6           6.2
           Other                                           21.5          10.4
                                                          -----         -----
                                                           57.6          56.1
         Deferred Credits
           Income Taxes                                    55.1          55.2
                                                          -----         -----
         Net Deferred Regulatory Charges                  $ 2.5         $ 0.9
 ------------------------------------------------------------------------------

8. JOINTLY OWNED ELECTRIC FACILITY

The Company owns 80% of the 535 megawatt Boswell Energy Center Unit 4 (Boswell Unit 4). While the Company operates the plant, certain decisions with respect to the operations of Boswell Unit 4 are subject to the oversight of a committee on which the Company and Wisconsin Public Power, Inc. (WPPI), the owner of the other 20% of Boswell Unit 4, have equal representation and voting rights. Each owner must provide its own financing and is obligated to pay its ownership share of operating costs. The Company's share of direct operating expenses of Boswell Unit 4 is included in operating expense on the consolidated statement of income. The Company's 80% share of the original cost included in electric plant at December 31, 1999 was $310 million ($304million at December 31, 1998). The corresponding provision for accumulated depreciation was $150 million at December31, 1999 ($143 million at December 31, 1998).

9. INVESTMENT IN CAPITAL RE

On December 30, 1999 the shareholders of Capital Re Corporation (Capital Re) approved the merger of Capital Re with ACE Limited (ACE) and the transaction closed. Each Capital Re share was exchanged for 0.65 common shares of ACE plus $3.4456 in cash which delivered an approximate value of $14 for each Capital Re share.

In exchange for its 7.3 million shares of Capital Re,  Minnesota  Power received
4.7 million common shares of ACE and $25.1 million in cash. Based on the December 29, 1999 $16.75 closing price of ACE, the total value of proceeds received was $104.4 million. Minnesota Power recorded an additional $12.1 million non-cash charge to net income during the fourth quarter of 1999 to reflect the final valuation of this transaction. This charge combined with a $24.1 million non-cash charge recorded in June 1999 resulted in a total 1999 charge of $36.2 million to Minnesota Power's net income. Minnesota Power owned 20% of Capital Re before the merger. At December 31, 1999 Minnesota Power owned 2% of ACE.

In 1998 and 1997 Minnesota Power used the equity method to account for its investment in Capital Re. As a result of the pending merger with ACE, in 1999 Minnesota Power discontinued the equity method of accounting for its investment in Capital Re and accounted for its investment in Capital Re as an available-for-sale security.

                                                     Minnesota Power, Inc.    47

10. FINANCIAL INSTRUMENTS

SECURITIES INVESTMENTS. The Company's securities portfolio is managed internally and by selected outside managers. Securities held principally for near-term sale are classified as trading and included in current assets at fair value. Changes in the fair value of trading securities are recognized in earnings. Trading securities consist primarily of the common stock of publicly traded companies, with utilities being the largest industry sector. Securities held for an indefinite period of time are classified as available-for-sale securities and included in investments at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of tax. Unrealized losses on available-for-sale securities that are other than temporary are recognized in earnings. Realized gains and losses are computed on each specific investment sold. Prior to 1999, available-for-sale securities consisted primarily of the preferred stock of utilities and financial institutions with investment grade debt ratings. During 1999, the Company changed its strategy for this preferred stock resulting in a reclassification to trading securities. An unrealized pre-tax loss of $2.6 million was recognized in earnings as a result of this reclassification. The table below does not include the proceeds and realized loss on the merger of Capital Re with ACE. (See Note 9.) At December 31, 1999 available-for-sale securities consisted of 4.7 million shares of ACE Limited and securities in a grantor trust established to fund certain employee benefits.

Available-For-Sale Securities
--------------------------------------------------------------------------------
Millions
               At December 31                     Year Ended December 31
      ------------------------------  ------------------------------------------
                                                                  Net Unrealized
                                                                    Gain (Loss)
             Gross Unrealized                    Gross Realized      in Other
             ----------------  Fair    Sales     ---------------  Comprehensive
       Cost    Gain    (Loss)  Value  Proceeds   Gain     (Loss)     Income
      -----    ----    ------  -----  --------   ----     ------  --------------

1999  $87.8    $6.3    $(0.3)  $93.8    $0.2        -         -       $1.6
1998  $70.9    $7.7    $(5.1)  $73.5   $35.7     $1.7     $(2.3)      $1.3
1997  $60.5    $4.3    $(3.5)  $61.3   $47.7     $0.7     $(1.4)      $0.2
--------------------------------------------------------------------------------

Prior to discontinuance of the equity method of accounting in 1999, the Company also recorded its share of unrealized gains and losses from available-for-sale securities held by Capital Re. Unrealized gains recorded in accumulated other comprehensive income from available-for-sale securities held by Capital Re were $5.5 million and $5.0 million in 1998 and 1997, respectively.

The net unrealized loss included in earnings for trading securities in 1999 was $1.6 million ($0.7 million loss in 1998; $2.0 million gain in 1997).

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND RISKS. In portfolio strategies designed to reduce market risks, the Company sells common stock securities short and enters into short sales of treasury futures contracts. Selling common stock securities short is intended to reduce market price risks. Treasury futures are used as a hedge to reduce interest rate risks associated with holding fixed dividend preferred stocks. Generally, treasury futures contracts entered into have a maturity date of 90 days. Realized and unrealized gains and losses from the short sales of common stock are included in investment income. Prior to 1999, gains and losses on treasury futures were deferred and recognized in earnings concurrently with gains and losses from the underlying preferred stock being hedged. During 1999, the hedged preferred stock was reclassified from available-for-sale to trading, and accordingly, realized and unrealized gains and losses from the short sale of treasury futures contracts are now included in investment income.

In December 1998 Florida Water entered into an interest rate swap agreement with a notional amount of $35.1 million to hedge its fixed rate long-term debt. Under the ten-year agreement, Florida Water makes quarterly payments at a variable rate based upon The Bond Market Association Municipal Swap Index weekly floating average plus 58 basis points (4.7% at December 31, 1999 and 3.4% at December 31,
1998) and receives payments based on a fixed rate of 4.79%. This agreement is subject to market risk due to interest rate fluctuation.

The Fair Value of off-balance sheet financial instruments reflected the estimated amounts that the Company would receive or pay if the contracts were terminated at December 31. This Fair Value represents the difference between the estimated future receipts and payments under the terms of each instrument, and is estimated by obtaining quoted market prices or by using common pricing models. These Fair Values should not be viewed in isolation, but rather in relation to the fair value of the underlying hedged transaction.

48    Minnesota Power, Inc.

 Off-Balance-Sheet Financial Instruments
 December 31                               1999                  1998
--------------------------------------------------------------------------------
 Millions
                                              Fair Value             Fair Value
                                    Contract  Receivable   Contract  Receivable
                                     Amount    (Payable)    Amount    (Payable)
                                    --------  ----------   --------  ----------
    Short Stock Sales Outstanding     $58.5      $(2.1)      $74.4      $(3.8)
    Treasury Futures                   $8.6       $0.2       $25.0       $0.5
    Interest Rate Swap                $35.1      $(2.3)      $35.1      $(0.4)
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS. With the exception of the items listed below, the estimated fair values of all financial instruments approximate the carrying amount. The fair values for the items below were based on quoted market prices for the same or similar instruments.

 Financial Instruments
 December 31                                     1999                 1998
--------------------------------------------------------------------------------
 Millions
                                         Carrying    Fair     Carrying    Fair
                                          Amount     Value     Amount     Value
                                         --------   ------    --------   ------
 Long-Term Debt                           $712.8    $694.5     $672.2    $717.3
 Redeemable Serial Preferred Stock         $20.0     $20.0      $20.0     $21.3
 Quarterly Income Preferred Securities     $75.0     $65.3      $75.0     $76.1
--------------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells electricity to about 15 customers in northern Minnesota's taconite, pipeline, paper and wood products industries. Receivables from these customers totaled approximately $8.2 million at December 31, 1999 ($9 million at December 31, 1998). The Company does not obtain collateral to support utility receivables, but monitors the credit standing of major customers.

11. PREFERRED STOCK

 Preferred Stock
 December 31                                         1999             1998
 ------------------------------------------------------------------------------
 Millions

 Cumulative Preferred Stock
 Preferred Stock, $100 Par Value, 116,000
   Shares Authorized;

   5% Series - 113,358 Shares Outstanding,
     Callable at $102.50 Per Share                   $11.5            $11.5

 Redeemable Serial Preferred Stock
 Serial Preferred Stock A, Without Par Value,
   2,500,000 Shares Authorized;

   $6.70 Series - 100,000 Shares Outstanding,
     Mandatory Redemption 2002, Callable in 2000
       at $100 Per Share                             $10.0            $10.0

   $7.125 Series - 100,000 Shares Outstanding,
     Mandatory Redemption 2002, Callable in 2000
       at $100 Per Share                              10.0             10.0
                                                     -----            -----
 Total Redeemable Serial Preferred Stock             $20.0            $20.0
 ------------------------------------------------------------------------------

                                                     Minnesota Power, Inc.    49
12. LONG-TERM DEBT

Long-Term Debt
December 31                                                     1999      1998
--------------------------------------------------------------------------------
Millions

  Minnesota Power
    First Mortgage Bonds
      61/4% Series Due 2003                                   $ 25.0    $ 25.0
      6.68% Series Due 2007                                     20.0      20.0
      7% Series Due 2007                                        60.0      60.0
      71/2% Series Due 2007                                     35.0      35.0
      73/4% Series Due 2007                                     55.0      55.0
      7% Series Due 2008                                        50.0      50.0
      6% Pollution Control Series E Due 2022                   111.0     111.0
    Variable Demand Revenue Refunding Bonds
      Series 1997 A, B, C and D, Due 2007 - 2020                39.0      39.0
    Pollution Control Revenue Bonds, 6.875%, Due 2002            4.6       4.8
    Leveraged ESOP Loan, 9.125%, Due 2000 - 2004                 8.9      10.2
    Other Long-Term Debt, Variable, Due 2001 - 2013              7.6       7.4

  Subsidiary Companies
    First Mortgage Bonds, 8.46%, Due 2013                       54.7      54.8
    Senior Notes, Series A, 7.70%, Due 2006                     90.0      90.0
    Industrial Development Revenue Bonds, 6.50%, Due 2025       35.1      35.1
    First Mortgage Bonds, 8.01%, Due 2017                       28.0      28.0
    Other Long-Term Debt, 6.1 - 8 7/8%, Due 2000 - 2026         98.0      55.9

  Less Due Within One Year                                      (9.1)     (9.0)
                                                              ------    ------
  Total Long-Term Debt                                        $712.8    $672.2
--------------------------------------------------------------------------------

The aggregate amount of long-term debt maturing during 2000 is $9.1 million ($13.9 million in 2001; $14.4 million in 2002; $48.6 million in 2003; and $15.5 million in 2004). Substantially all Company electric and water plant is subject to the lien of the mortgages securing various first mortgage bonds.

At December 31, 1999 subsidiaries of the Company had long-term bank lines of credit aggregating $58.8 million ($13.8 million at December 31, 1998). Drawn portions on these lines of credit aggregate $43.5 million at December 31, 1999 ($0 at December 31, 1998) and are included in subsidiary companies other long-term debt.

50    Minnesota Power, Inc.

13. COMMON STOCK AND EARNINGS PER SHARE

The Articles of Incorporation, mortgage and preferred stock purchase agreements of the Company contain provisions that, under certain circumstances, would restrict the payment of Common Stock dividends. As of December 31, 1999 no retained earnings were restricted as a result of these provisions.

COMMON STOCK SPLIT. On March 2, 1999 the Company's Common Stock was split two-for-one. All common share and per share amounts in these financial statements and notes to the financial statements have been adjusted for all periods to reflect the two-for-one stock split.

 Summary of Common Stock                                       Shares    Equity
 -------------------------------------------------------------------------------
 Millions

    Balance at December 31, 1996                                65.5     $394.2
    1997  Employee Stock Purchase Plan                             -        0.9
          Dividend Reinvestment and Stock Purchase Plan          1.2       18.6
          Other                                                  0.4        2.3
                                                                ----     ------
    Balance at December 31, 1997                                67.1      416.0
    1998  Public Offering                                        4.2       89.9
          Employee Stock Purchase Plan                             -        0.9
          Dividend Reinvestment and Stock Purchase Plan          0.8       17.1
          Other                                                  0.2        5.1
                                                                ----     ------
    Balance at December 31, 1998                                72.3      529.0
    1999  Employee Stock Purchase Plan                           0.1        1.3
          Dividend Reinvestment and Stock Purchase Plan          0.9       17.4
          Other                                                  0.2        4.3
                                                                ----     ------
    Balance at December 31, 1999                                73.5     $552.0
 -------------------------------------------------------------------------------

COMMON STOCK ISSUANCE. In September 1998 4.2 million shares of the Company's Common Stock were sold in a public offering at $21.875 per share. Total net proceeds of approximately $89 million were used to repay outstanding commercial paper, to fund strategic initiatives and for capital expenditures. Net proceeds not immediately used for the above purposes were invested in the Company's securities portfolio.

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

Each Right will be exercisable to purchase one two-hundredth of a share of Junior Serial Preferred Stock A, without par value, at an exercise price of $45, subject to adjustment, following a distribution date which shall be the earlier to occur of (i) 10 days following a public announcement that a person or group (Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (Stock Acquisition Date) or (ii) 15 business days (or such later date as may be determined by the Board of Directors prior to the time that any person becomes an Acquiring Person) following the commencement of, or a public announcement of an intention to make, a tender or exchange offer if, upon consummation thereof, such person would meet the 15% threshold.

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

The Rights are nonvoting and expire on July 23, 2006, unless redeemed by the Company at a price of $.005 per Right at any time prior to the time a person becomes an Acquiring Person. The Board of Directors has authorized the reservation of one million shares of Junior Serial Preferred Stock A for issuance under the Rights Plan in the event of exercise of the Rights.

                                                     Minnesota Power, Inc.    51

14. INCOME TAX EXPENSE

      Income Tax Expense
      Year Ended December 31                  1999         1998         1997
      --------------------------------------------------------------------------
      Millions

         Current Tax Expense
           Federal                           $57.6        $38.5        $31.9
           Foreign                             6.9          4.9          3.2
           State                               6.0          9.8         10.0
                                             -----        -----        -----
                                              70.5         53.2         45.1
                                             -----        -----        -----
         Deferred Tax Expense (Benefit)
           Federal                            (6.4)         0.9          4.8
           Foreign                            (0.4)        (0.4)        (0.1)
           State                              (5.2)        (0.4)        (1.5)
                                             -----        -----        -----
                                             (12.0)         0.1          3.2
                                             -----        -----        -----
         Change in Valuation Allowance         0.7          2.3         (0.4)
                                             -----        -----        -----
         Deferred Tax Credits                 (1.5)        (1.6)        (1.3)
                                             -----        -----        -----
         Total Income Tax Expense            $57.7        $54.0        $46.6
      --------------------------------------------------------------------------

      Reconciliation of Taxes from Federal Statutory Rate
      to Total Income Tax Expense
      Year Ended December 31                  1999         1998         1997
      --------------------------------------------------------------------------
      Millions

         Tax Computed at Federal Statutory
           Rate                              $44.0        $49.8        $43.5
         Increase (Decrease) in Tax
           State Income Taxes - Net of
            Federal Income Tax Benefit         6.5          6.6          5.6
           Capital Re Transaction             10.8            -            -
           Dividend Received Deduction        (1.4)        (2.7)        (2.0)
           Foreign Taxes                       2.3          2.0          0.9
           Tax Credits                        (3.3)        (2.4)        (2.2)
           Other                              (1.2)         0.7          0.8
                                             -----        -----        -----
         Total Income Tax Expense            $57.7        $54.0        $46.6
      --------------------------------------------------------------------------

      Deferred Tax Assets and Liabilities
      December 31                                          1999         1998
      --------------------------------------------------------------------------
      Millions

         Deferred Tax Assets
           Allowance for Bad Debts                        $ 10.1       $  7.0
           Contributions in Aid of
            Construction                                    16.3         20.3
           Lehigh Basis Difference                           7.8          9.7
           Deferred Compensation Plans                      19.2         18.9
           Depreciation                                     13.4         13.0
           Employee Stock Ownership Plan                     8.6          7.7
           Investment Tax Credits                           19.7         20.8
           Postemployment Benefits                           8.8          7.8
           Other                                            33.5         27.6
                                                          ------        -----
             Gross Deferred Tax Assets                     137.4        132.8
         Deferred Tax Asset Valuation
          Allowance                                         (3.3)        (2.6)
                                                          ------        -----
             Total Deferred Tax Assets                     134.1        130.2
                                                          ------        -----
         Deferred Tax Liabilities
           Depreciation                                    196.7        198.9
           Allowance for Funds Used During
            Construction                                    16.9         15.0
           Income from Equity Investments                      -         10.1
           Investment Tax Credits                           28.0         29.6
           Unrealized Portfolio Gains                        7.9          3.8
           Other                                            24.5         26.2
                                                          ------        -----
             Total Deferred Tax Liabilities                274.0        283.6
                                                          ------        -----
         Accumulated Deferred Income Taxes                $139.9       $153.4
      --------------------------------------------------------------------------

52    Minnesota Power, Inc.

UNDISTRIBUTED EARNINGS. Undistributed earnings of the Company's foreign subsidiaries were approximately $19.3 million at December 31, 1999 ($9.7 million at December 31, 1998). Foreign undistributed earnings are considered to be indefinitely reinvested, and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of foreign undistributed earnings in the form of dividends or otherwise, the
Company would be subject to both United States income tax (subject to an adjustment, for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred United States income tax liability is not practical due to the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the United States liability. Withholding taxes of approximately $1.0 million would be payable upon remittance of all previously unremitted earnings at December 31, 1999 ($0.5 million at December 31, 1998).

15. OTHER COMPREHENSIVE INCOME

      Other Comprehensive Income                                         Pre-Tax         Tax Expense      Net-of-Tax
      Year Ended December 31                                             Amount           (Benefit)         Amount
-----------------------------------------------------------------------------------------------------------------------
      Millions

         1997
         Net Unrealized Gain on Securities                               $ 3.6             $0.8            $ 2.8
         Foreign Currency Translation Adjustments                         (1.7)               -             (1.7)
                                                                         -----             ----            -----
         Other Comprehensive Income                                      $ 1.9             $0.8            $ 1.1
                                                                         -----             ----            -----
         1998
         Gain Arising During the Year                                    $ 1.9             $0.7            $ 1.2
         Add: Loss Included in Net Income                                  0.6              0.2              0.4
                                                                         -----             ----            -----
               Net Unrealized Gain on Securities                           2.5              0.9              1.6
         Foreign Currency Translation Adjustments                         (3.9)               -             (3.9)
                                                                         -----             ----            -----
         Other Comprehensive Loss                                        $(1.4)            $0.9            $(2.3)
                                                                         -----             ----            -----
         1999
         Gain Arising During the Year                                    $ 1.6             $0.7            $ 0.9
         Add: Loss Included in Net Income                                  1.7              0.7              1.0
         Less: Unrealized Gains of Disposed Equity Investee                6.7              1.2              5.5
                                                                         -----             ----            -----
               Net Unrealized Loss on Securities                          (3.4)             0.2             (3.6)
         Foreign Currency Translation Adjustments                          4.5                -              4.5
                                                                         -----             ----            -----
         Other Comprehensive Income                                      $ 1.1             $0.2            $ 0.9
-----------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income at December 31, 1999 consisted of $3.5 million ($7.1 million at December 31, 1998) in net unrealized gains on securities and $(1.1) million ($(5.6) million at December 31, 1998) in foreign currency translation adjustments.

                                                     Minnesota Power, Inc.    53

16. MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

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

17. EMPLOYEE STOCK AND INCENTIVE PLANS

EMPLOYEE STOCK OWNERSHIP PLAN. The Company sponsors an Employee Stock Ownership Plan (ESOP) with two leveraged accounts.

A 1989 leveraged ESOP account covers all eligible nonunion Minnesota and Wisconsin utility and corporate employees. The ESOP used the proceeds from a $16.5 million loan (15 year term at 9.125%), guaranteed by the Company, to purchase 1.2 million shares of Company Common Stock on the open market. These shares fund an annual benefit of not less than 2% of participants' salaries.

A 1990 leveraged ESOP account covers Minnesota and Wisconsin utility and corporate employees who participated in the non-leveraged ESOP plan prior to August 1989. In 1990 the ESOP issued a $75 million note (term not to exceed 25 years at 10.25%) to the Company as consideration for 5.6 million shares of newly issued Common Stock. These shares are used to fund an annual benefit at least equal to the value of (a) dividends on shares held in the 1990 leveraged ESOP which are used to make loan payments, and (b) tax benefits obtained from deducting eligible dividends.

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

  Year Ended December 31                       1999         1998          1997
  ------------------------------------------------------------------------------
  Millions

     Expense
       Interest Expense                        $0.9         $1.0          $1.1
       Compensation Expense                     2.2          2.8           1.7
                                               ----         ----          ----
       Total Expense                           $3.1         $3.8          $2.8
                                               ----         ----          ----
     Shares
       Allocated Shares                         3.8          3.6           3.6
       Unreleased Shares                        4.4          4.8           5.0
                                               ----         ----          ----
       Total ESOP Shares                        8.2          8.4           8.6
                                               ----         ----          ----

       Fair Value of Unreleased Shares        $75.8       $104.0        $108.5
  ------------------------------------------------------------------------------

54    Minnesota Power, Inc.

EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan that permits eligible employees to buy up to $23,750 per year of Company Common Stock at 95% of the market price. At December 31, 1999, 1.1 million shares had been issued under the plan and 222,265 shares were held in reserve for future issuance.

STOCK OPTION AND AWARD PLANS. The Company has an Executive Long-Term Incentive Compensation Plan (Executive Plan) and a Director Long-Term Stock Incentive Plan (Director Plan). The Executive Plan allows for the grant of up to 6.7 million shares of Common Stock to key employees. To date, these grants have taken the form of stock options, performance share awards and restricted stock awards. The Director Plan allows for the grant of up to 0.3 million shares of Common Stock to nonemployee directors. Each nonemployee director receives an annual grant of 1,500 stock options and a biennial grant of performance shares equal to $10,000 in value of Common Stock at the date of grant. Stock options are exercisable at the market price of common shares on the date the options are granted, and vest in equal annual installments over two years with expiration ten years from the date of grant. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of the Company. Restricted stock vests once certain periods of time have elapsed.

The Company has elected to account for its stock-based compensation plans in accordance with the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly, compensation expense has not been recognized for stock options granted. Compensation expense is recognized over the vesting periods for performance and restricted share awards based on the market value of the Company's Common Stock, and was approximately $3 million in 1999 ($3 million in 1998; $4 million in 1997). Pro forma net income and earnings per share under SFAS 123 "Accounting for Stock-Based Compensation" have not been presented because such amounts are not materially different from actual amounts reported. This may not be representative of the pro forma effects for future years if additional awards are granted.

  Stock Option Activity                            1999                    1998                     1997
--------------------------------------------------------------------------------------------------------------------

                                                        Average                 Average                 Average
                                                        Exercise                Exercise                Exercise
                                          Options        Price      Options      Price      Options      Price
                                          -------       --------    -------     --------    -------     --------
     Outstanding, Beginning of Year        963,500       $17.31     667,400      $13.89     244,600      $14.31

     Granted                               889,200       $21.77     419,800      $21.63     475,800      $13.69
     Exercised                            (131,100)      $13.91    (112,600)     $13.95      (4,200)     $14.31
     Canceled                             (117,700)      $21.25     (11,100)     $16.73     (48,800)     $13.93
                                         ---------                 --------                 -------
     Outstanding, End of Year            1,603,900       $19.77     963,500      $17.31     667,400      $13.89
                                         ---------                 --------                 -------

     Exercisable, End of Year              586,500       $16.38     361,000      $13.99     109,200      $14.31

     Fair Value of Options Granted
       During the Year                       $3.38                    $3.11                   $1.52
--------------------------------------------------------------------------------------------------------------------

At December 31, 1999 options outstanding consist of 397,300 with an exercise price of $13.69 to $14.31, and 1,206,600 with an exercise price of $21.63 to $21.94. The options with an exercise price of $13.69 to $14.31 have an average remaining contractual life of 6.7 years with all exercisable on December 31, 1999 at an average price of $13.88. The options with an exercise price of $21.63 to $21.94 have an average remaining contractual life of 8.7 years with 189,200 exercisable on December 31, 1999 at an average price of $21.63.

A total of 277,000 performance share grants were awarded during 1999 and 1998 for the performance period ended December 31, 1999. The grant date fair value of these shares was $6.0 million. Half of the shares will be issued in 2000, with the remaining half issued equally in 2001 and 2002.

A total of 265,000 performance share grants were awarded during 1997 and 1996 for the performance period ended December 31, 1997. The grant date fair value of these shares was $3.8 million. At December 31, 1999 75% of the shares had already been issued, with the balance to be issued in 2000.

In January 2000 the Company granted stock options to purchase approximately one million shares of Common Stock (exercise price of $16.25 per share) and approximately 329,000 performance share awards.

                                                     Minnesota Power, Inc.    55

18. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company's corporate and electric services have noncontributory defined benefit pension plans covering eligible employees. Benefits under a defined benefit plan for Florida Water operations were frozen as of December 31, 1996 and a curtailment expense of $0.6 million was accrued in 1999 ($0.8 million in
1998) for future costs associated with termination of the plan. This curtailment expense is not included in pension expense below. At December 31, 1999 approximately 8% of the defined benefit pension plan assets were invested in Company Common Stock. The Company has defined contribution pension plans covering eligible employees, for which the aggregate annual cost was $4.7 million in 1999 ($4.0 million in 1998; $3.2 million in 1997). The Company provides certain health care and life insurance benefits for retired employees in corporate, electric and water services. The deferred regulatory charge for postretirement health and life benefits was fully amortized in 1999.

Plan Status                                Pension             Health and Life
At September 30                        1999       1998        1999        1998
--------------------------------------------------------------------------------
Millions

   Change in Benefit Obligation
   Obligation, Beginning of Year      $244.6     $218.8      $ 58.6     $ 50.7
   Service Cost                          4.7        4.1         2.7        2.3
   Interest Cost                        16.0       16.3         3.8        3.8
   Actuarial (Gain) Loss               (26.6)      19.8        (0.2)       3.6
   Participant Contributions               -          -         0.7        0.7
   Benefits Paid                       (14.6)     (14.4)       (3.0)      (2.5)
                                      ------     ------      ------     ------
   Obligation, End of Year             224.1      244.6        62.6       58.6
                                      ------     ------      ------     ------
   Change in Plan Assets
   Fair Value, Beginning of Year       267.5      270.8        27.6       20.4
   Actual Return on Assets              31.6        9.8         3.1        1.4
   Employer Contribution                   -          -         3.2        7.6
   Participant Contributions               -          -         0.7        0.7
   Benefits Paid                       (14.6)     (14.4)       (3.0)      (2.5)
   Other                                 2.2        1.3           -          -
                                      ------     ------      ------     ------
   Fair Value, End of Year             286.7      267.5        31.6       27.6
                                      ------     ------      ------     ------
   Funded Status                        62.6       22.9       (31.0)     (31.0)
   Unrecognized Amounts
     Net Gain                          (66.5)     (31.4)      (18.7)     (18.8)
     Prior Service Cost                  4.2        4.7        (3.6)      (3.8)
     Transition Obligation               1.0        1.2        34.6       37.3
                                      ------     ------      ------     ------
   Prepaid (Liability) Recognized     $  1.3     $ (2.6)     $(18.7)    $(16.3)

--------------------------------------------------------------------------------

Benefit Expense                         Pension              Health and Life
Year Ended December 31          1999     1998     1997     1999    1998    1997
--------------------------------------------------------------------------------
Millions

   Service Cost               $  4.7   $  4.1   $  3.6    $ 2.7   $ 2.3   $ 2.5
   Interest Cost                16.0     16.3     15.8      3.8     3.8     4.1
   Expected Return on Assets   (24.9)   (23.2)   (19.5)    (2.4)   (1.7)   (1.3)
   Amortized Amounts
     Unrecognized Gain          (0.4)    (1.1)    (0.8)    (0.9)   (1.3)   (0.6)
     Prior Service Cost          0.5      0.5      0.6     (0.2)      -       -
     Transition Obligation       0.2      0.2      0.2      2.6     2.3     2.6
                              ------   ------   ------    -----   -----   -----
                                (3.9)    (3.2)    (0.1)     5.6     5.4     7.3
   Early Retirement Expense        -      2.8      4.7        -       -       -
   Amortization of Deferred
    Charge                         -        -        -      2.8     2.7     2.7
                              ------   ------   ------    -----   -----   -----
   Net Expense (Credit)       $ (3.9)  $ (0.4)  $  4.6    $ 8.4   $ 8.1   $10.0
--------------------------------------------------------------------------------

56    Minnesota Power, Inc.

                                        Pension                Health and Life
Actuarial Assumptions                1999       1998           1999       1998
--------------------------------------------------------------------------------

 Discount Rate                        7.75%      6.75%          7.75%      6.75%
 Expected Return on Plan Assets       10.0%      10.0%      6.0-10.0%       9.0%
 Rate of Compensation Increase     3.5-4.5%   3.5-4.5%       3.5-4.5%   3.5-4.5%
 Health Care Cost Trend Rate             -          -            7.8%       8.6%
--------------------------------------------------------------------------------

The assumed health care cost trend rate declines gradually to an ultimate rate of 6.0% by 2002. For postretirement health and life benefits, a 1% increase in the assumed health care cost trend rate would result in a $7.3 million and $1.0 million increase in the benefit obligation and total service and interest costs, respectively; a 1% decrease would result in a $6.0 million and $0.8 million decrease in the benefit obligation and total service and interest costs, respectively.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year. Financial results for 1999 included two non-cash charges associated with the merger of Capital Re with ACE. The second quarter of 1999 included a $24.1 million charge, or $0.35 per share, following the merger agreement and discontinuance of the Company's equity accounting for Capital Re, and the fourth quarter included a $12.1 million charge, or $0.17 per share, upon completion of the merger. (See Note 9.)

 Quarter Ended                            Mar. 31   Jun. 30   Sept. 30  Dec. 31
 -------------------------------------------------------------------------------
 Millions Except Earnings Per Share

    1999

    Operating Revenue                      $257.7    $279.2    $308.0    $286.9
    Operating Income                        $29.5     $28.2     $57.9     $16.1
    Net Income                              $20.9      $1.9     $34.5     $10.7
    Earnings Available for Common Stock     $20.4      $1.4     $34.0     $10.2
    Basic and Diluted Earnings Per
     Share of Common Stock                  $0.30     $0.02     $0.50     $0.15
 -------------------------------------------------------------------------------
    1998

    Operating Revenue                      $246.6    $269.0    $266.3    $257.3
    Operating Income                        $28.9     $43.1     $44.9     $31.5
    Net Income                              $18.5     $22.8     $25.8     $21.3
    Earnings Available for Common Stock     $18.0     $22.3     $25.3     $20.8
    Basic and Diluted Earnings Per
     Share of Common Stock                  $0.29     $0.36     $0.39     $0.31
 -------------------------------------------------------------------------------

                                                     Minnesota Power, Inc.    57

REPORT OF INDEPENDENT ACCOUNTANTS                                      [LOGO]
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Minnesota Power

Our audits of the consolidated financial statements referred to in our report dated January 17, 2000 appearing on page 36 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota

January 17, 2000

                                                                     SCHEDULE II
MINNESOTA POWER
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                              Additions
                                                          Balance at    --------------------    Deductions    Balance at
                                                          Beginning      Charged       Other       From         End of
For the Year Ended December 31                             of Year      to Income     Changes   Reserves<F1>    Period
----------------------------------------------------------------------------------------------------------------------------
Millions

   Reserve Deducted From Related Assets
     Reserve For Uncollectible Accounts

         1999  Trade Accounts Receivable                    $6.0          $3.9             -       $2.3          $7.6
               Finance Receivables                           3.6           3.8             -        1.1           6.3

         1998  Trade Accounts Receivable                     5.1           5.4             -        4.5           6.0
               Finance Receivables                           2.8           2.8             -        2.0           3.6

         1997  Trade Accounts Receivable                     4.2           5.7          $0.2        5.0           5.1
               Finance Receivables                           2.5           0.8             -        0.5           2.8

      Deferred Asset Valuation Allowance

         1999  Deferred Tax Assets                           2.6           0.7             -          -           3.3

         1998  Deferred Tax Assets                           0.3           2.3             -          -           2.6

         1997  Deferred Tax Assets                           0.7          (0.4)            -          -           0.3
----------------------------------------------------------------------------------------------------------------------------

<F1> Reserve for uncollectible accounts includes bad debts written off.

58    Minnesota Power, Inc.