Form 10-Q
period 2000-03-31
MINNESOTA POWER INC
filed 2000-05-09
CIK 66756

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2000

                                       or

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




                           Common Stock, no par value,
                          73,994,032 shares outstanding
                              as of April 30, 2000

                              MINNESOTA POWER, INC.

                                      INDEX

                                                                          Page

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 2000 and December 31, 1999                     1

              Consolidated Statement of Income -
                   Quarter Ended March 31, 2000 and 1999                    2

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 2000 and 1999                    3

              Notes to Consolidated Financial Statements                    4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

         Item 3.   Quantitative and Qualitative Disclosures
                   about Market Risk                                       11

Part II. Other Information

         Item 5.   Other Information                                       11

         Item 6.   Exhibits and Reports on Form 8-K                        13

Signatures                                                                 14

                                   DEFINITIONS

          The following abbreviations or acronyms are used in the text.


Abbreviation or Acronym          Term
-----------------------          -----------------------------------------------
1999 Form 10-K                   Minnesota Power's Annual Report on Form 10-K
                                 for the Year Ended December 31, 1999
ADESA                            ADESA Corporation
AFC                              Automotive Finance Corporation
Capital Re                       Capital Re Corporation
Common Stock                     Minnesota Power, Inc. Common Stock
Company                          Minnesota Power, Inc. and its subsidiaries
DRIP                             Dividend Reinvestment and Stock Purchase Plan
ESOP                             Employee Stock Ownership Plan
FERC                             Federal Energy Regulatory Commission
Heater                           Heater Utilities, Inc.
Florida Water                    Florida Water Services Corporation
FPSC                             Florida Public Service Commission
MAPP                             Mid-Continent Area Power Pool
Minnesota Power                  Minnesota Power, Inc. and its subsidiaries
MPUC                             Minnesota Public Utilities Commission
NCUC                             North Carolina Utilities Commission
PCUC                             Palm Coast Utility Corporation
PSCW                             Public Service Commission of Wisconsin
Square Butte                     Square Butte Electric Cooperative

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                  MINNESOTA POWER
                                            CONSOLIDATED BALANCE SHEET
                                                     Millions
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2000              1999
                                                                                    Unaudited          Audited
-----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
     Cash and Cash Equivalents                                                     $   173.7         $    101.5
     Trading Securities                                                                181.3              179.6
     Accounts Receivable (Less Allowance of $14.2 and $13.9)                           269.8              176.4
     Inventories                                                                        26.3               24.2
     Prepayments and Other                                                              92.7               82.8
                                                                                   ---------         ----------
        Total Current Assets                                                           743.8              564.5

Property, Plant and Equipment                                                        1,277.1            1,258.8

Investments                                                                            216.5              197.2

Goodwill                                                                               183.5              181.0

Other Assets                                                                           113.3              111.1
                                                                                   ---------         ----------
TOTAL ASSETS                                                                       $ 2,534.2         $  2,312.6
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
     Accounts Payable                                                              $   247.1         $    124.7
     Accrued Taxes, Interest and Dividends                                              87.2               79.4
     Notes Payable                                                                     176.0               96.5
     Long-Term Debt and Preferred Stock Due Within One Year                             19.3                9.1
     Other                                                                              57.3               88.6
                                                                                   ---------         ----------
        Total Current Liabilities                                                      586.9              398.3

Long-Term Debt                                                                         708.9              712.8

Accumulated Deferred Income Taxes                                                      146.9              139.9

Other Liabilities                                                                      149.8              149.3
                                                                                   ---------         ----------

       Total Liabilities                                                             1,592.5            1,400.3
                                                                                   ---------         ----------
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary MP&L Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0               75.0

Redeemable Serial Preferred Stock                                                       10.0               20.0

STOCKHOLDERS' EQUITY

Cumulative Preferred Stock                                                              11.5               11.5

Common Stock Without Par Value, 130.0 Shares Authorized
     73.8 and 73.5 Shares Outstanding                                                  560.4              552.0
Unearned ESOP Shares                                                                   (58.3)             (59.2)
Accumulated Other Comprehensive Income                                                  21.0                2.4
Retained Earnings                                                                      322.1              310.6
                                                                                   ---------         ----------
        Total Stockholders' Equity                                                     856.7              817.3
                                                                                   ---------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 2,534.2         $  2,312.6
-----------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of these statements.



                                     MINNESOTA POWER
                             CONSOLIDATED STATEMENT OF INCOME
                      Millions Except Per Share Amounts - Unaudited
                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                           2000                  1999

--------------------------------------------------------------------------------------
OPERATING REVENUE
       Electric Services                                 $ 141.6               $ 132.2
       Automotive Services                                 119.5                  96.8
       Water Services                                       28.0                  24.4
       Investments                                          33.5                   4.3
                                                         -------               -------
           Total Operating Revenue                         322.6                 257.7
                                                         -------               -------

OPERATING EXPENSES
       Fuel and Purchased Power                             54.8                  47.6
       Operations                                          199.5                 164.0
       Interest Expense                                     16.3                  14.2
                                                         -------               -------
           Total Operating Expenses                        270.6                 225.8
                                                         -------               -------

OPERATING INCOME BEFORE CAPITAL RE                          52.0                  31.9

LOSS FROM INVESTMENT IN CAPITAL RE                             -                  (2.4)
                                                         -------               -------

OPERATING INCOME                                            52.0                  29.5

DISTRIBUTIONS ON REDEEMABLE
       PREFERRED SECURITIES OF SUBSIDIARY                    1.5                   1.5

INCOME TAX EXPENSE                                          20.1                   7.1
                                                         -------               -------

NET INCOME                                                  30.4                  20.9

DIVIDENDS ON PREFERRED STOCK                                 0.5                   0.5
                                                         -------               -------

EARNINGS AVAILABLE FOR COMMON STOCK                      $  29.9               $  20.4
                                                         =======               =======


AVERAGE SHARES OF COMMON STOCK                              69.1                  67.8


BASIC AND DILUTED
       EARNINGS PER SHARE OF COMMON STOCK                  $0.43                 $0.30


DIVIDENDS PER SHARE OF COMMON STOCK                      $0.2675               $0.2675





--------------------------------------------------------------------------------------
            The accompanying notes are an integral part of this statement.

                                                  MINNESOTA POWER
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               Millions - Unaudited
                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     2000                  1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $  30.4                $  20.9
       Loss From Equity Investment in Capital Re - Net of Dividends Received             -                    2.4
       Depreciation and Amortization                                                  20.3                   18.4
       Deferred Income Taxes                                                          (3.3)                  (4.9)
       Changes In Operating Assets and Liabilities
          Trading Securities                                                          (1.7)                   2.7
          Accounts Receivable                                                        (93.4)                (119.3)
          Inventories                                                                 (2.1)                   0.6
          Accounts Payable                                                           122.4                  121.2
          Other Current Assets and Liabilities                                       (33.4)                 (16.5)
       Other - Net                                                                     6.4                    3.9
                                                                                   -------                -------
              Cash From Operating Activities                                          45.6                   29.4
                                                                                   -------                -------

INVESTING ACTIVITIES
       Proceeds From Sale of Investments                                              15.0                    9.9
       Additions to Investments                                                      (19.8)                 (15.8)
       Additions to Property, Plant and Equipment                                    (30.1)                 (15.3)
       Acquisitions - Net of Cash Acquired                                           (15.7)                 (16.8)
       Other - Net                                                                    12.4                   (3.6)
                                                                                   -------                -------
              Cash For Investing Activities                                          (38.2)                 (41.6)
                                                                                   -------                -------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                        8.2                    8.7
       Issuance of Long-Term Debt                                                     35.0                    3.6
       Changes in Notes Payable - Net                                                 79.5                   79.4
       Reductions of Long-Term Debt                                                  (38.6)                  (3.8)
       Dividends on Preferred and Common Stock                                       (18.9)                 (18.0)
                                                                                   -------                -------
              Cash From Financing Activities                                          65.2                   69.9
                                                                                   -------                -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (0.4)                   0.8
                                                                                   -------                -------
CHANGE IN CASH AND CASH EQUIVALENTS                                                   72.2                   58.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     101.5                   89.4
                                                                                   -------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 173.7                $ 147.9
                                                                                   =======                =======



SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                          $17.3                  $17.7
              Income Taxes                                                           $15.5                   $3.4

-------------------------------------------------------------------------------------------------------------------
                          The accompanying  notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's 1999 Form 10-K. In the opinion of the Company, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year.

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                       Electric   Automotive      Water                   Corporate
                                        Consolidated   Services    Services     Services   Investments     Charges
-------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
---------------------
March 31, 2000
--------------

Operating Revenue                         $  322.6     $  141.6     $119.5<F1>   $ 28.0      $ 33.6         $(0.1)
Operation and Other Expense                  234.0        107.0       90.0         17.7        15.0<F3>       4.3
Depreciation and Amortization Expense         20.3         11.5        4.8          3.8         0.1           0.1
Interest Expense                              16.3          5.2        3.9          2.6           -           4.6
                                          --------     --------     ------       ------      ------         -----
Operating Income (Loss)                       52.0         17.9       20.8          3.9        18.5          (9.1)
Distribution on Redeemable
     Preferred Securities of Subsidiary        1.5          0.4          -            -           -           1.1
Income Tax Expense (Benefit)                  20.1          6.8        8.9          1.5         7.0          (4.1)
                                          --------     --------     ------       ------      ------         -----
Net Income (Loss)                         $   30.4     $   10.7     $ 11.9       $  2.4      $ 11.5         $(6.1)
                                          ========     ========     ======       ======      ======         =====

Total Assets                              $2,534.2     $1,054.7     $848.7<F2>   $318.2      $312.2         $ 0.4
Property, Plant and Equipment             $1,277.1     $  771.0     $250.9       $255.2           -             -
Accumulated Depreciation and
     Amortization                         $  935.4     $  677.0     $ 60.5       $195.9      $  2.0             -
Capital Expenditures                      $   30.1     $    9.7     $ 15.1       $  5.3           -             -

-------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
---------------------
March 31, 1999
--------------

Operating Revenue                         $  257.7     $  132.2     $ 96.8<F1>   $ 24.4      $  4.4         $(0.1)
Operation and Other Expense                  193.2         97.8       72.9         15.7         4.1<F3>       2.7
Depreciation and Amortization Expense         18.4         10.9        4.2          3.2           -           0.1
Interest Expense                              14.2          5.3        2.4          2.4           -           4.1
                                          --------     --------     ------       ------      ------         -----
Operating Income (Loss) Before Capital Re     31.9         18.2       17.3          3.1         0.3          (7.0)
Loss from Investment in Capital Re            (2.4)           -          -            -        (2.4)           -
                                          --------      -------     ------       ------      ------         -----
Operating Income (Loss)                       29.5         18.2       17.3          3.1        (2.1)         (7.0)
Distribution on Redeemable
     Preferred Securities of Subsidiary        1.5          0.4          -            -           -           1.1
Income Tax Expense (Benefit)                   7.1          6.8        7.7          1.2        (5.0)         (3.6)
                                          --------     --------     ------       ------      ------         -----
Net Income (Loss)                         $   20.9     $   11.0     $  9.6       $  1.9      $  2.9         $(4.5)
                                          ========     ========     ======       ======      ======         =====

Total Assets                              $2,417.8     $1,033.1     $722.6<F2>   $306.2      $355.5         $ 0.4
Property, Plant and Equipment             $1,204.9     $  764.9     $195.3       $244.7           -             -
Accumulated Depreciation and
    Amortization                          $  843.1     $  607.1     $ 44.7       $189.6      $  1.7             -
Capital Expenditures                      $   15.3     $    6.6     $  4.5       $  4.2           -             -

-------------------------------------------------------------------------------------------------------------------

<F1>   Included $17.1 million of Canadian operating revenue in 2000 ($11.4 million in 1999).
<F2>   Included $149.6 million of Canadian assets in 2000 ($89.1 million in 1999).
<F3>   Included $0.2 million of minority interest in 2000 ($0.1 million in 1999).

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

Customer groups which paid more under uniform rates have appealed the FPSC's January 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. The Company has appealed the $2.5 million refund order. Initial briefs were filed by all parties in May 1998. In June 1998 the Court of Appeals reversed its previous ruling that the FPSC was without authority to order uniform rates at which time customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs in September 1998. A mediation session was held in September 1999. The parties could not reach settlement of any issues. A provision for refund related to the $2.5 million refund order was recorded in 1999. The parties await the establishment of a briefing schedule. A decision is not expected before 2001. The Company is unable to predict the timing or outcome of the appeals process.

NOTE 3.    INCOME TAX EXPENSE

                                                     Quarter Ended
                                                        March 31,
                                              2000                   1999
--------------------------------------------------------------------------------
Millions

     Current Tax
         Federal                             $ 19.6                 $ 10.0
         Foreign                                0.5                    0.4
         State                                  3.3                    1.6
                                             ------                 ------
                                               23.4                   12.0
                                             ------                 ------
     Deferred Tax
         Federal                               (2.3)                  (1.6)
         Foreign                               (0.1)                     -
         State                                 (0.5)                  (2.9)
                                             ------                 ------
                                               (2.9)                  (4.5)
                                             ------                 ------

     Deferred Tax Credits                      (0.4)                  (0.4)
                                             ------                 ------
              Total Income Tax Expense       $ 20.1                 $  7.1

--------------------------------------------------------------------------------

                                      -5-

NOTE 4.    TOTAL COMPREHENSIVE INCOME

For the quarter ended March 31, 2000 total comprehensive income was $49.0 million ($21.9 million for the quarter ended March 31, 1999). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation adjustments.

NOTE 5.    ACQUISITIONS

ADESA AUCTION FACILITIES. On January 1, 2000 ADESA Canada Inc. acquired an additional 26 percent of Impact Auto Auctions Ltd. bringing the total ownership percentage to 73 percent. The Company anticipates acquiring the remaining 27 percent by the end of 2000. Impact Auto Auctions Ltd. is a business that auctions salvaged vehicles at several locations in Canada.

On February 7, 2000 ADESA purchased the Mission City Auto Auction in San Diego, California. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. The Mission City auction, which has been renamed ADESA San Diego, operates six auction lanes on 30 acres with full reconditioning facilities. AFC has opened an office at ADESA San Diego.

The transactions described in the two preceding paragraphs had a combined purchase price of $15.7 million. The Company funded these transactions with internally generated funds.

NOTE 6.    LONG-TERM DEBT

On March 30, 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 30, 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

NOTE 7.    SQUARE BUTTE PURCHASED POWER CONTRACT

The Company has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in the Company's electric service territory and enables the Company to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-megawatt coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

The Company is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce the Company's entitlement by 5 percent annually, to a minimum of 50 percent. The Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2000 Square Butte had total debt outstanding of $329.6 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2000 through 2003 and $23 million in 2004. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota
Power, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Minnesota Power is a multi-services company with operations in four business segments: (1) Electric Services, which include electric and gas services, coal mining and telecommunications; (2) Automotive Services, which include a network of vehicle auctions, an automobile dealer finance company, an auto transport company, a vehicle remarketing company and a company that provides field information services; (3) Water Services, which include water and wastewater services and (4) Investments, which include a securities portfolio, intermediate-term investments and real estate operations. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.

CONSOLIDATED OVERVIEW

Strong performance by each of the Company's operating segments contributed to a 45 percent increase in 2000 net income over the first three months of 1999 and a 43 percent increase in earnings per share over the first three months of 1999.

                                                                          Quarter Ended
                                                                            March 31,
                                                               2000                        1999
---------------------------------------------------------------------------------------------------
                                                                            Millions
       Operating Revenue
           Electric Services                                 $ 141.6                    $  132.2
           Automotive Services                                 119.5                        96.8
           Water Services                                       28.0                        24.4
           Investments                                          33.6                         4.4
           Corporate Charges                                    (0.1)                       (0.1)
                                                             -------                    --------
                                                             $ 322.6                    $  257.7
                                                             =======                    ========
       Operating Expenses
           Electric Services                                 $ 123.7                    $  114.0
           Automotive Services                                  98.7                        79.5
           Water Services                                       24.1                        21.3
           Investments                                          15.1                         4.1
           Corporate Charges                                     9.0                         6.9
                                                             -------                    --------
                                                             $ 270.6                    $  225.8
                                                             =======                    ========
       Net Income
           Electric Services                                 $  10.7                    $   11.0
           Automotive Services                                  11.9                         9.6
           Water Services                                        2.4                         1.9
           Investments                                          11.5                         2.9
           Corporate Charges                                    (6.1)                       (4.5)
                                                             -------                    --------
                                                             $  30.4                    $   20.9
                                                             =======                    ========

---------------------------------------------------------------------------------------------------
       Basic and Diluted
             Earnings Per Share of Common Stock                $0.43                       $0.30
       Average Shares of Common Stock - Millions                69.1                        67.8
---------------------------------------------------------------------------------------------------

NET INCOME

The following net income discussion summarizes significant events for the quarter ended March 31, 2000.

Electric Services reflected stable net income in 2000 and strong megawatthour sales. An 11 percent increase in megawatthour sales was offset by lower demand revenue from large industrial customers and higher purchased power expenses.

Automotive Services reported higher net income in 2000 due to a 13 percent increase in the number of vehicles sold through ADESA auction facilities and a 31 percent increase in the number of vehicles financed through AFC's loan production offices.

Water Services generated higher net income in 2000. Water consumption was up 17 percent in 2000 as a result of customer growth, one additional month of PCUC operations and drier weather conditions.

Investments reported higher net income in 2000 because of significant sales by the Company's real estate operations, improved returns on the Company's securities portfolio and gains on intermediate-term investments in emerging technologies relating to the electric industry.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND 1999

OPERATING REVENUE

Electric Services operating revenue was $9.4 million higher in 2000. Megawatthour sales were up 11 percent from 1999 while the average price of power sold was 4 percent lower in 2000. More sales from wholesale power marketing activities and higher requirements by large industrial retail customers led to the increase in megawatthour sales. Megawatthour sales from wholesale power marketing activities increased 63 percent in 2000 and contributed $4.4 million more to revenue. Megawatthour sales to industrial customers increased 5 percent in 2000 and contributed $1.4 million more to revenue. The average price of power sold was lower in 2000 primarily because of lower wholesale prices and $0.8 million less demand revenue from large industrial customers.

Revenue from electric sales to taconite customers accounted for 13 percent of consolidated operating revenue in 2000 (16 percent in 1999). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in 2000 (6 percent in 1999). Sales to other power suppliers accounted for 6 percent of consolidated operating revenue in both 2000 and 1999.

Automotive Services operating revenue was $22.7 million higher in 2000 primarily due to increased sales at ADESA auction facilities and financing at AFC loan production offices. At ADESA auction facilities 295,000 vehicles were sold in 2000 (260,000 in 1999). Financial results for 2000 included three months of operations for two auction facilities acquired in April and July of 1999 and two months of operations for one auction facility acquired in February 2000. AFC financed approximately 195,000 vehicles in 2000 (149,000 in 1999) through its 84 loan production offices.

Water Services operating revenue was $3.6 million higher in 2000 because of a 17 percent increase in water consumption. Customer growth, the inclusion of water systems acquired during 1999 and drier weather conditions led to the increase in water consumption.

Investments operating revenue was $29.2 million higher in 2000. Significant sales by the Company's real estate operations were the primary reason for the increase. In 2000 two large sales contributed $17.2 million to revenue. One of these sales was real estate operations' largest single transaction to date. Improved returns from the securities portfolio and $3.6 million of gains on intermediate-term investments in emerging technologies relating to the electric industry also contributed to higher operating revenue from Investments in 2000. The Company's securities portfolio reported an after-tax return of 3.96 percent in 2000 (0.06 percent in 1999).

OPERATING EXPENSES

Electric Services operating expenses were $9.7 million higher in 2000 primarily due to increased purchased power expense. Purchased power expense was higher because of increased prices in the wholesale market and more megawatthours bought to support additional wholesale power marketing activities and the higher requirements of industrial customers.

Automotive Services operating expenses were $19.2 million higher in 2000 primarily because of increased sales activity at the auction facilities and financing activity at the automobile dealer floorplan financing business. The inclusion of three additional vehicle auctions also increased operating expenses at the auction facilities in 2000.

Water Services operating expenses were $2.8 million higher in 2000 due to the inclusion of water systems acquired in 1999.

Investments operating expenses were $11.0 million higher in 2000 due to the cost of property sold by the Company's real estate operations.

INCOME TAX EXPENSE

Income tax expense was $13 million higher in 2000 primarily the result of an increase in operating income.

OUTLOOK

ELECTRIC SERVICES. As the electric industry continues to restructure, the contribution from Electric Services is expected to remain stable with a solid customer base. Approximately half of the electricity the Company sells is to large industrial customers, primarily taconite producers, which have long-term all-requirements contracts. Approximately 80 percent of the ore consumed by integrated steel facilities in the Great Lakes region originates from five taconite customers of Minnesota Power.

The domestic steel industry continues to face high levels of imported products. In 1999 the United States imported 35,657,000 net tons of steel, higher than any year except 1998. That level is also 14.4 percent higher than in 1997, the last record year prior to the unprecedented import surge in 1998. Overall steel prices remain somewhat depressed. Despite the high level of imports, the strong U.S. economy is helping fuel demand for steel produced domestically. Through March 2000, production of U.S. steel mills was up approximately 20 percent over the same time period in 1999.

AUTOMOTIVE SERVICES. ADESA is the second largest and the fastest growing vehicle auction business in North America. ADESA projects a 10 percent estimated annual growth in vehicles sold through sales at existing and new auction facilities. AFC, the largest independent automobile dealer floorplan financing business in North America, estimates a 15 to 20 percent annual growth in receivables at existing locations. AFC also plans to grow through the introduction of new products and services. The Company is unable to predict the impact of the recently announced merger between Manheim Auctions, Inc. and ADT Automotive Holdings, Inc. on AFC's offices located at ADT auctions.

WATER SERVICES includes the largest investor owned water utilities in both Florida and North Carolina. The Company continues to position itself by selectively acquiring targeted water systems and developing a non-regulated presence in the contract maintenance business. Both Florida Water and Heater operate in states that are currently experiencing rapid population growth which should contribute to annual customer growth of 3 to 5 percent over the next two years.

INVESTMENTS. Over the last 5 years, sales by real estate operations have been 3 to 4 times the acquisition cost of property sold, creating strong cash generation and profitability. The real estate strategy is to acquire large portfolios of property, add value and resell them at going market prices.

LIQUIDITY AND FINANCIAL POSITION

CASH FLOW ACTIVITIES. Cash flow from operations during the first quarter of 2000 reflected improved operating results and continued focus on working capital management. Cash from operating activities was also affected by a number of factors representative of normal operations.

Working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses, and approximately 7 million original issue shares of Common Stock are available for issuance through the DRIP.

A substantial amount of ADESA's working capital is generated internally from payments made by vehicle purchasers. However, ADESA has arrangements to use the proceeds from the sale of commercial paper issued by the Company to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

AFC also has arrangements to use proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement which expires at the end of 2002. At March 31, 2000 AFC had sold $347.3 million of finance receivables to the special purpose subsidiary ($296.8 million at December 31, 1999). Third party purchasers had purchased an undivided interest in finance receivables of $247 million from this subsidiary at March 31, 2000 ($225 million at December 31, 1999). Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold; a discount rate was not used due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $67.0 million at March 31, 2000 ($57.6 million at December 31, 1999). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at March 31, 2000 compared to December 31, 1999 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

In January 2000 ADESA Canada Inc. acquired an additional 26 percent of Impact Auto Auctions Ltd. bringing the total ownership percentage to 73 percent. The Company anticipates acquiring the remaining 27 percent by the end of 2000. Impact Auto Auctions Ltd. is a business that auctions salvaged vehicles at several locations in Canada.

In February 2000 ADESA purchased the Mission City Auto Auction in San Diego, California. The Mission City auction, which has been renamed ADESA San Diego, operates six auction lanes on 30 acres with full reconditioning facilities. AFC has opened an office at ADESA San Diego.

The transactions described in the two preceding paragraphs had a combined purchase price of $15.7 million. The Company funded these transactions with internally generated funds.

In March 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 30, 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

In April 2000 the Company redeemed $10 million, or 100,000 shares, of Redeemable Serial Preferred Stock A, $7.125 Series. Proceeds from the Company's securities portfolio were used to fund this redemption.

In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million leveraged lease transaction. The new lease expires on April 1, 2010, but may be terminated after 2005 under certain conditions. Minnesota Power has guaranteed ADESA's obligations under the lease.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the three months ended March 31, 2000 totaled $30.1 million ($15.3 million in 1999). Expenditures for 2000 included $9.7 million for Electric Services, $15.1 million for Automotive Services and $5.3 million for Water Services. Internally generated funds and the issuance of long-term debt were the primary sources of funding for these expenditures.

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

                              --------------------

Readers are cautioned that forward-looking statements including those contained above, should be read in conjunction with the Company's disclosures under the heading: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" located in the preface of this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies. In strategies designed to hedge overall market risks, the Company also sells common stock short. Investments held for an indeterminate period of time are classified as available-for-sale securities and also recorded at fair value. Available-for-sale securities consisted of 4.7 million shares of ACE Limited and securities in a grantor trust established to fund certain employee benefits.

     March 31, 2000                                         Fair Value
     ----------------------------------------------------------------------
     Millions

           Trading Securities Portfolio                        $181.3
           Available-For-Sale Securities Portfolio             $124.2
     ----------------------------------------------------------------------



PART II.   OTHER INFORMATION
ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1999 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1999 Form 10-K.

Ref. Page 4. - First and Second Paragraphs

The domestic steel industry continues to face high levels of imported products. In 1999 the United States imported 35,657,000 net tons of steel, higher than any year except 1998. That level is also 14.4 percent higher than in 1997, the last record year prior to the unprecedented import surge in 1998. Overall steel prices remain somewhat depressed.

Despite the high level of imports, the strong U.S. economy is helping fuel demand for steel produced domestically. Through March 2000, production of U.S. steel mills is up approximately 20 percent over the same time period in 1999.

Ref. Page 7. - Eighth Paragraph

On April 12, 2000 MAPP, of which Minnesota Power is a member, approved the execution of a Memorandum of Understanding (MOU) with the Mid-American Interconnected Network (MAIN) to merge the reliability functions of the two organizations into a Regional Reliability Organization (RRO). MAIN approved the MOU on April 7, 2000. The new RRO will be designed and structured to comply with statutory requirements applicable to regional reliability organizations. Definitive agreements are expected to be completed by July 2000. The goal is to have the new RRO operational by November 2000. Both organizations provide for the reliable transmission of electric power in the central United States.

Ref. Page 8. - First Paragraph

The Minnesota Department of Commerce (DOC) approved the petitions of several of the Company's largest customers to opt-out of the CIP minimum spending requirements. As a result, the Company has indicated to the DOC that its 2000 and 2001 minimum spending level of $5.6 million has been reduced to $2.7 million annually.

On February 18, 2000 the MPUC issued its order regarding the denial of Minnesota Power's 1998 lost margin recovery. Minnesota Power timely filed a Notice of Appeal of the MPUC's decision with the Minnesota Court of Appeals (Court of Appeals). Northern States Power Company (NSP) also filed a

Notice of Appeal regarding its similar denial of lost margin recovery. On March 23, 2000 the Court of Appeals issued an order consolidating the Minnesota Power and NSP appeals because they raise almost identical legal issues. Initial briefs will be filed by mid June 2000. The Company cannot predict the timeframe or the outcome of the Court of Appeals decision in this matter.

Ref. Page 9. - Fourth Full Paragraph

On April 14, 2000 Minnesota Power and Great River Energy signed an agreement to form Split Rock Energy LLC (Split Rock). Split Rock was formed as a result of the alliance between Minnesota Power and Great River Energy. The alliance between the two companies combines power supply capabilities and customer loads for power pool operations. Ownership of existing generation assets and current customer supply arrangements will not change for either company. Split Rock will contract for exclusive services from MPEX, the Company's power marketing division. Pending regulatory approval, Split Rock is expected to begin operations during the second quarter of 2000.

Split Rock has submitted filings with the FERC for approval to use market-based rates and applied for membership in the MAPP as a transmission-using member. This membership application was approved by MAPP. Split Rock is currently resolving certain issues raised by several MAPP operating committees to allow Split Rock to combine the load and capability of both Minnesota Power and Great River Energy for joint operating and reporting purposes. Minnesota Power has also filed for MPUC approval of all transactional agreements entered into with Split Rock. Great River Energy is in the process of receiving approval from the Rural Utilities Service to assign its native load and power and marketing obligations to Split Rock.

Ref. Page 12. - Third Full Paragraph

On January 1, 2000 ADESA Canada Inc. acquired an additional 26 percent of Impact Auto Auctions Ltd. bringing the total ownership percentage to 73 percent. The Company anticipates acquiring the remaining 27 percent by the end of 2000. Impact Auto Auctions Ltd. is a business that auctions salvaged vehicles at several locations in Canada.

On February 7, 2000 ADESA purchased the Mission City Auto Auction in San Diego, California. The Mission City auction, which has been renamed ADESA San Diego, operates six auction lanes on 30 acres with full reconditioning facilities. With the San Diego auction facility, ADESA has three auction facilities in California. ADESA Sacramento was acquired in 1997 and ADESA Los Angeles opened in April 2000. AFC has opened an office at ADESA San Diego. California is one of America's largest car markets.

In April 2000 operations also began at ADESA Concord, located in Concord, Massachusetts. ADESA now owns and operates 32 vehicle auction facilities.

Ref. Page 12. - Footnotes to Table

In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million leveraged lease transaction. The new lease is treated as an operating lease for financial reporting purposes and expires on April 1, 2010. The lease may be terminated after 2005 under certain conditions. Minnesota Power has guaranteed ADESA's obligations under the lease.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         4 (a) Guarantee of Minnesota Power, dated as of March 30, 2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010.

         4 (b) ADESA Corporation Officer's Certificate 2-D-2, dated as of March 30, 2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010.

        10 (a) Participation Agreement, dated as of March 31, 2000, among Asset Holdings III, L.P., as Lessor, ADESA Corporation, as Lessee, SunTrust Bank, as Credit Bank, and Cornerstone Funding Corporation I, as Issuer.

        10 (b) Lease Agreement, dated as of March 31, 2000, between Asset Holdings III, L.P., as Lessor and ADESA Corporation, as Lessee.

        10 (c) Reimbursement Agreement, dated as of March 31, 2000, between SunTrust Bank, as Credit Bank, and Asset Holdings III, L.P., as Lessor.

        10 (d) Appendix I to Participation Agreement, Lease Agreement and Reimbursement Agreement, all which are dated as of March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities.

        10 (e) Assignment of Lease and Rents (without Exhibit A) entered into as of March 31, 2000, by and between Asset Holdings III, L.P., as Lessor and SunTrust Bank, as Credit Bank.

        10 (f) Limited Guaranty of Minnesota Power, dated as of March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities.

        27        Financial Data Schedule for the Three Months Ended March 31,
                  2000.


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

                                                      Minnesota Power, Inc.
                                                 -------------------------------
                                                          (Registrant)



May 9, 2000                                               D. G. Gartzke
                                                 -------------------------------
                                                          D. G. Gartzke
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer



May 9, 2000                                               Mark A. Schober
                                                 -------------------------------
                                                          Mark A. Schober
                                                            Controller

                                INDEX TO EXHIBITS

Exhibit
Number

   4 (a) Guarantee of Minnesota Power, dated as of March 30, 2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010.

   4 (b) ADESA Corporation Officer's Certificate 2-D-2, dated as of March 30, 2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010.

   10 (a) Participation Agreement, dated as of March 31, 2000, among Asset Holdings III, L.P., as Lessor, ADESA Corporation, as Lessee, SunTrust Bank, as Credit Bank, and Cornerstone Funding Corporation I, as Issuer.

   10 (b) Lease Agreement, dated as of March 31, 2000, between Asset Holdings III, L.P., as Lessor and ADESA Corporation, as Lessee.

   10 (c) Reimbursement Agreement, dated as of March 31, 2000, between SunTrust Bank, as Credit Bank, and Asset Holdings III, L.P., as Lessor.

   10 (d) Appendix I to Participation Agreement, Lease Agreement and Reimbursement Agreement, all which are dated as of March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities.

   10 (e) Assignment of Lease and Rents (without Exhibit A) entered into as of March 31, 2000, by and between Asset Holdings III, L.P., as Lessor and SunTrust Bank, as Credit Bank.

   10 (f) Limited Guaranty of Minnesota Power, dated as of March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities.

   27       Financial Data Schedule for the Three Months Ended March 31, 2000.