Form 10-Q
period 2000-06-30
MINNESOTA POWER INC
filed 2000-08-03
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2000

                                       or

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




                           Common Stock, no par value,
                          74,259,810 shares outstanding
                               as of July 31, 2000



                              MINNESOTA POWER, INC.

                                      INDEX

                                                                                               Page
Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2000 and December 31, 1999                                           1

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2000 and 1999                           2

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2000 and 1999                                       3

              Notes to Consolidated Financial Statements                                         4

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     9

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk                   16

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders                          16

         Item 5.   Other Information                                                            17

         Item 6.   Exhibits and Reports on Form 8-K                                             18

Signatures                                                                                      19

                                   DEFINITIONS

          The following abbreviations or acronyms are used in the text.

Abbreviation or Acronym              Term
-----------------------              -------------------------------------------

1999 Form 10-K                       Minnesota Power's Annual Report on Form
                                       10-K for the Year Ended December 31, 1999
ACE                                  ACE Limited
ADESA                                ADESA Corporation
ADESA Canada                         ADESA Canada Inc.
ADT                                  ADT Automotive Holdings, Inc.
AFC                                  Automotive Finance Corporation
AFG                                  Auction Finance Group, Inc.
CAG                                  Canadian Auction Group
Capital Re                           Capital Re Corporation
Common Stock                         Minnesota Power, Inc. Common Stock
Company                              Minnesota Power, Inc. and its subsidiaries
DRIP                                 Dividend Reinvestment and Stock Purchase
                                       Plan
ESOP                                 Employee Stock Ownership Plan
FERC                                 Federal Energy Regulatory Commission
Heater                               Heater Utilities, Inc.
Impact Auto                          Impact Auto Auctions Ltd. and Suburban
                                       Auto Parts Inc., collectively
Florida Water                        Florida Water Services Corporation
FPSC                                 Florida Public Service Commission
FTC                                  Federal Trade Commission
LTV                                  LTV Steel Company, Inc.
Manheim                              Manheim Auctions, Inc.
MAPP                                 Mid-Continent Area Power Pool
Mid South                            Mid South Water Systems, Inc.
Minnesota Power                      Minnesota Power, Inc. and its subsidiaries
MPUC                                 Minnesota Public Utilities Commission
NCUC                                 North Carolina Utilities Commission
Note ____                            Note ____ to the consolidated financial
                                       statements included in this Quarterly
                                       Report on Form 10-Q
PCUC                                 Palm Coast Utility Corporation
PSCW                                 Public Service Commission of Wisconsin
SEC                                  United States Securities and Exchange
                                       Commission
Spruce Creek                         Spruce Creek South Utilities Inc.
Square Butte                         Square Butte Electric Cooperative

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions) are not statements of historical facts and may be forward-looking.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                   MINNESOTA POWER
                                             CONSOLIDATED BALANCE SHEET
                                                      Millions
                                                                                     JUNE 30,        DECEMBER 31,
                                                                                      2000              1999
                                                                                    Unaudited          Audited
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and Cash Equivalents                                                      $   193.7         $   101.5
     Trading Securities                                                                  98.1             179.6
     Accounts Receivable (Less Allowance of $15.4 and $13.9)                            283.3             176.4
     Inventories                                                                         26.5              24.2
     Prepayments and Other                                                              106.3              82.8
                                                                                    ---------         ---------
        Total Current Assets                                                            707.9             564.5

Property, Plant and Equipment                                                         1,311.5           1,258.8
Investments                                                                             109.0             197.2
Goodwill                                                                                322.2             181.0
Other Assets                                                                            109.6             111.1
                                                                                    ---------         ---------
TOTAL ASSETS                                                                        $ 2,560.2         $ 2,312.6
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
     Accounts Payable                                                               $   292.1         $   124.7
     Accrued Taxes, Interest and Dividends                                               86.9              79.4
     Notes Payable                                                                      126.7              96.5
     Long-Term Debt and Preferred Stock Due Within One Year                              19.2               9.1
     Other                                                                               75.7              88.6
                                                                                    ---------         ---------
        Total Current Liabilities                                                       600.6             398.3
Long-Term Debt                                                                          720.1             712.8
Accumulated Deferred Income Taxes                                                       125.8             139.9
Other Liabilities                                                                       152.0             149.3
                                                                                    ---------         ---------
        Total Liabilities                                                             1,598.5           1,400.3
                                                                                    ---------         ---------
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary MP&L Capital I
     Which Holds Solely Company Junior Subordinated Debentures                           75.0              75.0

Redeemable Serial Preferred Stock                                                           -              20.0

STOCKHOLDERS' EQUITY
Cumulative Preferred Stock                                                               11.5              11.5
Common Stock Without Par Value, 130.0 Shares Authorized
     74.2 and 73.5 Shares Outstanding                                                   565.7             552.0
Unearned ESOP Shares                                                                    (57.5)            (59.2)
Accumulated Other Comprehensive Income (Loss)                                            (0.5)              2.4
Retained Earnings                                                                       367.5             310.6
                                                                                    ---------         ---------
        Total Stockholders' Equity                                                      886.7             817.3
                                                                                    ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 2,560.2         $ 2,312.6
-------------------------------------------------------------------------------------------------------------------
                          The accompanying notes are an integral part of these statements.


                                                   MINNESOTA POWER
                                          CONSOLIDATED STATEMENT OF INCOME
                                    Millions Except Per Share Amounts - Unaudited

                                                                   QUARTER ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                               2000            1999          2000            1999
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Electric Services                                       $ 138.9        $  135.3      $  280.5         $ 267.5
     Automotive Services                                       129.7           104.0         249.2           200.8
     Water Services                                             31.7            29.9          59.7            54.3
     Investments                                                26.7            10.0          60.2            14.3
                                                             -------        --------      --------         -------
         Total Operating Revenue                               327.0           279.2         649.6           536.9
                                                             -------        --------      --------         -------
OPERATING EXPENSES
     Fuel and Purchased Power                                   55.1            52.3         109.9            99.9
     Operations                                                199.6           170.9         399.1           334.9
     Interest Expense                                           15.2            14.4          31.5            28.6
                                                             -------        --------      --------         -------
         Total Operating Expenses                              269.9           237.6         540.5           463.4
                                                             -------        --------      --------         -------

OPERATING INCOME BEFORE CAPITAL RE AND ACE                      57.1            41.6         109.1            73.5

INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE
     AND RELATED DISPOSITION OF ACE                             48.0           (13.4)         48.0           (15.8)
                                                             -------        --------      --------         -------

OPERATING INCOME                                               105.1            28.2         157.1            57.7

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF SUBSIDIARY                          1.5             1.5           3.0             3.0

INCOME TAX EXPENSE                                              39.4            24.8          59.5            31.9
                                                             -------        --------      --------         -------

NET INCOME                                                      64.2             1.9          94.6            22.8

DIVIDENDS ON PREFERRED STOCK                                     0.3             0.5           0.8             1.0
                                                             -------        --------      --------         -------

EARNINGS AVAILABLE FOR COMMON STOCK                          $  63.9        $    1.4      $   93.8         $  21.8
                                                             =======        ========      ========         =======

AVERAGE SHARES OF COMMON STOCK                                  69.6            68.2          69.4            68.0

BASIC AND DILUTED
     EARNINGS PER SHARE OF COMMON STOCK                        $0.92           $0.02         $1.35           $0.32

DIVIDENDS PER SHARE OF COMMON STOCK                          $0.2675         $0.2675        $0.535          $0.535


-------------------------------------------------------------------------------------------------------------------
                           The accompanying notes are an integral part of this statement.


                                                   MINNESOTA POWER
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                Millions - Unaudited
                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     2000                   1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $  94.6                $  22.8
       (Gain) Loss From Investment in Capital Re
          and Related Disposition of ACE                                             (48.0)                  15.8
       Depreciation and Amortization                                                  41.4                   37.8
       Deferred Income Taxes                                                         (12.8)                   7.6
       Changes In Operating Assets and Liabilities
          Trading Securities                                                          81.5                    1.1
          Accounts Receivable                                                        (89.5)                (128.2)
          Inventories                                                                 (2.3)                  (0.4)
          Accounts Payable                                                           153.6                  125.1
          Other Current Assets and Liabilities                                       (28.3)                 (29.9)
       Other - Net                                                                    14.0                   10.9
                                                                                   -------                -------
              Cash From Operating Activities                                         204.2                   62.6
                                                                                   -------                -------

INVESTING ACTIVITIES
       Proceeds From Sale of Investments                                             144.6                   36.1
       Additions to Investments                                                      (27.6)                 (20.1)
       Additions to Property, Plant and Equipment                                    (56.5)                 (42.7)
       Acquisitions - Net of Cash Acquired                                          (181.0)                 (64.6)
       Other - Net                                                                     9.0                   (1.3)
                                                                                   -------                -------
              Cash For Investing Activities                                         (111.5)                 (92.6)
                                                                                   -------                -------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       13.1                   14.9
       Issuance of Long-Term Debt                                                     48.8                   25.6
       Changes in Notes Payable - Net                                                 30.2                   83.3
       Reductions of Long-Term Debt                                                  (41.4)                  (7.7)
       Redemption of Preferred Stock                                                 (10.0)                     -
       Dividends on Preferred and Common Stock                                       (37.7)                 (36.5)
                                                                                   -------                -------
              Cash From Financing Activities                                           3.0                   79.6
                                                                                   -------                -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (3.5)                   2.1
                                                                                   -------                -------
CHANGE IN CASH AND CASH EQUIVALENTS                                                   92.2                   51.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     101.5                   89.4
                                                                                   -------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 193.7                $ 141.1
                                                                                   =======                =======

SUPPLEMENTAL CASH FLOW INFORMATION

       Cash Paid During the Period For
              Interest - Net of Capitalized                                          $24.0                  $30.8
              Income Taxes                                                           $54.6                  $27.2


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

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                       Electric    Automotive     Water                   Corporate
                                       Consolidated    Services     Services    Services    Investments    Charges
-------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
---------------------
June 30, 2000
-------------

Operating Revenue                          $327.0        $138.9     $129.7<F1>    $31.7      $ 26.8         $(0.1)
Operation and Other Expense                 233.6         106.2       95.2         18.8        10.2<F2>       3.2
Depreciation and Amortization Expense        21.1          11.6        5.7          3.7           -           0.1
Interest Expense                             15.2           5.3        3.8          2.5           -           3.6
                                           ------        ------     ------        -----      ------         -----
Operating Income (Loss) Before ACE           57.1          15.8       25.0          6.7        16.6          (7.0)
Income from Disposition of ACE               48.0             -          -            -        48.0             -
                                           ------        ------     ------        -----      ------         -----
Operating Income (Loss)                     105.1          15.8       25.0          6.7        64.6          (7.0)
Distribution on Redeemable
     Preferred Securities of Subsidiary       1.5           0.5          -            -           -           1.0
Income Tax Expense (Benefit)                 39.4           6.0       10.3          2.6        24.0          (3.5)
                                           ------        ------     ------        -----      ------         -----
Net Income (Loss)                          $ 64.2        $  9.3     $ 14.7        $ 4.1      $ 40.6         $(4.5)
                                           ======        ======     ======        =====      ======         =====

-------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
---------------------
June 30, 1999
-------------

Operating Revenue                          $279.2        $135.3     $104.0<F1>    $29.9      $ 10.0         $   -
Operation and Other Expense                 203.8         104.1       75.9         17.8         3.5<F2>       2.5
Depreciation and Amortization Expense        19.4          11.4        4.4          3.4         0.1           0.1
Interest Expense                             14.4           5.3        2.5          2.5           -           4.1
                                           ------        ------     ------        -----      ------         -----
Operating Income (Loss)
     Before Capital Re                       41.6          14.5       21.2          6.2         6.4          (6.7)
Loss from Investment in Capital Re          (13.4)            -          -            -       (13.4)            -
                                           ------        ------     ------        -----      ------         -----
Operating Income (Loss)                      28.2          14.5       21.2          6.2        (7.0)         (6.7)
Distribution on Redeemable
     Preferred Securities of Subsidiary       1.5           0.5          -            -           -           1.0
Income Tax Expense (Benefit)                 24.8           5.4        9.2          2.4        10.7          (2.9)
                                           ------        ------     ------        -----      ------         -----
Net Income (Loss)                          $  1.9        $  8.6     $ 12.0        $ 3.8      $(17.7)        $(4.8)
                                           ======        ======     ======        =====      ======         =====

-------------------------------------------------------------------------------------------------------------------

<F1>    Included $26.2 million of Canadian operating revenue in 2000 ($13.4 million in 1999).
<F2>    Included $0.2 million of minority interest in 2000 ($0.1 million in 1999).

                                       -4-

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                       Electric    Automotive     Water                   Corporate
                                       Consolidated    Services     Services    Services    Investments    Charges
-------------------------------------------------------------------------------------------------------------------
For the Six Months Ended
------------------------
June 30, 2000
-------------

Operating Revenue                         $  649.6     $  280.5   $  249.2<F1>   $ 59.7      $ 60.4        $ (0.2)
Operation and Other Expense                  467.6        213.2      185.2         36.5        25.2<F3>       7.5
Depreciation and Amortization Expense         41.4         23.1       10.5          7.5         0.1           0.2
Interest Expense                              31.5         10.5        7.7          5.1           -           8.2
                                          --------     --------   --------       ------      ------        ------
Operating Income (Loss) Before ACE           109.1         33.7       45.8         10.6        35.1         (16.1)
Income from Disposition of ACE                48.0            -          -            -        48.0             -
                                          --------     --------   --------       ------      ------        ------
Operating Income (Loss)                      157.1         33.7       45.8         10.6        83.1         (16.1)
Distribution on Redeemable
     Preferred Securities of Subsidiary        3.0          0.9          -            -           -           2.1
Income Tax Expense (Benefit)                  59.5         12.8       19.2          4.1        31.0          (7.6)
                                          --------     --------   --------       ------      ------        ------
Net Income (Loss)                         $   94.6     $   20.0   $   26.6       $  6.5      $ 52.1        $(10.6)
                                          ========     ========   ========       ======      ======        ======

Total Assets                              $2,560.2     $  889.4   $1,073.8<F2>   $324.4      $272.1        $  0.5
Property, Plant and Equipment             $1,311.5     $  769.4   $  279.5       $262.6           -             -
Accumulated Depreciation and
     Amortization                         $1,018.0     $  650.7   $  162.5       $202.8      $  2.0             -
Capital Expenditures                      $   56.5     $   20.4   $   24.5       $ 11.6           -             -

-------------------------------------------------------------------------------------------------------------------

For the Six Months Ended
------------------------
June 30, 1999
-------------

Operating Revenue                         $  536.9     $  267.5   $  200.8<F1>   $ 54.3      $ 14.4        $ (0.1)
Operation and Other Expense                  397.0        201.9      148.8         33.5         7.6<F3>       5.2
Depreciation and Amortization Expense         37.8         22.3        8.6          6.6         0.1           0.2
Interest Expense                              28.6         10.6        4.9          4.9           -           8.2
                                          --------     --------   --------       ------      ------        ------
Operating Income (Loss)
     Before Capital Re                        73.5         32.7       38.5          9.3         6.7         (13.7)
Loss from Investment in Capital Re           (15.8)           -          -            -       (15.8)            -
                                          --------     --------   --------       ------      ------        ------
Operating Income (Loss)                       57.7         32.7       38.5          9.3        (9.1)        (13.7)
Distribution on Redeemable
     Preferred Securities of Subsidiary        3.0          0.9          -            -           -           2.1
Income Tax Expense (Benefit)                  31.9         12.2       16.9          3.6         5.7          (6.5)
                                          --------     --------   --------       ------      ------        ------
Net Income (Loss)                         $   22.8     $   19.6   $   21.6       $  5.7      $(14.8)       $ (9.3)
                                          ========     ========   ========       ======      ======        ======

Total Assets                              $2,438.3     $1,018.7   $  733.0<F2>   $322.3      $363.9        $  0.4
Property, Plant and Equipment             $1,220.4     $  766.7   $  199.5       $254.2           -             -
Accumulated Depreciation and
     Amortization                         $  865.7     $  617.7   $   49.2       $197.0      $  1.8             -
Capital Expenditures                      $   42.7     $   20.9   $   12.5       $  9.3           -             -

-------------------------------------------------------------------------------------------------------------------

<F1>     Included $44.3 million of Canadian operating revenue in 2000 ($24.8 million in 1999).
<F2>     Included $227.9 million of Canadian assets in 2000 ($100.7 million in 1999).
<F3>     Included $0.4 million of minority interest in 2000 ($0.2 million in 1999).

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

NOTE 3.    INCOME TAX EXPENSE

                                                           Quarter Ended                   Six Months Ended
                                                              June 30,                         June 30,
                                                          2000         1999               2000          1999
-------------------------------------------------------------------------------------------------------------------
Millions
     Current Tax
         Federal                                         $ 43.1       $ 12.5             $ 62.7        $ 22.5
         Foreign                                            0.6          0.5                1.1           0.9
         State                                              5.2         (0.7)               8.5           0.9
                                                         ------       ------             ------        ------
                                                           48.9         12.3               72.3          24.3
                                                         ------       ------             ------        ------
     Deferred Tax
         Federal                                           (8.3)        13.3              (10.6)         11.7
         Foreign                                           (0.2)           -               (0.3)            -
         State                                             (0.8)        (0.5)              (1.3)         (3.4)
                                                         ------       ------             ------        ------
                                                           (9.3)        12.8              (12.2)          8.3
                                                         ------       ------             ------        ------
     Deferred Tax Credits                                  (0.2)        (0.3)              (0.6)         (0.7)
                                                         ------       ------             ------        ------
              Total Income Tax Expense                   $ 39.4       $ 24.8             $ 59.5        $ 31.9
-------------------------------------------------------------------------------------------------------------------

NOTE 4.    TOTAL COMPREHENSIVE INCOME

For the quarter ended June 30, 2000 total comprehensive income was $42.7 million ($1.5 million loss for the quarter ended June 30, 1999). For the six months ended June 30, 2000 total comprehensive income was $91.7 million ($20.4 million for the six months ended June 30, 1999). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation adjustments.

NOTE 5.    ACQUISITIONS

ADESA AUCTION FACILITIES. On June 20, 2000 ADESA acquired all of the outstanding common shares of Auction Finance Group, Inc. (AFG). AFG, which is headquartered in Miami, Florida, owns CAAG Auto Auction Holdings Ltd., a wholesale automotive remarketing company with locations throughout Canada, doing business as Canadian Auction Group. The transaction was accounted for using the purchase method which included an estimated allocation of the purchase price. Final purchase accounting adjustments are not expected to be material. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. This acquisition added 13 vehicle auction facilities and associated dealer financing business to ADESA's existing locations and established ADESA as the premier automotive services company in Canada.

On May 31, 2000 ADESA Canada purchased the remaining 27 percent of Impact Auto. ADESA Canada acquired 20 percent of Impact Auto on October 1, 1995, 27 percent in March 1999 and another 26 percent in January 2000. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of each purchase. Pro forma financial results have not been presented due to immateriality. Impact Auto is Canada's largest national salvage auction chain with 11 sites in six provinces. Impact Auto provides remarketing services to insurance companies for their "total loss" vehicles.

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

The transactions described in the three preceding paragraphs had a combined purchase price of approximately $175.5 million and resulted in goodwill of $145.9 million, which the Company expects to amortize over a 40-year useful life. The Company funded these transactions with proceeds from the sale of ACE shares and proceeds from the sale of a portion of the Company's securities portfolio.

SPRUCE CREEK SOUTH UTILITIES INC. On June 29, 2000 Florida Water purchased the assets of Spruce Creek for $5.5 million, plus a commitment to pay a fee for water connections through June 2005. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. Spruce Creek serves 3,100 water and 2,500 wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate 10,000 customers. The Company funded this transaction with internally generated funds.

NOTE 6.    INVESTMENTS IN CAPITAL RE AND ACE

In May 2000 Minnesota Power recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of the 4.7 million shares of ACE that Minnesota Power received in December 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 Minnesota Power recorded a $36.2 million, or $0.52 per share, after-tax non-cash charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of Minnesota Power's equity accounting for Capital Re and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger.

NOTE 7.    LONG-TERM DEBT

On March 30, 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 30, 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

On June 22, 2000 Minnesota Power refinanced $4.6 million of 6.875% Pollution Control Revenue Refunding Bonds, Series 1991-A with $4.6 million of Adjustable Rate Pollution Control Revenue Refunding Bonds Series 2000 due December 1, 2015. The new bonds had an initial rate of 4.75%.

On June 29, 2000 Heater issued an $8 million, 8.24%, note to COBANK, ACB, due June 20, 2025. Proceeds were used to refinance short-term indebtedness incurred for the 1999 acquisition of Mid South and capital improvements in 1999 and 2000.

NOTE 8.    PREFERRED STOCK

In April 2000 the Company redeemed all 100,000 shares of Redeemable Serial Preferred Stock A, $7.125 Series for an aggregate of $10 million. Proceeds from the Company's securities portfolio were used to fund this redemption.

NOTE 9.    SQUARE BUTTE PURCHASED POWER CONTRACT

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

The Company is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce the Company's entitlement by 5 percent annually, to a minimum of 50 percent. The Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2000 Square Butte had total debt outstanding of $329.6 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2000 through 2003 and $23 million in 2004. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of Minnesota
Power, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

MINNESOTA POWER is a multi-services company with operations in four business segments: (1) ELECTRIC SERVICES, which include electric and gas services, coal mining and telecommunications; (2) AUTOMOTIVE SERVICES, which include a network of vehicle auctions, a finance company, an auto transport company, a vehicle remarketing company and a company that provides field information services; (3) WATER SERVICES, which include water and wastewater services; and (4) INVESTMENTS, which include a securities portfolio, intermediate-term investments and real estate operations. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.

CONSOLIDATED OVERVIEW

For the quarter and six months ended June 30, 2000 the Company reported continued strong performance across all business segments. Significant acquisitions and growth in Automotive Services and the performance of Investments contributed to higher operating results in 2000.

Excluding the Capital Re and ACE transactions (see net income discussion for Investments below), net income for the second quarter of 2000 increased 30 percent over the second quarter of 1999 and net income for the six months ended June 30, 2000 increased 37 percent over the same period in 1999. Excluding the Capital Re and ACE transactions, earnings per share were $0.48 for the second quarter of 2000, an increase of 30 percent over the second quarter of 1999 and earnings per share were $0.91 per share for the six months ended June 30, 2000, a 36 percent increase over the same period in 1999.

                                                                    Quarter Ended                    Year to Date
                                                                      June 30,                         June 30,
                                                                2000           1999                2000        1999
--------------------------------------------------------------------------------------------------------------------
Millions
     Operating Revenue
         Electric Services                                     $138.9         $135.3              $280.5      $267.5
         Automotive Services                                    129.7          104.0               249.2       200.8
         Water Services                                          31.7           29.9                59.7        54.3
         Investments                                             26.8           10.0                60.4        14.4
         Corporate Charges                                       (0.1)             -                (0.2)       (0.1)
                                                               ------         ------              ------      ------
                                                               $327.0         $279.2              $649.6      $536.9
     Operating Expenses
         Electric Services                                     $123.1         $120.8              $246.8      $234.8
         Automotive Services                                    104.7           82.8               203.4       162.3
         Water Services                                          25.0           23.7                49.1        45.0
         Investments                                             10.2            3.6                25.3         7.7
         Corporate Charges                                        6.9            6.7                15.9        13.6
                                                               ------         ------              ------      ------
                                                               $269.9         $237.6              $540.5      $463.4
     Net Income

         Electric Services                                     $  9.3         $  8.6              $ 20.0      $ 19.6
         Automotive Services                                     14.7           12.0                26.6        21.6
         Water Services                                           4.1            3.8                 6.5         5.7
         Investments                                             10.2<F1>        6.4<F2>            21.7<F1>     9.3<F2>
         Corporate Charges                                       (4.5)          (4.8)              (10.6)       (9.3)
                                                               ------         ------              ------      ------
                                                                 33.8           26.0                64.2        46.9
         Capital Re and ACE Transactions                         30.4          (24.1)               30.4       (24.1)
                                                               ------         ------              ------      ------
                                                               $ 64.2         $  1.9              $ 94.6      $ 22.8

--------------------------------------------------------------------------------------------------------------------

     Basic and Diluted Earnings Per Share of Common Stock

         Before Capital Re and ACE Transactions                $ 0.48      $ 0.37                 $ 0.91      $ 0.67
         Capital Re and ACE Transactions                         0.44       (0.35)                  0.44       (0.35)
                                                               ------      ------                 ------      ------
                                                               $ 0.92      $ 0.02                 $ 1.35      $ 0.32

     Average Shares of Common Stock - Millions                   69.6        68.2                   69.4        68.0

--------------------------------------------------------------------------------------------------------------------

<F1> Including the $30.4 million gain  associated with the ACE  transaction,  net income from  Investments was $40.6 million for the quarter  ended June 30, 2000 and $52.1 million for the six months ended June 30, 2000.
    (See Note 6.)

<F2> Including the $24.1 million  non-cash charge  associated with the Capital Re transaction,  net income from
     Investments  was a $17.7 million loss for the quarter  ended  June 30,  1999 and a $14.8  million  loss for the six months ended June 30, 1999. (See Note 6.)

NET INCOME

The following net income discussion summarizes significant events for the six months ended June 30, 2000.

ELECTRIC   SERVICES   reflected  stable  net  income  in  2000  with  growth  in megawatthour sales offset by associated expenses.

AUTOMOTIVE SERVICES reported higher net income in 2000 due to increased sales activity at ADESA auctions facilities and increased financing activity at AFC's loan production offices. During 2000 ADESA acquired or opened 16 new vehicle auction facilities, completed the acquisition of 11 salvage auction facilities and announced plans to purchase 9 additional vehicle auction facilities in the third quarter of 2000.

WATER SERVICES generated higher net income in 2000 due to increased water consumption as a result of drier weather conditions and customer growth. Net income in 2000 also reflected higher rates approved by the FPSC in 1999.

INVESTMENTS reported higher net income in 2000 because of significant sales by the Company's real estate operations, improved returns on the Company's securities portfolio and gains on intermediate-term investments in emerging technologies relating to the electric industry.

In May 2000 Minnesota Power recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of the 4.7 million shares of ACE that Minnesota Power received in December 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 Minnesota Power recorded a $36.2 million, or $0.52 per share, after-tax non-cash charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of Minnesota Power's equity accounting for Capital Re and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2000 AND 1999

OPERATING REVENUE

ELECTRIC SERVICES operating revenue was up $3.6 million in 2000, even though total megawatthour sales were about the same as in 1999. Megawatthour sales from retail customers were 5 percent higher in 2000 and contributed $3.8 million more to revenue. The increase was primarily due to higher requirements from large industrial customers. Megawatthour sales from wholesale power marketing activities decreased 28 percent in 2000 and contributed $2.3 million less to revenue due to cooler weather in 2000. Non-regulated subsidiaries within Electric Services contributed $1.1 million more to revenue in 2000.

Revenue from electric sales to taconite customers accounted for 13 percent of consolidated operating revenue in 2000 (14 percent in 1999). Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in both 2000 and 1999. Sales to other power suppliers accounted for 6 percent of consolidated operating revenue in 2000 (8 percent in 1999).

AUTOMOTIVE SERVICES operating revenue was up $25.7 million in 2000 primarily due to a 14 percent increase in vehicles sold through ADESA auction facilities and a 16 percent increase in the number of vehicles financed at AFC loan production offices. At ADESA auction facilities 307,000 vehicles were sold in 2000 (270,000 in 1999). The increase in vehicles sold was primarily attributable to new auctions acquired or opened in 1999 and 2000. Financial results for 2000 included three months of operations for one auction facility acquired in July of 1999, one auction facility acquired in February 2000 and two auction facilities opened in April 2000. Financial results for 2000 also reflected one month of operations for 11 salvage auctions acquired in May 2000 and a partial month of operations for 13 auction facilities acquired in June 2000. AFC financed approximately 202,000 vehicles in 2000 (175,000 in 1999). AFC had 86 loan production offices at June 30, 2000 (84 at June 30, 1999).

WATER SERVICES operating revenue was up $1.8 million in 2000 because of a 10 percent increase in water consumption. Drier weather conditions, customer growth and the inclusion of water systems acquired during 1999 and early 2000 led to the increase in water consumption. In addition, revenue in 2000 was $0.3 million higher due to higher rates approved by the FPSC in 1999.

INVESTMENTS operating revenue was up $16.8 million in 2000. Significant sales by the Company's real estate operations were the primary reason for the increase. In 2000 revenue from real estate operations was $15.1 million higher. The increase was primarily attributed to four large sales that contributed $13.1 million to revenue. Revenue from Investments was also higher due to $2.7 million of gains on intermediate-term investments in emerging technologies relating to the electric industry.

OPERATING EXPENSES

ELECTRIC SERVICES operating expenses were up $2.3 million in 2000 primarily due to increased fuel expense. Fuel expense was $5.8 million higher in 2000 because the Company paid higher prices for coal and generated 422,000, or 36 percent, more megawatthours. Purchased power expense was $3.0 million lower in 2000 because the Company purchased 411,000, or 37 percent, fewer megawatthours. During 1999 one of the Company's generating plants was down for scheduled maintenance which forced the Company to incur higher purchased power expense in 1999 to meet requirements.

AUTOMOTIVE SERVICES operating expenses were up $21.9 million in 2000 primarily due to the inclusion of new vehicles auctions facilities acquired or opened in late 1999 and 2000. Increased sales activity at existing auction facilities and financing activity at the automobile dealer floorplan financing business also increased operating expenses in 2000.

WATER SERVICES operating expenses were up $1.3 million in 2000 due to the inclusion of water systems acquired in the second quarter of 1999 and early 2000.

INVESTMENTS operating expenses were up $6.6 million in 2000 due to the cost of property sold by the Company's real estate operations.

INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE AND RELATED DISPOSITION OF ACE

Income (loss) from investment in Capital Re and related disposition of ACE reflected a $48 million gain on the disposition of ACE shares in 2000 and a $16.1 million non-cash charge associated with the loss on the Capital Re share exchange at June 30, 1999.

INCOME TAX EXPENSE

Income tax expense was up $14.6 million in 2000 primarily due to the gain on the disposition of ACE shares and increased operating income. In 1999 income tax expense included the recognition of $15.0 million of deferred taxes related to the Company's investment in Capital Re.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

OPERATING REVENUE

ELECTRIC SERVICES operating revenue was up $13.0 million in 2000 primarily due to a 5 percent increase in megawatthour sales. More sales from wholesale power marketing activities and higher requirements by large industrial customers led to the increase in megawatthour sales. Megawatthour sales from wholesale power marketing activities increased 6 percent in 2000 and contributed $2.1 million more to revenue, while megawatthour sales to industrial customers increased 5 percent in 2000 and contributed $4.4 million more to revenue. Residential and commercial megawatthour sales were up 2 percent in 2000 and contributed $1.8 million more to revenue. In addition, non-regulated subsidiaries within Electric Services contributed $1.9 million more to revenue in 2000.

Revenue from electric sales to taconite customers accounted for 13 percent of consolidated operating revenue in 2000 (15 percent in 1999). Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in both 2000 and 1999. Sales to other power suppliers accounted for 6 percent of consolidated operating revenue in 2000 (7 percent in 1999).

AUTOMOTIVE SERVICES operating revenue was up $48.4 million in 2000 primarily due to a 14 percent increase in vehicles sold through ADESA auction facilities and a 23 percent increase in the number of vehicles financed at AFC loan production offices. At ADESA auction facilities 602,000 vehicles were sold in 2000 (530,000 in 1999). The increase in vehicles sold was primarily attributable to new auctions acquired or opened in 1999 and 2000. Financial results for 2000 included six months of operations for two auction facilities acquired in 1999, five months of operations for one auction facility acquired in February 2000 and three months of operations for two auction facilities opened in April 2000. Financial results for 2000 also reflected one month of operations for 11 salvage auctions acquired in May 2000 and a partial month of operations for 13 auction facilities acquired in June 2000. AFC financed approximately 397,000 vehicles in 2000 (323,000 in 1999). AFC had 86 loan production offices at June 30, 2000 (84 at June 30, 1999).

WATER SERVICES operating revenue was up $5.4 million in 2000 because of a 13 percent increase in water consumption. Drier weather conditions, customer growth and the inclusion of water systems acquired during 1999 and early 2000 led to the increase in water consumption. In addition, revenue in 2000 was $0.5 million higher due to higher rates approved by the FPSC in 1999.

INVESTMENTS operating revenue was up $46.0 million in 2000. Significant sales by the Company's real estate operations were the primary reason for the increase. In 2000 seven large sales contributed $31.9 million to revenue. Improved returns from the securities portfolio and the $6.3 million of gains on intermediate-term investments in emerging technologies relating to the electric industry also contributed to higher operating revenue from Investments in 2000. The Company's securities portfolio recorded an after-tax return of 6.02 percent in 2000 (3.32 percent in 1999).

OPERATING EXPENSES

ELECTRIC SERVICES operating expenses were up $12.0 million in 2000 primarily due to increased fuel and purchased power expenses. Fuel expense was $5.8 million higher in 2000 because the Company paid higher prices for coal and generated 418,000, or 15 percent, more megawatthours to support the higher requirements of industrial retail customers. Purchased power expense was $4.2 million higher in 2000 because of increased prices in the wholesale market and more megawatthours bought to meet MPEX's marketing activities in the first quarter of 2000. MPEX is the Company's wholesale power marketing division.

AUTOMOTIVE SERVICES operating expenses were up $41.1 million in 2000 primarily due to the inclusion of new vehicles auctions facilities acquired or opened in 1999 and 2000. Increased sales activity at the auction facilities and financing activity at the automobile dealer floorplan financing business also increased operating expenses in 2000.

WATER SERVICES operating expenses were up $4.1 million in 2000 due to the inclusion of water systems acquired in the second quarter of 1999 and early 2000.

INVESTMENTS operating expenses were up $17.6 million in 2000 due to the cost of property sold by the Company's real estate operations.

INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE AND RELATED DISPOSITION OF ACE

Income (loss) from investment in Capital Re and related disposition of ACE reflected a $48 million gain on the disposition of ACE shares in 2000 and a $16.1 million non-cash charge associated with the loss on the Capital Re share exchange at June 30, 1999.

INCOME TAX EXPENSE

Income tax expense was up $27.6 million in 2000 primarily due to the gain on the disposition of the ACE shares and increased operating income. In 1999 income tax expense included the recognition of $15.0 million of deferred taxes related to the Company's investment in Capital Re.

OUTLOOK

ELECTRIC SERVICES. As the electric industry continues to restructure, the contribution from Electric Services is expected to remain stable with a solid customer base. Approximately half of the electricity the Company sells is to Large Power Customers, primarily taconite producers, which have long-term all-requirements contracts. Approximately 80 percent of the ore consumed by integrated steel facilities in the Great Lakes region originates from five taconite customers of Minnesota Power.

On May 24, 2000 LTV announced its intention to close permanently its taconite pellet operation in Hoyt Lakes, Minnesota because it is no longer able to provide taconite pellets of competitive quality or cost. The financial impact of the LTV closure on Minnesota Power is minimal because LTV is not a Large Power Customer. LTV plans to close in the summer of 2001.

The domestic steel industry continues to face high levels of imported products. Through May 2000, finished steel imports, at 12,599,000 net tons, were 17 percent higher than in the same period in 1999 and remain on pace to exceed 30 million tons this year. In 1999 the United States imported 35,657,000 tons of steel, higher than any year except 1998. Overall steel prices remain somewhat depressed.

On a national level, despite the high level of imports, the strong U.S. economy continues to help fuel demand for domestically produced steel.

AUTOMOTIVE SERVICES. ADESA is the second largest and the fastest growing vehicle auction business in North America. In May 2000 ADESA purchased the remaining 27 percent ownership in Impact Auto, which added 11 salvage auctions to the Automotive Services segment. The June 2000 acquisition of AFG added 13 Canadian vehicle auction facilities and associated dealer financing business to ADESA and established ADESA as the premier automotive services company in Canada. The ADESA/Manheim transaction, which is scheduled to close in the third quarter of 2000, will add nine vehicle auction facilities to ADESA. These acquisitions are expected to increase the number of vehicles sold by 60 percent in the near term with additional growth potential in the future. ADESA currently owns (or leases) and operates 45 vehicle auction facilities throughout the United States and Canada. Once the Manheim transaction closes and operations begin at the Calgary auction, which is under construction, ADESA will have 55 vehicle auction facilities. By the end of 2000 AFC will exit 17 of the 21 ADT auctions where it now has loan production offices. AFC plans to continue to serve these areas from newly established loan production offices or from other existing offices. AFC does not anticipate that the relocations will have a material financial impact.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES. Cash flow from operations during the six months ended June 30, 2000 reflected improved operating results and continued focus on working capital management. Cash from operating activities was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. In addition, securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses and approximately 6 million original issue shares of Common Stock are available for issuance through the DRIP.

A substantial amount of ADESA's working capital is generated internally from payments for services provided. However, ADESA has arrangements to use the proceeds from the sale of commercial paper issued by the Company to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

AFC also has arrangements to use proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement which expires at the end of 2002. At June 30, 2000 AFC had sold $333.1 million of finance receivables to the special purpose subsidiary ($296.8 million at December 31, 1999). Third party purchasers had purchased an undivided interest in finance receivables of $237 million from this subsidiary at June 30, 2000 ($225 million at December 31, 1999). Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold; a discount rate was not used due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $79.5 million at June 30, 2000 ($57.6 million at December 31, 1999). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at June 30, 2000 compared to December 31, 1999 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

SALE OF INVESTMENTS. In May 2000 Minnesota Power sold its 4.7 million shares of ACE. Minnesota Power received the ACE shares and $25 million in cash in December 1999 when Capital Re merged with ACE. Prior to the merger, Minnesota Power owned
7.3 million shares, or 20 percent, of Capital Re. The $127 million in proceeds from the sale of ACE shares and proceeds from the sale of a portion of the Company's securities portfolio were used to fund the acquisitions of AFG and Impact Auto.

ACQUISITIONS. In February 2000 ADESA purchased the Mission City Auto Auction in San Diego, California. The Mission City auction, which has been renamed ADESA San Diego, operates six auction lanes on 30 acres with full reconditioning facilities.

In May 2000 ADESA Canada purchased the remaining 27 percent of Impact Auto. ADESA Canada acquired 20 percent of Impact Auto on October 1, 1995, 27 percent in March 1999 and another 26 percent in January 2000. Impact is Canada's largest national salvage auction chain with 11 sites in six provinces. Impact Auto provides remarketing services to insurance companies for their "total loss" vehicles.

In June 2000 ADESA acquired all of the outstanding common shares of AFG. AFG, which is headquartered in Miami, Florida, owns CAAG Auto Auction Holdings Ltd., a wholesale automotive remarketing company with locations throughout Canada, doing business as Canadian Auction Group. The acquisition of AFG added 13 vehicle auction facilities and associated dealer financing business to ADESA's existing locations and established ADESA as the premier automotive services company in Canada.

The transactions described in the three preceding paragraphs had a combined purchase price of approximately $175.5 million. The Company funded these transactions with proceeds from the sale of ACE shares and proceeds from the sale of a portion of the Company's securities portfolio.

In July 2000 ADESA signed a definitive agreement with Manheim to buy eight ADT auctions and one Manheim auction for $251 million. In January 2000 Manheim agreed to purchase 28 ADT auctions. Following FTC review of the Manheim/ADT transaction, Manheim agreed to sell the nine auctions ADESA intends to purchase. The ADESA/Manheim transaction is subject to approval by the FTC and satisfaction of various other customary conditions. Closing is anticipated in the third quarter of 2000. The Company expects to finance the transaction through the issuance of long-term debt. As a result of these transactions, by the end of 2000 AFC will exit 17 of the 21 ADT auctions where it now has loan production offices. AFC plans to continue to serve these areas from newly established loan production offices or from other existing offices. AFC does not anticipate that the relocations will have a material financial impact.

In June 2000 Florida Water purchased the assets of Spruce Creek for $5.5 million, plus a commitment to pay fees for water connections through June 2005. Spruce Creek serves 3,100 water and 2,500 wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate 10,000 customers. The Company funded this transaction with internally generated funds.

LONG-TERM DEBT. In March 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 30, 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

In June 2000 Minnesota Power refinanced $4.6 million of 6.875% Pollution Control Revenue Refunding Bonds, Series 1991-A with $4.6 million of Adjustable Rate Pollution Control Revenue Refunding Bonds Series 2000 due December 1, 2015. The new bonds had an initial rate of 4.75%.

In June 2000 Heater issued an $8 million, 8.24%, note to COBANK, ACB, due June 20, 2025. Proceeds were used to refinance short-term indebtedness incurred for the 1999 acquisition of Mid South and capital improvements in 1999 and 2000.

On July 21, 2000 the Company filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933 for an aggregate of $400 million of first mortgage bonds and debt securities. The registration statement has not yet been declared effective by the SEC. Any offer and sale of the first mortgage bonds and debt securities will be made only by means of a prospectus.

PREFERRED STOCK. In April 2000 the Company redeemed all 100,000 shares of Redeemable Serial Preferred Stock A, $7.125 Series for an aggregate of $10 million. In July 2000 the Company redeemed all 100,000 shares of Redeemable Serial Preferred Stock A, $6.70 Series for an aggregate of $10 million. Proceeds from the sale of a portion of the Company's securities portfolio were used to fund these redemptions.

In July 2000 the Company called all 113,358 outstanding shares of 5% Preferred Stock at $102.50 per share plus accrued and unpaid dividends of $0.75 per share. The redemption date is August 24, 2000. Internally generated funds will be used to fund this redemption.

LEASES. In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million leveraged lease transaction. The new lease expires on April 1, 2010, but may be terminated after 2005 under certain conditions. Minnesota Power has guaranteed ADESA's obligations under the lease.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the six months ended June 30, 2000 totaled $56.5 million ($42.7 million in 1999). Expenditures for 2000 included $20.4 million for Electric Services, $24.5 million for Automotive Services and $11.6 million for Water Services. Internally generated funds and the issuance of long-term debt were the primary sources of funding for these expenditures.

NEW ACCOUNTING STANDARDS

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

                         ------------------------------

Readers are cautioned that forward-looking statements including those contained above, should be read in conjunction with the Company's disclosures under the heading: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" located in the preface of this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies. In strategies designed to hedge overall market risks, the Company also sells common stock short. Investments held for an indeterminate period of time are classified as available-for-sale securities and also recorded at fair value. Available-for-sale securities consisted of securities in a grantor trust established to fund certain employee benefits. In May 2000 Minnesota Power sold its entire investment in ACE. (See
Note 6.)

         June 30, 2000                                      Fair Value
         -------------------------------------------------------------------
         Millions

               Trading Securities Portfolio                     $98.1
               Available-For-Sale Securities Portfolio          $15.6

         -------------------------------------------------------------------




PART II.   OTHER INFORMATION
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held its Annual Meeting of Shareholders on May 12, 2000.

(b)      Not applicable.

(c) The election of directors and the appointment of independent accountants were voted on at the Annual Meeting of Shareholders.

         The results were as follows:

                                                           Votes
                                                        Withheld or                              Broker
         Directors                   Votes For            Against          Abstentions          Nonvotes
         ---------                   ---------            -------          -----------          --------
         Kathleen A. Brekken         60,712,617           969,462               -                   -
         Merrill K. Cragun           60,781,641           900,438               -                   -
         Dennis E. Evans             60,668,305         1,013,774               -                   -
         Glenda E. Hood              60,689,798           992,281               -                   -
         Peter J. Johnson            60,816,228           865,851               -                   -
         George L. Mayer             60,827,600           854,479               -                   -
         Jack I. Rajala              60,774,686           907,393               -                   -
         Edwin L. Russell            55,351,436         6,330,643               -                   -
         Arend J. Sandbulte          58,430,776         3,251,303               -                   -
         Nick Smith                  60,741,616           940,463               -                   -
         Bruce W. Stender            60,832,047           850,032               -                   -
         Donald C. Wegmiller         58,440,100         3,241,979               -                   -


         Independent Accountants
         -----------------------

         PricewaterhouseCoopers LLP  60,675,157           474,377            532,545                -

(d)      Not applicable.

ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1999 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1999 Form 10-K.

Ref. Page 4. - First and Second Paragraphs

Ref. 10-Q for the quarter ended March 31, 2000, Page 11. - Third and Fourth Paragraphs

The domestic steel industry continues to face high levels of imported products. Through May 2000, finished steel imports, at 12,599,000 net tons, were 17 percent higher than in the same period in 1999 and remain on pace to exceed 30 million tons this year. In 1999 the United States imported 35,657,000 tons of steel, higher than any year except 1998. Overall steel prices remain somewhat depressed.

On a national level, despite the high level of imports, the strong U.S. economy continues to help fuel demand for domestically produced steel.

Ref. Page 5. - Second Paragraph

On May 24, 2000 LTV announced its intention to close permanently its taconite pellet operation in Hoyt Lakes, Minnesota because it is no longer able to provide taconite pellets of competitive quality or cost. The financial impact of the LTV closure on Minnesota Power is minimal because LTV is not a full-requirements customer. LTV plans to close in the summer of 2001.

Ref. Page 9. - Fourth Full Paragraph

Ref. 10-Q for the quarter ended March 31, 2000, Page 12. - Second Full Paragraph

During the second quarter of 2000 Split Rock Energy LLC received the necessary regulatory approvals and began operations in June 2000.

Ref. Page 12. - Third Full Paragraph

Ref. 10-Q for the quarter ended March 31, 2000, Page 9. - Third Paragraph Ref. 8-K filed June 28, 2000

On July 28, 2000 ADESA signed a definitive agreement with Manheim to buy eight ADT auctions and one Manheim auction for $251 million. In January 2000 Manheim agreed to purchase 28 ADT auctions. Following FTC review of the Manheim/ADT transaction, Manheim agreed to sell the nine auctions ADESA intends to purchase. The ADESA/Manheim transaction is subject to approval by the FTC and satisfaction of various other customary conditions. Closing is anticipated in the third quarter of 2000. The Company expects to finance the transaction through the issuance of long-term debt. As a result of these transactions, by the end of 2000 AFC will exit 17 of the 21 ADT auctions where it now has loan production offices. AFC plans to continue to serve these areas from newly established loan production offices or from other existing offices. AFC does not anticipate that the relocations will have a material financial impact.

Ref. Page 14. - Fourth Full Paragraph

In June 2000 Florida Water purchased the assets of Spruce Creek for $5.5 million, plus a commitment to pay fees for water connections through June 2005. Spruce Creek serves 3,100 water and 2,500 wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate 10,000 customers. The Company funded this transaction with internally generated funds.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10 (a) Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. and Split Rock Energy LLC.

    10 (b) Letter addressed to the Federal Regulatory Commission, dated April 21, 2000, amending the Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. and Split Rock Energy LLC.

    27       Financial Data Schedule for the Six Months Ended June 30, 2000.


(b) Reports on Form 8-K.

    Report on Form 8-K filed June 20, 2000 with respect to Item 5. Other Events.

    Report on Form 8-K filed June 28, 2000 with respect to Item 5. Other Events.

    Report on Form 8-K filed July 19, 2000 with respect to Item 7. Financial Statements and Exhibits.

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

                                                       Minnesota Power, Inc.
                                                 -------------------------------
                                                           (Registrant)





August 3, 2000                                            D. G. Gartzke
                                                 -------------------------------
                                                          D. G. Gartzke
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer

August 3, 2000                                           Mark A. Schober
                                                 -------------------------------
                                                         Mark A. Schober
                                                           Controller

                                  EXHIBIT INDEX

Exhibit
Number

   10(a) Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. and Split Rock Energy LLC.

   10(b) Letter addressed to the Federal Regulatory Commission, dated April 21, 2000, amending the Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. and Split Rock Energy LLC.

   27       Financial Data Schedule for the Six Months Ended June 30, 2000.