Form 10-Q
period 2000-09-30
ALLETE
filed 2000-10-27
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2000

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



                           Commission File No. 1-3548


                                     ALLETE
                 (LEGALLY INCORPORATED AS MINNESOTA POWER, INC.)

                             A Minnesota Corporation
                   IRS Employer Identification No. 41-0418150
                             30 West Superior Street
                          Duluth, Minnesota 55802-2093
                           Telephone - (218) 279-5000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  Yes     X      No
                        -----       -----



                           Common Stock, no par value,
                          74,478,061 shares outstanding
                            as of September 30, 2000

                                     ALLETE

                                      INDEX

                                                                            Page
Part I.  Financial Information

         Item 1. Financial Statements

             Consolidated Balance Sheet -
                 September 30, 2000 and December 31, 1999                     1

             Consolidated Statement of Income -
                 Quarter and Nine Months Ended September 30, 2000
                 and 1999                                                     2

             Consolidated Statement of Cash Flows -
                 Nine Months Ended September 30, 2000 and 1999                3

            Notes to Consolidated Financial Statements                        4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                 17

Part II. Other Information

         Item 5. Other Information                                           18

         Item 6. Exhibits and Reports on Form 8-K                            19

Signatures                                                                   20

                                   DEFINITIONS

          The following abbreviations or acronyms are used in the text.


Abbreviation or Acronym        Term
-----------------------        -------------------------------------------------

1999 Form 10-K                 ALLETE's Annual Report on Form 10-K for the Year
                                  Ended December 31, 1999

ACE                            ACE Limited

ADESA                          ADESA Corporation

ADESA Canada                   ADESA Canada Inc.

ADT                            ADT Automotive Holdings, Inc.

AFC                            Automotive Finance Corporation

AFG                            Auction Finance Group, Inc.

ALLETE                         ALLETE and its subsidiaries

Capital Re                     Capital Re Corporation

Common Stock                   ALLETE Common Stock

Company                        ALLETE and its subsidiaries

EPS                            Earnings Per Share of Common Stock

ESOP                           Employee Stock Ownership Plan

FERC                           Federal Energy Regulatory Commission

Heater                         Heater Utilities, Inc.

Impact Auto                    Impact Auto Auctions Ltd. and Suburban Auto Parts
                                  Inc., collectively

Florida Water                  Florida Water Services Corporation

FPSC                           Florida Public Service Commission

Manheim                        Manheim Auctions, Inc.

Mid South                      Mid South Water Systems, Inc.

MPUC                           Minnesota Public Utilities Commission

NCUC                           North Carolina Utilities Commission

Note ___                       Note ___ to the consolidated financial statements
                                  included in this Quarterly Report on Form 10-Q

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

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

     - prevailing governmental policies and regulatory actions, including those those of Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW and various county regulators, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
     -  economic and geographic factors including political and economic risks;
     - changes in and compliance with environmental and safety laws and policies;
     -  weather conditions;
     -  population growth rates and demographic patterns;
     -  competition for retail and wholesale customers;
     -  pricing and transportation of commodities;
     -  market demand, including structural market changes;
     -  changes in tax rates or policies or in rates of inflation;
     -  changes in project costs;
     -  unanticipated changes in operating expenses and capital expenditures;
     -  capital market conditions;
     -  competition for new energy development opportunities; and
     - legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                       ALLETE
                                             CONSOLIDATED BALANCE SHEET
                                                      Millions
                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                    2000              1999
                                                                                  Unaudited          Audited
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and Cash Equivalents                                                    $   182.7         $   101.5
     Trading Securities                                                               104.2             179.6
     Accounts Receivable (Less Allowance of $12.4 and $13.9)                          283.8             176.4
     Inventories                                                                       28.3              24.2
     Prepayments and Other                                                            117.7              82.8
                                                                                  ---------         ---------
        Total Current Assets                                                          716.7             564.5

Property, Plant and Equipment                                                       1,327.3           1,258.8
Investments                                                                           115.3             197.2
Goodwill                                                                              326.4             181.0
Other Assets                                                                          110.7             111.1
                                                                                  ---------         ---------
TOTAL ASSETS                                                                      $ 2,596.4         $ 2,312.6
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
     Accounts Payable                                                             $   281.9         $   124.7
     Accrued Taxes, Interest and Dividends                                             71.9              79.4
     Notes Payable                                                                    207.7              96.5
     Long-Term Debt Due Within One Year                                                10.5               9.1
     Other                                                                             71.9              88.6
                                                                                  ---------         ---------
        Total Current Liabilities                                                     643.9             398.3
Long-Term Debt                                                                        709.2             712.8
Accumulated Deferred Income Taxes                                                     123.0             139.9
Other Liabilities                                                                     149.9             149.3
                                                                                  ---------         ---------
        Total Liabilities                                                           1,626.0           1,400.3
                                                                                  ---------         ---------

Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                         75.0              75.0

Redeemable Serial Preferred Stock                                                         -              20.0

STOCKHOLDERS' EQUITY
Cumulative Preferred Stock                                                                -              11.5
Common Stock Without Par Value, 130.0 Shares Authorized
     74.5 and 73.5 Shares Outstanding                                                 571.8             552.0
Unearned ESOP Shares                                                                  (56.6)            (59.2)
Accumulated Other Comprehensive Income (Loss)                                          (3.7)              2.4
Retained Earnings                                                                     383.9             310.6
                                                                                  ---------         ---------
        Total Stockholders' Equity                                                    895.4             817.3
                                                                                  ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 2,596.4         $ 2,312.6
-------------------------------------------------------------------------------------------------------------------
                          The accompanying notes are an integral part of these statements.

                                                       ALLETE
                                          CONSOLIDATED STATEMENT OF INCOME
                                   Millions Except Per Share Amounts - Unaudited

                                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                2000        1999            2000         1999
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Energy Services                                          $ 146.1     $ 154.8         $ 426.6      $ 422.3
     Automotive Services                                        137.4       105.5           386.6        306.3
     Water Services                                              30.2        31.1            89.9         85.4
     Investments                                                  9.8        16.6            70.0         30.9
                                                              -------     -------         -------      -------
         Total Operating Revenue                                323.5       308.0           973.1        844.9
                                                              -------     -------         -------      -------

OPERATING EXPENSES
     Fuel and Purchased Power                                    61.7        54.9           171.6        154.8
     Operations                                                 196.7       180.4           595.8        515.3
     Interest Expense                                            15.7        15.1            47.2         43.7
                                                              -------     -------         -------      -------
         Total Operating Expenses                               274.1       250.4           814.6        713.8
                                                              -------     -------         -------      -------

OPERATING INCOME BEFORE CAPITAL RE AND ACE                       49.4        57.6           158.5        131.1

INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE
     AND RELATED DISPOSITION OF ACE                                 -         0.3            48.0        (15.5)
                                                              -------     -------         -------      -------

OPERATING INCOME                                                 49.4        57.9           206.5        115.6

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF SUBSIDIARY                           1.5         1.5             4.5          4.5

INCOME TAX EXPENSE                                               12.9        21.9            72.4         53.8
                                                              -------     -------         -------      -------

NET INCOME                                                    $  35.0     $  34.5         $ 129.6      $  57.3
                                                              =======     =======         =======      =======


AVERAGE SHARES OF COMMON STOCK
     Basic                                                       70.0        68.6            69.6         68.2
     Diluted                                                     70.4        68.9            69.8         68.4


EARNINGS PER SHARE OF COMMON STOCK
     Basic                                                      $0.50       $0.50           $1.85        $0.82
     Diluted                                                    $0.50       $0.50           $1.84        $0.82


DIVIDENDS PER SHARE OF COMMON STOCK                           $0.2675     $0.2675         $0.8025      $0.8025


-------------------------------------------------------------------------------------------------------------------
                           The accompanying notes are an integral part of this statement.

                                                       ALLETE
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                Millions - Unaudited

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                               $ 129.6                $  57.3
       (Gain) Loss From Investment in Capital Re
          and Related Disposition of ACE                                          (48.0)                  15.5
       Depreciation and Amortization                                               63.2                   57.4
       Deferred Income Taxes                                                      (16.3)                   5.2
       Changes In Operating Assets and Liabilities
          Trading Securities                                                       75.4                   15.1
          Accounts Receivable                                                     (89.9)                (130.9)
          Inventories                                                              (4.2)                  (1.7)
          Accounts Payable                                                        143.4                  122.4
          Other Current Assets and Liabilities                                    (58.5)                 (13.5)
       Other - Net                                                                 18.3                   (5.3)
                                                                                -------                -------
              Cash From Operating Activities                                      213.0                  121.5
                                                                                -------                -------

INVESTING ACTIVITIES
       Proceeds From Sale of Investments                                          144.6                   64.5
       Additions to Investments                                                   (37.4)                 (29.5)
       Additions to Property, Plant and Equipment                                 (94.0)                 (68.6)
       Acquisitions - Net of Cash Acquired                                       (189.4)                 (93.6)
       Other - Net                                                                 10.7                   (8.3)
                                                                                -------                -------
              Cash For Investing Activities                                      (165.5)                (135.5)
                                                                                -------                -------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                    18.4                   20.8
       Issuance of Long-Term Debt                                                  51.6                   50.8
       Changes in Notes Payable - Net                                             111.2                   70.9
       Reductions of Long-Term Debt                                               (53.8)                  (8.1)
       Redemption of Preferred Stock                                              (31.5)                     -
       Dividends on Preferred and Common Stock                                    (56.2)                 (55.1)
                                                                                -------                -------
              Cash From Financing Activities                                       39.7                   79.3
                                                                                -------                -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (6.0)                   2.7
                                                                                -------                -------
CHANGE IN CASH AND CASH EQUIVALENTS                                                81.2                   68.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  101.5                   89.4
                                                                                -------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 182.7                $ 157.4
                                                                                =======                =======



SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                     $  44.7                $  47.4
              Income Taxes                                                      $  83.0                $  38.5


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


NOTE 1.    BUSINESS SEGMENTS
Millions

                                                          Energy   Automotive     Water                   Corporate
                                          Consolidated   Services   Services     Services   Investments    Charges
-------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
---------------------
September 30, 2000
------------------

Operating Revenue                            $323.5       $146.1    $137.4<F1>    $30.2      $  9.9         $(0.1)
Operation and Other Expense                   236.6        110.3     100.3         17.8         4.1<F2>       4.1
Depreciation and Amortization Expense          21.8         11.3       6.8          3.5         0.1           0.1
Interest Expense                               15.7          5.2       5.4          2.7           -           2.4
                                             ------       ------    ------        -----      ------         -----
Operating Income (Loss)                        49.4         19.3      24.9          6.2         5.7          (6.7)
Distribution on Redeemable
     Preferred Securities of Subsidiary         1.5          0.6         -            -           -           0.9
Income Tax Expense (Benefit)                   12.9          7.3       9.5          2.4         0.7          (7.0)
                                             ------       ------    ------        -----      ------         -----
Net Income (Loss)                            $ 35.0       $ 11.4    $ 15.4        $ 3.8      $  5.0         $(0.6)
                                             ======       ======    ======        =====      ======         =====

-------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
---------------------
September 30, 1999
------------------

Operating Revenue                            $308.0       $154.8    $105.5<F1>    $31.1      $ 16.7         $(0.1)
Operation and Other Expense                   215.7        105.7      80.6         18.4         7.3<F2>       3.7
Depreciation and Amortization Expense          19.6         11.4       4.4          3.7           -           0.1
Interest Expense                               15.1          5.2       3.0          2.6           -           4.3
                                             ------       ------    ------        -----      ------         -----
Operating Income (Loss) Before Capital Re      57.6         32.5      17.5          6.4         9.4          (8.2)
Income from Investment in Capital Re            0.3            -         -            -         0.3             -
                                             ------       ------    ------        -----      ------         -----
Operating Income (Loss)                        57.9         32.5      17.5          6.4         9.7          (8.2)
Distribution on Redeemable
     Preferred Securities of Subsidiary         1.5          0.4         -            -           -           1.1
Income Tax Expense (Benefit)                   21.9         13.5       7.8          2.5         3.5          (5.4)
                                             ------       ------    ------        -----      ------         -----
Net Income (Loss)                            $ 34.5       $ 18.6    $  9.7        $ 3.9      $  6.2         $(3.9)
                                             ======       ======    ======        =====      ======         =====

-------------------------------------------------------------------------------------------------------------------

<F1>   Included $33.9 million of Canadian operating revenue in 2000 ($16.9 million in 1999).
<F2>   Included $0.1 million of minority interest in 2000 ($0.7 million in 1999).

Millions

                                                         Energy   Automotive      Water                   Corporate
                                          Consolidated  Services   Services     Services    Investments    Charges
-------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended
-------------------------
September 30, 2000
------------------

Operating Revenue                          $  973.1     $  426.6  $  386.6<F1>   $ 89.9      $ 70.3        $ (0.3)
Operation and Other Expense                   704.2        323.5     285.5         54.3        29.3<F3>      11.6
Depreciation and Amortization Expense          63.2         34.4      17.3         11.0         0.2           0.3
Interest Expense                               47.2         15.7      13.1          7.8           -          10.6
                                           --------     --------  --------       ------      ------        ------
Operating Income (Loss) Before ACE            158.5         53.0      70.7         16.8        40.8         (22.8)
Income from Disposition of ACE                 48.0            -         -            -        48.0             -
                                           --------     --------  --------       ------      ------        ------
Operating Income (Loss)                       206.5         53.0      70.7         16.8        88.8         (22.8)
Distribution on Redeemable
     Preferred Securities of Subsidiary         4.5          1.5         -            -           -           3.0
Income Tax Expense (Benefit)                   72.4         20.1      28.7          6.5        31.7         (14.6)
                                           --------     --------  --------       ------      ------        ------
Net Income (Loss)                          $  129.6     $   31.4  $   42.0       $ 10.3      $ 57.1        $(11.2)
                                           ========     ========  ========       ======      ======        ======

Total Assets                               $2,596.4     $  879.7  $1,101.5<F2>   $325.0      $289.8        $  0.4
Property, Plant and Equipment              $1,327.3     $  773.7  $  291.3       $262.3           -             -
Accumulated Depreciation and Amortization  $  948.9     $  660.   $   78.3       $208.3      $  2.0             -
Capital Expenditures                       $   94.0     $   34.9  $   40.3       $ 18.8           -             -

-------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
-------------------------
September 30, 1999
------------------

Operating Revenue                          $  844.9     $  422.3  $  306.3<F1>   $ 85.4      $ 31.1        $ (0.2)
Operation and Other Expense                   612.7        307.6     229.4         51.9        14.9<F3>       8.9
Depreciation and Amortization Expense          57.4         33.7      13.0         10.3         0.1           0.3
Interest Expense                               43.7         15.8       7.9          7.5           -          12.5
                                           --------     --------  --------       ------      ------        ------
Operating Income (Loss) Before Capital Re     131.1         65.2      56.0         15.7        16.1         (21.9)
Loss from Investment in Capital Re            (15.5)           -         -            -       (15.5)            -
                                           --------     --------   -------       ------      ------        ------
Operating Income (Loss)                       115.6         65.2      56.0         15.7         0.6         (21.9)
Distribution on Redeemable
     Preferred Securities of Subsidiary         4.5          1.3         -            -           -           3.2
Income Tax Expense (Benefit)                   53.8         25.7      24.7          6.1         9.2         (11.9)
                                           --------     --------  --------       ------      ------        ------
Net Income (Loss)                          $   57.3     $   38.2  $   31.3       $  9.6      $ (8.6)       $(13.2)
                                           ========     ========  ========       ======      ======        ======

Total Assets                               $2,444.7     $1,001.7  $  788.2<F2>   $333.7      $320.7        $  0.4
Property, Plant and Equipment              $1,246.2     $  768.0  $  222.4       $255.8           -             -
Accumulated Depreciation and Amortization  $  873.8     $  624.2  $   53.2       $194.6      $  1.8             -
Capital Expenditures                       $   68.6     $   34.5  $   20.0       $ 14.1           -             -

-------------------------------------------------------------------------------------------------------------------

<F1>   Included $77.2 million of Canadian operating revenue in 2000 ($41.7 million in 1999).
<F2>   Included $229.8 million of Canadian assets in 2000 ($130.6 million in 1999).
<F3>   Included $0.5 million of minority interest in 2000 ($0.9 million in 1999).

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

NOTE 3.    INCOME TAX EXPENSE

                                                                  Quarter Ended             Nine Months Ended
                                                                  September 30,               September 30,
                                                                2000        1999            2000         1999
-------------------------------------------------------------------------------------------------------------------
Millions
     Current Tax
         Federal                                               $ 15.1      $ 19.9          $ 77.8       $ 42.4
         Foreign                                                  0.7         0.3             1.8          1.2
         State                                                    0.6         4.1             9.1          5.0
                                                               ------      ------          ------       ------
                                                                 16.4        24.3            88.7         48.6
                                                               ------      ------          ------       ------
     Deferred Tax
         Federal                                                 (2.2)       (1.4)          (12.8)        10.3
         Foreign                                                 (0.2)        0.1            (0.5)         0.1
         State                                                   (0.5)       (0.5)           (1.8)        (3.9)
                                                               ------      ------          ------       ------
                                                                 (2.9)       (1.8)          (15.1)         6.5
                                                               ------      ------          ------       ------

     Deferred Tax Credits                                        (0.6)       (0.6)           (1.2)        (1.3)
                                                               ------      ------          ------       ------

              Total Income Tax Expense                         $ 12.9      $ 21.9          $ 72.4       $ 53.8
-------------------------------------------------------------------------------------------------------------------

NOTE 4.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under the Company's Executive and Director Long-Term Incentive Compensation Plans.

Reconciliation of Basic and Diluted                              Basic               Dilutive           Diluted
Earnings Per Share                                                EPS               Securities            EPS
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Nine Months Ended September 30, 2000
------------------------------------
Net Income                                                      $ 129.6                  -             $ 129.6
Less: Dividends on Preferred Stock                                  0.9                  -                 0.9
                                                                -------                                -------
Earnings Available for Common Stock                             $ 128.7                  -             $ 128.7

Common Shares                                                      69.6                0.2                69.8

Per Share                                                         $1.85                  -               $1.84
-------------------------------------------------------------------------------------------------------------------

Stock options granted in January 1999 (0.8 million) were antidilutive and not included in determining diluted earnings per share because the exercise price exceeded the average market price of the Company's stock. There was no difference between basic and diluted earnings per share for the nine months ended September 30, 1999 or the three months ended September 30, 1999 and 2000.

The Company paid dividends on preferred stock of $0.1 million for the three months ended September 30, 2000 ($0.5 million for the three months ended September 30, 1999) and $0.9 million for the nine months ended September 30, 2000 ($1.5 million for the nine months ended September 30, 1999).


NOTE 5.    TOTAL COMPREHENSIVE INCOME

For the quarter ended September 30, 2000 total comprehensive income was $31.8 million ($3.7 million for the quarter ended September 30, 1999). For the nine months ended September 30, 2000 total comprehensive income was $123.5 million ($24.1 million for the nine months ended September 30, 1999). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation adjustments.


NOTE 6.    ACQUISITIONS

ADESA  AUCTION  FACILITIES.  On August  31,  2000 ADESA  acquired  51 percent of
Interstate Auto Auction located in Ocala, Florida. Interstate Auto Auction, which was renamed A & H, LLC and is doing business as ADESA Ocala, operates five auction lanes on 26.5 acres.

On August 11, 2000 ADESA purchased Beebe Auto Exchange, Inc. (Beebe). Beebe operated two Arkansas auto auctions: Mid-Ark Auto Auction (renamed ADESA Little
Rock) in North Little Rock and Central Arkansas Auto Auction (renamed ADESA Central Arkansas) in Beebe, Arkansas. ADESA Little Rock operates ten auction lanes on approximately 81 acres and ADESA Central Arkansas operates six auction lanes on approximately 66 acres.

On June 20, 2000 ADESA acquired all of the outstanding common shares of Auction Finance Group, Inc. (AFG). AFG owns CAAG Auto Auction Holdings Ltd., which was doing business as Canadian Auction Group. This acquisition added 13 vehicle auction facilities and associated dealer financing business to ADESA's existing locations and established ADESA as the premier automotive services company in Canada.

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

The transactions described in the five preceding paragraphs had a combined purchase price of approximately $183.9 million and resulted in goodwill of $151.5 million, which the Company is amortizing over a 40-year useful life. These transactions were accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. The Company funded these transactions with proceeds from the sale of ACE shares and proceeds from the sale of a portion of the Company's securities portfolio.

SPRUCE CREEK SOUTH UTILITIES INC. On June 29, 2000 Florida Water purchased the assets of Spruce Creek for $5.5 million, plus a commitment to pay a fee for water connections through June 2005. The transaction was accounted for using the purchase method. Financial results have been included in the Company's consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. Spruce Creek serves 5,600 water and wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate a total of 10,000 water and wastewater customers. The Company funded this transaction with internally generated funds.


NOTE 7.    INVESTMENTS IN CAPITAL RE AND ACE

In May 2000 ALLETE recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of the 4.7 million shares of ACE that ALLETE received in December 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 ALLETE recorded a $36.2 million, or $0.52 per share, after-tax non-cash charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of ALLETE's equity accounting for Capital Re and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger.


NOTE 8.    LONG-TERM DEBT

On March 30, 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 30, 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

On June 22, 2000 ALLETE refinanced $4.6 million of 6.875% Pollution Control Revenue Refunding Bonds, Series 1991-A with $4.6 million of Adjustable Rate Pollution Control Revenue Refunding Bonds Series 2000 due December 1, 2015. The new bonds had an initial interest rate of 4.75%.

On June 29, 2000 Heater issued an $8 million, 8.24%, note to CoBank, ACB, due June 20, 2025. Proceeds were used to refinance short-term indebtedness incurred for the 1999 acquisition of Mid South and capital improvements in 1999 and 2000.

NOTE 9.    PREFERRED STOCK

In April 2000 the Company redeemed all 100,000 shares of Redeemable Serial Preferred Stock A, $7.125 Series for an aggregate of $10 million.

In July 2000 the Company redeemed all 100,000 shares of Redeemable Serial Preferred Stock A, $6.70 Series for an aggregate of $10 million.

In August 2000 the Company redeemed all 113,358 shares of 5% Preferred Stock at $102.50 per share plus accrued and unpaid dividends of $0.75 per share for an aggregate of $11.7 million.

Proceeds from the sale of a portion of the Company's securities portfolio and internally generated funds were used to fund these redemptions.


NOTE 10.     SQUARE BUTTE PURCHASED POWER CONTRACT

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

The Company is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce the Company's entitlement by 5 percent annually, to a minimum of 50 percent. The Company is obligated to pay its pro rata share of Square Butte's costs based on the Company's entitlement to Unit output. The Company's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At September 30, 2000 Square Butte had total debt outstanding of $329.4 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2000 through 2003 and $23 million in 2004. Variable operating costs include the price of coal purchased from BNI Coal, a subsidiary of the Company, under a long-term contract. The Company's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.


NOTE 11.     SUBSEQUENT EVENT

Effective October 7, 2000 ADESA acquired nine vehicle auction facilities from Manheim for $251 million, plus $3.5 million for land and construction costs associated with two of the auction facilities acquired. This transaction was funded with internally generated funds and the issuance of $250 million of Floating Rate First Mortgage Bonds, due October 20, 2003. The Company has the option to redeem these bonds on or after October 20, 2001, in whole or in part from tme to time, on any interest payment date prior to their maturity. The bonds had an initial interest rate of 7.61%. ADESA now owns or leases, and operates 57 vehicle auction facilities throughout the United States and Canada.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE is a  multi-services  company with operations in four business  segments:
(1) Energy Services, which include electric and gas services, coal mining and telecommunications; (2) Automotive Services, which include a network of vehicle auctions, a finance company, an auto transport company, a vehicle remarketing company and a company that provides field information services; (3) Water Services, which include water and wastewater services; and (4) Investments, which include real estate operations, investments in emerging technologies relating to the electric industry and a securities portfolio. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.

CONSOLIDATED OVERVIEW

Net income and earnings per share for the three months ended September 30, 2000 continued the strong performance of the same period in 1999, though a cooler summer resulted in lower income at Energy Services from wholesale power marketing.

For the nine months ended September 30, 2000 the Company reported continued strong performance across all business segments, though a cooler summer resulted in lower income at Energy Services from wholesale power marketing. Significant acquisitions and growth in Automotive Services and the performance of Investments contributed to higher operating results in 2000. Excluding the Capital Re and ACE transactions (see net income discussion for Capital Re and ACE Transactions below), net income and earnings per share for the nine months ended September 30, 2000 increased 22 percent and 20 percent, respectively, over the same period in 1999.

                                                                  Quarter Ended             Nine Months Ended
                                                                  September 30,               September 30,
                                                                2000        1999            2000         1999
-------------------------------------------------------------------------------------------------------------------
Millions
     Operating Revenue
         Energy Services                                       $146.1      $154.8         $ 426.6       $422.3
         Automotive Services                                    137.4       105.5           386.6        306.3
         Water Services                                          30.2        31.1            89.9         85.4
         Investments                                              9.9        16.7            70.3         31.1
         Corporate Charges                                       (0.1)       (0.1)           (0.3)        (0.2)
                                                               ------      ------         -------       ------
                                                               $323.5      $308.0         $ 973.1       $844.9
     Operating Expenses
         Energy Services                                       $126.8      $122.3         $ 373.6       $357.1
         Automotive Services                                    112.5        88.0           315.9        250.3
         Water Services                                          24.0        24.7            73.1         69.7
         Investments                                              4.2         7.3            29.5         15.0
         Corporate Charges                                        6.6         8.1            22.5         21.7
                                                               ------      ------         -------       ------
                                                               $274.1      $250.4         $ 814.6       $713.8
     Net Income
         Energy Services                                       $ 11.4      $ 18.6         $  31.4       $ 38.2
         Automotive Services                                     15.4         9.7            42.0         31.3
         Water Services                                           3.8         3.9            10.3          9.6
         Investments                                              5.0         6.2            26.7<F1>     15.5<F2>
         Corporate Charges                                       (0.6)       (3.9)          (11.2)       (13.2)
                                                               ------      ------         -------       ------
                                                                 35.0        34.5            99.2         81.4
     Capital Re and ACE Transactions                                -           -            30.4        (24.1)
                                                               ------      ------         -------       ------
                                                               $ 35.0      $ 34.5         $ 129.6       $ 57.3

-------------------------------------------------------------------------------------------------------------------

     Diluted Earnings Per Share of Common Stock
         Before Capital Re and ACE Transactions                $ 0.50      $ 0.50         $  1.40        $1.17
         Capital Re and ACE Transactions                            -           -            0.44        (0.35)
                                                               ------      ------         -------        -----
                                                               $ 0.50      $ 0.50         $  1.84        $0.82

     Diluted Average Shares of Common Stock - Millions           70.4        68.9            69.8         68.4

-------------------------------------------------------------------------------------------------------------------

<F1>   Including the $30.4 million gain associated with the ACE transaction,  net income from Investments was
       $57.1 million for the nine months ended September 30, 2000. (See Note 7.)
<F2>   Including the $24.1 million  non-cash charge  associated with the Capital Re transaction,  net income from Investments was an $8.6 million loss for the nine months ended September 30, 1999. (See Note 7.)

NET INCOME

The following net income discussion summarizes significant events for the nine months ended September 30, 2000.

ENERGY SERVICES reflected lower net income in 2000 primarily due to lower demand for electricity in the region's wholesale power market as a result of more moderate summer weather. Transmission constraints were also a factor in 2000. Total retail megawatthour sales exceeded record levels that were achieved in 1999.

AUTOMOTIVE SERVICES reported higher net income in 2000 due to increased sales activity at ADESA auction facilities and increased financing activity at AFC's loan production offices. During 2000 ADESA acquired or opened 19 new vehicle auction facilities and completed the acquisition of 11 salvage auction facilities. Same store growth at ADESA auction facilities increased 13 percent as measured by earnings before interest, taxes, depreciation, amortization and lease expense.

WATER SERVICES generated higher net income in 2000 due to increased water consumption as a result of drier weather conditions and customer growth, regulatory relief granted by Florida's Hillsborough Board of County Commissioners in 2000 and higher rates approved by the FPSC in 1999. Net income in 1999 also included the recognition of regulatory relief granted by the FPSC.

INVESTMENTS reported higher net income in 2000 because of significant sales by the Company's real estate operations, improved returns on the Company's securities portfolio and earnings on investments in emerging technologies.

CORPORATE CHARGES in 2000 reflected the reversal of previously recorded tax reserves related to various Federal and state tax issues.

CAPITAL RE AND ACE TRANSACTIONS. In May 2000 ALLETE recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of the 4.7 million shares of ACE that ALLETE received in December 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 ALLETE recorded a $36.2 million, or $0.52 per share, after-tax non-cash charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of ALLETE's equity accounting for Capital Re; and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger.

For the nine months ended September 30, 2000, income tax expense included $17.6 million related to the ACE transaction. For the nine months ended September 30, 1999, income tax expense included $7.9 million related to the Capital Re transaction.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

OPERATING REVENUE

ENERGY SERVICES operating revenue was down $8.7 million, or 6 percent, in 2000 primarily because of a softer wholesale market. Wholesale prices and volumes were down from last year primarily due to lower demand for electricity in the region's wholesale power market as a result of more moderate summer weather. Transmission constraints were also a factor in 2000. The decrease in revenue was partially offset by a 13 percent increase in megawatthour sales to retail customers and higher gas revenue. Higher demand from large industrial customers led to the increase in retail megawatthour sales.

Revenue from electric sales to taconite customers accounted for 13 percent of consolidated operating revenue in 2000 (10 percent in 1999). Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in both 2000 and 1999. Sales to other power suppliers accounted for 7 percent of consolidated operating revenue in 2000 (16 percent in 1999).

AUTOMOTIVE SERVICES operating revenue was up $31.9 million, or 30 percent, in 2000 primarily due to a 23 percent increase in vehicles sold through ADESA auction facilities and a 7 percent increase in the number of vehicles financed at AFC loan production offices. At ADESA auction facilities 337,000 vehicles were sold in 2000 (274,000 in 1999). The increase in vehicles sold was primarily attributable to new auctions acquired or opened in 1999 and 2000. Financial results for 2000 included three months of operations for one auction facility acquired in February 2000, two auction facilities opened in April 2000, 11 salvage auctions acquired in May 2000 and 13 auction facilities acquired in June 2000. Financial results for 2000 also reflected less than two months of operations for three auction facilities acquired in August 2000. AFC financed approximately 198,000 vehicles in 2000 (186,000 in 1999). AFC had 86 loan production offices at September 30, 2000 (84 at September 30, 1999).

WATER SERVICES operating revenue was down $0.9 million, or 3 percent, in 2000 primarily due to the recognition of $2.7 million of regulatory relief granted by the FPSC in 1999. Water consumption was up 5 percent in 2000 because of drier weather conditions in Florida. Customer growth and the inclusion of water systems acquired during 1999 and early 2000 also contributed to the increase in water consumption. In addition, revenue in 2000 was $1.0 million higher due to regulatory relief granted by Florida's Hillsborough Board of County Commissioners in 2000 and $0.3 million higher due to higher rates approved by the FPSC in 1999.

INVESTMENTS operating revenue was down $6.8 million, or 41 percent, in 2000 due to the timing of commercial real estate sales in Florida. The Company's real estate operations reported strong sales during the first half of 2000. In 1999 the Company's real estate operations recorded two significant sales totaling $6.9 million.

OPERATING EXPENSES

ENERGY SERVICES operating expenses were up $4.5 million in 2000 due to increased fuel and purchased power expenses. Fuel expense was up $1.3 million in 2000 because the Company paid higher prices for coal. In 2000 purchased power expense was up $1.6 million due to purchased gas and $3.9 million because the Company purchased 218,000, or 42 percent, more megawatthours. During 2000 generation at the Company's hydro plants was down 130,000 megawatthours due to lack of rain in the Midwest.

AUTOMOTIVE SERVICES operating expenses were up $24.5 million in 2000 primarily due to the inclusion of new vehicle auction facilities acquired or opened in late 1999 and 2000. Increased sales activity at existing auction facilities and financing activity at AFC also increased operating expenses in 2000.

WATER SERVICES operating expenses were down $0.7 million in 2000 due to cost control efforts.

INVESTMENTS operating expenses were down $3.1 million in 2000 due to fewer sales by the Company's real estate operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

OPERATING REVENUE

ENERGY SERVICES operating revenue was up $4.3 million, or 1 percent, in 2000 due to a 7 percent increase in retail megawatthour sales because of higher demand from large industrial customers and additional gas revenue. This increase was partially offset by fewer sales from wholesale power marketing activities. Wholesale prices and volumes were down from last year because of lower demand for electricity in the region's wholesale power market as a result of more moderate summer weather. Transmission constraints were also a factor in 2000.

Revenue from electric sales to taconite customers accounted for 13 percent of consolidated operating revenue in both 2000 and 1999. Electric sales to paper and pulp mills accounted for 5 percent of consolidated operating revenue in both 2000 and 1999. Sales to other power suppliers accounted for 6 percent of consolidated operating revenue in 2000 (10 percent in 1999).

AUTOMOTIVE SERVICES operating revenue was up $80.3 million, or 26 percent, in 2000 primarily due to a 17 percent increase in both vehicles sold through ADESA auction facilities and the number of vehicles financed at AFC loan production offices. At ADESA auction facilities 940,000 vehicles were sold in 2000 (804,000 in 1999). The increase in vehicles sold was primarily attributable to new auctions acquired or opened in 1999 and 2000. Financial results for 2000 included nine months of operations for two auction facilities acquired in 1999, eight months of operations for one auction facility acquired in February 2000, six months of operations for two auction facilities opened in April 2000, four months of operations for 11 salvage auctions acquired in May 2000 and three months of operations for 13 auction facilities acquired in June 2000. Financial results for 2000 also reflected less than two months of operations for three auction facilities acquired in August 2000. AFC financed approximately 595,000 vehicles in 2000 (509,000 in 1999). AFC had 86 loan production offices at September 30, 2000 (84 at September 30, 1999).

WATER SERVICES operating revenue was up $4.5 million, or 5 percent, in 2000 because of a 10 percent increase in water consumption. Drier weather conditions, customer growth and the inclusion of water systems acquired during 1999 and early 2000 led to the increase in water consumption. In addition, revenue in 2000 was $1.0 million higher due to regulatory relief granted by Florida's Hillsborough Board of County Commissioners in 2000 and $0.8 million higher due to higher rates approved by the FPSC in 1999. Revenue in 1999 reflected the recognition of $2.7 million of regulatory relief granted by the FPSC.

INVESTMENTS operating revenue was up $39.2 million in 2000. Significant sales by the Company's real estate operations were the primary reason for the increase. In 2000 seven large sales contributed $31.9 million to revenue. In 1999 two large sales contributed $6.9 million to revenue. Improved returns from the securities portfolio and $5.5 million more income from investments in emerging technologies also contributed to higher operating revenue from Investments in 2000. The Company's securities portfolio recorded an after-tax return of 7% in 2000 (3.58% in 1999).

OPERATING EXPENSES

ENERGY SERVICES operating expenses were up $16.5 million in 2000 primarily due to increased fuel and purchased power expenses. Fuel expense was $7.1 million higher in 2000 because the Company paid higher prices for coal and generated 415,000, or 9 percent, more megawatthours to meet the higher requirements of the Company's industrial customers. In 2000 purchased power expense was up $4.8 million due to purchased gas and $4.9 million because of higher prices paid for purchased power.

AUTOMOTIVE SERVICES operating expenses were up $65.6 million in 2000 primarily due to the inclusion of new vehicle auction facilities acquired or opened in 1999 and 2000. Increased sales activity at the auction facilities and increased financing activity at AFC also increased operating expenses in 2000.

WATER SERVICES operating expenses were up $3.4 million in 2000 due to the inclusion of water systems acquired in the second quarter of 1999 and early 2000.

INVESTMENTS operating expenses were up $14.5 million in 2000 due to the cost of property sold by the Company's real estate operations.

OUTLOOK

CORPORATE OUTLOOK. On September 1, 2000 the Company began doing business under the name ALLETE with a new ticker symbol (NYSE: ALE). This reflects the Company's success at its strategic objective of transitioning from a diversified electric company to a multi-services company. The significant investment in new vehicle auction facilities during 2000 will contribute to ALLETE's growth and profitability strategy and is expected to increase the Company's growth in operating earnings from 10 percent in 2000 to 12 percent in 2001.

ENERGY SERVICES. As the electric industry continues to restructure, the contribution from Energy Services is expected to remain stable. Approximately half of the electricity the Company sells is to large industrial customers, primarily taconite producers, which have long-term all-requirements contracts. Approximately 80 percent of the ore consumed by integrated steel facilities in the Great Lakes region originates from five taconite customers of the Company.

Overall, the domestic steel industry continues to face price deterioration and high levels of imported products. Through August 2000 the United States imported over 27 million net tons of steel. This level of imports is almost 17 percent higher than the same period in 1999 and remains almost 3 percent higher than in 1998, a crisis year for the industry. When annualized, this level of imports equates to an estimated 41 million-ton year, just slightly less than 1998's import record of 41.5 million net tons. The average value of all steel mill product imports has declined to about $70 per ton, or 15.4 percent, below the pre-crisis value in first quarter 1998.

Although imports remain high, shipments of steel from U.S. steel mills have stayed moderately strong. In the first eight months of 2000, U.S. steel mills shipped 75.6 million net tons, up 10.7 percent from the same period in 1999 when
68.3 million net tons were shipped.

AUTOMOTIVE SERVICES. ADESA is the second largest and the fastest growing vehicle auction business in North America. In May 2000 ADESA purchased the remaining 27 percent ownership in Impact Auto, which added 11 salvage auctions to the Automotive Services segment. The June 2000 acquisition of AFG added 13 Canadian vehicle auction facilities and associated dealer financing business to ADESA and established ADESA as the premier automotive services company in Canada. ADESA also acquired three other vehicle auction facilities in August 2000 and completed the acquisition of nine vehicle auction facilities from Manheim in October 2000. These acquisitions are expected to increase the number of vehicles sold by 60 percent in the near term with additional growth potential in the future. ADESA currently owns or leases, and operates 57 vehicle auction facilities throughout the United States and Canada. By the end of 2000 AFC will exit all the ADT auctions acquired by Manheim where AFC now has loan production offices. AFC plans to continue to serve these areas from newly established loan production offices or from other existing offices. AFC does not anticipate that the relocations will have a material financial impact.

WATER SERVICES includes the largest investor owned water utilities in both Florida and North Carolina. The Company continues to position itself by selectively acquiring targeted water systems and developing a non-regulated presence in the contract maintenance business. Both Florida and North Carolina are currently experiencing rapid population growth which should contribute to annual customer growth of 4 to 7 percent, respectively, over the next two years.

INVESTMENTS. Over the last 5 years, sales by real estate operations have been 3 to 4 times more than the acquisition cost of property sold, creating strong cash generation and profitability. The real estate strategy is to acquire large portfolios of property, add value and resell them at going market prices.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES. Cash flow from operations during the nine months ended September 30, 2000 reflected improved operating results and continued focus on working capital management. Cash from operating activities was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses. Approximately 6 million original issue shares of Common Stock are available for issuance through Invest Direct, the Company's direct stock purchase and dividend reinvestment plan.

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

AFC also has arrangements to use proceeds from the sale of commercial paper issued by the Company to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement which expires at the end of 2002. At September 30, 2000 AFC had sold $363.6 million of finance receivables to the special purpose subsidiary ($296.8 million at December 31, 1999). Third party purchasers had purchased an undivided interest in finance receivables of $257 million from this subsidiary at September 30, 2000 ($225 million at December 31, 1999). Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold; a discount rate was not used due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $92 million at September 30, 2000 ($57.6 million at December 31, 1999). Proceeds from the sale of the receivables were used to repay borrowings from the Company and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at September 30, 2000 compared to December 31, 1999 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had lower receivables and fewer payables at year end.

SALE OF INVESTMENTS. In May 2000 ALLETE sold its 4.7 million shares of ACE. ALLETE received the ACE shares and $25 million in cash in December 1999 when Capital Re merged with ACE. Prior to the merger, ALLETE owned 7.3 million shares, or 20 percent, of Capital Re. The $127 million in proceeds from the sale of ACE shares and proceeds from the sale of a portion of the Company's securities portfolio were used to fund the acquisitions of AFG and Impact Auto.

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

In June 2000 ADESA acquired all of the outstanding common shares of AFG. AFG owns CAAG Auto Auction Holdings Ltd. which was doing business as Canadian Auction Group. This acquisition added 13 vehicle auction facilities and associated dealer financing business to ADESA's existing locations and established ADESA as the premier automotive services company in Canada.

In August 2000 ADESA purchased Beebe Auto Exchange, Inc. (Beebe). Beebe operated two Arkansas auto auctions, Mid-Ark Auto Auction (renamed ADESA Little Rock) in North Little Rock and Central Arkansas Auto Auction (renamed ADESA Central Arkansas) in Beebe, Arkansas. ADESA Little Rock operates ten auction lanes on approximately 81 acres and ADESA Central Arkansas operates six auction lanes on approximately 66 acres. Together, these auctions sold more than 40,000 vehicles in 1999. This purchase strengthens ADESA's presence in the South and complements existing auctions in Shreveport, Memphis, Dallas, Houston, San Antonio and Austin.

In August 2000 ADESA acquired 51 percent of Interstate Auto Auction located in Ocala, Florida. Interstate Auto Auction, which was renamed A & H, LLC and is doing business as ADESA Ocala, operates five auction lanes on 26.5 acres.

The transactions described in the five preceding paragraphs had a combined purchase price of approximately $183.9 million. The Company funded these transactions with proceeds from the sale of ACE shares, proceeds from the sale of a portion of the Company's securities portfolio and internally generated funds.

In October 2000 ADESA completed the purchase of nine auction facilities from Manheim for $251 million, plus $3.5 million for land and construction costs associated with two of the auction facilities acquired. The nine auction facilities include eight auctions Manheim acquired from ADT. The Company funded this transaction with internally generated funds and the temporary issuance of short-term debt. The short-term debt was refinanced in October 2000 with long-term debt (see Long-Term Debt below). ADESA owns or leases, and operates 57 auctions across North America.

In June 2000 Florida Water purchased the assets of Spruce Creek for $5.5 million, plus a commitment to pay fees for water connections through June 2005. Spruce Creek serves 5,600 water and wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate a total of 10,000 water and wastewater customers. The Company funded this transaction with internally generated funds.

LONG-TERM DEBT. In March 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 30, 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

In June 2000 ALLETE refinanced $4.6 million of 6.875% Pollution Control Revenue Refunding Bonds, Series 1991-A with $4.6 million of Adjustable Rate Pollution Control Revenue Refunding Bonds Series 2000 due December 1, 2015. The new bonds had an initial interest rate of 4.75%.

In June 2000 Heater issued an $8 million, 8.24%, note to CoBank, ACB, due June 20, 2025. Proceeds were used to refinance short-term indebtedness incurred for the 1999 acquisition of Mid South and capital improvements in 1999 and 2000.

In July 2000 the Company filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933 for an aggregate of $400 million of first mortgage bonds and debt securities. The SEC declared the registration statement effective on August 7, 2000. In October 2000 the Company issued $250 million of Floating Rate First Mortgage Bonds, due October 20, 2003. The Company has the option to redeem these bonds on or after October 20, 2001, in whole or in part from time to time, on any interest payment date prior to their maturity. Proceeds were used to refinance short-term debt incurred in connection with the recent acquisition of nine vehicle auction facilities from Manheim. The new bonds had an initial interest rate of 7.61%. The Company may sell the remaining securities registered in July 2000 if warranted by market conditions and the Company's capital requirements. Any offer and sale of the first mortgage bonds and debt securities will be made only by means of a prospectus.

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

In August 2000 the Company redeemed all 113,358 shares of 5% Preferred Stock at $102.50 per share plus accrued and unpaid dividends of $0.75 per share for an aggregate of $11.7 million. Internally generated funds were used to fund this redemption.

LEASES. In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million leveraged lease transaction. The new lease expires on April 1, 2010, but may be terminated after 2005 under certain conditions. ALLETE has guaranteed ADESA's obligations under the lease.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the nine months ended September 30, 2000 totaled $94.0 million ($68.6 million in 1999). Expenditures for 2000 included $34.9 million for Energy Services, $40.3 million for Automotive Services and $18.8 million for Water Services. Internally generated funds and the issuance of long-term debt were the primary sources of funding for these expenditures.


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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies. In strategies designed to hedge overall market risks, the Company also sells common stock short. Investments held for an indeterminate period of time are classified as available-for-sale securities and also recorded at fair value. Available-for-sale securities consisted of securities in a grantor trust established to fund certain employee benefits. In May 2000 ALLETE sold its entire investment in ACE. (See Note 7.)

          September 30, 2000                               Fair Value
          -----------------------------------------------------------
          Millions
                Trading Securities Portfolio                 $104.2
                Available-For-Sale Securities Portfolio       $13.3

          ------------------------------------------------------------

PART II.   OTHER INFORMATION
ITEM 5.    OTHER INFORMATION

Reference is made to the Company's 1999 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to the Company's 1999 Form 10-K.

Ref. Page 4. - First and Second Paragraphs
Ref. 10-Q for  the  quarter  ended March 31,  2000,  Page 11. - Third and Fourth
     Paragraphs
Ref. 10-Q for  the  quarter  ended  June 30,  2000,  Page 17. - Second and Third
     Paragraphs

Overall, the domestic steel industry continues to face price deterioration and high levels of imported products. Through August 2000 the United States imported over 27 million net tons of steel. This level of imports is almost 17 percent higher than the same period in 1999 and remains almost 3 percent higher than in 1998, a crisis year for the industry. When annualized, this level of imports equates to an estimated 41 million-ton year, just slightly less than 1998's import record of 41.5 million net tons. The average value of all steel mill product imports has declined to about $70 per ton, or 15.4 percent, below the pre-crisis value in first quarter 1998.

Although imports remain high, shipments of steel from U.S. steel mills have stayed moderately strong. In the first eight months of 2000, U.S. steel mills shipped 75.6 million net tons, up 10.7 percent from the same period in 1999 when
68.3 million net tons were shipped.


Ref. Page 5. - Table

USG Interiors (USG), a subsidiary of USG Corporation and a ceiling tile manufacturer in Cloquet, Minnesota, will become a Large Power Customer of the Company. USG has added new production capability and made modifications to their facilities that increase their electrical demand. Following MPUC approval the new contract is expected to be in effect January 1, 2001 and extend to December 31, 2005.


Ref. Page 7. - Ninth Paragraph

On October 13, 2000 the Company filed with the FERC, as required by Order 2000, its description of efforts the Company has made to participate in a regional transmission organization (RTO) and an explanation of the reasons why the Company has not filed an application with the FERC to transfer operational control of its transmission facilities to an approved RTO. The Company's explanation included concerns about financial uncertainties and participation by other regional transmission owners including those who are not regulated by FERC.


Ref. Page 7. - Tenth Paragraph

In April 2000 Mid-Continent Area Power Pool (MAPP) and Mid-America Interconnected Network (MAIN) approved a memorandum of understanding to merge the reliability functions of the two organizations into a Midwest Reliability Organization (MRO). The new MRO will be designed and structured to comply with North American Electric Reliability Council's requirements applicable to regional reliability organizations (RRO). A combined, larger RRO is expected to provide cost savings and improve the wholesale energy market by applying consistent rules across a broader region. Definitive agreements have been completed and provided to the membership of MAPP and MAIN. Both organizations were scheduled to vote in October 2000 to decide whether or not to establish the new organization. MAPP members voted 92 percent in favor of the combination. MAIN members have postponed their vote until January 25, 2001, and the Company is not able to predict the outcome of this vote.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     10 Guarantee Agreement, dated August 16, 2000, made by and among ALLETE (legally incorporated as Minnesota Power, Inc.), CoBank, ACB and ABN AMRO Bank, N.V.

     27    Financial Data Schedule for the Nine Months Ended September 30, 2000.

(b)  Reports on Form 8-K.

     Report on Form 8-K filed July 19, 2000 with respect to Item 7. Financial Statements and Exhibits.

     Report on Form 8-K filed  August 8,  2000  with  respect  to Item 5.  Other
     Events.

     Report on Form 8-K filed October 10, 2000 with respect to Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report on Form 8-K filed October 18, 2000 with respect to Item 7. Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       ALLETE
                                 (legally incorporated as Minnesota Power, Inc.)





October 27, 2000                                    D. G. Gartzke
                                           -------------------------------
                                                    D. G. Gartzke
                                           Senior Vice President - Finance
                                             and Chief Financial Officer




October 27, 2000                                   Mark A. Schober
                                           -------------------------------
                                                   Mark A. Schober
                                                     Controller

                                  EXHIBIT INDEX
Exhibit
Number

10 Guarantee Agreement, dated August 16, 2000, made by and among ALLETE (legally incorporated as Minnesota Power, Inc.), CoBank, ACB and ABN AMRO Bank, N.V.

27     Financial Data Schedule for the Nine Months Ended September 30, 2000.