Form 10-K
period 2000-12-31
ALLETE
filed 2001-02-06
CIK 66756

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
    For the fiscal year ended DECEMBER 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  transition  period  from           to
                                        --------    --------
     Commission File No. 1-3548

                                     ALLETE
                (LEGALLY INCORPORATED AS MINNESOTA POWER, INC.)
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                41-0418150
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

             30 WEST SUPERIOR STREET, DULUTH, MINNESOTA 55802-2093 (Address of principal executive offices including Zip Code)

                                 (218) 279-5000

              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                              NAME OF EACH STOCK EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
         -------------------                      -------------------

   Common Stock, without par value              New York Stock Exchange

8.05% Cumulative Quarterly Income
Preferred Securities of ALLETE
Capital I, a subsidiary of ALLETE               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by nonaffiliates on January 29, 2001 was $1,668,941,155.

As of January 29, 2001 there were 75,335,983 shares of ALLETE Common Stock, without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
                          ALLETE 2000 ANNUAL REPORT                           19

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE
--------------------------------------------------------------------------------
DEFINITIONS   .............................................................  21

SAFE HARBOR STATEMENT......................................................  22

PART I
Item 1.  Business..........................................................  23
         Energy Services...................................................  24
              Retail Electric Sales........................................  25
              Purchased Power and Capacity Sales...........................  26
              Fuel.........................................................  27
              Wholesale Electric Sales.....................................  27
              Regulatory Issues............................................  27
              Competition..................................................  29
              Franchises...................................................  29
              Environmental Matters........................................  29
         Automotive Services...............................................  31
              Competition..................................................  33
              Environmental Matters........................................  33
         Water Services....................................................  34
              Regulatory Issues............................................  34
              Competition..................................................  35
              Franchises...................................................  35
              Environmental Matters........................................  35
         Investments.......................................................  35
              Environmental Matters........................................  36
         Executive Officers of the Registrant..............................  37
Item 2.  Properties........................................................  38
Item 3.  Legal Proceedings.................................................  38
Item 4.  Submission of Matters to a Vote of Security Holders...............  38

PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters.........................................................  38
Item 6.  Selected Financial Data...........................................  39
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  41
              Consolidated Overview........................................  41
              2000 Compared to 1999........................................  42
              1999 Compared to 1998........................................  43
              Outlook......................................................  43
              Liquidity and Capital Resources..............................  45
              Capital Requirements.........................................  46
              Market Risk..................................................  47
              New Accounting Standards.....................................  47
Item 7A. Quantitative and Qualitative Disclosures about Market Risk........  47
Item 8.  Financial Statements and Supplementary Data.......................  47
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  47

PART III
Item 10. Directors and Executive Officers of the Registrant................  48
Item 11. Executive Compensation............................................  48
Item 12. Security Ownership of Certain Beneficial Owners and Management....  48
Item 13. Certain Relationships and Related Transactions....................  48

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  48

SIGNATURES.................................................................  52

CONSOLIDATED FINANCIAL STATEMENTS..........................................  53

--------------------------------------------------------------------------------
20                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                                  DEFINITIONS

The following abbreviations or acronyms are used in the text.

ABBREVIATION OR ACRONYM        TERM
--------------------------------------------------------------------------------

ACE                            ACE Limited
ADESA                          ADESA Corporation
ADESA Canada                   ADESA Canada Inc.
ADESA Importation              ADESA Importation Services, Inc.
ADT                            ADT Automotive, Inc.
AFC                            Automotive Finance Corporation
Americas' Water                Americas' Water Services Corporation
APC                            Auto Placement Center, Inc.
AutoVIN                        AutoVIN, Inc.
BNI Coal                       BNI Coal, Ltd.
Boswell                        Boswell Energy Center
CAG                            Canadian Auction Group
Cape Coral Holdings            Cape Coral Holdings, Inc.
Capital Re                     Capital Re Corporation
CIP                            Conservation Improvement Program(s)
Company                        ALLETE and its subsidiaries
ComSearch                      ComSearch, Inc.
Dicks Creek                    Dicks Creek Wastewater Utility
EBITDAL                        Earnings Before Interest, Taxes, Depreciation,
                                 Amortization and Lease Expense
EndTrust                       EndTrust Lease End Services, LLC
EPA                            Environmental Protection Agency
ESOP                           Employee Stock Ownership Plan
FERC                           Federal Energy Regulatory Commission
Florida Water                  Florida Water Services Corporation
Form 8-K                       ALLETE Current Report on Form 8-K
Form 10-K                      ALLETE Annual Report on Form 10-K
Form 10-Q                      ALLETE Quarterly Report on Form 10-Q
FPSC                           Florida Public Service Commission
Georgia Water                  Georgia Water Services Corporation
Great Rigs                     Great Rigs Incorporated
Great River                    Great River Energy
Heater                         Heater Utilities, Inc.
Hibbard                        M.L. Hibbard Station
Impact Auto                    Impact Auto Auctions Ltd. And Suburban Auto
                                 Parts Inc., collectively
Invest Direct                  ALLETE's Direct Stock Purchase and Dividend
                                 Reinvestment Plan
kWh                            Kilowatthour(s)
Laskin                         Laskin Energy Center
Lehigh                         Lehigh Acquisition Corporation
LS Power                       LS Power, LLC
Manheim                        Manheim Auctions, Inc.
MAPP                           Mid-Continent Area Power Pool
MBtu                           Million British thermal units
Mid South                      Mid South Water Systems, Inc.
Minnesota Power                Minnesota Power, Inc.
Minnkota Power                 Minnkota Power Cooperative, Inc.
MP Telecom                     Minnesota Power Telecom, Inc.
MPUC                           Minnesota Public Utilities Commission
MW                             Megawatt(s)
MWh                            Megawatthour(s)
NCUC                           North Carolina Utilities Commission
Note___                        Note___ to the consolidated financial statements
                                 indexed in Item 14(a) of this Form 10-K
NPDES                          National Pollutant Discharge Elimination System
Palm Coast                     Palm Coast Holdings, Inc.
PAR                            PAR, Inc.
PCUC                           Palm Coast Utility Corporation
PSCW                           Public Service Commission of Wisconsin
Rainy River                    Rainy River Energy Corporation
SFAS                           Statement of Financial Accounting Standards No.
Split Rock                     Split Rock Energy LLC
Spruce Creek                   Spruce Creek South Utilities Inc.
Square Butte                   Square Butte Electric Cooperative
SWL&P                          Superior Water, Light and Power Company
WPPI                           Wisconsin Public Power, Inc.

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          21

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of ALLETE in this Annual Report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

     - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW and various county regulators, about allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs);

     - economic and geographic factors, including political and economic risks;

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

     -   competition for new energy development opportunities; and

     - legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of ALLETE.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. [GRAPHIC OMITTED - SQUARE]


--------------------------------------------------------------------------------

                                    NEW NAME.
                               NEW OPPORTUNITIES.
                              NEW SPOT ON THE NYSE.

Now that we've changed our name, it's a whole new ballgame.
We've moved up toward the top of the New York Stock Exchange.    [ALLETE LOGO]
Look for our new ticker symbol, ALE, formerly MPL.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
22                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

ALLETE is a multi-services company incorporated under the laws of Minnesota since 1906. ALLETE is legally incorporated as Minnesota Power, Inc. References in this report to "we" and "our" are to ALLETE and its subsidiaries, collectively.

We have operations in 43 states and nine Canadian provinces engaged in four business segments:

     - ENERGY SERVICES includes electric and gas services, coal mining and telecommunications;

     - AUTOMOTIVE SERVICES includes a network of vehicle auctions, a finance company, an auto transport company, a vehicle remarketing company, a company that provides field information services to the automotive industry and its lenders, and a company that provides Internet-based parts location and insurance adjustment audit services nationwide;

     -   WATER SERVICES includes water and wastewater services; and

     - INVESTMENTS includes real estate operations, investments in emerging technologies related to the electric utility industry and a securities portfolio.

Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment. As of December 31, 2000 we had approximately 13,000 employees, 4,000 of which were not full time.

Since the inception of the 1996 corporate strategic plan, we have pursued and will continue to pursue a course of expanding our existing business segments. Acquisitions have been and will continue to be a primary means of expansion.

Energy Services continues to pursue plans to construct in partnership with Wisconsin Public Service Corporation a 250-mile, 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota and pursue regional wholesale merchant generating plant opportunities. In 2000 Minnesota Power in alliance with Great River formed Split Rock. (See Energy Services.) Minnesota Power also signed an agreement to install, by mid-2001, a 24-MW turbine generator at Potlatch Corp.'s facility in Cloquet, Minnesota and Electric Odyssey expanded into the Minneapolis/St. Paul area.

In 2000 and early 2001 Automotive Services expanded significantly with the addition of 28 vehicle auction facilities and 19 auction facilities that provide "total loss" vehicle recovery services to insurance companies. These additions established ADESA as the premier automotive services company in Canada and the second largest vehicle auction business in North America and position us as the third largest provider of "total loss" vehicle recovery services in North America.

In 2000 Water Services experienced customer growth through increased population in the states they serve and the acquisition of Spruce Creek in Florida and other small water and wastewater systems in North Carolina and Florida. Water Services also closed on a transaction, subject to certain conditions, that will expand its wastewater services into a third state, Georgia.

In 2000 Investments sold its investment in ACE and reported record sales by its real estate operations.

Year Ended December 31                        2000         1999         1998
-----------------------------------------------------------------------------
Consolidated Operating
  Revenue - Millions                         $1,332       $1,132       $1,039

Percentage of Consolidated
  Operating Revenue

Energy Services
  Retail
    Industrial
      Taconite Producers                       13%          13%          16%
      Paper and Pulp Mills                      5            5            6
      Pipelines and Other Industries            3            3            3
-----------------------------------------------------------------------------
         Total Industrial                      21           21           25
    Residential                                 5            6            6
    Commercial                                  5            6            6
  Sales to Other Power Suppliers                6            9            8
  Other Revenue                                 7            7            9
-----------------------------------------------------------------------------
         Total Energy Services                 44           49           54

Automotive Services                            41           36           32

Water Services                                  9           10            9

Investments                                     6            5            5
-----------------------------------------------------------------------------
                                              100%         100%         100%
-----------------------------------------------------------------------------

For a detailed discussion of results of operations and trends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Notes 1 and 2. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          23

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

ENERGY SERVICES

The businesses we include in Energy Services generate, transmit, distribute, market and trade electricity. Coal mining and telecommunications are also included in Energy Services. The discussion below summarizes the major businesses we include in Energy Services. Statistical information is presented as of December 31, 2000. All subsidiaries are wholly owned unless otherwise specifically indicated.

MINNESOTA POWER provides electricity in a 26,000 square mile electric service territory located in northeastern Minnesota. Minnesota Power supplies retail electric service to 130,000 customers and wholesale electric service to 16 municipalities. SWL&P sells electricity and natural gas, and provides water service in northwestern Wisconsin. SWL&P has 14,000 electric customers, 11,000 natural gas customers and 10,000 water customers.

Minnesota Power had an annual net peak load of 1,454 MW on December 11, 2000. Our power supply sources are shown below.

We have electric transmission and distribution lines of 500 kilovolts (kV) (8 miles), 230 kV (606 miles), 161 kV (43 miles), 138 kV (6 miles), 115 kV (1,259 miles) and less than 115 kV (6,393 miles). We own and operate 177 substations with a total capacity of 8,534 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

We own offices and service buildings, an energy control center, repair shops, motor vehicles, construction equipment and tools, office furniture and equipment, and lease offices and storerooms in various localities. Substantially all of our electric plant is subject to our mortgages which collateralize our outstanding first mortgage bonds. Generally, our properties are held by the Company in fee and are free from other encumbrances, subject to minor exceptions. Some property, including certain offices and equipment, is utilized under leases. Some of our electric lines are located on land not owned in fee, but are covered by necessary permits of governmental authorities or by appropriate easement rights. In 1990 we sold a portion of Boswell Unit 4 to WPPI. WPPI has the right to use our transmission line facilities to transport its share of generation.

MPEX is Minnesota Power's power marketing division which buys and sells capacity and energy in the wholesale power market. Customers are other power suppliers in the Midwest and Canada. During 2000 Minnesota Power and Great River formed Split Rock. Headquartered in Elk River, Minnesota, Great River is a consumer-owned generation and transmission cooperative and is Minnesota's second largest utility in terms of generating capacity. Split Rock combines the two companies' power supply capabilities and customer loads for power pool operations and generation outage protection. Ownership of generation assets and current customer supply arrangements have not changed for either company. Split Rock contracts for wholesale power marketing services from MPEX.

                                                                                                  For the Year Ended
                                                           Unit      Year       Net Winter         December 31, 2000
Power Supply                                                No.    Installed    Capability       Electric Requirements
-------------------------------------------------------------------------------------------------------------------------
                                                                                    MW             MWh              %
Steam
  Coal-Fired
    Boswell Energy Center - near Grand Rapids, MN            1       1958            69
                                                             2       1960            69
                                                             3       1973           353
                                                             4       1980           428
-------------------------------------------------------------------------------------------------------------------------
                                                                                    919           5,774,422       46.7%
-------------------------------------------------------------------------------------------------------------------------
    Laskin Energy Center - Hoyt Lakes, MN                    1       1953            55
                                                             2       1953            55
-------------------------------------------------------------------------------------------------------------------------
                                                                                    110             573,765        4.6
-------------------------------------------------------------------------------------------------------------------------
  Purchased Steam
    M.L. Hibbard - Duluth, MN                               3&4    1949, 1951        53              45,101        0.4
-------------------------------------------------------------------------------------------------------------------------
        Total Steam                                                               1,082           6,393,288       51.7
-------------------------------------------------------------------------------------------------------------------------
Hydro
  Group consisting of ten stations in MN                            Various         115             544,908        4.4
-------------------------------------------------------------------------------------------------------------------------
Purchased Power
  Square Butte burns lignite in Center, ND                                          322           2,351,916       19.0
  All other - Net                                                                     -           3,069,176       24.9
-------------------------------------------------------------------------------------------------------------------------
        Total Purchased Power                                                       322           5,421,092       43.9
-------------------------------------------------------------------------------------------------------------------------
        Total                                                                     1,519          12,359,288      100.0%
-------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
24                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

BNI COAL owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite coal under cost-plus coal supply agreements expiring in 2027. (See Fuel and Note 14.) A large dragline, shop complex and other property at BNI Coal are leased under a leveraged lease agreement that expires in 2002. During 2000 BNI Coal entered into an agreement to purchase in 2002 all property and equipment subject to this lease for $4.7 million.

ELECTRIC OUTLET, INC., doing business as Electric Odyssey, is a retail store, catalog and e-commerce merchandiser that sells electric-related products. Electric Odyssey has three Minnesota stores located in leased mall facilities. Its catalogs are distributed nationwide. In addition, Electric Odyssey has established alliances with several utilities, membership-based organizations and other Internet businesses to market Electric Odyssey products through Internet electronic commerce.

MP TELECOM provides highly reliable fiber optic-based communication and advanced data services to businesses and communities in Minnesota and Wisconsin. MP Telecom owns or has rights to approximately 1,500 route miles of fiber optic cable. These route miles contain multiple fibers that total approximately 47,500 fiber miles. MP Telecom also owns optronic and data switching equipment that is used to "light up" the fiber optic cable and provides customer bandwidth services. Most of the locations from which MP Telecom services customers are leased from third parties.

RAINY RIVER is engaged in wholesale power marketing. (See Wholesale Electric Sales.)

RETAIL ELECTRIC SALES

Approximately 62% of the ore consumed by integrated steel facilities in the Great Lakes region originates from five taconite customers of Minnesota Power. Taconite, an iron-bearing rock of relatively low iron content that is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 47 million tons in 2000 (43 million tons in 1999; 47 million tons in 1998). Based on our research of the taconite industry, Minnesota taconite production for 2001 is anticipated to be about 37 million tons. The anticipated decrease in 2001 taconite production is due to high import levels and a softening economy. The majority of the anticipated 10-million ton reduction in taconite production for 2001 is occurring at mines that are not Large Power Customers. Two Large Power Customers have announced temporary shut downs, accounting for approximately 2 million tons of the anticipated decrease. While taconite production is currently expected to continue at annual levels of about 40 million tons, the longer-term outlook of this cyclical industry is less certain. We expect any excess energy not used by our Large Power Customers will be marketed by MPEX and Split Rock.

LARGE POWER CUSTOMER CONTRACTS. Minnesota Power has large power customer contracts with twelve customers (Large Power Customers), each of which requires 10 MW or more of generating capacity. Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. (See table on next page.) In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a bi-annual (power pool season) basis and require that a portion of their megawatt needs be comitted on a take-or-pay basis for the entire term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs which provides a discounted demand rate and energy priced at Minnesota Power's incremental cost after serving all firm power obligations. Minnesota Power also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power's cost. Incremental production service is interruptible. Contracts with ten of the twelve Large Power Customers provide for deferral without interest of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage.

Each contract continues past the contract termination date unless the required four-year advance notice of cancellation has been given. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. Large Power Customers are required to purchase any electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Regulatory Issues - Electric Rates.)

Minimum Revenue and Demand Under Contract
As of February 1, 2001
------------------------------------------------------------
                        Minimum                   Monthly
                    Annual Revenue               Megawatts
------------------------------------------------------------
2001                 $89.4 million                  560
2002                 $69.7 million                  419
2003                 $62.7 million                  368
2004                 $57.1 million                  336
2005                 $41.6 million                  248
------------------------------------------------------------
Based on past experience and projected  operating levels, we
believe   revenue  from  Large  Power   Customers   will  be
substantially in excess of the minimum contract amounts.


--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          25

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

Contract Status for Minnesota Power Large Power Customers
As of February 1, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Earliest
Customer                         Industry            Location                     Ownership                        Termination Date
------------------------------------------------------------------------------------------------------------------------------------
Eveleth Mines LLC                Taconite            Eveleth, MN                  45% Rouge Steel Co.             October 31, 2008
                                                                                  40% AK Steel Co.
                                                                                  15% Stelco Inc.

Hibbing Taconite Co.             Taconite            Hibbing, MN                  70.3% Bethlehem Steel Corp.     December 31, 2008
                                                                                  15% Cleveland-Cliffs Inc.
                                                                                  14.7% Stelco Inc.

Ispat Inland Mining Company      Taconite            Virginia, MN                 Ispat Inland Steel Company      December 31, 2007

National Steel Pellet Co.        Taconite            Keewatin, MN                 National Steel Corp.            December 31, 2005

USX Corporation                  Taconite            Mt. Iron, MN                 USX Corporation                 December 31, 2007

Blandin Paper Co.                Paper               Grand Rapids, MN             UPM-Kymmene Corporation         April 30, 2006

Boise Cascade Corporation        Paper               International Falls, MN      Boise Cascade Corporation       December 31, 2002

Potlatch Corp.                   Paper               Cloquet, MN                  Potlatch Corp.                  December 31, 2008
                                                     Brainerd, MN
                                                     Grand Rapids, MN

Stora Enso North America,        Paper and Pulp      Duluth, MN                   Stora Enso Oyj                  July 31, 2008
     Duluth Paper Mill and
     Duluth Recycled Pulp Mill

USG Interiors, Inc.              Manufacturer        Cloquet, MN                  USG Corporation                 December 31, 2005

Lakehead Pipe Line Co. L.P.      Pipeline            Deer River, MN               Lakehead Pipe Line              May 31, 2001
                                                     Floodwood, MN                  Partners, L.P.

Minnesota Pipeline Company       Pipeline            Staples, MN                  60% Koch Pipeline Co. L.P.      September 30, 2002
                                                     Little Falls, MN             40% Marathon Ashland
                                                     Park Rapids, MN                Petroleum LLC
------------------------------------------------------------------------------------------------------------------------------------

PURCHASED POWER AND CAPACITY SALES

A purchase or sale is generally made to balance the supply or demand, thereby capping the cost of power or fixing a margin. Minnesota Power's risk management policy, contract provisions, operational flexibility, credit policy and procedures for purchasing power to cap cost or fix margins are designed to minimize Minnesota Power's risk and exposure in a market with volatile prices.

Minnesota Power has contracts to purchase capacity and energy from various entities. The largest contract is with Square Butte. Under an agreement with Square Butte, expiring at the end of 2026, Minnesota Power is currently entitled to approximately 71% of the output of a 455-MW coal-fired generating unit located near Center, North Dakota. (See Note 14.)

Minnesota Power has a power purchase contract with LTV Steel Mining Co. under which it may purchase approximately 60 MW of capacity from LTV to the extent LTV does not utilize this capacity for its own use. LTV has historically supplied its own power requirements through its own 225 MW generation plant. In December 2000 LTV filed for bankruptcy in a Chapter 11 reorganization proceeding and in January 2001 shut down its taconite pellet operation in Hoyt Lakes, Minnesota. LTV was not a Large Power Customer. Minnesota Power is in discussions with LTV concerning existing capacity purchase and interconnection contracts and ongoing electric needs.

In October 2000 Minnesota Power entered into a power purchase agreement with Great River. Under this agreement Minnesota Power will purchase 240 MW from June 2001 to April 2003 and 80 MW from May 2003 to April 2004 from a natural gas-fired Lakefield Junction generating plant located in southern Minnesota. Excess energy will be marketed by Split Rock.


--------------------------------------------------------------------------------
 26                        ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

FUEL

Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana and Wyoming. Coal consumption for electric generation at Minnesota Power's Minnesota coal-fired generating stations in 2000 was about 4 million tons. As of December 31, 2000 Minnesota Power had a coal inventory of about 300,000 tons. Minnesota Power has three coal supply agreements with Montana suppliers. Under these agreements Minnesota Power has the tonnage flexibility to procure 70% to 100% of its total coal requirements. Minnesota Power will obtain coal in 2001 under these agreements and in the spot market. This mix of coal supply options allows Minnesota Power to manage market price and supply risk and to take advantage of favorable spot market prices. Minnesota Power is exploring future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Burlington Northern Santa Fe Railroad transports coal by unit train from the Powder River Basin to Minnesota Power's generating stations. Minnesota Power and Burlington Northern Santa Fe Railroad have two long-term coal freight-rate contracts. One contract provides for coal deliveries through 2003 to Boswell. The other contract provides for coal deliveries through 2003 to Laskin via a Duluth Missabe & Iron Range Railway interchange.

Coal Delivered to Minnesota Power
Year Ended December 31       2000      1999      1998
--------------------------------------------------------
Average Price Per Ton       $21.19    $20.60    $20.37
Average Price Per MBtu       $1.16     $1.14     $1.12
--------------------------------------------------------

The Square Butte generating unit operated by Minnkota Power burns North Dakota lignite supplied by BNI Coal, pursuant to the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 2000 was approximately 63 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit.

WHOLESALE ELECTRIC SALES

Minnesota Power has wholesale contracts with a number of municipal customers. (See Regulatory Issues - Federal Energy Regulatory Commission.)

In an increasingly volatile wholesale marketplace, Minnesota Power's wholesale alliance through Split Rock mitigates marketplace risk while creating additional marketing opportunities for both Minnesota Power and Great River. MPEX provides power trading, energy sourcing and risk management services to Split Rock. Split Rock's risk management policies are consistent with Minnesota Power's.

In September 1999 Rainy River entered into an amended 15-year power purchase agreement with a subsidiary of LS Power, a privately owned, independent power producer. Rainy River will take the full output of one entire unit (approximately 275 MW) of a four unit (approximately 1,100 MW) natural gas-fired combined cycle generation facility located near Chicago, Illinois. Construction of the generation facility began in 2000 with commercial operation expected in May 2002. Minnesota Power expects the agreement will enhance its ability to serve an expanding customer base outside of the MAPP region, as well as enable additional participation in the wholesale bulk power marketplace. Rainy River has entered into a 15-year agreement to resell approximately 50 MW, has a letter of intent to sell another 50 MW and is engaged in the wholesale marketing of the remaining electrical power. There will be a charge for both capacity made available and energy delivered. Rainy River will be responsible for the purchase and transportation of natural gas to the facility. Rainy River will be obligated to pay fixed capacity related charges when commercial operation of the unit occurs.

In June 1999 Minnesota Power announced plans to build a natural gas-fired, combustion turbine power plant near Superior, Wisconsin. Combustion turbines produce low emissions and will help alleviate a developing regional shortage of electricity during periods of peak electrical demand. Unavailability of combustion turbines led to a decision to purchase near-term peaking capacity from Great River's new Lakefield Junction Project for 2001 to 2004. The project in Superior is still being considered along with a number of other options to meet regional needs beyond this time period.

REGULATORY ISSUES

We are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility companies.

We are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Minnesota Power's service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 29%, 3% and 3%, respectively, of our 2000 consolidated operating revenue.

ELECTRIC RATES. Minnesota Power has historically designed its electric service rates based on cost of service studies under which allocations are made to the various classes of customers. Nearly all retail sales include billing adjustment clauses which adjust electric service rates for changes in the cost of fuel and purchased energy, and recovery of current and deferred CIP expenditures.

In addition to Large Power Customer contracts, Minnesota Power also has contracts with large industrial and commercial customers with monthly demands of more than 2 MW but less than 10 MW of capacity. The terms of these contracts vary depending upon the customer's demand for power and the cost of extending Minnesota Power's facilities to provide electric service.

Minnesota Power requires that all large industrial and commercial customers under contract specify the date when power is first required, and thereafter the customer is billed for at least the minimum power for which they contracted. These conditions are part of all contracts covering power to be supplied to new large industrial and commercial customers and to current customers as

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          27

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

their  contracts  expire or are amended.  All  contracts  provide that new rates which have been approved by appropriate regulatory authorities will be substituted immediately for existing rates, without regard to any unexpired term of the existing contract. All rate schedules and other contract terms are subject to approval by appropriate regulatory authorities.

FEDERAL ENERGY REGULATORY COMMISSION. The FERC has jurisdiction over our wholesale electric service and open access transmission service. Minnesota Power's hydroelectric facilities, which are located in Minnesota, are licensed by the FERC. (See Environmental Matters - Water.)

Minnesota Power has long-term contracts with 16 Minnesota municipalities receiving wholesale electric service. Four contracts are for service through 2002 and 2005, while the other 12 are for service through at least 2007. The contracts limit rate increases (including fuel costs) to about 2% per year on a cumulative basis. In 2000 municipal customers purchased 703,555 MWh from Minnesota Power.

Minnesota Power filed a pro forma open access transmission tariff with FERC in 1996, as required. The tariff governs Minnesota Power's rates for transmission and ancillary services to transmission customers.

Issued   in   December   1999   FERC   Order  No.   2000   strongly   encouraged
transmission-owning utilities to participate in large independent regional transmission organizations (RTOs). The formation and structure of RTOs are evolving in the implementation of this federal policy. RTOs will plan and operate, and sometimes own regional transmission systems. Members will be required to turn over ownership or operational control of their transmission facilities to the RTO. In compliance with FERC Order No. 2000, in October 2000 Minnesota Power filed its intent to join an RTO, indicating a preference for the Midwest Independent System Operator, Inc. (MISO) while seeking to resolve certain organizational issues at the MISO. Order No. 2000 seeks voluntary participation in an RTO by December 15, 2001. SWL&P is impacted by a Wisconsin statute that mandates membership in an RTO.

Minnesota Power participates in MAPP, a power pool operating in parts of eight states in the Upper Midwest and in three provinces in Canada. MAPP functions include a regional reliability council that maintains generation reserve sharing requirements, a regional transmission planning group and a wholesale power and energy market committee. MAPP enhances regional electric service reliability, provides the opportunity for members to enter into various economic wholesale power transactions and coordinates the planning and operation of existing as well as the installation of new generation and transmission facilities. MAPP has open membership which includes various electric utilities within the MAPP area, and marketers and brokers located throughout North America. MAPP operates under a 1996 agreement, as amended, and an open access transmission tariff approved by FERC. Under this agreement, any member who elects to withdraw from MAPP must first provide a three-year notice of their intent to do so.

MINNESOTA PUBLIC UTILITIES COMMISSION. Minnesota Power's retail rates are based on a 1994 MPUC retail rate order that allows for an 11.6% return on common equity dedicated to utility plant.

Minnesota requires investor owned electric utilities to spend a minimum of 1.5% of gross annual retail electric revenue on conservation improvement programs
(CIP) each year. These investments are recovered from retail customers through a billing adjustment and amounts included in retail base rates. The MPUC allows utilities to accumulate, in a deferred account for future recovery, all CIP expenditures as well as a carrying charge on the deferred account balance, which amount was $1.1 million at December 31, 2000. During 1999 the Minnesota legislature enacted Minnesota Power-supported legislation allowing customers with 20 MW or more of connected load at one service point to opt out of the CIP minimum spending requirements, and associated expense recovery, upon showing the MPUC that they had implemented all reasonably available conservation measures. Opt outs were approved in early 2000 for seven of Minnesota Power's industrial customers. As a result, the 2000 CIP investment goal was $2.7 million with actual spending at $1.9 million, down substantially from the $7.1 million spent in 1999. The 2000 spending shortfall is expected to be made up by additional 2001 spending.

Until 1999 the MPUC approved Minnesota Power's request to recover lost margins. Lost margins represent energy sales lost over a five-year period due to Minnesota Power's efforts to assist customers in conserving energy. Lost margin recovery compensates utilities for reduced sales resulting from CIP activities. In 1999 the MPUC denied Minnesota Power's request to recover $3.5 million of lost margins related to 1998 CIP activities. Minnesota Power appealed the decision to the Minnesota Court of Appeals. In December 2000 the court reversed the MPUC's denial of Minnesota Power's 1998 lost margin claim. The court found that the MPUC's action constituted retroactive ratemaking and was arbitrary and capricious. In January 2001 the MPUC appealed the court's decision to the Minnesota Supreme Court. We are unable to predict the outcome of this matter.

PUBLIC SERVICE COMMISSION OF WISCONSIN. In December 1999 SWL&P filed an application with the PSCW for authority to increase retail utility rates 1.8%. This average increase is comprised of a 3.2% decrease in electric rates, a 1.1% increase in gas rates and a 31% increase in water rates. The proposed water increase is the result of construction currently under way to replace an aging well system. A final order is expected in March 2001. SWL&P's current retail rates are based on a 1996 PSCW retail rate order that allows for an 11.6% return on common equity.

In April 1999 Minnesota Power and Wisconsin Public Service Corporation (WPS) announced plans to construct a 250-mile, 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota. The proposal, called "Power Up Wisconsin," is a direct response to former Wisconsin Governor Thompson's call to address the pressing need for more dependable electricity in Wisconsin and the Upper Midwest. Alternative routes for the line using existing rights-of-way are proposed where feasible. The Final Environmental Impact Statement was issued in October 2000 by the PSCW. Hearings in Wisconsin for public input were completed

--------------------------------------------------------------------------------
28                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

in December 2000. Technical hearings are under way and expected to be completed in early 2001. The PSCW is expected to make a decision in mid 2001 based on evidence introduced at the hearings. Application for approval of the Minnesota portion of the line was filed with the Minnesota Environmental Quality Board
(MEQB) in 1999. The scope of the MEQB hearings was defined as limited to impacts from construction and operation of the transmission line on human health and the environment within Minnesota. Minnesota evidentiary and public hearings were held in August and September 2000. A recommendation for approval was received from the Administrative Law Judge and the application is expected to be voted on by the full MEQB in mid 2001. Depending on siting and regulatory review and approval, the new transmission line could be in service in 2004 at an estimated cost of between $125 million and $175 million. Approximately $30 million to $40 million of the estimated cost is for facilities in Minnesota that will be owned by Minnesota Power. The facilities in Wisconsin are being financed and owned by WPS and may ultimately be owned in part by Minnesota Power (if it exercises a buy-out option for roughly one half the line), WPS or the American Transmission Company RTO in Wisconsin.

In December 2000 the PSCW ordered SWL&P to apply for membership in a federally approved RTO by February 1, 2001, which was extended to April 1, 2001. In January 2001 SWL&P filed an application for rehearing and reopening of this order. We are unable to predict the outcome of this matter. (See Federal Energy Regulatory Commission.)

The PSCW must approve the ownership, control and operation of any affiliated wholesale merchant generating plants in Wisconsin. (See Wholesale Electric Sales.)

COMPETITION

INDUSTRY RESTRUCTURING. The electric utility industry continues to restructure in response to growing competition at both the wholesale and retail levels. This restructuring has primarily affected Minnesota Power's wholesale power marketing and trading activity through Split Rock discussed above. New legislation and regulation to increase reliability and address wholesale price volatility while encouraging competition at both the wholesale and retail levels is being considered at both the federal and state levels. Legislative and regulatory activity as well as the actions of competitors affect the way Minnesota Power strategically plans for its future.

CUSTOMER CHOICE. Twenty-five states representing approximately 70% of the United States population have passed either legislation or regulation that initiates a process which may lead to retail customer choice. In 2001 retail competition legislation will likely again be debated at the federal level and in Minnesota and Wisconsin though these initiatives currently lack momentum. We cannot predict the timing or substance of any future legislation.

FRANCHISES

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 84 cities and towns located within its electric service territory. SWL&P holds franchises in 15 cities and towns within its service territory. The remaining cities and towns served do not require a franchise to operate within their boundaries.

ENVIRONMENTAL MATTERS

Certain businesses included in our Energy Services segment are subject to regulation by various federal, state and local authorities about air quality, water quality, solid wastes and other environmental matters. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We do not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

AIR. Minnesota Power's generating facilities in Minnesota burn mainly low-sulfur western coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. The federal Clean Air Act Amendments of 1990 (Clean Air Act) created emission allowances for sulfur dioxide. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Sulfur dioxide emission requirements are currently being met by all of Minnesota Power's generating facilities, creating a surplus allowance situation for Minnesota Power. Square Butte anticipates meeting its sulfur dioxide requirements through increased use of existing scrubbers and by annually purchasing additional allowances as necessary.

In accordance with the Clean Air Act, the EPA has established nitrogen oxide limitations for electric generating units. To meet nitrogen oxide limitations, Minnesota Power installed advanced low emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance emission limits. Nitrogen oxide limitations at Square Butte are being met by combustion tuning. Minnesota Power has obtained all necessary Title V air operating permits from the Minnesota Pollution Control Agency for its applicable facilities to conduct electric operations.

In December 2000 the EPA announced their decision to regulate mercury emissions from coal and oil fired power plants under Section 112 of the Clean Air Act.
Section 112 will require all such power plants in the United States to adhere to the EPA maximum achievable control technology (MACT) standards for mercury. The EPA's announcements clarified that the EPA will establish applicable mercury MACT standards through a four-year rule making and public comment period, giving consideration to factors such as a facility's installed design and operation. Final regulations defining control requirements are planned for December 2004. Cost estimates are premature at this time.

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          29

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

In December 2000 Minnesota Power received a request from the EPA, under Section 114 of the Clean Air Act, seeking information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We are unable to predict whether any further action will be taken by the EPA on this matter or whether Minnesota Power will be required to incur any costs as a result.

WATER. The Federal Water Pollution Control Act of 1972 (FWPCA), as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, established the National Pollutant Discharge Elimination System (NPDES) permit program. The FWPCA requires NPDES permits to be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. Minnesota Power has obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct their electric operations.

Minnesota Power holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 118 MW. In June 1996 Minnesota Power filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC for Minnesota Power's St. Louis River project. Separate petitions for review were also filed by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band), two intervenors in the licensing proceedings. The court consolidated the three petitions for review and suspended the briefing schedule while Minnesota Power and the Fond du Lac Band negotiate the reasonable fee for use of tribal lands as mandated by the new license. Both parties informed the court that these negotiations may resolve other disputed issues, and they are obligated to report to the court periodically the status of these discussions. Beginning in 1996, and most recently in January 2001, Minnesota Power filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license that might conflict with the settlement discussions.

SOLID AND HAZARDOUS WASTE. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. Minnesota Power is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA.

In response to EPA Region V's request for utilities to participate in the Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl
(PCB) inventories, Minnesota Power has scheduled replacement of PCB-contaminated oil by 2004. The total cost is expected to be between $2.5 million and $3 million, of which $1.1 million was spent through December 31, 2000. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
30                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

AUTOMOTIVE SERVICES

Automotive Services includes several subsidiaries that are integral parts of the vehicle redistribution business. Vehicle sales within the auto auction industry are expected to rise at a rate of 2% to 4% annually over the next several years. With the continued increased popularity of leasing and the high cost of new vehicles, a steady flow of vehicles is expected to return to auction. Automotive Services plans to grow through increased sales at existing businesses, selective acquisitions and expansion of its services to customers. The discussion below summarizes the major businesses we include in Automotive Services. Statistical information is presented as of the date of this Form 10-K. All subsidiaries are wholly owned unless otherwise specifically indicated.

ADESA is the second largest vehicle auction network in North America. Headquartered in Indianapolis, Indiana, ADESA owns (or leases) and operates 54 vehicle auction facilities in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. ADESA also has 19 auction facilities in the United States and Canada that provide "total loss" vehicle recovery services to insurance companies. During 2000 ADESA acquired or opened 28 new vehicle auction facilities and purchased the remaining 53% of Canada's largest provider of "total loss" vehicle recovery services.

Also in 2000 ADESA Importation Services, Inc. purchased all of the assets of International Vehicle Importers, Inc., a United States registered importer. ADESA Importation is headquartered in Flint, Michigan with facilities in Buffalo, New York; Grand Forks, North Dakota; Sweetgrass, Montana and Blaine, Washington. ADESA Importation is the second largest independent commercial registered importer of vehicles in the United States.

In January 2001 ALLETE and ADESA acquired all of the outstanding stock of ComSearch, Inc. and purchased the assets of Auto Placement Center, Inc. (APC), in an overall transaction valued at $62.4 million. APC provides "total loss" vehicle recovery services at eight auction facilities in the United States. ComSearch provides Internet-based parts location and insurance adjustment audit services nationwide. Both APC and ComSearch are based in Rhode Island.

The table on the next page lists the vehicle auctions currently owned or leased by ADESA. Each auction has a multi-lane, drive-through auction facility, as well as additional buildings for reconditioning, registration, maintenance, body work, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles for auction. All vehicle auction property owned by ADESA is subject to liens securing various notes payable.

AFC provides inventory financing for wholesale and retail automobile dealers who purchase vehicles from ADESA auctions, independent auctions, other auction chains and outside sources. AFC is headquartered in Indianapolis, Indiana and has 86 loan production offices at or near auto auctions across North America. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC. In October 2000 AFC launched its new computer application system, COSMOS (an acronym for computer operating system managing our success). COSMOS, an Oracle-based system, follows each loan from origination to payoff and allows AFC to better manage its business, while expediting services through its branch network to more than 15,000 registered dealers.

GREAT RIGS is one of the nation's largest independent used automobile transport carriers with more than 140 automotive carriers, the majority of which are leased. Headquartered in Moody, Alabama, Great Rigs offers customers pick up and delivery services as well as marshalling services through 11 strategically located transportation hubs. Customers of Great Rigs include both ADESA and competitors' auctions, car dealerships, vehicle manufacturers, leasing companies and finance companies. Great Rigs' major customers include Ford Motor Credit, GE Capital, General Motors Acceptance Corp., Nissan and DaimlerChrysler.

PAR, which is doing business as PAR North America, provides customized vehicle remarketing services to various companies such as banks, non-prime finance, non-prime servicing, captive finance, credit unions, company owned fleets, commercial fleets and rental car dealers in the United States and Canada. PAR's services include repossessions, remarketing, pre- and post-term lease-end management, United States and Canadian registration title service, and Canadian registered importation. PAR offers its telemarketing service through its affiliate company, EndTrust and its Canadian import service through ADESA Importation. Together PAR and ADESA Importation offer a complete and full range of import servicing, including marshalling, point-to-point transportation, Department of Transportation compliance registration, odometer replacement, auction representation and sales tax processing.

AUTOVIN is a 90% owned subsidiary that provides professional field information services to the automotive industry and the industry's secured lenders. Its services include vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspection. AutoVIN works closely with AFC to offer auto dealers one-stop shopping for financial and information services. AutoVIN expanded its inspection services in 2000 to include dealers selling other products, such as motorcycles and lawn equipment. While inventory verification is still the core of AutoVIN's business, its growth potential is increased by providing inspection services for other products.

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          31

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                                                                                    Year        Number of
                                                           State/                Operations      Auction
ADESA Auctions                        City                 Province               Commenced       Lanes
------------------------------------------------------------------------------------------------------------
United States
     ADESA Birmingham                 Moody                Alabama                  1987           10
     ADESA Phoenix                    Phoenix              Arizona                  1988           12
     ADESA Central Arkansas <F1>      Beebe                Arkansas                 1987            6
     ADESA Little Rock <F1>           Little Rock          Arkansas                 1984           10
     ADESA Los Angeles                Mira Loma            California               2000            6
     ADESA Sacramento                 Sacramento           California               1997            5
     ADESA San Diego                  San Diego            California               1982            6
     ADESA Golden Gate                San Francisco        California               1985            6
     ADESA Colorado Springs <F1>      Colorado Springs     Colorado                 1982            3
     ADESA Clearwater <F1>            Clearwater           Florida                  1972            4
     ADESA Jacksonville               Jacksonville         Florida                  1996            6
     ADESA Ocala <F2>                 Ocala                Florida                  1996            5
     ADESA Orlando-Sanford            Orlando              Florida                  1987            6
     ADESA Tampa                      Tampa                Florida                  1989            8
     ADESA Atlanta                    Atlanta              Georgia                  1986            6
     ADESA Southern Indiana <F3>      Columbus             Indiana                  1997            3
     ADESA Indianapolis               Plainfield           Indiana                  1983           10
     ADESA Des Moines <F1>            Des Moines           Iowa                     1967            3
     ADESA Lexington                  Lexington            Kentucky                 1982            6
     ADESA Ark-La-Tex                 Shreveport           Louisiana                1979            5
     ADESA Concord                    Concord              Massachusetts            1947            5
     ADESA Boston <F1>                Framingham           Massachusetts            1995           11
     ADESA Lansing                    Dimondale            Michigan                 1976            5
     ADESA St. Louis                  Barnhart             Missouri                 1987            3
     ADESA Kansas City                Kansas City          Missouri                 1963            7
     ADESA New Jersey                 Manville             New Jersey               1996            8
     ADESA Buffalo                    Akron                New York                 1992           10
     ADESA Charlotte <F1>             Charlotte            North Carolina           1994           10
     ADESA Cincinnati/Dayton          Franklin             Ohio                     1986            8
     ADESA Cleveland <F1>             Northfield           Ohio                     1994            8
     ADESA Pittsburgh                 Mercer               Pennsylvania             1971            7
     ADESA Knoxville <F1>             Lenoir City          Tennessee                1984            6
     ADESA Memphis                    Memphis              Tennessee                1990            6
     ADESA Austin <F1>                Austin               Texas                    1990            6
     ADESA Houston                    Houston              Texas                    1995            8
     ADESA Dallas                     Mesquite             Texas                    1990            8
     ADESA San Antonio                San Antonio          Texas                    1989            8
     ADESA Seattle                    Seattle              Washington               1984            4
     ADESA Wisconsin                  Portage              Wisconsin                1984            5
Canada
     ADESA Calgary                    Airdrie              Alberta                  2000            4
     ADESA Edmonton <F1>              Edmonton             Alberta                  1988            3
     ADESA Vancouver                  New Westminster      British Columbia         1972            7
     CAG Vancouver <F1>               Surrey               British Columbia         1986            2
     ADESA Winnipeg                   Winnipeg             Manitoba                 1987            4
     ADESA Moncton                    Moncton              New Brunswick            1987            2
     ADESA St. John's <F1>            St. John's           Newfoundland             1994            1
     ADESA Dartmouth                  Dartmouth            Nova Scotia              1985            3
     ADESA Halifax                    Enfield              Nova Scotia              1993            3
     ADESA Kitchener                  Ayr                  Ontario                  1988            4
     ADESA Toronto                    Brampton             Ontario                  1987            6
     CAG Hamilton                     Hamilton             Ontario                  1978            2
     ADESA Ottawa                     Vars                 Ontario                  1990            5
     ADESA Montreal                   St. Eustache         Quebec                   1974           12
     ADESA Saskatoon <F1>             Saskatoon            Saskatchewan             1980            2
------------------------------------------------------------------------------------------------------------

<F1> Leased auction facilities. (See Note 7.)
<F2> ADESA owns 51% of this auction business.
<F3> ADESA owns 80% of this auction business.

--------------------------------------------------------------------------------
 32                        ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

COMPETITION

Within the automobile auction industry, ADESA's competition includes independently owned auctions as well as a major chain and associations with auctions in geographic proximity. ADESA competes with these other auctions for a supply of vehicles to be sold on consignment for automobile dealers, financial institutions and other sellers. ADESA also competes for a supply of rental repurchase vehicles from automobile manufacturers for auction at factory sales. Automobile manufacturers often choose between auctions across multi-state areas in distributing rental repurchase vehicles. ADESA competes for these customers by attempting to attract a large number of dealers to purchase vehicles, which ensures competitive prices and supports the volume of vehicles auctioned. ADESA also competes by providing a full range of automotive services, including dealer inventory financing, reconditioning services that prepare vehicles for auction, transportation of vehicles and processing of sales transactions.

ADESA utilizes e-commerce as another component in its array of services. Dealers are provided training on how to use on-line products, including the purchase of vehicles on-line. The dealers can also access auction runlists and other market report information offered on ADESA's website, www.ADESA.com. ADESA believes it has a competitive advantage in a small but growing segment of the used vehicle market combining on-line services with auction facilities and knowledgeable auction personnel located across North America.

AFC is the largest provider of dealer floorplan financing to independent automobile dealers in North America. AFC's competition includes other specialty lenders, banks and other financial institutions. AFC has distinguished itself from its competitors by convenience of payment, quality of service and scope of services offered. In addition to its floorplan services, AFC, through alliances with other experienced vendors, has expanded its service array to include sub-prime financing, physical damage insurance and warranty products to its dealer base. These alliances make AFC a one-stop shopping provider.

PAR provides customized remarketing services throughout North America. Although other providers are larger in size and volume, PAR's competition comes from a handful of similar service providers, none of which offer as many diverse services as it does. In June 2000 PAR introduced its interactive website, electronically connecting customers with its services. Further enhancements scheduled for availability in the first quarter of 2001 include interactive connection with repossession agents and auction vendor networks. PAR's affiliation with EndTrust gives it a competitive edge in gaining market share in the lease-end management services arena. Another area that distinguishes PAR from its competition is ADESA Importation.

ENVIRONMENTAL MATTERS

Certain businesses in our Automotive Services segment are subject to regulation by various federal, state and local authorities concerning air quality, water quality, solid wastes and other environmental matters. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We do not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          33

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

WATER SERVICES

Our Water Services segment consists of regulated and non-regulated wholly owned subsidiaries. Non-regulated subsidiaries market our water expertise outside traditional utility boundaries. The discussion below summarizes the major businesses we include in Water Services. Statistical information is presented as of December 31, 2000.

REGULATED SUBSIDIARIES. FLORIDA WATER, the largest investor owned water supplier in Florida, owns and operates water and wastewater treatment facilities within that state. Florida Water serves 152,000 water customers and 73,000 wastewater customers, and maintains 157 water and wastewater facilities with plants ranging in size from 6 connections to greater than 25,000 connections. Florida Water provides customers with over 19 billion gallons of water per year, primarily from Florida's underground aquifer. Substantially all of Florida Water's properties used in water and wastewater operations are encumbered by a mortgage. During 2000 Florida Water purchased the assets of Spruce Creek which serves
5,600 water and wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate a total of 10,000 water and wastewater customers. In December 2000 Florida Water also purchased the assets of Steeplechase Utility Company, Inc. which serves 1,200 water and wastewater customers in Marion County, Florida. The system is designed to accommodate a total of 3,200 water and wastewater customers.

HEATER provides water and wastewater treatment services in North Carolina. Heater serves 44,000 water customers and 5,000 wastewater customers. Heater has water and wastewater systems located in subdivisions surrounding Raleigh and Fayetteville, North Carolina, and the Piedmont and Mountain regions of North Carolina. Water supply is primarily from ground water deep wells. Community ground water systems vary in size from 25 connections to 6,000 connections. Some systems are supplied by purchased water. Heater has approximately 415 interconnected and stand-alone systems and 972 wells. Heater also has 33 wastewater treatment plants, ranging in size from 10,000 gallons per day to 670,000 gallons per day, and 79 lift stations located in its wastewater collection systems. Substantially all of Heater's properties used in its water and wastewater operations are encumbered by a mortgage. During 2000 Heater acquired the assets of several small water and wastewater systems which added approximately 1,100 customers.

NON-REGULATED SUBSIDIARIES. AMERICAS' WATER was incorporated in 1997 and has offices in Grand Rapids, Michigan, Plymouth, Wisconsin and Orlando, Florida. Americas' Water offers contract management, operations and maintenance services for water and wastewater treatment facilities to governments and industries. Americas' Water provides services in Minnesota, Michigan, Wisconsin, Ohio and Florida.

INSTRUMENTATION SERVICES, INC. provides predictive maintenance and instrumentation consulting services to water and wastewater utilities and other industrial operations throughout the southeastern part of the United States as well as Texas and Minnesota.

GEORGIA WATER SERVICES CORPORATION was established in 2000. In December 2000 ALLETE Water Services, Inc. purchased, subject to certain conditions, the assets of Dicks Creek Wastewater Utility for $6.6 million plus a commitment to pay a fee for residential connections. Beginning in 2001, the commitment fee will be a minimum of $400,000 annually for four years or until the cumulative fees paid reach $2 million. Dicks Creek, which is located near Atlanta in Forsyth County, Georgia, will be operated by Georgia Water. The transaction is expected to be completed in early 2001.

REGULATORY ISSUES

FLORIDA PUBLIC SERVICE COMMISSION. In 1995 the Florida First District Court of Appeals (Court of Appeals) reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates" all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order in January 1998 that did not require refunds. Florida Water's potential refund liability at that time was about $12.5 million, which included interest, to customers who paid more under uniform rates.

In the same January 1998 order, the FPSC required Florida Water to refund, with interest, $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates that exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case. The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Customer groups that paid more under uniform rates appealed the FPSC's January 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. Florida Water also appealed the $2.5 million refund order. Initial briefs were filed by all parties in May 1998. In June 1998 the Court of Appeals reversed its previous ruling that the FPSC was without authority to order uniform rates at which time customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs in September 1998. A provision for refund related to the $2.5 million refund order was recorded in 1999.

--------------------------------------------------------------------------------
34                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

In December 2000 Hernando County approved a settlement agreement relating to the Spring Hill refund issue that was before the Court of Appeals. Under the settlement agreement, Spring Hill customers would receive a prospective rate reduction over three years totaling $1.8 million with no refunds. Florida Water also agreed it would not file a rate case to increase rates to Spring Hill customers for a period of three years. In December 2000 the Court of Appeals remanded the issue back to the FPSC for settlement consideration. We are unable to predict the timing or outcome of the appeal and settlement process.

NORTH CAROLINA UTILITIES COMMISSION. In October 2000 the NCUC issued a final order approving a $2.2 million, or 18%, annual rate increase for water and wastewater customers of Heater. Heater had requested an annual rate increase of $3.3 million, or 26%, for its water and waste water customers.

COMPETITION

Water Services provides water and wastewater services at regulated rates within exclusive service territories granted by regulators. Significant competition exists for the provision of the types of services provided by Americas' Water. Although a few private contractors control a large percentage of the market for contract management, operations and maintenance services, we believe that continued growth in these markets will enable emerging companies like Americas' Water to succeed.

FRANCHISES

Florida Water provides water and wastewater treatment services in 21 counties regulated by the FPSC and holds franchises in 5 counties which have retained authority to regulate such operations. (See Regulatory Issues - Florida Public Service Commission.) Water and wastewater services provided by Heater are under the jurisdiction of the NCUC. The NCUC grants franchises for Heater's service territory when the rates are authorized.

ENVIRONMENTAL MATTERS

Our Water Services are subject to regulation by various federal, state and local authorities concerning water quality, solid wastes and other environmental matters. We consider these businesses to generally be in compliance with those environmental regulations currently applicable to their operations and have the permits necessary to conduct such operations. We do not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated. [GRAPHIC OMITTED - SQUARE]

INVESTMENTS

Our Investments segment consists of real estate operations, investments in emerging technologies related to the electric utility industry and an actively traded securities portfolio. The discussion below summarizes the major components of Investments. Statistical information is presented as of December 31, 2000. All subsidiaries are wholly owned unless otherwise specifically indicated.

REAL ESTATE OPERATIONS. Our real estate operations include CAPE CORAL HOLDINGS and an 80% ownership in LEHIGH. Through subsidiaries, we own Florida real estate operations in four different locations:

     - Lehigh Acres with 1,000 acres of land and approximately 700 home sites adjacent to Fort Myers, Florida;

     -   Sugarmill Woods with 530 home sites in Citrus County, Florida;

     - Palm Coast with 1,950 home sites and 9,300 acres of residential, commercial and industrial land at Palm Coast, Florida. Palm Coast is a planned community between St. Augustine and Daytona Beach; and

     - Cape Coral, also located adjacent to Fort Myers, Florida, with approximately 1,000 acres of commercial and residential zoned land, including home sites, marina and commercial buildings.

The real estate strategy is to continue to acquire large properties at low cost, add value and sell them at going market prices.

EMERGING TECHNOLOGY INVESTMENTS. Since 1985 we have invested $38.6 million in start-up companies that are developing technologies that may be utilized by the electric utility industry. We are comitted to invest an additional $13.3 million through 2008. The investments were first made through emerging technology funds initiated by us and other electric utilities. More recently, we have made investments directly in privately held companies. The majority of our direct investments relate to distributed generation technology, such as micro generation and fuel cell technology.

Emerging Technology Investments                  Future
As of December 31, 2000          Investment    Commitment
-----------------------------------------------------------
Millions
Emerging Technology Funds          $27.2         $12.8
Proton Energy Systems, Inc.          3.1             -
Metallic Power, Inc.                 3.7             -
Enporion, Inc.                       3.0             -
Other                                1.6           0.5
-----------------------------------------------------------
    Total                          $38.6         $13.3
-----------------------------------------------------------


--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          35

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

The emerging technology funds (Funds) have made investments in companies that develop advanced technologies to be used by the utility industry, including electrotechnologies and renewable energy technologies and software and communications technologies related to utility customer support systems. Customer support systems include customer information systems, energy management systems, Internet marketing, broadband communications and power quality.

PROTON ENERGY SYSTEMS, INC. develops and manufactures proton exchange membrane products for use in hydrogen generating devices and regenerative fuel cell systems that function as power generating and energy storage devices. In addition to our direct investment, the Funds are also invested in Proton.

METALLIC POWER, INC. is engaged in the development and commercialization of zinc/air fuel cells to be used in place of battery operated and small combustion engines (i.e., forklifts, golf carts, lawn mowers and portable generation for mobile applications). Metallic is privately held and located in California. In addition to our direct investment, the Funds are also invested in Metallic.

ENPORION, INC. is a start-up business-to-business electronic marketplace focusing on the supply chain of energy utilities. Enporion was founded in 2000 by seven electric and gas utilities, including us. The electronic marketplace began transacting business in the fourth quarter of 2000. Our $3 million investment represents a 12.5% ownership interest.

As companies included in our emerging technology investments are sold, we may recognize a gain or loss. In the second half of 2000, several of the companies included in the Funds completed an initial public offering. Typically, investors are not permitted to sell stock of the companies for a period of 180 days following an initial public offering. Other restrictions on sale may also apply. Since going public, the market value of these companies has experienced significant volatility. Our investment in the companies that have gone public has a cost basis of approximately $13 million. The aggregate market value of these companies at December 31, 2000 was $52 million.

Our emerging technology investments provide us with access to developing technologies before their commercial debut, as well as financial returns and diversification opportunities. We view these investments as a source of capital for redeployment in existing businesses and a potential entree into additional business opportunities. Portions of any proceeds received on these investments may be reinvested back into companies to encourage development of future technology.

SECURITIES PORTFOLIO. Our securities portfolio is managed by selected outside managers as well as internal managers. It is intended to provide stable earnings and liquidity. Proceeds from the securities portfolio are available for investment in existing businesses, to fund strategic initiatives and for other corporate purposes. Our investment in the securities portfolio at December 31, 2000 was $91 million ($257 million at December 31, 1999).

In May 2000 we sold 4.7 million shares of ACE common stock that we received in exchange for 7.3 million shares of Capital Re common stock in December 1999. The exchange of stock was the result of a merger in which each Capital Re share was exchanged for 0.65 ordinary shares of ACE plus $3.4456 in cash. At the time of the merger we owned 20% of Capital Re which converted to 2% of ACE. The ACE shares were included in our securities portfolio at December 31, 1999.

ENVIRONMENTAL MATTERS

Certain businesses included in our Investments segment are subject to regulation by various federal, state and local authorities concerning air quality, water quality, solid wastes and other environmental matters. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We do not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
36                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                                              Initial
Executive Officers                                                                        Effective Date
-------------------------------------------------------------------------------------------------------------
John Cirello, Age 57
  Executive Vice President ALLETE and President and
    Chief Executive Officer - ALLETE Water Services, Inc.                                 July 24, 1995

Donnie R. Crandell, Age 56
  Executive Vice President ALLETE and President - ALLETE Properties, Inc.                 January 15, 1999
  Senior Vice President and President - ALLETE Properties, Inc.                           January 1, 1996

Robert D. Edwards, Age 56
  Executive Vice President ALLETE and President - Minnesota Power                         July 26, 1995

Brenda J. Flayton, Age 45
  Vice President - Human Resources                                                        July 22, 1998

John E. Fuller, Age 57
  Executive Vice President ALLETE and President and Chief Executive Officer - AFC         January 15, 1999
  Senior Vice President and President and Chief Executive Officer - AFC                   April 23, 1997
  President and Chief Executive Officer - AFC                                             January 1, 1994

Laurence H. Fuller, Age 52
  Vice President - Corporate Development                                                  February 10, 1997

David G. Gartzke, Age 57
  Senior Vice President - Finance and Chief Financial Officer                             December 1, 1994

James P. Hallett, Age 47
  Executive Vice President ALLETE and President and Chief Executive Officer - ADESA       April 23, 1997
  President and Chief Executive Officer - ADESA                                           August 21, 1996
  President - ADESA Canada Inc.                                                           May 26, 1994

Philip R. Halverson, Age 52
  Vice President, General Counsel and Secretary                                           January 1, 1996

David P. Jeronimus, Age 58
  Vice President - Environmental Services                                                 February 1, 1999

James A. Roberts, Age 50
  Vice President - Corporate Relations                                                    January 1, 1996

Edwin L. Russell, Age 55
  Chairman, President and Chief Executive Officer                                         May 14, 1996
  President and Chief Executive Officer                                                   January 22, 1996
  President                                                                               May 9, 1995

Mark A. Schober, Age 45
  Controller                                                                              March 1, 1993

James K. Vizanko, Age 47
  Treasurer                                                                               March 1, 1993

Claudia Scott Welty, Age 48
  Vice President - Information Technology                                                 February 1, 1999
  Vice President - Support Services                                                       July 1, 1995

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          37

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

All of the executive officers except Mr. Laurence Fuller have been employed by us for more than five years in executive or management positions.

     MR. LAURENCE FULLER was previously senior vice president, new business development and strategic planning, for Diners Club International, a subsidiary of Citicorp, Inc.

In the five years prior to election to the positions shown above, Ms. Flayton and Mr. Jeronimus held other positions with us.

     MS. FLAYTON was director of human resources.

     MR. JERONIMUS was director of environmental resources.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the above executive officers extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 8, 2001. [GRAPHIC OMITTED - SQUARE]

ITEM 2.   PROPERTIES

Properties are included in the discussion of our business in Item 1. and are incorporated by reference herein.

ITEM 3.   LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of our business in Item 1. and are incorporated by reference herein.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

We have paid dividends without interruption on our common stock since 1948. A quarterly dividend of $0.2675 per share on our common stock will be paid on March 1, 2001 to the holders of record on February 15, 2001. Our common stock is listed on the New York Stock Exchange under the symbol ALE. Dividends paid per share, and the high and low prices for our common stock for the periods indicated as reported by THE WALL STREET JOURNAL, Midwest Edition, are in the accompanying chart.

On March 2, 1999 our common stock was split two-for-one. All common share and per share amounts have been adjusted for all periods to reflect the two-for-one stock split.

The amount and timing of  dividends  payable on our common  stock are within the sole discretion of our Board of Directors. In 2000 we paid out 51% (64% excluding the gain related to the ACE transaction) of our per share earnings in dividends.

Our Articles of Incorporation, and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 2000 no retained earnings were restricted as a result of these provisions. At January 29, 2001 there were approximately 38,000 common stock shareholders of record. [GRAPHIC OMITTED - SQUARE]

                                 Price Range
                             ------------------         Dividends
Quarter                        High        Low            Paid
------------------------------------------------------------------
2000 - First                 $18.06      $14.75         $0.2675
       Second                 20.75       16.00          0.2675
       Third                  24.25       17.31          0.2675
       Fourth                 25.50       20.13          0.2675
------------------------------------------------------------------
       Annual Total                                     $1.07
------------------------------------------------------------------
1999 - First                 $22.09      $19.53         $0.2675
       Second                 21.81       18.94          0.2675
       Third                  19.88       16.56          0.2675
       Fourth                 18.69       16.00          0.2675
------------------------------------------------------------------
       Annual Total                                     $1.07
------------------------------------------------------------------

--------------------------------------------------------------------------------
38                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA

All common share and per share amounts have been adjusted for all periods to reflect our March 2, 1999 two-for-one common stock split. Financial information presented in the table below may not be comparable between periods due to our purchase of 80% of ADESA, including AFC and Great Rigs, in July 1995, another 3% in January 1996 and the remaining 17% in August 1996.

BALANCE SHEET                                         2000           1999         1998          1997          1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Millions
Assets
     Current Assets                                 $  731.0      $  564.5      $  487.5      $  385.3       $  334.4      $  251.9
     Property, Plant and Equipment                   1,479.7       1,258.8       1,178.9       1,170.2        1,188.8       1,149.1
     Investments                                       116.4         197.2         263.5         252.9          236.5         201.4
     Goodwill                                          472.8         181.0         169.8         158.9          167.0         120.2
     Other Assets                                      114.1         111.1         109.2         119.0          123.6         126.8
------------------------------------------------------------------------------------------------------------------------------------
                                                    $2,914.0      $2,312.6      $2,208.9      $2,086.3       $2,050.3      $1,849.4
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
     Current Liabilities                            $  707.0      $  398.3      $  346.0      $  342.6       $  339.7      $  256.8
     Long-Term Debt                                    952.3         712.8         672.2         685.4          694.4         639.5
     Other Liabilities                                 278.9         289.2         298.6         301.8          298.9         320.5
     Mandatorily Redeemable Preferred
       Securities of ALLETE Capital I                   75.0          75.0          75.0          75.0           75.0             -
     Redeemable Preferred Stock                            -          20.0          20.0          20.0           20.0          20.0
     Stockholders' Equity                              900.8         817.3         797.1         661.5          622.3         612.6
------------------------------------------------------------------------------------------------------------------------------------
                                                    $2,914.0      $2,312.6      $2,208.9      $2,086.3       $2,050.3      $1,849.4
------------------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT
------------------------------------------------------------------------------------------------------------------------------------
Millions

Operating Revenue
     Energy Services                                $  589.5      $  554.5      $  559.8      $  541.9       $  529.2      $  503.5
     Automotive Services                               546.4         406.6         328.4         255.5          183.9          61.6
     Water Services                                    118.6         112.9          95.6          95.5           85.2          66.1
     Investments                                        77.4          57.8          55.5          60.7           48.6          36.1
------------------------------------------------------------------------------------------------------------------------------------
                                                     1,331.9       1,131.8       1,039.3         953.6          846.9         667.3
------------------------------------------------------------------------------------------------------------------------------------
Expenses
     Fuel and Purchased Power                          229.0         200.2         205.7         194.1          190.9         177.0
     Operations                                        842.6         705.9         635.4         579.9          512.2         389.1
     Interest Expense                                   69.2          59.5          64.9          64.2           62.1          48.0
------------------------------------------------------------------------------------------------------------------------------------
                                                     1,140.8         965.6         906.0         838.2          765.2         614.1
------------------------------------------------------------------------------------------------------------------------------------
Operating Income Before Capital Re and ACE             191.1         166.2         133.3         115.4           81.7          53.2
Income (Loss) from Investment in Capital Re
  and Related Disposition of ACE                        48.0         (34.5)         15.2          14.8           11.8           9.8
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                       239.1         131.7         148.5         130.2           93.5          63.0
Distributions on Redeemable Preferred
  Securities of ALLETE Capital I                         6.0           6.0           6.0           6.0            4.7             -
Income Tax Expense                                      84.5          57.7          54.0          46.6           19.6           1.1
------------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                      148.6          68.0          88.5          77.6           69.2          61.9
Income from Discontinued Operations                        -             -             -             -              -           2.8
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                             148.6          68.0          88.5          77.6           69.2          64.7
Preferred Dividends                                      0.9           2.0           2.0           2.0            2.4           3.2
------------------------------------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock                    147.7          66.0          86.5          75.6           66.8          61.5
Common Stock Dividends                                  74.5          73.0          65.0          62.5           59.6          57.9
------------------------------------------------------------------------------------------------------------------------------------
Retained (Deficit) in the Business                  $   73.2      $   (7.0)     $   21.5      $   13.1       $    7.2      $    3.6
------------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          39

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                                             2000           1999            1998           1997           1996            1995
--------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding - Millions
     Year-End                                74.7           73.5            72.3           67.1           65.5            62.9
     Average<F1>                             69.8           68.4            64.0           61.2           58.6            57.0
Diluted Earnings Per Share
     Continuing Operations                  $2.11<F2>      $0.97<F2>       $1.35          $1.24          $1.14           $1.03
     Discontinued Operations                    -              -               -              -              -            0.05
--------------------------------------------------------------------------------------------------------------------------------
                                            $2.11<F2>      $0.97<F2>       $1.35          $1.24          $1.14           $1.08
--------------------------------------------------------------------------------------------------------------------------------
Return on Common Equity                     17.1%<F2>       8.3%<F2>       12.4%          12.1%          11.3%           10.7%
Common Equity Ratio                         46.3%          49.3%           49.9%          44.9%          43.1%           45.6%
Dividends Paid Per Share                    $1.07          $1.07           $1.02          $1.02          $1.02           $1.02
Dividend Payout                             50.7%<F2>       110%<F2>         76%            83%            89%             94%
Book Value Per Share at Year-End           $12.06         $10.97          $10.86          $9.69          $9.32           $9.28
Market Price Per Share
     High                                  $25.50         $22.09          $23.13         $22.00         $14.88          $14.63
     Low                                   $14.75         $16.00          $19.03         $13.50         $13.00          $12.13
     Close                                 $24.81         $16.94          $22.00         $21.78         $13.75          $14.19
Market/Book at Year-End                      2.06           1.54            2.03           2.25           1.48            1.53
Price Earnings Ratio at Year-End             11.8<F2>       17.5<F2>        16.3           17.6           12.1            13.1
Dividend Yield at Year-End                   4.3%           6.3%            4.6%           4.7%           7.4%            7.2%
Employees                                  12,633          8,246           7,003          6,817          6,537           5,649
Net Income
     Energy Services                        $43.1          $45.0           $47.4          $43.1          $39.4           $41.0
     Automotive Services                     48.5           39.9            25.5           14.0            3.7               -
     Water Services                          13.1           12.2             7.5            8.2            5.4            (1.0)
     Investments                             59.7<F2>       (9.4)<F2>       29.6           32.1           38.1            41.3
     Corporate Charges                      (15.8)         (19.7)          (21.5)         (19.8)         (17.4)          (19.4)
--------------------------------------------------------------------------------------------------------------------------------
                                            148.6           68.0            88.5           77.6           69.2            61.9
     Discontinued Operations                    -              -               -              -              -             2.8
--------------------------------------------------------------------------------------------------------------------------------
                                           $148.6          $68.0           $88.5          $77.6          $69.2           $64.7
--------------------------------------------------------------------------------------------------------------------------------
Customers - Thousands
     Electric                               141.0          139.7           138.1          135.8          135.1           135.8
     Water                                  273.8          255.3           205.1          201.0          197.2           198.4
Electric Sales - Millions of MWh             11.7           11.3            12.0           12.4           13.2            11.5
Power Supply - Millions of MWh
     Steam Generation                         6.4            6.2             6.3            6.1            6.4             6.0
     Hydro Generation                         0.5            0.7             0.6            0.6            0.7             0.7
     Long-Term Purchase - Square Butte        2.4            2.3             2.1            2.3            2.4             1.9
     Purchased Power                          3.1            2.6             3.2            3.8            4.4             3.6
--------------------------------------------------------------------------------------------------------------------------------
                                             12.4           11.8            12.2           12.8           13.9            12.2
--------------------------------------------------------------------------------------------------------------------------------
Water Sold - Billions of Gallons             22.7           20.3            18.1           16.5           16.0            14.7
Coal Sold - Millions of Tons                  4.4            4.5             4.2            4.2            4.5             4.0
Vehicles Sold - Thousands                   1,319          1,037             897            769            637             230
Vehicles Financed - Thousands                 795            695             531            323            140              70
Capital Expenditures - Millions
     Energy Services                       $ 64.7          $47.7           $36.1          $34.6         $ 37.5          $ 39.4
     Automotive Services                     74.2           23.8            22.0           11.2           41.7            42.7
     Water Services                          29.6           26.9            21.8           22.2           22.2            32.7
     Investments                              0.2            0.9             0.1            0.2            0.1               -
     Corporate                                  -            0.4             0.8            4.0              -               -
     Discontinued Operations                    -              -               -              -              -             0.7
--------------------------------------------------------------------------------------------------------------------------------
                                           $168.7          $99.7           $80.8          $72.2         $101.5          $115.5
--------------------------------------------------------------------------------------------------------------------------------

<F1>  Excludes unallocated ESOP Shares.

<F2>  In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on  the sale of 4.7 million shares of ACE that we received in December 1999 when  Capital Re merged  with ACE.  As a result of  the  merger, in  1999 we recorded a $36.2 million, or $0.52 per share, after-tax non-cash  charge. Excluding the Capital Re and  ACE transactions, diluted  earnings per share were $1.67 in 2000 ($1.49 in 1999), the return on common equity  was 13.6% in 2000 (12.9% in 1999), the dividend payout was 64.1% in 2000 (72% in 1999),  the  price  earnings  ratio was 14.9 in  2000  (11.4 in 1999) and net income from
      Investments was $29.3 million in 2000 ($26.8 million in 1999).


--------------------------------------------------------------------------------
40                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW
                                           2000          1999         1998
------------------------------------------------------------------------------
Millions

Operating Revenue
  Energy Services                        $  589.5      $  554.5     $  559.8
  Automotive Services                       546.4         406.6        328.4
  Water Services                            118.6         112.9         95.6
  Investments                                77.4          57.8         55.5
------------------------------------------------------------------------------
                                         $1,331.9      $1,131.8     $1,039.3
------------------------------------------------------------------------------
Operating Expenses
  Energy Services                        $  516.0        $479.0       $480.5
  Automotive Services                       464.3         337.3        281.5
  Water Services                             96.7          93.3         83.1
  Investments                                32.7          23.9         22.3
  Corporate Charges                          31.1          32.1         38.6
------------------------------------------------------------------------------
                                         $1,140.8        $965.6       $906.0
------------------------------------------------------------------------------
Net Income
  Energy Services                        $   43.1        $ 45.0       $ 47.4
  Automotive Services                        48.5          39.9         25.5
  Water Services                             13.1          12.2          7.5
  Investments                                29.3<F1>      26.8<F2>     29.6
  Corporate Charges                         (15.8)        (19.7)       (21.5)
------------------------------------------------------------------------------
                                            118.2         104.2         88.5
  Capital Re and ACE Transactions            30.4         (36.2)           -
------------------------------------------------------------------------------
                                         $  148.6        $ 68.0       $ 88.5
------------------------------------------------------------------------------
Diluted Average Shares
  of Common Stock - Millions                 70.1          68.7         64.2
------------------------------------------------------------------------------
Diluted Earnings Per Share
  of Common Stock
     Before Capital Re and
       ACE Transactions                     $1.67         $1.49        $1.35
     Capital Re and ACE Transactions         0.44         (0.52)           -
------------------------------------------------------------------------------
                                            $2.11         $0.97        $1.35
------------------------------------------------------------------------------
Return on Common Equity                     13.6%<F1>     12.9%<F2>    12.4%
------------------------------------------------------------------------------

<F1>  Including the $30.4 million gain associated with the ACE transaction, 2000 net income from Investments was $59.7 million and the return on equity was 17.1%. (See Note 6.)

<F2>  Including the $36.2 million non-cash charge associated with the Capital Re transaction, 1999 net income from Investments was a $9.4 million loss and the return on equity was 8.3%. (See Note 6.)

We achieved strong earnings growth as 2000 net income, exclusive of the Capital Re and ACE transactions (see net income discussion for Capital Re and ACE transactions on the next page), increased $14.0 million, or 13%, and earnings per share increased $0.18, or 12%, over 1999. Much of the growth came from
Automotive Services, as net income from that segment in 2000 was up $8.6 million, or 22%, over 1999. Although a cooler summer in 2000 resulted in lower net income from Energy Services, financial results for all business segments reflected ongoing operational improvements and the successful strategies initiated to grow and diversify each business.

We measure performance of our operations through careful budgeting and monitoring of contributions by each business segment to consolidated net income. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment.

The following summarizes significant events which impacted net income for each of our business segments for the past three years.

ENERGY SERVICES' net income in 2000 declined $1.9 million, or 4%, from 1999 as strong megawatthour sales were more than offset by lower margins on wholesale power marketing activities. Megawatthour sales increased 4% to 11.7 million in 2000 (11.3 million in 1999; 12 million in 1998) primarily due to more sales to large industrial customers. Lower demand in the region's wholesale power market as a result of more moderate summer weather led to the decrease in wholesale margins in 2000. In 1999 Energy Services reflected lower megawatthour sales to industrial customers and higher margins from wholesale power marketing activities, a denial of lost margin recovery for conservation improvement programs and a one-time property tax levy associated with an industrial development project. The 1999 decline in sales was primarily attributable to fewer sales to taconite, paper and pipeline customers because of lower demand for domestic steel, stronger competition in the paper markets and lower pipeline pumping levels. In 1998 net income reflected higher margins from wholesale power marketing activities. An unusually mild winter in 1998 negatively impacted both net income and megawatthour sales to retail customers.

AUTOMOTIVE SERVICES continued its strong growth, as 2000 net income increased $8.6 million, or 22%, over 1999. The growth was due to increased sales activity at ADESA auction facilities and increased financing activity at AFC's loan production offices. ADESA added 28 new auction facilities in 2000 (two in 1999; three in 1998) and completed the acquisition of 11 auction facilities that provide "total loss" vehicle recovery services to insurance companies. At ADESA auction facilities 1.3 million vehicles were sold in 2000 (1.0 million in 1999;
0.9 million in 1998). Same store growth at ADESA auction facilities increased 12% as measured by earnings before interest, taxes, depreciation, amortization and lease expense. AFC contributed 48% of the net income from Automotive Services in 2000. AFC had 86 loan production offices in 2000 (84 in 1999; 84 in 1998). The growth of AFC's dealer/customer base from 11,500 in 1998 to 15,000 in 2000 has enabled AFC to finance more vehicles, 795,000 vehicles in 2000 (695,000 in 1999; 531,000 in 1998). In 1999 Automotive Services showed significant growth reflecting a profitable mix of same-store growth and selective acquisitions at ADESA as well as increased financing activity and the maturing of loan production offices that were opened in 1998 by AFC. In 1998 AFC added 30 loan production offices.

WATER SERVICES' net income in 2000 was up $0.9 million, or 7%, compared to 1999 due to increased water consumption as a result of drier weather conditions and customer growth, regulatory relief granted by Florida's Hillsborough Board of County Commissioners

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         41

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

in 2000 and higher rates approved by the FPSC in 1999. In 1999 Water Services generated higher net income due to strategic acquisitions and customer growth that increased the customer base by 24%, regulatory relief granted by the FPSC in the settlement of Florida Water's 1995 rate case and increased average consumption. In 1998 Water Services results reflected regulatory relief, customer growth, increased consumption and operating efficiencies.

INVESTMENTS' net income in 2000 was $2.5 million, or 9%, more than 1999 due to record sales by our real estate operations. While the balance of our securities portfolio was reduced to fund significant acquisitions by Automotive Services, improved returns on our investments contributed to higher net income. Our securities portfolio earned an annualized after-tax return of 7.0% in 2000 (3.3% in 1999; 5.5% in 1998). In 1999 Investments reported gains from an emerging technology investment and lower returns on our securities portfolio due to stock market volatility. In 1998 Investments reported a lower after-tax return from our securities portfolio due to the under performance of certain investments, which was offset by dividend income received from an emerging technology investment and strong sales by our real estate operations.

CORPORATE CHARGES in 2000 were $3.9 million, or 20%, less than 1999 due to the resolution of various federal and state tax issues and less preferred dividends because of redemption. Corporate Charges in 1999 reflected reduced interest expense as a result of a lower average commercial paper balance. Corporate Charges in 1998 included reduced interest expense due to the availability of cash from the sale of common stock offset by higher expenses associated with benefit incentives, a change in accounting for start-up costs, and technological and communication improvements made to corporate-wide systems.

CAPITAL RE AND ACE TRANSACTIONS. In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE that we received in December 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 we recorded a $36.2 million, or $0.52 per share, after-tax non-cash charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of our equity accounting for Capital Re; and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger.

2000 COMPARED TO 1999

OPERATING REVENUE

ENERGY SERVICES' operating revenue was up $35.0 million, or 6%, in 2000 due to a 6% increase in retail megawatthour sales because of higher demand from large industrial customers. This increase was partially offset by fewer sales from wholesale power marketing activities. Wholesale prices and volumes were down from 1999 because of lower demand for electricity in the region's wholesale power market as a result of more moderate summer weather and transmission constraints.

AUTOMOTIVE SERVICES' operating revenue was up $139.8 million, or 34%, in 2000 primarily due to a 27% increase in vehicles sold through ADESA auction facilities and a 14% increase in the number of vehicles financed by AFC. The increase in vehicles sold was primarily attributable to new auctions acquired or opened in 1999 and 2000. Financial results for 2000 included a full year of operations for auction facilities acquired in 1999 and a partial year of operations for auction facilities acquired or opened in 2000.

WATER SERVICES' operating revenue was up $5.7 million, or 5%, in 2000 because of a 12% increase in water consumption. Drier weather conditions, customer growth and the inclusion of water systems acquired during 1999 and early 2000 all influenced the increase in water consumption. In addition, revenue in 2000 was $1.0 million higher due to regulatory relief granted by Florida's Hillsborough Board of County Commissioners in 2000 and $0.8 million higher due to higher rates approved by the FPSC in 1999. Revenue in 1999 reflected the recognition of $2.7 million of regulatory relief granted by the FPSC.

INVESTMENTS' operating revenue was up $19.6 million, or 34%, in 2000. Significant sales by our real estate operations were the primary reason for the increase. In 2000 seven large sales contributed $31.9 million to revenue while in 1999 five large sales contributed $17.1 million to revenue. Despite a lower average balance in 2000, income from our securities portfolio was higher due to improved returns. Income from our emerging technology investments was $4.6 million lower in 2000 because in 1999 we reported gains received from one of our emerging technology investments.

OPERATING EXPENSES

ENERGY SERVICES' operating expenses were up $37.0 million, or 8%, in 2000 primarily due to increased fuel and purchased power expenses. Fuel expense was $5.7 million higher in 2000 because we paid higher prices for coal and generated 247,000, or 4%, more megawatthours to meet the higher requirements of our industrial customers. In 2000 purchased power expense was up $23.1 million because of higher prices.

AUTOMOTIVE SERVICES' operating expenses were up $127.0 million, or 38%, in 2000 primarily due to the inclusion of new vehicle auction facilities acquired or opened in 1999 and 2000. Increased sales activity at the auction facilities and increased financing activity at AFC also increased operating expenses in 2000.

WATER SERVICES' operating expenses were up $3.4 million, or 4%, in 2000 due to the inclusion of water systems acquired in 1999 and 2000.

INVESTMENTS' operating expenses were up $8.8 million, or 37%, in 2000 due to the cost of property sold by our real estate operations.

--------------------------------------------------------------------------------
42                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

1999 COMPARED TO 1998

OPERATING REVENUE

ENERGY SERVICES' operating revenue was down $5.3 million, less than 1%, in 1999. Revenue in 1999 reflected a $23.0 million increase from wholesale power marketing activities because of extreme weather conditions affecting power market prices during the third quarter of 1999. Temperatures, which were at record highs during the last week of July 1999, created a high demand for power from other power suppliers. Revenue from industrial customers was down approximately $19 million in 1999 due to decreased taconite production, paper manufacturing and pipeline usage. Revenue from residential and commercial customers was $3.8 million higher in 1999 because the winter weather in northern Minnesota and Wisconsin was colder than 1998 and July 1999 was unusually hot. Revenue in 1998 included $3.8 million of CIP lost margin recovery. Minnesota Power was denied CIP lost margin recovery in 1999. (See Item 1. - Energy Services - Minnesota Public Utilities Commission.)

AUTOMOTIVE SERVICES' operating revenue was up $78.2 million, or 24%, in 1999 due to stronger sales at ADESA auction facilities, and increased financing activity and 12 months of operations at loan production offices opened in 1998 by AFC. At ADESA auction facilities 16% more vehicles were sold in 1999 compared to 1998. In 1999 ADESA auction financial results included 12 months of operations from three vehicle auctions acquired in 1998 and partial year results for two vehicle auction facilities acquired in 1999. AFC financed 31% more vehicles in 1999 compared to 1998. AFC has had 84 loan production offices since August 1998, 30 of which were opened during 1998.

WATER SERVICES' operating revenue was up $17.3 million, or 18%, in 1999, with $12.3 million of the increase coming from PCUC, which was purchased in January 1999. The remainder of the increase was attributed to regulatory relief granted by the FPSC in December 1998 and September 1999, the acquisition of Mid South and more consumption due to customer growth. Overall consumption increased 12% in 1999. In 1998 overall consumption was lower than normal due to some of our water systems being adversely impacted by record rainfall during the first quarter. Gains totaling $600,000 from the sale of a water system and the sale of land were included in 1998 revenue.

INVESTMENTS' operating revenue was up $2.3 million, or 4%, in 1999 primarily due to $10.7 million in gains from an investment in an emerging technology fund and higher sales by our real estate operations. These increases were partially offset by lower returns on the securities portfolio due to stock market volatility. Also, revenue in 1998 included $4.3 million of dividend income received from an emerging technology investment.

OPERATING EXPENSES

ENERGY SERVICES' operating expenses decreased $1.5 million, or 3%, in 1999 primarily due to a $5.5 million reduction in fuel and purchased power expenses because of less steam generation and fewer purchases from other power suppliers, and a $1.9 million decrease in depreciation expense primarily the result of an updated production plant depreciation study. Operating expenses were also $2.7 million lower in 1999 because the amortization of an early retirement program was completed in July 1998. These decreases were partially offset by a one-time property tax levy and other expenses related to an industrial development project totaling $3.6 million, and higher compensation and consulting service expenses.

AUTOMOTIVE SERVICES' operating expenses were up $55.8 million, or 20%, in 1999 primarily due to increased sales activity at the auction facilities and the floorplan financing business. Additional expenses associated with more auction facilities and loan production offices also contributed to higher expenses in 1999.

WATER SERVICES' operating expenses were up $10.2 million, or 12%, in 1999 primarily due to inclusion of PCUC and Mid South operations.

INVESTMENTS' operating expenses were up $1.6 million, or 7%, in 1999 primarily due to more sales by our real estate operations.

CORPORATE CHARGES decreased $6.5 million, or 17%, in 1999 because interest expense in 1998 reflected a settlement with the Internal Revenue Service on tax issues relating to prior years. As a result of the settlement, a previous $4.7 million income tax expense accrual was reversed and recorded as interest expense in the first quarter of 1998. There was no impact on consolidated net income from this transaction. Also, interest expense was reduced in 1999 because the average commercial paper balance was lower.

OUTLOOK

CORPORATE. Our businesses in 43 states and nine Canadian provinces employ 13,000 employees engaged in Energy Services, Automotive Services, Water Services and Investments. We expect to continue to focus on attaining our strategic objectives of substantially growing earnings, achieving market leadership in each of our businesses, significantly enhancing total shareholder return with the objective of increasing our market capitalization to over $4 billion by 2005 and achieving market recognition as a multi-services company. While maintaining the quality of our credit and security ratings, we plan to achieve these goals through selective acquisitions and internal growth within our businesses. Our $438 million investment in new vehicle auction facilities during 2000, followed by our $63 million investment in auction facilities that provide "total loss" vehicle recovery services in January 2001, is consistent with our growth strategy. These investments are expected to contribute to our goal of 12% growth in operating earnings in 2001.

ENERGY SERVICES. Energy Services continues to be a strong cash flow generator for us. Our access to and ownership of low-cost power are Energy Services' greatest strengths and we will continue to look for opportunities to add to our low-cost energy portfolio. We have more than adequate generation to serve our native load. Power over and above our customers' requirements is marketed through MPEX and Split Rock.

Since approximately half of the electricity Minnesota Power sells is to large industrial customers, primarily taconite producers, which have long-term all-requirements contracts, the livelihood of the taconite industry is important to us. Annual taconite production in Minnesota was 47 million tons in 2000 (43 million tons in 1999; 47 million tons in 1998). Based on our research of the taconite industry, Minnesota taconite production for 2001 is anticipated to be about 37 million tons.

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         43

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

The anticipated decrease in 2001 taconite production is due to high import levels and a softening economy. The majority of the anticipated 10-million ton reduction in taconite production for 2001 is occurring at mines that are not Large Power Customers. Two Large Power Customers have announced temporary shut downs, accounting for approximately 2 million tons of the decrease. While taconite production is currently expected to continue at annual levels of about 40 million tons, the longer-term outlook for this cyclical industry is less certain. Long-term contracts with our Large Power Customers help minimize the impact on earnings that otherwise would result from such decreases in taconite production. We expect any excess energy not used by our Large Power Customers will be marketed by MPEX and Split Rock.

Energy Services continues to pursue plans to construct in partnership with Wisconsin Public Service Corporation a 250-mile, 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota and pursue regional wholesale merchant generating plant opportunities. Minnesota Power also signed an agreement to install a 24-MW turbine generator at Potlatch Corp.'s facility in Cloquet, Minnesota by mid-2001. While Minnesota Power will own the turbine generator and have access to its excess power in times of high demand, Potlatch will operate and maintain the facility. Energy Services intends to seek additional cost saving alternatives and efficiencies, and expand its non-regulated services to maintain its contribution to overall net income.

AUTOMOTIVE SERVICES. We anticipate earnings from Automotive Services to increase by more than 40% in 2001. This earnings growth includes a 10% to 15% increase in EBITDAL from same store ADESA auction facilities. Since 1995 when we first entered the automotive industry, we have transformed and expanded our Automotive Services operations. Automotive Services is now our largest contributor to net income.

ADESA is the second largest and fastest growing vehicle auction business in North America. The 2000 acquisition of CAG added 13 Canadian vehicle auction facilities and associated dealer financing business to Automotive Services and established ADESA as the premier automotive services company in Canada. ADESA also acquired or opened 15 other vehicle auction facilities in 2000.

ADESA's purchase of the remaining 53% ownership in Impact Auto in 2000 and APC in January 2001 position us as the third largest provider of "total loss" vehicle recovery services in North America with 19 auction facilities. Simultaneously with the APC transaction, ADESA acquired ComSearch. Supplementing Internet product offerings at ADESA and APC, ComSearch brings Internet-based technology in the auto parts location and insurance adjustment business. We will continue to look for accretive acquisitions not only in the wholesale vehicle auction business, but also in the "total loss" vehicle recovery auction business.

AFC's new computer application system allows AFC to manage its business more effectively while expediting services through its branch network to more than 15,000 registered dealers. AutoVIN expanded its inventory inspection services in 2000 to include dealers selling other products, such as motorcycles and lawn equipment. While inventory verification is still the core of AutoVIN's business, its growth potential is dramatically increased by providing inspection services for other products.

Vehicle sales within the auto auction industry are expected to rise at a rate of 2% to 4% annually over the next several years. With the continued increased popularity of leasing and the high cost of new vehicles, a steady flow of vehicles is expected to return to auction. Automotive Services also expects to participate in the industry's growth through selective acquisitions and expanded services.

ADESA and AFC continue to focus on growth in the volume of vehicles sold and financed, increased ancillary services, and operating and technological efficiencies. Great Rigs, PAR and ADESA Importation plan to participate in the growth of auction volume and enhance market share.

WATER SERVICES. Florida Water will continue to grow by selectively acquiring targeted water systems. The strategic emphasis at Heater is growth in North Carolina. Both Florida Water and Heater operate in states that are currently experiencing rapid population growth, which should contribute to our expected annual customer growth of 4% to 7% over the next two years.

Severe drought conditions over the last several months in Florida have prompted three out of the five Florida water management districts to issue Water Shortage Orders limiting lawn watering to one or two days per week. The Orders request all local governments to enforce the restrictions which will be in effect until further notice from each water district. The Water Shortage Orders affect the majority of Florida Water's customers (all but one community) and could affect water revenue in 2001. At this time, however, we are unable to predict what impact these Orders may have on Water Services' financial results for 2001.

INVESTMENTS. Over the last 5 years, sales by real estate operations have been 3 to 4 times more than the acquisition cost of property sold, creating strong cash generation and profitability. Our real estate operations may, from time to time, acquire large residential community properties at low cost, add value and sell them at current market prices in order to continue a consistent earnings contribution from this business.

Our investments in emerging technology funds make capital available to companies developing products and services critical to the future of the electric utility industry. Our focus has been primarily on micro generation and fuel cell technology. We view our investments in these funds as a source of capital for redeployment into existing businesses and additional business opportunities. With many of these funds now maturing, our investments may add to income in the future. The balance in our securities portfolio declined significantly in 2000 due to acquisitions. We plan to continue to concentrate on market-neutral investment strategies designed to provide stable and acceptable returns without sacrificing needed liquidity. Our portfolio is hedged against market downturns. Our objective is to maintain corporate liquidity.


--------------------------------------------------------------------------------
44                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

A primary goal of the strategic plan is to improve cash flow from operations. Since 1996 cash from operating activities has tripled. This increase in cash flow from operations has been accomplished due to operating results and better management of working capital throughout our company. Our strategy includes growing the businesses both internally with expanded facilities, services and operations (see Capital Requirements) and externally through acquisitions.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Our securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses. Approximately 6 million original issue shares of our common stock are available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. ALLETE's $205 million bank line of credit provides credit support for our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may from time to time sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

A substantial amount of ADESA's working capital is generated internally from payments for services provided. However, ADESA has arrangements to use the proceeds from the sale of commercial paper issued by ALLETE to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

AFC also has arrangements to use proceeds from the sale of commercial paper ALLETE has issued to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days.

AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement that expires at the end of 2002. At December 31, 2000 AFC had sold $335.7 million of finance receivables to the special purpose subsidiary ($296.8 million at December 31, 1999). Third party purchasers had purchased an undivided interest in finance receivables of $239 million from this subsidiary at December 31, 2000 ($225 million at December 31, 1999). AFC has also entered into an arrangement in December 2000 with a manufacturer to floorplan certain vehicles located at auctions awaiting resale for a security interest in those vehicles. AFC sells these finance receivables, on a revolving basis, to another wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary borrows money from a third party under an agreement that expires June 15, 2001. At December 31, 2000 AFC had sold $53.5 million of these finance receivables to the special purpose subsidiary. The third party lender had advanced $43 million against these receivables. Unsold finance receivables and unfinanced receivables held by the special purpose subsidiaries are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $106.2 million at December 31, 2000 ($57.6 million at December 31, 1999). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at December 31, 2000 compared to December 31, 1999 were due to significant acquisitions in 2000, and increased sales and financing activity at Automotive Services.

SALE OF INVESTMENTS. In May 2000 we sold 4.7 million shares of ACE. ALLETE received the ACE shares and $25 million in cash in December 1999 when Capital Re merged with ACE. Prior to the merger, we owned 7.3 million shares, or 20%, of Capital Re. The $127 million in proceeds from the sale of ACE shares and proceeds from the sale of a portion of our securities portfolio were used to fund auction acquisitions.

ACQUISITIONS. In February 2000 ADESA purchased the Mission City Auto Auction in San Diego, California.

In May 2000 ADESA Canada purchased the remaining 27% of Impact Auto. ADESA Canada acquired 20% of Impact Auto on October 1, 1995, 27% in March 1999 and another 26% in January 2000. Impact Auto is Canada's largest provider of "total loss" vehicle recovery services. Impact Auto provides these services to insurance companies.

In June 2000 ADESA acquired all of the outstanding common shares of Auction Finance Group, Inc. (AFG). AFG owns CAAG Auto Auction Holdings Ltd., which was doing business as Canadian Auction Group. This acquisition added 13 vehicle auction facilities and associated dealer financing business to ADESA's existing locations and established ADESA as the premier automotive services company in Canada.

In August 2000 ADESA acquired Beebe Auto Exchange, Inc. which operated two Arkansas auto auctions: Mid-Ark Auto Auction in North Little Rock and Central Arkansas Auto Auction in Beebe, Arkansas, and 51% of Interstate Auto Auction located in Ocala, Florida.

In October 2000 ADESA purchased nine auction facilities from Manheim.

The transactions described in the five preceding paragraphs had a combined purchase price of approximately $438 million. We funded these transactions with proceeds from the sale of ACE shares, proceeds from the sale of a portion of our securities portfolio, internally generated funds and long-term debt.

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         45

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

In June 2000 Florida Water purchased the assets of Spruce Creek for $5.5 million, plus a commitment to pay fees for water connections through June 2005. Spruce Creek serves 5,600 water and wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate a total of 10,000 water and wastewater customers. The transaction was funded with internally generated funds.

In December 2000 ALLETE Water Services, Inc. purchased, subject to certain conditions, the assets of Dicks Creek Wastewater Utility for $6.6 million plus a commitment to pay a fee for residential connections. Beginning in 2001, the commitment fee will be a minimum of $400,000 annually for four years or until the cumulative fees paid reach $2 million. We expect to complete the transaction in early 2001. Dicks Creek is located near Atlanta in Forsyth County, Georgia. The transaction was funded with internally generated funds.

In January 2001 ALLETE and ADESA acquired all of the outstanding stock of ComSearch and all of the assets of APC in an overall transaction valued at $62.4 million. APC is a provider of "total loss" vehicle recovery services with eight auction facilities in the United States. ComSearch provides Internet-based parts location and insurance adjustment audit services nationwide. Both APC and ComSearch are based in Rhode Island. APC and ComSearch's combined revenue for 2000 was $38 million. The transactions were funded with internally generated funds and the issuance of our common stock.

LONG-TERM DEBT. In March 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

In June 2000 ALLETE refinanced $4.6 million of 6.875% Pollution Control Revenue Refunding Bonds, Series 1991-A, with $4.6 million of Adjustable Rate Pollution Control Revenue Refunding Bonds Series 2000 due December 2015. The new bonds had an initial interest rate of 4.75%.

In June 2000 Heater issued an $8 million, 8.24%, note to CoBank, ACB, due June 2025. Proceeds were used to refinance short-term indebtedness incurred for the 1999 acquisition of Mid South and capital improvements in 1999 and 2000.

In July 2000 we filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933 for an aggregate of $400 million of first mortgage bonds and debt securities. In October 2000 we issued $250 million of Floating Rate First Mortgage Bonds due October 2003. We have the option to redeem these bonds on or after October 20, 2001, in whole or in part from time to time, on any interest payment date prior to their maturity. Proceeds were used to refinance short-term debt incurred in connection with the October 2000 acquisition of nine vehicle auction facilities from Manheim. The new bonds had an initial interest rate of 7.61%. We may sell the remaining securities if warranted by market conditions and our capital requirements. Any offer and sale of the remaining first mortgage bonds and debt securities will be made only by means of a prospectus.

PREFERRED STOCK. In 2000 we redeemed all of our outstanding Preferred Stock and Preferred Stock A with proceeds from the sale of a portion of our securities portfolio and internally generated funds.

All 100,000 outstanding shares of Serial Preferred Stock A, $7.125 Series, were redeemed in April 2000 for an aggregate of $10 million.

All 100,000 outstanding shares of Serial Preferred Stock A, $6.70 Series, were redeemed in July 2000 for an aggregate of $10 million.

All 113,358 outstanding shares of 5% Preferred Stock were redeemed in August 2000 at $102.50 per share plus accrued and unpaid dividends of $0.75 per share for an aggregate of $11.7 million.

LEASES. In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million leveraged lease transaction. The new lease expires on April 1, 2010, but may be terminated after 2005 under certain conditions. ALLETE has guaranteed ADESA's obligations under the lease.

BOND RATINGS. ALLETE's first mortgage bonds and secured pollution control bonds are currently rated Baa1 by Moody's Investors Service and A by Standard and Poor's. The disclosure of these bond ratings is not a recommendation to buy, sell or hold our securities.

PAYOUT RATIO. In 2000 we paid out 51% (110% in 1999; 76% in 1998) of our per share earnings in dividends. Excluding the gain related to the ACE transaction, in 2000 we paid out 64% of our per share earnings in dividends. Excluding the non-cash charge related to the Capital Re transaction, in 1999 we paid out 72% of our per share earnings in dividends.

CAPITAL REQUIREMENTS

Consolidated capital expenditures totaled $168.7 million in 2000 ($99.7 million in 1999; $80.8 million in 1998). Expenditures in 2000 included $64.7 million for Energy Services, $74.2 million for Automotive Services, $29.6 million for Water Services and $0.2 million for Investments. Internally generated funds and the proceeds from the issuance of long-term debt were the primary sources of funding these capital expenditures.

Capital expenditures are expected to be $166 million in 2001 and total about $350 million for 2002 through 2005. The 2001 amount includes $58 million for electric co-generation, system component replacement and upgrades, telecommunication fiber and coal handling equipment; $75 million for new auctions currently under construction, expansions and on-going improvements at existing vehicle auction facilities and associated computer systems; and $33 million to expand water and wastewater treatment facilities to accommodate customer growth, to meet environmental standards and for water conservation initiatives. We expect to use internally generated funds, and the proceeds from the issuance of long-term debt and equity securities to fund these capital expenditures.

--------------------------------------------------------------------------------
46                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

MARKET RISK

Our securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of common stock of publicly traded companies. In strategies designed to hedge overall market risks, we also sell common stock short. Investments held for an indefinite period of time are classified as available-for-sale securities and also recorded at fair value. At December 31, 2000 available-for-sale securities consisted of equity securities in a grantor trust established to fund certain employee benefits.

December 31, 2000                            Fair Value
---------------------------------------------------------
Millions

Trading Securities Portfolio                    $90.8
Available-For-Sale Securities Portfolio         $12.3
---------------------------------------------------------

We are also subject to interest rate risk through outstanding debt. (See Note 9.) A portion of the interest rate risk is hedged through the use of interest rate swap agreements.

In October 2000 we entered into an interest rate swap agreement with a notional amount of $250 million to hedge $250 million of floating rate debt also issued in October 2000. Under the one-year swap agreement, we make fixed quarterly payments based on a fixed rate of 6.5% and receive payments at a floating rate based on LIBOR (6.8% at December 31, 2000).

In March 2000 Florida Water entered into an interest rate swap agreement with a notional amount of $35.1 million to hedge $35.1 million of fixed rate industrial development bond debt. The swap agreement superseded a previous swap agreement entered into in 1998. Under the 25 year agreement, Florida Water makes quarterly payments at a floating rate based upon The Bond Market Association Municipal Swap Index plus 174 basis points (4.8% at December 31, 2000) and receives payments based on a fixed rate of 6.5%.

NEW ACCOUNTING STANDARDS

As  of  January  1,  2001  we  adopted  SFAS  133,  "Accounting  for  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are to be recognized in current earnings or other comprehensive income, depending on the purpose for which the derivative is held. Our use of derivative instruments is not significant. Upon adoption of SFAS 133, we held two derivatives in the form of interest rate swaps, both of which qualify for hedge accounting. Both hedges are highly effective resulting in minimal earnings impact. [GRAPHIC OMITTED - SQUARE]

                         -------------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 22 OF THIS FORM 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk for information related to quantitative and qualitative disclosure about market risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements as of December 31, 2000 and 1999 and for each of the three years ended December 31, 2000, and supplementary data, also included, which are indexed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         47

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for this Item is incorporated by reference herein and will be set forth under the "Election of Directors" section in our Proxy Statement for the 2001 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2000 fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management" section in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference herein from the "Certain Relationships and Related Transactions" section in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Certain Documents Filed as Part of this Form 10-K.

(1)  Financial Statements                                                  Pages
       ALLETE
       Report of Independent Accountants .................................... 54
       Consolidated Balance Sheet at
        December 31, 2000 and 1999 .......................................... 55
       For the Three Years Ended December 31, 2000
        Consolidated Statement of Income .................................... 56
        Consolidated Statement of Cash Flows ................................ 57
        Consolidated Statement of Stockholders' Equity ...................... 58
     Notes to Consolidated Financial Statements .......................... 59-73

(2)  Financial Statement Schedules
       Report of Independent Accountants on
        Financial Statement Schedule ........................................ 74
       Schedule II - ALLETE Valuation and Qualifying
        Accounts and Reserves ............................................... 74

     All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the consolidated financial statements or the notes.

(3)  Exhibits including those incorporated by reference

Exhibit Number
--------------------------------------------------------------------------------
      *2 - Agreement and Plan of Merger by and among the Company, AC Acquisition
           Sub, Inc., ADESA Corporation and Certain ADESA Management Shareholders dated February 23, 1995 (filed as Exhibit 2 to the March 3, 1995 Form 8-K, File No. 1-3548).

  *3(a)1 - Articles  of  Incorporation,  amended and restated as of May 27, 1998
          (filed as Exhibit 4(a) to the June 3, 1998 Form 8-K, File No. 1-3548).

  *3(a)2 - Amendment to  Certificate  of Assumed Name,  filed with the Minnesota
           Secretary of State on August 29, 2000 (filed as Exhibit 4 to the October 10, 2000 Form 8-K, File No. 1-3548).

   *3(b) - Bylaws, as amended effective May 27, 1998 (filed as Exhibit 4(b) to the June 3, 1998 Form 8-K, File No. 1-3548).

  *4(a)1 - Mortgage and Deed of Trust, dated as of September 1, 1945, between the Company and The Bank of New York (formerly Irving Trust Company) and Douglas J. MacInnes (successor to Richard H. West), Trustees (filed as Exhibit 7(c), File No. 2-5865).


--------------------------------------------------------------------------------
48                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

Exhibit Number
--------------------------------------------------------------------------------
  *4(a)2 - Supplemental Indentures to ALLETE's Mortgage and Deed of Trust:

Number            Dated as of             Reference File                 Exhibit
--------------------------------------------------------------------------------
First             March 1, 1949           2-7826                         7(b)
Second            July 1, 1951            2-9036                         7(c)
Third             March 1, 1957           2-13075                        2(c)
Fourth            January 1, 1968         2-27794                        2(c)
Fifth             April 1, 1971           2-39537                        2(c)
Sixth             August 1, 1975          2-54116                        2(c)
Seventh           September 1, 1976       2-57014                        2(c)
Eighth            September 1, 1977       2-59690                        2(c)
Ninth             April 1, 1978           2-60866                        2(c)
Tenth             August 1, 1978          2-62852                        2(d)2
Eleventh          December 1, 1982        2-56649                        4(a)3
Twelfth           April 1, 1987           33-30224                       4(a)3
Thirteenth        March 1, 1992           33-47438                       4(b)
Fourteenth        June 1, 1992            33-55240                       4(b)
Fifteenth         July 1, 1992            33-55240                       4(c)
Sixteenth         July 1, 1992            33-55240                       4(d)
Seventeenth       February 1, 1993        33-50143                       4(b)
Eighteenth        July 1, 1993            33-50143                       4(c)
Nineteenth        February 1, 1997        1-3548 (1996 Form 10-K)        4(a)3
Twentieth         November 1, 1997        1-3548 (1997 Form 10-K)        4(a)3
Twenty-first      October 1, 2000         333-54330                      4(c)3

  *4(b)1 - Mortgage  and  Deed  of Trust,  dated  as of  March 1, 1943,  between
           Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U.S. Bank Trust N.A., as Trustee (filed as Exhibit 7(c), File No. 2-8668).

  *4(b)2 - Supplemental Indentures to Superior Water, Light and  Power Company's
           Mortgage and Deed of Trust:

Number            Dated as of             Reference File                 Exhibit
--------------------------------------------------------------------------------
First             March 1, 1951           2-59690                        2(d)(1)
Second            March 1, 1962           2-27794                        2(d)1
Third             July 1, 1976            2-57478                        2(e)1
Fourth            March 1, 1985           2-78641                        4(b)
Fifth             December 1, 1992        1-3548 (1992 Form 10-K)        4(b)1
Sixth             March 24, 1994          1-3548 (1996 Form 10-K)        4(b)1
Seventh           November 1, 1994        1-3548 (1996 Form 10-K)        4(b)2
Eighth            January 1, 1997         1-3548 (1996 Form 10-K)        4(b)3

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

  *4(c)2 - Supplemental  Indentures  to  Florida  Water  Services  Corporation's
           Indenture:

Number            Dated as of             Reference File                 Exhibit
--------------------------------------------------------------------------------
First             March 1, 1993           1-3548 (1996 Form 10-K)        4(c)1
Second            March 31, 1997          1-3548 (March 31, 1997
                                               Form 10-Q)                4
Third             May 28, 1997            1-3548 (June 30, 1997
                                               Form 10-Q)                4

   *4(d) - Amended and Restated Trust Agreement, dated as of March 1, 1996, relating to MP&L (now ALLETE) Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company, as Depositor, and The Bank of New York, The Bank of New York (Delaware), Philip R. Halverson, David G. Gartzke and James K. Vizanko, as Trustees (filed as Exhibit 4(a) to the March 31, 1996 Form 10-Q, File No. 1-3548), as modified by Amendment No. 1, dated April 11, 1996 (filed as Exhibit
           4(b) to the March 31, 1996 Form 10-Q, File No. 1-3548) and First Amendment [2000] dated August 23, 2000 (filed as Exhibit 4(f)2, File No. 333-54330).

   *4(e) - Indenture, dated as of March 1, 1996, relating to the Company's 8.05%
           Junior Subordinated Debentures, Series A, Due 2015, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4(c) to the March 31, 1996 Form 10-Q, File No. 1-3548).

   *4(f) - Guarantee Agreement, dated as of March 1, 1996, relating to MP&L (now
           ALLETE) Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company, as Guarantor, and The Bank of New York, as Trustee (filed as Exhibit 4(d) to the March 31, 1996 Form 10-Q, File No. 1-3548).

   *4(g) - Agreement as to Expenses and Liabilities, dated as of March 20, 1996, relating to MP&L (now ALLETE) Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company and MP&L (now ALLETE) Capital I (filed as Exhibit 4(e) to the March 31, 1996 Form 10-Q, File No. 1-3548).

   *4(h) - Officer's Certificate, dated March 20, 1996, establishing the terms of the 8.05% Junior Subordinated Debentures, Series A, Due 2015 issued in connection with the 8.05% Cumulative Quarterly Income Preferred Securities of MP&L (now ALLETE) Capital I (filed as Exhibit 4(i) to the 1996 Form 10-K, File No. 1-3548).

   *4(i) - Rights Agreement dated as of July 24, 1996, between the Company and the Corporate Secretary of the Company, as Rights Agent (filed as
           Exhibit 4 to the August 2, 1996 Form 8-K, File No. 1-3548).

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         49

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

Exhibit Number
--------------------------------------------------------------------------------

   *4(j) - Indenture (for Unsecured Debt Securities), dated as of May 15, 1996, between ADESA Corporation and The Bank of New York, as Trustee relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006, and its 8.10% Senior Notes, Series B, Due 2010 (filed as
           Exhibit 4(k) to the 1996 Form 10-K, File No. 1-3548).

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

   *4(m) - Guarantee of the Company, dated as of March 30, 2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010 (filed as
           Exhibit 4(a) to the March 31, 2000 Form 10-Q, File No. 1-3548).

   *4(n) - ADESA Corporation  Officer's Certificate 2-D-2, dated as of March 30,
           2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(b) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(a) - Participation  Agreement,  dated as of March 31,  2000,  among  Asset
           Holdings III, L.P., as Lessor, ADESA Corporation, as Lessee, SunTrust Bank, as Credit Bank, and Cornerstone Funding Corporation I, as Issuer (filed as Exhibit 10(a) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(b) - Lease Agreement,  dated as of March 31, 2000,  between Asset Holdings
           III, L.P.,  as Lessor  and  ADESA  Corporation,  as  Lessee (filed as
           Exhibit 10(b) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(c) - Reimbursement Agreement, dated as of March 31, 2000, between SunTrust
           Bank, as Credit Bank, and Asset Holdings III, L.P., as Lessor (filed as Exhibit 10(c) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(d) - Appendix  I  to   Participation   Agreement,   Lease   Agreement  and
           Reimbursement Agreement, all which are dated as of March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities (filed as Exhibit 10(d) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(e) - Assignment of Lease and Rents (without  Exhibit A) entered into as of
           March 31, 2000, by and between Asset Holdings III, L.P., as Lessor and SunTrust Bank, as Credit Bank (filed as Exhibit 10(e) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(f) - Limited Guaranty of the Company, dated as of March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities (filed as Exhibit 10(f) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(g) - Wholesale Power Coordination and Dispatch Operating Agreement,  dated
           April 14, 2000, between the Company and Split Rock Energy LLC (filed as Exhibit 10(a) to the June 30, 2000 Form 10-Q, File No. 1-3548).

  *10(h) - Letter addressed to the Federal  Regulatory  Commission,  dated April
           21, 2000, amending the Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between the Company and Split Rock Energy LLC (filed as Exhibit 10(b) to the June 30, 2000 Form 10-Q, File No. 1-3548).

  *10(i) - Guarantee  Agreement,  dated  August 16, 2000, made  by and among the
           Company, CoBank, ACB and ABN AMRO Bank, N.V. (filed as Exhibit 10 to the September 30, 2000 Form 10-Q, File No. 1-3548).

 *10(j)1 - Receivables  Purchase  Agreement dated as of December 31, 1996, among
           AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as
           Purchaser,  and Nesbitt  Burns  Securities  Inc.,  as Agent (filed as
           Exhibit 10(f) to the 1996 Form 10-K, File No. 1-3548).

 *10(j)2 - Amendments to Receivables Purchase Agreement:

Number            Dated as of             Reference File                 Exhibit
--------------------------------------------------------------------------------
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
Third             October 30, 1998        1-3548 (September 30, 1999
                                             Form 10-Q)                  10(a)
Fourth            September 22, 1999      1-3548 (September 30, 1999
                                             Form 10-Q)                  10(b)

  *10(k) - Purchase and Sale  Agreement  dated as of December 31, 1996,  between
           AFC Funding  Corporation and Automotive Finance Corporation (filed as
           Exhibit 10(h) to the 1996 Form 10-K, File No. 1-3548).

   10(l) - Loan and Servicing  Agreement dated as of December 22, 2000 among AFC
           AIM Corporation, as Borrower, Automotive Finance Corporation, as Servicer, and Bank of Montreal, as Lender.

--------------------------------------------------------------------------------
50                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

Exhibit Number
--------------------------------------------------------------------------------

   10(m) - Purchase and Sale Agreement dated as of December 22, 2000 between AFC
           AIM Corporation and Automotive Finance Corporation.

  *10(n) - Power  Purchase  and Sale  Agreement  between  the Company and Square
           Butte  Electric  Cooperative,  dated  as of May 29,  1998  (filed  as
           Exhibit 10 to the June 30, 1998 Form 10-Q, File No. 1-3548).

 +*10(o) - Minnesota  Power  (now  ALLETE)   Executive  Annual  Incentive  Plan,
           effective January 1, 1996 (filed as Exhibit 10(a) to the 1995 Form 10-K, File No. 1-3548).

 +*10(p) - Minnesota  Power (now ALLETE) and Affiliated  Companies  Supplemental
           Executive Retirement Plan, as amended and restated, effective August 1, 1994 (filed as Exhibit 10(b) to the 1995 Form 10-K, File No. 1-3548).

  *10(q) - Executive  Investment  Plan-I,  as amended  and  restated,  effective
           November 1, 1988 (filed as Exhibit 10(c) to the 1988 Form 10-K, File No. 1-3548).

  *10(r) - Executive  Investment  Plan-II,  as amended and  restated,  effective
           November 1, 1988 (filed as Exhibit 10(d) to the 1988 Form 10-K, File No. 1-3548).
 +*10(s) - Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to the 1988 Form 10-K, File No. 1-3548).

 +*10(t) - Minnesota   Power  (now   ALLETE)   Executive   Long-Term   Incentive
           Compensation Plan, effective January 1, 1996 (filed as Exhibit 10(a) to the June 30, 1996 Form 10-Q, File No. 1-3548).

 +*10(u) - Minnesota Power (now ALLETE) Director Stock Plan,  effective  January
           1, 1995 (filed as Exhibit 10 to the March 31, 1995 Form 10-Q, File No. 1-3548).

 +*10(v) - Minnesota Power (now ALLETE) Director Long-Term Stock Incentive Plan, effective January 1, 1996 (filed as Exhibit 10(b) to the June 30, 1996 Form 10-Q, File No. 1-3548).

      12 - Computation of  Ratios of Earnings to  Fixed Charges and Supplemental
           Ratios of Earnings to Fixed Charges. (Included as page 75 of this document.)

     *21 - Subsidiaries  of  the Registrant  (reference is made to ALLETE's Form
           U-3A-2 for the year ended  December 31, 2000,  File No. 69-78).

   23(a) - Consent of Independent Accountants.

   23(b) - Consent of General Counsel.

--------------------------------------
*  INCORPORATED HEREIN BY REFERENCE AS INDICATED.

+ MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT PURSUANT TO ITEM 14(C) OF FORM 10-K.

(b)  Reports on Form 8-K.

     Report on Form 8-K filed October 10, 2000 with respect to Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report on Form 8-K filed October 18, 2000 with respect to Item 7. Financial Statements and Exhibits.

     Report on Form 8-K filed January 19, 2001 with respect to Item 5. Other Events and Item 7. Financial Statements and Exhibits.

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         51
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ALLETE
                                 (legally incorporated as Minnesota Power, Inc.)

Dated: February 6, 2001      By                 Edwin L. Russell
                                ------------------------------------------------
                                                Edwin L. Russell
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                 TITLE                                DATE
      Edwin L. Russell                      Chairman, President,                   February 6, 2001
-----------------------------       Chief Executive Officer and Director
      Edwin L. Russell

      David G. Gartzke                Senior Vice President - Finance              February 6, 2001
-----------------------------            and Chief Financial Officer
      David G. Gartzke

       Mark A. Schober                           Controller                        February 6, 2001
-----------------------------
       Mark A. Schober

     Kathleen A. Brekken                          Director                         February 6, 2001
-----------------------------
     Kathleen A. Brekken

      Merrill K. Cragun                           Director                         February 6, 2001
-----------------------------
      Merrill K. Cragun

       Dennis E. Evans                            Director                         February 6, 2001
-----------------------------
       Dennis E. Evans

       Glenda E. Hood                             Director                         February 6, 2001
-----------------------------
       Glenda E. Hood

      Peter J. Johnson                            Director                         February 6, 2001
-----------------------------
      Peter J. Johnson

       George L. Mayer                            Director                         February 6, 2001
-----------------------------
       George L. Mayer

       Jack I. Rajala                             Director                         February 6, 2001
-----------------------------
       Jack I. Rajala

     Arend J. Sandbulte                           Director                         February 6, 2001
-----------------------------
     Arend J. Sandbulte

         Nick Smith                               Director                         February 6, 2001
-----------------------------
         Nick Smith

      Bruce W. Stender                            Director                         February 6, 2001
-----------------------------
      Bruce W. Stender

     Donald C. Wegmiller                          Director                         February 6, 2001
-----------------------------
     Donald C. Wegmiller


--------------------------------------------------------------------------------
52                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                   FORM 10-K
--------------------------------------------------------------------------------








                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      WITH

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                       AND

                              REPORT OF MANAGEMENT












--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         53

--------------------------------------------------------------------------------
                                   FORM 10-K
--------------------------------------------------------------------------------

                                    REPORTS

INDEPENDENT ACCOUNTANTS                        [PRICEWATERHOUSECOOPERS LLP LOGO]

To the Shareholders and
Board of Directors of ALLETE

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of ALLETE and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of ALLETE's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. [GRAPHIC OMITTED - SQUARE]

Pricewaterhouse Coopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 17, 2001

--------------------------------------------------------------------------------

MANAGEMENT

The consolidated financial statements and other financial information were prepared by management, who is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on informed judgments and best estimates and assumptions of management.

To meet management's responsibilities with respect to financial information, we maintain and enforce a system of internal accounting controls designed to provide assurance, on a cost effective basis, that transactions are carried out in accordance with management's authorizations and that assets are safeguarded against loss from unauthorized use or disposition. The system includes an organizational structure that provides an appropriate segregation of responsibilities, careful selection and training of personnel, written policies and procedures, and periodic reviews by our internal audit department. In addition, we have personnel policies that require all employees to maintain a high standard of ethical conduct. Management believes the system is effective and provides reasonable assurance that all transactions are properly recorded and have been executed in accordance with management's authorization. Management modifies and improves our system of internal accounting controls in response to changes in business conditions. Our internal audit staff is charged with the responsibility for determining compliance with our procedures.

Four of our directors, not members of management, serve as the Audit Committee. Our Board of Directors, through the Audit Committee, oversees management's responsibilities for financial reporting. The Audit Committee meets regularly with management, the internal auditors and the independent accountants to discuss auditing and financial matters and to assure that each is carrying out their responsibilities. The internal auditors and the independent accountants have full and free access to the Audit Committee without management present. PricewaterhouseCoopers LLP, independent accountants, are engaged to express an opinion on the financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal controls and tests of transactions to the extent necessary to allow them to report on the fairness of our operating results and financial condition. [GRAPHIC OMITTED - SQUARE]



Edwin L. Russell

Edwin L. Russell
Chairman, President and Chief Executive Officer


David G. Gartzke

David G. Gartzke
Chief Financial Officer

--------------------------------------------------------------------------------
54                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet
December 31                                                                   2000              1999
-------------------------------------------------------------------------------------------------------
Millions
Assets
Current Assets
     Cash and Cash Equivalents                                              $  219.3         $  101.5
     Trading Securities                                                         90.8            179.6
     Accounts Receivable                                                       265.7            176.4
     Inventories                                                                26.4             24.2
     Prepayments and Other                                                     128.8             82.8
-------------------------------------------------------------------------------------------------------
         Total Current Assets                                                  731.0            564.5
Property, Plant and Equipment                                                1,479.7          1,258.8
Investments                                                                    116.4            197.2
Goodwill                                                                       472.8            181.0
Other Assets                                                                   114.1            111.1
-------------------------------------------------------------------------------------------------------
Total Assets                                                                $2,914.0         $2,312.6
-------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
     Accounts Payable                                                       $  269.1         $  124.7
     Accrued Taxes, Interest and Dividends                                      52.3             79.4
     Notes Payable and Long-Term Debt Due Within One Year                      290.0            105.6
     Other                                                                      95.6             88.6
-------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                             707.0            398.3
Long-Term Debt                                                                 952.3            712.8
Accumulated Deferred Income Taxes                                              125.1            139.9
Other Liabilities                                                              153.8            149.3
Commitments and Contingencies
-------------------------------------------------------------------------------------------------------
         Total Liabilities                                                   1,938.2          1,400.3
-------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred Securities of
     Subsidiary ALLETE Capital I Which Holds Solely Company Junior
     Subordinated Debentures                                                    75.0             75.0
-------------------------------------------------------------------------------------------------------
Redeemable Serial Preferred Stock                                                  -             20.0
-------------------------------------------------------------------------------------------------------
Stockholders' Equity
Cumulative Preferred Stock                                                         -             11.5
Common Stock Without Par Value, 130.0 Shares Authorized
     74.7 and 73.5 Shares Outstanding                                          576.9            552.0
Unearned ESOP Shares                                                           (55.7)           (59.2)
Accumulated Other Comprehensive Income (Loss)                                   (4.2)             2.4
Retained Earnings                                                              383.8            310.6
-------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                            900.8            817.3
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  $2,914.0         $2,312.6
-------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         55

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

ALLETE Consolidated Statement of Income
For the Year Ended December 31                                      2000               1999            1998
---------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Operating Revenue
     Energy Services                                              $  589.5          $  554.5         $  559.8
     Automotive Services                                             546.4             406.6            328.4
     Water Services                                                  118.6             112.9             95.6
     Investments                                                      77.4              57.8             55.5
---------------------------------------------------------------------------------------------------------------
         Total Operating Revenue                                   1,331.9           1,131.8          1,039.3
---------------------------------------------------------------------------------------------------------------
Operating Expenses
     Fuel and Purchased Power                                        229.0             200.2            205.7
     Operations                                                      842.6             705.9            635.4
     Interest Expense                                                 69.2              59.5             64.9
---------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                  1,140.8             965.6            906.0
---------------------------------------------------------------------------------------------------------------
Operating Income Before Capital Re and ACE                           191.1             166.2            133.3
Income (Loss) from Investment in Capital Re and
     Related Disposition of ACE                                       48.0             (34.5)            15.2
---------------------------------------------------------------------------------------------------------------
Operating Income                                                     239.1             131.7            148.5
Distributions on Redeemable
     Preferred Securities of ALLETE Capital I                          6.0               6.0              6.0
Income Tax Expense                                                    84.5              57.7             54.0
---------------------------------------------------------------------------------------------------------------
Net Income                                                        $  148.6          $   68.0         $   88.5
---------------------------------------------------------------------------------------------------------------
Average Shares of Common Stock
     Basic                                                            69.8              68.4             64.0
     Diluted                                                          70.1              68.7             64.2
---------------------------------------------------------------------------------------------------------------
Earnings Per Share of Common Stock
     Basic                                                           $2.12             $0.97            $1.35
     Diluted                                                         $2.11             $0.97            $1.35
---------------------------------------------------------------------------------------------------------------
Dividends Per Share of Common Stock                                  $1.07             $1.07            $1.02
---------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
56                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

ALLETE Consolidated Statement of Cash Flows
For the Year Ended December 31                                        2000              1999            1998
---------------------------------------------------------------------------------------------------------------
Millions
Operating Activities
     Net Income                                                     $ 148.6           $ 68.0           $ 88.5
     Loss (Income) from Investment in Capital Re and Related
         Disposition of ACE - Net of Dividends Received               (48.0)            34.5            (14.1)
     Depreciation and Amortization                                     86.7             76.9             75.0
     Deferred Income Taxes                                             (6.6)           (12.8)             1.1
     Changes in Operating Assets and Liabilities - Net of the
         Effects of Acquisitions
              Trading Securities                                       88.9             16.1            (46.4)
              Accounts Receivable                                     (29.1)           (20.3)            (9.7)
              Inventories                                              (2.2)            (0.2)             1.0
              Accounts Payable                                         92.7              1.4             26.4
              Other Current Assets and Liabilities                    (75.1)             0.3              5.1
     Other - Net                                                       19.6              9.9             19.4
---------------------------------------------------------------------------------------------------------------
              Cash from Operating Activities                          275.5            173.8            146.3
Investing Activities
     Proceeds from Sale of Investments                                146.0             67.6             35.2
     Additions to Investments                                         (42.5)           (27.5)           (33.1)
     Additions to Property, Plant and Equipment                      (168.7)           (99.7)           (80.8)
     Acquisitions - Net of Cash Acquired                             (453.0)           (93.6)           (23.8)
     Other - Net                                                       24.4            (16.9)             3.7
---------------------------------------------------------------------------------------------------------------
              Cash for Investing Activities                          (493.8)          (170.1)           (98.8)
---------------------------------------------------------------------------------------------------------------
Financing Activities
     Issuance of Long-Term Debt                                       306.3             51.5              2.0
     Issuance of Common Stock                                          23.6             21.8            111.0
     Changes in Notes Payable - Net                                   177.8             15.5            (48.1)
     Reductions of Long-Term Debt                                     (58.8)            (9.9)           (10.0)
     Redemption of Preferred Stock                                    (31.5)               -                -
     Dividends on Preferred and Common Stock                          (75.4)           (75.0)           (67.0)
---------------------------------------------------------------------------------------------------------------
              Cash from (for) Financing Activities                    342.0              3.9            (12.1)
---------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                (5.9)             4.5             (3.9)
---------------------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                   117.8             12.1             31.5
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                      101.5             89.4             57.9
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $ 219.3           $101.5          $  89.4
---------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
     Cash Paid During the Period for
         Interest - Net of Capitalized                                $66.3            $61.3            $63.0
         Income Taxes                                                $107.1            $60.3            $54.4
---------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         57

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

ALLETE Consolidated Statement of Stockholders' Equity

                                                                                   Accumulated
                                                           Total                      Other       Unearned            Cumulative
                                                       Stockholders'   Retained   Comprehensive     ESOP     Common    Preferred
                                                          Equity       Earnings      Income        Shares     Stock      Stock
--------------------------------------------------------------------------------------------------------------------------------
Millions
Balance at December 31, 1997                              $661.5        $296.1        $ 3.8        $(65.9)   $416.0      $11.5

Comprehensive Income
     Net Income                                             88.5          88.5
     Other Comprehensive Income - Net of Tax
         Unrealized Gains on Securities - Net                1.6                        1.6
         Foreign Currency Translation Adjustments           (3.9)                      (3.9)
                                                          ------
              Total Comprehensive Income                    86.2
Common Stock Issued - Net                                  113.0                                              113.0
Dividends Declared                                         (67.0)        (67.0)
ESOP Shares Earned                                           3.4                                      3.4
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               797.1         317.6          1.5         (62.5)    529.0       11.5

Comprehensive Income
     Net Income                                             68.0          68.0
     Other Comprehensive Income - Net of Tax
         Unrealized Losses on Securities - Net              (3.6)                      (3.6)
         Foreign Currency Translation Adjustments            4.5                        4.5
                                                          ------
              Total Comprehensive Income                    68.9
Common Stock Issued - Net                                   23.0                                               23.0
Dividends Declared                                         (75.0)        (75.0)
ESOP Shares Earned                                           3.3                                      3.3
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                               817.3         310.6          2.4         (59.2)    552.0       11.5

Comprehensive Income
     Net Income                                            148.6         148.6
     Other Comprehensive Income - Net of Tax
         Unrealized Losses on Securities - Net              (0.7)                      (0.7)
         Foreign Currency Translation Adjustments           (5.9)                      (5.9)
                                                          ------
              Total Comprehensive Income                   142.0
Common Stock Issued - Net                                   24.9                                               24.9
Redemption of Cumulative Preferred Stock                   (11.5)                                                        (11.5)
Dividends Declared                                         (75.4)        (75.4)
ESOP Shares Earned                                           3.5                                      3.5
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                              $900.8        $383.8        $(4.2)       $(55.7)   $576.9          -
--------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
58                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
1 BUSINESS SEGMENTS

Millions
                                                                   Energy      Automotive     Water                    Corporate
For the Year Ended December 31                   Consolidated     Services      Services    Services    Investments     Charges
--------------------------------------------------------------------------------------------------------------------------------

2000
Operating Revenue                                  $1,331.9        $589.5       $546.4<F1>   $118.6        $77.4             -
Operation and Other Expense                           957.9         445.8        392.4         70.8         32.4<F3>     $16.5
Depreciation and Amortization Expense                  86.7          46.3         26.4         13.5          0.2           0.3
Lease Expense                                          27.0           2.8         22.2          2.0            -             -
Interest Expense                                       69.2          21.1         23.3         10.4          0.1          14.3
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before ACE                    191.1          73.5         82.1         21.9         44.7         (31.1)
Income from Disposition of ACE                         48.0             -            -            -         48.0             -
Distributions on Redeemable
     Preferred Securities of Subsidiary                 6.0           2.0            -            -            -           4.0
Income Tax Expense (Benefit)                           84.5          28.4         33.6          8.8         33.0         (19.3)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                  $  148.6        $ 43.1       $ 48.5       $ 13.1        $59.7        $(15.8)
EBITDAL                                              $374.0        $143.7       $154.0        $47.8        $45.0        $(16.5)
Total Assets                                       $2,914.0        $950.7     $1,343.8<F2>   $337.7       $281.5          $0.3
Property, Plant and Equipment                      $1,479.7        $792.5       $409.9       $277.3            -             -
Accumulated Depreciation and Amortization            $957.7        $661.9        $82.3       $211.3         $2.2             -
Capital Expenditures                                 $168.7         $64.7        $74.2        $29.6         $0.2             -
--------------------------------------------------------------------------------------------------------------------------------
1999
Operating Revenue                                  $1,131.8        $554.5       $406.6<F1>   $112.9      $  57.8             -
Operation and Other Expense                           807.7         409.4        292.0         68.2         23.3 (c)   $  14.8
Depreciation and Amortization Expense                  76.9          45.2         17.7         13.5          0.2           0.3
Lease Expense                                          21.5           3.2         16.7          1.6            -             -
Interest Expense                                       59.5          21.2         10.9         10.0          0.4          17.0
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before Capital Re             166.2          75.5         69.3         19.6         33.9         (32.1)
Loss from Investment in Capital Re                    (34.5)            -            -            -        (34.5)            -
Distributions on Redeemable
     Preferred Securities of Subsidiary                 6.0           1.7            -            -            -           4.3
Income Tax Expense (Benefit)                           57.7          28.8         29.4          7.4          8.8         (16.7)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                  $   68.0        $ 45.0       $ 39.9       $ 12.2      $  (9.4)       $(19.7)
EBITDAL                                              $324.1        $145.1       $114.6        $44.7        $34.5        $(14.8)
Total Assets                                       $2,312.6        $995.7       $664.8<F2>   $314.8       $336.9          $0.4
Property, Plant and Equipment                      $1,258.8        $770.0       $234.0       $254.8            -             -
Accumulated Depreciation and Amortization            $879.7        $629.7        $57.4       $190.7         $1.9             -
Capital Expenditures                                  $99.7         $47.7        $23.8        $26.9         $0.9          $0.4
--------------------------------------------------------------------------------------------------------------------------------
1998
Operating Revenue                                  $1,039.3        $559.8       $328.4<F1>    $95.6        $55.5             -
Operation and Other Expense                           749.4         409.3        241.5         60.9         22.2<F3>   $  15.5
Depreciation and Amortization Expense                  75.0          47.1         15.7         11.8          0.1           0.3
Lease Expense                                          16.7           2.0         14.6          0.1            -             -
Interest Expense                                       64.9          22.1          9.7         10.3            -          22.8
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before Capital Re             133.3          79.3         46.9         12.5         33.2         (38.6)
Income from Investment in Capital Re                   15.2            -            -             -         15.2             -
Distributions on Redeemable
     Preferred Securities of Subsidiary                 6.0           1.7           -             -            -           4.3
Income Tax Expense (Benefit)                           54.0          30.2         21.4          5.0         18.8         (21.4)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                  $   88.5        $ 47.4       $ 25.5       $  7.5      $  29.6        $(21.5)
EBITDAL                                              $289.9        $150.5        $86.9        $34.7        $33.3        $(15.5)
Total Assets                                       $2,208.9        $998.6       $529.3<F2>   $269.1       $411.6          $0.3
Property, Plant and Equipment                      $1,178.9        $770.2       $186.2       $222.5            -             -
Accumulated Depreciation and Amortization            $775.6        $596.1        $42.7       $135.2         $1.6             -
Capital Expenditures                                  $80.8         $36.1        $22.0        $21.8         $0.1          $0.8
--------------------------------------------------------------------------------------------------------------------------------

<F1>  Included $107.4 million of Canadian operating revenue in 2000 ($56.8 million in 1999; $36.2 million in 1998).
<F2>  Included $215.6 million of Canadian assets in 2000 ($119.3 million in 1999; $60.9 million in 1998).
<F3>  Included $0.5 million of minority interest in 2000 ($1.8 million in 1999; $2.0 million in 1998).
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         59

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

2 OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PREPARATION. References in this report to "we" and "our" are to ALLETE and its subsidiaries, collectively. We prepare our financial statements in conformity with generally accepted accounting principles. These principles require management to make informed judgments, best estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. Our consolidated financial statements include the accounts of ALLETE and all of our majority owned subsidiary companies. All material intercompany balances and transactions have been eliminated in consolidation. Information for prior periods has been reclassified to present comparable information for all periods.

BUSINESS SEGMENTS. We are a multi-services company that has operations in four principal business segments. Energy Services, Automotive Services and Water Services segments were determined based on products and services provided. The Investment segment was determined based on short-term corporate liquidity needs and the need to provide financial flexibility to pursue strategic initiatives in the other business segments. We measure performance of our operations through careful budgeting and monitoring of contributions to consolidated net income by business segment. Corporate charges consist of expenses incurred by our corporate headquarters and interest and preferred stock expense not specifically identifiable to a business segment. Our policy is to not allocate these expenses to business segments.

ENERGY SERVICES. Energy Services generate, transmit, distribute, market and trade electricity. Native load electric service is provided to 144,000 customers in northeastern Minnesota and northwestern Wisconsin. Large Power Customers, which include five taconite producers, four paper and pulp mills, two pipeline companies and one manufacturer, purchase about half of the electricity Minnesota Power sells under all-requirements contracts with expiration dates extending from May 2001 through December 2008. (See Item 1. - Energy Services - Large Power Customers in this Form 10-K.) MPEX, a division of Minnesota Power, markets power across the Midwest and Canada. Split Rock Energy LLC, formed as an alliance between Minnesota Power and Great River Energy, combines power supply capabilities and customer loads to share market and supply risks and to optimize power trading opportunities. Split Rock contracts for exclusive services from MPEX. BNI Coal, a wholly owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. Square Butte supplies approximately 71% (322 MW) of its output to Minnesota Power under a long-term contract. (See Note 14.)

Electric rates are under the jurisdiction of various state and federal regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for service provided but not billed. Electric rates include adjustment clauses that bill or credit customers for fuel and purchased energy costs above or below the base levels in rate schedules and bill retail customers for the recovery of CIP expenditures not collected in base rates.

AUTOMOTIVE   SERVICES.   Automotive   Services   include  several  wholly  owned
subsidiaries operating as integral parts of the vehicle redistribution business.

ADESA is the second largest vehicle auction network in North America. ADESA owns or leases, and operates 54 vehicle auctions in the United States and Canada through which used cars and other vehicles are purchased and sold by franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. ADESA also has 19 auction facilities in the United States and Canada that provide "total loss" vehicle recovery services to insurance companies. AFC provides inventory financing for wholesale and retail automobile dealers who purchase vehicles at ADESA auctions, independent auctions and other auction chains. AFC has 86 loan production offices located across the United States and Canada. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC. Great Rigs is one of the nation's largest independent used automobile transport companies with more than 140 automotive carriers. It offers customers pick up and delivery service through 11 strategically located transportation hubs in the United States. PAR provides customized remarketing services, including transporting and liquidating off-lease vehicles, to various businesses with fleet operations. AutoVIN, a 90% owned subsidiary, provides professional field information services to the automotive industry, including vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspection. ADESA, Great Rigs, PAR and AutoVIN recognize revenue when services are performed. AFC revenue is comprised of gains on sales of receivables, and interest, fee and servicer income. As is customary for finance companies, AFC revenue is reported net of interest expense of $2.7 million in 2000 ($2.0 million in 1999; $1.8 million in 1998). AFC generally sells its United States dollar denominated finance receivables through a private securitization structure. Gains and losses on such sales are generally recognized at the time of settlement based on the difference between the sales proceeds and the allocated basis of the finance receivables sold, adjusted for transaction fees and residual interest retained. AFC also retains the right to service receivables sold through the securitization and receives a fee for doing so.

WATER SERVICES. Water Services include several wholly owned subsidiaries. Florida Water is the largest investor owned supplier of water and wastewater utility services in Florida. Heater is the largest investor owned water utility in North Carolina. Heater also provides wastewater services in North Carolina. In total, 196,000 water and 78,000 wastewater treatment customers are served by Water Services. Water and wastewater rates are under the jurisdiction of various state and county regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for services provided but not billed. Instrumentation Services, Inc. provides predictive and preventive maintenance services to water utility companies and other industrial operations. Americas' Water offers contract management, operations and maintenance services to governments and industries.

--------------------------------------------------------------------------------
60                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

INVESTMENTS. Investments include real estate operations, investments in emerging technologies funds related to the electric utility industry and a securities portfolio. Our real estate operations include Cape Coral Holdings and an 80% ownership in Lehigh. Both are Florida companies which through their subsidiaries own real estate in Florida. Real estate revenue is recognized on the accrual basis. Our emerging technology investments provide us with access to developing technologies before their commercial debut, as well as financial returns and diversification opportunities. We view these investments as a source of capital for redeployment in existing businesses and a potential entree into additional business opportunities. Our securities portfolio is intended to provide stable earnings and liquidity. Proceeds from the securities portfolio are available for reinvestment in existing businesses, to fund strategic initiatives and for other corporate purposes.

DEPRECIATION. Property, plant and equipment are recorded at original cost, and are reported on the balance sheet net of accumulated depreciation and contributions in aid of construction. Expenditures for additions and significant replacements and improvements are capitalized; maintenance and repair costs are expensed as incurred. Expenditures for major plant overhauls are also accounted for using this same policy. When property, plant and equipment are retired or otherwise disposed of, gains or losses are recognized in revenue. When utility property, plant and equipment are retired or otherwise disposed of, no gain or loss is recognized. Contributions in aid of construction relate to utility assets, and are amortized over the estimated life of the associated asset. This amortization reduces depreciation expense. Contributions in aid of construction relate to water assets and amounted to $203.9 million in 2000 ($189.6 million in 1999).

Depreciation is computed using the estimated useful lives of the various classes of plant. In 2000 average depreciation rates for the energy, automotive and water services segments were 3.3%, 3.7% and 2.0%, respectively (3.3%, 3.9% and 2.2%, respectively, in 1999; 3.5%, 4.1% and 2.6%, respectively, in 1998).

ACCOUNTS RECEIVABLE. Accounts receivable is reported on the balance sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, the size of the portfolio, overall portfolio quality, review of specific problems and such other factors that in our judgment deserve recognition in estimating losses.

AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement that expires at the end of 2002. At December 31, 2000 AFC had sold $335.7 million of finance receivables to the special purpose subsidiary ($296.8 million at December 31, 1999). Third party purchasers had purchased an undivided interest in finance receivables of $239 million from this subsidiary at December 31, 2000 ($225 million at December 31, 1999). AFC has also entered into an arrangement in December 2000 with a manufacturer to floorplan certain vehicles located at auctions awaiting resale for a security interest in those vehicles. AFC sells these finance receivables, on a revolving basis, to another wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary borrows money from a third party under an agreement that expires June 15, 2001. At December 31, 2000 AFC had sold $53.5 million of these finance receivables to the special purpose subsidiary. The third party lender had advanced $43 million against these receivables. Unsold finance receivables and unfinanced receivables held by the special purpose subsidiaries are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $106.2 million at December 31, 2000 ($57.6 million at December 31, 1999). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers.

Accounts Receivable
December 31                                            2000              1999
--------------------------------------------------------------------------------
Millions

Trade Accounts Receivable                             $208.6            $120.6
     Less: Allowance for Doubtful Accounts               5.2               7.6
--------------------------------------------------------------------------------
                                                       203.4             113.0
--------------------------------------------------------------------------------
Finance Receivables                                    458.0             366.5
     Less: Amount Sold                                 389.2             296.8
           Allowance for Doubtful Accounts               6.5               6.3
--------------------------------------------------------------------------------
                                                        62.3              63.4
--------------------------------------------------------------------------------
Total Accounts Receivable                             $265.7            $176.4
--------------------------------------------------------------------------------

INVENTORIES. Inventories, which include fuel, material and supplies, are stated at the lower of cost or market. Cost is determined by the average cost method.

GOODWILL. Goodwill primarily relates to the Automotive Services segment and represents the excess of cost over identifiable net assets of businesses acquired. Amortization is computed on a straight-line basis over a 40 year period. Operating expenses in 2000 included $8.2 million of goodwill amortization ($5.1 million in 1999; $4.9 million in 1998).

UNAMORTIZED EXPENSE, DISCOUNT AND PREMIUM ON DEBT. Expense, discount and premium on debt are deferred and amortized over the lives of the related issues.

CASH AND CASH EQUIVALENTS. We consider all investments purchased with maturities of three months or less to be cash equivalents.

FOREIGN   CURRENCY   TRANSLATION.   Results  of  operations   for  our  Canadian
subsidiaries are translated into United States dollars using the average exchange rates during the period. Assets and liabilities are translated into United States dollars using the exchange rate on the balance sheet date, except for intangibles and fixed assets, which are translated at historical rates. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         61

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

3 ACQUISITIONS AND DIVESTITURES

ADESA AUCTION FACILITIES. In February 2000 ADESA purchased the Mission City Auto Auction in San Diego, California.

In May 2000 ADESA Canada purchased the remaining 27% of Impact Auto. ADESA Canada acquired 20% of Impact Auto on October 1, 1995, 27% in March 1999 and another 26% in January 2000. Impact Auto is Canada's largest national provider of "total loss" vehicle recovery services to insurance companies.

In June 2000 ADESA acquired all of the outstanding common shares of Auction Finance Group, Inc. (AFG). AFG owns CAAG Auto Auction Holdings Ltd., which was doing business as Canadian Auction Group. This acquisition added 13 vehicle auction facilities and associated dealer financing business to ADESA's existing locations and established ADESA as the premier automotive services company in Canada.

In August 2000 ADESA acquired Beebe Auto Exchange, Inc. which operated two Arkansas auto auctions: Mid-Ark Auto Auction in North Little Rock and Central Arkansas Auto Auction in Beebe, Arkansas, and 51% of Interstate Auto Auction located in Ocala, Florida.

In October 2000 ADESA purchased nine auction facilities from Manheim.

The transactions described in the five preceding paragraphs had a combined purchase price of approximately $438 million and resulted in goodwill of $298 million, which we are amortizing over a 40-year useful life. We used the purchase method of accounting for these transactions and included an estimated allocation of the purchase price for the Manheim transaction. Final purchase accounting adjustments are not expected to be material for this transaction. Financial results have been included in our consolidated financial statements since the date of each purchase. Pro forma financial results have not been presented due to immateriality.

In April 1999 ADESA acquired Des Moines Auto Auction located in Des Moines, Iowa and in July 1999 ADESA Canada, Inc. purchased the Vancouver Auto Auction of New Westminster, British Columbia. The two transactions had a combined purchase price of $31.3 million and were accounted for using the purchase method of accounting resulting in goodwill of $11.9 million. Financial results for each facility have been included in our consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material.

ADESA acquired the assets of Greater Lansing Auto Auction in Lansing, Michigan and I-55 Auto Auction in St. Louis, Missouri in April 1998, and Ark-La-Tex Auto Auction in Shreveport, Louisiana in May 1998 for a combined purchase price of $23.8 million. The acquisitions were accounted for using the purchase method of accounting and resulted in additional goodwill of $16.3 million. Financial results for these three auctions have been included in our consolidated financial statements since the dates of acquisition. Financial results prior to the acquisition were not material.

ACQUISITION OF SPRUCE CREEK SOUTH UTILITIES INC. In June 2000 Florida Water purchased the assets of Spruce Creek for $5.5 million, plus a commitment to pay a fee for water connections through June 2005. The transaction was accounted for using the purchase method of accounting. Financial results have been included in our consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. Spruce Creek serves 5,600 water and wastewater customers in three communities in Marion County, Florida. The systems acquired are designed to accommodate a total of 10,000 water and wastewater customers.

ACQUISITION OF DICKS CREEK. In December 2000 ALLETE Water Services, Inc. purchased, subject to certain conditions, the assets of Dicks Creek Wastewater Utility for $6.6 million plus a commitment to pay a fee for residential connections. Beginning in 2001, the commitment fee will be a minimum of $400,000 annually for four years or until the cumulative fees paid reach $2 million. We expect to complete the transaction in early 2001. The transaction will be accounted for using the purchase method of accounting. Dicks Creek is located near Atlanta in Forsyth County, Georgia.

ACQUISITION OF PALM COAST UTILITY CORPORATION. In January 1999 Florida Water purchased the assets and assumed certain liabilities of PCUC for $16.8 million plus $1,000 per new water connection for an eight-year period. We estimate the present value of these future water connections at $5.1 million. PCUC provides water and wastewater services in Flagler County, Florida. The transaction was accounted for using the purchase method of accounting. Financial results have been included in our consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material.

ACQUISITION OF CAPE CORAL. In June 1999 Cape Coral Holdings, a subsidiary of ALLETE Properties, purchased, for $45.0 million, certain real estate properties located in Cape Coral, Florida. Cape Coral, located adjacent to Fort Myers, Florida, has a population of 100,000 and is Florida's second largest municipality in land area. Properties purchased included approximately 2,500 acres of commercial and residential zoned land, including home sites, a golf resort, marina and commercial buildings. Concurrently with the purchase, Cape Coral Holdings assigned to a third party the rights to a shopping center and a portion of the vacant land for $8.8 million, which reduced the net amount paid by Cape Coral Holdings to $36.2 million. The transaction was accounted for using the purchase method of accounting. Financial results have been included in our consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material.

MID SOUTH WATER SYSTEMS, INC. In June 1999 Heater acquired the assets of Mid South Water Systems, Inc. (Mid South) located in Sherills Ford, North Carolina for $9 million. The acquisition was accounted for using the purchase method of accounting. Financial results have been included in our consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
62                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

4 REGULATORY MATTERS

We file for periodic rate revisions with the Minnesota Public Utilities Commission (MPUC), the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and other state and county regulatory authorities. Interim rates in Minnesota and Florida are placed into effect, subject to refund with interest, pending a final decision by the appropriate commission. In 2000 43% of our consolidated operating revenue (47% in 1999; 52% in 1998) was under regulatory authority. The MPUC had regulatory authority over approximately 29% in 2000 (31% in 1999; 36% in 1998) of our consolidated operating revenue.

ELECTRIC RATES. Restructuring of the electric utility industry continues. Twenty-five states representing approximately 70% of the United States population have passed either legislation or regulation that initiates a process leading to retail customer choice. Neither Minnesota nor Wisconsin (where Minnesota Power has retail electric customers) have passed retail restructuring laws. In 2001 utility restructuring legislation will likely be debated at both the federal level and in Minnesota and Wisconsin. It is unlikely, however, that the United States Congress or the legislatures of Minnesota or Wisconsin will enact retail choice legislation into law this year. We cannot predict the timing or substance of any future legislation that might ultimately be enacted. We are taking all necessary steps to cultivate community and customer relations, and continue to maintain our competitive position as a low-cost and long-term power supplier to large industrial customers. With electric rates among the lowest in the United States, customer satisfaction high, and long-term wholesale and Large Power Customer retail contracts in place, we believe we are well positioned for the future.

WATER AND WASTEWATER RATES. In 1995 the Florida First District Court of Appeals (Court of Appeals) reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates" all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order in January 1998 that did not require refunds. Florida Water's potential refund liability at that time was about $12.5 million, which included interest, to customers who paid more under uniform rates.

In the same January 1998 order, the FPSC required Florida Water to refund, with interest, $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates that exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 pursuant to the FPSC's interim rate order in Florida Water's 1995 Rate Case. The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Customer groups that paid more under uniform rates appealed the FPSC's January 1998 order, arguing that they are entitled to a refund because the FPSC had no authority to order uniform rates. Florida Water also appealed the $2.5 million refund order. Initial briefs were filed by all parties in May 1998. In June 1998 the Court of Appeals reversed its previous ruling that the FPSC was without authority to order uniform rates at which time customer groups supporting the FPSC's January 1998 order filed a motion with the Court of Appeals seeking dismissal of the appeal by customer groups seeking refunds. Customers seeking refunds filed amended briefs in September 1998. A provision for refund related to the $2.5 million refund order was recorded in 1999.

In December 2000 Hernando County approved a settlement agreement relating to the Spring Hill refund issue that was before the Court of Appeals. Under the settlement agreement, Spring Hill customers would receive a prospective rate reduction over three years totaling $1.8 million with no refunds. Florida Water also agreed it would not file a rate case to increase rates to Spring Hill customers for a period of three years. In December 2000 the Court of Appeals remanded the issue back to the FPSC for settlement consideration. We are unable to predict the timing or outcome of the appeal and settlement process.

DEFERRED REGULATORY CHARGES AND CREDITS. Deferred regulatory charges and credits are included in other assets and other liabilities on our consolidated balance sheet. Our utility operations are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." We capitalize as deferred regulatory charges incurred costs which are probable of recovery in future utility rates. Deferred regulatory credits represent amounts expected to be credited to customers in rates. Based on current rate treatment, we believe all deferred regulatory charges are probable of recovery. [GRAPHIC OMITTED - SQUARE]

Deferred Regulatory Charges and Credits
December 31                                              2000            1999
--------------------------------------------------------------------------------
Millions

Deferred Charges
     Income Taxes                                       $ 15.5           $17.0
     Conservation Improvement Programs                     1.1            13.5
     Premium on Reacquired Debt                            5.0             5.6
     Other                                                19.1            21.5
--------------------------------------------------------------------------------
                                                          40.7            57.6
Deferred Credits
     Income Taxes                                         55.0            55.1
--------------------------------------------------------------------------------
Net Deferred Regulatory Charges (Credits)               $(14.3)          $ 2.5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           ALLETE 2000 ANNUAL REPORT                          63

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

5 FINANCIAL INSTRUMENTS

SECURITIES INVESTMENTS. Our securities portfolio is managed internally and by selected outside managers. Securities held principally for near-term sale are classified as trading securities and included in current assets at fair value. Changes in the fair value of trading securities are recognized in earnings. Trading securities consist primarily of the common stock of publicly traded companies. Securities held for an indefinite period of time are classified as available-for-sale securities and included in investments at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of tax. Unrealized losses on available-for-sale securities that are other than temporary are recognized in earnings. Realized gains and losses are computed on each specific investment sold. At December 31, 2000 available-for-sale securities consisted of equity securities in a grantor trust established to fund certain employee benefits. At December 31, 1999 available-for-sale securities also included 4.7 million shares of ACE Limited (which were sold in 2000). Before 1999, available-for-sale securities consisted primarily of the preferred stock of utilities and financial institutions with investment grade debt ratings. During 1999, we changed our strategy for this preferred stock which resulted in a reclassification to trading and we recognized an unrealized loss of $2.6 million.

Available-For-Sale Securities
------------------------------------------------------------------------
Millions
                                           Gross
                                        Unrealized              Fair
At December 31           Cost          Gain    (Loss)          Value
------------------------------------------------------------------------

2000                     $7.6          $4.7        -           $12.3
1999                    $87.8          $6.3    $(0.3)          $93.8
1998                    $70.9          $7.7    $(5.1)          $73.5
                                                                 Net
                                                             Unrealized
                                                             Gain (Loss)
                                           Gross              in Other
                         Sales           Realized          Comprehensive
At December 31         Proceeds        Gain    (Loss)          Income
------------------------------------------------------------------------

2000                    $129.9        $49.1        -           $(0.5)
1999                      $0.2            -        -            $1.6
1998                     $35.7         $1.7    $(2.3)           $1.3
------------------------------------------------------------------------

Before discontinuance of the equity method of accounting in 1999, we also recorded our share of unrealized gains and losses from available-for-sale securities held by Capital Re, a $5.5 million gain in 1998.

The net unrealized loss included in earnings for trading securities in 2000 was $2.3 million ($1.6 million loss in 1999; $0.7 million gain in 1998).

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND RISKS. In portfolio strategies designed to reduce market risks, we sell common stock securities short. Unrealized gains and losses on short sales are recognized in earnings. Previously, treasury futures were used as a hedge to reduce interest rate risks associated with holding fixed dividend preferred stocks. We no longer utilize treasury futures as most of the fixed dividend preferred stocks were sold in 2000.

In October 2000 we entered into an interest rate swap agreement with a notional amount of $250 million to hedge $250 million of floating rate debt also issued in October 2000. Under the one-year swap agreement, we make fixed quarterly payments based on a fixed rate of 6.5% and receive payments at a floating rate based on LIBOR (6.8% at December 31, 2000). The agreement is subject to market risk due to interest rate fluctuation.

In March 2000 Florida Water entered into an interest rate swap agreement with a notional amount of $35.1 million to hedge fixed rate long-term debt. The swap agreement superseded a previous swap agreement entered into in 1998. Under the 25 year agreement, Florida Water makes quarterly payments at a variable rate based upon The Bond Market Association Municipal Swap Index plus 174 basis points (4.8% at December 31, 2000) and receives payments based on a fixed rate of 6.5%. The swap agreement is subject to market risk due to interest rate fluctuation.

Effective with the January 1, 2001 adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, both interest rate swaps will be recorded on the balance sheet at fair value.

The fair value of off-balance sheet financial instruments reflected the estimated amounts that we would receive or pay if the contracts were terminated at December 31. This fair value represents the difference between the estimated future receipts and payments under the terms of each instrument, and is estimated by obtaining quoted market prices or by using common pricing models. These fair values should not be viewed in isolation, but rather in relation to the fair value of the underlying hedged transaction.

Off-Balance-Sheet Financial Instruments
------------------------------------------------------------------------
Millions
                                                              Fair Value
                                             Contract         Receivable
December 31                                   Amount           (Payable)
------------------------------------------------------------------------
2000
Short Stock Sales Outstanding                  $5.3             $(0.5)
Interest Rate Swaps                          $285.1             $(3.2)
------------------------------------------------------------------------
1999
Short Stock Sales Outstanding                 $58.5             $(2.1)
Treasury Futures                               $8.6              $0.2
Interest Rate Swap                            $35.1             $(2.3)
------------------------------------------------------------------------

--------------------------------------------------------------------------------
64                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS. With the exception of the items listed below, the estimated fair values of all financial instruments approximate the carrying amount. The fair values for the items below were based on quoted market prices for the same or similar instruments.

Financial Instruments                         Carrying           Fair
December 31                                    Amount            Value
------------------------------------------------------------------------
Millions

Long-Term Debt
     2000                                      $952.3           $961.2
     1999                                      $712.8           $694.5

Redeemable Serial Preferred Stock
     2000                                           -                -
     1999                                       $20.0            $20.0

Quarterly Income Preferred Securities
     2000                                       $75.0            $72.8
     1999                                       $75.0            $65.3
------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISK. Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Minnesota Power sells electricity to about 15 customers in northern Minnesota's taconite, pipeline, paper and wood products industries. Receivables from these customers totaled approximately $12 million at December 31, 2000 ($8.2 million at December 31, 1999). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. [GRAPHIC OMITTED - SQUARE]

6 INVESTMENTS IN CAPITAL RE AND ACE

In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE Limited. We received 4.7 million shares of ACE plus $25.1 million in December 1999 when Capital Re merged with ACE. At the time of the merger we owned 7.3 million shares or 20% of Capital Re.

As a result of the merger, in 1999 we recorded a $36.2 million, or $0.52 per share, after-tax non-cash charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of our equity accounting for Capital Re and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger.

In 1998 we used the equity method to account for our investment in Capital Re. As a result of the pending merger with ACE, in 1999 we discontinued the equity method of accounting for our investment in Capital Re and accounted for our investment in Capital Re as an available-for-sale security. [GRAPHIC OMITTED - SQUARE]

7 LEASING AGREEMENTS

In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million leveraged lease transaction. The new lease is treated as an operating lease for financial reporting purposes and expires in April 2010. The lease may be terminated after 2005 under certain conditions. We have guaranteed ADESA's obligations under the lease.

We lease other properties and equipment in addition to those listed above under operating and capital lease agreements with terms expiring through 2010. The aggregate amount of future minimum lease payments for capital and operating leases during 2001 is $15.2 million ($11.7 million in 2002; $7.5 million in 2003; $6.0 million in 2004; and $5.2 million in 2005). Total rent expense was $27.0 million in 2000 ($21.5 million in 1999; $16.7 million in 1998). [GRAPHIC OMITTED - SQUARE]

8 JOINTLY OWNED ELECTRIC FACILITY

We own 80% of the 534 megawatt Boswell Energy Center Unit 4 (Boswell Unit 4). While we operate the plant, certain decisions about the operations of Boswell Unit 4 are subject to the oversight of a committee on which we and Wisconsin Public Power, Inc. (WPPI), the owner of the other 20% of Boswell Unit 4, have equal representation and voting rights. Each of us must provide our own financing and is obligated to pay our ownership share of operating costs. Our share of direct operating expenses of Boswell Unit 4 is included in operating expense on our consolidated statement of income. Our 80% share of the original cost included in electric plant at December 31, 2000 was $309 million ($310 million at December 31, 1999). The corresponding provision for accumulated depreciation was $157 million at December 31, 2000 ($150 million at December 31,
1999). [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         65

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

9 LONG-TERM DEBT

Long-Term Debt
December 31                                             2000              1999
--------------------------------------------------------------------------------
Millions

First Mortgage Bonds
     Floating Rate Due 2003                           $250.0
     6 1/4% Series Due 2003                             25.0            $ 25.0
     7.70% Senior Notes, Series A Due 2006              90.0              90.0
     6.68% Series Due 2007                              20.0              20.0
     7% Series Due 2007                                 60.0              60.0
     7 1/2% Series Due 2007                             35.0              35.0
     7 3/4% Series Due 2007                             55.0              55.0
     7% Series Due 2008                                 50.0              50.0
     8.10% Senior Notes, Series B Due 2010              35.0                 -
     8.46% Due 2013                                     51.2              54.7
     8.01% Due 2017                                     28.0              28.0
     6% Pollution Control Series E Due 2022            111.0             111.0
Variable Demand Revenue Refunding
     Bonds Series 1997 A, B, C and D
     Due 2007 - 2020                                    39.0              39.0
Industrial Development Revenue Bonds,
     6.50% Due 2025                                     35.1              35.1
Other Long-Term Debt, 5.6-9.0%
     Due 2001 - 2026                                    83.8             119.1
Less Due Within One Year                               (15.8)             (9.1)
--------------------------------------------------------------------------------
Total Long-Term Debt                                  $952.3            $712.8
--------------------------------------------------------------------------------

The aggregate amount of long-term debt maturing during 2001 is $15.8 million ($10.9 million in 2002; $286.9 million in 2003, $15.6 million in 2004; and $3.5 million in 2005). Substantially all of our electric and water plant is subject to the lien of the mortgages securing various first mortgage bonds.

At December 31, 2000 we had long-term bank lines of credit aggregating $28.1 million ($58.8 million at December 31, 1999). Drawn portions on these lines of credit aggregated $14.1 million at December 31, 2000 ($43.5 at December 31,
1999) and are included in other long-term debt.

In March 2000 ADESA issued $35 million of 8.10% Senior Notes, Series B, due March 2010. Proceeds were used to refinance short-term bank indebtedness incurred for the acquisition of vehicle auction facilities purchased in 1999 and for general corporate purposes.

In June 2000 we refinanced $4.6 million of 6.875% Pollution Control Revenue Refunding Bonds, Series 1991-A with $4.6 million of Adjustable Rate Pollution Control Revenue Refunding Bonds Series 2000 due December 2015. The new bonds had an initial interest rate of 4.75%.

Also in June 2000 Heater issued an $8 million, 8.24%, note to CoBank, ACB, due June 2025. Proceeds were used to refinance short-term indebtedness incurred for the 1999 acquisition of Mid South and capital improvements in 1999 and 2000.

In October 2000 we issued $250 million of Floating Rate First Mortgage Bonds due October 2003. We have the option to redeem these bonds on or after October 20, 2001, in whole or in part from time to time, on any interest payment date prior to their maturity. Proceeds were used to refinance short-term debt incurred in connection with the October 2000 acquisition of nine vehicle auction facilities from Manheim. The new bonds had an initial interest rate of 7.61%. [GRAPHIC OMITTED - SQUARE]

10 SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

We have bank lines of credit aggregating $214.5 million ($75 million at December 31, 1999), which make financing available through short-term bank loans and provide credit support for commercial paper. At December 31, 2000, $211.0 million was available for use ($74 million at December 31, 1999). At December 31, 2000 we had issued commercial paper with a face value of $260.6 million ($96.9 million in 1999), with support provided by bank lines of credit and our securities portfolio.

Certain lines of credit require a commitment fee of 0.0125%. Interest rates on commercial paper and borrowings under the lines of credit ranged from 7.28% to 7.90% at December 31, 2000 (6.42% to 6.70% at December 31, 1999). The weighted average interest rate on short-term borrowings at December 31, 2000 was 7.57% (6.59% at December 31, 1999). The total amount of compensating balances at December 31, 2000 and 1999, was immaterial. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
66                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

11 COMMON STOCK AND EARNINGS PER SHARE

Our Articles of Incorporation and mortgages contain provisions that, under certain circumstances, would restrict the payment of common stock dividends. As of December 31, 2000 no retained earnings were restricted as a result of these provisions.

COMMON STOCK SPLIT. On March 2, 1999 our common stock was split two-for-one. All common share and per share amounts in our financial statements and notes to the financial statements have been adjusted for all periods to reflect the two-for-one stock split.

Summary of Common Stock                           Shares             Equity
-----------------------------------------------------------------------------
Millions
Balance at December 31, 1997                       67.1              $416.0
1998     Public Offering                            4.2                89.9
         Employee Stock Purchase Plan                 -                 0.9
         Invest Direct<F1>                          0.8                17.1
         Other                                      0.2                 5.1
-----------------------------------------------------------------------------
Balance at December 31, 1998                       72.3               529.0
1999     Employee Stock Purchase Plan               0.1                 1.3
         Invest Direct<F1>                          0.9                17.4
         Other                                      0.2                 4.3
-----------------------------------------------------------------------------
Balance at December 31, 1999                       73.5               552.0
2000     Employee Stock Purchase Plan               0.1                 1.1
         Invest Direct<F1>                          1.0                18.8
         Other                                      0.1                 5.0
-----------------------------------------------------------------------------
Balance at December 31, 2000                       74.7              $576.9
-----------------------------------------------------------------------------

<F1> Invest Direct is ALLETE's direct stock purchase and dividend reinvestment plan.

COMMON STOCK ISSUANCE. In September 1998 4.2 million shares of our common stock were sold in a public offering at $21.875 per share. Total net proceeds of approximately $89 million were used to repay outstanding commercial paper, to fund strategic initiatives and for capital expenditures. Net proceeds not immediately used for the above purposes were invested in our securities portfolio.

SHAREHOLDER RIGHTS PLAN. In 1996 we adopted a rights plan that provides for a dividend distribution of one preferred share purchase right (Right) to be attached to each share of common stock.

The Rights, which are currently not exercisable or transferable apart from our common stock, entitle the holder to purchase one two-hundredth of a share of ALLETE's Junior Serial Preferred Stock A, without par value, at an exercise price of $45. These Rights would become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender offer which would increase the person's or group's beneficial ownership interest to 15% or more of our common stock, subject to certain exceptions. If the 15% threshold is met, each Right entitles the holder (other than the acquiring person or group) to purchase common stock (or, in certain circumstances, cash, property or other securities of ours) having a market price equal to twice the exercise price of the Right. If we are acquired in a merger or business combination, or 50% or more of our assets or earning power are sold, each exercisable Right entitles the holder to purchase common stock of the acquiring or surviving company having a value equal to twice the exercise price of the Right. Certain stock acquisitions will also trigger a provision permitting the Board of Directors to exchange each Right for one share of our common stock.

The Rights which expire on July 23, 2006, are nonvoting and may be redeemed by us at a price of $.005 per Right at any time they are not exercisable. One million shares of Junior Serial Preferred Stock A have been authorized and are reserved for issuance under the plan.

EARNINGS PER SHARE. The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

Reconciliation of
Basic and Diluted                               Basic      Dilutive     Diluted
Earnings Per Share                               EPS      Securities      EPS
--------------------------------------------------------------------------------
Millions Except Per Share Amounts
2000
Net Income                                     $148.6          -        $148.6
Less: Dividends on Preferred Stock                0.9          -           0.9
--------------------------------------------------------------------------------
Earnings Available for Common Stock            $147.7          -        $147.7
Common Shares                                    69.8        0.3          70.1
Per Share                                       $2.12          -         $2.11
--------------------------------------------------------------------------------

There was no difference between basic and diluted earnings per share for 1999 and 1998.

We paid dividends on preferred stock of $0.9 million in 2000 ($2.0 million in both 1999 and 1998). [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         67

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

12 PREFERRED STOCK

In 2000 we redeemed all of our outstanding Preferred Stock and Preferred Stock A with proceeds from the sale of a portion of our securities portfolio and internally generated funds.

All 100,000 shares of Serial Preferred Stock A, $7.125 Series outstanding at December 31, 1999 were redeemed in April 2000 for an aggregate of $10 million.

All 100,000 shares of Serial Preferred Stock A, $6.70 Series outstanding at December 31, 1999 were redeemed in July 2000 for an aggregate of $10 million.

All 113,358 shares of 5% Preferred Stock outstanding at December 31, 1999 were redeemed in August 2000 at $102.50 per share plus accrued and unpaid dividends of $0.75 per share for an aggregate of $11.7 million. [GRAPHIC OMITTED - SQUARE]

13 MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

ALLETE Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities). In March 1996 the Trust publicly issued three million 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust. The proceeds from the sale of the QUIPS, and from common securities of the Trust issued to us, were used by the Trust to purchase from us $77.5 million of 8.05% Junior Subordinated Debentures, Series A, Due 2015 (Subordinated Debentures), resulting in net proceeds to us of $72.3 million. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.05% of the liquidation preference value of $25 per security. We have the right to defer interest payments on the Subordinated Debentures which would result in the similar deferral of distributions on the QUIPS during extension periods up to 20 consecutive quarters. We are the owner of all the common trust securities, which constitute approximately 3% of the aggregate liquidation amount of all the Trust Securities. The sole asset of the Trust is Subordinated Debentures, interest on which is deductible by us for income tax purposes. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.

The QUIPS are subject to mandatory redemption upon repayment of the Subordinated Debentures at maturity or upon redemption. We have the option to redeem the Subordinated Debentures upon the occurrence of certain events and, in any event, may do so at any time on or after March 20, 2001.

We  have  guaranteed,   on  a  subordinated   basis,   payment  of  the  Trust's
obligations. [GRAPHIC OMITTED - SQUARE]

14 SQUARE BUTTE POWER PURCHASE AGREEMENT

Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-megawatt coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is entitled to approximately 71% of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5% annually, to a minimum of 50%. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At December 31, 2000 Square Butte had total debt outstanding of $314.6 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2001 through 2003 and $23 million in both 2004 and 2005. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

Minnesota Power's cost of power purchased from Square Butte during 2000 was $58.7 million ($58.7 million in 1999; $58.2 million in 1998). This reflects Minnesota Power's pro rata share of total Square Butte costs based on the 71% output entitlement in 2000, 1999 and 1998. Included in this amount was Minnesota Power's pro rata share of interest expense of $14.8 million in 2000 ($15.5 million in 1999; $14.6 million in 1998). Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
68                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

15 INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31                         2000          1999         1998
--------------------------------------------------------------------------------
Millions
Current Tax Expense
     Federal                                  $75.6         $57.6        $38.5
     Foreign                                    8.0           6.9          4.9
     State                                      7.5           6.0          9.8
--------------------------------------------------------------------------------
                                               91.1          70.5         53.2
Deferred Tax Expense (Benefit)
     Federal                                   (4.9)         (6.4)         0.9
     Foreign                                    0.9          (0.4)        (0.4)
     State                                     (2.6)         (5.2)        (0.4)
--------------------------------------------------------------------------------
                                               (6.6)        (12.0)         0.1
Change in Valuation Allowance                   1.8           0.7          2.3
--------------------------------------------------------------------------------
Deferred Tax Credits                           (1.8)         (1.5)        (1.6)
--------------------------------------------------------------------------------
Total Income Tax Expense                      $84.5         $57.7        $54.0
--------------------------------------------------------------------------------

Reconciliation of Taxes from
Federal Statutory Rate to
Total Income Tax Expense
Year Ended December 31                         2000          1999         1998
--------------------------------------------------------------------------------
Millions
Tax Computed at Federal
     Statutory Rate                           $81.6         $44.0        $49.8
Increase (Decrease) in Tax
     State Income Taxes -- Net of
         Federal Income Tax Benefit             4.4           6.5          6.6
     Capital Re Transaction                       -          10.8            -
     Dividend Received Deduction               (0.6)         (1.4)        (2.7)
     Foreign Taxes                              1.2           2.3          2.0
     Tax Credits                               (1.4)         (3.3)        (2.4)
     Other                                     (0.7)         (1.2)         0.7
--------------------------------------------------------------------------------
Total Income Tax Expense                      $84.5         $57.7        $54.0
--------------------------------------------------------------------------------

Deferred Tax Assets and Liabilities
December 31                                            2000         1999
---------------------------------------------------------------------------
Millions
Deferred Tax Assets
     Allowance for Bad Debts                          $  9.3       $ 10.1
     Contributions in Aid of Construction               14.8         16.3
     Lehigh Basis Difference                             7.9          7.8
     Deferred Compensation Plans                        15.1         13.4
     Depreciation                                       13.9         13.4
     Employee Stock Ownership Plan                       9.4          8.6
     Investment Tax Credits                             18.7         19.7
     Postemployment Benefits                             9.2          8.8
     Other                                              33.1         39.3
---------------------------------------------------------------------------
         Gross Deferred Tax Assets                     131.4        137.4
Deferred Tax Asset Valuation Allowance                  (5.1)        (3.3)
---------------------------------------------------------------------------
Total Deferred Tax Assets                              126.3        134.1
---------------------------------------------------------------------------
Deferred Tax Liabilities
     Depreciation                                      195.2        196.7
     Allowance for Funds Used During
         Construction                                   16.3         16.9
     Investment Tax Credits                             26.2         28.0
     Unrealized Portfolio Gains                          0.2          7.9
     Other                                              13.5         24.5
---------------------------------------------------------------------------
Total Deferred Tax Liabilities                         251.4        274.0
---------------------------------------------------------------------------
Accumulated Deferred Income Taxes                     $125.1       $139.9
---------------------------------------------------------------------------

UNDISTRIBUTED EARNINGS. Undistributed earnings of our foreign subsidiaries were approximately $27.9 million at December 31, 2000 ($19.3 million at December 31,
1999). Foreign undistributed earnings are considered to be indefinitely reinvested and, accordingly, we have no provision for United States federal and state income taxes on these earnings. Upon distribution of foreign undistributed earnings in the form of dividends or otherwise, we would be subject to both United States income tax (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred United States income tax liability is not practical due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the United States liability. Withholding taxes of approximately $1.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2000 ($1.0 million at December 31, 1999). [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         69

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
16 OTHER COMPREHENSIVE INCOME

Other Comprehensive Income                                         Pre-Tax      Tax Expense     Net-of-Tax
Year Ended December 31                                             Amount        (Benefit)        Amount
----------------------------------------------------------------------------------------------------------
Millions

2000
Unrealized Gain (Loss) on Securities
     Gain During the Year                                          $47.8           $17.4          $30.4
     Less: Gain Included in Net Income                              49.1            18.0           31.1
----------------------------------------------------------------------------------------------------------
         Net Unrealized Loss on Securities                          (1.3)           (0.6)          (0.7)
Foreign Currency Translation Adjustments                            (5.9)              -           (5.9)
----------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                           $(7.2)          $(0.6)         $(6.6)
----------------------------------------------------------------------------------------------------------

1999
Unrealized Gain (Loss) on Securities
     Gain During the Year                                          $ 1.6           $ 0.7          $ 0.9
     Add: Loss Included in Net Income                                1.7             0.7            1.0
     Less: Unrealized Gains of Disposed Equity Investee              6.7             1.2            5.5
----------------------------------------------------------------------------------------------------------
         Net Unrealized Loss on Securities                          (3.4)            0.2           (3.6)
Foreign Currency Translation Adjustments                             4.5               -            4.5
----------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                         $ 1.1           $ 0.2          $ 0.9
----------------------------------------------------------------------------------------------------------

1998
Unrealized Gain on Securities
     Gain During the Year                                          $ 1.9           $ 0.7          $ 1.2
     Add: Loss Included in Net Income                                0.6             0.2            0.4
----------------------------------------------------------------------------------------------------------
         Net Unrealized Gain on Securities                           2.5             0.9            1.6
Foreign Currency Translation Adjustments                            (3.9)              -           (3.9)
----------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                           $(1.4)          $ 0.9          $(2.3)
----------------------------------------------------------------------------------------------------------

The gain included in net income for the year 2000 included the gain from our sale of ACE shares. Accumulated other comprehensive income at December 31, 2000 consisted of $2.8 million ($3.5 million at December 31, 1999) in net unrealized gains on securities and $(7.0) million ($(1.1) million at December 31, 1999) in foreign currency translation adjustments. [GRAPHIC OMITTED - SQUARE]

--------------------------------------------------------------------------------
70                         ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

17 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Certain eligible employees of ALLETE are covered by noncontributory defined benefit pension plans. A defined benefit plan covering Florida Water employees was terminated in 2000 and a $0.3 million credit was recognized upon settlement (curtailment expense of $0.6 million was accrued in 1999). At December 31, 2000 approximately 10% of the defined benefit pension plan assets were invested in our common stock. We have defined contribution pension plans covering eligible employees, for which the aggregate annual cost was $6.0 million in 2000 ($4.7 million in 1999; $4.0 million in 1998). We provide certain health care and life insurance benefits for eligible retired employees. The deferred regulatory charge for postretirement health and life benefits was fully amortized in 1999.

The assumed health care cost trend rate declines gradually to an ultimate rate of 6.0% by 2002. For postretirement health and life benefits, a 1% increase in the assumed health care cost trend rate would result in a $8.4 million and a $1.1 million increase in the benefit obligation and total service and interest costs, respectively; a 1% decrease would result in a $6.9 million and $0.9 million decrease in the benefit obligation and total service and interest costs, respectively. [GRAPHIC OMITTED - SQUARE]

Pension
--------------------------------------------------------------------------------
Millions

Plan Status
At September 30                                        2000              1999
--------------------------------------------------------------------------------
Change in Benefit Obligation
     Obligation, Beginning of Year                    $224.1            $244.6
     Service Cost                                        4.1               4.7
     Interest Cost                                      16.5              16.0
     Actuarial (Gain) Loss                               2.4             (26.6)
     Benefits Paid                                     (18.6)            (14.6)
--------------------------------------------------------------------------------
     Obligation, End of Year                           228.5             224.1

Change in Plan Assets
     Fair Value, Beginning of Year                     286.7             267.5
     Actual Return on Assets                            40.3              31.6
     Benefits Paid                                     (18.6)            (14.6)
     Other                                               1.4               2.2
--------------------------------------------------------------------------------
     Fair Value, End of Year                           309.8             286.7

Funded Status                                           81.3              62.6
     Unrecognized Amounts
         Net Gain                                      (76.4)            (66.5)
         Prior Service Cost                              3.8               4.2
         Transition Obligation                           0.8               1.0
--------------------------------------------------------------------------------
Prepaid Pension Cost                                  $  9.5            $  1.3
--------------------------------------------------------------------------------

Benefit Expense
Year Ended December 31                    2000            1999            1998
--------------------------------------------------------------------------------
Service Cost                            $  4.1          $  4.7          $  4.1
Interest Cost                             16.5            16.0            16.3
Expected Return on Assets                (27.5)          (24.9)          (23.2)
Amortized Amounts
     Unrecognized Gain                    (2.3)           (0.4)           (1.1)
     Prior Service Cost                    0.5             0.5             0.5
     Transition Obligation                 0.2             0.2             0.2
--------------------------------------------------------------------------------
                                          (8.5)           (3.9)           (3.2)
Early Retirement Expense                     -               -             2.8
--------------------------------------------------------------------------------
Net Pension Credit                      $ (8.5)         $ (3.9)         $ (0.4)
--------------------------------------------------------------------------------

Actuarial Assumptions                             2000                   1999
--------------------------------------------------------------------------------
Discount Rate                                       8.00%                  7.75%
Expected Return on Plan Assets                     10.25%                  10.0%
Rate of Compensation Increase                  3.5 - 4.5%             3.5 - 4.5%
--------------------------------------------------------------------------------

Health and Life
--------------------------------------------------------------------------------
Millions

Plan Status
At September 30                                         2000              1999
--------------------------------------------------------------------------------
Change in Benefit Obligation
     Obligation, Beginning of Year                    $ 62.6             $58.6
     Service Cost                                        2.8               2.7
     Interest Cost                                       4.8               3.8
     Actuarial (Gain) Loss                              (0.2)             (0.2)
     Participant Contributions                           0.7               0.7
     Benefits Paid                                      (3.1)             (3.0)
--------------------------------------------------------------------------------
     Obligation, End of Year                            67.6              62.6

Change in Plan Assets
     Fair Value, Beginning of Year                      31.6              27.6
     Actual Return on Assets                             3.1               3.1
     Employer Contribution                               9.4               3.2
     Participant Contributions                           0.7               0.7
     Benefits Paid                                      (3.1)             (3.0)
--------------------------------------------------------------------------------
     Fair Value, End of Year                            41.7              31.6

Funded Status                                          (25.9)            (31.0)
     Unrecognized Amounts
         Net Gain                                      (18.2)            (18.7)
         Prior Service Cost                             (3.4)             (3.6)
         Transition Obligation                          32.0              34.6
--------------------------------------------------------------------------------
Accrued Cost                                          $(15.5)           $(18.7)
--------------------------------------------------------------------------------

Benefit Expense
Year Ended December 31                    2000            1999            1998
--------------------------------------------------------------------------------
Service Cost                             $ 2.7           $ 2.7           $ 2.3
Interest Cost                              4.8             3.8             3.8
Expected Return on Assets                 (2.8)           (2.4)           (1.7)
Amortized Amounts
     Unrecognized Gain                    (0.9)           (0.9)           (1.3)
     Prior Service Cost                   (0.2)           (0.2)              -
     Transition Obligation                 2.6             2.6             2.3
--------------------------------------------------------------------------------
                                           6.2             5.6             5.4
Amortization of Deferred Charge              -             2.8             2.7
--------------------------------------------------------------------------------
Net Expense                              $ 6.2           $ 8.4           $ 8.1
--------------------------------------------------------------------------------

Actuarial Assumptions                            2000                   1999
--------------------------------------------------------------------------------
Discount Rate                                        8.0%                  7.75%
Expected Return on Plan Assets                6.0 - 10.0%            6.0 - 10.0%
Rate of Compensation Increase                  3.5 - 4.5%             3.5 - 4.5%
Health Care Cost Trend Rate                          6.9%                   7.8%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         71

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

18 EMPLOYEE STOCK AND INCENTIVE PLANS

EMPLOYEE  STOCK  OWNERSHIP  PLAN. We sponsor an Employee  Stock  Ownership  Plan
(ESOP) with two leveraged accounts.

A 1989 leveraged ESOP account covers certain eligible nonunion ALLETE employees. The ESOP used the proceeds from a $16.5 million loan (15 year term at 9.125%), guaranteed by us, to purchase 1.2 million shares of our common stock on the open market. These shares fund an annual benefit of not less than 2% of participants' salaries.

A 1990 leveraged ESOP account covers certain eligible ALLETE employees who participated in the non-leveraged ESOP plan prior to August 1989. In 1990 the ESOP issued a $75 million note (term not to exceed 25 years at 10.25%) to us as consideration for 5.6 million shares of our newly issued common stock. These shares are used to fund an annual benefit at least equal to the value of (a) dividends on shares held in the 1990 leveraged ESOP which are used to make loan payments, and (b) tax benefits obtained from deducting eligible dividends.

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

Year Ended December 31                      2000           1999           1998
--------------------------------------------------------------------------------
Millions
Expense
     Interest Expense                        $0.8          $0.9           $1.0
     Compensation Expense                     2.3           2.2            2.8
--------------------------------------------------------------------------------
     Total Expense                           $3.1          $3.1           $3.8
--------------------------------------------------------------------------------
Shares
     Allocated Shares                         3.9           3.8            3.6
     Unreleased Shares                        4.2           4.4            4.8
--------------------------------------------------------------------------------
     Total ESOP Shares                        8.1           8.2            8.4
--------------------------------------------------------------------------------
     Fair Value of Unreleased Shares       $104.6         $75.8         $104.0
--------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN. We have an Employee Stock Purchase Plan that permits eligible employees to buy up to $23,750 per year of our common stock at 95% of the market price. At December 31, 2000, 1.1 million shares had been issued under the plan and 156,919 shares were held in reserve for future issuance.

STOCK OPTION AND AWARD PLANS. We have an Executive Long-Term Incentive Compensation Plan (Executive Plan) and a Director Long-Term Stock Incentive Plan (Director Plan). The Executive Plan allows for the grant of up to 6.7 million shares of our common stock to key employees. To date, these grants have taken the form of stock options, performance share awards and restricted stock awards. The Director Plan allows for the grant of up to 0.3 million shares of our common stock to nonemployee directors. Each nonemployee director receives an annual grant of 1,500 stock options and a biennial grant of performance shares equal to $10,000 in value of common stock at the date of grant. Stock options are exercisable at the market price of common shares on the date the options are granted, and vest in equal annual installments over two years with expiration ten years from the date of grant. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of ALLETE. Restricted stock vests once certain periods of time have elapsed.

We have elected to account for our stock-based compensation plans in accordance with the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly, compensation expense has not been recognized for stock options granted. Compensation expense is recognized over the vesting periods for performance and restricted share awards based on the market value of our common stock, and was approximately $5 million in 2000 ($3 million in 1999 and in 1998). Pro forma net income and earnings per share under SFAS 123 "Accounting for Stock-Based Compensation" have not been presented because such amounts are not materially different from actual amounts reported. This may not be representative of the pro forma effects for future years if additional awards are granted.

                                                                     Average
                                                                    Exercise
Stock Option Activity                         Options                 Price
-----------------------------------------------------------------------------
2000
Outstanding, Beginning of Year              1,603,900                $19.77
Granted                                     1,022,500                $16.33
Exercised                                     (60,700)               $14.91
Canceled                                     (135,800)               $18.85
-----------------------------------------------------------------------------
Outstanding, End of Year                    2,429,900                $18.50
-----------------------------------------------------------------------------
Exercisable, End of Year                    1,091,200                $19.42
Fair Value of Options Granted
     During the Year                            $3.20
-----------------------------------------------------------------------------
1999
Outstanding, Beginning of Year                963,500                $17.31
Granted                                       889,200                $21.77
Exercised                                    (131,100)               $13.91
Canceled                                     (117,700)               $21.25
-----------------------------------------------------------------------------
Outstanding, End of Year                    1,603,900                $19.77
-----------------------------------------------------------------------------
Exercisable, End of Year                      586,500                $16.38
Fair Value of Options Granted
     During the Year                            $3.38
-----------------------------------------------------------------------------
1998
Outstanding, Beginning of Year                667,400                $13.89
Granted                                       419,800                $21.63
Exercised                                    (112,600)               $13.95
Canceled                                      (11,100)               $16.73
-----------------------------------------------------------------------------
Outstanding, End of Year                      963,500                $17.31
-----------------------------------------------------------------------------
Exercisable, End of Year                      361,000                $13.99
Fair Value of Options Granted
     During the Year                            $3.11
-----------------------------------------------------------------------------

--------------------------------------------------------------------------------
72                          ALLETE 2000 ANNUAL REPORT

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

At December 31, 2000 options outstanding consisted of 1,290,966 with an exercise price of $13.69 to $16.25, and 1,138,922 with an exercise price of $21.63 to $21.94. The options with an exercise price of $13.69 to $16.25 have an average remaining contractual life of 8.2 years with 328,062 exercisable on December 31, 2000 at an average price of $13.88. The options with an exercise price of $21.63 to $21.94 have an average remaining contractual life of 7.7 years with 763,146 exercisable on December 31, 2000 at an average price of $21.80.

In 2000, 329,000 performance share grants were awarded, with the ultimate issuance contingent upon the attainment of certain future performance goals of ALLETE. The grant date fair value of the share grants was $5.3 million.

A total of 270,000 performance share grants were awarded during 1999 and 1998 for the performance period ended December 31, 1999. The grant date fair value of these share grants was $5.8 million. At December 31, 2000 50% of the shares had already been issued, with the balance to be issued in 2001 and 2002.

In January 2001 we granted stock options to purchase approximately 0.7 million shares of common stock (exercise price of $23.63 per share). [GRAPHIC OMITTED - SQUARE]

19 QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year. Financial results for 2000 included a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE in the second quarter. We received the ACE shares in December 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 we recorded a $36.2 million, or $0.52 per share, after-tax non-cash charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of our equity accounting for Capital Re; and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger. (See Note 6.) [GRAPHIC OMITTED - SQUARE]

Quarter Ended                    Mar. 31     Jun. 30     Sept. 30      Dec. 31
--------------------------------------------------------------------------------
Millions Except Earnings Per Share

2000
Operating Revenue                $322.6      $327.0       $323.5        $358.8
Operating Income                  $52.0      $105.1        $49.4         $32.6
Net Income                        $30.4       $64.2        $35.0         $19.0
Earnings Available for
     Common Stock                 $29.9       $63.9        $34.9         $19.0
Earnings Per Share of
     Common Stock
         Basic                    $0.43       $0.92        $0.50         $0.27
         Diluted                  $0.43       $0.92        $0.50         $0.27
--------------------------------------------------------------------------------

1999
Operating Revenue                $257.7      $279.2       $308.0        $286.9
Operating Income                  $29.5       $28.2        $57.9         $16.1
Net Income                        $20.9        $1.9        $34.5         $10.7
Earnings Available for
     Common Stock                 $20.4        $1.4        $34.0         $10.2
Earnings Per Share of
     Common Stock
         Basic                    $0.30       $0.02        $0.50         $0.15
         Diluted                  $0.30       $0.02        $0.50         $0.15
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ALLETE 2000 ANNUAL REPORT                         73

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS                  [PRICEWATERHOUSECOOPERS LOGO]
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of ALLETE

Our audits of the consolidated financial statements referred to in our report dated January 17, 2001 appearing on page 54 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. [GRAPHIC OMITTED - SQUARE]

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 17, 2001


--------------------------------------------------------------------------------

                                                                                                      SCHEDULE II

ALLETE
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                      Additions
                                                    Balance at   -------------------    Deductions     Balance at
                                                    Beginning     Charged     Other        from          End of
For the Year Ended December 31                       of Year     to Income   Changes    Reserves<F1>     Period
-----------------------------------------------------------------------------------------------------------------
Millions
Reserve Deducted from Related Assets
     Reserve For Uncollectible Accounts
         2000     Trade Accounts Receivable           $7.6         $2.9         -          $5.3           $5.2
                  Finance Receivables                  6.3          0.8         -           0.6            6.5
         1999     Trade Accounts Receivable            6.0          3.9         -           2.3            7.6
                  Finance Receivables                  3.6          3.8         -           1.1            6.3
         1998     Trade Accounts Receivable            5.1          5.4         -           4.5            6.0
                  Finance Receivables                  2.8          2.8         -           2.0            3.6
     Deferred Asset Valuation Allowance
         2000     Deferred Tax Assets                  3.3          1.8         -             -            5.1
         1999     Deferred Tax Assets                  2.6          0.7         -             -            3.3
         1998     Deferred Tax Assets                  0.3          2.3         -             -            2.6
-----------------------------------------------------------------------------------------------------------------

<F1> Reserve for uncollectible accounts includes bad debts written off.

--------------------------------------------------------------------------------
74                          ALLETE 2000 ANNUAL REPORT

                                  Exhibit Index

Exhibit
Number
--------------------------------------------------------------------------------
  10(l)  -   Loan and Servicing  Agreement dated as of December 22, 2000 among
             AFC AIM Corporation, as Borrower, Automotive Finance Corporation, as Servicer, and Bank of Montreal, as Lender.

  10(m)  -   Purchase and Sale Agreement dated as of December 22, 2000 between
             AFC AIM Corporation and Automotive Finance Corporation.

     12  -   Computation of Ratios of Earnings to Fixed Charges and Supplemental
             Ratios of Earnings to Fixed Charges.

  23(a)  -   Consent of Independent Accountants.

  23(b)  -   Consent of General Counsel.