Form 10-Q
period 2001-03-31
ALLETE INC
filed 2001-05-08
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2001

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 1-3548

                                  ALLETE, Inc.

                         Formerly Minnesota Power, Inc.

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




                           Common Stock, no par value,
                          75,685,479 shares outstanding
                              as of April 30, 2001

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement                                                         3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 2001 and December 31, 2000                       4

              Consolidated Statement of Income -
                   Quarter Ended March 31, 2001 and 2000                      5

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 2001 and 2000                      6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       11

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               16

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders       16

         Item 5.   Other Information                                         16

         Item 6.   Exhibits and Reports on Form 8-K                          17

Signatures                                                                   18




1                      ALLETE First Quarter 2001 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM         TERM
--------------------------------------------------------------------------------

2000 Form 10-K                  ALLETE's Annual Report on Form 10-K for the Year
                                   Ended December 31, 2000

ADESA                           ADESA Corporation

AFC                             Automotive Finance Corporation

ALLETE                          ALLETE, Inc.

ALLETE Properties               ALLETE Properties, Inc.

ALLETE Water Services           ALLETE Water Services, Inc.

APC                             Auto Placement Center, Inc.

Company                         ALLETE, Inc. and its subsidiaries

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

EBITDAL                         Earnings Before Interest, Taxes, Depreciation,
                                   Amortization and Lease Expense

ESOP                            Employee Stock Ownership Plan

FERC                            Federal Energy Regulatory Commission

Florida Water                   Florida Water Services Corporation

FPSC                            Florida Public Service Commission

Heater                          Heater Utilities, Inc.

MPUC                            Minnesota Public Utilities Commission

NCUC                            North Carolina Utilities Commission

PSCW                            Public Service Commission of Wisconsin

SEC                             Securities and Exchange Commission

Square Butte                    Square Butte Electric Cooperative

SWL&P                           Superior Water, Light and Power Company



                       ALLETE First Quarter 2001 Form 10-Q                     2

                           SAFE HARBOR STATEMENT UNDER
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of ALLETE in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.

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

Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.


3                      ALLETE First Quarter 2001 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                      ALLETE
                                            CONSOLIDATED BALANCE SHEET
                                                     Millions
                                                                                     MARCH 31,       DECEMBER 31,
                                                                                      2001              2000
                                                                                    Unaudited          Audited
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  209.5          $  219.3
     Trading Securities                                                                 94.4              90.8
     Accounts Receivable (Less Allowance of $13.0 and $11.7)                           390.0             265.7
     Inventories                                                                        29.9              26.4
     Prepayments and Other                                                             147.2             128.8
-----------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           871.0             731.0

Property, Plant and Equipment                                                        1,493.5           1,479.7

Investments                                                                            118.0             116.4

Goodwill                                                                               499.5             472.8

Other Assets                                                                           115.5             114.1
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $3,097.5          $2,914.0
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
     Accounts Payable                                                               $  377.5          $  269.1
     Accrued Taxes, Interest and Dividends                                              74.6              52.3
     Notes Payable                                                                     218.2             274.2
     Long-Term Debt Due Within One Year                                                 14.1              15.8
     Other                                                                              71.0              95.6
-----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      755.4             707.0

Long-Term Debt                                                                       1,069.5             952.3

Accumulated Deferred Income Taxes                                                      119.9             125.1

Other Liabilities                                                                      160.2             153.8
-----------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                            2,105.0           1,938.2
-----------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0              75.0
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     75.6 and 74.7 Shares Outstanding                                                  585.5             576.9

Unearned ESOP Shares                                                                   (54.9)            (55.7)

Accumulated Other Comprehensive Loss                                                   (10.7)             (4.2)

Retained Earnings                                                                      397.6             383.8
-----------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                                     917.5             900.8
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $3,097.5          $2,914.0
-----------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of these statements.

                       ALLETE First Quarter 2001 Form 10-Q                     4

                                                      ALLETE
                                         CONSOLIDATED STATEMENT OF INCOME
                                  Millions Except Per Share Amounts - Unaudited
                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                      2001                2000
-----------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
       Energy Services                                                               $159.4              $141.6
       Automotive Services                                                            211.1               119.5
       Water Services                                                                  29.5                28.0
       Investments                                                                     13.0                33.5
-----------------------------------------------------------------------------------------------------------------
           Total Operating Revenue                                                    413.0               322.6
-----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
       Fuel and Purchased Power                                                        62.4                53.1
       Operations                                                                     272.6               201.2
       Interest Expense                                                                22.0                16.3
-----------------------------------------------------------------------------------------------------------------
           Total Operating Expenses                                                   357.0               270.6
-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                       56.0                52.0

DISTRIBUTIONS ON REDEEMABLE
       PREFERRED SECURITIES OF ALLETE CAPITAL I                                         1.5                 1.5

INCOME TAX EXPENSE                                                                     21.6                20.1
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $ 32.9              $ 30.4
-----------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
       Basic                                                                           71.2                69.1
       Diluted                                                                         71.8                69.2
-----------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED
       EARNINGS PER SHARE OF COMMON STOCK                                             $0.46               $0.43
-----------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                                                 $0.2675             $0.2675
-----------------------------------------------------------------------------------------------------------------
                          The accompanying notes are an integral part of this statement.

5                      ALLETE First Quarter 2001 Form 10-Q

                                                      ALLETE
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               Millions - Unaudited

                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                      2001                2000
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                    $ 32.9              $ 30.4
       Depreciation and Amortization                                                   25.4                20.3
       Deferred Income Taxes                                                           (1.4)               (3.3)
       Changes In Operating Assets and Liabilities
          Trading Securities                                                           (3.6)               (1.7)
          Accounts Receivable                                                        (124.3)              (93.4)
          Inventories                                                                  (3.5)               (2.1)
          Accounts Payable                                                            108.4               122.4
          Other Current Assets and Liabilities                                        (23.7)              (33.4)
       Other - Net                                                                      6.4                 6.4
-----------------------------------------------------------------------------------------------------------------
              Cash From Operating Activities                                           16.6                45.6
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Additions to Investments                                                        (1.9)               (4.8)
       Additions to Property, Plant and Equipment                                     (24.6)              (30.1)
       Acquisitions - Net of Cash Acquired                                            (47.2)              (15.7)
       Other - Net                                                                      8.8                12.4
-----------------------------------------------------------------------------------------------------------------
              Cash For Investing Activities                                           (64.9)              (38.2)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Issuance of Common Stock                                                         6.9                 8.2
       Issuance of Long-Term Debt                                                     125.8                35.0
       Changes in Notes Payable - Net                                                 (56.0)               79.5
       Reductions of Long-Term Debt                                                   (10.3)              (38.6)
       Dividends on Preferred and Common Stock                                        (19.0)              (18.9)
-----------------------------------------------------------------------------------------------------------------
              Cash From Financing Activities                                           47.4                65.2
-----------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (8.9)               (0.4)
-----------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                    (9.8)               72.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      219.3               101.5
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $209.5              $173.7
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                           $23.7               $17.3
              Income Taxes                                                             $1.7               $15.5
-----------------------------------------------------------------------------------------------------------------
                          The accompanying notes are an integral part of this statement.

                       ALLETE First Quarter 2001 Form 10-Q                     6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2000 Form 10-K. In our opinion all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year.

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                           ENERGY     AUTOMOTIVE      WATER                    CORPORATE
                                          CONSOLIDATED    SERVICES     SERVICES     SERVICES    INVESTMENTS     CHARGES
------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED
---------------------
MARCH 31, 2001
--------------`
Operating Revenue                             $413.0       $159.4      $211.1<F1>     $29.5       $13.0              -
Operation and Other Expense                    301.6        122.0       153.3          17.5         4.3<F3>      $ 4.5
Depreciation and Amortization Expense           25.4         11.6        10.0           3.7          -             0.1
Lease Expense                                    8.0          0.6         6.8           0.6          -               -
Interest Expense                                22.0          4.9        10.6           2.7          -             3.8
------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                         56.0         20.3        30.4           5.0         8.7           (8.4)
Distributions on Redeemable
     Preferred Securities of Subsidiary          1.5          0.6           -             -           -            0.9
Income Tax Expense (Benefit)                    21.6          7.8        12.7           1.9         3.2           (4.0)
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                             $ 32.9       $ 11.9      $ 17.7         $ 3.1       $ 5.5          $(5.3)
------------------------------------------------------------------------------------------------------------------------

EBITDAL                                       $111.4        $37.4       $57.8         $12.0        $8.7          $(4.5)
Total Assets                                $3,097.5       $908.7    $1,590.9<F2>    $335.2      $262.4           $0.3
Property, Plant and Equipment               $1,493.5       $790.4      $425.5        $277.6           -              -
Accumulated Depreciation and Amortization     $994.9       $672.5      $103.0        $217.2        $2.2              -
Capital Expenditures                           $24.6         $8.0        $9.7          $6.9           -              -

------------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED
---------------------
MARCH 31, 2000
--------------
Operating Revenue                             $322.6       $141.6      $119.5<F1>     $28.0       $33.5              -
Operation and Other Expense                    228.0        106.3        85.1          17.3        14.9<F3>      $ 4.4
Depreciation and Amortization Expense           20.3         11.5         4.8           3.8         0.1            0.1
Lease Expense                                    6.0          0.7         4.9           0.4           -              -
Interest Expense                                16.3          5.2         3.9           2.6           -            4.6
------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                         52.0         17.9        20.8           3.9        18.5           (9.1)
Distributions on Redeemable
     Preferred Securities of Subsidiary          1.5          0.4           -             -           -            1.1
Income Tax Expense (Benefit)                    20.1          6.8         8.9           1.5         7.0           (4.1)
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                             $ 30.4       $ 10.7      $ 11.9         $ 2.4       $11.5          $(6.1)
------------------------------------------------------------------------------------------------------------------------

EBITDAL                                        $94.6        $35.3       $34.4         $10.7       $18.6          $(4.4)
Total Assets                                $2,534.2     $1,054.7      $848.7<F2>    $318.2      $312.2           $0.4
Property, Plant and Equipment               $1,277.1       $771.0      $250.9        $255.2           -              -
Accumulated Depreciation and Amortization     $935.4       $677.0       $60.5        $195.9        $2.0              -
Capital Expenditures                           $30.1         $9.7       $15.1          $5.3           -              -
------------------------------------------------------------------------------------------------------------------------

<F1> Included $34.8 million of Canadian operating revenue in 2001 ($17.1 million in 2000).
<F2> Included $227.2 million of Canadian assets in 2001 ($149.6 million in 2000).
<F3> Included $0.3 million of minority interest in 2001 ($0.2 million in 2000).

7                      ALLETE First Quarter 2001 Form 10-Q

NOTE 2.    REGULATORY MATTERS

FLORIDA WATER 1991 RATE CASE REFUNDS. In 1995 the Florida First District Court of Appeals (Court of Appeals) reversed a 1993 FPSC order establishing uniform rates for most of Florida Water's service areas. With "uniform rates" all customers in each uniform rate area pay the same rates for water and wastewater services. In response to the Court of Appeals' order, in August 1996 the FPSC ordered Florida Water to issue refunds to those customers who paid more since October 1993 under uniform rates than they would have paid under stand-alone rates. This order did not permit a balancing surcharge to customers who paid less under uniform rates. Florida Water appealed, and the Court of Appeals ruled in June 1997 that the FPSC could not order refunds without balancing surcharges. In response to the Court of Appeals' ruling, the FPSC issued an order in January 1998 that did not require refunds. In February 1998 this order was appealed by customers who paid more under uniform rates. That appeal is still pending. Florida Water's potential refund liability is about $15 million, which includes interest. We believe that if refunds are ordered an equal surcharge to other customers would be required consistent with the 1997 Court of Appeals ruling. We are unable to predict the outcome of this matter.

In the same January 1998 order, the FPSC required Florida Water to refund, with interest, $2.5 million, the amount paid by customers in the Spring Hill service area from January 1996 through June 1997 under uniform rates which exceeded the amount these customers would have paid under a modified stand-alone rate structure. No balancing surcharge was permitted. The FPSC ordered this refund because Spring Hill customers continued to pay uniform rates after other customers began paying modified stand-alone rates effective January 1996 under the FPSC's interim rate order in Florida Water's 1995 rate case. The FPSC did not include Spring Hill in this interim rate order because Hernando County had assumed jurisdiction over Spring Hill's rates. In June 1997 Florida Water reached an agreement with Hernando County to revert prospectively to stand-alone rates for Spring Hill customers.

Florida Water appealed the $2.5 million refund order. While the appeal was pending, Florida Water and Hernando County reached a settlement of all remaining issues in this matter that provides Spring Hill customers with a prospective rate reduction effective April 2001 reducing annual revenue by $0.6 million for three years with no refunds. Florida Water agreed not to file a rate case for three years. The settlement was approved in December 2000 by Hernando County and the FPSC in February 2001. The appeal has been dismissed.



NOTE 3.    ACQUISITIONS

ADESA AUCTION FACILITIES. On January 18, 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of Auto Placement Center, Inc. (APC) in transactions with an aggregate value of $62.4 million. APC was accounted for using the purchase method. APC financial results have been included in our consolidated financial statements since the date of purchase. ComSearch was accounted for as a pooling of interest with financial results included in our consolidated financial statements since January 1, 2001. Pro forma financial results have not been presented due to immateriality.

DICKS CREEK. ALLETE Water Services purchased, subject to certain conditions, the assets of Dicks Creek, a wastewater utility located near Atlanta, Georgia, in December 2000 for $6.6 million plus a commitment to pay the seller a fee for residential connections. The commitment requires the payment of a minimum of $400,000 annually beginning December 31, 2001 for four years or until cumulative payments reach $2 million, whichever occurs first. The transaction closed on February 1, 2001 and was accounted for using the purchase method. Financial results have been included in our consolidated financial statements since February 2001. Pro forma financial results have not been presented due to immateriality.

                       ALLETE First Quarter 2001 Form 10-Q                     8

NOTE 4.    LONG-TERM DEBT

On February 21, 2001 ALLETE issued $125 million of 7.80% Senior Notes, due February 15, 2008. Proceeds were used to repay a portion of ALLETE's short-term borrowings incurred for the acquisition of vehicle auction facilities purchased in 2000 and early 2001, and for general corporate purposes.


NOTE 5.    INCOME TAX EXPENSE

                                                                                        QUARTER ENDED
                                                                                           MARCH 31,
                                                                              2001                           2000
--------------------------------------------------------------------------------------------------------------------
Millions

Current Tax
     Federal                                                                 $ 19.8                         $ 19.6
     Foreign                                                                    0.8                            0.5
     State                                                                      2.4                            3.3
--------------------------------------------------------------------------------------------------------------------
                                                                               23.0                           23.4
--------------------------------------------------------------------------------------------------------------------

Deferred Tax
     Federal                                                                   (1.2)                          (2.3)
     Foreign                                                                   (0.2)                          (0.1)
     State                                                                      0.4                           (0.5)
--------------------------------------------------------------------------------------------------------------------
                                                                               (1.0)                          (2.9)
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Credits                                                           (0.4)                          (0.4)
--------------------------------------------------------------------------------------------------------------------
Total Income Tax Expense                                                     $ 21.6                         $ 20.1
--------------------------------------------------------------------------------------------------------------------


NOTE 6.    TOTAL COMPREHENSIVE INCOME

For the quarter ended March 31, 2001 total comprehensive income was $26.4 million ($49.0 million for the quarter ended March 31, 2000). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap and foreign currency translation adjustments.



NOTE 7.    NEW ACCOUNTING STANDARDS

As of January 1, 2001 we adopted Statement of Financial Accounting Standards No.
(SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are to be recognized in current earnings or other comprehensive income, depending on the purpose for which the derivative is held. Our use of derivative instruments is not significant. Upon adoption of SFAS 133, we held two interest rate swaps, both of which qualify for hedge accounting. Based on our current hedging practices, the adoption of SFAS 133 will have minimal earnings impact.

9                      ALLETE First Quarter 2001 Form 10-Q

NOTE 8.    SQUARE BUTTE PURCHASED POWER CONTRACT

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2001 Square Butte had total debt outstanding of $314.9 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2001 through 2003 and $23 million in both 2004 and 2005. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

                       ALLETE First Quarter 2001 Form 10-Q                    10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE is a  multi-services  company with operations in four business  segments:
(1) ENERGY SERVICES, which include electric and gas services, coal mining and telecommunications; (2) AUTOMOTIVE SERVICES, which include a network of vehicle auctions, an automobile dealer finance company, and several subsidiaries that are integral parts of the vehicle redistribution business; (3) WATER SERVICES, which include water and wastewater services; and (4) INVESTMENTS, which include real estate operations, investments in emerging technologies related to the electric utility industry and a securities portfolio. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.


CONSOLIDATED OVERVIEW

Each of our operating segments produced solid financial results during the first quarter of 2001. For the quarter ended March 31, 2001, net income was up 8 percent and earnings per share were up 7 percent over the same period of 2000.

                                                                                        QUARTER ENDED
                                                                                          MARCH 31,
                                                                             2001                            2000
-------------------------------------------------------------------------------------------------------------------
Millions

Operating Revenue
     Energy Services                                                        $159.4                          $141.6
     Automotive Services                                                     211.1                           119.5
     Water Services                                                           29.5                            28.0
     Investments                                                              13.0                            33.5
-------------------------------------------------------------------------------------------------------------------

                                                                            $413.0                          $322.6
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Energy Services                                                        $139.1                          $123.7
     Automotive Services                                                     180.7                            98.7
     Water Services                                                           24.5                            24.1
     Investments                                                               4.3                            15.0
     Corporate Charges                                                         8.4                             9.1
-------------------------------------------------------------------------------------------------------------------

                                                                            $357.0                          $270.6
-------------------------------------------------------------------------------------------------------------------

Net Income
     Energy Services                                                         $11.9                           $10.7
     Automotive Services                                                      17.7                            11.9
     Water Services                                                            3.1                             2.4
     Investments                                                               5.5                            11.5
     Corporate Charges                                                        (5.3)                           (6.1)
-------------------------------------------------------------------------------------------------------------------

                                                                             $32.9                           $30.4
-------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock - Millions                             71.8                            69.2
-------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share of Common Stock                                   $0.46                           $0.43
-------------------------------------------------------------------------------------------------------------------

NET INCOME

The following net income discussion summarizes significant events for the quarter ended March 31, 2001.

ENERGY SERVICES' net income in 2001 reflected increased margins on wholesale marketing activities and increased sales to residential and commercial customers. These increases were partially offset by decreased sales to industrial customers.

AUTOMOTIVE SERVICES reported higher net income in 2001 due to significant acquisitions made in 2000 and early 2001 and increased financing activity at AFC's loan production offices. EBITDAL for ADESA's 28 same-store auction facilities was flat for the first quarter of 2001 reflecting increased costs and no increase in volumes because of inclement weather in 2001. Vehicles expected at auction in the first

11                     ALLETE First Quarter 2001 Form 10-Q
quarter of 2001 that did not occur are expected to come to auction in the second and third quarters of 2001.

WATER SERVICES' net income was higher in 2001 reflecting customer growth, an October 2000 rate increase implemented by Heater, productivity enhancements and the release of escrow proceeds received from the sale of assets to Orange County, Florida in 1997.

INVESTMENTS reported lower net income in 2001 primarily due to the timing of sales by our real estate operations. In 2000 significant real estate sales were recorded during the first quarter. There were no comparable sales in 2001. However, in April 2001 our real estate operations announced that its largest sale ever is expected to close in June 2001. Net income from Investments was also lower in 2001 due to lower income from our emerging technology investments and our securities portfolio. The after-tax return on our securities portfolio was 10.32 percent in 2001 (3.96 percent in 2000), however, we had a lower average balance in 2001. During 2000 we reduced the size of our securities portfolio to partially fund significant acquisitions made by Automotive Services.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2001 AND 2000

OPERATING REVENUE

ENERGY SERVICES' operating revenue was up $17.8 million, or 13 percent in 2001. Additional demand revenue from large power customers who converted a portion of their interruptible power to firm power and fuel clause recoveries for higher purchased power and gas prices more than offset a 7 percent decrease in megawatthour sales. The decline in megawatthour sales was attributed to a 20 percent decrease in sales to taconite customers due to temporary shutdowns. Megawatthour sales to residential and commercial customers were up due to more normal winter weather in 2001. In addition, the average price we charged for wholesale electricity was up 58 percent reflecting overall wholesale market conditions and adding $6.1 million to operating revenue.

Revenue from electric sales to taconite customers accounted for 9 percent of consolidated operating revenue in 2001 (13 percent in 2000). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2001 and 2000. Sales to other power suppliers accounted for 6 percent of consolidated operating revenue in both 2001 and 2000.

AUTOMOTIVE SERVICES' operating revenue was up $91.6 million, or 77 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. At ADESA auction facilities 500,000 vehicles were sold in 2001 (295,000 in 2000), an increase of 69 percent. Financial results for 2001 included three months of operations from 28 auction facilities acquired or opened in 2000 and results from acquisitions made in January 2001. Financial results for 2001 were negatively impacted by the timing of vehicles coming to auction and inclement weather that resulted in both low attendance at and canceled auctions. Operating revenue from AFC was also higher in 2001 reflecting a 13 percent increase in vehicles financed through its loan production offices. AFC financed approximately 221,000 vehicles in 2001 (195,000 in 2000). AFC has had 86 loan production offices since April 2000.

WATER SERVICES' operating revenue was up $1.5 million, or 5 percent, in 2001 due to customer growth of 6 percent, an October 2000 rate increase implemented by Heater and the release of escrow proceeds received from the sale of assets to Orange County, Florida in 1997.

INVESTMENTS' operating revenue was down $20.5 million, or 61 percent, in 2001 primarily due to the timing of sales by our real estate operations. In 2001 two large real estate sales contributed $2.6 million to revenue, while in 2000 three large real estate sales contributed $18.8 million to revenue. Revenue from our emerging technology investments was also $3.1 million lower in 2001. Revenue from our securities portfolio was down slightly in 2001 due to a lower average balance.

                       ALLETE First Quarter 2001 Form 10-Q                    12

OPERATING EXPENSES

ENERGY SERVICES' operating expenses were up $15.4 million, or 12 percent, in 2001 because of higher prices paid for purchased power and purchased gas.

AUTOMOTIVE SERVICES' operating expenses were up $82.0 million, or 83 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. In addition to the increased costs associated with having more vehicle auction facilities in operation, expenses in 2001 included integration costs, additional amortization of goodwill and higher interest expense related to debt issued in late 2000 to finance these acquisitions. Operating expenses in 2001 also reflected additional expenses for utility and labor costs incurred as a result of inclement weather conditions compared to 2000 when weather conditions were relatively mild.

WATER SERVICES' operating expenses were up $0.4 million, or 2 percent, in 2001 due to customer growth and the inclusion of water and wastewater systems acquired in 2000.

INVESTMENTS' operating expenses were down $10.7 million, or 71 percent, in 2001 as a result of lower sales by our real estate operations.


OUTLOOK

We experienced solid performance from each of our four business segments during the first quarter of 2001. Automotive Services acquisitions made during 2000 and early 2001, and continued growth of AFC, our vehicle finance company, contributed significantly to net income for the first quarter of 2001. With the addition of "total loss" vehicle recovery services at existing ADESA vehicle auction facilities and economies of scale as a result of integration efficiencies at newly acquired vehicle auction facilities, we expect to achieve our 2001 goal of a 40 percent earnings growth for Automotive Services. The increase in cash flow from Automotive Services will be used to pay down the acquisition debt.

We announced the $29 million sale of the Tarpon Point property in Fort Myers, Florida, which is expected to close in the second quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES. During the first quarter of 2001 cash flow from operations reflected strong operating results and continued focus on working capital management. Cash flow from operations was lower in 2001 due to $15 million of cash related to AFC's December 2000 floorplanning program expansion with a manufacturer (see Working Capital below) and the timing of Automotive Services' cash receipts and disbursements. Cash flow from operations was also affected by a number of factors representative of normal operations.

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

A substantial amount of ADESA's working capital is generated internally from payments for services provided. However, ADESA has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

AFC also has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its operational requirements. AFC offers short-term on-site financing for dealers to purchase vehicles

13                     ALLETE First Quarter 2001 Form 10-Q
at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days.

AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement that expires at the end of 2002. At March 31, 2001 AFC had sold $401.2 million of finance receivables to the special purpose subsidiary ($335.7 million at December 31, 2000). Third party purchasers had purchased an undivided interest in finance receivables of $274.0 million from this subsidiary at March 31, 2001 ($239 million at December 31, 2000). AFC also entered into an arrangement in December 2000 with a manufacturer to floorplan certain vehicles located at auctions awaiting resale by June 15, 2001 for a security interest in those vehicles. AFC sells these finance receivables, on a revolving basis, to another wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary borrows money from a third party under an agreement that expires June 15, 2001. At March 31, 2001 AFC had sold $38.8 million of these finance receivables to the special purpose subsidiary ($53.5 million at December 31, 2000). At March 31, 2001 the third party lender had advanced $40 million against these receivables ($43 million at December 31,
2000). At March 31, 2001 AFC also held $19.3 million in cash that will be used to pay down a portion of the $40 million of third party lender debt during the second quarter of 2001. Unsold finance receivables and unfinanced receivables held by the special purpose subsidiaries are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $122.7 million at March 31, 2001 ($106.2 million at December 31, 2000). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at March 31, 2001 compared to December 31, 2000 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had higher receivables and higher payables at March 31, 2001.

ACQUISITIONS AND DIVESTITURES. In January 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of APC in transactions with an aggregate value of $62.4 million. APC was funded with internally generated funds and short-term debt which was refinanced with long-term debt. (See Long-Term Debt below.) APC is a provider of "total loss" vehicle recovery services with ten auction facilities in the United States. ComSearch provides Internet-based parts location and insurance adjustment audit services nationwide. Both APC and ComSearch are based in Rhode Island.

ALLETE Water Services purchased, subject to certain conditions, the assets of Dicks Creek, a wastewater utility located near Atlanta, Georgia, in December 2000 for $6.6 million plus a commitment to pay the seller a fee for future residential connections. The commitment requires payment of a minimum of $400,000 annually beginning December 31, 2001 for four years or until cumulative payments reach $2 million, whichever occurs first. The transaction closed in February 2001 and was funded with internally generated funds.

In April 2001 we announced ALLETE Properties has a firm contract to sell Tarpon Point Marina and the surrounding 150 acres of development property in Cape Coral, Florida to the Grosse Point Development Company for $29 million in cash. To effect this transaction, ALLETE Properties will sell the stock of its subsidiary that owns the real estate being transferred. Cape Coral is adjacent to Fort Myers. The closing is scheduled for June 2001 and is expected to be a significant contributor to earnings in the second quarter of 2001. This transaction will be the largest single real estate sale by a subsidiary of ALLETE.

In May 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. The I-44 Auto Auction which is located on 75 acres was renamed ADESA Tulsa and offers six fully automated auction lanes, storage for over 3,000 vehicles and a five-bay reconditioning and detail facility. The transaction was funded with internally generated funds.

                       ALLETE First Quarter 2001 Form 10-Q                    14

LONG-TERM DEBT. In February 2001 we issued $125 million of 7.80% Senior Notes, due February 15, 2008. Proceeds were used to repay a portion of ALLETE's short-term bank borrowings incurred for the acquisition of vehicle auction facilities in 2000 and early 2001 and for general corporate purposes.

In March 2001 ALLETE, ALLETE Capital II and ALLETE Capital III, jointly filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933. The registration statement, which has been declared effective by the SEC, relates to the possible issuance, from time to time when market conditions and the needs of ALLETE warrant, of an aggregate amount of $500 million of securities which may include ALLETE common stock, first mortgage bonds, and other debt securities and ALLETE Capital II and ALLETE Capital III preferred trust securities. ALLETE also previously filed registration statements, which have been declared effective by the SEC, relating to the possible issuance, from time to time when market conditions and the needs of ALLETE warrant, of 1,814,000 shares of ALLETE common stock and $25 million of first mortgage bonds and other debt securities. Any offer and sale of the above mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

In May 2001 we redeemed $1.3 million of 5.6% Industrial Development Refunding Revenue Bonds, Series 1994-A, City of Little Falls, Minnesota. This redemption was funded with internally generated funds.

INVESTMENTS. As companies included in our emerging technology investments are sold, we may recognize a gain or loss. In the second half of 2000, several of the private companies included in our emerging technology investments went public by completing initial public offerings. Typically, investors in a private company are not permitted to sell stock in the company for a period of 180 days following the company's initial public offering. Other restrictions on sale may also apply. Since going public, the market value of these companies has experienced significant volatility. Our investment in the companies that have gone public has a cost basis of approximately $13 million. The aggregate market value of our investment in these companies at March 31, 2001 was $33 million.

Our emerging technology investments provide us with access to developing technologies before their commercial debut, as well as potential financial returns and diversification opportunities. We view these investments as a source of capital for redeployment in existing businesses and a potential entree into additional business opportunities. Portions of any proceeds received on these investments may be reinvested back into companies to encourage development of future technology.

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the quarter ended March 31, 2001 totaled $24.6 million ($30.1 million in 2000). Expenditures for 2001 included $8.0 million for Energy Services, $9.7 million for Automotive Services and $6.9 million for Water Services. Internally generated funds and the issuance of long-term debt were the primary sources of funding for these expenditures.

                           --------------------------

Readers are cautioned that forward-looking statements including those contained above, should be read in conjunction with our disclosures under the heading:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" located on page 3 of this Form 10-Q.

15                     ALLETE First Quarter 2001 Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies. In strategies designed to hedge overall market risks, we also sell common stock short. Investments held for an indefinite period of time are classified as available-for-sale securities and also recorded at fair value. Available-for-sale securities consist of our direct investments in emerging technology companies and securities in a grantor trust established to fund certain employee benefits.

           MARCH 31, 2001                                     FAIR VALUE
           -------------------------------------------------------------
           Millions

           Trading Securities Portfolio                          $94.4
           Available-For-Sale Securities Portfolio               $24.0

           -------------------------------------------------------------




PART II.   OTHER INFORMATION
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2001 shareholders of ALLETE elected 11 directors and approved the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2001 and the change of our legal name to ALLETE, Inc. Voting results will be provided in our Form 10-Q for the quarter ended June 30, 2001.




ITEM 5.    OTHER INFORMATION

Reference is made to our 2000 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2000 Form 10-K.


Ref. Page 23. - First Paragraph

On May 8, 2001 shareholders of ALLETE approved the change of our legal name to ALLETE, Inc. The new name became effective on May 8, 2001.


Ref. Page 25. - Minimum Revenue and Demand Under Contract Table

As of May 1, 2001 the minimum annual revenue Minnesota Power would collect under contracts with its large power customers is estimated to be $107.1 million for 2001.


Ref. Page 28. - Fourth Full Paragraph
Ref. Page 29. - First Full Paragraph

In December 1999 the FERC issued its Order No. 2000 in which it strongly encouraged all transmission owners in the United States to transfer operational control over their transmission systems to independent regional transmission organizations that would have certain specified characteristics and perform certain specified functions relating to the transmission of electricity in interstate commerce. On February 28, 2001 Minnesota Power and SWL&P submitted an application for membership in the Midwest Independent System Operator (MISO), which is proposing to become one of the nation's largest electric power delivery systems, and signed the MISO's Transmission Owner's Agreement. Participation by Minnesota Power and SWL&P is contingent on the receipt of all necessary regulatory approvals.

                       ALLETE First Quarter 2001 Form 10-Q                    16

The MISO was founded in 1996 by certain transmission owners in the Midwestern United States and was specifically configured to comply with the FERC concept of an independent regional transmission organization. Its primary objectives are to provide open access to a large regional transmission system, thus facilitating development of a robust marketplace and enhancing the stability and reliability of the region's power grid. When it becomes operational, the non-profit MISO will operate as a single transmission system for the transmission facilities of several Midwestern transmission owners.


Ref. Page 28. - Eighth Full Paragraph

On February 23, 2001 the Minnesota Supreme Court denied the MPUC's appeal regarding Minnesota Power's 1998 "lost margin" case. The MPUC had disallowed recovery of $3.5 million of lost margins associated with activities related to Conservation Improvement Programs for 1998. On March 29, 2001 Minnesota Power filed the Conservation Improvement Program Consolidated Filing with the MPUC requesting approval to recover the lost margins and associated carrying charges.


Ref. Page 28. - Last Paragraph

On March 15, 2001 the Minnesota Environmental Quality Board (MEQB) unanimously approved Minnesota Power's request that the 12-mile Minnesota portion of the Wausau-to-Duluth transmission line proposed jointly by Wisconsin Public Service Corporation and Minnesota Power be exempt from the requirements of the Minnesota Power Plant Siting Act. A request for reconsideration filed by opponents to the project was denied by the MEQB on April 19, 2001. Minnesota Power will begin the process of obtaining local special use permits or other local requirements.


Ref. Page 31. - Second Paragraph
Ref. Page 32. - Table

On May 1, 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. The I-44 Auto Auction which is located on 75 acres was renamed ADESA Tulsa and offers six fully automated auction lanes, storage for over 3,000 vehicles and a five-bay reconditioning and detail facility.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     3(a) - Amendment to Certificate of Assumed Name, filed with the Minnesota
            Secretary of State on May 8, 2001
     3(b) - Articles of Incorporation, as amended and restated as of May 8, 2001 3(c) - Bylaws, as amended effective May 8, 2001


(b)  Reports on Form 8-K.

     Report on Form 8-K filed January 19, 2001 with respect to Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report on Form 8-K filed April 11, 2001 with respect to Item 5. Other
     Events.

     Report on Form 8-K filed April 18, 2001 with respect to Item 7. Financial Statements and Exhibits.


17                     ALLETE First Quarter 2001 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       ALLETE, Inc.





May 8, 2001                                            D. G. Gartzke
                                           -------------------------------------
                                                       D. G. Gartzke
                                              Senior Vice President - Finance
                                                and Chief Financial Officer




May 8, 2001                                           Mark A. Schober
                                           -------------------------------------
                                                      Mark A. Schober
                                               Vice President and Controller





                       ALLETE First Quarter 2001 Form 10-Q                    18

                                  EXHIBIT INDEX
Exhibit
Number

3(a) - Amendment to Certificate of Assumed Name, filed with the Minnesota
       Secretary of State on May 8, 2001
3(b) - Articles of Incorporation, as amended and restated as of May 8, 2001 3(c) - Bylaws, as amended effective May 8, 2001