Form 10-Q
period 2001-06-30
ALLETE INC
filed 2001-08-03
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2001

                                       or

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




                           Common Stock, no par value,
                          82,942,566 shares outstanding
                               as of July 31, 2001

                                      INDEX

                                                                            Page

Definitions                                                                  2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                           3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2001 and December 31, 2000                       4

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2001 and 2000       5

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2001 and 2000                   6

              Notes to Consolidated Financial Statements                     7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      12

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                              19

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders      19

         Item 5.   Other Information                                        20

         Item 6.   Exhibits and Reports on Form 8-K                         21

Signatures                                                                  22


1                     ALLETE Second Quarter 2001 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM               TERM
--------------------------------------------------------------------------------

2000 Form 10-K                        ALLETE's Annual Report on Form 10-K for
                                          the Year Ended December 31, 2000
ACE                                   ACE Limited
ADESA                                 ADESA Corporation
AFC                                   Automotive Finance Corporation
ALLETE                                ALLETE, Inc.
ALLETE Properties                     ALLETE Properties, Inc.
ALLETE Water Services                 ALLETE Water Services, Inc.
APC                                   Auto Placement Center, Inc.
Capital Re                            Capital Re Corporation
Company                               ALLETE, Inc. and its subsidiaries
ComSearch                             ComSearch, Inc.
Dicks Creek                           Dicks Creek Wastewater Utility
EBITDAL                               Earnings Before Interest, Taxes,
                                          Depreciation, Amortization and
                                          Lease Expense
ESOP                                  Employee Stock Ownership Plan
FASB                                  Financial Accounting Standards Board
FERC                                  Federal Energy Regulatory Commission
Florida Water                         Florida Water Services Corporation
FPSC                                  Florida Public Service Commission
Heater                                Heater Utilities, Inc.
MAPP                                  Mid-Continent Area Power Pool
MP Telecom                            Minnesota Power Telecom, Inc.
MPUC                                  Minnesota Public Utilities Commission
NCUC                                  North Carolina Utilities Commission
PSCW                                  Public Service Commission of Wisconsin
SEC                                   Securities and Exchange Commission
SFAS                                  Statement of Financial Accounting
                                          Standard No.
Split Rock                            Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative
SWL&P                                 Superior Water, Light and Power Company

                      ALLETE Second Quarter 2001 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

    - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW and various county regulators, about allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs);
    - economic and geographic factors, including political and economic risks;
    - changes in and compliance with environmental and safety laws and policies;
    -    weather conditions;
    -    population growth rates and demographic patterns;
    -    competition for retail and wholesale customers;
    -    pricing and transportation of commodities;
    -    market demand, including structural market changes;
    -    changes in tax rates or policies or in rates of inflation;
    -    changes in project costs;
    -    unanticipated changes in  operating  expenses and capital expenditures;
    -    capital market conditions;
    -    competition for new energy and other development opportunities; and
    - legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

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

3                     ALLETE Second Quarter 2001 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                       ALLETE
                                             CONSOLIDATED BALANCE SHEET
                                                      Millions
                                                                                     JUNE 30,         DECEMBER 31,
                                                                                      2001               2000
                                                                                    Unaudited           Audited
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  274.6           $  219.3
     Trading Securities                                                                159.6               90.8
     Accounts Receivable (Less Allowance of $12.9 and $11.7)                           399.0              265.7
     Inventories                                                                        29.7               26.4
     Prepayments and Other                                                             161.9              128.8
-----------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                         1,024.8              731.0
-----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                        1,528.3            1,479.7

Investments                                                                            114.6              116.4

Goodwill                                                                               503.6              472.8

Other Assets                                                                           122.5              114.1
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $3,293.8           $2,914.0
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  380.0           $  269.1
     Accrued Taxes, Interest and Dividends                                              50.7               52.3
     Notes Payable                                                                     201.1              274.2
     Long-Term Debt Due Within One Year                                                 12.3               15.8
     Other                                                                              95.4               95.6
-----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      739.5              707.0

Long-Term Debt                                                                       1,068.8              952.3

Accumulated Deferred Income Taxes                                                      129.1              125.1

Other Liabilities                                                                      171.0              153.8
-----------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                            2,108.4            1,938.2
-----------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0               75.0
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     82.6 and 74.7 Shares Outstanding                                                  743.6              576.9

Unearned ESOP Shares                                                                   (54.0)             (55.7)

Accumulated Other Comprehensive Loss                                                    (0.4)              (4.2)

Retained Earnings                                                                      421.2              383.8
-----------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                                   1,110.4              900.8
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $3,293.8           $2,914.0
-----------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2001 Form 10-Q                     4


                                                        ALLETE
                                           CONSOLIDATED STATEMENT OF INCOME
                                     Millions Except Per Share Amounts - Unaudited


                                                                    QUARTER ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                  2001          2000           2001          2000
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
       Energy Services                                           $147.9        $138.9         $307.3        $280.5
       Automotive Services                                        220.8         129.7          431.9         249.2
       Water Services                                              31.4          31.7           60.9          59.7
       Investments                                                 42.9          26.7           55.9          60.2
---------------------------------------------------------------------------------------------------------------------
           Total Operating Revenue                                443.0         327.0          856.0         649.6
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
       Fuel and Purchased Power                                    56.8          53.5          119.2         106.6
       Operations                                                 292.6         201.2          565.2         402.4
       Interest Expense                                            21.4          15.2           43.4          31.5
---------------------------------------------------------------------------------------------------------------------
           Total Operating Expenses                               370.8         269.9          727.8         540.5
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME BEFORE ACE                                        72.2          57.1          128.2         109.1
INCOME FROM DISPOSITION OF INVESTMENT IN ACE                          -          48.0              -          48.0
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                   72.2         105.1          128.2         157.1

DISTRIBUTIONS ON REDEEMABLE
       PREFERRED SECURITIES OF ALLETE CAPITAL I                     1.5           1.5            3.0           3.0

INCOME TAX EXPENSE                                                 28.2          39.4           49.8          59.5
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 42.5        $ 64.2         $ 75.4        $ 94.6
---------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OF COMMON STOCK
       Basic                                                       73.4          69.6           72.4          69.4
       Diluted                                                     74.0          69.9           73.0          69.5
---------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON STOCK
       Basic                                                      $0.58         $0.92          $1.04         $1.35
       Diluted                                                    $0.57         $0.92          $1.03         $1.35
---------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE OF COMMON STOCK                             $0.2675       $0.2675         $0.535        $0.535
---------------------------------------------------------------------------------------------------------------------

                            The accompanying notes are an integral part of this statement.

5                     ALLETE Second Quarter 2001 Form 10-Q

                                                        ALLETE
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Millions - Unaudited


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     2001                    2000
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                   $ 75.4                  $ 94.6
       Gain from Disposition of Investment in ACE                                        -                   (48.0)
       Depreciation and Amortization                                                  50.9                    41.4
       Deferred Income Taxes                                                           5.8                   (12.8)
       Changes In Operating Assets and Liabilities
          Trading Securities                                                         (68.8)                   81.5
          Accounts Receivable                                                       (133.3)                  (89.5)
          Inventories                                                                 (3.3)                   (2.3)
          Accounts Payable                                                           110.9                   153.6
          Other Current Assets and Liabilities                                       (37.9)                  (28.3)
       Other - Net                                                                    16.4                    14.0
---------------------------------------------------------------------------------------------------------------------
              Cash From Operating Activities                                          16.1                   204.2
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Proceeds from Sale of Investments                                               2.6                   144.6
       Additions to Investments                                                       (9.6)                  (27.6)
       Additions to Property, Plant and Equipment                                    (78.3)                  (56.5)
       Acquisitions - Net of Cash Acquired                                           (56.4)                 (181.0)
       Other - Net                                                                    16.3                     9.0
---------------------------------------------------------------------------------------------------------------------
              Cash For Investing Activities                                         (125.4)                 (111.5)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Issuance of Common Stock                                                      164.3                    13.1
       Issuance of Long-Term Debt                                                    126.1                    48.8
       Changes in Notes Payable - Net                                                (73.1)                   30.2
       Reductions of Long-Term Debt                                                  (13.1)                  (41.4)
       Redemption of Preferred Stock                                                     -                   (10.0)
       Dividends on Preferred and Common Stock                                       (38.0)                  (37.7)
---------------------------------------------------------------------------------------------------------------------
              Cash From Financing Activities                                         166.2                     3.0
---------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (1.6)                   (3.5)
---------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                   55.3                    92.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     219.3                   101.5
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $274.6                  $193.7
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
          Interest - Net of Capitalized                                              $41.7                   $30.8
          Income Taxes                                                               $33.1                   $54.6
---------------------------------------------------------------------------------------------------------------------
                            The accompanying notes are an integral part of this statement.

                      ALLETE Second Quarter 2001 Form 10-Q                     6

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


NOTE 1.    BUSINESS SEGMENTS
Millions

                                                        Energy   Automotive      Water                   Corporate
                                         Consolidated  Services   Services     Services   Investments     Charges
------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
---------------------
June 30, 2001
-------------
Operating Revenue                           $443.0      $147.9     $220.8<F1>    $31.4       $42.9             -
Operation and Other Expense                  315.5       114.2      160.4         18.4        14.2         $ 8.3
Depreciation and Amortization Expense         25.5        11.4       10.1          3.8         0.1           0.1
Lease Expense                                  8.4         0.8        7.1          0.5           -             -
Interest Expense                              21.4         5.3       10.0          2.6           -           3.5
------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                       72.2        16.2       33.2          6.1        28.6         (11.9)
Distributions on Redeemable
     Preferred Securities of Subsidiary        1.5         0.6          -            -           -           0.9
Income Tax Expense (Benefit)                  28.2         6.1       13.1          2.4        11.3          (4.7)
------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $ 42.5      $  9.5     $ 20.1        $ 3.7       $17.3         $(8.1)
------------------------------------------------------------------------------------------------------------------

EBITDAL                                     $127.5       $33.7      $60.4        $13.0       $28.7         $(8.3)
------------------------------------------------------------------------------------------------------------------


For the Quarter Ended
---------------------
June 30, 2000
-------------

Operating Revenue                           $327.0      $138.9     $129.7<F1>    $31.7       $26.7             -
Operation and Other Expense                  227.2       105.4       90.1         18.3        10.1         $ 3.3
Depreciation and Amortization Expense         21.1        11.6        5.7          3.7           -           0.1
Lease Expense                                  6.4         0.8        5.1          0.5           -             -
Interest Expense                              15.2         5.3        3.8          2.5           -           3.6
------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before ACE            57.1        15.8       25.0          6.7        16.6          (7.0)
Income from Disposition of ACE                48.0           -          -            -         48.0            -
------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                      105.1        15.8       25.0          6.7        64.6          (7.0)
Distributions on Redeemable
     Preferred Securities of Subsidiary        1.5         0.5          -            -           -           1.0
Income Tax Expense (Benefit)                  39.4         6.0       10.3          2.6        24.0          (3.5)
------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $ 64.2       $ 9.3     $ 14.7        $ 4.1       $40.6         $(4.5)
------------------------------------------------------------------------------------------------------------------

EBITDAL                                      $99.8       $33.5      $39.6        $13.4       $16.6         $(3.3)
------------------------------------------------------------------------------------------------------------------

<F1>  Included $38.2 million of Canadian operating revenue in 2001 ($26.2 million in 2000).

7                     ALLETE Second Quarter 2001 Form 10-Q

NOTE 1.    BUSINESS SEGMENTS CONTINUED
Millions

                                                          Energy   Automotive     Water                    Corporate
                                         Consolidated    Services   Services     Services   Investments     Charges
--------------------------------------------------------------------------------------------------------------------

For the Six Months Ended
------------------------
June 30, 2001
-------------
Operating Revenue                           $856.0        $307.3     $431.9<F1>    $60.9       $55.9             -
Operation and Other Expense                  617.1         236.2      313.7         35.9        18.5        $ 12.8
Depreciation and Amortization Expense         50.9          23.0       20.1          7.5         0.1           0.2
Lease Expense                                 16.4           1.4       13.9          1.1           -             -
Interest Expense                              43.4          10.2       20.6          5.3           -           7.3
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                      128.2          36.5       63.6         11.1        37.3         (20.3)
Distributions on Redeemable
     Preferred Securities of Subsidiary        3.0           1.2          -            -           -           1.8
Income Tax Expense (Benefit)                  49.8          13.9       25.8          4.3        14.5          (8.7)
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $ 75.4        $ 21.4     $ 37.8        $ 6.8       $22.8        $(13.4)
--------------------------------------------------------------------------------------------------------------------

EBITDAL                                     $238.9         $71.1     $118.2        $25.0       $37.4        $(12.8)
Total Assets                              $3,293.8      $1,027.7   $1,623.2<F2>   $345.4      $297.3          $0.2
Property, Plant and Equipment             $1,528.3        $796.6     $453.0       $278.7           -             -
Accumulated Depreciation and Amortization $1,019.0        $682.9     $111.3       $222.5        $2.3             -
Capital Expenditures                         $78.3         $29.3      $33.9        $15.1           -             -
--------------------------------------------------------------------------------------------------------------------


For the Six Months Ended
------------------------
June 30, 2000
-------------

Operating Revenue                           $649.6        $280.5     $249.2<F1>    $59.7       $60.2             -
Operation and Other Expense                  455.2         211.7      175.2         35.6        25.0        $  7.7
Depreciation and Amortization Expense         41.4          23.1       10.5          7.5         0.1           0.2
Lease Expense                                 12.4           1.5       10.0          0.9           -             -
Interest Expense                              31.5          10.5        7.7          5.1           -           8.2
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before ACE           109.1          33.7       45.8         10.6        35.1         (16.1)
Income from Disposition of ACE                48.0             -          -            -        48.0             -
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                      157.1          33.7       45.8         10.6        83.1         (16.1)
Distributions on Redeemable
     Preferred Securities of Subsidiary        3.0           0.9          -            -           -           2.1
Income Tax Expense (Benefit)                  59.5          12.8       19.2          4.1        31.0          (7.6)
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $ 94.6        $ 20.0     $ 26.6        $ 6.5       $52.1        $(10.6)
--------------------------------------------------------------------------------------------------------------------

EBITDAL                                     $194.4         $68.8      $74.0        $24.1       $35.2         $(7.7)
Total Assets                              $2,560.2        $889.4   $1,073.8<F2>   $324.4      $272.1          $0.5
Property, Plant and Equipment             $1,311.5        $769.4     $279.5       $262.6           -             -
Accumulated Depreciation and Amortization $1,018.0        $650.7     $162.5       $202.8        $2.0             -
Capital Expenditures                         $56.5         $20.4      $24.5        $11.6           -             -
--------------------------------------------------------------------------------------------------------------------

<F1>  Included $73.0 million of Canadian operating revenue in 2001 ($44.3 million in 2000).
<F2>  Included $310.4 million of Canadian assets in 2001 ($227.9 million in 2000).

                      ALLETE Second Quarter 2001 Form 10-Q                     8

NOTE 2.    ACQUISITIONS

ADESA AUCTION FACILITIES. On January 18, 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of APC in transactions with an aggregate value of $62.4 million. APC was accounted for using the purchase method. APC financial results have been included in our consolidated financial statements since the date of purchase. ComSearch was accounted for as a pooling of interests with financial results included in our consolidated financial statements since January 1, 2001. Pro forma financial results have not been presented due to immateriality. APC is a provider of "total loss" vehicle recovery services with ten auction facilities in the United States. ComSearch provides Internet-based parts location and insurance adjustment audit services nationwide.

On May 1, 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. The transaction was accounted for using the purchase method. Financial results have been included in our consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. The I-44 Auto Auction, which is located on 75 acres, was renamed ADESA Tulsa and offers six auction lanes, storage for over 3,000 vehicles and a five-bay reconditioning and detail facility.

DICKS CREEK. In February 2001 ALLETE Water Services completed the December 2000 purchase of the assets of Dicks Creek, a wastewater utility located near Atlanta, Georgia, for $6.6 million plus a commitment to pay the seller a fee for residential connections. The commitment requires the payment of a minimum of $400,000 annually beginning December 31, 2001 for four years or until cumulative payments reach $2 million, whichever occurs first. The transaction was accounted for using the purchase method. Financial results have been included in our consolidated financial statements since February 2001. Pro forma financial results have not been presented due to immateriality.



NOTE 3.    INVESTMENT IN ACE

In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of the 4.7 million shares of ACE that we received in December 1999 when Capital Re merged with ACE. At the time of the merger we owned 7.3 million shares, or 20 percent, of Capital Re.



NOTE 4.    LONG-TERM DEBT

On February 21, 2001 ALLETE issued $125 million of 7.80% Senior Notes, due February 15, 2008. Proceeds were used to repay a portion of ALLETE's short-term borrowings incurred for the acquisition of vehicle auction facilities purchased in 2000 and early 2001, and for general corporate purposes.



NOTE 5.    COMMON STOCK

During the quarter ended June 30, 2001, we issued and sold 6.6 million shares of common stock at $23.68 per share in an underwritten public offering. Net proceeds of $150 million were used to repay a portion of our short-term borrowings with the remainder invested in short-term instruments.



NOTE 6.    TOTAL COMPREHENSIVE INCOME

For the quarter ended June 30, 2001 total comprehensive income was $52.8 million ($42.7 million for the quarter ended June 30, 2000). For the six months ended June 30, 2001 total comprehensive income was $79.2 million ($91.7 million for the six months ended June 30, 2000). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap and foreign currency translation adjustments.

9                     ALLETE Second Quarter 2001 Form 10-Q

NOTE 7.    INCOME TAX EXPENSE

                                                               QUARTER ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                            2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------
Millions

Current Tax
     Federal                                                $18.4          $43.1            $38.2            $62.7
     Foreign                                                  0.4            0.6              1.2              1.1
     State                                                    2.2            5.2              4.6              8.5
--------------------------------------------------------------------------------------------------------------------
                                                             21.0           48.9             44.0             72.3
--------------------------------------------------------------------------------------------------------------------
Deferred Tax
     Federal                                                  6.3           (8.3)             5.1            (10.6)
     Foreign                                                 (0.2)          (0.2)            (0.4)            (0.3)
     State                                                    1.3           (0.8)             1.7             (1.3)
--------------------------------------------------------------------------------------------------------------------
                                                              7.4           (9.3)             6.4            (12.2)
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Credits                                         (0.2)          (0.2)            (0.6)            (0.6)
--------------------------------------------------------------------------------------------------------------------
Total Income Tax Expense                                    $28.2          $39.4            $49.8            $59.5
--------------------------------------------------------------------------------------------------------------------



NOTE 8.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.


RECONCILIATION OF BASIC AND DILUTED                     QUARTER ENDED                       SIX MONTHS ENDED
EARNINGS PER SHARE                                      JUNE 30, 2001                         JUNE 30, 2001
--------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts                Basic    Dilutive     Diluted        Basic     Dilutive    Diluted
                                                  EPS    Securities      EPS           EPS     Securities     EPS
                                                ------------------------------       -------------------------------
Net Income                                       $42.5         -       $42.5          $75.4         -        $75.4

Common Shares                                     73.4       0.6        74.0           72.4       0.6         73.0

Per Share                                        $0.58         -       $0.57          $1.04         -        $1.03
--------------------------------------------------------------------------------------------------------------------

There was no difference between basic and diluted earnings per share for the quarter and six months ended June 30, 2000.



NOTE 9.    NEW ACCOUNTING STANDARD

In July 2001 the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease for fiscal years beginning after December 15, 2001. We have $537 million of goodwill as of June 30, 2001 and after-tax goodwill amortization expense of approximately $5.5 million for the first six months of 2001. Annual after-tax goodwill amortization expense is expected to be approximately $11 million in 2001. We do not believe we have any goodwill impairment at this time.

                      ALLETE Second Quarter 2001 Form 10-Q                    10

NOTE 10.     SQUARE BUTTE PURCHASED POWER CONTRACT

Minnesota Power, our electric utility business, has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-megawatt coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2001 Square Butte had total debt outstanding of $314.9 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2001 through 2003 and $23 million in both 2004 and 2005. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

11                    ALLETE Second Quarter 2001 Form 10-Q

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


CONSOLIDATED OVERVIEW

Each of our operating segments produced solid financial results during the first six months of 2001, reflecting the success of ALLETE's growth initiatives. Excluding the ACE transaction (see net income discussion below), net income and earnings per share for the quarter ended June 30, 2001 increased 26 percent and 19 percent, respectively, over the same period in 2000. For the six months ended June 30, 2001, excluding the ACE transaction, net income was up 17 percent and earnings per share were up 13 percent over the same period in 2000.

                                                                 QUARTER ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                               2001          2000            2001          2000
------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
OPERATING REVENUE
     Energy Services                                          $147.9        $138.9          $307.3        $280.5
     Automotive Services                                       220.8         129.7           431.9         249.2
     Water Services                                             31.4          31.7            60.9          59.7
     Investments                                                42.9          26.7            55.9          60.2
------------------------------------------------------------------------------------------------------------------
                                                              $443.0        $327.0          $856.0        $649.6
------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Energy Services                                          $131.7        $123.1          $270.8        $246.8
     Automotive Services                                       187.6         104.7           368.3         203.4
     Water Services                                             25.3          25.0            49.8          49.1
     Investments                                                14.3          10.1            18.6          25.1
     Corporate Charges                                          11.9           7.0            20.3          16.1
------------------------------------------------------------------------------------------------------------------
                                                              $370.8        $269.9          $727.8        $540.5
------------------------------------------------------------------------------------------------------------------
NET INCOME
     Energy Services                                            $ 9.5        $ 9.3           $21.4         $20.0
     Automotive Services                                        20.1          14.7            37.8          26.6
     Water Services                                              3.7           4.1             6.8           6.5
     Investments                                                17.3          10.2<F1>        22.8          21.7<F1>
     Corporate Charges                                          (8.1)         (4.5)          (13.4)        (10.6)
------------------------------------------------------------------------------------------------------------------
                                                                42.5          33.8            75.4          64.2
     ACE Transaction                                               -          30.4               -          30.4
------------------------------------------------------------------------------------------------------------------
                                                               $42.5         $64.2           $75.4         $94.6
------------------------------------------------------------------------------------------------------------------
DILUTED AVERAGE SHARES OF COMMON STOCK                          74.0          69.9            73.0          69.5
------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK
     Before ACE Transaction                                    $0.57         $0.48           $1.03         $0.91
     ACE Transaction                                               -          0.44               -          0.44
------------------------------------------------------------------------------------------------------------------
                                                               $0.57         $0.92           $1.03         $1.35
------------------------------------------------------------------------------------------------------------------

<F1> Including the $30.4 million gain associated with the ACE transaction, net income from Investments was $40.6 million for the quarter ended June 30, 2000 and $52.1 million for the six months ended June 30, 2000.
     (See Note 3.)

                      ALLETE Second Quarter 2001 Form 10-Q                    12

NET INCOME

The following net income discussion summarizes significant events for the six months ended June 30, 2001.

ENERGY SERVICES' net income in 2001 reflected more profitable wholesale marketing and trading activities because of overall market conditions, decreased sales to industrial customers and additional costs incurred as a result of a severe ice storm.

AUTOMOTIVE SERVICES reported a 42 percent increase in net income in 2001 due to significant acquisitions made in 2000 and early 2001 and increased financing activity at AFC's loan production offices. EBITDAL for ADESA's 28 same-store auction facilities was up 7 percent for the six months ended June 30, 2001 (13 percent for the quarter ended June 30, 2001). Increased costs and reduced sales volumes because of inclement weather in early 2001 hampered financial results. Costs of assimilating the 28 vehicle auction facilities acquired or opened in 2000 also impacted 2001 results.

WATER SERVICES' net income was slightly higher in 2001 reflecting customer growth, an October 2000 rate increase implemented by Heater, cost control efforts and the release of escrow proceeds received from the sale of assets to Orange County, Florida in 1997. Above-average rainfall in Florida during the second quarter and conservation efforts negatively impacted net income in 2001.

INVESTMENTS reported higher net income in 2001 primarily due to increased sales by our real estate operations. In June 2001 our real estate operations closed its largest sale ever. The after-tax return on our securities portfolio was
10.02 percent in 2001 (6.02 percent in 2000), however, we had a lower average balance in 2001. During 2000 we reduced the size of our securities portfolio to partially fund significant acquisitions made by Automotive Services.

CORPORATE CHARGES reflected increased interest expense and additional incentive compensation accruals.

ACE TRANSACTION. In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of the 4.7 million shares of ACE that we received in December 1999 when Capital Re merged with ACE.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 2001 AND 2000

OPERATING REVENUE

ENERGY SERVICES' operating revenue was up $9.0 million, or 6 percent, in 2001, due to additional demand revenue from large power customers who converted a portion of their interruptible power to firm power, fuel clause recoveries for higher purchased power and gas prices, and wholesale power marketing and trading activities by Split Rock and Minnesota Power. Minnesota Power's retail megawatthour sales were down 3 percent because of temporary shutdowns and reduced production by taconite customers. Minnesota Power's wholesale megawatthour sales were lower because sales are now made by Split Rock and recorded in its financial statements. Split Rock, a joint venture between Minnesota Power and Great River Energy, combines power supply capabilities and customer loads to share market and supply risks and to optimize power trading opportunities. Our equity income from Split Rock was $2.9 million more in 2001.

Revenue from electric sales to taconite customers accounted for 9 percent of consolidated operating revenue in 2001 (13 percent in 2000). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in 2001 (5 percent in 2000). Sales to other power suppliers accounted for 4 percent of consolidated operating revenue in 2001 (6 percent in 2000).

AUTOMOTIVE SERVICES' operating revenue was up $91.1 million, or 70 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. At ADESA auction facilities 492,000 vehicles were sold in 2001 (307,000 in 2000), an increase of 60 percent. Financial results for 2001 included three months of operations from 28 auction facilities acquired or opened primarily in the second half of 2000 and results from acquisitions made in January and May 2001. Operating revenue from AFC was higher in

13                     ALLETE Second Quarter 2001 Form 10-Q

2001 reflecting a 15 percent increase in vehicles financed through existing loan production offices. AFC financed approximately 232,000 vehicles in 2001 (202,000 in 2000). AFC had 87 loan production offices at June 30, 2001 (86 at June 30,
2000).

WATER SERVICES' operating revenue was down $0.3 million, or 1 percent, in 2001 due to a 9 percent decrease in consumption primarily attributable to above-average rainfall in Florida and conservation efforts. The decrease was tempered by additional revenue from a 7 percent increase in customers and an October 2000 rate increase implemented by Heater.

INVESTMENTS' operating revenue was up $16.2 million, or 61 percent, in 2001 primarily due to stronger sales by our real estate operations. In 2001 two large real estate sales contributed $30.4 million to revenue, one which was real estate operations' largest single transaction to date. In 2000 four large real estate sales contributed $13.1 million to revenue. Revenue from our securities portfolio was down slightly in 2001 due to a lower average balance.

OPERATING EXPENSES

ENERGY SERVICES' operating expenses were up $8.6 million, or 7 percent, in 2001 because of higher prices paid for purchased power and purchased gas. Operating expenses also increased in 2001 due to higher plant maintenance expenses and additional costs incurred as a result of a severe ice storm.

AUTOMOTIVE SERVICES' operating expenses were up $82.9 million, or 79 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. In addition to the increased costs associated with having more vehicle auction facilities in operation, expenses in 2001 included integration costs, additional amortization of goodwill and higher interest expense related to debt issued in late 2000 to finance these acquisitions.

WATER SERVICES' operating expenses were up $0.3 million, or 1 percent, in 2001 due to customer growth and the inclusion of water and wastewater systems acquired in 2000.

INVESTMENTS' operating expenses were up $4.2 million, or 42 percent, in 2001 as a result of higher sales by our real estate operations.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

OPERATING REVENUE

ENERGY SERVICES' operating revenue was up $26.8 million, or 10 percent, in 2001 due to additional demand revenue from large power customers who converted a portion of their interruptible power to firm power, fuel clause recoveries for higher purchased power and gas prices, and wholesale power marketing and trading activities. Minnesota Power's retail megawatthour sales were down 5 percent because of temporary shutdowns and reduced production by taconite customers. Minnesota Power's wholesale megawatthour sales were lower because sales are now made by Split Rock and recorded in its financial statements. Our equity income from Split Rock was $3.1 million more in 2001.

Revenue from electric sales to taconite customers accounted for 9 percent of consolidated operating revenue in 2001 (13 percent in 2000). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in 2001 (5 percent in 2000). Sales to other power suppliers accounted for 5 percent of consolidated operating revenue in 2001 (6 percent in 2000).

AUTOMOTIVE SERVICES' operating revenue was up $182.7 million, or 73 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. At ADESA auction facilities 993,000 vehicles were sold in 2001 (602,000 in 2000), an increase of 65 percent. Financial results for 2001 included six months of operations from 28 auction facilities acquired or opened primarily in the second half of 2000 and results from acquisitions made in January and May 2001. Sales volumes in 2001 were hampered by inclement weather that resulted in both low attendance at and canceled auctions earlier in the year. Operating revenue from AFC was higher in 2001 reflecting a 14 percent increase in vehicles financed through

                      ALLETE Second Quarter 2001 Form 10-Q                    14
existing loan production offices. AFC financed approximately 453,000 vehicles in 2001 (397,000 in 2000). AFC had 87 loan production offices in 2001 (86 in 2000).

WATER SERVICES' operating revenue was up $1.2 million, or 2 percent, in 2001 due to customer growth of 7 percent, an October 2000 rate increase implemented by Heater and the release of escrow proceeds received from the 1997 sale of assets to Orange County, Florida. Above-average rainfall in Florida and conservation efforts negatively impacted revenue in 2001.

INVESTMENTS' operating revenue was down $4.3 million, or 7 percent, in 2001 primarily due to $4.0 million less revenue from our emerging technology investments as a result of fewer sales of these investments in 2001. Revenue from our securities portfolio was down in 2001 due to a lower average balance. Our real estate operations reported stronger sales at all locations in 2001. Four large real estate sales in 2001 contributed $33.1 million to revenue and included our largest single real estate transaction to date. In 2000 seven large real estate sales contributed $31.9 million to revenue.

OPERATING EXPENSES

ENERGY SERVICES' operating expenses were up $24 million, or 10 percent, in 2001 because of higher prices paid for purchased power and purchased gas. Operating expenses also increased in 2001 due to higher plant maintenance expenses and additional costs incurred as a result of a severe ice storm.

AUTOMOTIVE SERVICES' operating expenses were up $164.9 million, or 81 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. In addition to the increased costs associated with having more vehicle auction facilities in operation, expenses in 2001 included integration costs, additional amortization of goodwill and higher interest expense related to debt issued in late 2000 to finance acquisitions. Operating expenses in 2001 also reflected additional expenses for utility and labor costs incurred as a result of inclement weather conditions compared to 2000 when weather conditions were relatively mild.

WATER SERVICES' operating expenses were up $0.7 million, or 1 percent, in 2001 due to customer growth and the inclusion of water and wastewater systems acquired in 2000.

INVESTMENTS' operating expenses were down $6.5 million, or 26 percent, in 2001 due to reduced expenses associated with sales by our real estate operations.


OUTLOOK

The solid performance from each of our four business segments during the first six months of 2001 reflected the success of ALLETE's growth initiatives.

ENERGY SERVICES. The economic health of the taconite industry is important to us and the impact of cheap foreign steel imports concerns us. While taconite production is currently expected to continue at annual levels of about 40 million tons, the longer-term outlook of this cyclical industry is less certain. In May 2001 we submitted a bid to acquire LTV Steel Mining Co.'s (LTV) three 75-megawatt electric generating units located in northern Minnesota. This bid was submitted in connection with a bid by Cleveland-Cliffs Inc. to acquire LTV's Minnesota mining assets. We believe our offer is competitive, but LTV has not yet responded to our proposal. Our recent acquisition of Enventis, Inc., a data network systems provider headquartered in the Minneapolis-St. Paul area, complements our existing infrastructure and fiber optics network in Minnesota and Wisconsin. While relatively small, this transaction helps position our telecommunications business as one of the leading integrated data service providers in the Upper Midwest. Overall, we believe Energy Services is well positioned for future growth opportunities.

AUTOMOTIVE SERVICES acquisitions made during 2000 and early 2001, and continued growth of AFC's vehicle finance business, contributed significantly to net income for the first six months of 2001. With the planned addition of "total loss" vehicle recovery services at existing ADESA vehicle auction facilities and economies of scale as a result of integration efficiencies at newly acquired vehicle auction facilities, we continue to expect that Automotive Services' 2001 net income contribution will be at least 40 percent over

15                    ALLETE Second Quarter 2001 Form 10-Q
last year. We also expect that EBITDAL from same-store ADESA auction facilities will increase 10 percent to 15 percent.

In 2001 industry-wide, dealer consignment sales have been down due to pricing pressure in the used vehicle market. The pricing pressure is partially caused by aggressive incentives currently offered by vehicle manufacturers. These incentives reduce the value of used vehicles. We continue to believe that vehicle sales within the auto auction industry are expected to rise at a rate of 2 percent to 4 percent annually over the next several years.

WATER SERVICES. Even though Florida had above-average rainfall during the second quarter of 2001 and water use restrictions remain in effect, Water Services' 2001 financial results are still on target due to customer growth at water and wastewater systems in both Florida and North Carolina.

INVESTMENTS. The $29 million sale of the Tarpon Point property in Cape Coral, Florida in June 2001 was our real estate operations' largest single transaction to date. The real estate strategy continues to be to acquire large properties at low cost, add value and sell them at current market prices. Through subsidiaries, we own Florida real estate operations in four different locations:

     - LEHIGH ACRES with 1,100 acres of land and approximately 500 home sites adjacent to Fort Myers, Florida;
     -   SUGARMILL WOODS with 475 home sites in Citrus County, Florida;
     - PALM COAST with 1,630 home sites and 9,300 acres of residential, commercial and industrial land at Palm Coast, Florida. Palm Coast is a planned community between St. Augustine and Daytona Beach; and
     - CAPE CORAL, located adjacent to Fort Myers, Florida, with approximately 600 acres of commercial and residential zoned land, including home sites and commercial buildings.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES. During the first six months of 2001 cash flow from operations reflected strong operating results and continued focus on working capital management. The decrease in cash flow from operations in 2001 was primarily attributable to changes in trading securities. In 2001 additional trading securities were purchased with a portion of the proceeds from our recent common stock issuance (see Securities below), while in 2000 trading securities were sold to partially fund the acquisition of Auction Finance Group, Inc. Cash flow from operations was also affected by a number of factors representative of normal operations.

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

AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement that expires at the end of 2002. At June 30, 2001 AFC had sold


                      ALLETE Second Quarter 2001 Form 10-Q                    16

$421.5 million of finance receivables to the special purpose subsidiary ($335.7 million at December 31,2000). Third party purchasers had purchased an undivided interest in finance receivables of $281.0 million from this subsidiary at June 30, 2001 ($239 million at December 31, 2000). Unsold finance receivables and unfinanced receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $137.2 million at June 30, 2001 ($106.2 million at December 31,
2000). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at June 30, 2001 compared to December 31, 2000 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had higher receivables and higher payables at June 30, 2001.

ACQUISITIONS. In January 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of APC in transactions with an aggregate value of $62.4 million. APC was funded with internally generated funds and short-term debt which was refinanced with long-term debt. (See Securities below.) APC is a provider of "total loss" vehicle recovery services with ten auction facilities in the United States. ComSearch provides Internet-based parts location and insurance adjustment audit services nationwide. Both APC and ComSearch are based in Rhode Island.

In February 2001 ALLETE Water Services completed the purchase of the assets of Dicks Creek, a wastewater utility located near Atlanta, Georgia, for $6.6 million plus a commitment to pay the seller a fee for future residential connections. The commitment requires payment of a minimum of $400,000 annually beginning December 31, 2001 for four years or until cumulative payments reach $2 million, whichever occurs first. The transaction was funded with internally generated funds.

In May 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. The I-44 Auto Auction, which is located on 75 acres, was renamed ADESA Tulsa and offers six auction lanes, storage for over 3,000 vehicles and a five-bay reconditioning and detail facility. The transaction was funded with internally generated funds.

In July 2001 we acquired Enventis, Inc., a data network systems provider headquartered in the Minneapolis-St. Paul area. In connection with this acquisition, we issued 310,878 shares of our common stock. This transaction complements our existing infrastructure and fiber optics network in Minnesota and Wisconsin, and helps position our telecommunications business as one of the leading integrated data service providers in the Upper Midwest.

SECURITIES. In February 2001 we issued $125 million of 7.80% Senior Notes, due February 15, 2008. Proceeds were used to repay a portion of ALLETE's short-term bank borrowings incurred for the acquisition of vehicle auction facilities in 2000 and early 2001 and for general corporate purposes.

In March 2001 ALLETE, ALLETE Capital II and ALLETE Capital III, jointly filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933. The registration statement, which has been declared effective by the SEC, relates to the possible issuance, from time to time when market conditions and the needs of ALLETE warrant, of an aggregate amount of $500 million of securities which may include ALLETE common stock, first mortgage bonds, and other debt securities and ALLETE Capital II and ALLETE Capital III preferred trust securities, of which approximately $387 million remains available to be issued. ALLETE also previously filed a registration statement, which has been declared effective by the SEC, relating to the possible issuance, from time to time when market conditions and the needs of ALLETE warrant, of $25 million of first mortgage bonds and other debt securities. We may sell all or a portion of the remaining registered securities if warranted by market conditions and our capital requirements. Any offer and sale of the above mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

17                    ALLETE Second Quarter 2001 Form 10-Q

On May 30,  2001 we  issued  and sold in an  underwritten  public  offering  6.5 million shares of common stock at $23.68 per share. In addition, an over-allotment option for 100,000 shares at $23.68 per share was exercised by the underwriters and sold on June 7, 2001. Total net proceeds of $150 million were used to repay a portion of our short-term borrowings with the remainder invested in short-term instruments. The increase in the number of shares of our common stock outstanding as of June 30, 2001 had an immaterial impact on earnings per share for the 2001 periods.

INVESTMENTS. As companies included in our emerging technology investments are sold, we may recognize a gain or loss. In the second half of 2000, several of the private companies included in our emerging technology investments went public by completing initial public offerings. Typically, investors in a private company are not permitted to sell stock in the company for a period of 180 days following the company's initial public offering. Other restrictions on sale may also apply and certain shares are held indirectly by us through our investments in independent investment funds. Since going public, the market value of these companies has experienced significant volatility. Our investment in the companies that have gone public has a cost basis of approximately $12 million. The aggregate market value of our investment in these companies at June 30, 2001 was $38 million.

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

CAPITAL REQUIREMENTS. Consolidated capital expenditures for the six months ended June 30, 2001 totaled $78.3 million ($56.5 million in 2000). Expenditures for 2001 included $29.3 million for Energy Services, $33.9 million for Automotive Services and $15.1 million for Water Services. Internally generated funds and the issuance of long-term debt were the primary sources of funding for these expenditures.


NEW ACCOUNTING STANDARDS

In July  2001  the FASB  issued  SFAS  141,  142 and 143.  SFAS  141,  "Business
Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting will be prohibited. We do not have any pending acquisitions that will be impacted by this new rule.

SFAS 142,  "Goodwill and Other  Intangible  Assets"  changes the  accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease for fiscal years beginning after December 15, 2001. We have $537 million of goodwill as of June 30, 2001 and after-tax goodwill amortization expense of approximately $5.5 million for the first six months of 2001. Annual after-tax goodwill amortization expense is expected to be approximately $11 million in 2001. We do not believe we have any goodwill impairment at this time.

SFAS 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently reviewing the impact of SFAS 143 on the Company.

                            -----------------------


READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.

                      ALLETE Second Quarter 2001 Form 10-Q                    18

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

          JUNE 30, 2001                                    FAIR VALUE
          ------------------------------------------------------------
          Millions

          Trading Securities Portfolio                        $159.6
          Available-For-Sale Securities Portfolio              $29.3

          ------------------------------------------------------------



PART II.   OTHER INFORMATION
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our Annual Meeting of Shareholders on May 8, 2001.

(b)  Included in (c) below.

(c) The election of directors, the appointment of independent accountants and the approval of changing our legal name to ALLETE, Inc. were voted on at the Annual Meeting of Shareholders.

     The results were as follows:

                                                                    VOTES
                                                                 WITHHELD OR                              BROKER
                                              VOTES FOR            AGAINST          ABSTENTIONS          NONVOTES
     ------------------------------------------------------------------------------------------------------------
     DIRECTORS

     Kathleen A. Brekken                      60,603,953           773,867               -                   -
     Dennis E. Evans                          60,642,460           735,360               -                   -
     Glenda E. Hood                           60,538,591           839,229               -                   -
     Peter J. Johnson                         60,688,499           689,321               -                   -
     George L. Mayer                          60,618,350           759,470               -                   -
     Jack I. Rajala                           60,663,022           714,798               -                   -
     Edwin L. Russell                         60,545,745           832,075               -                   -
     Arend J. Sandbulte                       60,553,653           824,167               -                   -
     Nick Smith                               60,632,020           745,800               -                   -
     Bruce W. Stender                         60,675,183           702,637               -                   -
     Donald C. Wegmiller                      60,649,493           728,327               -                   -

     INDEPENDENT ACCOUNTANTS

     PricewaterhouseCoopers LLP               60,417,093           538,868            421,859                -

     NAME CHANGE

     Change Company legal name to
       ALLETE, Inc.                           58,832,427         1,896,612            648,781                -
     ------------------------------------------------------------------------------------------------------------

(d)  Not applicable.

19                    ALLETE Second Quarter 2001 Form 10-Q

ITEM 5.    OTHER INFORMATION

Reference is made to our 2000 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2000 Form 10-K.


Ref. Page 23. - Fifth Paragraph
Ref. Page 24. - Table - Power Supply
Ref. Page 44. - Second Paragraph

In June 2001 Minnesota Power successfully completed testing its new generating unit at Potlatch Corp.'s pulp and paper mill in Cloquet, Minnesota. Pending approval of test results from MAPP, the new unit will be ready to generate up to 23 megawatts of electricity. The new cogeneration unit will burn a mixture of 50 percent wood waste and 50 percent natural gas. Minnesota Power will own the new turbine generator and have access to its excess power in times of high demand. Potlatch will operate and maintain it at Minnesota Power's expense.


Ref. Page 25. - Third Paragraph

On July 31, 2001 we acquired Enventis, Inc., a data network systems provider headquartered in the Minneapolis-St. Paul area. In connection with this acquisition, we issued 310,878 shares of our common stock. The transaction helps position our telecommunications business as one of the leading integrated data service providers in the Upper Midwest. Enventis, Inc. will operate as a subsidiary of our telecommunications business, MP Telecom.


Ref. Page 26. - Table - Contract Status for Minnesota Power Large Power
Customers

On May 23, 2001 Minnesota Power and Lakehead Pipe Line Co. L.P. entered into a new electric service agreement to continue to meet all of Lakehead's electric requirements through May 2004. The agreement was approved by the MPUC on July 24, 2001.


Ref. Page 27. - Second Paragraph

Minnesota  Power  and The  Burlington  Northern  and  Santa Fe  Railway  Company
(BNSF) entered into a ten-year agreement for transportation of coal to Minnesota Power's generating stations near Grand Rapids, Minnesota and Hoyt Lakes, Minnesota. As a result, Minnesota Power will not pursue construction of an alternative railroad line to serve the generating stations. Under terms of the agreement, BNSF will ship all of Minnesota Power's coal needs, about four million tons annually, to the Boswell Energy Center near Grand Rapids and to the Laskin Energy Center near Hoyt Lakes through 2011. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin in Montana and Wyoming.


Ref. Page 28. - Fourth Full Paragraph
Ref. Page 29. - First Full Paragraph
Ref. 10-Q for the quarter ended March 31, 2001, Page 16. - Sixth Paragraph

Midwest Independent System Operator (MISO) participation by Minnesota Power and SWL&P was contingent on several conditions. However, by a letter dated July 13, 2001, Minnesota Power waived the remaining contingencies to its MISO application. This waiver was based on Minnesota Power's assessment that the conditions will be fulfilled shortly in order to be eligible for the super-regional rate for transmission usage throughout the MISO region at the earliest opportunity.

                      ALLETE Second Quarter 2001 Form 10-Q                    20

Ref. Page 28. - Eighth Full Paragraph
Ref. 10-Q for the quarter ended March 31, 2001, Page 17. - Second Paragraph

On June 28, 2001 the MPUC approved Minnesota Power's request to recover $3.5 million, plus $1 million in interest, of lost margins associated with activities related to Conservation Improvement Programs for 1998. We anticipate collecting this revenue over the remainder of 2001.


Ref. Page 34. - Seventh Paragraph

In May 2001 the Florida First District Court of Appeals affirmed the FPSC's January 1998 order. The opinion was not challenged. The court action ends the appeal process relating to uniform rates and any potential refund liability for Florida Water.


Ref. Page 35. - First Paragraph

In February 2001 the FPSC approved the settlement agreement relating to the Spring Hill refund issue. The appeal was dismissed. The rate reduction became effective on April 16, 2001.


Ref. Page 35. - Seventh Paragraph

On June 22, 2001 ALLETE Properties completed the sale of Tarpon Point Marina and the surrounding 150 acres of development property in Cape Coral, Florida to the Grosse Point Development Company for $29 million in cash.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None

(b)  Reports on Form 8-K.

     Report on Form 8-K filed April 11, 2001 with respect to Item 5.
       Other Events.
     Report on Form 8-K filed April 18, 2001 with respect to Item 7. Financial
       Statements and Exhibits.
     Report on Form 8-K filed May 18, 2001 with respect to Item 5. Other Events. Report on Form 8-K filed July 19, 2001 with respect to Item 7. Financial
       Statements and Exhibits.

21                    ALLETE Second Quarter 2001 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      ALLETE, INC.





August 3, 2001                                        D. G. Gartzke
                                         ---------------------------------------
                                                      D. G. Gartzke
                                             Senior Vice President - Finance
                                               and Chief Financial Officer




August 3, 2001                                       Mark A. Schober
                                         ---------------------------------------
                                                     Mark A. Schober
                                              Vice President and Controller



                      ALLETE Second Quarter 2001 Form 10-Q                    22