Form 10-Q
period 2001-09-30
ALLETE INC
filed 2001-10-26
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended SEPTEMBER 30, 2001

                                       or

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




                           Common Stock, no par value,
                          83,200,947 shares outstanding
                            as of September 30, 2001

                                      INDEX

                                                                          Page

Definitions                                                                 2

Safe Harbor Statement Under the Private Securities
 Litigation Reform Act of 1995                                              3

Part I.  Financial Information

         Item 1. Financial Statements

             Consolidated Balance Sheet -
               September 30, 2001 and December 31, 2000                     4

             Consolidated Statement of Income -
               Quarter and Nine Months Ended September 30, 2001 and 2000    5

             Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 2001 and 2000                6

             Notes to Consolidated Financial Statements                     7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12

         Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk                                              20

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders       20

         Item 5. Other Information                                         20

         Item 6. Exhibits and Reports on Form 8-K                          21

Signatures                                                                 22




1                      ALLETE Third Quarter 2001 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM          TERM
--------------------------------------------------------------------------------

2000 Form 10-K                   ALLETE's Annual Report on Form 10-K for
                                    the Year Ended December 31, 2000
ACE                              ACE Limited
ADESA                            ADESA Corporation
AFC                              Automotive Finance Corporation
ALLETE                           ALLETE, Inc.
ALLETE Water Services            ALLETE Water Services, Inc.
Capital Re                       Capital Re Corporation
CIP                              Conservation Improvement Programs
Cleveland-Cliffs                 Cleveland-Cliffs Inc.
Company                          ALLETE, Inc. and its subsidiaries
ComSearch                        ComSearch, Inc.
Dicks Creek                      Dicks Creek Wastewater Utility
EBITDAL                          Earnings Before Interest, Taxes, Depreciation,
                                    Amortization and Lease Expense
Enventis                         Enventis, Inc.
EPS                              Earnings Per Share
ESOP                             Employee Stock Ownership Plan
FASB                             Financial Accounting Standards Board
FERC                             Federal Energy Regulatory Commission
Florida Water                    Florida Water Services Corporation
FPSC                             Florida Public Service Commission
Heater                           Heater Utilities, Inc.
LTV                              LTV Steel Mining Company
MPUC                             Minnesota Public Utilities Commission
MW                               Megawatt
NCUC                             North Carolina Utilities Commission
PSCW                             Public Service Commission of Wisconsin
SEC                              Securities and Exchange Commission
SFAS                             Statement of Financial Accounting Standard No.
Square Butte                     Square Butte Electric Cooperative
SWL&P                            Superior Water, Light and Power Company



                      ALLETE Third Quarter 2001 Form 10-Q                      2

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

Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

  -   war and acts of terrorism;
  - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW and various county regulators, about allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs);
  -   economic and geographic factors, including political and economic risks;
  -   changes in and compliance with environmental and safety laws and policies;
  -   weather conditions;
  -   population growth rates and demographic patterns;
  -   competition for retail and wholesale customers;
  -   pricing and transportation of commodities;
  -   market demand, including structural market changes;
  -   changes in tax rates or policies or in rates of inflation;
  -   changes in project costs;
  -   unanticipated changes in operating expenses and capital expenditures;
  -   capital market conditions;
  -   competition for new energy and other development opportunities; and
  - legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

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


3                     ALLETE Third Quarter 2001 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                    ALLETE
                                           CONSOLIDATED BALANCE SHEET
                                                   Millions
                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                      2001             2000
                                                                                    Unaudited        Audited
---------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  206.8         $  219.3
     Trading Securities                                                                165.9             90.8
     Accounts Receivable (Less Allowance of $13.4 and $11.7)                           455.9            265.7
     Inventories                                                                        30.9             26.4
     Prepayments and Other                                                             139.2            128.8
---------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           998.7            731.0

Property, Plant and Equipment                                                        1,536.5          1,479.7

Investments                                                                            122.3            116.4

Goodwill                                                                               498.3            472.8

Other Assets                                                                           121.6            114.1
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $3,277.4         $2,914.0
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  378.3         $  269.1
     Accrued Taxes, Interest and Dividends                                              48.2             52.3
     Notes Payable                                                                     180.8            274.2
     Long-Term Debt Due Within One Year                                                 12.1             15.8
     Other                                                                              98.1             95.6
---------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      717.5            707.0

Long-Term Debt                                                                       1,066.1            952.3

Accumulated Deferred Income Taxes                                                      123.6            125.1

Other Liabilities                                                                      170.0            153.8
---------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                            2,077.2          1,938.2
---------------------------------------------------------------------------------------------------------------

Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0             75.0
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     83.2 and 74.7 Shares Outstanding                                                  756.1            576.9

Unearned ESOP Shares                                                                   (53.1)           (55.7)

Accumulated Other Comprehensive Loss                                                   (16.0)            (4.2)

Retained Earnings                                                                      438.2            383.8
---------------------------------------------------------------------------------------------------------------

        Total Stockholders' Equity                                                   1,125.2            900.8
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $3,277.4         $2,914.0
---------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.


                      ALLETE Third Quarter 2001 Form 10-Q                      4

                                                       ALLETE
                                          CONSOLIDATED STATEMENT OF INCOME
                                   Millions Except Per Share Amounts - Unaudited

                                                                    QUARTER ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                  2001          2000           2001          2000
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
       Energy Services                                           $168.0       $ 146.1       $  475.3        $426.6
       Automotive Services                                        212.5         137.4          644.4         386.6
       Water Services                                              31.0          30.2           91.9          89.9
       Investments                                                  8.7           9.8           64.6          70.0
-------------------------------------------------------------------------------------------------------------------

           Total Operating Revenue                                420.2         323.5        1,276.2         973.1
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
       Fuel and Purchased Power                                    60.2          60.1          179.4         166.7
       Operations                                                 280.3         198.3          845.5         600.7
       Interest Expense                                            22.3          15.7           65.7          47.2
-------------------------------------------------------------------------------------------------------------------

           Total Operating Expenses                               362.8         274.1        1,090.6         814.6
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME BEFORE ACE                                        57.4          49.4          185.6         158.5
INCOME FROM DISPOSITION OF INVESTMENT IN ACE                          -             -              -          48.0
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                   57.4          49.4          185.6         206.5

DISTRIBUTIONS ON REDEEMABLE
       PREFERRED SECURITIES OF ALLETE CAPITAL I                     1.5           1.5            4.5           4.5

INCOME TAX EXPENSE                                                 18.1          12.9           67.9          72.4
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                       $ 37.8        $ 35.0       $  113.2        $129.6
-------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
       Basic                                                       79.0          70.0           74.6          69.6
       Diluted                                                     79.8          70.4           75.3          69.8
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE OF COMMON STOCK
       Basic                                                      $0.48         $0.50          $1.52         $1.85
       Diluted                                                    $0.47         $0.50          $1.50         $1.84
-------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                             $0.2675       $0.2675        $0.8025       $0.8025
-------------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these statements.


5                      ALLETE Third Quarter 2001 Form 10-Q

                                                   ALLETE
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                            Millions - Unaudited

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     2001                    2000
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $ 113.2                 $ 129.6
       Gain from Disposition of Investment in ACE                                        -                   (48.0)
       Depreciation and Amortization                                                  76.6                    63.2
       Deferred Income Taxes                                                           4.3                   (16.3)
       Changes In Operating Assets and Liabilities
          Trading Securities                                                         (75.1)                   75.4
          Accounts Receivable                                                       (190.2)                  (89.9)
          Inventories                                                                 (4.5)                   (4.2)
          Accounts Payable                                                           109.2                   143.4
          Other Current Assets and Liabilities                                       (16.1)                  (58.5)
       Other - Net                                                                    21.0                    18.3
--------------------------------------------------------------------------------------------------------------------

              Cash From Operating Activities                                          38.4                   213.0
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Investments                                               2.6                   144.6
       Additions to Investments                                                      (10.8)                  (37.4)
       Additions to Property, Plant and Equipment                                   (108.4)                  (94.0)
       Acquisitions - Net of Cash Acquired                                           (71.5)                 (189.4)
       Other - Net                                                                    13.3                    10.7
--------------------------------------------------------------------------------------------------------------------

              Cash For Investing Activities                                         (174.8)                 (165.5)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                      175.3                    18.4
       Issuance of Long-Term Debt                                                    125.0                    51.6
       Changes in Notes Payable - Net                                                (93.4)                  111.2
       Reductions of Long-Term Debt                                                  (14.9)                  (53.8)
       Redemption of Preferred Stock                                                     -                   (31.5)
       Dividends on Preferred and Common Stock                                       (58.8)                  (56.2)
--------------------------------------------------------------------------------------------------------------------

              Cash From Financing Activities                                         133.2                    39.7
--------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (9.3)                   (6.0)
--------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  (12.5)                   81.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     219.3                   101.5
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 206.8                 $ 182.7
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                          $67.5                   $44.7
              Income Taxes                                                           $49.3                   $83.0
--------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of these statements.

                      ALLETE Third Quarter 2001 Form 10-Q                      6

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


NOTE 1.    BUSINESS SEGMENTS

Millions


                                                         Energy    Automotive    Water                    Corporate
                                        Consolidated    Services    Services    Services    Investments    Charges
---------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED
SEPTEMBER 30, 2001

Operating Revenue                           $420.2       $168.0     $212.5<F1>    $31.0        $8.7             -
Operation and Other Expense                  306.2        122.0      156.5         17.6         5.4         $ 4.7
Depreciation and Amortization Expense         25.7         11.4       10.5          3.8           -             -
Lease Expense                                  8.6          0.7        7.0          0.9           -             -
Interest Expense                              22.3          5.0        8.7          2.6           -           6.0
---------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                       57.4         28.9       29.8          6.1         3.3         (10.7)
Distributions on Redeemable
     Preferred Securities of Subsidiary        1.5          0.6          -            -           -           0.9
Income Tax Expense (Benefit)                  18.1         11.1        9.7          2.3         1.3          (6.3)
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $ 37.8       $ 17.2     $ 20.1        $ 3.8        $2.0         $(5.3)
---------------------------------------------------------------------------------------------------------------------
EBITDAL                                     $114.0        $46.0      $56.0        $13.4        $3.3         $(4.7)
---------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED
SEPTEMBER 30, 2000

Operating Revenue                           $323.5       $146.1     $137.4<F1>    $30.2        $9.8             -
Operation and Other Expense                  229.4        109.7       94.3         17.2         4.0         $ 4.2
Depreciation and Amortization Expense         21.8         11.3        6.8          3.5         0.1           0.1
Lease Expense                                  7.2          0.6        6.0          0.6           -             -
Interest Expense                              15.7          5.2        5.4          2.7           -           2.4
---------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                       49.4         19.3       24.9          6.2         5.7          (6.7)
Distributions on Redeemable
     Preferred Securities of Subsidiary        1.5          0.6          -            -           -           0.9
Income Tax Expense (Benefit)                  12.9          7.3        9.5          2.4         0.7          (7.0)
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $ 35.0       $ 11.4     $ 15.4        $ 3.8        $5.0         $(0.6)
---------------------------------------------------------------------------------------------------------------------
EBITDAL                                      $94.1        $36.4      $43.1        $13.0        $5.8         $(4.2)
---------------------------------------------------------------------------------------------------------------------

<F1> Included $38.0 million of Canadian operating revenue in 2001 ($33.9 million in 2000).


7                     ALLETE Third Quarter 2001 Form 10-Q

NOTE 1.    BUSINESS SEGMENTS CONTINUED

Millions

                                                         Energy     Automotive     Water                   Corporate
                                        Consolidated    Services     Services    Services    Investments    Charges
---------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001

Operating Revenue                         $1,276.2       $475.3     $644.4<F1>    $91.9       $64.6             -
Operation and Other Expense                  923.3        358.2      470.2         53.5        23.9        $ 17.5
Depreciation and Amortization Expense         76.6         34.4       30.6         11.3         0.1           0.2
Lease Expense                                 25.0          2.1       20.9          2.0           -             -
Interest Expense                              65.7         15.2       29.3          7.9           -          13.3
---------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                      185.6         65.4       93.4         17.2        40.6         (31.0)
Distributions on Redeemable
Preferred Securities of Subsidiary             4.5          1.8          -            -           -           2.7
Income Tax Expense (Benefit)                  67.9         25.0       35.5          6.6        15.8         (15.0)
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                         $  113.2       $ 38.6     $ 57.9        $10.6       $24.8        $(18.7)
---------------------------------------------------------------------------------------------------------------------

EBITDAL                                     $352.9       $117.1     $174.2        $38.4       $40.7        $(17.5)

Total Assets                              $3,277.4       $992.9   $1,631.3<F2>   $350.0      $303.0          $0.2
Property, Plant and Equipment             $1,536.5       $799.0     $459.4       $278.1           -             -
Accumulated Depreciation and
  Amortization                            $1,044.8       $694.9     $120.8       $226.8        $2.3             -
Capital Expenditures                        $108.4        $43.0      $43.0        $22.4           -             -

---------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000

Operating Revenue                           $973.1       $426.6     $386.6<F1>    $89.9       $70.0             -
Operation and Other Expense                  684.6        321.4      269.5         52.8        29.0        $ 11.9
Depreciation and Amortization Expense         63.2         34.4       17.3         11.0         0.2           0.3
Lease Expense                                 19.6          2.1       16.0          1.5           -             -
Interest Expense                              47.2         15.7       13.1          7.8           -          10.6
---------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before ACE           158.5         53.0       70.7         16.8        40.8         (22.8)
Income from Disposition of ACE                48.0            -          -            -        48.0             -
---------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                      206.5         53.0       70.7         16.8        88.8         (22.8)
Distributions on Redeemable
     Preferred Securities of Subsidiary        4.5          1.5          -            -           -           3.0
Income Tax Expense (Benefit)                  72.4         20.1       28.7          6.5        31.7         (14.6)
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $129.6       $ 31.4     $ 42.0        $10.3       $57.1        $(11.2)
---------------------------------------------------------------------------------------------------------------------

EBITDAL                                     $288.5       $105.2     $117.1        $37.1       $41.0        $(11.9)

Total Assets                              $2,596.4       $879.7   $1,101.5<F2>   $325.0      $289.8          $0.4
Property, Plant and Equipment             $1,327.3       $773.7     $291.3       $262.3           -             -
Accumulated Depreciation and
  Amortization                              $948.9       $660.3      $78.3       $208.3        $2.0             -
Capital Expenditures                         $94.0        $34.9      $40.3        $18.8           -             -

---------------------------------------------------------------------------------------------------------------------

<F1>  Included $111.0 million of Canadian operating revenue in 2001 ($77.2 million in 2000).
<F2>  Included $203.6 million of Canadian assets in 2001 ($184.2 million in 2000).

                      ALLETE Third Quarter 2001 Form 10-Q                      8

NOTE 2.    ACQUISITIONS AND DIVESTITURES

ADESA AUCTION FACILITIES. On January 18, 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of Auto Placement Center (now ADESA Impact) in transactions with an aggregate value of $62.4 million. ADESA Impact was accounted for using the purchase method. ADESA Impact financial results have been included in our consolidated financial statements since the date of purchase. Pro forma financial results have not been presented due to immateriality. ComSearch was accounted for as a pooling of interests with financial results included in our consolidated financial statements since January 18, 2001. Consolidated financial results for prior periods have not been restated due to immateriality. ADESA Impact is a provider of "total loss" vehicle recovery services with 12 auction facilities in the United States. ComSearch provides Internet-based parts location and insurance adjustment audit services nationwide.

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

DICKS CREEK. In February 2001 ALLETE Water Services finalized the December 2000 purchase of the assets of Dicks Creek, a wastewater utility located near Atlanta, Georgia, for $6.6 million plus a commitment to pay the seller a fee for residential connections. The commitment requires the payment of a minimum of $400,000 annually beginning December 31, 2001 for four years or until cumulative payments reach $2 million, whichever occurs first. The transaction was accounted for using the purchase method. Financial results have been included in our consolidated financial statements since February 2001. Pro forma financial results have not been presented due to immateriality.

ENVENTIS. On July 31, 2001 we acquired Enventis, a data network systems provider headquartered in the Minneapolis-St. Paul area. In connection with this acquisition, we issued 310,878 shares of our common stock. Enventis was accounted for as a pooling of interests with financial results included in our consolidated financial statements since July 31, 2001. Consolidated financial results for prior periods have not been restated due to immateriality.

DISPOSAL OF WATER PLANT ASSETS. Effective August 24, 2001 the City of New Smyrna Beach (City) assumed control of the water and wastewater facilities in the Sugar Mill Country Club service area following a successful condemnation action filed with the Circuit Court for Volusia County, Florida (Circuit Court). The facilities serve approximately 600 customers. In October 2001 a $2.9 million deposit was disbursed to Florida Water in accordance with a Circuit Court order. Settlement negotiations to determine the final purchase price are currently underway between Florida Water and the City.


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


9                     ALLETE Third Quarter 2001 Form 10-Q

NOTE 5.    COMMON STOCK

During the quarter ended June 30, 2001, we issued and sold 6.6 million shares of common stock at $23.68 per share in an underwritten public offering. Net proceeds of $150 million were used to repay a portion of our short-term borrowings and invested in our securities portfolio.


NOTE 6.    INCOME TAX EXPENSE

                                                               QUARTER ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                            2001            2000             2001            2000
--------------------------------------------------------------------------------------------------------------------
Millions
Current Tax Expense
     Federal                                               $16.0           $15.1            $54.2           $ 77.8
     Foreign                                                 1.0             0.7              2.2              1.8
     State                                                   2.6             0.6              7.2              9.1
--------------------------------------------------------------------------------------------------------------------
                                                            19.6            16.4             63.6             88.7
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Expense (Benefit)
     Federal                                                (1.5)           (2.2)             3.6            (12.8)
     Foreign                                                (0.1)           (0.2)            (0.5)            (0.5)
     State                                                   0.6            (0.5)             2.3             (1.8)
--------------------------------------------------------------------------------------------------------------------
                                                            (1.0)           (2.9)             5.4            (15.1)
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Credits                                        (0.5)           (0.6)            (1.1)            (1.2)
--------------------------------------------------------------------------------------------------------------------
Total Income Tax Expense                                   $18.1           $12.9            $67.9           $ 72.4
--------------------------------------------------------------------------------------------------------------------

NOTE 7.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

RECONCILIATION OF BASIC AND DILUTED
EARNINGS PER SHARE
----------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
                                                        QUARTER ENDED                        NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2001                      SEPTEMBER 30, 2001
                                                 -----------------------------      ----------------------------------
                                                 Basic    Dilutive     Diluted        Basic     Dilutive    Diluted
                                                  EPS    Securities      EPS           EPS     Securities     EPS
----------------------------------------------------------------------------------------------------------------------
Net Income                                       $37.8         -       $37.8         $113.2         -       $113.2
Common Shares                                     79.0       0.8        79.8           74.6       0.7         75.3
----------------------------------------------------------------------------------------------------------------------
Per Share                                        $0.48         -       $0.47          $1.52         -        $1.50
----------------------------------------------------------------------------------------------------------------------
                                                                                            NINE MONTHS ENDED
                                                                                           SEPTEMBER 30, 2000
                                                                                    ----------------------------------
                                                                                      Basic     Dilutive    Diluted
                                                                                       EPS     Securities     EPS
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $129.6         -       $129.6
Less: Dividends on Preferred Stock                                                      0.9         -          0.9
----------------------------------------------------------------------------------------------------------------------
                                                                                     $128.7         -       $128.7
Common Shares                                                                          69.6       0.2         69.8
----------------------------------------------------------------------------------------------------------------------
Per Share                                                                             $1.85         -        $1.84
----------------------------------------------------------------------------------------------------------------------

We paid dividends on preferred stock of $0.1 million for the quarter ended September 30, 2000. There was no difference between basic and diluted earnings per share for the quarter ended September 30, 2000.


                      ALLETE Third Quarter 2001 Form 10-Q                     10

NOTE 8.    TOTAL COMPREHENSIVE INCOME

For the quarter ended September 30, 2001 total comprehensive income was $22.2 million ($31.8 million for the quarter ended September 30, 2000). For the nine months ended September 30, 2001 total comprehensive income was $101.4 million ($123.5 million for the nine months ended September 30, 2000). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap and foreign currency translation adjustments.


NOTE 9.    NEW ACCOUNTING STANDARD

In July 2001 the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill will cease January 1, 2002, the date we expect to adopt this standard. We have $536 million of goodwill as of September 30, 2001 and after-tax goodwill amortization expense of approximately $8 million for the nine months ended September 30, 2001. Annual after-tax goodwill amortization expense is expected to be approximately $11 million in 2001. We do not believe we have any goodwill impairment at this time.


NOTE 10.   SQUARE BUTTE POWER PURCHASE CONTRACT

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At September 30, 2001 Square Butte had total debt outstanding of $314.6 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2001 through 2003 and $23 million in both 2004 and 2005. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.


NOTE 11.   SUBSEQUENT EVENT

In October 2001 we executed an asset purchase agreement with LTV and Cleveland-Cliffs to acquire certain non-mining properties from LTV for $75 million. The non-mining properties include LTV's 225 MW electric generating facility and existing coal pile at Taconite Harbor, a sixty-mile transmission line, railroad trackage rights, and approximately 30,000 acres of forest and recreation land in northeast Minnesota. The transaction is expected to close during the fourth quarter.


11                    ALLETE Third Quarter 2001 Form 10-Q

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


ALLETE has operations in four business segments: (1) ENERGY SERVICES, which include electric and gas services, coal mining and telecommunications; (2) AUTOMOTIVE SERVICES, which include a network of vehicle auctions, an automobile dealer finance company, and several subsidiaries that are integral parts of the vehicle redistribution business; (3) WATER SERVICES, which include water and wastewater services; and (4) INVESTMENTS, which include real estate operations, investments in emerging technologies related to the electric utility industry and a securities portfolio. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.


CONSOLIDATED OVERVIEW

Each of our operating segments continued to produce solid financial results during the first nine months of 2001, reflecting the success of ALLETE's growth initiatives. The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted quarterly results for Automotive Services and our securities portfolio. However, performance from Energy Services and our real estate operations remained strong. For the quarter ended September 30, 2001 net income increased 8 percent over the same period in 2000. Earnings per share for the quarter ended September 30, 2001 decreased 6 percent compared to the same period in 2000. For the nine months ended September 30, 2001, excluding the ACE transaction (see net income discussion below), net income was up 14 percent and earnings per share were up 7 percent over the same period in 2000. The 2001 earnings per share calculation was impacted by the second quarter common stock issuance.

                                                                 QUARTER ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                               2001          2000            2001          2000
---------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
OPERATING REVENUE
     Energy Services                                          $168.0        $146.1        $  475.3        $426.6
     Automotive Services                                       212.5         137.4           644.4         386.6
     Water Services                                             31.0          30.2            91.9          89.9
     Investments                                                 8.7           9.8            64.6          70.0
---------------------------------------------------------------------------------------------------------------------
                                                              $420.2        $323.5        $1,276.2        $973.1
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Energy Services                                          $139.1        $126.8        $  409.9        $373.6
     Automotive Services                                       182.7         112.5           551.0         315.9
     Water Services                                             24.9          24.0            74.7          73.1
     Investments                                                 5.4           4.1            24.0          29.2
     Corporate Charges                                          10.7           6.7            31.0          22.8
---------------------------------------------------------------------------------------------------------------------
                                                              $362.8        $274.1        $1,090.6        $814.6
---------------------------------------------------------------------------------------------------------------------
NET INCOME
     Energy Services                                           $17.2        $ 11.4          $ 38.6        $ 31.4
     Automotive Services                                        20.1          15.4            57.9          42.0
     Water Services                                              3.8           3.8            10.6          10.3
     Investments                                                 2.0           5.0            24.8          26.7<F1>
     Corporate Charges                                          (5.3)         (0.6)          (18.7)        (11.2)
---------------------------------------------------------------------------------------------------------------------
                                                                37.8          35.0           113.2          99.2
     ACE Transaction                                               -             -               -          30.4
---------------------------------------------------------------------------------------------------------------------
                                                               $37.8        $ 35.0          $113.2        $129.6
---------------------------------------------------------------------------------------------------------------------
DILUTED AVERAGE SHARES OF COMMON STOCK                          79.8          70.4            75.3          69.8
---------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK
     Before ACE Transaction                                    $0.47         $0.50           $1.50         $1.40
     ACE Transaction                                               -             -               -          0.44
---------------------------------------------------------------------------------------------------------------------
                                                               $0.47         $0.50           $1.50         $1.84
---------------------------------------------------------------------------------------------------------------------

<F1>  Including the $30.4 million gain associated with the ACE transaction, net income from Investments was $57.1 million for the nine months ended September 30, 2000. (See Note 3.)

                      ALLETE Third Quarter 2001 Form 10-Q                     12

NET INCOME

The following net income discussion summarizes significant events for the nine months ended September 30, 2001.

ENERGY SERVICES' net income was higher in 2001 reflecting more profitable wholesale marketing and trading activities due to warmer weather, additional power available to sell from a recent 240 MW power purchase agreement and overall market conditions. Net income also reflected partial recovery of 1998 CIP lost margins, decreased sales to industrial customers and additional costs incurred as a result of a severe ice storm and planned maintenance outages.

AUTOMOTIVE SERVICES reported a 38 percent increase in net income in 2001 due to significant acquisitions made in 2000 and early 2001 and increased financing activity at AFC's loan production offices. EBITDAL for ADESA's 28 same-store auction facilities was up 9 percent for the nine months ended September 30, 2001 (13 percent for the quarter ended September 30, 2001). Increased costs and reduced sales volumes because of inclement weather in early 2001 hampered financial results, as did the events of September 11. For the third quarter of 2001 we estimated that the impact of the events of September 11 resulted in a $3.5 million decrease to net income. A drop in conversion rates, the percentage of vehicles sold from those that were run through auction lanes, was primarily due to a decline in dealer attendance caused by the disruption in air travel and wholesale prices that were further depressed following the events of September
11. Sellers have been reluctant to accept lower wholesale prices. The conversion rate was 58 percent for the quarter ended September 30, 2001 (60 percent for the same period in 2000) and 61 percent for the nine months ended September 30, 2001 (62 percent for the same period in 2000). Costs of assimilating the 28 vehicle auction facilities acquired or opened in 2000 also impacted 2001 results.

WATER SERVICES' net income was slightly higher in 2001 reflecting customer growth, gains related to the disposal of certain assets and an October 2000 rate increase implemented by Heater. Above-average rainfall in Florida and North Carolina during the second and third quarters, and conservation efforts in Florida negatively impacted net income in 2001.

INVESTMENTS reported lower net income in 2001 primarily due to losses incurred by our securities portfolio as a result of the economic fallout from the events of September 11. These losses were subsequently recovered in October 2001. For the nine months ended September 30, our securities portfolio earned an after-tax annualized return of 4.52 percent in 2001 (7.00 percent in 2000) on a lower average balance in 2001. During 2000 we reduced the size of our securities portfolio to partially fund significant acquisitions made by Automotive Services. Income from our emerging technology funds was also lower in 2001 as a result of fewer sales of these investments. Our real estate operations reported stronger sales in 2001, including its largest sale ever.

CORPORATE CHARGES reflected increased interest expense and additional expenses for incentive compensation accruals and severance packages. In 2000 we reflected the reversal of previously recorded tax accruals related to various federal and state tax issues.

ACE TRANSACTION. In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of the 4.7 million shares of ACE that we received in December 1999 when Capital Re merged with ACE.


13                    ALLETE Third Quarter 2001 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

OPERATING REVENUE

ENERGY SERVICES' operating revenue was up $21.9 million, or 15 percent, in 2001. Wholesale power marketing and trading activities were higher due to warmer weather and additional power available to sell. Retail megawatthour sales were down 8 percent because of temporary shutdowns and reduced production by taconite customers. Operating revenue from retail sales, however, was up due to additional demand revenue from large power customers who converted a portion of their interruptible power to firm power and fuel clause recoveries for higher purchased power and gas prices. Operating revenue also included $2.8 million of 1998 CIP lost margins and Enventis operations. Enventis was acquired in July 2001 and accounted for as a pooling of interests.

Revenue from electric sales to taconite customers accounted for 9 percent of consolidated operating revenue in 2001 (13 percent in 2000). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in 2001 (5 percent in 2000). Sales to other power suppliers accounted for 8 percent of consolidated operating revenue in 2001 (7 percent in 2000).

AUTOMOTIVE SERVICES' operating revenue was up $75.1 million, or 55 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. At ADESA auction facilities 463,000 vehicles were sold in 2001 (337,000 in 2000), an increase of 37 percent. Financial results for 2001 included three months of operations from 9 auction facilities acquired in 2000 and results from acquisitions made in early 2001. Sales volumes in 2001 were negatively impacted by the events of September 11 as dealer attendance and already depressed wholesale prices both dropped suddenly during the last half of September. Operating revenue from AFC was higher in 2001 reflecting a 13 percent increase in vehicles financed through existing loan production offices. AFC financed approximately 223,000 vehicles in 2001 (198,000 in 2000). AFC had 82 loan production offices at September 30, 2001 (86 at September 30, 2000).

WATER SERVICES' operating revenue was up $0.8 million, or 3 percent, in 2001 due to gains from the disposal of certain assets, a 4 percent increase in customers and an October 2000 rate increase implemented by Heater. A 6 percent decrease in consumption was primarily attributable to above-average rainfall in Florida and North Carolina, and conservation efforts in Florida. Operating revenue in 2000 included regulatory relief granted by Florida's Hillsborough Board of County Commissioners.

INVESTMENTS' operating revenue was down $1.1 million, or 11 percent, in 2001 primarily because turbulence in the financial markets after the events of September 11 had a negative impact on our securities portfolio. This decrease was partially offset by two large sales from our real estate operations which contributed $4.5 million to operating revenue.

OPERATING EXPENSES

ENERGY SERVICES' operating expenses were up $12.3 million, or 10 percent, in 2001 primarily due to the inclusion of Enventis operations. Operating expenses also increased in 2001 due to higher plant maintenance expenses.

AUTOMOTIVE SERVICES' operating expenses were up $70.2 million, or 62 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001.
Expenses in 2001 included increased direct costs associated with processing vehicles multiple times that did not sell as a result of the events of September 11 which caused low auction attendance and further depressed wholesale prices. Integration costs, additional amortization of goodwill and additional interest expense related to debt issued in late 2000 to finance acquisitions also increased 2001 expenses.

WATER SERVICES' operating expenses were up $0.9 million, or 4 percent, in 2001 due to customer growth and the inclusion of water and wastewater systems acquired in December 2000.

INVESTMENTS' operating expenses were up $1.3 million, or 32 percent, in 2001 as a result of higher sales by our real estate operations.


                      ALLETE Third Quarter 2001 Form 10-Q                     14

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

OPERATING REVENUE

ENERGY SERVICES' operating revenue was up $48.7 million, or 11 percent, in 2001. Wholesale power marketing and trading activities were higher due to warmer weather and additional power available to sell. Retail megawatthour sales were down 6 percent because of temporary shutdowns and reduced production by taconite customers. Operating revenue from retail sales, however, was up due to additional demand revenue from large power customers who converted a portion of their interruptible power to firm power and fuel clause recoveries for higher purchased power and gas prices. Operating revenue also included $2.8 million of 1998 CIP lost margins and Enventis operations.

Revenue from electric sales to taconite customers accounted for 9 percent of consolidated operating revenue in 2001 (13 percent in 2000). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in 2001 (5 percent in 2000). Sales to other power suppliers accounted for 6 percent of consolidated operating revenue in both 2001 and 2000.

AUTOMOTIVE SERVICES' operating revenue was up $257.8 million, or 67 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001. At ADESA auction facilities 1,456,000 vehicles were sold in 2001 (940,000 in 2000), an increase of 55 percent. Financial results for 2001 included nine months of operations from 28 auction facilities acquired or opened primarily in the second half of 2000 and results from acquisitions made in January and May 2001. Sales volumes in 2001 were negatively impacted by the events of September 11 as dealer attendance and already depressed wholesale prices both dropped suddenly during the last half of September. Also, inclement weather earlier in the year resulted in both low attendance at and canceled auctions. Operating revenue from AFC was higher in 2001 reflecting a 14 percent increase in vehicles financed through existing loan production offices. AFC financed approximately 676,000 vehicles in 2001 (595,000 in 2000). AFC had 82 loan production offices at September 30, 2001 (86 at September 30, 2000).

WATER SERVICES' operating revenue was up $2.0 million, or 2 percent, in 2001 due to gains from the disposal of certain assets, a 4 percent increase in customers and an October 2000 rate increase implemented by Heater. Above-average rainfall in Florida and North Carolina, and conservation efforts in Florida negatively impacted revenue in 2001. Operating revenue in 2000 included regulatory relief granted by Florida's Hillsborough Board of County Commissioners.

INVESTMENTS' operating revenue was down $5.4 million, or 8 percent, in 2001 primarily because turbulence in the financial markets after the events of September 11 had a negative impact on our securities portfolio. In addition, our securities portfolio had a lower average balance in 2001. The decrease in revenue was also attributed to $4.9 million less from our emerging technology investments as a result of fewer sales of these investments in 2001. Our real estate operations reported stronger sales at all locations in 2001. Six large real estate sales in 2001 contributed $37.5 million to revenue and included our largest single real estate transaction to date. In 2000 seven large real estate sales contributed $31.9 million to revenue.

OPERATING EXPENSES

ENERGY SERVICES' operating expenses were up $36.3 million, or 10 percent, in 2001 because of higher prices paid for purchased power and purchased gas, and the inclusion of Enventis operations. Operating expenses also increased in 2001 due to higher plant maintenance expenses and additional costs incurred as a result of a severe ice storm.

AUTOMOTIVE SERVICES' operating expenses were up $235.1 million, or 74 percent, in 2001 primarily due to significant acquisitions made in 2000 and early 2001.
Expenses in 2001 included increased direct costs associated with processing vehicles multiple times that did not sell as a result of the events of September 11 which caused low auction attendance and further depressed wholesale prices. Operating expenses in 2001 also included integration costs, additional amortization of goodwill, additional interest expense related to debt issued in late 2000 to finance acquisitions, higher utility expense and more labor costs incurred as a result of inclement weather in early 2001.


15                    ALLETE Third Quarter 2001 Form 10-Q

WATER SERVICES' operating expenses were up $1.6 million, or 2 percent, in 2001 due to customer growth and the inclusion of water and wastewater systems acquired in 2000.

INVESTMENTS' operating expenses were down $5.2 million, or 18 percent, in 2001 due to reduced expenses associated with sales by our real estate operations.


OUTLOOK

CORPORATE. In late August 2001 we began a process of systematically evaluating our businesses to determine the strategic value of our assets and explore ways to unlock that value. The potential sale of our Water Services businesses is one result of this process. (See Water Services below.) We are focusing on our core competencies, which include Automotive and Energy Services businesses, in an effort to provide more clarity for investors. We will disclose further development of this plan in early 2002.

The events that affected the United States since September 11 have had a negative impact on our financial results for Automotive Services and our securities portfolio. In light of continued economic uncertainty, we are revising our EPS growth projection for 2001 from 12 percent to between 6 percent and 8 percent over 2000.

Our plan for 2002 will be a part of the strategy development. At this time we expect EPS growth from operations to exceed 2001 EPS growth.

ENERGY SERVICES. The economic health of the taconite industry continues to be adversely impacted by cheap foreign steel imports. With the closure of LTV in January 2001 and various temporary shutdowns at other Minnesota taconite facilities, the current taconite production level for 2001 is now estimated to be approximately 35 million tons. In October 2001 we executed an agreement with LTV and Cleveland-Cliffs to acquire LTV's 225 MW generating facility and other non-mining assets for $75 million. One of the three 75 MW units in this facility is expected to be on-line in January 2002. Our power purchase agreement with Lakefield Junction for 240 MW which began in June 2001, extends to April 2003 and declines to 80 MW from May 2003 to April 2004. It provides additional power to sell in the wholesale market. We recently initiated the permitting process for a 160 MW peaking plant in Superior, Wisconsin and a 225 MW energy facility at Blandin Paper in Grand Rapids, Minnesota. Overall, we believe Energy Services is well positioned for future growth opportunities.

AUTOMOTIVE SERVICES acquisitions made during 2000 and early 2001, and continued growth of AFC's vehicle finance business, contributed significantly to net income for the first nine months of 2001. Even with the events of September 11, we continue to expect that Automotive Services' 2001 net income contribution will be about 40 percent over last year. We also expect that EBITDAL from same-store ADESA auction facilities will increase 10 percent to 15 percent.

In 2001, industry-wide sales of used vehicles at auction have been down due to pricing pressure in the used vehicle market. The pricing pressure is partially caused by aggressive incentives currently offered by vehicle manufacturers on new vehicles. We continue to believe that used vehicle sales within the auto auction industry will rise at a rate of 2 percent to 4 percent annually over the next several years.

WATER SERVICES. Even though Florida and North Carolina had above-average rainfall during the second and third quarters of 2001 and water use restrictions remain in effect, Water Services' 2001 financial results are still on target due to customer growth in both Florida and North Carolina.

In September 2001 we announced that discussions with the Florida Governmental Utility Authority (Authority) are underway regarding the possible purchase by the Authority of all of the water, wastewater and water reuse assets of Florida Water. We entered into an agreement giving the Authority the exclusive opportunity through December 21, 2001 to review a potential transaction. We will be examining alternative strategies for redeployment of the proceeds if the sale occurs.


                      ALLETE Third Quarter 2001 Form 10-Q                     16

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

During the first nine months of 2001 cash flow from operations reflected strong operating results and continued focus on working capital management. The decrease in cash flow from operations in 2001 was primarily attributable to changes in trading securities. In 2001 additional trading securities were purchased with a portion of the proceeds from our second quarter common stock issuance (see Securities below), while in 2000 trading securities were sold to partially fund the acquisition of Auction Finance Group, Inc. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Our securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses. Approximately 5.5 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

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

AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement that expires at the end of 2002. At September 30, 2001 AFC had sold $403.1 million of finance receivables to the special purpose subsidiary ($335.7 million at December 31, 2000). Third party purchasers had purchased an undivided interest in finance receivables of $283.0 million from this subsidiary at September 30, 2001 ($239 million at December 31, 2000). Unsold finance receivables and unfinanced receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $116.9 million at September 30, 2001 ($106.2 million at December 31, 2000). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers.

Significant changes in accounts receivable and accounts payable balances at September 30, 2001 compared to December 31, 2000 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, both ADESA and AFC had higher receivables and higher payables at September 30, 2001.

ACQUISITIONS. In January 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of Auto Placement Center (now ADESA Impact) in transactions with an aggregate value of $62.4 million. ADESA Impact was funded with internally generated funds and short-term debt which was refinanced with long-term debt. (See Securities below.) ADESA Impact is a provider of "total loss" vehicle recovery services with 12 auction facilities in the United States. ComSearch provides Internet-based parts location and insurance adjustment audit services nationwide. Both ADESA Impact and ComSearch are based in Rhode Island.


17                     ALLETE Third Quarter 2001 Form 10-Q

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

In July 2001 we acquired Enventis, a data network systems provider headquartered in the Minneapolis- St. Paul area. In connection with this acquisition, we issued 310,878 shares of our common stock. This transaction complements our existing infrastructure and fiber optics network in Minnesota and Wisconsin, and helps position our telecommunications business as one of the leading integrated data service providers in the Upper Midwest.

In October 2001 we executed an asset purchase agreement with LTV and Cleveland-Cliffs to acquire certain non-mining properties from LTV for $75 million. The non-mining properties include LTV's 225 MW electric generating facility and existing coal pile at Taconite Harbor, a sixty-mile transmission line, railroad trackage rights, and approximately 30,000 acres of forest and recreation land in northeast Minnesota. The transaction is expected to close during the fourth quarter.

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

On May 30,  2001 we  issued  and sold in an  underwritten  public  offering  6.5 million shares of common stock at $23.68 per share. In addition, an over-allotment option for 100,000 shares at $23.68 per share was exercised by the underwriters and sold on June 7, 2001. Total net proceeds of $150 million were used to repay a portion of our short-term borrowings with the remainder invested in short-term instruments. The increase in the number of shares of our common stock outstanding as of September 30, 2001 had an immaterial impact on earnings per share for the 2001 periods.

INVESTMENTS. As companies included in our emerging technology investments are sold, we may recognize a gain or loss. In the second half of 2000, several of the private companies included in our emerging technology investments went public by completing initial public offerings. Typically, investors in a private company are not permitted to sell stock in the company for a period of 180 days following the company's initial public offering. Other restrictions on sale may also apply and certain shares are held indirectly by us through our investments in independent investment funds. Since going public, the market value of these companies has experienced significant volatility, particularly following the events of September 11. Our investment in the companies that have gone public has a cost basis of approximately $12 million. The aggregate market value of our investment in these companies at September 30, 2001 was $14 million.


                      ALLETE Third Quarter 2001 Form 10-Q                     18

Our emerging technology investments provide us with access to developing technologies before their commercial debut, as well as potential financial returns and diversification opportunities. We view these investments as a source of capital for redeployment in existing businesses.

CAPITAL REQUIREMENTS

Consolidated capital expenditures for the nine months ended September 30, 2001 totaled $108.4 million ($94.0 million in 2000). Expenditures for 2001 included $43.0 million for Energy Services, $43.0 million for Automotive Services and $22.4 million for Water Services. Internally generated funds and the issuance of long-term debt were the primary sources of funding for these expenditures.


NEW ACCOUNTING STANDARDS

In July  2001  the FASB  issued  SFAS  141,  142 and 143.  SFAS  141,  "Business
Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting will be prohibited. We do not have any pending acquisitions that will be impacted by this new rule.

SFAS 142,  "Goodwill and Other  Intangible  Assets"  changes the  accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill will cease January 1, 2002, the date we expect to adopt this standard. We have $536 million of goodwill as of September 30, 2001 and after-tax goodwill amortization expense of approximately $8 million for the nine months ended September 30, 2001. Annual after-tax goodwill amortization expense is expected to be approximately $11 million in 2001. We do not believe we have any goodwill impairment at this time.

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

In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently reviewing the impact of SFAS 144 on the Company.

                          ---------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.


19                      ALLETE Third Quarter 2001 Form 10-Q

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


SEPTEMBER 30, 2001                                                  FAIR VALUE
--------------------------------------------------------------------------------
Millions

Trading Securities Portfolio                                          $165.9
Available-For-Sale Securities Portfolio                                $16.9

--------------------------------------------------------------------------------


PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.    OTHER INFORMATION

Reference is made to our 2000 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2000 Form 10-K.


Ref. Page 24. - Insert after Second Paragraph

On August 9, 2001 Minnesota Power announced plans to build a 160 MW natural gas-fired electric generating facility near Superior, Wisconsin, to help meet the region's energy needs during times of peak electrical demand. The construction cost is estimated to be between $70 million and $80 million with completion in late 2003 contingent on the timely receipt of approvals and permits.


Ref. Page 25. - Fourth Paragraph

On August 16, 2001 Minnesota Power and Blandin Paper Company (Blandin Paper), a subsidiary of UPM-Kymmene of Helsinki, Finland, proposed building a state-of-the-art 225 MW energy facility adjacent to Blandin Paper in Grand Rapids, Minnesota, through a partnering arrangement. A new company, Rapids Power LLC, was created to own the facility. Through a subsidiary we own 71.5 percent of Rapids Power LLC and Blandin Paper Company, a subsidiary of UPM-Kymmene, owns
28.5 percent. The project, which is expected to cost more than $200 million, is contingent on timely receipt of necessary federal and state approvals and permits. Construction could begin in the fall of 2002 and is slated for completion in mid-2005.


Ref. Page 26 - Third Full Paragraph
Ref. Form 8-K dated and filed May 18, 2001
Ref. Form 8-K dated and filed October 10, 2001

On October 23, 2001 the U.S. Bankruptcy Court approved the Asset Purchase Agreement Rainy River Energy Corporation - Taconite Harbor, a wholly owned subsidiary of the Company, and Cleveland-Cliffs have executed with LTV. We expect the transaction to close in the fourth quarter of 2001.


                      ALLETE Third Quarter 2001 Form 10-Q                     20

Ref. Page 28. - Ninth Full Paragraph

Effective September 12, 2001 the PSCW approved a 12.25 percent return on common equity and a 1.1 percent average increase in retail utility rates for SWL&P customers. This average increase is comprised of a 3.4 percent decrease in electric rates, a 1.5 percent increase in gas rates and a 24.5 percent increase in water rates. The water increase is designed to recover the cost of replacing an aging well system. SWL&P originally requested an average increase in retail utility rates of 1.8 percent which was later increased to 2.5 percent.


Ref. Page 28. - Tenth Paragraph

On August 17, 2001 the PSCW unanimously agreed that construction of the 250-mile Wausau-to-Duluth electric transmission line is necessary. On October 23, 2001 the PSCW issued its written order that outlines the details and route specifics of the line. Minnesota Power and Wisconsin Public Service Corporation will proceed with the joint project and begin the engineering and geographical surveys that need to be completed before 2002 when construction is expected to begin.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10   Retirement Agreement dated August 28, 2001 between ALLETE and Edwin
           L. Russell.


(b)  Reports on Form 8-K.

     Report on Form 8-K filed August 29, 2001 with respect to Item 5. Other
      Information.
     Report on Form 8-K filed September 24, 2001 with respect to Item 5. Other
      Information.
     Report on Form 8-K filed October 10, 2001 with respect to Item 5. Other
      Information.
     Report on Form 8-K filed October 18, 2001 with respect to Item 7. Financial
      Statements and Exhibits.


21                    ALLETE Third Quarter 2001 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      ALLETE, INC.





October 26, 2001                                    James K. Vizanko
                                         ---------------------------------------
                                                    James K. Vizanko
                                                     Vice President,
                                          Chief Financial Officer and Treasurer




October 26, 2001                                      Mark A. Schober
                                         ---------------------------------------
                                                      Mark A. Schober
                                               Vice President and Controller



                      ALLETE Third Quarter 2001 Form 10-Q                     22

                                  EXHIBIT INDEX
Exhibit
Number


10       Retirement Agreement dated August 28, 2001 between ALLETE and Edwin L.
           Russell.