Form 10-K405
period 2001-12-31
ALLETE INC
filed 2002-02-08
CIK 66756

                                                  Form 10-K


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        -----------      -----------

         Commission File No. 1-3548

                                  ALLETE, INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                              41-0418150
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

Yes  /X/       No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates on January 28, 2002 was $2,205,233,476.

As of January 28, 2002 there were 84,060,127 shares of ALLETE Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.


---------------------------------------------------------------------------
                             ALLETE 2001 Form 10-K                             7

        TABLE OF CONTENTS

                                                                            PAGE
--------------------------------------------------------------------------------

DEFINITIONS ...............................................................   9

SAFE HARBOR STATEMENT .....................................................  10

PART I
 Item 1. Business .........................................................  11
         Energy Services ..................................................  12
              Retail Electric Sales .......................................  13
              Purchased Power and Capacity Sales ..........................  14
              Fuel ........................................................  14
              Wholesale Electric Sales ....................................  15
              Regulatory Issues ...........................................  16
              Competition .................................................  17
              Franchises ..................................................  17
              Environmental Matters .......................................  17
         Automotive Services ..............................................  19
              Competition .................................................  21
              Environmental Matters .......................................  21
         Investments and Corporate Charges ................................  22
              Environmental Matters .......................................  22
         Executive Officers of the Registrant .............................  23
Item 2.  Properties .......................................................  24
Item 3.  Legal Proceedings ................................................  24
Item 4.  Submission of Matters to a Vote of Security
         Holders ..........................................................  24

PART II
Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters ..................................  24
Item 6.  Selected Financial Data ..........................................  25
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations .......................................................  27
         Consolidated Overview ............................................  27
         Net Income .......................................................  27
         2001 Compared to 2000 ............................................  28
         2000 Compared to 1999 ............................................  29
         Outlook ..........................................................  29
         Liquidity and Capital Resources ..................................  31
         Capital Requirements .............................................  33
         Market Risk ......................................................  34
         New Accounting Standards .........................................  34
Item 7A. Quantitative and Qualitative Disclosures
         about Market Risk ................................................  35
Item 8.  Financial Statements and Supplementary
         Data .............................................................  35
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure .......................................................  35

PART III
Item 10. Directors and Executive Officers
         of the Registrant ................................................  35
Item 11. Executive Compensation ...........................................  35
Item 12. Security Ownership of Certain Beneficial
         Owners and Management ............................................  35
Item 13. Certain Relationships and Related
         Transactions .....................................................  35
PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ..............................................  36

SIGNATURES ................................................................  40

CONSOLIDATED FINANCIAL STATEMENTS .........................................  41

     ---------------------------------------------------------------------------
8                             ALLETE 2001 Form 10-K

                                                        DEFINITIONS
DEFINITIONS

The following abbreviations or acronyms are used in the text.

ABBREVIATION
OR ACRONYM                            TERM
--------------------------------------------------------------------------------
ACE                                   ACE Limited
ADESA                                 ADESA Corporation
ADESA Canada                          ADESA Canada Inc.
ADESA Importation                     ADESA Importation Services, Inc.
AFC                                   Automotive Finance Corporation
ALLETE                                ALLETE, Inc. and its subsidiaries
APC                                   Auto Placement Center
AutoVIN                               AutoVIN, Inc.
Blandin Paper                         Blandin Paper Company
BNI Coal                              BNI Coal, Ltd.
Boswell                               Boswell Energy Center
CAG                                   Canadian Auction Group
Cape Coral Holdings                   Cape Coral Holdings, Inc.
Capital Re                            Capital Re Corporation
CIP                                   Conservation Improvement Program(s)
Cleveland-Cliffs                      Cleveland-Cliffs Inc.
Company                               ALLETE, Inc. and its subsidiaries
ComSearch                             ComSearch, Inc.
EBITDAL                               Earnings Before Interest, Taxes,
                                        Depreciation, Amortization and
                                        Lease Expense
EndTrust                              EndTrust Lease End Services, LLC
Enventis Telecom                      Enventis Telecom, Inc.
EPA                                   Environmental Protection Agency
ESOP                                  Employee Stock Ownership Plan
FASB                                  Financial Accounting Standards Board
FERC                                  Federal Energy Regulatory Commission
Florida Water                         Florida Water Services Corporation
Form 8-K                              ALLETE Current Report on Form 8-K
Form 10-K                             ALLETE Annual Report on Form 10-K
Form 10-Q                             ALLETE Quarterly Report on Form 10-Q
FPSC                                  Florida Public Service Commission
Great River                           Great River Energy
Heater                                Heater Utilities, Inc.
Hibbard                               M.L. Hibbard Station
Impact Auto                           Impact Auto Auctions Ltd. and
                                        Suburban Auto Parts Inc., collectively
Invest Direct                         ALLETE's Direct Stock Purchase and
                                        Dividend Reinvestment Plan
kWh                                   Kilowatthour(s)
kV                                    Kilovolt(s)
Laskin                                Laskin Energy Center
Lehigh                                Lehigh Acquisition Corporation
LTV                                   LTV Steel Mining Co.
Manheim                               Manheim Auctions, Inc.
MAPP                                  Mid-Continent Area Power Pool
MBtu                                  Million British thermal units
Minnesota Power                       An operating division of ALLETE, Inc.
Minnkota Power                        Minnkota Power Cooperative, Inc.
MISO                                  Midwest Independent Transmission
                                        System Operator Inc.
MP Telecom                            Minnesota Power Telecom, Inc.
MPUC                                  Minnesota Public Utilities Commission
MW                                    Megawatt(s)
MWh                                   Megawatthour(s)
NCUC                                  North Carolina Utilities Commission
Note___                               Note___ to the consolidated financial
                                        statements indexed in Item 14(a) of
                                        this Form 10-K
NPDES                                 National Pollutant Discharge
                                        Elimination System
PAR                                   PAR, Inc.
PSCW                                  Public Service Commission of
                                        Wisconsin
Rainy River Energy                    Rainy River Energy Corporation
SFAS                                  Statement of Financial Accounting
                                        Standards No.
Split Rock Energy                     Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative
SWL&P                                 Superior Water, Light and Power
                                        Company
WPPI                                  Wisconsin Public Power, Inc.

---------------------------------------------------------------------------
                             ALLETE 2001 Form 10-K                             9

            SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of ALLETE in this Annual Report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

     -   war and acts of terrorism;

     - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW and various county regulators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs) as well as general vehicle-related laws, including vehicle brokerage and auction laws;

     - unanticipated impacts of restructuring initiatives in the electric industry;

     - economic and geographic factors, including political and economic risks;

     - changes in and compliance with environmental and safety laws and policies;

     -   weather conditions;

     -   population growth rates and demographic patterns;

     - the effects of competition, including competition for retail and wholesale customers, as well as suppliers and purchasers of automobiles;

     -   pricing and transportation of commodities;

     -   market demand, including structural market changes;

     -   changes in tax rates or policies or in rates of inflation;

     -   unanticipated project delays or changes in project costs;

     -   unanticipated changes in operating expenses and capital expenditures;

     -   capital market conditions;

     -   competition for economic expansion or development opportunities;

     -   our ability to manage expansion and integrate recent acquisitions; and

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


     ---------------------------------------------------------------------------
10                            ALLETE 2001 Form 10-K

                                                                PART I

ITEM 1. BUSINESS

ALLETE is a diversified company incorporated under the laws of Minnesota since 1906. References in this report to "we" and "our" are to ALLETE and its subsidiaries, collectively.

Our core operations in 42 states and nine Canadian provinces focus on two segments:

ENERGY   SERVICES   includes   electric  and  gas  services,   coal  mining  and
telecommunications; and

AUTOMOTIVE SERVICES includes a network of wholesale and "total loss" vehicle auctions, a finance company, a vehicle remarketing company, a company that provides vehicle inspection services to the automotive industry and its lenders, and a company that provides Internet-based parts location and insurance claim audit services nationwide.

Under INVESTMENTS AND CORPORATE CHARGES we capture our real estate operations, investments in emerging technologies related to the electric utility industry, a securities portfolio and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.

In September 2001 we initiated a strategic review of all of the Company's businesses to identify ways of unlocking shareholder value not reflected in the price of our common stock. During the review process certain businesses were identified as having more value to potential purchasers than to us and have been included in discontinued operations. Discontinued operations include water and wastewater services in Florida, North Carolina and Georgia and our auto transport company.

We anticipate selling our auto transport company by the end of first quarter 2002 and our Water Services businesses before the end of 2002. We anticipate selling our Water Services businesses at a significant gain, providing us with additional liquidity and financial strength. Net proceeds from these sales will be used to fund growth initiatives and may be used to pay down debt.

As of December 31, 2001 we had approximately 14,000 employees, 4,000 of which were part time.

In 2001 Energy Services purchased the electric generating facilities of LTV (Taconite Harbor Energy Center) and is working to complete maintenance activities and restart 225 MW of generation in the first half of 2002. In 2001 we initiated permitting for a planned 225-MW co-generation energy facility adjacent to the Blandin Paper facility in Grand Rapids, Minnesota and the proposed addition of 160 MW of generation in Wisconsin. Energy Services also received significant regulatory approvals during 2001 to construct in partnership with Wisconsin Public Service Corporation a 220-mile, 345-kV transmission line from Duluth, Minnesota to Wausau, Wisconsin. In July 2001 Energy Services added Enventis Telecom, an integrated data services provider, to its telecommunications business. (See Energy Services.)

In 2001 Automotive Services acquired one wholesale auction facility and increased its "total loss" vehicle auctions by 13. These additions combined with the acquisition of ComSearch, which provides Internet-based parts location and insurance claim audit services, established ADESA as the third largest provider of "total loss" vehicle services in North America.

In 2001 Investments reported record sales by its real estate operations.

YEAR ENDED DECEMBER 31                       2001         2000        1999
----------------------------------------------------------------------------

CONSOLIDATED OPERATING
    REVENUE - Millions                      $1,528       $1,190       $996

PERCENTAGE OF CONSOLIDATED
    OPERATING REVENUE

ENERGY SERVICES
    Retail
       Industrial
          Taconite Producers                   10%          14%        15%
          Paper and Wood Products               4            5          6
          Pipelines and Other Industries        3            3          3
----------------------------------------------------------------------------
              Total Industrial                 17           22         24
       Residential                              5            6          6
       Commercial                               5            6          7
    Sales to Other Power Suppliers              4            5          8
    Other Revenue                              10           10         11
----------------------------------------------------------------------------
              Total Energy Services            41           49         56

AUTOMOTIVE SERVICES                            54           44         38

INVESTMENTS                                     5            7          6
----------------------------------------------------------------------------
                                              100%         100%       100%
----------------------------------------------------------------------------

For a detailed discussion of results of operations and trends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Notes 1 and 2.

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           11

ENERGY SERVICES

The businesses we include in Energy Services generate, transmit, distribute, market and trade electricity. Coal mining and telecommunications are also included. The discussion below summarizes the major businesses we include in Energy Services. Statistical information is presented as of December 31, 2001. All subsidiaries are wholly owned unless otherwise specifically indicated.

MINNESOTA POWER, a division of ALLETE, provides electricity in a 26,000 square mile electric service territory located in northeastern Minnesota. Minnesota Power supplies retail electric service to 131,000 customers and wholesale electric service to 16 municipalities. SWL&P sells electricity and natural gas, and provides water service in northwestern Wisconsin. SWL&P has 14,000 electric customers, 12,000 natural gas customers and 10,000 water customers.

Minnesota Power had an annual net peak load of 1,376 MW on January 2, 2001. Our power supply sources are shown below.

We have electric transmission and distribution lines of 500 kV (8 miles), 230 kV (606 miles), 161 kV (43 miles), 138 kV (66 miles), 115 kV (1,259 miles) and less than 115 kV (6,550 miles). We own and operate 178 substations with a total capacity of 8,550 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

We own offices and service buildings, an energy control center, and repair shops, and lease offices and storerooms in various localities. Substantially all of our electric plant is subject to mortgages which collateralize our outstanding first mortgage bonds. Generally, our properties are held by the Company in fee and are free from other encumbrances, subject to minor exceptions. Some of our electric lines are located on land not owned in fee, but are covered by necessary permits of governmental authorities or by appropriate easement rights. WPPI owns 20% of Boswell Unit 4. WPPI has the right to use our transmission line facilities to transport its share of generation. (See Note 14.)

In January 2002 Minnesota Power announced MPEX, our power marketing and trading division which buys and sells capacity and energy in the wholesale power market, will be transferred to Split Rock Energy. The transfer, which is expected to occur in March 2002, will facilitate Split Rock Energy's plans to grow by adding new members and providing trading and related services to others. Split Rock Energy currently contracts for wholesale power marketing and trading services exclusively from MPEX. During 2000 Minnesota Power and Great River formed Split Rock Energy. With headquarters in Elk River, Minnesota, Great River is a consumer-owned generation and transmission cooperative and is Minnesota's second largest utility in terms of generating capacity. Split Rock Energy combines the two companies' power supply capabilities and customer loads for power pool operations and generation outage protection. Ownership of generation assets and current customer supply arrangements have not changed for either company. Split Rock Energy will continue to have access to members' resources, assets and financial support.

                                                                                                            FOR THE YEAR ENDED
                                                         UNIT            YEAR        NET WINTER              DECEMBER 31, 2001
POWER SUPPLY                                              NO.          INSTALLED     CAPABILITY            ELECTRIC REQUIREMENTS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         MW                    MWh           %
Steam
   Coal-Fired
     Boswell Energy Center
     near Grand Rapids, MN                                1              1958             69
                                                          2              1960             69
                                                          3              1973            351
                                                          4              1980            425
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         914                6,154,537      52.9%
----------------------------------------------------------------------------------------------------------------------------------

     Laskin Energy Center in Hoyt Lakes, MN               1              1953             55
                                                          2              1953             55
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         110                  659,278       5.7
----------------------------------------------------------------------------------------------------------------------------------
   Purchased Steam
     M.L. Hibbard in Duluth, MN                         3 & 4         1949, 1951          49                   58,802       0.5
----------------------------------------------------------------------------------------------------------------------------------
        Total Steam                                                                    1,073                6,872,617      59.1
----------------------------------------------------------------------------------------------------------------------------------
   Hydro
     Group consisting of ten stations in MN                             Various          115                  511,341       4.4
----------------------------------------------------------------------------------------------------------------------------------
Purchased Power
Square Butte burns lignite coal near Center, ND                                          322                1,933,302      16.6
   All Other - Net                                                                         -                2,310,849      19.9
----------------------------------------------------------------------------------------------------------------------------------
        Total Purchased Power                                                            322                4,244,151      36.5
----------------------------------------------------------------------------------------------------------------------------------
        Total                                                                          1,510               11,628,109     100.0%
----------------------------------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------
12                            ALLETE 2001 Form 10-K

BNI COAL owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite coal under cost-plus coal supply agreements expiring in 2027. (See Fuel and Note 13.) A large dragline, shop complex and other property at BNI Coal are leased under a leveraged lease agreement that expires in 2002. During 2000 BNI Coal entered into an agreement to purchase in 2002 all property and equipment subject to this lease for $4.7 million.

ENVENTIS TELECOM. Our telecommunications subsidiaries, MP Telecom and Enventis, Inc. (acquired in July 2001), are being merged to operate as Enventis Telecom. Enventis Telecom is an integrated data services provider offering fiber optic-based communication and advanced data services to businesses and communities in Minnesota and Wisconsin. Enventis Telecom provides converged IP (or Internet protocol) services that allow all communications (voice, video and data) to use the same delivery technology. Enventis Telecom owns or has rights to approximately 1,500 route miles of fiber optic cable. These route miles contain multiple fibers that total approximately 47,500 fiber miles. Enventis Telecom also owns optronic and data switching equipment that is used to "light up" the fiber optic cable and provides customer bandwidth services. Enventis Telecom services customers from facilities that are primarily leased from third parties.

RAINY RIVER ENERGY is engaged in the acquisition and development of merchant generation and wholesale power marketing. Merchant generation is non-rate base generation sold at wholesale at market-based rates, pursuant to authority from the FERC.

RETAIL ELECTRIC SALES

Approximately 62% of the ore consumed by integrated steel facilities in the United States originates from five taconite customers of Minnesota Power. Taconite, an iron-bearing rock of relatively low iron content that is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 33 million tons in 2001 (47 million tons in 2000; 43 million tons in 1999). The decrease in 2001 taconite production was due to the closing of LTV, which was not a Large Power Customer (defined below), and reduced demand for iron ore from the operating mines as a result of high steel import levels and a softer economy. Based on our research of the taconite industry, Minnesota taconite production for 2002 is anticipated to be about 36 million tons. While taconite production is currently expected to continue at annual levels of about 35 million tons, the longer-term outlook of this cyclical industry is less certain. We expect any excess energy not used by our Large Power Customers will be marketed through Split Rock Energy.

LARGE POWER CUSTOMER CONTRACTS. Minnesota Power has large power customer contracts with 12 customers (Large Power Customers), each of which requires 10 MW or more of generating capacity. Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. (See table on next page.) In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a bi-annual (power pool season) basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for the entire term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs which provides a discounted demand rate and energy priced at Minnesota Power's incremental cost after serving all firm power obligations. Minnesota Power also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power's cost. Incremental production service is interruptible. Contracts with 10 of the 12 Large Power Customers provide for deferral without interest of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage.

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

MINIMUM REVENUE AND DEMAND UNDER CONTRACT
AS OF FEBRUARY 1, 2002
--------------------------------------------------------------
                           MINIMUM                   MONTHLY
                       ANNUAL REVENUE               MEGAWATTS
--------------------------------------------------------------
2002                   $79.3 million                   523
2003                   $65.2 million                   385
2004                   $58.3 million                   344
2005                   $41.9 million                   250
2006                   $30.9 million                   183
--------------------------------------------------------------
BASED ON PAST EXPERIENCE AND PROJECTED OPERATING LEVELS, WE BELIEVE REVENUE FROM LARGE POWER CUSTOMERS WILL BE SUBSTANTIALLY IN EXCESS OF THE MINIMUM CONTRACT AMOUNTS.

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           13

CONTRACT STATUS FOR MINNESOTA POWER LARGE POWER CUSTOMERS
AS OF FEBRUARY 1, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 EARLIEST
CUSTOMER                          INDUSTRY               LOCATION                   OWNERSHIP                    TERMINATION DATE
------------------------------------------------------------------------------------------------------------------------------------
Eveleth Mines LLC                 Taconite               Eveleth, MN                45% Rouge Steel Co.          October 31, 2008
                                                                                    40% AK Steel Co.
                                                                                    15% Stelco Inc.

Hibbing Taconite Co.              Taconite               Hibbing, MN                70.3% Bethlehem Steel Corp.  December 31, 2008
                                                                                    15% Cleveland-Cliffs Inc.
                                                                                    14.7% Stelco Inc.

Ispat Inland Mining Company       Taconite               Virginia, MN               Ispat Inland Steel Company   December 31, 2007

National Steel Pellet Co.         Taconite               Keewatin, MN               National Steel Corp.         December 31, 2005

USX Corporation                   Taconite               Mt. Iron, MN               USX Corporation              December 31, 2007

Blandin Paper Company             Paper                  Grand Rapids, MN           UPM-Kymmene Corporation      April 30, 2006

Boise Cascade Corporation         Paper                  International Falls, MN    Boise Cascade Corporation    December 31, 2002

Potlatch Corporation              Paper, Pulp and        Cloquet, MN                Potlatch Corporation         December 31, 2008
                                  Wood Products          Brainerd, MN
                                                         Grand Rapids, MN

Stora Enso North America,         Paper and Pulp         Duluth, MN                 Stora Enso                   July 31, 2008
   Duluth Paper Mill and
   Duluth Recycled Pulp Mill

USG Interiors, Inc.               Manufacturer           Cloquet, MN                USG Corporation              December 31, 2005

Enbridge Energy Company,          Pipeline               Deer River, MN             Enbridge Energy Company,     May 31, 2004
   Limited Partnership                                   Floodwood, MN                Limited Partnership

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

Minnesota Power has contracts to purchase capacity and energy from various entities. The largest contract is with Square Butte. Under an agreement with Square Butte, expiring at the end of 2026, Minnesota Power is currently entitled to approximately 71% of the output of a 455-MW coal-fired generating unit located near Center, North Dakota. (See Note 13.)

In October 2000 Minnesota Power entered into a power purchase agreement with Great River. Under this agreement Minnesota Power purchased 240 MW beginning June 2001 until April 2003 and 80 MW from May 2003 to April 2004 from Lakefield Junction Station, a natural gas-fired peaking plant located in southern Minnesota.

For capacity sales see Wholesale Electric Sales.

FUEL

Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana and Wyoming. Coal consumption in 2001 for electric generation at Minnesota Power's Minnesota coal-fired generating stations was about 4.5 million tons. As of December 31, 2001 Minnesota Power had a coal inventory of about 535,000 tons. Minnesota Power has four coal supply agreements with Montana suppliers. Under these agreements Minnesota Power has the tonnage flexibility to procure 70% to 100% of its total coal requirements. Minnesota Power will obtain coal in 2002 under these agreements and in the spot market. This mix of coal supply options allows Minnesota Power to manage market price and supply risk and to take advantage of favorable spot market prices. Minnesota Power is exploring future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

The Burlington Northern and Santa Fe Railway Company transports coal by unit train from the Powder River Basin to Minnesota Power's generating stations. In 2001 Minnesota Power and Burlington Northern entered into a 10-year agreement under which Burlington Northern will ship all of Minnesota Power's coal needs to the Boswell Energy Center

     ---------------------------------------------------------------------------
14                            ALLETE 2001 Form 10-K
near Grand Rapids, Minnesota, to the Laskin Energy Center in Hoyt Lakes, Minnesota, and to Taconite Harbor Energy Center near Schroeder, Minnesota, through 2011.

COAL DELIVERED TO MINNESOTA POWER
YEAR ENDED DECEMBER 31           2001        2000        1999
---------------------------------------------------------------
Average Price Per Ton           $20.52      $21.19      $20.60
Average Price Per MBtu           $1.18       $1.16       $1.14
---------------------------------------------------------------

The Square Butte generating unit operated by Minnkota Power burns North Dakota lignite coal supplied by BNI Coal, in accordance with the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 2001 was approximately 76 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit.

WHOLESALE ELECTRIC SALES

Minnesota Power has wholesale contracts with a number of municipal customers. See Regulatory Issues - Federal Energy Regulatory Commission.)

In an increasingly volatile wholesale marketplace, Minnesota Power's Split Rock Energy alliance mitigates marketplace risk while creating additional marketing opportunities for both Minnesota Power and Great River. MPEX, which is expected to transfer its operations to Split Rock Energy by March 2002, provides power trading and marketing, energy sourcing and risk management services to Split Rock Energy. Split Rock Energy's risk management policies are consistent with Minnesota Power's.

In September 1999 Rainy River Energy entered into an amended 15-year power purchase agreement with a company that was subsequently purchased by NRG Energy, Inc., an independent power producer. The agreement includes the purchase of the output of one entire unit (approximately 275 MW) of a four unit (approximately 1,100 MW) natural gas-fired combined cycle generation facility located near Chicago, Illinois. Construction of the generation facility began in 2000 and completion is expected in April 2002. Rainy River Energy will be obligated to pay fixed capacity related charges beginning May 1, 2002. Rainy River Energy has entered into a 15-year agreement to sell approximately 50 MW, has a 10-year agreement to sell another 50 MW and is engaged in wholesale marketing of the remaining electrical power. Under the terms of the resale agreements, the buyers will pay a charge for capacity made available and energy delivered starting May 1, 2002 and procure their own fuel. Rainy River Energy plans to arrange for its fuel supply through a blend of purchases including spot market and hedges structured to match the wholesale marketing of the remaining electrical power. It is currently expected that the agreement with NRG Energy, Inc. and resale contracts will be transferred to Minnesota Power, which will market the remaining wholesale power produced by this unit through Split Rock Energy. Minnesota Power expects the agreement will enhance its ability to serve an expanding customer base within the MISO region (See Regulatory Issues - Federal Energy Regulatory Commission), as well as enable additional participation in the wholesale bulk power marketplace.

In June 1999 Minnesota Power announced plans to build a natural gas-fired, combustion turbine power plant near Superior, Wisconsin. Unavailability of combustion turbines led to a decision to purchase near-term peaking capacity from Great River's new Lakefield Junction Station for 2001 to 2004. In August 2001 Minnesota Power announced that its subsidiary, Rainy River Energy Corporation - Wisconsin was proceeding with the permitting for a 160-MW merchant peaking plant in Superior expected to be in service in late 2003. Rainy River Energy Corporation - Wisconsin has sold 100 MW of the plant output under a long-term contract.

In August 2001 Minnesota Power and UPM-Kymmene, the owner of Blandin Paper, proposed a state-of-the-art energy facility adjacent to Blandin Paper in Grand Rapids, Minnesota, through a partnering arrangement. A new company, Rapids Power LLC, was created to own the facility. Rainy River Energy owns 71.5% of Rapids Power and Blandin Paper owns 28.5%. Rapids Power plans to build a low-sulfur sub-bituminous coal-fired generating facility designed to satisfy up to 40% of its fuel requirements by burning renewable biomass fuel, such as wood waste. The project, which is expected to cost Minnesota Power $200 million, is contingent on timely receipt of necessary federal and state approvals and permits and final approval by Blandin Paper and Minnesota Power.

In October 2001 Rainy River Energy completed a transaction with LTV and Cleveland-Cliffs to acquire the 225-MW Taconite Harbor Energy Center and other non-mining assets for $75 million. One of the three 75-MW units in this facility was re-started for commercial operation in January 2002. The other units are expected to be on-line by May 2002. Rainy River Energy has filed the necessary market-based rate tariff applications with FERC to sell in the wholesale market by Split Rock Energy. In December 2001 Minnesota Power requested approval from the MPUC to acquire the ownership of the facility. Under Minnesota Power ownership, the generation output would still be sold in the wholesale market and it is anticipated that only in limited circumstances could some of the energy be allocated to Minnesota Power customers through Split Rock Energy.

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           15

REGULATORY ISSUES

We are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility companies.

We are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Minnesota Power's service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 25%, 3% and 3%, respectively, of our 2001 consolidated operating revenue.

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

Minnesota Power requires that all large industrial and commercial customers under contract specify the date when power is first required, and thereafter the customer is billed for at least the minimum power for which they contracted. These conditions are part of all contracts covering power to be supplied to new large industrial and commercial customers and to current customers as their contracts expire or are amended. All contracts provide that new rates which have been approved by appropriate regulatory authorities will be substituted immediately for existing rates, without regard to any unexpired term of the existing contract. All rates and other contract terms are subject to approval by appropriate regulatory authorities.

FEDERAL ENERGY REGULATORY COMMISSION. The FERC has jurisdiction over our wholesale electric service and open access transmission service. Minnesota Power's hydroelectric facilities, which are located in Minnesota, are licensed by the FERC. (See Environmental Matters - Water.)

Minnesota Power has long-term contracts with 16 Minnesota municipalities receiving wholesale electric service. Three contracts are for service through 2002 and 2005, while the other 13 are for service through at least 2007. The contracts limit rate increases (including fuel costs) to about 2% per year on a cumulative basis. In 2001 municipal customers purchased 688,000 MWh from Minnesota Power.

Effective February 28, 2001 Minnesota Power and SWL&P became members of the MISO pursuant to FERC's Order No. 2000 and Wisconsin state law. Minnesota Power and SWL&P retain ownership of their respective transmission assets and control area functions, but will operate their transmission network under the regional operational control of the MISO and take and provide transmission service under the MISO tariff. On December 19, 2001 FERC approved MISO as the nation's first regional transmission organization (RTO) under Order No. 2000 criteria, noting that it believes the MISO will benefit the public interest by enhancing the reliability of the Midwest electric grid and facilitating and enhancing wholesale competition. The MISO will accomplish this primarily through standardization of rates, terms and conditions of transmission service over a broad region encompassing all or parts of 20 states and one Canadian province, and over 120,000 MW of generating capacity MISO operations are phasing in during the first half of 2002.

Minnesota Power also participates in MAPP, a power pool operating in parts of eight states in the Upper Midwest and in three provinces in Canada. MAPP functions include a regional reliability council that maintains generation reserve sharing requirements and a wholesale power and energy market committee.

MINNESOTA PUBLIC UTILITIES COMMISSION. Minnesota Power's retail rates are based on a 1994 MPUC retail rate order that allows for an 11.6% return on common equity dedicated to utility plant.

Minnesota requires investor owned electric utilities to spend a minimum of 1.5% of gross annual retail electric revenue on conservation improvement programs
(CIP) each year. These investments are recovered from retail customers through a billing adjustment and amounts included in retail base rates. The MPUC allows utilities to accumulate, in a deferred account for future recovery, all CIP expenditures as well as a carrying charge on the deferred account balance, which was $0.3 million at December 31, 2001. During 1999 the Minnesota legislature enacted Minnesota Power-supported legislation allowing customers with 20 MW or more of connected load at one service point to opt out of the CIP minimum spending requirements, and associated expense recovery, upon showing the MPUC that they had implemented all reasonably available conservation measures. Opt outs were approved in early 2000 for seven of Minnesota Power's industrial customers. The 2000/2001 CIP investment goal was $2.7 million each year with actual spending at $1.9 million and $2.6 million, respectively. Minnesota Power has addressed the shortfall with the Minnesota Department of Commerce, the agency with authority over CIP spending programs, and expects to resolve the spending shortfall during 2002.


     ---------------------------------------------------------------------------
16                            ALLETE 2001 Form 10-K

Until 1999 the MPUC approved Minnesota Power's request to recover lost margins. Lost margins represented energy sales lost over a five-year period due to Minnesota Power's efforts to assist customers in conserving energy. Lost margin recovery compensated utilities for reduced sales resulting from CIP activities. In 1999 the MPUC denied Minnesota Power's request to recover $3.5 million of lost margins related to 1998 CIP activities. Minnesota Power appealed the decision to the Minnesota Court of Appeals. In December 2000 the court reversed the MPUC's denial of Minnesota Power's 1998 lost margin claim. The court found that the MPUC's action constituted retroactive ratemaking and was arbitrary and capricious. The MPUC appealed the court's decision to the Minnesota Supreme Court, which denied the appeal in February 2001. Minnesota Power subsequently requested and was granted approval to recover the 1998 lost margins and associated carrying charges during 2001. The recovery was completed in 2001.

PUBLIC SERVICE COMMISSION OF WISCONSIN. SWL&P's current retail rates are based on a September 2001 PSCW retail rate order that allows for a 12.25% return on common equity.

In 1999 Minnesota Power and Wisconsin Public Service Corporation (WPS) announced plans to construct a 220-mile, 345-kV Duluth-to-Wausau electric transmission line. The proposal, called "Power Up Wisconsin," is a direct response to former Wisconsin Governor Thompson's call to address the pressing need for more dependable electricity in Wisconsin and the Upper Midwest. In March 2001 the Minnesota Environmental Quality Board (MEQB) approved the Minnesota portion of the line. In August 2001 the PSCW unanimously agreed that construction of the line is necessary and in October 2001 issued its written order that outlines the details and route specifics of the line. Appeals are pending in Wisconsin. Depending on the outcome of the pending appeals, the new transmission line could be in service in 2005 at an estimated cost of $200 million. Approximately $30 million to $40 million of the estimated cost is for facilities in Minnesota that may be owned by Minnesota Power.

The PSCW must approve the ownership, control and operation of any affiliated wholesale merchant generating plants in Wisconsin. (See Wholesale Electric Sales.)

COMPETITION

INDUSTRY RESTRUCTURING. The electric utility industry continues to restructure itself in response to growing competition at both the wholesale and retail levels. This restructuring has primarily affected Minnesota Power's wholesale power marketing and trading activity through Split Rock Energy, discussed above. New legislation and regulation that aims to maintain reliability, assure adequate energy supply, and address wholesale price volatility while encouraging wholesale competition is being considered at the federal level. Over one-half the states representing approximately 70% of the United States population have passed either legislation or regulation that initiates a process which may lead to retail customer choice. These initiatives lack momentum in Minnesota and Wisconsin. Legislative and regulatory activity, as well as the actions of competitors affect the way Minnesota Power strategically plans for its future. We cannot predict the timing or substance of any future legislation or regulation.

FRANCHISES

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 90 cities and towns located within its electric service territory. SWL&P holds franchises in 15 cities and towns within its service territory. The remaining cities and towns served do not require a franchise to operate within their boundaries.

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

In accordance with the Clean Air Act, the EPA has established nitrogen oxide limitations for electric generating units. To meet nitrogen oxide limitations, Minnesota Power installed advanced low-emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance emission limits. Nitrogen oxide limitations at Square Butte are being met by


---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           17
combustion tuning. Minnesota Power has obtained all necessary Title V air operating permits from the Minnesota Pollution Control Agency for its applicable facilities to conduct electric operations.

In December 2000 the EPA announced their decision to regulate mercury emissions from coal and oil-fired power plants under Section 112 of the Clean Air Act.
Section 112 will require all such power plants in the United States to adhere to the EPA maximum achievable control technology (MACT) standards for mercury. The EPA's announcements clarified that the EPA will establish applicable mercury MACT standards through a four-year rule-making and public comment period, giving consideration to factors such as a facility's installed design and operation. Final regulations defining control requirements are planned for December 2004. Cost estimates are premature at this time.

In December 2000 Minnesota Power received a request from the EPA, under Section 114 of the Clean Air Act, seeking information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We are unable to predict whether the EPA will take any further action on this matter or whether Minnesota Power will be required to incur any costs as a result. An EPA statement on prospective New Source Review revisions is expected in early 2002.

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

Minnesota Power holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 118 MW. In June 1996 Minnesota Power filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC for Minnesota Power's St. Louis River Hydro Project. Separate petitions for review were also filed by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band), two intervenors in the licensing proceedings. The court consolidated the three petitions for review and suspended the briefing schedule while Minnesota Power and the Fond du Lac Band negotiate the reasonable fee for use of tribal lands as mandated by the new license. Both parties informed the court that these negotiations may resolve other disputed issues, and they are obligated to report to the court periodically the status of these discussions. Beginning in 1996, and most recently in January 2002, Minnesota Power filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license that might conflict with the settlement discussions. In 2001 the Fond du Lac Band and Minnesota Power reached a confidential settlement agreement for the St. Louis River Hydro Project. The Fond du Lac Band and Minnesota Power have included the U.S. Department of Interior in the settlement process in an effort to achieve a comprehensive agreement with all intervening parties to the project license. Any final settlement must be approved by the FERC, who would then amend the project license in accordance with the settlement agreement.

SOLID AND HAZARDOUS WASTE. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes and hazardous wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. Minnesota Power is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA.

Rainy River Energy is in the permitting process to construct, in early 2002, a dry ash disposal landfill to handle ash generated from the Taconite Harbor Energy Center at a cost estimated to be $800,000.

In response to EPA Region V's request for utilities to participate in the Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl
(PCB) inventories, Minnesota Power has scheduled replacement of PCB-contaminated oil by the end of 2004. The total cost is expected to be between $2.5 million and $3 million, of which $1.1 million was spent through December 31, 2001.

     ---------------------------------------------------------------------------
18                            ALLETE 2001 Form 10-K

AUTOMOTIVE SERVICES

Automotive Services includes several subsidiaries that are integral parts of the vehicle redistribution business. Vehicle sales within the auto auction industry are expected to rise at a rate of 2% to 3% annually through 2003. Automotive Services plans to grow through increased sales at existing businesses, selective acquisitions in both wholesale and "total loss" vehicle auction facilities, integration of "total loss" vehicle services at certain wholesale vehicle auction facilities and expansion of services to customers. The discussion below summarizes the major businesses we include in Automotive Services. Statistical information is presented as of December 31, 2001. All subsidiaries are wholly owned.

ADESA is the second largest wholesale vehicle auction network in North America. Headquartered in Indianapolis, Indiana, ADESA owns (or leases) and operates 53 wholesale vehicle auction facilities in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies.

The table on the next page lists the vehicle auctions owned or leased by ADESA. Each auction has a multi-lane, drive-through auction facility, as well as additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles for auction.

ADESA IMPACT in the U.S. and IMPACT AUTO in Canada, collectively ADESA Impact, represent the third largest "total loss" vehicle service business in North America. They provide "total loss" vehicle services to the property and casualty insurance industry, and vehicle leasing and rental car companies. ADESA Impact provides "total loss" vehicle claim services such as vehicle appraisals, inspections, evaluations, titling and settlement administration to its clients. Auto imaging, Internet bidding and vehicle enhancement services are provided through an array of "total loss" management programs. ADESA Impact has 23 "total loss" auction facilities in the United States and Canada. United States operations are based in Rhode Island and Canadian operations are headquartered in Toronto.

COMSEARCH provides professional claim outsourcing services to the property and casualty insurance industry and is the nation's largest automobile recycled part locating service, processing over 100,000 part searches a month. Our locating service has over 2,300 customers. ComSearch's services compliment ADESA Impact's business. ComSearch is headquartered in Warren, Rhode Island.

AFC provides inventory financing for wholesale and retail automobile dealers who purchase vehicles from ADESA auctions, independent auctions, other auction chains and outside sources. AFC is headquartered in Indianapolis, Indiana, and has 82 loan production offices at or near auto auctions across North America. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC. AFC's computer-based system follows each loan from origination to payoff and allows AFC to better manage its business, while expediting services through its branch network to 18,000 registered dealers.

PAR, which is doing business as PAR North America, provides customized vehicle remarketing services to various companies such as banks, non-prime finance companies, captive finance, leasing companies, commercial fleets and rental car companies throughout the United States. PAR's services include nationwide repossessions, remarketing, pre- and post-term lease-end management, 50-state titling services and Canadian registrations turned to U.S. titles. PAR offers its telemarketing service through its affiliate company, EndTrust. PAR, together with another affiliate company ADESA Importation, offer a complete range of vehicle importation services. PAR has its headquarters in Carmel, Indiana.

AUTOVIN provides technology-enabled vehicle inspection services and inventory auditing to the automotive industry and the industry's secured lenders. AutoVIN's services include vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspection. AutoVIN works closely with AFC to offer auto dealers one-stop shopping for financial and information services.

ADESA IMPORTATION is headquartered in Holly, Michigan, with additional facilities in Buffalo, New York; Grand Forks, North Dakota; Sweetgrass, Montana; and Blaine, Washington. ADESA Importation is the largest independent, commercial registered importer of vehicles in the United States. It provides a full range of importation services, including marshalling, transportation, brokerage, titling, tax processing and speedometer/odometer conversions from metric to the U.S. measuring system.

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           19

                                                                                                 YEAR               NUMBER OF
                                                                           STATE/              OPERATIONS            AUCTION
ADESA AUCTIONS                                     CITY                    PROVINCE            COMMENCED              LANES
------------------------------------------------------------------------------------------------------------------------------
UNITED STATES
   ADESA Birmingham                                Moody                   Alabama                1987                  10
   ADESA Phoenix                                   Chandler                Arizona                1988                  12
   ADESA Central Arkansas<F1>                      Beebe                   Arkansas               1987                   6
   ADESA Little Rock<F1>                           Little Rock             Arkansas               1984                  10
   ADESA Los Angeles                               Mira Loma               California             2000                   6
   ADESA Sacramento                                Fremont                 California             1997                   5
   ADESA San Diego                                 San Diego               California             1982                   6
   ADESA Golden Gate                               San Francisco           California             1985                   6
   ADESA Colorado Springs                          Colorado Springs        Colorado               1982                   5
   ADESA Clearwater<F1>                            Clearwater              Florida                1972                   4
   ADESA Jacksonville                              Jacksonville            Florida                1996                   6
   ADESA Ocala<F2>                                 Ocala                   Florida                1996                   5
   ADESA Orlando-Sanford                           Sanford                 Florida                1987                   8
   ADESA Tampa                                     Tampa                   Florida                1989                   8
   ADESA Atlanta                                   Newnan                  Georgia                1986                   6
   ADESA Southern Indiana<F3>                      Edinburgh               Indiana                1997                   3
   ADESA Indianapolis                              Plainfield              Indiana                1983                  10
   ADESA Des Moines                                Grimes                  Iowa                   1967                   5
   ADESA Lexington                                 Lexington               Kentucky               1982                   6
   ADESA Ark-La-Tex                                Shreveport              Louisiana              1979                   5
   ADESA Concord                                   Acton                   Massachusetts          1947                   5
   ADESA Boston<F1>                                Framingham              Massachusetts          1995                  11
   ADESA Lansing                                   Dimondale               Michigan               1976                   5
   ADESA St. Louis                                 Barnhart                Missouri               1987                   3
   ADESA Kansas City                               Lee's Summit            Missouri               1963                   7
   ADESA New Jersey                                Manville                New Jersey             1996                   8
   ADESA Buffalo                                   Akron                   New York               1992                  10
   ADESA Charlotte<F1>                             Charlotte               North Carolina         1994                  10
   ADESA Cincinnati/Dayton                         Franklin                Ohio                   1986                   8
   ADESA Cleveland<F1>                             Northfield              Ohio                   1994                   8
   ADESA Tulsa                                     Tulsa                   Oklahoma               1987                   6
   ADESA Pittsburgh                                Mercer                  Pennsylvania           1971                   7
   ADESA Knoxville<F1>                             Lenoir City             Tennessee              1984                   6
   ADESA Memphis                                   Memphis                 Tennessee              1990                   6
   ADESA Austin<F1>                                Austin                  Texas                  1990                   6
   ADESA Houston                                   Houston                 Texas                  1995                   8
   ADESA Dallas                                    Mesquite                Texas                  1990                   8
   ADESA San Antonio                               San Antonio             Texas                  1989                   8
   ADESA Seattle                                   Auburn                  Washington             1984                   4
   ADESA Wisconsin                                 Portage                 Wisconsin              1984                   5
CANADA
   ADESA Calgary                                   Airdrie                 Alberta                2000                   4
   ADESA Edmonton<F1>                              Edmonton                Alberta                1988                   3
   ADESA Vancouver                                 New Westminster         British Columbia       1972                   7
   CAG Vancouver<F1>                               Surrey                  British Columbia       1986                   2
   ADESA Winnipeg                                  Winnipeg                Manitoba               1987                   4
   ADESA Moncton                                   Moncton                 New Brunswick          1987                   2
   ADESA St. John's<F1>                            St. John's              Newfoundland           1994                   1
   ADESA Halifax                                   Enfield                 Nova Scotia            1993                   5
   ADESA Kitchener                                 Ayr                     Ontario                1988                   4
   ADESA Toronto                                   Brampton                Ontario                1987                   6
   ADESA Ottawa                                    Vars                    Ontario                1990                   5
   ADESA Montreal                                  St. Eustache            Quebec                 1974                  12
   ADESA Saskatoon<F1>                             Saskatoon               Saskatchewan           1980                   2
------------------------------------------------------------------------------------------------------------------------------

<F1> LEASED AUCTION FACILITIES. (SEE NOTE 7.)
<F2> ADESA OWNS 51% OF THIS AUCTION BUSINESS.
<F3> ADESA OWNS 80% OF THIS AUCTION BUSINESS.

     ---------------------------------------------------------------------------
20                            ALLETE 2001 Form 10-K

COMPETITION

Within the automobile auction industry, ADESA's competition includes independently owned auctions, as well as a major chain and associations with auctions in geographic proximity. ADESA competes with these other auctions for a supply of vehicles to be sold on consignment for automobile dealers, financial institutions and other sellers. ADESA also competes for a supply of rental repurchase vehicles from automobile manufacturers for auction at factory sales. Automobile manufacturers often choose between auctions across multi-state areas in distributing rental repurchase vehicles. ADESA competes for these customers by attempting to attract a large number of dealers to purchase vehicles, which ensures competitive prices and supports the volume of vehicles auctioned. ADESA is also competitive by providing a full range of automotive services, including dealer inventory financing, reconditioning services that prepare vehicles for auction and processing of sales transactions.

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

PAR provides customized remarketing services throughout North America. Although other providers are larger in size and volume, PAR's competition comes from a handful of similar service providers, none of which offer as many diverse services. PAR offers an interactive website, electronically connecting customers with its services. In 2001 PAR included interactive connection with repossession agents and auction vendor networks. PAR's affiliation with EndTrust gives it a competitive edge in gaining market share in the lease-end management services arena. Another area that distinguishes PAR from its competition is ADESA Importation.

ADESA Impact's competition is primarily two major investor owned "total loss" auction businesses that are located across the United States. We believe through strategic acquisitions, shared facilities with ADESA, and greenfield expansion that ADESA Impact can become a prominent "total loss" services provider to the insurance industry in the United States. In Canada, ADESA Impact is the largest provider of "total loss" vehicle services. Its competitors include auto recyclers and dismantlers, independent auto auctions, brokers and Internet auction companies. ADESA Impact believes it is strategically positioned in this niche market in providing a full array of value-added services to its insurance clients including Internet programs, data analyses, consultation and "total loss" vehicle services throughout North America.

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

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           21

INVESTMENTS AND CORPORATE CHARGES

Our Investments and Corporate Charges segment consists of real estate operations, investments in emerging technologies related to the electric utility industry, a securities portfolio and corporate charges. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment. The discussion below summarizes the major components of Investments. Statistical information is presented as of December 31, 2001 unless otherwise noted. All subsidiaries are wholly owned unless otherwise specifically indicated.

REAL ESTATE OPERATIONS. Our real estate operations include CAPE CORAL HOLDINGS; PALM COAST LAND, LLC; PALM COAST FOREST, LLC; WINTER HAVEN CITI CENTRE, LLC; and an 80% ownership in LEHIGH. Through subsidiaries, we own Florida real estate operations in five different locations:

     - Lehigh Acres with 1,000 acres of land and approximately 400 home sites adjacent to Fort Myers, Florida;

     -   Sugarmill Woods with 420 home sites in Citrus County, Florida;

     - Palm Coast with 1,300 home sites and 16,000 acres of residential, commercial and industrial land at Palm Coast, Florida. Palm Coast is a planned community between St. Augustine and Daytona Beach;

     - Winter Haven, located in central Florida, with a retail shopping center located on a 30-acre site and three out parcels of land that are available for sale; and

     - Cape Coral, also located adjacent to Fort Myers, Florida, with 325 acres of commercial and residential zoned land, including home sites and commercial buildings.

Our real estate operations may, from time to time, acquire packages of diversified properties at low cost, add value through entitlements and infrastructure enhancements and sell the properties at current market prices.

EMERGING TECHNOLOGY INVESTMENTS. Since 1985 we have invested $46.4 million in start-up companies which are developing technologies that may be utilized by the electric utility industry. We are committed to invest an additional $11.0 million through 2008. The investments were first made through emerging technology funds (Funds) initiated by other electric utilities and us. More recently, we have made investments directly in privately held companies. The majority of our direct investments relate to distributed generation technology, such as micro generation and fuel cell technology. Many of these direct investments are also in the Funds' portfolios.

The Funds have also made investments in companies that develop advanced technologies to be used by the utility industry, including electrotechnologies, renewable energy technologies, and software and communications technologies related to utility customer support systems.

Several of the companies in the Funds' portfolios completed initial public offerings (IPOs) in 2000. Subsequent to the public trading of the IPO companies, the Funds will, in some instances, distribute publicly tradable shares to us. Some restrictions on sale may apply, including, but not limited to, underwriter lock-up periods that typically extend for 180 days following an IPO. As companies included in our emerging technology investments are sold, we will recognize a gain or loss. Portions of any proceeds received on these investments may be reinvested back into companies to encourage development of future technology.

Since going public, the market value of the publicly traded investments has experienced significant volatility. Our investment in the companies that have gone public had a cost basis of approximately $12 million at December 31, 2001 ($12 million at December 31, 2000). The aggregate market value of these investments at December 31, 2001 was approximately $24 million ($52 million at December 31, 2000).

SECURITIES PORTFOLIO. Our securities portfolio is managed by selected outside managers as well as internal managers. It is intended to provide stable earnings and liquidity. Proceeds from the securities portfolio are available for investment in existing businesses, to fund strategic initiatives and for other corporate purposes. Our investment in the securities portfolio at December 31, 2001 was $156 million ($91 million at December 31, 2000).

ENVIRONMENTAL MATTERS

Certain businesses included in our Investments and Corporate Charges segment are subject to regulation by various federal, state and local authorities concerning air quality, water quality, solid wastes and other environmental matters. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We do not currently anticipate that potential capital expenditures for environmental matters will be material. However, because environmental laws and regulations are constantly evolving, the character, scope and ultimate costs of environmental compliance cannot be estimated.

     ---------------------------------------------------------------------------
22                            ALLETE 2001 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                                                               INITIAL
EXECUTIVE OFFICERS                                                                                         EFFECTIVE DATE
---------------------------------------------------------------------------------------------------------------------------
DAVID G. GARTZKE, Age 58
       Chairman, President and Chief Executive Officer                                                    January 23, 2002
       President                                                                                          August 28, 2001
       Senior Vice President - Finance and Chief Financial Officer                                        December 1, 1994

DONNIE R. CRANDELL, Age 58
       Executive Vice President - ALLETE;
           President - ALLETE Water Services, Inc.; and
           President and Chief Executive Officer - Florida Water                                          September 6, 2001
       Executive Vice President - ALLETE and President - ALLETE Properties, Inc.                          January 15, 1999
       Senior Vice President - ALLETE and President - ALLETE Properties, Inc.                             January 1, 1996

ROBERT D. EDWARDS, Age 57
       Executive Vice President - ALLETE and
           Chief Executive Officer - Minnesota Power                                                      December 19, 2001
       Executive Vice President - ALLETE and President - Minnesota Power                                  July 26, 1995

BRENDA J. FLAYTON, Age 46
       Vice President - Human Resources                                                                   July 22, 1998

JAMES P. HALLETT, Age 48
       Executive Vice President - ALLETE and
           President and Chief Executive Officer - ALLETE Automotive Services,  Inc.                      November 5, 2001
       Executive Vice President - ALLETE and Chief Executive Officer - ADESA                              October 1, 2001
       Executive Vice President - ALLETE and President and Chief Executive Officer - ADESA                April 23, 1997
       President and Chief Executive Officer - ADESA                                                      August 21, 1996
       President - ADESA Canada Inc.                                                                      May 26, 1994

PHILIP R. HALVERSON, Age 53
       Vice President, General Counsel and Secretary                                                      January 1, 1996

DAVID P. JERONIMUS, Age 59
       Vice President - Environmental Services - ALLETE and
           Senior Vice President - Environmental Services - Minnesota Power                               January 1, 2002
       Vice President - Environmental Services - ALLETE                                                   February 1, 1999

MARK A. SCHOBER, Age 46
       Vice President and Controller                                                                      April 18, 2001
       Controller                                                                                         March 1, 1993

TIMOTHY J. THORP, Age 47
       Vice President - Investor Relations and Corporate Communications                                   November 16, 2001

JAMES K. VIZANKO, Age 48
       Vice President, Chief Financial Officer and Treasurer                                              August 28, 2001
       Vice President and Treasurer                                                                       April 18, 2001
       Treasurer                                                                                          March 1, 1993

CLAUDIA SCOTT WELTY, Age 49
       Vice President - Information Technology                                                            February 1, 1999
       Vice President - Support Services                                                                  July 1, 1995



---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           23

All of the executive officers have been employed by us for more than five years in executive or management positions. In the five years prior to election to the positions shown on the previous page, Ms. Flayton was director of human resources, Mr. Jeronimus was director of environmental resources and Mr. Thorp was director of investor relations.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed on the previous page extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 14, 2002.

ITEM 2. PROPERTIES

Properties are included in the discussion of our business in Item 1. and are incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of our business in Item 1. and are incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

We have paid dividends without interruption on our common stock since 1948. A quarterly dividend of $0.275 per share on our common stock will be paid on March 1, 2002 to the holders of record on February 15, 2002. Our common stock is listed on the New York Stock Exchange under the symbol ALE. Dividends paid per share, and the high and low prices for our common stock for the periods indicated as reported by the New York Stock Exchange on its NYSEnet website, are in the accompanying chart.

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. In 2001 we paid out 59% of our per share earnings in dividends.

Our Articles of Incorporation, and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 2001 no retained earnings were restricted as a result of these provisions. At January 31, 2002 there were approximately 39,000 common stock shareholders of record.

                                     Price Range
                              -------------------------             Dividends
Quarter                        High                Low                Paid
------------------------------------------------------------------------------
2001 - First                  $26.00             $20.19              $0.2675
       Second                  26.13              22.04               0.2675
       Third                   26.89              21.50               0.2675
       Fourth                  25.85              21.14               0.2675
------------------------------------------------------------------------------
       Annual Total                                                  $1.07
------------------------------------------------------------------------------
2000 - First                  $18.06             $14.75              $0.2675
       Second                  20.75              16.00               0.2675
       Third                   24.25              17.31               0.2675
       Fourth                  25.50              20.13               0.2675
------------------------------------------------------------------------------
       Annual Total                                                  $1.07
------------------------------------------------------------------------------



     ---------------------------------------------------------------------------
24                            ALLETE 2001 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA

Operating results of our Water Services businesses and auto transport company are included in discontinued operations and, accordingly, amounts have been adjusted for all periods presented. Common share and per share amounts have also been adjusted for all periods to reflect our March 2, 1999 two-for-one common stock split.

BALANCE SHEET                                        2001            2000           1999          1998          1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
Millions
ASSETS
    Current Assets                                $  869.5        $  692.2       $  521.6      $  459.4      $  363.9     $  319.6
    Discontinued Operations - Current                 40.4            38.8           42.9          28.1          21.4         14.8
    Property, Plant and Equipment                  1,324.0         1,201.9        1,003.4         955.6         948.3        959.4
    Investments                                      141.0           116.4          197.2         263.5         252.9        236.5
    Goodwill                                         494.4           472.8          181.0         169.8         158.9        167.0
    Other Assets                                     103.6            87.3           82.4          91.2          98.9        103.4
    Discontinued Operations - Other                  309.6           304.6          284.1         241.3         242.0        249.6
-----------------------------------------------------------------------------------------------------------------------------------
                                                  $3,282.5        $2,914.0       $2,312.6      $2,208.9      $2,086.3     $2,050.3
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities                           $  658.7        $  661.6       $  366.1      $  326.3      $  317.8     $  319.0
    Discontinued Operations - Current                 45.8            45.4           32.2          19.7          24.8         20.7
    Long-Term Debt                                   933.8           817.2          577.9         540.6         553.0        605.4
    Other Liabilities                                270.3           257.5          265.2         286.0         288.9        287.5
    Discontinued Operations - Other                  155.1           156.5          158.9         144.2         145.3        100.4
    Mandatorily Redeemable Preferred
          Securities of ALLETE Capital I              75.0            75.0           75.0          75.0          75.0         75.0
    Redeemable Preferred Stock                           -               -           20.0          20.0          20.0         20.0
    Stockholders' Equity                           1,143.8           900.8          817.3         797.1         661.5        622.3
-----------------------------------------------------------------------------------------------------------------------------------
                                                  $3,282.5        $2,914.0       $2,312.6      $2,208.9      $2,086.3     $2,050.3
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
-----------------------------------------------------------------------------------------------------------------------------------
Millions

OPERATING REVENUE
    Energy Services                               $  620.8        $  589.5       $  554.5      $  559.8      $  541.9     $  529.2
    Automotive Services                              832.1           522.6          383.2         305.5         242.4        171.9
    Investments                                       74.8            77.4           57.8          55.5          60.7         48.6
-----------------------------------------------------------------------------------------------------------------------------------
                                                   1,527.7         1,189.5          995.5         920.8         845.0        749.7
-----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Fuel and Purchased Power                         233.1           229.0          200.2         205.7         194.1        190.9
    Operations                                     1,012.1           730.6          598.8         541.0         495.3        435.7
    Interest Expense                                  74.7            58.8           49.5          54.6          53.2         49.6
-----------------------------------------------------------------------------------------------------------------------------------
                                                   1,319.9         1,018.4          848.5         801.3         742.6        676.2
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME BEFORE CAPITAL RE AND ACE           207.8           171.1          147.0         119.5         102.4         73.5
INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE
    AND RELATED DISPOSITION OF ACE                       -            48.0          (34.5)         15.2          14.8         11.8
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM CONTINUING OPERATIONS          207.8           219.1          112.5         134.7         117.2         85.3
DISTRIBUTIONS ON REDEEMABLE PREFERRED
    SECURITIES OF ALLETE CAPITAL I                     6.0             6.0            6.0           6.0           6.0          4.7
INCOME TAX EXPENSE                                    73.2            76.2           50.3          48.6          42.0         16.9
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                    128.6           136.9           56.2          80.1          69.2         63.7
INCOME FROM DISCONTINUED OPERATIONS                   10.1            11.7           11.8           8.4           8.4          5.5
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           138.7           148.6           68.0          88.5          77.6         69.2
PREFERRED DIVIDENDS                                      -             0.9            2.0           2.0           2.0          2.4
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON STOCK                  138.7           147.7           66.0          86.5          75.6         66.8
COMMON STOCK DIVIDENDS                                81.8            74.5           73.0          65.0          62.5         59.6
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED (DEFICIT) IN THE BUSINESS                $   56.9        $   73.2       $   (7.0)     $   21.5      $   13.1     $    7.2
-----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           25


                                                     2001            2000           1999          1998          1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
SHARES OUTSTANDING - Millions
    Year-End                                          83.9            74.7           73.5          72.3          67.1         65.5
    Average<F1>
        Basic                                         75.8            69.8           68.4          64.0          61.2         58.6
        Diluted                                       76.5            70.1           68.7          64.2          61.2         58.6

DILUTED EARNINGS PER SHARE
    Continuing Operations                            $1.68           $1.94          $0.80         $1.22         $1.10        $1.05
    Discontinued Operations                           0.13            0.17           0.17          0.13          0.14         0.09
-----------------------------------------------------------------------------------------------------------------------------------
                                                     $1.81<F2>       $2.11<F3>      $0.97<F3>     $1.35         $1.24        $1.14
-----------------------------------------------------------------------------------------------------------------------------------
RETURN ON COMMON EQUITY                              13.3%           17.1%<F3>       8.3%<F3>     12.4%         12.1%        11.3%
COMMON EQUITY RATIO                                  49.9%           46.3%          49.3%         49.9%         44.9%        43.1%
DIVIDENDS PAID PER SHARE                             $1.07           $1.07          $1.07         $1.02         $1.02        $1.02
DIVIDEND PAYOUT                                      59.1%           50.7%<F3>       110%<F3>       76%           83%          89%
BOOK VALUE PER SHARE AT YEAR-END                    $13.63          $12.06         $10.97        $10.86         $9.69        $9.32
MARKET PRICE PER SHARE
    High                                            $26.89          $25.50         $22.09        $23.13        $22.00       $14.88
    Low                                             $20.19          $14.75         $16.00        $19.03        $13.50       $13.00
    Close                                           $25.20          $24.81         $16.94        $22.00        $21.78       $13.75
MARKET/BOOK AT YEAR-END                               1.85            2.06           1.54          2.03          2.25         1.48
PRICE EARNINGS RATIO AT YEAR-END                      13.9            11.8<F3>       17.5<F3>      16.3          17.6         12.1
DIVIDEND YIELD AT YEAR-END                            4.2%            4.3%           6.3%          4.6%          4.7%         7.4%
EMPLOYEES                                           13,763          12,633          8,246         7,003         6,817        6,537
NET INCOME
    Energy Services                                 $ 50.0          $ 43.1          $45.0         $47.4         $43.1        $39.4
    Automotive Services                               74.8            49.9           40.3          24.6          13.8          3.6
    Investments and Corporate Charges                  3.8            43.9<F3>      (29.1)<F3>      8.1          12.3         20.7
-----------------------------------------------------------------------------------------------------------------------------------
                                                     128.6           136.9           56.2          80.1          69.2         63.7
    Discontinued Operations                           10.1<F2>        11.7           11.8           8.4           8.4          5.5
-----------------------------------------------------------------------------------------------------------------------------------
                                                    $138.7          $148.6          $68.0         $88.5         $77.6        $69.2
-----------------------------------------------------------------------------------------------------------------------------------
ELECTRIC CUSTOMERS - Thousands                       145.0           144.0          139.7         138.1         135.8        135.1
ELECTRIC SALES - Millions of MWh                      10.9            11.7           11.3          12.0          12.4         13.2
POWER SUPPLY - Millions of MWh
    Steam Generation                                   6.9             6.4            6.2           6.3           6.1          6.4
    Hydro Generation                                   0.5             0.5            0.7           0.6           0.6          0.7
    Long-Term Purchase - Square Butte                  1.9             2.4            2.3           2.1           2.3          2.4
    Purchased Power                                    2.3             3.1            2.6           3.2           3.8          4.4
-----------------------------------------------------------------------------------------------------------------------------------
                                                      11.6            12.4           11.8          12.2          12.8         13.9
-----------------------------------------------------------------------------------------------------------------------------------
COAL SOLD - Millions of Tons                           4.1             4.4            4.5           4.2           4.2          4.5
VEHICLES SOLD - Thousands                            1,909           1,319          1,037           897           769          637
VEHICLES FINANCED - Thousands                          904             795            695           531           323          140
CAPITAL EXPENDITURES - Millions                     $153.0          $168.7          $99.7         $80.8         $72.2       $101.5
-----------------------------------------------------------------------------------------------------------------------------------

<F1> EXCLUDES UNALLOCATED ESOP SHARES.
<F2> INCLUDED A $4.4 MILLION, OR $0.06 PER SHARE, CHARGE TO EXIT THE AUTO TRANSPORT COMPANY.
<F3> IN MAY 2000 WE RECORDED A $30.4  MILLION,  OR $0.44 PER SHARE, AFTER-TAX  GAIN ON THE SALE OF 4.7 MILLION SHARES OF ACE THAT WE
     RECEIVED IN DECEMBER 1999 WHEN CAPITAL RE MERGED WITH ACE. AS A RESULT OF THE MERGER, IN 1999 WE RECORDED A $36.2 MILLION,  OR
     $0.52 PER SHARE, AFTER-TAX CHARGE. EXCLUDING THE CAPITAL RE AND ACE TRANSACTIONS, DILUTED EARNINGS PER SHARE WERE $1.67 IN 2000
     ($1.49 IN 1999), THE RETURN ON COMMON EQUITY WAS 13.6% IN 2000 (12.9% IN 1999), THE DIVIDEND PAYOUT WAS 64.1% IN 2000 (72% IN
     1999), THE PRICE EARNINGS  RATIO WAS 14.9 IN 2000 (11.4 IN 1999) AND NET INCOME FROM  INVESTMENTS  AND  CORPORATE  CHARGES WAS
     $29.3  MILLION IN 2000 ($26.8 MILLION IN 1999).

     ---------------------------------------------------------------------------
26                          ALLETE 2001 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW
                                                           2001                    2000                    1999
--------------------------------------------------------------------------------------------------------------------
Dollars in millions except per share amounts

OPERATING REVENUE
       Energy Services                                  $  620.8                $  589.5                  $554.5
       Automotive Services                                 832.1                   522.6                   383.2
       Investments                                          74.8                    77.4                    57.8
--------------------------------------------------------------------------------------------------------------------
                                                        $1,527.7                $1,189.5                  $995.5
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
       Energy Services                                  $  537.0                $  516.0                  $479.0
       Automotive Services                                 713.1                   438.6                   313.5
       Investments and
           Corporate Charges                                69.8                    63.8                    56.0
--------------------------------------------------------------------------------------------------------------------
                                                        $1,319.9                $1,018.4                  $848.5
--------------------------------------------------------------------------------------------------------------------
NET INCOME
       Energy Services                                    $ 50.0                  $ 43.1                   $45.0
       Automotive Services                                  74.8                    49.9                    40.3
       Investments and
           Corporate Charges                                 3.8                    13.5<F2>                 7.1<F3>
--------------------------------------------------------------------------------------------------------------------
                                                           128.6                   106.5                    92.4
       Capital Re and ACE
           Transactions                                        -                    30.4                   (36.2)
--------------------------------------------------------------------------------------------------------------------
                                                           128.6                   136.9                    56.2
       Discontinued Operations                              10.1<F1>                11.7                    11.8
--------------------------------------------------------------------------------------------------------------------
                                                          $138.7                  $148.6                   $68.0
--------------------------------------------------------------------------------------------------------------------
DILUTED AVERAGE SHARES
       OF COMMON STOCK                                      76.5                    70.1                    68.7
--------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
       OF COMMON STOCK
       Continuing Operations
           Before Capital Re and
           ACE Transactions                                $1.68                   $1.50                   $1.32
       Capital Re and
           ACE Transactions                                    -                    0.44                   (0.52)
--------------------------------------------------------------------------------------------------------------------
                                                            1.68                    1.94                    0.80
       Discontinued Operations                              0.13<F1>                0.17                    0.17
--------------------------------------------------------------------------------------------------------------------
                                                           $1.81<F1>               $2.11                   $0.97
--------------------------------------------------------------------------------------------------------------------
RETURN ON COMMON EQUITY                                    13.3%                   13.6%<F2>               12.9%<F3>
--------------------------------------------------------------------------------------------------------------------

<F1>   INCLUDED A $4.4 MILLION, OR $0.06 PER SHARE, CHARGE TO EXIT THE AUTO
       TRANSPORT COMPANY.

<F2>   INCLUDING THE $30.4 MILLION GAIN ASSOCIATED WITH THE ACE TRANSACTION,
       2000 NET INCOME FROM INVESTMENTS AND CORPORATE CHARGES WAS $43.9 MILLION FOR 2000 AND THE RETURN ON EQUITY WAS 17.1%. (SEE NOTE 15.)

<F3>   INCLUDING THE $36.2 MILLION CHARGE ASSOCIATED WITH THE CAPITAL RE
       TRANSACTION, 1999 NET INCOME FROM INVESTMENTS AND CORPORATE CHARGES WAS A $29.1 MILLION LOSS AND THE RETURN ON EQUITY WAS 8.3%. (SEE NOTE 15.)

Each of our operating segments continued to produce solid financial results during 2001, reflecting the success of ALLETE's growth initiatives. Even though the events of September 11, 2001 and their aftermath negatively impacted results for Automotive Services, performance from this segment remained strong in 2001. Excluding a charge to exit our auto transport company in 2001 and the ACE transaction in 2000 (see net income discussion), net income increased $24.9 million, or 21%, and earnings per share increased $0.20, or 12%, over 2000. The 2001 earnings per share calculation was impacted by our second quarter common stock issuance.

An evaluation of strategic and financial alternatives with respect to all our various businesses resulted in the decision to discontinue our Water Services businesses and our auto transport company. Our Investments and Corporate Charges segment captures the results of our real estate operations, our investments in emerging technologies, our securities portfolio, and general corporate expenses, including interest, not specifically related to any one business segment.

We measure performance of our operations through careful budgeting and monitoring of EBITDAL and contributions to consolidated net income by each business segment.

NET INCOME

ENERGY SERVICES. In 2001 net income from Energy Services was up $6.9 million, or 16%, over 2000. Our wholesale marketing and trading activities were more profitable due to warmer summer weather and overall market conditions. Megawatthour sales declined in 2001 reflecting decreased sales to our taconite customers because of planned shutdowns and reduced taconite production. Net income in 2001 also reflected recovery of 1998 CIP lost margins and additional costs incurred as a result of a severe spring ice storm and planned maintenance outages. In 2000 net income from Energy Services was down slightly from 1999 as strong megawatthour sales primarily from large industrial customers were more than offset by lower margins on wholesale power marketing and trading activities. Lower demand in the region's wholesale power market as a result of more moderate summer weather led to the decrease in wholesale margins in 2000. In 1999 megawatthour sales to large industrial customers were impacted by lower demand for domestic steel, stronger competition in the paper markets and lower pipeline pumping levels. A one-time property tax levy associated with an industrial development project was also reflected in 1999. Total megawatthour sales were 10.9 million in 2001 (11.7 million in 2000; 11.3 million in 1999).

AUTOMOTIVE SERVICES. Net income from Automotive Services increased $24.9 million, or 50%, over 2000. As in 2000, recent acquisitions and increased sales at both ADESA and AFC were the contributing factors.

At ADESA wholesale auction facilities 1.8 million vehicles were sold in 2001 (1.3 million in 2000; 1.0 million in 1999). In


---------------------------------------------------------------------------
                            ALLETE 2001 Form 10-K                             27
addition, at our "total loss" vehicle auctions 148,000 vehicles were sold in 2001 (33,000 in 2000). During 2001 ADESA acquired or opened 13 auction facilities (10 in 2000) that provide "total loss" vehicle services to insurance companies and added one wholesale vehicle auction facility (28 in 2000; two in 1999). Same store EBITDAL at ADESA's wholesale auction facilities increased 13% in 2001 (12% in 2000). Increased costs and reduced sales volumes because of inclement weather and a depressed used vehicle market in early 2001 hampered financial results, as did the events of September 11 and aggressive financing incentives offered by vehicle manufacturers since October 2001. Conversion rates, the percentage of vehicles sold from those that were run through auction lanes, were also impacted by these events. Dealer attendance at auctions declined as a result of a disruption in air travel. Wholesale prices were further depressed by the events of September 11 and the offering of aggressive financing incentives by vehicle manufacturers. Sellers were reluctant to accept these lower wholesale prices. The conversion rate related to wholesale vehicles sold was 58% for 2001 (59% for 2000; 62% for 1999). For 2001 we estimated that the impact of the events of September 11 resulted in a $3.5 million decrease to net income. Costs of assimilating the 28 wholesale vehicle auction facilities acquired or opened in 2000 also impacted 2001 results.

AFC contributed 40% of the net income from Automotive Services in 2001 (47% in 2000; 46% in 1999). AFC had 82 loan production offices in 2001 (86 in 2000; 84 in 1999). The growth of AFC's dealer/customer base from 15,000 in 1999 to 18,000 in 2001 has enabled AFC to finance more vehicles, 904,000 vehicles in 2001 (795,000 in 2000; 695,000 in 1999).

INVESTMENTS AND CORPORATE CHARGES. Stronger sales from our real estate operations in 2001, including its largest sale ever, helped to offset lower earnings from our securities portfolio and emerging technology funds. Our securities portfolio earned an after-tax annualized return of 5.6% in 2001 (7.0% in 2000; 3.3% in 1999) on a lower average balance. During 2000 we reduced the size of our securities portfolio to partially fund significant acquisitions made by Automotive Services. Income from our emerging technology investments was lower in 2001 as a result of fewer sales of these investments. In 2001 Corporate Charges reflected more interest expense as a result of debt issued to fund strategic initiatives and additional expenses for incentive compensation. In 2000 financial results reflected the resolution of various federal and state tax issues which increased net income.

CAPITAL RE AND ACE TRANSACTIONS. In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE that we received in December 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 we recorded a $36.2 million, or $0.52 per share, after-tax charge.

DISCONTINUED OPERATIONS included the operating results of our Water Services businesses and our auto transport company, which are currently held for sale. Income from discontinued operations was down $1.6 million in 2001 primarily due to a $4.4 million charge to exit the auto transport company. Operating results from our Water Services businesses were up $3.9 million from 2000. Strategic acquisitions and customer growth since 1999 within our Water Services businesses helped temper the negative financial impact of above-average rainfall in Florida and North Carolina during the majority of 2001 and conservation efforts in Florida. Water consumption was up in 2000 as a result of dry weather conditions. In addition, operating results for Water Services reflected gains related to the disposal of certain assets in 2001, an October 2000 rate increase implemented by Heater and regulatory relief granted in Florida in 2000.

2001 COMPARED TO 2000

ENERGY SERVICES

OPERATING REVENUE was up $31.3 million, or 5%, in 2001. Wholesale power marketing and trading revenue was higher in 2001 due to warmer summer weather and overall market conditions. Retail megawatthour sales were down 6% from 2000 because of planned shutdowns and reduced production by taconite customers. Operating revenue from retail sales, however, was up in 2001 due to additional demand revenue from Large Power Customers who converted a portion of their interruptible power to firm power and fuel clause recoveries for higher purchased power and gas prices. Operating revenue in 2001 also included recovery of 1998 CIP lost margins and Enventis, Inc. operations. Enventis, Inc. was acquired in July 2001 and accounted for as a pooling of interests.

OPERATING EXPENSES were up $21.0 million, or 4%, in 2001 because of a planned maintenance outage at Square Butte, the inclusion of Enventis, Inc. operations and additional costs incurred as a result of a severe spring ice storm.

AUTOMOTIVE SERVICES

Both operating revenue and expenses for Automotive Services were up in 2001 due to significant acquisitions made in 2000 and early 2001. Financial results for 2001 included 12 full months of operations from 28 wholesale and 10 "total loss" vehicle auction facilities acquired or opened primarily in the second half of 2000 and results from acquisitions made in January and May 2001.

OPERATING REVENUE was up $309.5 million, or 59%, in 2001 reflecting a 37% increase in vehicles sold at ADESA wholesale auction facilities, the inclusion of revenue related to "total loss" vehicle services and a 14% increase in vehicles financed at AFC's loan production offices. Sales volumes in

     ---------------------------------------------------------------------------
28                          ALLETE 2001 Form 10-K

2001, however, were negatively impacted by the events of September 11 as dealer attendance and already depressed wholesale prices both dropped suddenly during the last half of September and remained soft through year end, reflecting the impact of aggressive financing incentives offered by vehicle manufacturers. Also, inclement weather earlier in the year resulted in both low attendance at and canceled auctions.

OPERATING EXPENSES were up $274.5 million, or 63%, in 2001 reflecting additional expenses associated with having more auctions and increased financing activity. Expenses in 2001 included increased direct costs associated with processing vehicles multiple times that did not sell as a result of the events of September
11. The events of September 11 caused low auction attendance, and further depressed wholesale prices as did financing incentives offered by vehicle manufacturers. Operating expenses in 2001 also included integration costs, additional amortization of goodwill, additional interest expense related to debt issued in late 2000 to finance acquisitions, higher utility expense and more labor costs incurred as a result of inclement weather in early 2001.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $2.6 million, or 3%, in 2001 reflecting less revenue from our securities portfolio, partially due to a lower average balance for most of the year. The decrease in revenue was also attributed to $4.9 million less from our emerging technology investments as a result of fewer sales of these investments in 2001. Our real estate operations, however, reported stronger sales in 2001, including its largest sale ever. Six large real estate sales in 2001 contributed $37.5 million to revenue, while in 2000 seven large real estate sales contributed $31.9 million to revenue.

OPERATING EXPENSES in 2001 were up $6.0 million, or 9%, as a result of increased interest expense and additional expenses for incentive compensation. These increases were tempered by lower expenses at our real estate operations.

2000 COMPARED TO 1999

ENERGY SERVICES

OPERATING REVENUE was up $35.0 million, or 6%, in 2000 due to a 6% increase in retail megawatthour sales because of higher demand from large industrial customers. This increase was partially offset by fewer sales from wholesale power marketing and trading activities. Wholesale prices and volumes were down from 1999 because of lower demand for electricity in the region's wholesale power market as a result of more moderate summer weather and transmission constraints.

OPERATING EXPENSES were up $37.0 million, or 8%, in 2000 primarily due to increased fuel and purchased power expenses. Fuel expense was $5.7 million higher in 2000 because we paid higher prices for coal and generated 247,000, or 4%, more megawatthours to meet the higher requirements of our industrial customers. In 2000 purchased power expense was up $23.1 million because of higher prices. In 1999 Energy Services reflected a one-time property tax levy associated with an industrial development project.

AUTOMOTIVE SERVICES

Both operating revenue and expenses related to Automotive Services were up in 2000 due to significant acquisitions made during that year. Financial results for 2000 included a partial year of operations for the 28 wholesale and 10 "total loss" vehicle auction facilities acquired or opened primarily in the second half of 2000 and 12 full months of operations for two wholesale auction facilities acquired in 1999.

OPERATING REVENUE was up $139.4 million, or 36%, in 2000 reflecting a 24% increase in vehicles sold through ADESA wholesale auction facilities, the inclusion of revenue related to "total loss" vehicle services and a 14% increase in the number of vehicles financed by AFC. The increase in vehicles sold was primarily attributable to new auctions acquired or opened in 1999 and 2000.

OPERATING EXPENSES were up $125.1 million, or 40%, in 2000 primarily due to the inclusion of new wholesale and "total loss" vehicle auction facilities acquired or opened in 1999 and 2000. Increased sales activity at the auction facilities and increased financing activity at AFC also contributed to higher operating expenses in 2000.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was up $19.6 million, or 34%, in 2000. Significant sales by our real estate operations were the primary reason for the increase. In 2000 seven large sales contributed $31.9 million to revenue, while in 1999 five large sales contributed $17.1 million to revenue. Despite a lower average balance in 2000, income from our securities portfolio was higher due to improved returns. Income from our emerging technology investments was $4.6 million lower in 2000 because in 1999 we reported gains received from one of our emerging technology investments.

OPERATING EXPENSES were up $7.8 million, or 14%, in 2000 due to the cost of property sold by our real estate operations.

OUTLOOK

CORPORATE. Our businesses in 42 states and nine Canadian provinces employ 14,000 employees. Since 1980 our annual total shareholder return (TSR) averaged 17%. For the five-year and two-year periods ending December 31, 2001, our TSR has averaged 19% and 28% per year, respectively. In order to continue this record of TSR growth, we will focus on year-over-year earnings performance, maintain strong cash flow discipline and focus on our core competencies which are Energy Services and Automotive Services.

---------------------------------------------------------------------------
                            ALLETE 2001 Form 10-K                             29

We expect earnings growth for 2002 to be between 8% and 10%, resulting in per share earnings in the range of $2.01 to $2.05, as compared to our 2001 pro forma earnings per share of $1.87. This projection excludes the $0.06 per share charge to exit our auto transport company in 2001 and a $0.12 per share increase from an accounting change related to the amortization of goodwill in 2002. Including the accounting change our anticipated 2002 earnings growth is expected to be between 14% and 16%, resulting in per share earnings in the range of $2.13 to $2.17, as compared to our 2001 pro forma earnings per share of $1.87. These projections do not reflect any potential gain recognized on the sales of our Water Services businesses. We plan to achieve this growth in earnings per share through internal growth within our businesses.

Other factors that could affect net income or earnings per share for 2002 include any gains or losses from the sale of our auto transport company or other businesses and acquisitions.

Our decision to sell our Water Services businesses and our auto transport company allows us to focus on strengthening and growing our Energy Services and Automotive Services segments. We anticipate selling our Water Services businesses at a significant gain providing us with additional liquidity and financial strength. Net proceeds from these sales will be used to fund growth initiatives and may be used to pay down debt. We anticipate selling our auto transport company by the end of first quarter 2002 and our Water Services businesses before the end of 2002. We are currently entertaining offers for both Florida Water and Heater.

We will also look at eliminating other businesses that have little or no growth potential for us, are not strategic or significant, or have more value by being monetized than by continuing to operate.

ENERGY SERVICES. Energy Services continues to generate strong cash flow from operations and we anticipate net income from Energy Services to remain stable. The accomplishments of 2001 will position Minnesota Power to generate more electricity, move it more readily, manage more transactions with less risk and benefit system reliability. Our access to and ownership of low-cost power are Energy Services' greatest strengths and we will continue to look for opportunities to add to our low-cost energy portfolio. We have more than adequate generation to serve our native load. Power over and above our customers' requirements is and will continue to be marketed through Split Rock Energy.

Since approximately half of the electricity Minnesota Power sells is to large industrial customers, primarily taconite producers, which have long-term all-requirements contracts, the livelihood of the taconite industry is important to us. The economic health of the taconite industry continues to be adversely impacted by foreign steel imports. With the closure of LTV (which was not a Large Power Customer) in January 2001 and various temporary shutdowns at other Minnesota taconite facilities, the annual taconite production in Minnesota was 33 million tons in 2001 (47 million tons in 2000; 43 million tons in 1999). Based on our research of the taconite industry, Minnesota taconite production for 2002 is anticipated to be about 36 million tons. While taconite production is currently expected to continue at annual levels of about 35 million tons, the longer-term outlook for this cyclical industry is less certain. Long-term contracts with our Large Power Customers help minimize the impact on earnings that otherwise would result from such decreases in taconite production.

In addition to our 2001 acquisition of three 75-MW generating units at Taconite Harbor, Minnesota, we have announced plans for 595 MW of low-cost merchant generation (non-rate base generation sold at wholesale at market-based rates, pursuant to authority from the FERC). If permitted and built, these additions will increase our generation portfolio by over 50% between now and 2006. Beginning in May 2002, we will have another 275 MW available for sale through our 15-year power purchase agreement with a subsidiary of NRG Energy, Inc. The permitting process has also been started for a 160-MW merchant peaking plant in Superior, Wisconsin and a 225-MW energy facility at Blandin Paper in Grand Rapids, Minnesota. Our ownership of the planned energy facility at Blandin Paper is approximately 160 MW. While there has been recent publicity about excess generating capacity in parts of the United States, the MAPP region within which we operate has not seen the same major generation development. The latest MAPP Load and Capability forecast indicates a deficit in reserve generation capacity by 2006.

Depending on the outcome of pending appeals, a 220-mile, 345-kV Duluth-to-Wausau electric transmission line proposed by Minnesota Power in partnership with Wisconsin Public Service Corporation could be in service in 2005. The new line addresses the pressing need for more dependable electricity in Wisconsin and the Upper Midwest.

The merger of our telecommunication subsidiaries, MP Telecom and Enventis, Inc. (acquired in July 2001), into Enventis Telecom will position the company to be a leading integrated data services provider in the Upper Midwest.

Energy Services intends to seek additional cost-saving alternatives and efficiencies, and expand its non-regulated services to increase its contribution to consolidated net income. Overall, we believe Energy Services is well positioned for future growth opportunities.

AUTOMOTIVE SERVICES. Automotive Services continues to be our largest contributor to net income. We anticipate earnings from Automotive Services to increase by over 30% in 2002, 20% excluding the impact of the accounting change for amortization of goodwill.


     ---------------------------------------------------------------------------
30                          ALLETE 2001 Form 10-K

Since 1995 when we first entered the automotive industry, we have transformed and expanded our Automotive Services operations. Significant acquisitions over the past few years have established ADESA as the second largest and the fastest growing wholesale vehicle auction business in North America and the third largest provider of "total loss" vehicle services in North America. ADESA is also the premier automotive remarketing company in Canada. AFC is the leading provider of independent auto dealer inventory financing. By offering an expanding circle of customers new levels of service in the vehicle remarketing industry, Automotive Services expects to expand its presence in the North American auto industry. We believe further consolidation of the "total loss" vehicle auction industry will occur, not unlike what has happened in the wholesale vehicle auction business. In addition to internally growing our existing auctions and dealer floorplan financing business, we will continue to look for accretive acquisitions not only in the wholesale vehicle auction business, but also in the "total loss" vehicle auction business. We will also consider greenfield sites as appropriate and the integration of "total loss" vehicle services at certain wholesale vehicle auction facilities.

The vehicle remarketing industry has been challenged by the events of September 11, by a softening economy and by lower wholesale prices resulting from high used vehicle inventories and zero-percent financing on new vehicles. With wholesale prices beginning to improve in 2002, we view these challenges as short-term. We believe that used vehicle sales within the auto auction industry will rise at a rate of 2% to 3% annually through 2003.

Automotive Services continue to focus on growth in the volume of vehicles sold and financed, increased ancillary services, and operating and technological efficiencies.

INVESTMENTS AND CORPORATE CHARGES. We anticipate net income from Investments and Corporate Charges to remain stable in 2002. An expected lower contribution from our real estate operations should be offset by better returns from our emerging technology investments and securities portfolio, and lower corporate charges.

Revenue from property sales by real estate operations continues to be three to four times more than the acquisition cost, creating strong cash generation and profitability. Our real estate operations may, from time to time, acquire packages of diversified properties at low cost, add value through entitlements and infrastructure enhancements and sell the properties at current market prices.

Our investments in emerging technologies make capital available to companies developing products and services critical to the future of the electric utility industry. Our focus has been primarily on micro generation and fuel cell technology. We view our investments as a source of capital for redeployment into existing businesses and additional business opportunities. We expect these investments to add to income in the future.

With respect to our securities portfolio, we plan to continue to concentrate on market-neutral investment strategies designed to provide stable and acceptable returns without sacrificing needed liquidity. Our portfolio is hedged against market downturns with the objective to maintain corporate liquidity.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of the strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally with expanded facilities, services and operations (see Capital Requirements) and externally through acquisitions.

During 2001 cash flow from operations reflected strong operating results and continued focus on working capital management. The decrease in cash flow from operations in 2001 was primarily attributable to changes in trading securities. In 2001 additional trading securities were purchased with a portion of the proceeds from our second quarter common stock issuance (see Securities), while in 2000 trading securities were sold to partially fund the acquisition of Auction Finance Group, Inc. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Our securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses. Approximately 5.3 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan. ALLETE's $205 million bank line of credit provides credit support for our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

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

AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC has arrangements to

---------------------------------------------------------------------------
                            ALLETE 2001 Form 10-K                             31
use proceeds from the sale of commercial paper issued by ALLETE to meet its operational requirements. In addition, AFC has entered into an arrangement with a manufacturer to floorplan up to $110 million of certain vehicles located at auctions awaiting resale. AFC is fully collateralized as the manufacturer has granted a security interest to AFC in these vehicles. To fund a portion of these receivables, AFC has entered into a revolving line of credit with a bank for the lesser of $55 million or 50% of the eligible receivables generated under this floorplan. This agreement expires in June 2002. Borrowing under the line of credit is collateralized by substantially all of AFC's assets. The outstanding balance under this agreement was $29.1 million at December 31, 2001.

At December 31, 2001 approximately 81% of AFC's finance receivables were securitized. AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement that expires at the end of 2002. At December 31, 2001 AFC had sold $381.2 million of finance receivables to the special purpose subsidiary ($335.7 million at December 31, 2000). Third party purchasers had purchased an undivided interest in finance receivables of $267.0 million from this subsidiary at December 31, 2001 ($239.0 million at December 31, 2000). Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $103.0 million at December 31, 2001 ($106.2 million at December 31, 2000). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers. AFC must maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.

Significant changes in accounts receivable balance at December 31, 2001 compared to December 31, 2000 were due to increased sales and financing activity at Automotive Services.

We provide credit support to facilitate the power marketing and trading activities of Split Rock Energy, and had $36.0 million in outstanding support at December 31, 2001 ($30.1 million at December 31, 2000). The support generally expires one year from the date of issuance.

ACQUISITIONS AND DIVESTITURES. In January 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of Auto Placement Center (now ADESA Impact) in transactions with an aggregate value of $62.4 million. ADESA Impact was funded with internally generated funds and short-term debt which was refinanced with long-term debt. (See Securities.) ADESA Impact is a provider of "total loss" vehicle recovery services with 12 auction facilities in the United States. ComSearch provides Internet-based parts location and insurance claim audit services nationwide.

In May 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. The I-44 Auto Auction, which is located on 75 acres, was renamed ADESA Tulsa and has six auction lanes, storage for over 3,000 vehicles and a five-bay reconditioning and detail facility. The transaction was funded with internally generated funds.

In July 2001 we acquired Enventis, Inc., a data network systems provider headquartered in the Minneapolis-St. Paul area. In connection with this acquisition, we issued 310,878 shares of ALLETE common stock. This transaction complements our existing infrastructure and fiber optics network in Minnesota and Wisconsin, and helps position our telecommunications business as one of the leading integrated data service providers in the Upper Midwest.

In October 2001 we acquired certain non-mining properties from LTV and Cleveland-Cliffs for $75 million. The non-mining properties include a 225-MW electric generating facility and existing coal inventory at Taconite Harbor, a 60-mile transmission line, railroad trackage rights, and approximately 30,000 acres of forest and recreation land in northeast Minnesota. The transaction was funded with short-term debt.

Proceeds from the June 2001 sale of Tarpon Point Marina and the surrounding 150 acres of development property in Cape Coral, Florida, to the Grosse Point Development Company for $29 million in cash were invested in additional real estate property in Florida. Winter Haven Citi Centre, which was acquired in September 2001 from Faison-Winter Haven, LLC, is a 187,000 square foot retail shopping center located on a 30-acre site and includes three out parcels for sale. Approximately 6,000 acres of additional land in Palm Coast, Florida, were purchased in December 2001 and January 2002. In aggregate, these transactions totaled approximately $31 million.

We anticipate selling our auto transport company by the end of the first quarter of 2002 and our Water Services businesses before the end of 2002. We anticipate selling our Water Services businesses at a significant gain providing us with additional liquidity and financial strength. Net proceeds from these sales will be used to fund growth initiatives and may be used to pay down debt.

     ---------------------------------------------------------------------------
32                          ALLETE 2001 Form 10-K

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

On May 30, 2001 we issued and sold in an underwritten public offering 6.5 million shares of common stock at $23.68 per share. In addition, an over-allotment option for 100,000 shares at $23.68 per share was exercised by the underwriters and sold on June 7, 2001. Total net proceeds of $150 million were used to repay a portion of our short-term borrowings with the remainder invested in short-term instruments. The increase in the number of shares of our common stock outstanding as of December 31, 2001 had an immaterial impact on 2001 earnings per share.

INVESTMENTS. As companies included in our emerging technology investments are sold, we will recognize a gain or loss. Our investment in the companies that have gone public has a cost basis of approximately $12 million. The aggregate market value of our investment in these companies at December 31, 2001 was $24 million ($52 million at December 31, 2000). These investments provide us with access to developing technologies before their commercial debut, as well as potential financial returns and diversification opportunities. We view these investments as a source of capital for redeployment in existing businesses.

BOND RATINGS. ALLETE's first mortgage bonds and secured pollution control bonds are currently rated Baa1 by Moody's Investors Service, Inc. (Moody's) and A by Standard and Poor's Rating Group (Standard and Poor's). ALLETE's senior notes and unsecured debt are rated Baa2 by Moody's and BBB by Standard and Poor's. The disclosure of these securities ratings is not a recommendation to buy, sell or hold our securities. Ratings may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

PAYOUT RATIO. In 2001 we paid out 59% (51% in 2000; 110% in 1999) of our per share earnings in dividends. Excluding the gain related to the ACE transaction, in 2000 we paid out 64% of our per share earnings in dividends. Excluding the charge related to the Capital Re transaction, in 1999 we paid out 72% of our per share earnings in dividends.

CAPITAL REQUIREMENTS

Consolidated capital expenditures totaled $153.0 million in 2001 ($168.7 million in 2000; $99.7 million in 1999). Expenditures in 2001 included $59.9 million for Energy Services, $61.0 million for Automotive Services, and $32.1 million for Water Services. Internally generated funds and the proceeds from the issuance of long-term debt were the primary sources of funding these capital expenditures.

Capital expenditures are expected to be $184 million in 2002 and total about $714 million for 2003 through 2006. The 2002 amount includes $78 million for Energy Services, $55 million for Automotive Services and $5 million for Investments and Corporate Charges. Energy Services' expenditures are for electric co-generation, system component replacement and upgrades, telecommunication fiber and coal handling equipment. Automotive Services' expenditures are for new auctions currently under construction, expansions and on-going improvements at existing vehicle auction facilities and associated computer systems. The 2002 amount also includes $46 million to expand water and wastewater treatment facilities to accommodate customer growth, to meet environmental standards and for water conservation initiatives. We expect to use internally generated funds and the proceeds from the 2001 issuance of equity securities to fund these capital expenditures.

---------------------------------------------------------------------------
                            ALLETE 2001 Form 10-K                             33

MARKET RISK

Our securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies. In strategies designed to hedge overall market risks, we also sell common stock short. Short stock sales outstanding at December 31, 2001 had a contract amount of $19.8 million and an associated fair value loss of $0.8 million (contract amount of $5.3 million and associated fair value loss of $0.5 million at December 31, 2000). Investments held for an indefinite period of time are classified as available-for-sale securities and also recorded at fair value. At December 31, 2001 available-for-sale securities consisted of the common stock of publicly traded companies and equity securities in a grantor trust established to fund certain employee benefits.

Our trading securities portfolio had a fair value of $155.6 million at December 31, 2001 ($90.8 million at December 31, 2000). Our available-for-sale securities portfolio had a fair value of $26.5 million at December 31, 2001 ($25.3 million at December 31, 2000).

In October 2001 we entered into an interest rate swap agreement with a notional amount of $250 million to hedge $250 million of floating rate debt issued in October 2000. Under the 15-month swap agreement, we make fixed quarterly payments based on a fixed rate of 3.2% and receive payments at a floating rate based on LIBOR (2.4% at December 31, 2001).

Our foreign currency exposure is limited to the conversion of operating results of our Canadian subsidiaries and, therefore, we have not entered into any foreign exchange contracts to hedge the conversion of our Canadian operating results into United States dollars.

                                                                    PRINCIPAL CASH FLOW BY EXPECTED MATURITY DATE
INTEREST RATE SENSITIVE                         ------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS                                                                                                         FAIR
DECEMBER 31, 2001                               2002      2003       2004      2005       2006      THEREAFTER     TOTAL      VALUE
------------------------------------------------------------------------------------------------------------------------------------
Dollars in Millions
Long-Term Debt
      Fixed Rate                                $3.5      $30.3      $6.5      $0.7      $91.3        $494.0      $626.3     $652.5
      Average Interest Rate - %                  9.6        6.7       7.2       7.8        7.7           7.2         7.2          -
      Variable Rate                             $3.4     $250.9      $3.2      $0.2          -         $49.8      $307.5     $307.5
      Average Interest Rate - %<F1>              4.6        4.1       4.8       5.2          -           2.0         3.8          -
Mandatorily Redeemable Preferred
   Securities of Subsidiary                        -          -         -         -          -         $75.0       $75.0      $74.7
      Average Distribution Rate - %                -          -         -         -          -          8.05        8.05          -
Interest Rate Swaps
      Variable to Fixed                        $(2.1)     $(0.5)        -         -          -             -       $(2.6)     $(2.5)
      Average Pay Rate - %                       3.2        3.2         -         -          -             -           -          -
      Average Receive Rate - %<F1>               2.4        2.4         -         -          -             -           -          -
------------------------------------------------------------------------------------------------------------------------------------

<F1> ASSUMES VARIABLE RATE IN EFFECT AT DECEMBER 31, 2001 REMAINS CONSTANT THROUGH REMAINING TERM.

NEW ACCOUNTING STANDARDS

In July 2001 the FASB issued SFAS 141, 142 and 143. SFAS 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting is prohibited.

SFAS 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective January 1, 2002 goodwill is no longer amortized. We had $536 million of goodwill as of December 31, 2001 and after-tax goodwill amortization expense of approximately $11 million in 2001. As required by SFAS 142, we will perform impairment testing within the first six months of 2002. We do not believe we have any goodwill impairment at this time.

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently reviewing the impact of SFAS 143 on the Company.

In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144

     ---------------------------------------------------------------------------
34                          ALLETE 2001 Form 10-K
establishes a single accounting model for long-lived assets that are impaired or are to be disposed. We adopted SFAS 144 in the fourth quarter of 2001. Under the provisions of SFAS 144, we reported the results of our Water Services businesses and our auto transport company as discontinued operations, and ceased depreciation of assets related to these businesses in the fourth quarter of 2001.

                  --------------------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 10 OF THIS FORM 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk for information related to quantitative and qualitative disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and supplementary data, also included, which are indexed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for this Item is incorporated by reference herein and will be set forth under the "Election of Directors" section in our Proxy Statement for the 2002 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2001 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management" section in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


---------------------------------------------------------------------------
                            ALLETE 2001 Form 10-K                            35

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Certain Documents Filed as Part of this Form 10-K.

(1)    Financial Statements                                                PAGES
           ALLETE
           Report of Independent Accountants ............................... 42
           Consolidated Balance Sheet at
               December 31, 2001 and 2000 .................................. 43
           For the Three Years Ended December 31, 2001
               Consolidated Statement of Income ............................ 44
               Consolidated Statement of Cash Flows ........................ 45
               Consolidated Statement of Stockholders' Equity............... 46
           Notes to Consolidated Financial Statements.................... 47-61

(2)    Financial Statement Schedules
           Report of Independent Accountants on
               Financial Statement Schedule ................................ 62
           Schedule II - ALLETE Valuation and Qualifying
               Accounts and Reserves ....................................... 62

       All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the consolidated financial statements or the notes.

(3)    Exhibits including those incorporated by reference

EXHIBIT NUMBER
--------------------------------------------------------------------------------

     *2 - Agreement and Plan of Merger by and among Minnesota Power & Light
          Company (now ALLETE), AC Acquisition Sub, Inc., ADESA Corporation and Certain ADESA Management Shareholders dated February 23, 1995 (filed as Exhibit 2 to the March 3, 1995 Form 8-K, File No. 1-3548).

 *3(a)1 - Articles of Incorporation,  amended and restated as of May 8, 2001
          (filed as Exhibit 3(b) to the March 31, 2001 Form 10-Q, File No. 1-3548).

 *3(a)2 - Amendment  to  Certificate  of Assumed  Name,  filed with the
          Minnesota Secretary of State on May 8, 2001 (filed as Exhibit 3(a) to the March 31, 2001 Form 10-Q, File No. 1-3548).

  *3(b) - Bylaws, as amended effective May 8, 2001 (filed as Exhibit 3(c) to the March 31, 2001 Form 10-Q, File No. 1-3548).

 *4(a)1 - Mortgage  and Deed of Trust,  dated as of  September 1, 1945, between
          Minnesota Power & Light Company (now ALLETE) and The Bank of New York (formerly Irving Trust Company) and Douglas J. MacInnes (successor to Richard H. West), Trustees (filed as Exhibit 7(c), File No. 2-5865).

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
                                         (1997 Form 10-K)           4(a)3
Twenty-first    October 1, 2000          333-54330                  4(c)3

 *4(b)1 - Indenture  (for  Unsecured  Debt  Securities),  dated as of February
          1, 2001, between ALLETE and LaSalle Bank National Association, as Trustee (filed as Exhibit 4(d)1, File Nos. 333-57104, 333-57104-01 and 333-57104-02).

 *4(b)2 - Officer's Certificate, dated February 21, 2001, establishing the terms of the 7.80% Senior Notes, due February 15, 2008, of ALLETE (filed as
          Exhibit 4(d)2, File Nos. 333-57104, 333-57104-01 and 333-57104-02).

 *4(c)1 - Mortgage and Deed of Trust, dated as of March 1, 1943, between
          Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U.S. Bank Trust N.A., as Trustee (filed as Exhibit 7(c), File No. 2-8668).


     ---------------------------------------------------------------------------
36                            ALLETE 2001 Form 10-K

EXHIBIT NUMBER
--------------------------------------------------------------------------------
 *4(c)2 - Supplemental Indentures to Superior Water, Light and Power Company's
          Mortgage and Deed of Trust:

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
                                         (1996 Form 10-K)           4(b)3

 *4(d)1 - Indenture, dated as of March 1, 1993, between Southern States
          Utilities, Inc. (now Florida Water Services Corporation) and Nationsbank of Georgia, National Association (now SunTrust Bank, Central Florida, N.A.), as Trustee (filed as Exhibit 4(d) to the 1992 Form 10-K, File No. 1-3548).

 *4(d)2 - Supplemental Indentures to Florida Water Services Corporation's
          Indenture:

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

  *4(e) - Amended and Restated Trust Agreement, dated as of March 1, 1996, relating to MP&L (now ALLETE) Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between the Company, as Depositor, and The Bank of New York, The Bank of New York (Delaware), Philip R. Halverson, David G. Gartzke and James K. Vizanko, as Trustees (filed as Exhibit 4(a) to the March 31, 1996 Form 10-Q, File No. 1-3548), as modified by Amendment No. 1, dated April 11, 1996 (filed as Exhibit 4(b) to the March 31, 1996 Form 10-Q, File No. 1-3548 and First Amendment [2000] dated August 23, 2000 (filed as Exhibit 4(f)2, File No. 333-54330).

  *4(f) - Indenture, dated as of March 1, 1996, relating to Minnesota Power &
          Light Company's (now ALLETE) 8.05% Junior Subordinated Debentures, Series A, Due 2015, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4(c) to the March 31, 1996 Form 10-Q, File No. 1-3548).

  *4(g) - Guarantee Agreement, dated as of March 1, 1996, relating to MP&L (now
          ALLETE) Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between Minnesota Power & Light Company (now ALLETE), as Guarantor, and The Bank of New York, as Trustee (filed as Exhibit 4(d) to the March 31, 1996 Form 10-Q, File No. 1-3548).

  *4(h) - Agreement as to Expenses and Liabilities, dated as of March 20, 1996, relating to MP&L (now ALLETE) Capital I's 8.05% Cumulative Quarterly Income Preferred Securities, between Minnesota Power & Light Company (now ALLETE) and MP&L (now ALLETE) Capital I (filed as Exhibit 4(e) to the March 31, 1996 Form 10-Q, File No. 1-3548).

  *4(i) - Officer's Certificate, dated March 20, 1996, establishing the terms of the 8.05% Junior Subordinated Debentures, Series A, Due 2015 issued in connection with the 8.05% Cumulative Quarterly Income Preferred Securities of MP&L (now ALLETE) Capital I (filed as Exhibit 4(i) to the 1996 Form 10-K, File No. 1-3548).

  *4(j) - Rights Agreement, dated as of July 24, 1996, between Minnesota
          Power & Light Company (now ALLETE) and the Corporate Secretary of the Company, as Rights Agent (filed as Exhibit 4 to the August 2, 1996 Form 8-K, File No. 1-3548).

  *4(k) - Indenture (for Unsecured Debt Securities), dated as of May 15, 1996, between ADESA Corporation and The Bank of New York, as Trustee relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006, and its 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(k) to the 1996 Form 10-K, File No. 1-3548).

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

  *4(n) - Guarantee of Minnesota Power, Inc. (now ALLETE), dated as of March 30,
          2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(a) to the March 31, 2000 Form 10-Q, File No. 1-3548).


---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           37

EXHIBIT NUMBER
--------------------------------------------------------------------------------
  *4(o) - ADESA Corporation Officer's Certificate 2-D-2, dated as of March 30,
          2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(b) to the March 31, 2000 Form 10-Q, File No. 1-3548).

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

 *10(f) - Limited Guaranty of Minnesota Power, Inc. (now ALLETE), dated as of
          March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities (filed as Exhibit 10(f) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  10(g) - Master Agreement (without Exhibits), dated as of July 30, 2001, among
          ADESA Corporation, as a Guarantor, ADESA California, Inc. and certain subsidiaries of ADESA Corporation that may hereafter become party hereto, as Lessees, Atlantic Financial Group, Ltd., as Lessor, certain financial institutions parties hereto, as Lenders, and SunTrust Bank, as Agent.

  10(h) - Master Lease Agreement (without Exhibits), dated as of July 30, 2001, between Atlantic Financial Group, Ltd., as Lessor, and ADESA California, Inc. and certain other subsidiaries of ADESA Corporation, as Lessees.

  10(i) - Loan Agreement, dated as of July 30, 2001, among Atlantic Financial
          Group, Ltd., as Lessor and Borrower, the financial institutions party hereto, as Lenders, and SunTrust Bank, as Agent.

  10(j) - Guaranty Agreement from ALLETE, dated as of July 30, 2001, relating to the Master Agreement, dated as of July 30, 2001.

 *10(k) - Wholesale Power Coordination and Dispatch Operating Agreement, dated
          April 14, 2000, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC (filed as Exhibit 10(a) to the June 30, 2000 Form 10-Q, File No. 1-3548).

 *10(l) - Letter addressed to the Federal Energy Regulatory Commission, dated
          April 21, 2000, amending the Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC (filed as Exhibit 10(b) to the June 30, 2000 Form 10-Q, File No. 1-3548).

 *10(m) - Guarantee Agreement, dated August 16, 2000, made by and among
          Minnesota Power, Inc. (now ALLETE), CoBank, ACB and ABN AMRO Bank, N.V. (filed as Exhibit 10 to the September 30, 2000 Form 10-Q, File No. 1-3548).

*10(n)1 - Receivables Purchase Agreement, dated as of December 31, 1996, among
          AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent (filed as
          Exhibit 10(f) to the 1996 Form 10-K, File No. 1-3548).

*10(n)2 - Amendments to Receivables Purchase Agreement:

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
                                         (September 30, 1999
                                         Form 10-Q)                 10(b)

 *10(o) - Purchase and Sale Agreement, dated as of December 31, 1996, between
          AFC Funding Corporation and Automotive Finance Corporation (filed as
          Exhibit 10(h) to the 1996 Form 10-K, File No. 1-3548).

     ---------------------------------------------------------------------------
38                              ALLETE 2001 Form 10-K

EXHIBIT NUMBER
--------------------------------------------------------------------------------
 *10(p) - Power Purchase and Sale Agreement, dated as of May 29, 1998, between
          Minnesota Power, Inc. (now ALLETE) and Square Butte Electric Cooperative (filed as Exhibit 10 to the June 30, 1998 Form 10-Q, File No. 1-3548).

+*10(q) - Minnesota Power (now ALLETE) Executive Annual Incentive Plan, effective January 1, 1996 (filed as Exhibit 10(a) to the 1995 Form 10-K, File No. 1-3548).

+*10(r) - Minnesota Power (now ALLETE) and Affiliated Companies Supplemental
          Executive Retirement Plan, as amended and restated, effective August 1, 1994 (filed as Exhibit 10(b) to the 1995 Form 10-K, File No. 1-3548).

+*10(s) - Executive Investment Plan-I, as amended and restated, effective
          November 1, 1988 (filed as Exhibit 10(c) to the 1988 Form 10-K, File No. 1-3548).

+*10(t) - Executive Investment Plan-II, as amended and restated, effective
          November 1, 1988 (filed as Exhibit 10(d) to the 1988 Form 10-K, File No. 1-3548).

+*10(u) - Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to the 1988 Form 10-K, File No. 1-3548).

+*10(v) - Minnesota Power (now ALLETE) Executive Long-Term Incentive
          Compensation Plan, effective January 1, 1996 (filed as Exhibit 10(a) to the June 30, 1996 Form 10-Q, File No. 1-3548).

+*10(w) - Minnesota Power (now ALLETE) Director Stock Plan, effective January 1,
          1995 (filed as Exhibit 10 to the March 31, 1995 Form 10-Q, File No. 1-3548).

+*10(x) - Minnesota Power (now ALLETE) Director Long-Term Stock Incentive Plan, effective January 1, 1996 (filed as Exhibit 10(b) to the June 30, 1996 Form 10-Q, File No. 1-3548).

+*10(y) - Retirement Agreement, dated August 28, 2001, between ALLETE and Edwin
          L. Russell (filed as Exhibit 10 to the September 30, 2001 Form 10-Q, File No. 1-3548).

     12 - Computation of Ratios of Earnings to Fixed Charges and Supplemental
          Ratios of Earnings to Fixed Charges. (Included as page 63 of this document.)

    *21 - Subsidiaries of the Registrant (reference is made to ALLETE's Form
          U-3A-2 for the year ended December 31, 2001, File No. 69-78).

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

(b)    Reports on Form 8-K.

       Report on Form 8-K filed October 10, 2001 with respect to Item 5. Other Events.

       Report on Form 8-K filed October 18, 2001 with respect to Item 7. Financial Statements and Exhibits.

       Report on Form 8-K filed December 21, 2001 with respect to Item 5. Other Events.

       Report on Form 8-K filed January 14, 2002 with respect to Item 5. Other Events.

       Report on Form 8-K filed January 24, 2002 with respect to Item 7. Financial Statements and Exhibits.

       Report on Form 8-K filed January 25, 2002 with respect to Item 5. Other Events.


---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           39

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ALLETE, Inc.

Dated:  February 8, 2002     By               David G. Gartzke
                                ------------------------------------------------
                                              David G. Gartzke
                                Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                                TITLE                                    DATE
         David G. Gartzke                                   Chairman, President and                     February 8, 2002
-----------------------------------                         Chief Executive Officer
         David G. Gartzke

         James K. Vizanko                                       Vice President,                         February 8, 2002
-----------------------------------                  Chief Financial Officer and Treasurer
         James K. Vizanko

          Mark A. Schober                                   Vice President and Controller               February 8, 2002
-----------------------------------
          Mark A. Schober

        Kathleen A. Brekken                                        Director                             February 8, 2002
-----------------------------------
        Kathleen A. Brekken

          Dennis E. Evans                                          Director                             February 8, 2002
-----------------------------------
          Dennis E. Evans

          Glenda E. Hood                                           Director                             February 8, 2002
-----------------------------------
          Glenda E. Hood

         Peter J. Johnson                                          Director                             February 8, 2002
-----------------------------------
         Peter J. Johnson

          George L. Mayer                                          Director                             February 8, 2002
-----------------------------------
          George L. Mayer

          Jack I. Rajala                                           Director                             February 8, 2002
-----------------------------------
          Jack I. Rajala

        Arend J. Sandbulte                                         Director                             February 8, 2002
-----------------------------------
        Arend J. Sandbulte

            Nick Smith                                             Director                             February 8, 2002
-----------------------------------
            Nick Smith

         Bruce W. Stender                                          Director                             February 8, 2002
-----------------------------------
         Bruce W. Stender

        Donald C. Wegmiller                                        Director                             February 8, 2002
-----------------------------------
        Donald C. Wegmiller



     ---------------------------------------------------------------------------
40                            ALLETE 2001 Form 10-K

                                                FINANCIAL STATEMENTS

                                        CONSOLIDATED FINANCIAL STATEMENTS

                                        FOR THE YEARS ENDED

                                        DECEMBER 31, 2001, 2000 AND 1999

                                        WITH REPORT OF INDEPENDENT ACCOUNTANTS

                                        AND REPORT OF MANAGEMENT













---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           41

         REPORTS

INDEPENDENT ACCOUNTANTS                        [PRICEWATERHOUSECOOPERS LLP LOGO]

To the Shareholders and
Board of Directors of ALLETE, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of ALLETE, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of ALLETE, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 21, 2002

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


David G. Gartzke

David G. Gartzke
Chairman, President and Chief Executive Officer


James K. Vizanko

James K. Vizanko
Chief Financial Officer


     ---------------------------------------------------------------------------
42                            ALLETE 2001 Form 10-K

REPORTS
                                        CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED BALANCE SHEET
DECEMBER 31                                                                   2001                            2000
---------------------------------------------------------------------------------------------------------------------
Millions

ASSETS

Current Assets
     Cash and Cash Equivalents                                              $  221.1                        $  208.0
     Trading Securities                                                        155.6                            90.8
     Accounts Receivable                                                       328.4                           242.3
     Inventories                                                                32.7                            25.1
     Prepayments and Other                                                     131.7                           126.0
     Discontinued Operations                                                    40.4                            38.8
---------------------------------------------------------------------------------------------------------------------
      Total Current Assets                                                     909.9                           731.0

Property, Plant and Equipment                                                1,324.0                         1,201.9

Investments                                                                    141.0                           116.4

Goodwill                                                                       494.4                           472.8

Other Assets                                                                   103.6                            87.3

Discontinued Operations                                                        309.6                           304.6
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $3,282.5                        $2,914.0
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                       $  239.8                        $  260.3
     Accrued Taxes, Interest and Dividends                                      38.1                            45.2
     Notes Payable and Long-Term Debt Due Within One Year                      274.3                           271.6
     Other                                                                     106.5                            84.5
     Discontinued Operations                                                    45.8                            45.4
---------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                704.5                           707.0

Long-Term Debt                                                                 933.8                           817.2

Accumulated Deferred Income Taxes                                              106.9                           111.8

Other Liabilities                                                              163.4                           145.7

Discontinued Operations                                                        155.1                           156.5

Commitments and Contingencies
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                      2,063.7                         1,938.2
---------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred Securities of
  Subsidiary ALLETE Capital I Which Holds Solely Company Junior
  Subordinated Debentures                                                       75.0                            75.0
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     83.9 and 74.7 Shares Outstanding                                          770.3                           576.9

Unearned ESOP Shares                                                           (52.7)                          (55.7)

Accumulated Other Comprehensive Loss                                           (14.5)                           (4.2)

Retained Earnings                                                              440.7                           383.8
---------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                             1,143.8                           900.8
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $3,282.5                        $2,914.0
---------------------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.



---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           43

ALLETE CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31                                               2001                   2000                  1999
---------------------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
OPERATING REVENUE
     Energy Services                                                       $  620.8               $  589.5               $554.5
     Automotive Services                                                      832.1                  522.6                383.2
     Investments                                                               74.8                   77.4                 57.8
---------------------------------------------------------------------------------------------------------------------------------
         Total Operating Revenue                                            1,527.7                1,189.5                995.5
---------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Fuel and Purchased Power                                                 233.1                  229.0                200.2
     Operations                                                             1,012.1                  730.6                598.8
     Interest                                                                  74.7                   58.8                 49.5
---------------------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                           1,319.9                1,018.4                848.5
---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME BEFORE CAPITAL RE AND ACE                                    207.8                  171.1                147.0

INCOME (LOSS) FROM INVESTMENT IN CAPITAL RE AND
     RELATED DISPOSITION OF ACE                                                   -                   48.0                (34.5)
---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM CONTINUING OPERATIONS                                   207.8                  219.1                112.5

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF ALLETE CAPITAL I                                   6.0                    6.0                  6.0

INCOME TAX EXPENSE                                                             73.2                   76.2                 50.3
---------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                             128.6                  136.9                 56.2

INCOME FROM DISCONTINUED OPERATIONS                                            10.1                   11.7                 11.8
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $  138.7               $  148.6               $ 68.0
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OF COMMON STOCK
     BASIC                                                                     75.8                   69.8                 68.4
     DILUTED                                                                   76.5                   70.1                 68.7
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON STOCK
     BASIC
         Continuing Operations                                                $1.70                  $1.95                $0.80
         Discontinued Operations                                               0.13                   0.17                 0.17
---------------------------------------------------------------------------------------------------------------------------------
                                                                              $1.83                  $2.12                $0.97
---------------------------------------------------------------------------------------------------------------------------------
     DILUTED
         Continuing Operations                                                $1.68                  $1.94                $0.80
         Discontinued Operations                                               0.13                   0.17                 0.17
---------------------------------------------------------------------------------------------------------------------------------
                                                                              $1.81                  $2.11                $0.97
---------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE OF COMMON STOCK                                           $1.07                  $1.07                $1.07
---------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.



     ---------------------------------------------------------------------------
44                            ALLETE 2001 Form 10-K

ALLETE CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31                                              2001                   2000                   1999
-----------------------------------------------------------------------------------------------------------------------------------
Millions
OPERATING ACTIVITIES
     Net Income                                                           $ 138.7                $ 148.6                 $  68.0
     Loss (Income) from Investment in Capital Re and Related
        Disposition of ACE - Net of Dividends Received                          -                  (48.0)                   34.5
     Depreciation and Amortization                                          101.6                   86.7                    76.9
     Deferred Income Taxes                                                   10.3                   (6.6)                  (12.8)
     Changes in Operating Assets and Liabilities - Net of the
        Effects of Acquisitions
           Trading Securities                                               (64.8)                  88.9                    16.1
           Accounts Receivable                                              (85.7)                 (29.1)                  (20.3)
           Inventories                                                       (3.0)                  (2.2)                   (0.2)
           Accounts Payable                                                 (23.9)                  92.7                     1.4
           Other Current Assets and Liabilities                              10.5                  (75.1)                    0.3
     Other - Net                                                             19.9                   19.6                     9.9
-----------------------------------------------------------------------------------------------------------------------------------
           Cash from Operating Activities                                   103.6                  275.5                   173.8
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Proceeds from Sale of Investments                                        2.6                  146.0                    67.6
     Additions to Investments                                               (11.2)                 (42.5)                  (27.5)
     Additions to Property, Plant and Equipment                            (153.0)                (168.7)                  (99.7)
     Acquisitions - Net of Cash Acquired                                   (157.1)                (453.0)                  (93.6)
     Other - Net                                                             21.3                   24.4                   (16.9)
-----------------------------------------------------------------------------------------------------------------------------------
           Cash for Investing Activities                                   (297.4)                (493.8)                 (170.1)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                             125.2                  306.3                    51.5
     Issuance of Common Stock                                               189.2                   23.6                    21.8
     Changes in Notes Payable - Net                                           5.5                  177.8                    15.5
     Reductions of Long-Term Debt                                           (18.1)                 (58.8)                   (9.9)
     Redemption of Preferred Stock                                              -                  (31.5)                      -
     Dividends on Preferred and Common Stock                                (81.8)                 (75.4)                  (75.0)
-----------------------------------------------------------------------------------------------------------------------------------
           Cash from Financing Activities                                   220.0                  342.0                     3.9
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (11.3)                  (5.9)                    4.5
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                          14.9                  117.8                    12.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            219.3                  101.5                    89.4
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 234.2                 $219.3                  $101.5
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash Paid During the Period for
          Interest - Net of Capitalized                                     $84.2                  $66.3                   $61.3
          Income Taxes                                                      $60.5                 $107.1                   $60.3
-----------------------------------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.


---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           45

ALLETE CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                     ACCUMULATED
                                                           TOTAL                        OTHER        UNEARNED             CUMULATIVE
                                                       STOCKHOLDERS'   RETAINED     COMPREHENSIVE      ESOP     COMMON    PREFERRED
                                                          EQUITY       EARNINGS     INCOME (LOSS)     SHARES     STOCK      STOCK
------------------------------------------------------------------------------------------------------------------------------------
Millions
BALANCE AT DECEMBER 31, 1998                            $  797.1        $317.6         $  1.5        $(62.5)    $529.0      $11.5

COMPREHENSIVE INCOME

  Net Income                                                68.0          68.0

  Other Comprehensive Income-- Net of Tax
    Unrealized Losses on Securities-- Net                   (3.6)                        (3.6)
    Foreign Currency Translation Adjustments                 4.5                          4.5
                                                        --------
      Total Comprehensive Income                            68.9

COMMON STOCK ISSUED - NET                                   23.0                                                  23.0

DIVIDENDS DECLARED                                         (75.0)        (75.0)

ESOP SHARES EARNED                                           3.3                                        3.3
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                               817.3         310.6            2.4         (59.2)     552.0       11.5

COMPREHENSIVE INCOME

  Net Income                                               148.6         148.6

  Other Comprehensive Income - Net of Tax
    Unrealized Losses on Securities - Net                   (0.7)                        (0.7)
    Foreign Currency Translation Adjustments                (5.9)                        (5.9)
                                                        --------
      Total Comprehensive Income                           142.0

COMMON STOCK ISSUED - NET                                   24.9                                                  24.9

REDEMPTION OF CUMULATIVE PREFERRED STOCK                   (11.5)                                                           (11.5)

DIVIDENDS DECLARED                                         (75.4)        (75.4)

ESOP SHARES EARNED                                           3.5                                        3.5
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                               900.8         383.8           (4.2)        (55.7)     576.9          -

COMPREHENSIVE INCOME

  Net Income                                               138.7         138.7

  Other Comprehensive Income - Net of Tax
    Unrealized Gains on Securities - Net                     2.5                          2.5
    Interest Rate Swap                                      (1.5)                        (1.5)
    Foreign Currency Translation Adjustments               (11.3)                       (11.3)
                                                        --------
      Total Comprehensive Income                           128.4

COMMON STOCK ISSUED - NET                                  193.4                                                 193.4

DIVIDENDS DECLARED                                         (81.8)        (81.8)

ESOP SHARES EARNED                                           3.0                                        3.0
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                            $1,143.8        $440.7         $(14.5)       $(52.7)    $770.3          -
------------------------------------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.


     ---------------------------------------------------------------------------
46                            ALLETE 2001 Form 10-K

                                                   NOTES TO FINANCIAL STATEMENTS

1  BUSINESS SEGMENTS

Millions                                                                                                         INVESTMENTS
                                                                                                                     AND
                                                                               ENERGY            AUTOMOTIVE       CORPORATE
FOR THE YEAR ENDED DECEMBER 31                             CONSOLIDATED       SERVICES            SERVICES         CHARGES
----------------------------------------------------------------------------------------------------------------------------
2001
Operating Revenue                                            $1,527.7           $620.8             $832.1<F1>       $74.8
Operation and Other Expense                                   1,129.3            468.2              610.9            50.2
Depreciation and Amortization Expense                            89.0             46.0               42.7             0.3
Lease Expense                                                    26.9              2.7               24.2               -
Interest Expense                                                 74.7             20.1               35.3            19.3
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                207.8             83.8              119.0             5.0
Distributions on Redeemable
   Preferred Securities of Subsidiary                             6.0              2.4                  -             3.6
Income Tax Expense (Benefit)                                     73.2             31.4               44.2            (2.4)
----------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                               128.6           $ 50.0             $ 74.8           $ 3.8
                                                                                --------------------------------------------
Income from Discontinued Operations                              10.1
----------------------------------------------------------------------
Net Income                                                   $  138.7

EBITDAL from Continuing Operations                             $398.4           $152.6             $221.2           $24.6
Total Assets                                                 $3,282.5<F3>     $1,055.8           $1,515.4<F2>      $361.3
Property, Plant and Equipment                                $1,324.0           $877.3             $446.7               -
Accumulated Depreciation and Amortization                      $829.2           $693.5             $133.4            $2.3
Capital Expenditures                                           $153.0<F3>        $59.9              $61.0               -
----------------------------------------------------------------------------------------------------------------------------
2000
Operating Revenue                                            $1,189.5           $589.5             $522.6<F1>       $77.4
Operation and Other Expense                                     865.5            445.8              370.8            48.9
Depreciation and Amortization Expense                            73.0             46.3               26.2             0.5
Lease Expense                                                    21.1              2.8               18.3               -
Interest Expense                                                 58.8             21.1               23.3            14.4
----------------------------------------------------------------------------------------------------------------------------
Operating Income Before ACE                                     171.1             73.5               84.0            13.6
Income from Disposition of ACE                                   48.0                -                  -            48.0
Distributions on Redeemable
   Preferred Securities of Subsidiary                             6.0              2.0                  -             4.0
Income Tax Expense                                               76.2             28.4               34.1            13.7
----------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                               136.9           $ 43.1             $ 49.9           $43.9
                                                                                --------------------------------------------
Income from Discontinued Operations                              11.7
----------------------------------------------------------------------
Net Income                                                   $  148.6

EBITDAL from Continuing Operations                             $324.0           $143.7             $151.8           $28.5
Total Assets                                                 $2,914.0<F3>       $950.7           $1,339.0<F2>      $280.9
Property, Plant and Equipment                                $1,201.9           $792.5             $409.4               -
Accumulated Depreciation and Amortization                      $746.0           $661.9              $81.9            $2.2
Capital Expenditures                                           $168.7<F3>        $64.7              $74.2            $0.2
----------------------------------------------------------------------------------------------------------------------------
1999
Operating Revenue                                              $995.5           $554.5             $383.2<F1>      $ 57.8
Operation and Other Expense                                     719.8            409.4              272.3            38.1
Depreciation and Amortization Expense                            63.1             45.2               17.4             0.5
Lease Expense                                                    16.1              3.2               12.9               -
Interest Expense                                                 49.5             21.2               10.9            17.4
----------------------------------------------------------------------------------------------------------------------------
Operating Income Before Capital Re                              147.0             75.5               69.7             1.8
Loss from Investment in Capital Re                              (34.5)               -                  -           (34.5)
Distributions on Redeemable
   Preferred Securities of Subsidiary                             6.0              1.7                  -             4.3
Income Tax Expense (Benefit)                                     50.3             28.8               29.4            (7.9)
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                         56.2           $ 45.0             $ 40.3          $(29.1)
                                                                                --------------------------------------------
Income from Discontinued Operations                              11.8
----------------------------------------------------------------------
Net Income                                                     $ 68.0

EBITDAL from Continuing Operations                             $275.7           $145.1             $110.9           $19.7
Total Assets                                                 $2,312.6<F3>       $995.7             $661.9<F2>      $328.0
Property, Plant and Equipment                                $1,003.4           $770.0             $233.4               -
Accumulated Depreciation and Amortization                      $688.7           $629.7              $57.1            $1.9
Capital Expenditures                                            $99.7<F3>        $47.7              $23.8            $1.3
----------------------------------------------------------------------------------------------------------------------------

<F1> INCLUDED $139.4 MILLION OF CANADIAN OPERATING REVENUE IN 2001 ($107.4 MILLION IN 2000; $56.8 MILLION IN 1999).
<F2> INCLUDED $187.6 MILLION OF CANADIAN ASSETS IN 2001 ($215.6 MILLION IN 2000; $119.3 MILLION IN 1999).
<F3> DISCONTINUED OPERATIONS REPRESENTED $350.0 MILLION OF TOTAL ASSETS IN 2001 ($343.4 MILLION IN 2000; $327.0 MILLION IN 1999)
     AND $32.1 MILLION OF CAPITAL EXPENDITURES IN 2001 ($29.6 MILLION IN 2000; $26.9 MILLION IN 1999).

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           47

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

BUSINESS SEGMENTS. Energy Services and Automotive Services segments were determined based on products and services provided. The Investment and Corporate Charges segment was determined based on short-term corporate liquidity needs and the need to provide financial flexibility to pursue strategic initiatives in the other business segments. We measure performance of our operations through careful budgeting and monitoring of EBITDAL and contributions to consolidated net income by each business segment. Discontinued operations included operating results of businesses within our Water Services segment and our auto transport company.

ENERGY SERVICES. Energy Services generate, transmit, distribute, market and trade electricity. Native load electric service is provided to 145,000 customers in northeastern Minnesota and northwestern Wisconsin. Large Power Customers, which include five taconite producers, four paper and pulp mills, two pipeline companies and one manufacturer, purchase about half of the electricity Minnesota Power sells under all-requirements contracts with expiration dates extending from September 2002 through December 2008. (See Item 1. - Energy Services - Large Power Customers in this Form 10-K.) MPEX, a division of Minnesota Power, markets power across the Midwest and Canada. Split Rock Energy LLC, formed as an alliance between Minnesota Power and Great River Energy, combines power supply capabilities and customer loads to share market and supply risks and to optimize power trading opportunities. Split Rock Energy contracts for exclusive services from MPEX. It was announced in January 2002 that MPEX will be transferred to Split Rock Energy. The transfer is expected to occur in March 2002. We account for our 50% ownership interest in Split Rock Energy under the equity method of accounting. For the year ended December 31, 2001 Split Rock Energy's total net income was $6.9 million (net loss of $27,000 in 2000). We purchase power from Split Rock Energy to serve native load requirements and sell generation to Split Rock Energy. Purchases and sales are at market rates. In 2001 we made power purchases from Split Rock Energy of $56.1 million ($25.1 million in 2000) and power sales to Split Rock Energy of $13.3 million ($11.7 million in 2000). BNI Coal, a wholly owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. Square Butte supplies approximately 71% (322 MW) of its output to Minnesota Power under a long-term contract. (See Note 13.)

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

ADESA is the second largest wholesale vehicle auction network in North America. ADESA owns or leases, and operates 53 wholesale vehicle auctions in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. ADESA Impact has 23 auction facilities in the United States and Canada that provide "total loss" vehicle services to insurance, vehicle leasing and rental car companies. AFC provides inventory financing for wholesale and retail automobile dealers who purchase vehicles at auctions. AFC has 82 loan production offices located across the United States and Canada. These offices provide qualified dealers credit to purchase vehicles at any of the 400 plus auctions approved by AFC. PAR provides customized vehicle remarketing services, including nationwide repossessions and the liquidation of off-lease vehicles, to various businesses with fleet operations. AutoVIN provides technology-enabled vehicle inspection services and inventory auditing to the automotive industry. ADESA, ADESA Impact, PAR and AutoVIN recognize revenue when services are performed. AFC's revenue is comprised of gains on sales of receivables, and interest, fee and servicer income. As is customary for finance companies, AFC's revenue is reported net of interest expense of $3.4 million in 2001 ($2.7 million in 2000; $2.0 million in 1999). AFC generally sells its United States dollar denominated finance receivables through a private securitization structure. Gains and losses on such sales are generally recognized at the time of settlement based on the difference between the sales proceeds and the allocated basis of the finance receivables sold, adjusted for transaction

     ---------------------------------------------------------------------------
48                            ALLETE 2001 Form 10-K
fees and residual interest retained. AFC also retains the right to service receivables sold through securitization and receives a fee for doing so.

INVESTMENTS AND CORPORATE CHARGES. Investments and Corporate Charges include real estate operations, investments in emerging technologies related to the electric utility industry, a securities portfolio and general corporate expenses, including interest, not specifically related to any other segment. Our real estate operations include several wholly owned subsidiaries and an 80% ownership in Lehigh. All are Florida companies which through their subsidiaries own real estate in Florida. Real estate revenue is recognized on the accrual basis.

DEPRECIATION. Property, plant and equipment are recorded at original cost and are reported on the balance sheet net of accumulated depreciation. Expenditures for additions and significant replacements and improvements are capitalized; maintenance and repair costs are expensed as incurred. Expenditures for major plant overhauls are also accounted for using this same policy. When non-utility property, plant and equipment are retired or otherwise disposed of, gains or losses are recognized in revenue. When utility property, plant and equipment are retired or otherwise disposed of, no gain or loss is recognized.

Depreciation is computed using the estimated useful lives of the various classes of plant. In 2001 average depreciation rates for the energy and automotive services segments were 3.0% and 4.0% (3.3% and 3.7% in 2000; 3.3% and 3.9% in 1999).

ASSET IMPAIRMENTS. The Company periodically reviews its long-lived assets whenever events indicate the carrying amount of the assets may not be recoverable. As of December 31, 2001 and 2000 no significant write-downs were required.

ACCOUNTS RECEIVABLE. Accounts receivable are reported on the balance sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, the size of the portfolio, overall portfolio quality, review of specific problems and such other factors that in our judgment deserve recognition in estimating losses.

AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $300 million, to third party purchasers under an agreement that expires at the end of 2002. At December 31, 2001 AFC had sold $381.2 million of finance receivables to the special purpose subsidiary ($335.7 million at December 31, 2000). Third party purchasers had purchased an undivided interest in finance receivables of $267 million from this subsidiary at December 31, 2001 ($239 million at December 31, 2000). At December 31, 2000 AFC had $53.5 million of finance receivables sold to another wholly owned, unconsolidated, qualified special purpose subsidiary under an agreement that expired in June 2001. Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments, including estimates of anticipated credit losses over the life of the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $103.0 million at December 31, 2001 ($106.2 million at December 31, 2000). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers. AFC must maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.

ACCOUNTS RECEIVABLE
DECEMBER 31                                               2001          2000
--------------------------------------------------------------------------------
Millions
Trade Accounts Receivable                                $198.5        $184.8
  Less: Allowance for Doubtful Accounts                     5.8           4.8
--------------------------------------------------------------------------------
                                                          192.7         180.0
--------------------------------------------------------------------------------
Finance Receivables                                       522.8         458.0
  Less: Amount Sold                                       381.2         389.2
        Allowance for Doubtful Accounts                     5.9           6.5
--------------------------------------------------------------------------------
                                                          135.7          62.3
--------------------------------------------------------------------------------
Total Accounts Receivable                                $328.4        $242.3
--------------------------------------------------------------------------------


INVENTORIES. Inventories, which include fuel, material and supplies, are stated at the lower of cost or market. Cost is determined by the average cost method.

GOODWILL. Goodwill relates to the Automotive Services segment and represents the excess of cost over identifiable net assets of businesses acquired. Amortization was computed on a straight-line basis over a 40 year period. Operating expenses in 2001 included $13.8 million of goodwill amortization ($8.2 million in 2000; $5.1 million in 1999).

In July 2001 the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective January 1, 2002 goodwill is no longer amortized. We had $535.8 million of goodwill as of December 31, 2001. As required by SFAS 142, we will perform impairment testing within the first six months of 2002. We do not believe we have any goodwill impairment at this time.

UNAMORTIZED EXPENSE, DISCOUNT AND PREMIUM ON DEBT. Expense, discount and premium on debt are deferred and amortized over the lives of the related issues.

CASH AND CASH EQUIVALENTS. We consider all investments purchased with maturities of three months or less to be cash equivalents.

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           49

FOREIGN CURRENCY TRANSLATION. Results of operations for our Canadian subsidiaries are translated into United States dollars using the average exchange rates during the period. Assets and liabilities are translated into United States dollars using the exchange rate on the balance sheet date, except for intangibles and fixed assets, which are translated at historical rates.

NEW ACCOUNTING STANDARDS. In July 2001 the FASB issued SFAS 141 and 143. SFAS 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting is prohibited.

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently reviewing the impact of SFAS 143 on the Company.

In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for long-lived assets that are impaired or are to be disposed. We adopted SFAS 144 in the fourth quarter of 2001. Under the provisions of SFAS 144, we reported the results of our Water Services businesses and the auto transport company as discontinued operations and ceased depreciation of assets related to these businesses in the fourth quarter of 2001.

3  ACQUISITIONS AND DIVESTITURES

ADESA AUCTION FACILITIES. In January 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of Auto Placement Center (now ADESA Impact) in transactions with an aggregate value of $62.4 million. In May 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. ADESA Impact and ADESA Tulsa were accounted for using the purchase method and financial results have been included in our consolidated financial statements since the date of purchase. Pro forma financial results were not material. ComSearch was accounted for as a pooling of interests. Financial results for prior periods have not been restated to reflect this pooling due to immateriality.

In February 2000 ADESA purchased the Mission City Auto Auction in San Diego, California. In May 2000 ADESA Canada purchased the remaining 27% of Impact Auto. ADESA Canada acquired 20% of Impact Auto on October 1, 1995, 27% in March 1999 and another 26% in January 2000. In June 2000 ADESA acquired all of the outstanding common shares of Auction Finance Group, Inc. (AFG). AFG owned CAAG Auto Auction Holdings Ltd., which was doing business as Canadian Auction Group. In August 2000 ADESA acquired Beebe Auto Exchange, Inc. and 51% of Interstate Auto Auction. In October 2000 ADESA purchased nine auction facilities from Manheim. These transactions had a combined purchase price of approximately $438 million and resulted in goodwill of $298 million. We used the purchase method of accounting for these transactions. Financial results have been included in our consolidated financial statements since the date of each purchase. Pro forma financial results were not material.

In April 1999 ADESA acquired Des Moines Auto Auction and in July 1999 ADESA Canada Inc. purchased the Vancouver Auto Auction. The two transactions had a combined purchase price of $31.3 million and were accounted for using the purchase method of accounting resulting in goodwill of $11.9 million. Financial results for each facility have been included in our consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material.

ACQUISITION OF ENVENTIS, INC. In July 2001 we acquired Enventis, Inc., a data network systems provider headquartered in the Minneapolis-St. Paul area. In connection with this acquisition, we issued 310,878 shares of ALLETE common stock. Enventis was accounted for as a pooling of interests. Financial results for prior periods have not been restated to reflect this pooling due to immateriality.

ACQUISITION OF GENERATING FACILITY. In October 2001 we acquired certain non-mining properties from LTV and Cleveland-Cliffs for $75 million. The non-mining properties include a 225-MW electric generating facility.

REAL ESTATE ACQUISITIONS. In September 2001 our real estate subsidiary purchased Winter Haven Citi Centre, a retail shopping center. In December 2001 and January 2002 real estate subsidiaries purchased additional land in Palm Coast, Florida. These transactions had a combined purchase price of approximately $31 million and were accounted for using the purchase method.

ACQUISITION OF CAPE CORAL. In June 1999 Cape Coral Holdings, a subsidiary of ALLETE Properties, purchased, for $36.2 million, certain real estate properties located in Cape Coral, Florida. The transaction was accounted for using the purchase method of accounting. Financial results have been included in our consolidated financial statements since the date of purchase. Financial results prior to the acquisition were not material..

     ---------------------------------------------------------------------------
50                            ALLETE 2001 Form 10-K

4  DISCONTINUED OPERATIONS

In September 2001 we began a process of systematically evaluating our businesses to determine the strategic value of our assets and explore ways to unlock that value. As a result, our management and Board of Directors have committed to a plan to sell our Water Services businesses and the auto transport company. Water Services includes water and wastewater services operated by several wholly owned subsidiaries in Florida, North Carolina and Georgia. We anticipate selling our auto transport company by the end of the first quarter 2002 and our Water Services businesses before the end of 2002. The financial results of these businesses have been accounted for as discontinued operations. In accordance with SFAS 144, we ceased depreciation of assets related to these businesses in the fourth quarter of 2001.

During the fourth quarter of 2001 we recognized a $4.4 million, or $0.06 per share, charge to exit the auto transport company. When this company is actually sold this amount may be adjusted. The final amount is not expected to be material.

SUMMARY OF DISCONTINUED OPERATIONS

INCOME STATEMENT
YEAR ENDED DECEMBER 31                           2001        2000         1999
--------------------------------------------------------------------------------
Millions
Operating Revenue                               $140.4      $142.4       $136.3
--------------------------------------------------------------------------------
Pre-Tax Income                                   $17.4       $20.0        $19.2
Income Tax Expense                                 7.3         8.3          7.4
--------------------------------------------------------------------------------
Income from
   Discontinued Operations                       $10.1       $11.7        $11.8
--------------------------------------------------------------------------------

BALANCE SHEET INFORMATION
DECEMBER 31                                                  2001         2000
--------------------------------------------------------------------------------
Millions
Assets of Discontinued Operations
   Current Assets                                           $ 40.4       $ 38.8
   Property, Plant and Equipment                             280.1        277.8
   Other Assets                                               29.5         26.8
--------------------------------------------------------------------------------
                                                            $350.0       $343.4
--------------------------------------------------------------------------------
Liabilities of Discontinued Operations
   Current Liabilities                                      $ 45.8       $ 45.4
   Long-Term Debt                                            128.7        135.1
   Other Liabilities                                          26.4         21.4
--------------------------------------------------------------------------------
                                                            $200.9       $201.9
--------------------------------------------------------------------------------


5  REGULATORY MATTERS

We file for periodic rate revisions with the Minnesota Public Utilities Commission (MPUC), the Federal Energy Regulatory Commission and other state regulatory authorities. Interim rates in Minnesota are placed into effect, subject to refund with interest, pending a final decision by the appropriate commission. In 2001 31% of our consolidated operating revenue (41% in 2000; 44% in 1999) was under regulatory authority. The MPUC had regulatory authority over approximately 25% in 2001 (33% in 2000; 36% in 1999) of our consolidated operating revenue.

ELECTRIC RATES. The electric utility industry continues to restructure itself in response to growing competition at both the wholesale and retail levels. This restructuring has primarily affected Minnesota Power's wholesale power marketing and trading activity through MPEX and Split Rock Energy. New legislation and regulation that aims to maintain reliability, assure adequate energy supply, and address wholesale price volatility while encouraging wholesale competition is being considered at the federal level. Over one-half the states, representing approximately 70% of the United States population, have passed either legislation or regulation that initiates a process which may lead to retail customer choice. These initiatives lack momentum in Minnesota and Wisconsin. Legislative and regulatory activity as well as the actions of competitors affect the way Minnesota Power strategically plans for its future. We cannot predict the timing or substance of any future legislation or regulation.

DEFERRED REGULATORY CHARGES AND CREDITS. Our utility operations are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." We capitalize as deferred regulatory charges incurred costs which are probable of recovery in future utility rates. Deferred regulatory credits represent amounts expected to be credited to customers in rates. Deferred regulatory charges and credits are included in other assets and other liabilities on our consolidated balance sheet.

DEFERRED REGULATORY CHARGES AND CREDITS
DECEMBER 31                                                2001         2000
------------------------------------------------------------------------------
Millions
Deferred Charges
   Income Taxes                                           $ 12.8       $ 13.9
   Conservation Improvement Programs                         0.3          1.1
   Premium on Reacquired Debt                                4.5          5.0
   Other                                                     0.4          1.0
------------------------------------------------------------------------------
                                                            18.0         21.0
Deferred Credits
   Income Taxes                                             63.2         53.9
------------------------------------------------------------------------------
Net Deferred Regulatory Charges (Credits)                 $(45.2)      $(32.9)
------------------------------------------------------------------------------


---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           51

6  FINANCIAL INSTRUMENTS

SECURITIES INVESTMENTS. Our securities portfolio is managed internally and by selected outside managers. Securities held principally for near-term sale are classified as trading securities and included in current assets at fair value. Changes in the fair value of trading securities are recognized in earnings. Trading securities consist primarily of the common stock of publicly traded companies. Securities held for an indefinite period of time are classified as available-for-sale securities and included in investments at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of tax. Unrealized losses on available-for-sale securities that are other than temporary are recognized in earnings. Realized gains and losses are computed on each specific investment sold. Available-for-sale securities consisted of equity securities in a grantor trust established to fund certain employee benefits and the common stock of publicly traded companies. At December 31, 1999 available-for-sale securities also included 4.7 million shares of ACE Limited (which were sold in 2000).

AVAILABLE-FOR-SALE SECURITIES
----------------------------------------------------------------------
Millions

                                          GROSS
                                       UNREALIZED            FAIR
AT DECEMBER 31              COST     GAIN     (LOSS)         VALUE
----------------------------------------------------------------------
2001                       $18.1    $10.3     $(1.9)         $26.5
2000                       $10.8    $14.5         -          $25.3
1999                       $87.8     $6.3     $(0.3)         $93.8
----------------------------------------------------------------------
                                                               NET
                                                           UNREALIZED
                                                           GAIN (LOSS)
                                          GROSS             IN OTHER
                           SALES        REALIZED         COMPREHENSIVE
AT DECEMBER 31           PROCEEDS    GAIN     (LOSS)        INCOME
----------------------------------------------------------------------
2001                           -        -         -           $3.6
2000                      $129.9    $49.1         -          $(0.5)
1999                        $0.2        -         -           $1.6
----------------------------------------------------------------------


The net unrealized gain included in earnings for trading securities in 2001 was $0.9 million ($2.3 million loss in 2000; $1.6 million loss in 1999).

We also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for under the cost method. The total carrying value was $40.6 million at December 31, 2001 ($38.5 million at December 31, 2000). We cannot estimate the fair value of these investments as there is no public market or other practicable means of estimation.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND RISKS. In portfolio strategies designed to reduce market risks, we sell common stock securities short. Unrealized gains and losses on short sales are recognized in earnings.

In October 2001 we entered into an interest rate swap agreement with a notional amount of $250 million to hedge $250 million of floating rate debt issued in October 2000. Under the 15-month swap agreement, we make fixed quarterly payments based on a fixed rate of 3.2% and receive payments at a floating rate based on LIBOR (2.4% at December 31, 2001). The agreement is subject to market risk due to interest rate fluctuation. The swap is recorded on the balance sheet at fair value and treated as a cash flow hedge with unrealized gains and losses included in accumulated other comprehensive income.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
---------------------------------------------------------------------------
Millions
                                                               FAIR VALUE
                                              CONTRACT         RECEIVABLE
DECEMBER 31                                    AMOUNT           (PAYABLE)
---------------------------------------------------------------------------
2001
Short Stock Sales Outstanding                   $19.8            $(0.8)
Interest Rate Swap                             $250.0            $(2.5)
---------------------------------------------------------------------------
2000
Short Stock Sales Outstanding                    $5.3            $(0.5)
Interest Rate Swap                             $250.0            $(1.1)
---------------------------------------------------------------------------

We provide credit support to facilitate the power marketing and trading activities of Split Rock Energy, and had $36.0 million in outstanding support at December 31, 2001 ($30.1 million at December 31, 2000). The support generally expires one year from the date of issuance.

FAIR VALUE OF FINANCIAL INSTRUMENTS. With the exception of the items listed below, the estimated fair values of all financial instruments approximate the carrying amount. The fair values for the items below were based on quoted market prices for the same or similar instruments.

FINANCIAL INSTRUMENTS                            CARRYING        FAIR
DECEMBER 31                                       AMOUNT         VALUE
-------------------------------------------------------------------------
Millions
Long-Term Debt
     2001                                         $933.8        $960.0
     2000                                         $817.2        $825.3
Quarterly Income Preferred Securities
     2001                                          $75.0         $74.7
     2000                                          $75.0         $72.8
-------------------------------------------------------------------------

     ---------------------------------------------------------------------------
52                            ALLETE 2001 Form 10-K

CONCENTRATION OF CREDIT RISK. Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Minnesota Power sells electricity to about 15 customers in northern Minnesota's taconite, pipeline, paper and wood products industries. Receivables from these customers totaled approximately $9 million at December 31, 2001 ($12 million at December 31, 2000). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers.

Our Automotive Services have trade receivables from fees to be collected from the buyers and finance receivables created by financing dealer purchases of automobiles in exchange for a security interest in those automobiles. Substantially all trade and finance receivables are due from automobile dealers. We have possession of automobiles or automobile titles collateralizing a significant portion of the trade and finance receivables.

7  LEASING AGREEMENTS

In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million leveraged lease transaction. The new lease is treated as an operating lease for financial reporting purposes and expires in April 2010 with no renewal options. ADESA is required to guarantee up to $23 million of any deficiency in sales proceeds that the lessor realizes in disposing of the leased properties. ADESA receives any sales proceeds in excess of $29.3 million.

ADESA has guaranteed the payment of principal and interest up to $23 million on the lessor's indebtedness, which consists of $28.4 million mortgage notes payable, due April 1, 2020. Terms of the mortgage notes payable require, among other things, that ADESA maintain certain minimum financial ratios. Interest on the notes varies and is payable monthly. It is not practical to estimate the fair value of the guarantee; however, ADESA does not anticipate that it will incur losses as a result of this guarantee. We have guaranteed ADESA's obligations under the lease.

ADESA has signed an agreement to lease a new auction facility in suburban San Francisco to replace an existing facility. Construction on the new facility is expected to be complete in the second half of 2002.

We lease other properties and equipment in addition to those listed above under operating and capital lease agreements with terms expiring through 2010. The aggregate amount of future minimum lease payments for capital and operating leases during 2002 is $15.7 million ($11.9 million in 2003; $7.3 million in 2004; $6.3 million in 2005; and $5.2 million in 2006). Total rent expense was $26.9 million in 2001 ($21.1 million in 2000; $16.1 million in 1999).

8  MANDITORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

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

The QUIPS are subject to mandatory redemption upon repayment of the Subordinated Debentures at maturity or upon redemption. We have the option to redeem the Subordinated Debentures at any time.

We have guaranteed, on a subordinated basis, payment of the Trust's obligations.

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           53

9  LONG-TERM DEBT

LONG-TERM DEBT
DECEMBER 31                                       2001              2000
--------------------------------------------------------------------------
Millions
First Mortgage Bonds
  Floating Rate Due 2003                         $250.0            $250.0
  6 1/4% Series Due 2003                           25.0              25.0
  6.68% Series Due 2007                            20.0              20.0
  7% Series Due 2007                               60.0              60.0
  7 1/2% Series Due 2007                           35.0              35.0
  7 3/4% Series Due 2007                           50.0              55.0
  7% Series Due 2008                               50.0              50.0
  6% Pollution Control Series E Due 2022          111.0             111.0

7.70% Senior Notes, Series A Due 2006              90.0              90.0
7.80% Senior Notes Due 2008                       125.0                 -
8.10% Senior Notes, Series B Due 2010              35.0              35.0

Variable Demand Revenue Refunding
  Bonds Series 1997 A, B, C and D
  Due 2007 - 2020                                  39.0              39.0

Other Long-Term Debt, 3.7 - 9.0%
  Due 2002 - 2026                                  50.7              58.7

Less Due Within One Year                           (6.9)            (11.5)
--------------------------------------------------------------------------
Total Long-Term Debt                             $933.8            $817.2
--------------------------------------------------------------------------


The aggregate amount of long-term debt maturing during 2002 is $6.9 million ($281.2 million in 2003; $9.7 million in 2004; $0.9 million in 2005; and $91.3 million in 2006). Substantially all of our electric plant is subject to the lien of the mortgages securing various first mortgage bonds.

At December 31, 2001 we had long-term bank lines of credit aggregating $5.0 million ($8.1 million at December 31, 2000). Drawn portions on these lines of credit were zero at December 31, 2001 and 2000.

In February 2001 we issued $125 million of 7.80% Senior Notes due February 2008. Proceeds were used to repay a portion of ALLETE's short-term borrowings incurred for the acquisition of vehicle auction facilities purchased in 2000 and early 2001, and for general corporate purposes. These Senior Notes are unsecured.

In October 2000 we issued $250 million of Floating Rate First Mortgage Bonds due October 2003. We have the option to redeem these bonds in whole or in part from time to time, on any interest payment date prior to their maturity. The interest rate is equal to LIBOR plus .85%. In October 2001 we entered into an interest rate swap agreement to hedge the floating rate. We make fixed payments at 3.2% and receive payments at a variable rate based on LIBOR. Including the impact of the swap, the overall effective interest rate on this debt at December 31, 2001 was 4.1% (7.6% at December 31, 2000).

The 7 1/2% Series Due 2007 are redeemable after August 1, 2005; the 7 3/4% Series Due 2007 are redeemable after June 1, 2002; the 7% Series Due 2008 are redeemable after March 1, 2006; and the 6% Pollution Control Series E Due 2022 are redeemable after July 1, 2002. These bonds may be redeemed in whole or in part at our option according to the terms of the obligations.

10  SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

We have bank lines of credit aggregating $264.5 million ($210.5 million at December 31, 2000), which make financing available through short-term bank loans and provide credit support for commercial paper. At December 31, 2001, $234.4 million was available for use ($209 million at December 31, 2000). At December 31, 2001 we had issued commercial paper with a face value of $238.2 million ($260.6 million in 2000), with support provided by bank lines of credit and our securities portfolio.

Certain lines of credit require a commitment fee of 0.0150%. Interest rates on commercial paper and borrowings under the lines of credit ranged from 2.75% to 3.10% at December 31, 2001 (7.28% to 7.9% at December 31, 2000). The weighted average interest rate on short-term borrowings at December 31, 2001 was 2.96% (7.57% at December 31, 2000). The total amount of compensating balances at December 31, 2001 and 2000, was immaterial.

11  PREFERRED STOCK

In 2000 we redeemed all of our outstanding Preferred Stock and Preferred Stock A with proceeds from the sale of a portion of our securities portfolio and internally generated funds.

All 100,000 shares of Serial Preferred Stock A, $7.125 Series were redeemed in April 2000 for an aggregate of $10 million. All 100,000 shares of Serial Preferred Stock A, $6.70 Series were redeemed in July 2000 for an aggregate of $10 million. All 113,358 shares of 5% Preferred Stock were redeemed in August 2000 at $102.50 per share plus accrued and unpaid dividends of $0.75 per share for an aggregate of $11.7 million.

     ---------------------------------------------------------------------------
54                            ALLETE 2001 Form 10-K

12  COMMON STOCK AND EARNINGS PER SHARE

Our Articles of Incorporation and mortgages contain provisions that, under certain circumstances, would restrict the payment of common stock dividends. As of December 31, 2001 no retained earnings were restricted as a result of these provisions.

COMMON STOCK SPLIT. On March 2, 1999 our common stock was split two-for-one. All common share and per share amounts in our financial statements and notes to the financial statements have been adjusted for all periods to reflect the two-for-one stock split.

SUMMARY OF COMMON STOCK                       SHARES             EQUITY
-------------------------------------------------------------------------
Millions
Balance at December 31, 1998                   72.3              $529.0
1999 Employee Stock Purchase Plan               0.1                 1.3
     Invest Direct <F1>                         0.9                17.4
     Other                                      0.2                 4.3
-------------------------------------------------------------------------
Balance at December 31, 1999                   73.5               552.0
2000 Employee Stock Purchase Plan               0.1                 1.1
     Invest Direct <F1>                         1.0                18.8
     Other                                      0.1                 5.0
-------------------------------------------------------------------------
Balance at December 31, 2000                   74.7               576.9
2001 Public Offering                            6.6               150.0
     Employee Stock Purchase Plan               0.1                 1.4
     Invest Direct <F1>                         0.8                18.9
     Other                                      1.7                23.1
-------------------------------------------------------------------------
Balance at December 31, 2001                   83.9              $770.3
-------------------------------------------------------------------------

<F1> INVEST DIRECT IS ALLETE'S DIRECT STOCK PURCHASE AND DIVIDEND REINVESTMENT
     PLAN.


COMMON STOCK ISSUANCE. In May and June 2001 we sold 6.6 million shares of our common stock in a public offering at $23.68 per share. Total net proceeds of approximately $150 million were used to repay a portion of our short-term borrowings with the remainder invested in short-term instruments.

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


RECONCILIATION OF
BASIC AND DILUTED                               BASIC      DILUTIVE      DILUTED
EARNINGS PER SHARE                               EPS      SECURITIES       EPS
--------------------------------------------------------------------------------
Millions Except Per Share Amounts
2001

Income from Continuing Operations              $128.6           -         $128.6

Common Shares                                    75.8         0.7           76.5

Per Share from Continuing Operations            $1.70           -          $1.68
--------------------------------------------------------------------------------
2000

Income from Continuing Operations              $136.9           -         $136.9

Less:  Dividends on Preferred Stock               0.9           -            0.9
--------------------------------------------------------------------------------
                                               $136.0           -         $136.0
Common Shares                                    69.8         0.3           70.1
Per Share from Continuing Operations            $1.95           -          $1.94
--------------------------------------------------------------------------------

There was no difference between basic and diluted earnings per share for 1999.

We paid dividends on preferred stock of $0.9 million in 2000 ($2.0 million in 1999).

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           55

13  SQUARE BUTTE POWER PURCHASE AGREEMENT

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

Minnesota Power is entitled to approximately 71% of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5% annually, to a minimum of 50%. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At December 31, 2001 Square Butte had total debt outstanding of $298.8 million. Total annual debt service for Square Butte is expected to be approximately $36 million in both 2002 and 2003 and $23 million in each of the years 2004 through 2006. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

Minnesota Power's cost of power purchased from Square Butte during 2001 was $63.3 million ($58.7 million in 2000 and in 1999). This reflects Minnesota Power's pro rata share of total Square Butte costs based on the 71% output entitlement in 2001, 2000 and 1999. Included in this amount was Minnesota Power's pro rata share of interest expense of $14.2 million in 2001 ($14.8 million in 2000; $15.5 million in 1999). Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

14  JOINTLY OWNED ELECTRIC FACILITY

We own 80% of the 531-megawatt Boswell Energy Center Unit 4 (Boswell Unit 4). While we operate the plant, certain decisions about the operations of Boswell Unit 4 are subject to the oversight of a committee on which we and Wisconsin Public Power, Inc. (WPPI), the owner of the other 20% of Boswell Unit 4, have equal representation and voting rights. Each of us must provide our own financing and is obligated to pay our ownership share of operating costs. Our share of direct operating expenses of Boswell Unit 4 is included in operating expense on our consolidated statement of income. Our 80% share of the original cost included in electric plant at December 31, 2001 was $309 million ($309 million at December 31, 2000). The corresponding provision for accumulated depreciation was $163 million at December 31, 2001 ($157 million at December 31,
2000).

15  INVESTMENTS IN CAPITAL RE AND ACE

In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE Limited. We received 4.7 million shares of ACE plus $25.1 million in December 1999 when Capital Re merged with ACE. At the time of the merger we owned 7.3 million shares, or 20%, of Capital Re.

As a result of the merger, in 1999 we recorded a $36.2 million, or $0.52 per share, after-tax charge as follows: a $24.1 million, or $0.35 per share, charge in the second quarter following the merger agreement and discontinuance of our equity accounting for Capital Re and a $12.1 million, or $0.17 per share, charge in the fourth quarter upon completion of the merger.

     ---------------------------------------------------------------------------
56                            ALLETE 2001 Form 10-K

16  INCOME TAX EXPENSE

INCOME TAX EXPENSE
YEAR ENDED DECEMBER 31                         2001         2000         1999
-------------------------------------------------------------------------------
Millions
Current Tax Expense
  Federal                                     $51.3        $69.1        $56.0
  Foreign                                       7.6          8.0          6.9
  State                                         7.7          6.4          5.8
-------------------------------------------------------------------------------
                                               66.6         83.5         68.7
Deferred Tax Expense (Benefit)
  Federal                                       6.9         (5.9)       (11.1)
  Foreign                                       0.2          0.9         (0.4)
  State                                        (0.1)        (2.7)        (6.0)
-------------------------------------------------------------------------------
                                                7.0         (7.7)       (17.5)
Change in Valuation Allowance                   1.0          1.8          0.6
-------------------------------------------------------------------------------
Deferred Tax Credits                           (1.4)        (1.4)        (1.5)
-------------------------------------------------------------------------------
Income Taxes on
  Continuing Operations                        73.2         76.2         50.3
Income Taxes on
  Discontinued Operations                       7.3          8.3          7.4
-------------------------------------------------------------------------------
Total Income Tax Expense                      $80.5        $84.5        $57.7
-------------------------------------------------------------------------------

RECONCILIATION OF TAXES FROM
FEDERAL STATUTORY RATE TO
TOTAL INCOME TAX EXPENSE
YEAR ENDED DECEMBER 31                         2001         2000         1999
-------------------------------------------------------------------------------
Millions
Tax Computed at Federal
  Statutory Rate                              $76.7        $81.6        $44.0
Increase (Decrease) in Tax
  State Income Taxes -- Net of
   Federal Income Tax Benefit                   8.3          4.4          6.5
  Capital Re Transaction                          -            -         10.8
  Foreign Taxes                                 0.5          1.2          2.3
  Tax Credits                                  (1.7)        (1.4)        (3.3)
  Other                                        (3.3)        (1.3)        (2.6)
-------------------------------------------------------------------------------
Total Income Tax Expense                      $80.5        $84.5        $57.7
-------------------------------------------------------------------------------

DEFERRED TAX ASSETS AND LIABILITIES
DECEMBER 31                                        2001               2000
-----------------------------------------------------------------------------
Millions
Deferred Tax Assets
  Deferred Compensation Plans                      $19.1              $14.7
  Depreciation                                      18.2               13.9
  Investment Tax Credits                            16.8               17.7
  Allowance for Bad Debts                           11.3                9.2
  Employee Stock Ownership Plan                      9.8                9.4
  Postemployment Benefits                            8.8                9.2
  Lehigh Basis Difference                            8.2                7.9
  State NOL Carryover                                7.2                1.9
  Conservation Improvement Programs                  5.4                5.5
  Other                                             27.4               28.2
-----------------------------------------------------------------------------
     Gross Deferred Tax Assets                     132.2              117.6
Deferred Tax Asset Valuation Allowance              (6.0)              (5.0)
-----------------------------------------------------------------------------
Total Deferred Tax Assets                          126.2              112.6
-----------------------------------------------------------------------------
Deferred Tax Liabilities
  Depreciation                                     168.7              177.2
  Investment Tax Credits                            23.7               25.1
  Allowance for Funds Used During
     Construction                                   11.7               12.8
  Prepaid Pension                                    7.8                3.9
  Like-Kind Exchange                                 7.3                  -
  Goodwill                                           5.6                1.5
  Other                                              8.3                3.9
-----------------------------------------------------------------------------
Total Deferred Tax Liabilities                     233.1              224.4
-----------------------------------------------------------------------------
Accumulated Deferred Income Taxes                 $106.9             $111.8
-----------------------------------------------------------------------------

UNDISTRIBUTED EARNINGS. Undistributed earnings of our foreign subsidiaries were approximately $36.3 million at December 31, 2001 ($27.9 million at December 31,
2000). Since this amount has been or will be reinvested in property, plant and working capital, it is not practicable to calculate the deferred taxes associated with the remittance of these investments.

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           57

17  OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME                                          PRE-TAX        TAX EXPENSE        NET-OF-TAX
YEAR ENDED DECEMBER 31                                              AMOUNT          (BENEFIT)           AMOUNT
------------------------------------------------------------------------------------------------------------------
Millions
2001
Unrealized Gain (Loss) on Securities
     Gain During the Year                                           $  3.6            $ 1.1             $  2.5
     Less: Gain Included in Net Income                                   -                -                  -
------------------------------------------------------------------------------------------------------------------
       Net Unrealized Gain on Securities                               3.6              1.1                2.5
Interest Rate Swap                                                    (2.5)            (1.0)              (1.5)
Foreign Currency Translation Adjustments                             (11.3)               -              (11.3)
------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                            $(10.2)           $ 0.1             $(10.3)
------------------------------------------------------------------------------------------------------------------
2000
Unrealized Gain (Loss) on Securities
     Gain During the Year                                           $ 47.8            $17.4             $ 30.4
     Less: Gain Included in Net Income                                49.1             18.0               31.1
------------------------------------------------------------------------------------------------------------------
       Net Unrealized Loss on Securities                              (1.3)            (0.6)              (0.7)
Foreign Currency Translation Adjustments                              (5.9)               -               (5.9)
------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                            $ (7.2)           $(0.6)            $ (6.6)
------------------------------------------------------------------------------------------------------------------
1999
Unrealized Gain (Loss) on Securities
     Gain During the Year                                           $  1.6             $0.7             $  0.9
     Add: Loss Included in Net Income                                  1.7              0.7                1.0
     Less: Unrealized Gains of Disposed Equity Investee                6.7              1.2                5.5
------------------------------------------------------------------------------------------------------------------
       Net Unrealized Loss on Securities                              (3.4)             0.2               (3.6)
Foreign Currency Translation Adjustments                               4.5                -                4.5
------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                          $  1.1            $ 0.2             $  0.9
------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income at December 31, 2001 consisted of $3.8 million ($2.8 million at December 31, 2000) in net unrealized gains on securities and $(18.3) million ($(7.0) million at December 31, 2000) in foreign currency translation adjustments. The gain included in net income for the year 2000 included the gain from our sale of ACE shares.

     ---------------------------------------------------------------------------
58                            ALLETE 2001 Form 10-K

18  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Certain eligible employees of ALLETE are covered by noncontributory defined benefit pension plans. At December 31, 2001 approximately 10% of the defined benefit pension plan assets were invested in our common stock. We have defined contribution pension plans covering eligible employees, for which the aggregate annual cost was $7.1 million in 2001 ($5.7 million in 2000; $4.7 million in 1999). We provide certain health care and life insurance benefits for eligible retired employees.

The assumed health care cost trend rate declines gradually to an ultimate rate of 5.0% by 2007. For postretirement health and life benefits, a 1% increase in the assumed health care cost trend rate would result in a $9.4 million and a $1.2 million increase in the benefit obligation and total service and interest costs, respectively; a 1% decrease would result in a $7.9 million and $1.0 million decrease in the benefit obligation and total service and interest costs, respectively.

PENSION
--------------------------------------------------------------------------
Millions
PLAN STATUS
AT SEPTEMBER 30                                 2001             2000
--------------------------------------------------------------------------
Change in Benefit Obligation
   Obligation, Beginning of Year               $228.5           $220.0
   Service Cost                                   4.2              4.1
   Interest Cost                                 17.7             16.5
   Actuarial Loss                                13.6              2.4
   Benefits Paid                                (14.8)           (14.5)
--------------------------------------------------------------------------
   Obligation, End of Year                      249.2            228.5

Change in Plan Assets
   Fair Value, Beginning of Year                309.8            283.3
   Actual Return on Assets                      (14.7)            40.3
   Benefits Paid                                (14.8)           (14.5)
   Other                                          1.6              0.7
--------------------------------------------------------------------------
   Fair Value, End of Year                      281.9            309.8

Funded Status                                    32.7             81.3
   Unrecognized Amounts
   Net Gain                                     (19.5)           (76.4)
   Prior Service Cost                             5.2              3.8
   Transition Obligation                          0.7              0.8
--------------------------------------------------------------------------
Prepaid Pension Cost                           $ 19.1           $  9.5
--------------------------------------------------------------------------
BENEFIT EXPENSE
YEAR ENDED DECEMBER 31            2001           2000             1999
--------------------------------------------------------------------------
Service Cost                     $ 4.2          $ 4.1            $ 4.7
Interest Cost                     17.6           16.5             15.8
Expected Return on Assets        (29.6)         (27.5)           (24.7)
Amortized Amounts
     Unrecognized Gain            (2.5)          (2.3)            (0.4)
     Prior Service Cost            0.5            0.5              0.5
     Transition Obligation         0.2            0.2              0.2
--------------------------------------------------------------------------
Net Pension Credit               $(9.6)         $(8.5)           $(3.9)
--------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS                          2001             2000
--------------------------------------------------------------------------
Discount Rate                                    7.75%             8.0%
Expected Return on Plan Assets                   10.0%           10.25%
Rate of Compensation Increase               3.5 - 4.5%       3.5 - 4.5%

HEALTH AND LIFE
--------------------------------------------------------------------------
Millions
PLAN STATUS
AT SEPTEMBER 30                                  2001             2000
--------------------------------------------------------------------------
Change in Benefit Obligation
   Obligation, Beginning of Year               $ 66.2           $ 61.3
   Service Cost                                   2.7              2.7
   Interest Cost                                  5.2              4.7
   Actuarial (Gain) Loss                          5.8             (0.2)
   Participant Contributions                      0.9              0.7
   Benefits Paid                                 (3.6)            (3.0)
--------------------------------------------------------------------------
   Obligation, End of Year                       77.2             66.2

Change in Plan Assets
   Fair Value, Beginning of Year                 39.9             29.7
   Actual Return on Assets                       (2.3)             3.1
   Employer Contribution                          1.8              9.4
   Participant Contributions                      0.9              0.7
   Benefits Paid                                 (3.6)            (3.0)
--------------------------------------------------------------------------
   Fair Value, End of Year                       36.7             39.9

Funded Status                                   (40.5)            26.3)
   Unrecognized Amounts
    Net Gain                                     (4.9)           (17.7)
    Transition Obligation                        27.1             29.5
--------------------------------------------------------------------------
Accrued Cost                                   $(18.3)          $(14.5)
--------------------------------------------------------------------------
BENEFIT EXPENSE
YEAR ENDED DECEMBER 31            2001            2000             1999
--------------------------------------------------------------------------
Service Cost                      $2.7            $2.7             $2.7
Interest Cost                      5.2             4.7              3.7
Expected Return on Assets         (3.4)           (2.7)            (2.3)
Amortized Amounts
   Unrecognized Gain              (0.9)           (0.9)            (0.9)
   Transition Obligation           2.4             2.4              2.4
--------------------------------------------------------------------------
                                   6.0             6.2              5.6
Amortization of Deferred Charge      -               -              2.8
--------------------------------------------------------------------------
Net Expense                       $6.0            $6.2             $8.4
--------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS                         2001             2000
--------------------------------------------------------------------------
Discount Rate                                    7.75%             8.0%
Expected Return on Plan Assets             8.0 - 10.0%      6.0 - 10.0%
Rate of Compensation Increase               3.5 - 4.5%       3.5 - 4.5%
Health Care Cost Trend Rate                        10%             6.9%

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           59

19  EMPLOYEE STOCK AND INCENTIVE PLANS

EMPLOYEE STOCK OWNERSHIP PLAN. We sponsor a leveraged employee stock ownership plan (ESOP) that covers certain eligible employees. In 1989 the ESOP used the proceeds from a $16.5 million third-party loan (15-year term at 9.125%), guaranteed by us, to purchase 1.2 million shares of our common stock on the open market. In 1990 the ESOP issued a $75 million note (term not to exceed 25 years at 10.25%) to us as consideration for 5.6 million shares of our newly issued common stock. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less available dividends received by the ESOP. The majority of dividends received by the ESOP are used to pay debt service, with the balance distributed to certain participants. The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to participants, based on the proportion of debt service paid in the year. The third-party debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned ESOP shares in the Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; available dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $2.6 million in 2001 ($2.3 million in 2000; $2.2 million in 1999).

YEAR ENDED DECEMBER 31                  2001         2000        1999
------------------------------------------------------------------------
Millions

Shares
 Allocated Shares                         3.9          3.9         3.8
 Unreleased Shares                        4.0          4.2         4.4
------------------------------------------------------------------------
 Total ESOP Shares                        7.9          8.1         8.2
------------------------------------------------------------------------
Fair Value of Unreleased Shares        $100.3       $104.6       $75.8
------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN. We have an Employee Stock Purchase Plan that permits eligible employees to buy up to $23,750 per year of our common stock at 95% of the market price. At December 31, 2001, 1.2 million shares had been issued under the plan and 97,380 shares were held in reserve for future issuance.

STOCK OPTION AND AWARD PLANS. We have an Executive Long-Term Incentive Compensation Plan (Executive Plan) and a Director Long-Term Stock Incentive Plan (Director Plan). The Executive Plan allows for the grant of up to 6.7 million shares of our common stock to key employees. To date, these grants have taken the form of stock options, performance share awards and restricted stock awards. The Director Plan allows for the grant of up to 0.3 million shares of our common stock to nonemployee directors. Each nonemployee director receives an annual grant of 1,500 stock options and a biennial grant of performance shares equal to $10,000 in value of common stock at the date of grant. Stock options are exercisable at the market price of common shares on the date the options are granted, and vest in equal annual installments over two years with expiration ten years from the date of grant. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of ALLETE. Restricted stock vests once certain periods of time have elapsed. At December 31, 2001 2.4 million and 0.2 million shares were held in reserve for future issuance under the Executive Plan and Director Plan, respectively.

We have elected to account for our stock-based compensation plans in accordance with the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly, compensation expense has not been recognized for stock options granted. Compensation expense is recognized over the vesting periods for performance and restricted share awards based on the market value of our common stock, and was approximately $9 million in 2001 ($5 million in 2000; $3 million in 1999). Pro forma net income and earnings per share under SFAS 123 "Accounting for Stock-Based Compensation" have not been presented because such amounts are not materially different from actual amounts reported. This may not be representative of the pro forma effects for future years if additional awards are granted.

                                                                     AVERAGE
                                                                    EXERCISE
STOCK OPTION ACTIVITY                            OPTIONS              PRICE
------------------------------------------------------------------------------
Options in Millions

2001
Outstanding, Beginning of Year                      2.4               $18.52
Granted                                             0.8               $23.63
Exercised                                          (0.8)              $18.39
Canceled                                           (0.1)              $21.05
------------------------------------------------------------------------------
Outstanding, End of Year                            2.3               $20.18
------------------------------------------------------------------------------
Exercisable, End of Year                            1.2               $19.55
Fair Value of Options Granted
   During the Year                                $5.39
------------------------------------------------------------------------------

2000
Outstanding, Beginning of Year                      1.6               $19.77
Granted                                             1.0               $16.33
Exercised                                          (0.1)              $14.91
Canceled                                           (0.1)              $18.85
------------------------------------------------------------------------------
Outstanding, End of Year                            2.4               $18.52
------------------------------------------------------------------------------
Exercisable, End of Year                            1.1               $19.42
Fair Value of Options Granted
   During the Year                                $3.20
------------------------------------------------------------------------------

1999
Outstanding, Beginning of Year                      1.0               $17.31
Granted                                             0.9               $21.77
Exercised                                          (0.2)              $13.91
Canceled                                           (0.1)              $21.25
------------------------------------------------------------------------------
Outstanding, End of Year                            1.6               $19.77
------------------------------------------------------------------------------
Exercisable, End of Year                            0.6               $16.38
Fair Value of Options Granted
   During the Year                                $3.38
------------------------------------------------------------------------------


     ---------------------------------------------------------------------------
60                            ALLETE 2001 Form 10-K

At December 31, 2001 options outstanding consisted of 0.8 million with an exercise price of $13.69 to $16.25, and 1.5 million with an exercise price of $21.63 to $23.63. The options with an exercise price of $13.69 to $16.25 have an average remaining contractual life of 7.3 years with 0.4 million exercisable on December 31, 2001 at an average price of $15.26. The options with an exercise price of $21.63 to $23.63 have an average remaining contractual life of 7.8 years with 0.8 million exercisable on December 31, 2001 at an average price of $21.91.

A total of 0.6 million performance share grants were awarded in 2000 and 2001 for the performance period ended December 31, 2001. The grant date fair value of the share grants was $9.6 million. The shares will be issued in 2002 and 2003.

A total of 0.3 million performance share grants were awarded during 1999 and 1998 for the performance period ended December 31, 1999. The grant date fair value of the share grants was $6.5 million. At December 31, 2001 75% of the shares had already been issued, with the balance to be issued in 2002.

In January 2002 we granted stock options to purchase approximately 0.8 million shares of common stock (exercise price of $25.68 per share), and 0.3 million performance share grants. The ultimate issuance of performance share grants is contingent upon the attainment of certain future performance goals of ALLETE. The grant date fair value of the share grants was $8.5 million.

20  QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year. Financial results for the fourth quarter of 2001 included a $4.4 million, or $0.06 per share, after-tax charge to exit the auto transport company. Financial results for 2000 included a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE in the second quarter. (See Note 15.)

QUARTER ENDED                                    MAR. 31    JUN. 30   SEPT. 30    DEC. 31
--------------------------------------------------------------------------------------------
Millions Except Earnings Per Share
2001

Operating Revenue                                $377.3     $405.5     $383.3      $361.6
Operating Income from
  Continuing Operations                           $51.6      $66.8      $52.1       $37.3
Net Income
  Continuing Operations                           $30.2      $39.2      $34.5       $24.7
  Discontinued Operations                           2.7        3.3        3.3         0.8
--------------------------------------------------------------------------------------------
                                                  $32.9      $42.5      $37.8       $25.5
Earnings Available for
  Common Stock                                    $32.9      $42.5      $37.8       $25.5

Earnings Per Share of Common Stock
Basic
  Continuing Operations                           $0.42      $0.54      $0.44       $0.30
  Discontinued Operations                          0.04       0.04       0.04        0.01
--------------------------------------------------------------------------------------------
                                                  $0.46      $0.58      $0.48       $0.31
Diluted
  Continuing Operations                           $0.42      $0.53      $0.43       $0.30
  Discontinued Operations                          0.04       0.04       0.04        0.01
--------------------------------------------------------------------------------------------
                                                  $0.46      $0.57      $0.47       $0.31

2000

Operating Revenue                                $288.7     $289.3     $287.6      $323.9
Operating Income from
  Continuing Operations                           $48.6      $98.7      $43.8       $28.0
Net Income
  Continuing Operations                           $28.3      $60.3      $31.6       $16.7
  Discontinued Operations                           2.1        3.9        3.4         2.3
--------------------------------------------------------------------------------------------
                                                  $30.4      $64.2      $35.0       $19.0
Earnings Available for
  Common Stock                                    $29.9      $63.9      $34.9       $19.0

Earnings Per Share of Common Stock
Basic
  Continuing Operations                           $0.40      $0.86      $0.45       $0.24
  Discontinued Operations                          0.03       0.06       0.05        0.03
--------------------------------------------------------------------------------------------
                                                  $0.43      $0.92      $0.50       $0.27
Diluted
  Continuing Operations                           $0.40      $0.86      $0.45       $0.24
  Discontinued Operations                          0.03       0.06       0.05        0.03
--------------------------------------------------------------------------------------------
                                                  $0.43      $0.92      $0.50       $0.27

---------------------------------------------------------------------------
                              ALLETE 2001 Form 10-K                           61

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE                [PRICEWATERHOUSECOOPERS LLP LOGO]

To the Board of Directors
of ALLETE, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 21, 2002 appearing on page 42 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 21, 2002

--------------------------------------------------------------------------------

                                                                                                             SCHEDULE II
ALLETE
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                        ADDITIONS
                                                   BALANCE AT   ------------------------       DEDUCTIONS     BALANCE AT
                                                   BEGINNING     CHARGED          OTHER           FROM          END OF
FOR THE YEAR ENDED DECEMBER 31                      OF YEAR     TO INCOME        CHANGES       RESERVES<F1>     PERIOD
--------------------------------------------------------------------------------------------------------------------------
Millions
Reserve Deducted from Related Assets

     Reserve For Uncollectible Accounts

     2001  Trade Accounts Receivable                 $4.8         $4.4                -           $3.4           $5.8
           Finance Receivables                        6.5          2.4                -            3.0            5.9

     2000  Trade Accounts Receivable                  6.9          2.3                -            4.4            4.8
           Finance Receivables                        6.3          0.8                -            0.6            6.5

     1999  Trade Accounts Receivable                  5.5          3.3                -            1.9            6.9
           Finance Receivables                        3.6          3.8                -            1.1            6.3

     Deferred Asset Valuation Allowance

     2001  Deferred Tax Assets                        5.0          1.0                -              -            6.0

     2000  Deferred Tax Assets                        3.2          1.8                -              -            5.0

     1999  Deferred Tax Assets                        2.6          0.6                -              -            3.2

<F1> Reserve for uncollectible accounts includes bad debts written off.

     ---------------------------------------------------------------------------
62                            ALLETE 2001 Form 10-K

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
--------------------------------------------------------------------------------


10(g)  -  Master Agreement (without Exhibits), dated as of July 30, 2001, among
          ADESA Corporation, as a Guarantor, ADESA California, Inc. and certain subsidiaries of ADESA Corporation that may hereafter become party hereto, as Lessees, Atlantic Financial Group, Ltd., as Lessor, certain financial institutions parties hereto, as Lenders, and SunTrust Bank, as Agent.

10(h) - Master Lease Agreement (without Exhibits), dated as of July 30, 2001, between Atlantic Financial Group, Ltd., as Lessor, and ADESA California, Inc. and certain other subsidiaries of ADESA Corporation, as Lessees.

10(i)  -  Loan Agreement, dated as of July 30, 2001, among Atlantic Financial
          Group, Ltd., as Lessor and Borrower, the financial institutions party hereto, as Lenders, and SunTrust Bank, as Agent.

10(j) - Guaranty Agreement from ALLETE, dated as of July 30, 2001, relating to the Master Agreement, dated as of July 30, 2001.

   12  -  Computation of Ratios of Earnings to Fixed Charges and Supplemental
          Ratios of Earnings to Fixed Charges.

23(a)  -  Consent of Independent Accountants.

23(b)  -  Consent of General Counsel.