Form 10-Q
period 2002-03-31
ALLETE INC
filed 2002-05-10
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2002

                                       or

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




                           Common Stock, no par value,
                          84,827,051 shares outstanding
                              as of April 30, 2002

                                     INDEX

                                                                           Page

Definitions                                                                  2

Safe Harbor Statement                                                        3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 2002 and December 31, 2001                      4

              Consolidated Statement of Income -
                   Quarter Ended March 31, 2002 and 2001                     5

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 2002 and 2001                     6

              Notes to Consolidated Financial Statements                     7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            11

         Item 3.   Quantitative and Qualitative Disclosures
                   about Market Risk                                        16

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders      17

         Item 5.   Other Information                                        18

         Item 6.   Exhibits and Reports on Form 8-K                         19

Signatures                                                                  20




1                     ALLETE First Quarter 2002 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM         TERM
--------------------------------------------------------------------------------

2001 Form 10-K                  ALLETE's Annual Report on Form 10-K for the Year
                                    Ended December 31, 2001
ADESA                           ADESA Corporation
AFC                             Automotive Finance Corporation
ALLETE                          ALLETE, Inc.
ALLETE Water Services           ALLETE Water Services, Inc.
Company                         ALLETE, Inc. and its subsidiaries
EBITDAL                         Earnings Before Interest, Taxes, Depreciation,
                                    Amortization and Lease Expense
Electric Odyssey                Electric Outlet, Inc.
Enventis Telecom                Enventis Telecom, Inc.
ESOP                            Employee Stock Ownership Plan
FERC                            Federal Energy Regulatory Commission
Florida Water                   Florida Water Services Corporation
FPSC                            Florida Public Service Commission
Great Rigs                      Great Rigs Incorporated
Minnesota Power                 An operating division of ALLETE, Inc.
MPUC                            Minnesota Public Utilities Commission
MW                              Megawatt(s)
NCUC                            North Carolina Utilities Commission
NRG Energy                      NRG Energy, Inc.
PSCW                            Public Service Commission of Wisconsin
SEC                             Securities and Exchange Commission
SFAS                            Statement of Financial Accounting Standards No.
Split Rock Energy               Split Rock Energy LLC
Square Butte                    Square Butte Electric Cooperative


                      ALLETE First Quarter 2002 Form 10-Q                      2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of ALLETE and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

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

  - the effects of competition, including the competition for retail and wholesale customers, as well as suppliers and purchasers of vehicles;

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

Any forward-looking statement speaks only as of the date on which such statement is made, and ALLETE undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.


3                     ALLETE First Quarter 2002 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                    ALLETE
                                           CONSOLIDATED BALANCE SHEET
                                                   Millions
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2002               2001
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  219.9          $   220.2
     Trading Securities                                                                165.9              155.6
     Accounts Receivable (Less Allowance of $14.7 and $11.7)                           370.8              328.2
     Inventories                                                                        31.3               32.0
     Prepayments and Other                                                             144.5              131.7
     Discontinued Operations                                                            38.4               42.2
-------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           970.8              909.9

Property, Plant and Equipment                                                        1,343.0            1,323.3

Investments                                                                            136.0              141.0

Goodwill                                                                               495.2              494.4

Other Intangible Assets                                                                 39.8               34.8

Other Assets                                                                            69.4               68.8

Discontinued Operations                                                                323.3              310.3
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $3,377.5          $ 3,282.5
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  375.6          $   239.8
     Accrued Taxes, Interest and Dividends                                              53.8               38.1
     Notes Payable                                                                     224.5              267.4
     Long-Term Debt Due Within One Year                                                  8.6                6.9
     Other                                                                              77.6              106.4
     Discontinued Operations                                                            34.2               45.9
-------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      774.3              704.5

Long-Term Debt                                                                         931.7              933.8

Accumulated Deferred Income Taxes                                                      118.0              107.0

Other Liabilities                                                                      148.4              163.5

Discontinued Operations                                                                155.9              154.9
-------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                            2,128.3            2,063.7
-------------------------------------------------------------------------------------------------------------------

Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0               75.0
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     84.7 and 83.9 Shares Outstanding                                                  787.5              770.3

Unearned ESOP Shares                                                                   (51.8)             (52.7)

Accumulated Other Comprehensive Loss                                                   (16.5)             (14.5)

Retained Earnings                                                                      455.0              440.7
-------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                   1,174.2            1,143.8
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,377.5          $ 3,282.5
-------------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these statements.

                      ALLETE First Quarter 2002 Form 10-Q                      4

                                                   ALLETE
                                       CONSOLIDATED STATEMENT OF INCOME
                                 Millions Except Per Share Amounts - Unaudited

                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                     2002                   2001
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
       Energy Services                                                             $ 142.9                 $ 159.0
       Automotive Services                                                           213.5                   204.9
       Investments                                                                    16.6                    13.0
-------------------------------------------------------------------------------------------------------------------

           Total Operating Revenue                                                   373.0                   376.9
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
       Fuel and Purchased Power                                                       49.4                    62.4
       Operations                                                                    251.3                   242.8
       Interest                                                                       15.9                    19.3
-------------------------------------------------------------------------------------------------------------------

           Total Operating Expenses                                                  316.6                   324.5
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                                           56.4                    52.4

DISTRIBUTIONS ON REDEEMABLE
       PREFERRED SECURITIES OF ALLETE CAPITAL I                                        1.5                     1.5

INCOME TAX EXPENSE                                                                    21.5                    20.2
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                     33.4                    30.7
INCOME FROM DISCONTINUED OPERATIONS                                                    1.8                     2.2
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                         $  35.2                 $  32.9
-------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
       Basic                                                                          80.4                    71.5
       Diluted                                                                        81.0                    72.1
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE OF COMMON STOCK
     BASIC AND DILUTED
       Continuing Operations                                                         $0.42                   $0.43
       Discontinued Operations                                                        0.02                    0.03
-------------------------------------------------------------------------------------------------------------------

                                                                                     $0.44                   $0.46
-------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                                                 $0.275                 $0.2675
-------------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these statements.

5                      ALLETE First Quarter 2002 Form 10-Q

                                                     ALLETE
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                               Millions - Unaudited

                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                     2002                   2001
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $  35.2                 $  32.9
       Depreciation and Amortization                                                  19.9                    25.4
       Deferred Income Taxes                                                           3.8                    (1.4)
       Changes In Operating Assets and Liabilities
          Trading Securities                                                         (10.3)                   (3.6)
          Accounts Receivable                                                        (40.7)                 (124.3)
          Inventories                                                                  1.3                    (3.5)
          Accounts Payable                                                           134.0                   108.4
          Other Current Assets and Liabilities                                       (35.9)                  (23.7)
       Other - Net                                                                     3.2                     6.4
-------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                         110.5                    16.6
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Investments                                               1.9                       -
       Additions to Investments                                                       (1.8)                   (1.9)
       Additions to Property, Plant and Equipment                                    (46.9)                  (24.6)
       Acquisitions - Net of Cash Acquired                                           (16.7)                  (47.2)
       Other - Net                                                                    (0.5)                    8.8
-------------------------------------------------------------------------------------------------------------------

              Cash for Investing Activities                                          (64.0)                  (64.9)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       17.2                     6.9
       Issuance of Long-Term Debt                                                      1.3                   125.8
       Changes in Notes Payable - Net                                                (42.9)                  (56.0)
       Reductions of Long-Term Debt                                                   (2.8)                  (10.3)
       Dividends on Common Stock                                                     (21.0)                  (19.0)
-------------------------------------------------------------------------------------------------------------------

              Cash from (for) Financing Activities                                   (48.2)                   47.4
-------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (0.5)                   (8.9)
-------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                   (2.2)                   (9.8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                234.2                   219.3
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                    $ 232.0                 $ 209.5
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                          $22.8                   $23.7
              Income Taxes                                                            $3.2                    $1.7

-------------------------------------------------------------------------------------------------------------------

<F1> Included cash from discontinued operations.

                         The accompanying notes are an integral part of these statements.

                      ALLETE First Quarter 2002 Form 10-Q                      6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2001 Form 10-K. In our opinion all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The financial information for prior periods has been reclassified to reflect the discontinuance of our Water Services businesses, our auto transport business-Great Rigs, and our retail business-Electric Odyssey.


NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
-------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED MARCH 31, 2002

Operating Revenue                                  $373.0          $ 142.9           $213.5<F2>         $ 16.6
Operation and Other Expense                         273.8            109.6            152.8               11.4
Depreciation and Amortization Expense                19.7             11.9              7.8                  -
Lease Expense                                         7.2              1.1              6.1                  -
Interest Expense                                     15.9              4.7              5.7                5.5
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations   56.4             15.6             41.1               (0.3)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         21.5              5.9             16.4               (0.8)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             33.4          $   9.1           $ 24.7             $ (0.4)
                                                                  -------------------------------------------------

Income from Discontinued Operations                   1.8
------------------------------------------------------------

Net Income                                         $ 35.2
------------------------------------------------------------

EBITDAL from Continuing Operations                  $99.2            $33.3            $60.7               $5.2
Total Assets                                     $3,377.5<F1>     $1,003.2         $1,638.2<F3>         $374.4
Property, Plant and Equipment                    $1,343.0           $881.5           $457.3               $4.2
Accumulated Depreciation and Amortization          $834.9           $704.1           $128.6               $2.2
Capital Expenditures                                $46.9<F1>        $20.6            $10.6                  -

-------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 2001

Operating Revenue                                  $376.9          $ 159.0           $204.9<F2>         $ 13.0
Operation and Other Expense                         277.0            120.8            147.4                8.8
Depreciation and Amortization Expense                21.7             11.6             10.0                0.1
Lease Expense                                         6.5              0.6              5.9                  -
Interest Expense                                     19.3              4.9             10.6                3.8
-------------------------------------------------------------------------------------------------------------------

Operating Income from Continuing Operations          52.4             21.1             31.0                0.3
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         20.2              8.1             12.9               (0.8)
-------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                    30.7          $  12.4           $ 18.1             $  0.2
                                                                  -------------------------------------------------

Income from Discontinued Operations                   2.2
------------------------------------------------------------

Net Income                                         $ 32.9
------------------------------------------------------------

EBITDAL from Continuing Operations                  $99.9            $38.2            $57.5               $4.2
Total Assets                                     $3,097.5<F1>       $906.6         $1,586.9<F3>         $260.1
Property, Plant and Equipment                    $1,214.6           $785.3           $425.0               $4.3
Accumulated Depreciation and Amortization          $776.9           $672.0           $102.7               $2.2
Capital Expenditures                                $24.6<F1>         $8.0             $9.7                  -

-------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $361.7 million of total assets in 2002
     ($343.9 million in 2001); and $15.7 million of capital expenditures in 2002
     ($6.9 million in 2001).
<F2> Included $34.3 million of Canadian operating revenue in 2002 ($34.8 million in 2001).
<F3> Included $222.4 million of Canadian assets in 2002 ($227.2 million in 2001).

7                     ALLETE First Quarter 2002 Form 10-Q

NOTE 2.    DISCONTINUED OPERATIONS

In September 2001 we began a process of systematically evaluating our businesses to determine the strategic value of our assets and explore ways to unlock that value. As a result, our management and Board of Directors have committed to a plan to sell our Water Services businesses and our auto transport business. Water Services includes water and wastewater services operated by several wholly owned subsidiaries in Florida, North Carolina and Georgia. We anticipate selling our Water Services businesses before the end of 2002. During the first quarter of 2002 we exited our nonregulated water subsidiaries. We expect to exit the auto transport business during the second quarter 2002. We will continue to incur operating losses until we sell those assets. We have also completely exited the Electric Odyssey, our retail business. The financial results for all of these businesses have been accounted for as discontinued operations. In accordance with SFAS 144, we ceased depreciation of assets related to these businesses in the fourth quarter of 2001.

                                                           QUARTER ENDED
                                                              MARCH 31,
INCOME STATEMENT                                      2002              2001
--------------------------------------------------------------------------------
Millions

Operating Revenue                                    $32.7              $36.1
--------------------------------------------------------------------------------
Pre-Tax Income                                        $3.1               $3.6
Income Tax Expense                                     1.3                1.4
--------------------------------------------------------------------------------

Income from Discontinued Operations                   $1.8               $2.2
--------------------------------------------------------------------------------



                                                    MARCH 31,       DECEMBER 31,
BALANCE SHEET INFORMATION                             2002              2001
--------------------------------------------------------------------------------
Millions

Assets of Discontinued Operations
    Cash and Cash Equivalents                      $  12.1            $  14.0
    Other Current Assets                              26.3               28.2
    Property, Plant and Equipment                    293.9              280.8
    Other Assets                                      29.4               29.5
--------------------------------------------------------------------------------

                                                   $ 361.7            $ 352.5
--------------------------------------------------------------------------------

Liabilities of Discontinued Operations
    Current Liabilities                            $  34.2            $  45.9
    Long-Term Debt                                   127.5              128.7
    Other Liabilities                                 28.4               26.2
--------------------------------------------------------------------------------

                                                   $ 190.1            $ 200.8
--------------------------------------------------------------------------------

                      ALLETE First Quarter 2002 Form 10-Q                      8

NOTE 3.    INCOME TAX EXPENSE

                                                                                        QUARTER ENDED
                                                                                           MARCH 31,
                                                                              2002                           2001
-------------------------------------------------------------------------------------------------------------------
Millions

Current Tax
     Federal                                                                $ 14.7                          $ 18.7
     Foreign                                                                   2.8                             0.8
     State                                                                     1.7                             2.1
-------------------------------------------------------------------------------------------------------------------

                                                                              19.2                            21.6
-------------------------------------------------------------------------------------------------------------------

Deferred Tax
     Federal                                                                   1.9                            (1.2)
     Foreign                                                                   0.2                            (0.2)
     State                                                                     0.5                             0.4
-------------------------------------------------------------------------------------------------------------------

                                                                               2.6                            (1.0)
-------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                          (0.3)                           (0.4)
-------------------------------------------------------------------------------------------------------------------

Income Taxes on Continuing Operations                                         21.5                            20.2
Income Taxes on Discontinued Operations                                        1.3                             1.4
-------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                                    $ 22.8                          $ 21.6
-------------------------------------------------------------------------------------------------------------------


NOTE 4.    TOTAL COMPREHENSIVE INCOME

For the quarter ended March 31, 2002 total comprehensive income was $33.2 million ($26.4 million for the quarter ended March 31, 2001). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap and foreign currency translation adjustments.


NOTE 5.    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS 142, "Goodwill and Other Intangible Assets," in January 2002 and accordingly no longer amortize goodwill. We completed the required goodwill impairment testing in the first quarter of 2002 and no goodwill is impaired at this time. SFAS 142 requires disclosure of what reported net income and earnings per share would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill or other intangible assets that are no longer being amortized. All goodwill amortization related to continuing operations.

                                                            QUARTER ENDED
                                                              MARCH 31,
                                                      2002                2001
--------------------------------------------------------------------------------
Millions Except Per Share Amounts

NET INCOME
     Reported                                        $35.2               $32.9
     Goodwill Amortization                               -                 2.8
--------------------------------------------------------------------------------

     Adjusted                                       $ 35.2              $ 35.7
--------------------------------------------------------------------------------

BASIC AND DILUTED EARNINGS PER SHARE
     Reported                                        $0.44               $0.46
     Goodwill Amortization                               -                0.04
--------------------------------------------------------------------------------

     Adjusted                                        $0.44               $0.50
--------------------------------------------------------------------------------

9                     ALLETE First Quarter 2002 Form 10-Q

NOTE 6.    NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143.


NOTE 7.    SQUARE BUTTE POWER PURCHASED CONTRACT

Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power Cooperative, Inc. (Minnkota), a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2002 Square Butte had total debt outstanding of $299.1 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2002 and 2003, and $23 million in each of the years 2004 through 2006. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.


                      ALLETE First Quarter 2002 Form 10-Q                     10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE has core operations that are focused on two business segments. ENERGY SERVICES includes electric and gas services, coal mining and telecommunications. AUTOMOTIVE SERVICES includes a network of wholesale and total loss vehicle auctions, a finance company, a vehicle remarketing company, a company that provides vehicle inspection services to the automotive industry and its lenders, and a company that provides Internet-based automotive parts location and insurance claim audit services nationwide. INVESTMENTS AND CORPORATE CHARGES provide corporate liquidity and include our real estate operations, investments in emerging technologies related to the electric utility industry, our securities portfolio and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment. DISCONTINUED OPERATIONS includes our Water Services businesses, our auto transport business-Great Rigs, and our retail business-Electric Odyssey.


CONSOLIDATED OVERVIEW

For the quarter ended March 31, 2002, net income was up 7 percent and earnings per share were down 4 percent over the same period of 2001. Excluding $2.3 million, or $0.02 per share, of charges related to our exit from non-strategic businesses, earnings per share for the quarter ended March 31, 2002 would have been $0.46. Earnings for 2001 included $2.8 million, or $0.04 per share, of goodwill amortization expense. The issuance of 6.6 million shares of our common stock in the second quarter of 2001 also impacted earnings per share for 2002.

                                                                                        QUARTER ENDED
                                                                                          MARCH 31,
                                                                            2002                            2001
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Operating Revenue
     Energy Services                                                        $142.9                         $ 159.0
     Automotive Services                                                     213.5                           204.9
     Investments                                                              16.6                            13.0
-------------------------------------------------------------------------------------------------------------------

                                                                            $373.0                         $ 376.9
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Energy Services                                                        $127.3                         $ 137.9
     Automotive Services                                                     172.4                           173.9
     Investments and Corporate Charges                                        16.9                            12.7
-------------------------------------------------------------------------------------------------------------------

                                                                            $316.6                         $ 324.5
-------------------------------------------------------------------------------------------------------------------

Net Income
     Energy Services                                                        $  9.1                          $ 12.4
     Automotive Services                                                      24.7                            18.1
     Investments and Corporate Charges                                        (0.4)                            0.2
-------------------------------------------------------------------------------------------------------------------

                                                                              33.4                            30.7
     Discontinued Operations                                                   1.8                             2.2
-------------------------------------------------------------------------------------------------------------------

                                                                            $ 35.2                          $ 32.9
-------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock - Millions                            81.0                             72.1
-------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share of Common Stock
     Continuing Operations                                                  $0.42                            $0.43
     Discontinued Operations                                                 0.02                             0.03
-------------------------------------------------------------------------------------------------------------------

                                                                            $0.44                            $0.46
-------------------------------------------------------------------------------------------------------------------

11                     ALLETE First Quarter 2002 Form 10-Q

NET INCOME

ENERGY SERVICES' net income in 2002 decreased $3.3 million, or 27 percent, primarily due to weaker wholesale market conditions. Last year's stronger economy and colder winter weather resulted in higher wholesale prices. Total retail megawatthour sales were similar to last year.

AUTOMOTIVE SERVICES reported a $6.6 million, or 36 percent, increase in net income and a 6 percent increase in EBITDAL over 2001. The continued growth in net income was primarily due to higher conversion rates, improved cost efficiencies, a mandated accounting change related to goodwill amortization and lower interest rates. The conversion rate (the percentage of vehicles sold from those that were offered at auction) related to wholesale vehicles sold was 66 percent for the quarter ended March 31, 2002 (64 percent for the same period in 2001). In 2002 vehicles sold at our wholesale auction facilities were similar to last year. Fleet downsizing by rental car companies after September 11, 2001 resulted in increased sales of factory vehicles at our auction facilities during the fourth quarter of 2001 to the detriment of the first quarter of 2002. Vehicle sales in other higher margin categories had strong conversion rates in 2002 and helped mitigate the reduction in sales of factory vehicles. Vehicles sold at our total loss vehicle auction facilities were up 37 percent from 2001. AFC contributed 30 percent of the net income for Automotive Services in 2002 (36 percent in 2001) and reported a 7 percent increase in the number of vehicles financed.

INVESTMENTS AND CORPORATE CHARGES reported lower net income in 2002 due in part to lower returns on our securities portfolio. Our securities portfolio earned an after-tax annualized return of 3.08 percent in 2002 (10.32 percent in 2001). This decrease was partially offset by larger real estate sales and more income from our emerging technology investments.

DISCONTINUED OPERATIONS was down $0.4 million reflecting $2.3 million of exit charges associated with Great Rigs and the Electric Odyssey. This decrease was partially offset by a $1.8 million increase in net income from our Water Services businesses primarily due to the suspension of depreciation.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2002 AND 2001

ENERGY SERVICES

OPERATING REVENUE was down $16.1 million, or 10 percent, in 2002. Revenue from wholesale power marketing and trading activities decreased $11.3 million primarily due to weak wholesale market conditions as a result of warmer winter weather in 2002. Revenue from retail electric and gas sales was down $10.9 million in 2002 reflecting warmer winter weather, lower fuel clause recoveries and lower industrial revenue. Total retail megawatthour sales were similar to last year. These 2002 decreases were partially offset by $4.6 million more revenue from Enventis Telecom reflecting the July 2001 acquisition of Enventis, Inc.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2002 and 2001. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2002 and 2001. Sales to other power suppliers accounted for 4 percent of consolidated operating revenue in 2002 (7 percent in 2001).

OPERATING EXPENSES were down $10.6 million, or 8 percent, in 2002. Purchased power expense was down $14.4 million in 2002 because Company generation was up 10 percent and 7 percent fewer megawatthours were sold. Purchased gas expense was lower in 2002 because in 2001 prices paid were at record highs. These decreases were partially offset by the inclusion of Enventis, Inc. operations.


                      ALLETE First Quarter 2002 Form 10-Q                     12

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $8.6 million, or 4 percent, in 2002 reflecting strong conversion rates at wholesale auction facilities. At ADESA, 461,000 wholesale vehicles were sold in 2002 (465,000 in 2001). Vehicles sold were impacted by a reduction in factory vehicles brought to auction. Stronger sales in other vehicle categories helped mitigate the reduction in factory vehicles. In addition, at our total loss vehicle auctions 48,000 vehicles were sold in 2002 (35,000 in 2001), an increase of 37 percent.

Operating revenue from AFC was higher in 2002 reflecting a 7 percent increase in vehicles financed through its loan production offices. AFC financed approximately 237,000 vehicles in 2002 (221,000 in 2001) and managed total receivables of $500 million at March 31, 2002 ($497 million at March 31, 2001).

OPERATING EXPENSES were down $1.5 million, or 1 percent, in 2002 primarily due to the discontinuance of goodwill amortization ($3.3 million), reduced interest expense ($4.9 million) as a result of lower interest rates and improved cost efficiencies. These decreases were partially offset by an increase in operating expenses incurred to standardize operations at all our total loss auction facilities and expenditures for information technology initiatives. Also, operating expenses in 2001 reflected additional expenses for utility and labor costs incurred as a result of inclement weather conditions.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was up $3.6 million, or 28 percent, in 2002 due to the timing of sales related to our real estate operations and our emerging technology investments. Two large real estate sales in 2002 contributed $4.9 million to revenue, while in 2001 two large real estate sales contributed $2.6 million to revenue. Operating revenue included $3.3 million of gains on the sale of certain emerging technology investments in 2002. These increases were partially offset by less income from the securities portfolio due to lower returns in 2002.

OPERATING EXPENSES were up $4.2 million, or 33 percent, in 2002 primarily due to larger real estate sales and additional interest expense.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable generally accepted accounting principles involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. The following summarizes those accounting measurements we believe are most critical to our reported results of operations and financial condition.


        ACCOUNTING                       JUDGMENTS/UNCERTAINTIES                        SEE ADDITIONAL
          POLICY                          AFFECTING APPLICATION                          DISCUSSION AT
------------------------------------------------------------------------------------------------------------------
Uncollectible Receivables     -   Economic conditions affecting               Liquidity and Capital Resources -
and Allowance for Doubtful        customers, suppliers and market prices      Working Capital on page 14
Accounts                      -   Outcome of negotiations,
                                  litigation and bankruptcy proceedings
                              -   Current sales, payment and
                                  write-off histories

Goodwill Impairment           -   Economic conditions affecting               Note 6. Goodwill and Intangible
                                  market valuations                           Assets on page 9
                              -   Changes in business strategy
                              -   Forecast of future operating cash
                                  flows and earnings
------------------------------------------------------------------------------------------------------------------

13                    ALLETE First Quarter 2002 Form 10-Q

OUTLOOK

We continue to expect earnings per share will be in the range of $2.13 to $2.17 for 2002, excluding any gain from the expected sale of our Water Services assets. This 14 percent to 16 percent increase in earnings per share for 2002 incorporates the goodwill accounting change. The cash generated from our operating results and the expected sale of our Water Services assets will fuel our future growth. We will focus on our two core competencies-Energy Services and Automotive Services, and work toward positioning each of them to continue our earnings growth track record.

ENERGY SERVICES. Our new merchant generation facilities at Taconite Harbor Energy Center in northern Minnesota, and Kendall County near Chicago, Illinois, are expected to be fully operational by the second quarter of 2002.

AUTOMOTIVE SERVICES. We expect to see continued EBITDAL and revenue improvement from our auctions acquired since January 2000. In addition, we anticipate continued growth in the number of vehicles sold and financed at auction. As previously disclosed, we expect 30 percent earnings growth over 2001 for Automotive Services-including the goodwill accounting change. We also expect a 5 percent increase in total vehicles sold and a 13 percent increase in vehicles financed over 2001. This quarter we acquired a large total loss vehicle auction facility and have made progress on integrating total loss vehicle auctions into some of our wholesale auction facilities.

INVESTMENTS AND CORPORATE CHARGES. We continue to anticipate net income from Investments and Corporate Charges to remain stable in 2002. An expected lower contribution from our real estate operations should be offset by better returns from our emerging technology investments and securities portfolio, and lower corporate charges.

DISCONTINUED OPERATIONS. Negotiations for the sale of our auto transport business are still in progress and we expect to completely exit that business during the second quarter of 2002. We will continue to incur operating losses until we sell the assets.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

During the first quarter of 2002 cash flow from operations reflected strong operating results and continued focus on working capital management. Cash flow from operations was higher in 2002 due to the timing of the collection of certain finance receivables outstanding at December 31, 2001. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Our securities investments can be liquidated to provide funds for reinvestment in existing businesses or acquisition of new businesses. Approximately 5.1 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

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

AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in those vehicles. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its operational requirements.

                      ALLETE First Quarter 2002 Form 10-Q                     14

At March 31, 2002 approximately 91 percent of AFC's finance receivables were securitized (81 percent at December 31, 2001). AFC sells certain finance receivables on a revolving basis to a wholly owned, unconsolidated, qualified special purpose subsidiary. This subsidiary in turn sells, on a revolving basis, an undivided interest in eligible finance receivables, up to a maximum at any one time outstanding of $325 million, to third party purchasers under an agreement that expires at the end of 2002. At March 31, 2002 AFC had sold $437.8 million of finance receivables to the special purpose subsidiary ($381.2 million at December 31, 2001). Third party purchasers had purchased an undivided interest in finance receivables of $307.0 million from this subsidiary at March 31, 2002 ($267.0 million at December 31, 2001). Unsold finance receivables held by the special purpose subsidiary are recorded by AFC as residual interest at fair value. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such instruments,
including   estimates  of  anticipated  credit  losses  over  the  life  of  the receivables sold without application of a discount rate due to the short-term nature of the receivables sold. The fair value of AFC's residual interest was $118.3 million at March 31, 2002 ($103.0 million at December 31, 2001). Proceeds from the sale of the receivables were used to repay borrowings from ALLETE and fund vehicle inventory purchases for AFC's customers. AFC must maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.

Significant changes in accounts receivable and accounts payable balances at March 31, 2002 compared to December 31, 2001 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, ADESA had higher receivables and higher payables at March 31, 2002.

We provide up to $50 million in credit support to facilitate the power marketing and trading activities of Split Rock Energy, and had $30.3 million in outstanding support at March 31, 2002 ($36.0 million at December 31, 2001).

SECURITIES. In March 2001 ALLETE, ALLETE Capital II and ALLETE Capital III, jointly filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933. The registration statement, which has been declared effective by the SEC, relates to the possible issuance of an aggregate amount of $500 million of securities which may include ALLETE common stock, first mortgage bonds and other debt securities, and ALLETE Capital II and ALLETE Capital III preferred trust securities, of which approximately $387 million remains available to be issued. ALLETE also previously filed a registration statement, which has been declared effective by the SEC, relating to the possible issuance of $25 million of first mortgage bonds and other debt securities. We may sell all or a portion of the remaining registered securities if warranted by market conditions and our capital requirements. Any offer and sale of the above mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

INVESTMENTS. As companies included in our emerging technology investments are sold, we will recognize a gain or loss. Our investment in the companies that have gone public had a cost basis of approximately $12 million at March 31, 2002 and December 31, 2001. The aggregate market value of our investment in these companies at March 31, 2002 was $15 million ($24 million at December 31, 2001). These investments provide us with access to developing technologies before their commercial debut, as well as potential financial returns and diversification opportunities. We view these investments as a source of capital for redeployment in existing businesses.


15                     ALLETE First Quarter 2002 Form 10-Q

CAPITAL REQUIREMENTS

Consolidated capital expenditures for the quarter ended March 31, 2002 totaled $46.9 million ($24.6 million in 2001). Expenditures for 2002 included $20.6 million for Energy Services and $10.6 million for Automotive Services. Expenditures for 2002 also included $15.7 million related to discontinued operations ($11.8 million to maintain our Water Services businesses while they are in the process of being sold; $3.9 million to buy previously leased auto transportation trucks). Internally generated funds were the primary sources of funding for these expenditures.

NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143.

                        --------------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES PORTFOLIO

Our securities portfolio has exposure to both price and interest rate risk. Investments held principally for near-term sale are classified as trading securities and recorded at fair value. Trading securities consist primarily of the common stock of publicly traded companies. In strategies designed to hedge overall market risks, we also sell common stock short. Investments held for an indefinite period of time are classified as available-for-sale securities and also recorded at fair value. At March 31, 2002 available-for-sale securities consisted of the common stock of publicly traded companies and equity securities in a grantor trust established to fund certain employee benefits.

                                                  MARCH 31,      DECEMBER 31,
   FAIR VALUE                                       2002             2001
   --------------------------------------------------------------------------
   Millions

   Trading Securities Portfolio                    $165.9           $155.6
   Available-For-Sale Securities Portfolio          $28.4            $26.5
   --------------------------------------------------------------------------

FOREIGN CURRENCY

Our foreign currency exposure is limited to the conversion of operating results of our Canadian subsidiaries and, therefore, we have not entered into any foreign exchange contracts to hedge the conversion of our Canadian operating results into United States dollars.

                      ALLETE First Quarter 2002 Form 10-Q                     16

POWER MARKETING AND TRADING

Minnesota Power purchases power for retail sales in our retail service territory and occasionally sells excess generation in the wholesale market. The services of Split Rock Energy are used to fulfill purchase requirements for retail load and market excess generation.

By the second quarter of 2002 we expect to have up to 500 MW of merchant generation (non-rate base generation sold at market-based rates pursuant to FERC authority) available for sale to the wholesale market. This includes 225 MW of generation at our Taconite Harbor Energy Center in northern Minnesota that was acquired in October 2001. Also included are 275 MW of generation secured through a 15-year tolling agreement, which commenced in May 2002, with NRG Energy at a facility near Chicago, Illinois. Under the tolling agreement, the Company pays a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced.

Our strategy is to sell the majority of merchant generation through long-term contracts of various durations. The balance will be sold in the spot market, through short-term agreements, or possibly utilized as a source of low-cost supply for our regulated operations if the need exists. The services of Split Rock Energy may be utilized to broker or market merchant generation. We currently have two long-term forward capacity and energy contracts related to generation secured by the NRG Energy tolling agreement. Each is for 50 MW, with one having a 10-year term and the other a 15-year term.

We own 50 percent of Split Rock Energy which was formed in 2000 with Great River Energy to combine power supply assets and customer loads for power marketing and trading, power-pool operations and generation outage protection. Split Rock Energy operates in the wholesale energy markets, and engages in trading activities by entering into forward and option contracts for the purchase and sale of electricity. These contracts are generally short-term in nature with maturities of less than one year. Although Split Rock Energy generally attempts to balance its purchase and sale positions, commodity price risk sometimes exists or is created. This risk is actively managed through a risk management program that includes policies, procedures and limits established by the Split Rock Energy Board of Governors. Split Rock Energy's open trading contracts were not significant at March 31, 2002 and had a fair value of $49,000.



PART II.   OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2002 shareholders of ALLETE will vote on the election of 11 directors, and approval of the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2002 and the reservation of an additional three million shares of ALLETE common stock for issuance under the Executive Long-Term Incentive Compensation Plan. Voting results will be provided in our Form 10-Q for the quarter ended June 30, 2002.


17                    ALLETE First Quarter 2002 Form 10-Q

ITEM 5.    OTHER INFORMATION

Reference is made to our 2001 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2001 Form 10-K.


Ref. Page 11 - Seventh Full Paragraph
Ref. Page 30 - Third Paragraph

During the first quarter of 2002, ALLETE Water Services sold Vibration Correction Services, Inc. and Instrumentation Services, Inc. which resulted in an after-tax net loss of $0.1 million. ALLETE Water Services has completed its exit from the non-regulated businesses.


Ref. Page 11 - Ninth Full Paragraph
Ref. Page 15 - Last Paragraph

On April 11, 2002 the MPUC approved Minnesota Power's request to acquire the 225-MW Taconite Harbor Energy Center from Rainy River Energy Corporation-Taconite Harbor, a wholly owned subsidiary of the Company. The merger into Minnesota Power is expected to be complete by the middle of May 2002.

Activities related to staffing and restarting of the three generating units at Taconite Harbor were initiated during November 2001. On February 4, 2002 Unit 2 became operational. Unit 3 became operational on April 1, 2002. Unit 1 is scheduled to begin operating in late May 2002.


Ref. Page 11 - Sixth Paragraph
Ref. Page 30 - Third Paragraph
Ref. Form 8-K dated and filed February 28, 2002 - Second Paragraph Ref. Form 8-K dated and filed March 28, 2002

As required by statute, the Florida Governmental Utilities Authority (FGUA) convened a public hearing on May 2, 2002 to obtain input on the FGUA's proposed acquisition of the assets of Florida Water. Due to concerns raised by local governmental units representing areas served by Florida Water, the FGUA will reconvene the public hearing on May 16, 2002, and has advised Florida Water that it will work with these local governments through June 2002 in an effort to obtain their support. It is then the FGUA's intent to advise Florida Water which utility systems it desires to purchase and seek to finalize definitive agreements. Certain local governmental units have indicated an interest in buying utility systems directly from Florida Water. Although the period for exclusive dealing with the FGUA will lapse on May 14, 2002, Florida Water expects to continue its cooperation with FGUA due diligence efforts.


Ref. Page 14 - Table - Contract Status for Minnesota Power Large Power Customers

On March 18, 2002 Potlatch Corporation (Potlatch) announced the sale of its Cloquet pulp and paper mill to South Africa-based Sappi Ltd. (Sappi). The sale is subject to customary closing conditions, including regulatory approvals, and is expected to be completed in the second quarter of 2002. Minnesota Power will continue to serve the Cloquet facility after the sale. Negotiations are underway between Potlatch, Sappi and Minnesota Power to disaggregate the current Potlatch Electric Service Agreement that provides Potlatch a combined bill for electric usage at its Cloquet, Brainerd and Grand Rapids facilities.

In conjunction with the sale of the Cloquet mill, Potlatch will close its Brainerd paper mill. Potlatch is looking for another operator for the Brainerd plant, which can no longer be used to produce coated paper, which would compete with the Cloquet mill. Potlatch's Grand Rapids strandboard plant will continue to operate and be served by Minnesota Power.


                      ALLETE First Quarter 2002 Form 10-Q                     18

National Steel Corporation (National) filed for Chapter 11 bankruptcy protection on March 6, 2002 leaving Minnesota Power with approximately $800,000 of unpaid pre-petition debt for electric service to the plant in Keewatin, Minnesota. Minnesota Power reserved $800,000 in March 2002 for this account and has arranged assurance of adequate protection for future payments due from National during the bankruptcy period.


Ref. Page 15 - Third Full Paragraph

On April 8, 2002 Split Rock Energy announced that it had integrated the operations of MPEX, formerly Minnesota Power's power marketing and trading division. MPEX's 40-member staff is now employed by Split Rock Energy.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number
     -------

        10 Fifth Amendment to Receivables Purchase Agreement, dated as of February 28, 2002, among AFC Funding Corporation, as Seller; Automotive Finance Corporation, as Servicer; Fairway Finance Corporation, as Purchaser; and BMO Nesbitt Burns Corp., as Agent.


(b)  Reports on Form 8-K.

     Report on Form 8-K filed January 14, 2002 with respect to Item 5. Other Information.

     Report on Form 8-K filed January 24, 2002 with respect to Item 7. Financial Statements and Exhibits.

     Report on Form 8-K filed January 25, 2002 with respect to Item 5. Other Information.

     Report on Form 8-K filed February 28, 2002 with respect to Item 5. Other Information.

     Report on Form 8-K filed March 28, 2002 with respect to Item 5. Other Information and Item 7. Financial Statements and Exhibits.


19                     ALLETE First Quarter 2002 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        ALLETE, Inc.





May 10, 2002                                          James K. Vizanko
                                          --------------------------------------
                                                      James K. Vizanko
                                                       Vice President,
                                           Chief Financial Officer and Treasurer




May 10, 2002                                           Mark A. Schober
                                          --------------------------------------
                                                       Mark A. Schober
                                               Vice President and Controller


                       ALLETE First Quarter 2002 Form 10-Q                    20

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

    10 Fifth Amendment to Receivables Purchase Agreement, dated as of February 28, 2002, among AFC Funding Corporation, as Seller; Automotive Finance Corporation, as Servicer; Fairway Finance Corporation, as Purchaser; and BMO Nesbitt Burns Corp., as Agent.






                       ALLETE First Quarter 2002 Form 10-Q