Form 10-Q
period 2002-06-30
ALLETE INC
filed 2002-08-05
CIK 66756

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2002

                                       or

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




                           Common Stock, no par value,
                          85,226,304 shares outstanding
                               as of July 31, 2002

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement                                                         3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2002 and December 31, 2001                        4

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2002 and 2001        5

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2002 and 2001                    6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       13

         Item 3.   Quantitative and Qualitative Disclosures about Market
                   Risk                                                      20

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders       21

         Item 5.   Other Information                                         22

         Item 6.   Exhibits and Reports on Form 8-K                          23

Signatures                                                                   24




1                      ALLETE Second Quarter 2002 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM               TERM
--------------------------------------------------------------------------------

2001 Form 10-K                        ALLETE's Annual Report on Form 10-K for
                                          the Year Ended December 31, 2001
ADESA                                 ADESA Corporation
AFC                                   Automotive Finance Corporation
ALLETE                                ALLETE, Inc.
Company                               ALLETE, Inc. and its subsidiaries
EBITDAL                               Earnings Before Interest, Taxes,
                                          Depreciation, Amortization and
                                          Lease Expense
Electric Odyssey                      Electric Outlet, Inc.
Enventis Telecom                      Enventis Telecom, Inc.
ESOP                                  Employee Stock Ownership Plan
FERC                                  Federal Energy Regulatory Commission
FGUA                                  Florida Governmental Utility Authority
Florida Water                         Florida Water Services Corporation
FPSC                                  Florida Public Service Commission
Georgia Water                         Georgia Water Services Corporation
Heater                                Heater Utilities, Inc.
Minnesota Power                       An operating division of ALLETE, Inc.
Minnkota                              Minnkota Power Cooperative, Inc.
MPUC                                  Minnesota Public Utilities Commission
MW                                    Megawatt(s)
NCUC                                  North Carolina Utilities Commission
NRG Energy                            NRG Energy, Inc.
PSCW                                  Public Service Commission of Wisconsin
SEC                                   Securities and Exchange Commission
SFAS                                  Statement of Financial Accounting
                                      Standards No.
Split Rock Energy                     Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative


                     ALLETE Second Quarter 2002 Form 10-Q                      2

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In  connection  with  the  safe  harbor  provisions  of the  Private  Securities
Litigation Reform Act of 1995, ALLETE is hereby filing cautionary statements identifying important factors that could cause ALLETE's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of ALLETE in this Quarterly Report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.

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

        -   our ability to  manage expansion and  integrate recent acquisitions;
            and

        -   the outcome  of  legal and administrative proceedings (whether civil
            or  criminal)   and   settlements   that  affect  the  business  and
            profitability of ALLETE.

Any forward-looking statement speaks only as of the date on which that statement is made, and ALLETE undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

3                      ALLETE Second Quarter 2002 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                     ALLETE
                                            CONSOLIDATED BALANCE SHEET
                                                    Millions
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2002               2001
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  232.8           $  220.2
     Trading Securities                                                                157.2              155.6
     Accounts Receivable (Less Allowance of $31.5 and $29.3)                           476.8              431.2
     Inventories                                                                        31.1               32.0
     Prepayments and Other                                                              25.6               28.7
     Discontinued Operations                                                            34.6               42.2
---------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           958.1              909.9

Property, Plant and Equipment                                                        1,368.6            1,323.3

Investments                                                                            129.2              141.0

Goodwill                                                                               501.0              494.4

Other Intangible Assets                                                                 40.0               34.8

Other Assets                                                                            74.7               68.8

Discontinued Operations                                                                330.3              310.3
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $3,401.9           $3,282.5
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  373.0           $  239.8
     Accrued Taxes, Interest and Dividends                                              32.7               38.1
     Notes Payable                                                                     209.9              267.4
     Long-Term Debt Due Within One Year                                                  8.8                6.9
     Other                                                                              93.5              106.4
     Discontinued Operations                                                            36.0               45.9
---------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      753.9              704.5

Long-Term Debt                                                                         935.2              933.8

Accumulated Deferred Income Taxes                                                      117.7              107.0

Other Liabilities                                                                      149.2              163.5

Discontinued Operations                                                                160.7              154.9
---------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                            2,116.7            2,063.7
---------------------------------------------------------------------------------------------------------------------

Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0               75.0
---------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     85.2 and 83.9 Shares Outstanding                                                  799.9              770.3

Unearned ESOP Shares                                                                   (50.9)             (52.7)

Accumulated Other Comprehensive Loss                                                   (10.5)             (14.5)

Retained Earnings                                                                      471.7              440.7
---------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                   1,210.2            1,143.8
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,401.9           $3,282.5
---------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2002 Form 10-Q                     4

                                                      ALLETE
                                         CONSOLIDATED STATEMENT OF INCOME
                                   Millions Except Per Share Amounts - Unaudited

                                                                      QUARTER ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                     2002         2001         2002         2001
-----------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Energy Services                                               $ 154.1      $ 147.5      $ 297.0      $ 306.5
     Automotive Services                                             217.6        214.7        431.1        419.6
     Investments                                                       5.0         42.9         21.6         55.9
-----------------------------------------------------------------------------------------------------------------
         Total Operating Revenue                                     376.7        405.1        749.7        782.0
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                         59.2         56.8        108.6        119.2
     Operations                                                      244.5        262.2        495.8        505.0
     Interest                                                         16.2         18.8         32.1         38.1
-----------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                    319.9        337.8        636.5        662.3
-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM CONTINUING OPERATIONS                           56.8         67.3        113.2        119.7

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF ALLETE CAPITAL I                          1.5          1.5          3.0          3.0

INCOME TAX EXPENSE                                                    22.1         26.3         43.6         46.5
-----------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                     33.2         39.5         66.6         70.2
INCOME FROM DISCONTINUED OPERATIONS                                    5.6          3.0          7.4          5.2
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $  38.8      $  42.5      $  74.0      $  75.4
-----------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                            81.0         73.7         80.7         72.7
     Diluted                                                          81.7         74.3         81.3         73.3
-----------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE OF COMMON STOCK
     Basic
         Continuing Operations                                       $0.41        $0.54        $0.83        $0.97
         Discontinued Operations                                      0.07         0.04         0.09         0.07
-----------------------------------------------------------------------------------------------------------------

                                                                     $0.48        $0.58        $0.92        $1.04
-----------------------------------------------------------------------------------------------------------------
     Diluted
         Continuing Operations                                       $0.40        $0.53        $0.82        $0.96
         Discontinued Operations                                      0.07         0.04         0.09         0.07
-----------------------------------------------------------------------------------------------------------------
                                                                     $0.47        $0.57        $0.91        $1.03
-----------------------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE OF COMMON STOCK                                 $0.275      $0.2675        $0.55       $0.535
-----------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these statements.


5                      ALLETE Second Quarter 2002 Form 10-Q

                                                        ALLETE
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Millions - Unaudited

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     2002                    2001
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $  74.0                 $  75.4
       Depreciation and Amortization                                                  39.9                    50.9
       Deferred Income Taxes                                                           9.5                     5.8
       Changes In Operating Assets and Liabilities
          Trading Securities                                                          (1.6)                  (68.8)
          Accounts Receivable                                                        (42.2)                 (164.3)
          Inventories                                                                  1.8                    (3.3)
          Accounts Payable                                                           130.6                   110.9
          Other Current Assets and Liabilities                                       (21.8)                   (6.9)
       Other - Net                                                                     5.0                    16.4
--------------------------------------------------------------------------------------------------------------------
              Cash from Operating Activities                                         195.2                    16.1
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Proceeds from Sale of Investments                                               1.9                     2.6
       Additions to Investments                                                       (2.9)                   (9.6)
       Additions to Property, Plant and Equipment                                    (97.5)                  (78.3)
       Acquisitions - Net of Cash Acquired                                           (17.2)                  (56.4)
       Other - Net                                                                    (9.7)                   16.3
--------------------------------------------------------------------------------------------------------------------
              Cash for Investing Activities                                         (125.4)                 (125.4)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Issuance of Common Stock                                                       28.2                   164.3
       Issuance of Long-Term Debt                                                      8.6                   126.1
       Changes in Notes Payable - Net                                                (57.1)                  (73.1)
       Reductions of Long-Term Debt                                                   (5.7)                  (13.1)
       Dividends on Common Stock                                                     (43.0)                  (38.0)
--------------------------------------------------------------------------------------------------------------------
              Cash from (for) Financing Activities                                   (69.0)                  166.2
--------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                9.9                    (1.6)
--------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                   10.7                    55.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                234.2                   219.3
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                    $ 244.9                 $ 274.6
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                          $36.8                   $41.7
              Income Taxes                                                           $33.7                   $33.1

--------------------------------------------------------------------------------------------------------------------

<F1> Included cash from discontinued operations.

                           The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2002 Form 10-Q                     6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2001 Form 10-K. In our opinion all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The financial information for prior periods has been reclassified to reflect as discontinued operations our Water Services businesses, our auto transport business, and our retail business-Electric Odyssey.


NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED JUNE 30, 2002

Operating Revenue                                  $376.7           $154.1           $217.6 <F1>        $  5.0
Operation and Other Expense                         276.6            119.4            149.6                7.6
Depreciation and Amortization Expense                20.1             12.2              7.8                0.1
Lease Expense                                         7.0              1.1              5.9                  -
Interest Expense                                     16.2              4.7              5.7                5.8
------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                         56.8             16.7             48.6               (8.5)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         22.1              6.4             19.4               (3.7)
------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations             33.2           $  9.7           $ 29.2             $ (5.7)
                                                                   -----------------------------------------------
Income from Discontinued Operations                   5.6
-----------------------------------------------------------
Net Income                                         $ 38.8
-----------------------------------------------------------
EBITDAL from Continuing Operations                 $100.1            $34.7            $68.0              $(2.6)

------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED JUNE 30, 2001

Operating Revenue                                  $405.1           $147.5           $214.7 <F1>        $ 42.9
Operation and Other Expense                         290.3            113.3            154.5               22.5
Depreciation and Amortization Expense                21.7             11.4             10.1                0.2
Lease Expense                                         7.0              0.8              6.2                  -
Interest Expense                                     18.8              5.3             10.0                3.5
------------------------------------------------------------------------------------------------------------------

Operating Income from Continuing Operations          67.3             16.7             33.9               16.7
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense                                   26.3              6.3             13.4                6.6
------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                    39.5           $  9.8           $ 20.5             $  9.2
                                                                   -----------------------------------------------
Income from Discontinued Operations                   3.0
-----------------------------------------------------------

Net Income                                         $ 42.5
-----------------------------------------------------------

EBITDAL from Continuing Operations                 $114.8            $34.2            $60.2              $20.4

------------------------------------------------------------------------------------------------------------------

<F1> Included $40.2 million of Canadian operating revenue in 2002 ($38.2 million in 2001).

7                      ALLETE Second Quarter 2002 Form 10-Q

NOTE 1.    BUSINESS SEGMENTS CONTINUED
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002

Operating Revenue                                  $749.7          $ 297.0           $431.1 <F2>        $ 21.6
Operation and Other Expense                         550.4            229.0            302.4               19.0
Depreciation and Amortization Expense                39.8             24.1             15.6                0.1
Lease Expense                                        14.2              2.2             12.0                  -
Interest Expense                                     32.1              9.4             11.4               11.3
------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing
  Operations                                        113.2             32.3             89.7               (8.8)
Distributions on Redeemable
     Preferred Securities of Subsidiary               3.0              1.2                -                1.8
Income Tax Expense (Benefit)                         43.6             12.3             35.8               (4.5)
------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations             66.6          $  18.8           $ 53.9             $ (6.1)
                                                                   -----------------------------------------------
Income from Discontinued Operations                   7.4
-----------------------------------------------------------
Net Income                                         $ 74.0
-----------------------------------------------------------
EBITDAL from Continuing Operations                 $199.3            $68.0           $128.7               $2.6
Total Assets                                     $3,401.9 <F1>      $971.2         $1,654.3 <F3>        $411.5
Property, Plant and Equipment                    $1,368.6           $892.1           $472.4               $4.1
Accumulated Depreciation and Amortization          $854.1           $715.3           $136.6               $2.2
Capital Expenditures                                $97.5 <F1>       $44.9            $26.3                  -

------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30, 2001

Operating Revenue                                  $782.0          $ 306.5           $419.6 <F2>        $ 55.9
Operation and Other Expense                         567.3            234.1            301.9               31.3
Depreciation and Amortization Expense                43.4             23.0             20.1                0.3
Lease Expense                                        13.5              1.4             12.1                  -
Interest Expense                                     38.1             10.2             20.6                7.3
------------------------------------------------------------------------------------------------------------------

Operating Income from Continuing Operations         119.7             37.8             64.9               17.0
Distributions on Redeemable
     Preferred Securities of Subsidiary               3.0              1.2                -                1.8
Income Tax Expense                                   46.5             14.4             26.3                5.8
------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                    70.2          $  22.2           $ 38.6             $  9.4
                                                                   -----------------------------------------------
Income from Discontinued Operations                   5.2
-----------------------------------------------------------
Net Income                                         $ 75.4
-----------------------------------------------------------
EBITDAL from Continuing Operations                 $214.7            $72.4           $117.7              $24.6
Total Assets                                     $3,293.8 <F1>    $1,021.3         $1,619.3 <F3>        $303.9
Property, Plant and Equipment                    $1,248.3           $791.5           $452.5               $4.3
Accumulated Depreciation and Amortization          $795.8           $682.5           $111.0               $2.3
Capital Expenditures                                $78.3 <F1>       $29.3            $33.9                  -
------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $364.9 million of total assets in 2002 ($349.3 million in 2001); and
     $26.3 million of capital expenditures in 2002 ($15.1 million in 2001).
<F2> Included $74.5 million of Canadian operating revenue in 2002 ($73.0 million in 2001).
<F3> Included $228.1 million of Canadian assets in 2002 ($212.2 million in 2001).



                      ALLETE Second Quarter 2002 Form 10-Q                     8

NOTE 2.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

AFC, through a wholly owned subsidiary, sells certain finance receivables through a revolving private securitization structure. On May 31, 2002 AFC and the subsidiary entered into a revised securitization agreement that allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The revised agreement expires in 2005. The securitization agreement in place prior to May 31, 2002 limited the sale of undivided interests to $325 million. In conjunction with the revised securitization agreement and in accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," AFC, for accounting purposes, began consolidating the subsidiary used in the securitization structure on June 1, 2002 and reclassified prior periods to conform to the current year presentation. Previously, AFC's interest in this subsidiary was recorded as residual interest in other current assets ($103.0 million at December 31, 2001) net of the subsidiary's allowance for doubtful accounts.

AFC managed total receivables of $535.7 million at June 30, 2002; $215.9 million represent receivables which were included in accounts receivable on our consolidated balance sheet and $319.8 million represent receivables sold in undivided interests through the securitization agreement ($267 million at December 31, 2001) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.



NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS 142, "Goodwill and Other Intangible Assets," in January 2002 and accordingly no longer amortize goodwill. We completed the required goodwill impairment testing in the first quarter of 2002 with no resulting impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test. SFAS 142 requires disclosure of what reported net income and earnings per share would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill or other intangible assets that are no longer being amortized. All goodwill amortization related to continuing operations.

                                                                      QUARTER ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                     2002         2001           2002        2001
------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
NET INCOME
     Reported                                                        $38.8        $42.5         $74.0        $75.4
     Goodwill Amortization                                               -          2.8             -          5.6
------------------------------------------------------------------------------------------------------------------
     Adjusted                                                        $38.8        $45.3         $74.0        $81.0
------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
     Basic
         Reported                                                    $0.48        $0.58         $0.92        $1.04
         Goodwill Amortization                                           -         0.04             -         0.08
------------------------------------------------------------------------------------------------------------------
         Adjusted                                                    $0.48        $0.62         $0.92        $1.12
------------------------------------------------------------------------------------------------------------------
     Diluted
         Reported                                                    $0.47        $0.57         $0.91        $1.03
         Goodwill Amortization                                           -         0.04             -         0.08
------------------------------------------------------------------------------------------------------------------
         Adjusted                                                    $0.47        $0.61         $0.91        $1.11
------------------------------------------------------------------------------------------------------------------

9                      ALLETE Second Quarter 2002 Form 10-Q

NOTE 4.    DISCONTINUED OPERATIONS

In September 2001 we began a process of systematically evaluating our businesses to determine the strategic value of our assets and explore ways to unlock that value. As a result, our management and Board of Directors committed to a plan to sell our Water Services businesses and our auto transport business. Water Services includes water and wastewater services operated by several wholly owned subsidiaries in Florida, North Carolina and Georgia. We anticipate selling our Water Services businesses by the end of 2002 or early 2003. During the first half of 2002 we exited our nonregulated water subsidiaries, our auto transport business, and our retail business-Electric Odyssey. The financial results for all of these businesses have been accounted for as discontinued operations. Accordingly, we ceased depreciation of assets related to these businesses in the fourth quarter of 2001.

                                                        QUARTER ENDED                       SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
INCOME STATEMENT                                      2002           2001                   2002         2001
---------------------------------------------------------------------------------------------------------------------
Millions

Operating Revenue                                     $34.4         $37.9                  $68.6         $74.0
---------------------------------------------------------------------------------------------------------------------
Pre-Tax Income from Operations                        $10.7          $4.9                  $17.4          $8.5
Income Tax Expense                                      4.3           1.9                    6.9           3.3
---------------------------------------------------------------------------------------------------------------------
                                                        6.4           3.0                   10.5           5.2
---------------------------------------------------------------------------------------------------------------------
Loss on Disposal                                       (1.3)            -                   (4.9)            -
Income Tax Benefit                                      0.5             -                    1.8             -
---------------------------------------------------------------------------------------------------------------------
                                                       (0.8)            -                   (3.1)            -

---------------------------------------------------------------------------------------------------------------------
Income from Discontinued Operations                   $ 5.6          $3.0                  $ 7.4          $5.2
---------------------------------------------------------------------------------------------------------------------

                                                                   JUNE 30,                          DECEMBER 31,
BALANCE SHEET INFORMATION                                            2002                                2001
---------------------------------------------------------------------------------------------------------------------
Millions

Assets of Discontinued Operations
    Cash and Cash Equivalents                                     $  12.1                              $  14.0
    Other Current Assets                                             22.5                                 28.2
    Property, Plant and Equipment                                   299.8                                280.8
    Other Assets                                                     30.5                                 29.5
---------------------------------------------------------------------------------------------------------------------
                                                                  $ 364.9                              $ 352.5
---------------------------------------------------------------------------------------------------------------------

Liabilities of Discontinued Operations
    Current Liabilities                                           $  36.0                              $  45.9
    Long-Term Debt                                                  128.0                                128.7
    Other Liabilities                                                32.7                                 26.2
---------------------------------------------------------------------------------------------------------------------
                                                                  $ 196.7                              $ 200.8
---------------------------------------------------------------------------------------------------------------------

                      ALLETE Second Quarter 2002 Form 10-Q                    10

NOTE 5.    INCOME TAX EXPENSE

                                                                      QUARTER ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                     2002         2001          2002        2001
---------------------------------------------------------------------------------------------------------------------
Millions

Current Tax
     Federal                                                        $ 12.7       $ 17.2        $ 27.4       $ 35.9
     Foreign                                                           3.9          0.4           6.7          1.2
     State                                                             1.8          1.9           3.5          4.0
---------------------------------------------------------------------------------------------------------------------
                                                                      18.4         19.5          37.6         41.1
---------------------------------------------------------------------------------------------------------------------
Deferred Tax
     Federal                                                           4.3          6.0           6.2          4.8
     Foreign                                                             -         (0.2)          0.2         (0.4)
     State                                                            (0.3)         1.2           0.2          1.6
---------------------------------------------------------------------------------------------------------------------
                                                                       4.0          7.0           6.6          6.0
---------------------------------------------------------------------------------------------------------------------
Deferred Tax Credits                                                  (0.3)        (0.2)         (0.6)        (0.6)
---------------------------------------------------------------------------------------------------------------------
Income Taxes on Continuing Operations                                 22.1         26.3          43.6         46.5
Income Taxes on Discontinued Operations                                3.8          1.9           5.1          3.3
---------------------------------------------------------------------------------------------------------------------
Total Income Tax Expense                                            $ 25.9       $ 28.2        $ 48.7       $ 49.8
---------------------------------------------------------------------------------------------------------------------



NOTE 6.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

RECONCILIATION OF BASIC AND DILUTED
EARNINGS PER SHARE
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
                                                        QUARTER ENDED                       SIX MONTHS ENDED
                                                        JUNE 30, 2002                         JUNE 30, 2002
                                                ------------------------------       ------------------------------
                                                 BASIC    DILUTIVE     DILUTED        BASIC     DILUTIVE    DILUTED
                                                  EPS    SECURITIES      EPS           EPS     SECURITIES     EPS
                                                ------------------------------       ------------------------------
Net Income                                       $38.8         -       $38.8          $74.0         -        $74.0

Common Shares                                     81.0       0.7        81.7           80.7       0.6         81.3

Per Share                                        $0.48         -       $0.47          $0.92         -        $0.91
-------------------------------------------------------------------------------------------------------------------
                                                        QUARTER ENDED                       SIX MONTHS ENDED
                                                        JUNE 30, 2001                         JUNE 30, 2001
                                                ------------------------------       ------------------------------
                                                 BASIC    DILUTIVE     DILUTED        BASIC     DILUTIVE    DILUTED
                                                  EPS    SECURITIES      EPS           EPS     SECURITIES     EPS
                                                ------------------------------       ------------------------------
Net Income                                       $42.5         -       $42.5          $75.4         -        $75.4

Common Shares                                     73.7       0.6        74.3           72.7       0.6         73.3

Per Share                                        $0.58         -       $0.57          $1.04         -        $1.03
-------------------------------------------------------------------------------------------------------------------

11                      ALLETE Second Quarter 2002 Form 10-Q

NOTE 7.    TOTAL COMPREHENSIVE INCOME

For the quarter ended June 30, 2002 total comprehensive income was $44.8 million ($52.8 million for the quarter ended June 30, 2001). For the six months ended June 30, 2002 total comprehensive income was $78.0 million ($79.2 million for the six months ended June 30, 2001). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap and foreign currency translation adjustments.



NOTE 8.    NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation, which upon adoption of SFAS 143 will require a reclassification to a liability. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143 and anticipate no material impact on the Company's financial position and results of operations.



NOTE 9.    SQUARE BUTTE POWER PURCHASED CONTRACT

Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2002 Square Butte had total debt outstanding of $299.1 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2002 and 2003, and $23 million in each of the years 2004 through 2006. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

                      ALLETE Second Quarter 2002 Form 10-Q                    12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE's core operations are focused on two business segments. ENERGY SERVICES includes electric and gas services, coal mining and telecommunications. AUTOMOTIVE SERVICES includes a network of wholesale and total loss vehicle auctions, a finance company, a vehicle remarketing company, a company that provides vehicle inspection services to the automotive industry and its lenders, and a company that provides Internet-based automotive parts location and insurance claim audit services nationwide. INVESTMENTS AND CORPORATE CHARGES include our real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment. Also included in Investments and Corporate Charges is our trading securities portfolio which we began liquidating in July 2002 through a process we anticipate completing by the end of September 2002. DISCONTINUED OPERATIONS includes our Water Services businesses, our auto transport business, and our retail business-Electric Odyssey.


CONSOLIDATED OVERVIEW

Net income and earnings per share for the quarter ended June 30, 2002 decreased 9 percent and 18 percent, respectively, from the same period in 2001. For the six months ended June 30, 2002, net income was down 2 percent and earnings per share were down 12 percent from the same period in 2001. EXIT CHARGES. Net income in 2002 included charges related to our exit from non-strategic businesses ($1.6 million for the second quarter; $3.9 million for the six months). Excluding these charges, earnings per share would have been $0.50 for the quarter ended June 30, 2002 ($0.96 for the six months ended June 30, 2002). GOODWILL. Earnings for the quarter ended June 30, 2001 included $2.8 million, or $0.04 per share, of goodwill amortization expense ($5.6 million, or $0.08 per share for the six months ended June 30, 2001). REAL ESTATE TRANSACTION. Earnings for the quarter and six months ended June 30, 2001 included an $11.1 million, or $0.15 per share, gain associated with the Company's largest ever single real estate transaction. COMMON STOCK ISSUANCE. The issuance of 6.6 million shares of our common stock in the second quarter of 2001 also impacted earnings per share for 2002.

                                                                     QUARTER ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                    2002        2001           2002         2001
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Operating Revenue
     Energy Services                                               $154.1      $147.5        $ 297.0       $306.5
     Automotive Services                                            217.6       214.7          431.1        419.6
     Investments                                                      5.0        42.9           21.6         55.9
-------------------------------------------------------------------------------------------------------------------
                                                                   $376.7      $405.1         $749.7       $782.0
-------------------------------------------------------------------------------------------------------------------
Operating Expenses
     Energy Services                                               $137.4      $130.8         $264.7       $268.7
     Automotive Services                                            169.0       180.8          341.4        354.7
     Investments and Corporate Charges                               13.5        26.2           30.4         38.9
-------------------------------------------------------------------------------------------------------------------
                                                                   $319.9      $337.8         $636.5       $662.3
-------------------------------------------------------------------------------------------------------------------
Net Income
     Energy Services                                               $  9.7      $  9.8         $ 18.8       $ 22.2
     Automotive Services                                             29.2        20.5           53.9         38.6
     Investments and Corporate Charges                               (5.7)        9.2           (6.1)         9.4
-------------------------------------------------------------------------------------------------------------------
                                                                     33.2        39.5           66.6         70.2
     Discontinued Operations                                          5.6         3.0            7.4          5.2
-------------------------------------------------------------------------------------------------------------------
                                                                   $ 38.8      $ 42.5         $ 74.0       $ 75.4
-------------------------------------------------------------------------------------------------------------------
Diluted Average Shares of Common Stock                               81.7        74.3           81.3         73.3
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock
     Continuing Operations                                          $0.40       $0.53          $0.82        $0.96
     Discontinued Operations                                         0.07        0.04           0.09         0.07
-------------------------------------------------------------------------------------------------------------------
                                                                    $0.47       $0.57          $0.91        $1.03
-------------------------------------------------------------------------------------------------------------------

13                      ALLETE Second Quarter 2002 Form 10-Q

NET INCOME

The following net income discussion summarizes a comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

ENERGY SERVICES' net income in 2002 decreased $3.4 million, or 15 percent, primarily due to weaker wholesale market conditions. Last year's stronger economy and colder winter weather resulted in higher wholesale prices. Total retail megawatthour sales were similar to last year.

AUTOMOTIVE SERVICES reported a $15.3 million, or 40 percent, increase in net income and a 9 percent increase in EBITDAL over 2001. The continued growth in net income was primarily due to higher conversion rates (the percentage of vehicles sold from those that were offered at auction), improved cost efficiencies, a mandated accounting change which resulted in the discontinuance of goodwill amortization and lower interest rates. The conversion rate related to wholesale vehicles sold was 63 percent for the six months ended June 30, 2002 (61 percent for the same period in 2001). In 2002 the number of vehicles sold at our wholesale auction facilities were similar to last year. Fleet downsizing by rental car companies after September 11, 2001 resulted in increased sales of factory vehicles at our auction facilities during the fourth quarter of 2001 to the detriment of the first six months of 2002. Vehicle sales in other higher margin categories and strong conversion rates in 2002 helped mitigate the reduction in sales of factory vehicles. Vehicles sold at our total loss vehicle auction facilities were up 36 percent from 2001. AFC contributed 30 percent of the net income for Automotive Services in 2002 (33 percent in 2001) and reported a 5 percent increase in the number of vehicles financed. Net income in 2002 also included a $0.8 million charge associated with the exit from our 44 percent ownership in a Canadian auto transport business.

INVESTMENTS AND CORPORATE CHARGES reported $15.5 million less net income in 2002 due to smaller real estate transactions in 2002 and lower returns on our securities portfolio. In June 2001 our real estate operations reported an $11.1 million gain on its largest single sale ever. Our securities portfolio earned a negative 0.33 percent after-tax annualized return in 2002 compared to a positive
10.02 percent in 2001. This decrease was partially offset by more income from our emerging technology investments.

DISCONTINUED OPERATIONS was up $2.2 million primarily due to the suspension of depreciation on our Water Services assets. Our Water Services businesses also reported a 12 percent increase in water consumption as a result of drier weather conditions and a 4 percent increase in customers. These increases were partially offset by $3.1 million of exit charges associated with the auto transport business and the retail business-Electric Odyssey.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 2002 AND 2001

ENERGY SERVICES

OPERATING REVENUE was up $6.6 million, or 4 percent, in 2002 primarily due to increased revenue from power marketing activities and Enventis Telecom. Revenue from power marketing activities was $9.2 million higher in 2002 reflecting the inclusion of $8.1 million of revenue from merchant generation operations (non-rate base generation sold at market-based rates pursuant to FERC authority), and $5.3 million for mark-to-market income related to energy contracts ($1.5 million in 2001). The increase in revenue from power marketing activities, however, was negatively impacted by weak wholesale market conditions which reduced wholesale prices in 2002. Revenue from Enventis Telecom was $3.3 million higher in 2002 reflecting the July 2001 acquisition of Enventis, Inc. These increases were partially offset by a $5.5 million decrease in revenue from retail electric sales which was primarily attributed to lower fuel clause recovery because of lower fuel costs in 2002. Total retail megawatthour sales were similar to last year.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2002 and 2001. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2002 and 2001. Sales to other power suppliers accounted for 4 percent of consolidated operating revenue in 2002 (5 percent in 2001).

OPERATING EXPENSES were up $6.6 million, or 5 percent, in 2002 reflecting the inclusion of merchant generation and Enventis, Inc. operations. These increases were partially offset by reduced maintenance expenses. In 2001 the Company had higher plant maintenance expenses and additional costs incurred as a result of a severe ice storm.

                      ALLETE Second Quarter 2002 Form 10-Q                    14

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $2.9 million, or 1 percent, in 2002 reflecting strong conversion rates at wholesale auction facilities. At ADESA, 454,000 wholesale vehicles were sold in 2002 (458,000 in 2001). The number of vehicles sold was impacted by a reduction in factory vehicles brought to auction. Stronger sales in other vehicle categories helped mitigate the reduction in factory vehicles. In addition, at our total loss vehicle auctions, 47,000 vehicles were sold in 2002 (34,000 in 2001), an increase of 38 percent.

Operating revenue from AFC was higher in 2002 reflecting a 4 percent increase in vehicles financed through its loan production offices. AFC financed approximately 241,000 vehicles in 2002 (232,000 in 2001) and managed total receivables of $536 million at June 30, 2002 ($480 million at June 30, 2001).

OPERATING EXPENSES were down $11.8 million, or 7 percent, in 2002 primarily due to improved cost efficiencies, reduced interest expense ($4.3 million) as a result of lower interest rates, and the discontinuance of goodwill amortization ($3.3 million). These decreases were partially offset by an increase in operating expenses incurred to standardize operations at all our total loss auction facilities and expenditures for information technology initiatives.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $37.9 million, or 88 percent, in 2002 primarily due to a large real estate transaction recorded in 2001. In 2002 our real estate operations reported no large real estate sales, while in 2001 two large real estate sales contributed $30.4 million to revenue, one of which was our real estate operations' largest single transaction ever. Income from our securities portfolio and emerging technology investments was also lower in 2002.

OPERATING EXPENSES were down $12.7 million, or 48 percent, in 2002 primarily due to expenses associated with larger real estate sales in 2001.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

ENERGY SERVICES

OPERATING REVENUE was down $9.5 million, or 3 percent, in 2002 primarily due to a $16.9 million decrease in revenue from retail electric and gas sales. This decrease was attributed to warmer winter weather and lower fuel clause recovery due to lower fuel costs in 2002. Total retail megawatthour sales were similar to last year. Revenue from power marketing activities was down $2.1 million in 2002 due to weak wholesale market conditions which reduced wholesale prices in 2002. This decrease was partially offset by the inclusion of $8.1 million of revenue from merchant generation operations, and $5.3 million for mark-to-market income related to energy contracts in 2002 ($1.5 million in 2001). Revenue in 2002 also included $8.0 million more revenue from Enventis Telecom reflecting the July 2001 acquisition of Enventis, Inc.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2002 and 2001. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2002 and 2001. Sales to other power suppliers accounted for 4 percent of consolidated operating revenue in 2002 (6 percent in 2001).

OPERATING EXPENSES were down $4.0 million, or 1 percent, in 2002 due to decreased purchased power and maintenance expenses. Purchased power expense was down $15.0 million in 2002 because prices paid for purchased power were lower, Company generation was up 6 percent and 2 percent fewer megawatthours were sold. Purchased gas expense was lower in 2002 because in 2001 prices paid were at record highs. In 2001 the Company had higher plant maintenance expenses and additional costs incurred as a result of a severe ice storm. These decreases were partially offset by the inclusion of merchant generation and Enventis, Inc. operations.

15                    ALLETE Second Quarter 2002 Form 10-Q

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $11.5 million, or 3 percent, in 2002 reflecting strong conversion rates at wholesale auction facilities. At ADESA, 915,000 wholesale vehicles were sold in 2002 (924,000 in 2001). The number of vehicles sold was impacted by a reduction in factory vehicles brought to auction. Stronger sales in other vehicle categories helped mitigate the reduction in factory vehicles. In addition, at our total loss vehicle auctions, 94,000 vehicles were sold in 2002 (69,000 in 2001), an increase of 36 percent.

Operating revenue from AFC was higher in 2002 reflecting a 5 percent increase in vehicles financed through our loan production offices. AFC financed approximately 478,000 vehicles in 2002 (453,000 in 2001) and managed total receivables of $536 million at June 30, 2002 ($480 million at June 30, 2001).

OPERATING EXPENSES were down $13.3 million, or 4 percent, in 2002 primarily due to improved cost efficiencies, reduced interest expense ($9.2 million) as a result of lower interest rates, and the discontinuance of goodwill amortization ($6.6 million). These decreases were partially offset by an increase in operating expenses incurred to standardize operations at all our total loss auction facilities and expenditures for information technology initiatives. Also, operating expenses in 2001 reflected additional expenses for utility and labor costs incurred as a result of inclement weather conditions.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $34.3 million, or 61 percent, in 2002 primarily due to a large real estate transaction recorded in 2001. Two large real estate sales in 2002 contributed $4.9 million to revenue, while in 2001 four large real estate sales contributed $33.1 million to revenue, one of which was our real estate operations' largest single transaction ever. Operating revenue also reflected less income from the securities portfolio due to lower returns in 2002. Operating revenue from our emerging technology investments was up $0.5 million in 2002.

OPERATING EXPENSES were down $8.5 million, or 22 percent, in 2002 primarily due to expenses associated with larger real estate sales in 2001.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable generally accepted accounting principles involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. The following summarizes those accounting measurements we believe are most critical to our reported results of operations and financial condition.

        ACCOUNTING                       JUDGMENTS/UNCERTAINTIES                        SEE ADDITIONAL
          POLICY                          AFFECTING APPLICATION                          DISCUSSION AT
-----------------------------------------------------------------------------------------------------------------
Uncollectible Receivables     -   Economic conditions affecting               Liquidity and Capital Resources -
and Allowance for Doubtful        customers, suppliers and market prices      Working Capital on page 18
Accounts                      -   Outcome of negotiations,
                                  litigation and bankruptcy proceedings
                              -   Current sales, payment and
                                  write-off histories

Goodwill Impairment           -   Economic conditions affecting               Note 3. Goodwill and Other
                                  market valuations                           Intangible Assets on page 9
                              -   Changes in business strategy
                              -   Forecast of future operating cash
                                  flows and earnings

Fair Value of Energy          -   Economic conditions affecting               Item 3. Quantitative and
Contracts                         energy supply, demand and market prices     Qualitative Disclosures about
                                                                              Market Risk - Power Marketing on
                                                                              page 20


                      ALLETE Second Quarter 2002 Form 10-Q                    16

OUTLOOK

Based on a mid-year review of our businesses, we have revised our 2002 earnings per share estimate to be in the range of $2.00 to $2.10, excluding $0.05 per share of charges related to the exit from the auto transport business and the retail business-Electric Odyssey, and any potential gain recognized on the sale of our Water Services businesses. This estimate reflects the goodwill accounting change and incorporates our year to date performance and our revised expectations for the second half of 2002 which include the liquidation of our trading securities portfolio and lower wholesale power prices.

We have decided to liquidate our trading securities portfolio to reduce our exposure to increased volatility in the securities market. At June 30, 2002 the fair value of our trading securities portfolio was $157.2 million. Our revised earnings estimate for 2002 reflects a $0.10 per share income reduction due to no contribution from our trading securities portfolio. No gain or loss on liquidation is expected. With the proceeds we plan to reduce debt. The cash generated from this decision as well as from our continuing operations and the expected sale of our Water Services' assets will fuel our future growth. Our balance sheet remains strong. We continue to focus on our two core competencies-Energy Services and Automotive Services, and work toward positioning each of them to continue our earnings growth track record.

ENERGY SERVICES. Our new merchant generation facilities at the Taconite Harbor Energy Center in northern Minnesota and in Kendall County near Chicago, Illinois, became fully operational by the second quarter of 2002. The third quarter is typically the highest net income quarter for our Energy Services' business, and the third quarter of 2002 is expected to follow the historical pattern. While our base retail electric business remains stable, we do not expect that wholesale power margins will return to the high levels of a few years ago, but we do expect improvement during the third quarter of 2002 compared to the first half of 2002. The extent of our profitability will be impacted by wholesale power prices during the third quarter of 2002.

AUTOMOTIVE SERVICES. The second quarter 2002 performance of our Automotive Services business demonstrated our ability to drive efficiencies at our auctions acquired since January 2000 and generate profits. We expect to continue EBITDAL and revenue improvement, and double digit earnings growth into 2003. We also expect that the factory vehicle volume at our auctions will return to normal levels later this year. We remain on target to achieve our previously stated goal of 30 percent earnings growth (20 percent excluding the goodwill accounting change) over 2001. In addition, we anticipate continued growth in the number of vehicles sold and financed at auction. We expect a 5 percent increase in total vehicles both sold and financed over 2001.

INVESTMENTS AND CORPORATE CHARGES. We anticipate net income from Investments and Corporate Charges to decline in 2002 due to the liquidation of our trading securities portfolio and, as expected, a lower contribution from our real estate operations.

DISCONTINUED OPERATIONS. We remain engaged in discussions relating to the planned sale of our Water Services businesses. The FGUA has delayed taking any action on the proposed purchase of Florida Water assets until September 2002. The FGUA has stated its intent to advise Florida Water which utility systems it desires to purchase and the purchase price for these utility systems, and to seek finalized definitive agreements. We continue to work with them at the same time that we explore other sales opportunities. ALLETE has hired an investment banker to facilitate the sale of Heater Utilities and Georgia Water Services. We expect to close these transactions in late 2002 or early 2003. In June 2002 we completed our exit from the auto transport business.


17                    ALLETE Second Quarter 2002 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

During the first six months of 2002 cash flow from operating activities reflected strong operating results and continued focus on working capital management. Cash flow from operating activities was higher in 2002 due to the timing of the collection of certain finance receivables outstanding at December 31, 2001 and changes in trading securities. In 2001 additional trading securities were purchased with a portion of the proceeds from a common stock issuance. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. In July 2002 we began liquidating our trading securities portfolio through a process we anticipate completing by the end of September 2002. With the proceeds we plan to reduce debt. Approximately
5.0 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

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

AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in each vehicle. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its working capital requirements.

AFC, through a wholly owned subsidiary, sells certain finance receivables through a revolving private securitization structure. On May 31, 2002 AFC and the subsidiary entered into a revised securitization agreement that allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The revised agreement expires in 2005. The securitization agreement in place prior to May 31, 2002 limited the sale of undivided interests to $325 million. In conjunction with the revised securitization agreement and in accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," AFC, for accounting purposes, began consolidating the subsidiary used in the securitization structure on June 1, 2002 and reclassified prior periods to conform to the current year presentation. Previously, AFC's interest in this subsidiary was recorded as residual interest in other current assets ($103.0 million at December 31, 2001) net of the subsidiary's allowance for doubtful accounts.

AFC managed total receivables of $535.7 million at June 30, 2002; $215.9 million represent receivables which were included in accounts receivable on our consolidated balance sheet and $319.8 million represent receivables sold in undivided interests through the securitization agreement ($267 million at December 31, 2001) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.

Significant changes in accounts receivable and accounts payable balances at June 30, 2002 compared to December 31, 2001 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during the winter months and in December because of the holidays. As a result, Automotive Services had higher receivables and higher payables at June 30, 2002.

We provide up to $50 million in credit support to facilitate the power marketing activities of Split Rock Energy, and had $36.1 million in outstanding support at June 30, 2002 ($36.0 million at December 31, 2001).

                      ALLETE Second Quarter 2002 Form 10-Q                    18

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

INVESTMENTS. As investments in emerging technology companies are sold, we recognize a gain or loss. Our investment in the companies that have gone public had a cost basis of approximately $12 million at June 30, 2002 and December 31, 2001. The aggregate market value of our investment in these companies at June 30, 2002 was $7 million ($24 million at December 31, 2001). At this time the Company does not believe there is a permanent impairment. These investments provide us with access to developing technologies before their commercial debut, as well as potential financial returns. We view these investments as a source of capital for redeployment in existing businesses.


CAPITAL REQUIREMENTS

As a result of new construction and expansions at Automotive Services, consolidated capital expenditures for 2002 are now expected to be $235 million. Consolidated capital expenditures for the quarter ended June 30, 2002 totaled $97.5 million ($78.3 million in 2001). Expenditures for 2002 included $44.9 million for Energy Services and $26.3 million for Automotive Services. Expenditures for 2002 also included $26.3 million related to discontinued operations ($22.4 million to maintain our Water Services businesses while they are in the process of being sold; $3.9 million to buy previously leased auto transportation trucks). Internally generated funds were the primary sources of funding for these expenditures.


NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation, which upon adoption of SFAS 143 will require a reclassification to a liability. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143 and anticipate no material impact on the Company's financial position and results of operations.

                             -----------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.

19                    ALLETE Second Quarter 2002 Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES PORTFOLIO

In July 2002 we began liquidating our trading securities portfolio through a process we anticipate completing by the end of September 2002. With the proceeds we plan to reduce our debt. At June 30, 2002 available-for-sale securities consisted of the common stock of publicly traded companies and equity securities in a grantor trust established to fund certain employee benefits.

Our trading securities portfolio had a fair value of $157.2 million at June 30, 2002 ($155.6 million at December 31, 2001). Our available-for-sale securities portfolio had a fair value of $19.0 million at June 30, 2002 ($26.5 million at December 31, 2001).


FOREIGN CURRENCY

Our foreign currency exposure is limited to the conversion of operating results of our Canadian subsidiaries and, therefore, we have not entered into any foreign exchange contracts to hedge the conversion of our Canadian operating results into United States dollars.


POWER MARKETING

Minnesota Power purchases power for retail sales in our retail service territory and occasionally sells excess generation in the wholesale market. At the end of second quarter of 2002 we also had 500 MW of merchant generation (non-rate base generation sold at market-based rates pursuant to FERC authority) available for sale to the wholesale market. Our merchant generation includes 225 MW from our Taconite Harbor Energy Center in northern Minnesota that was acquired in October 2001. It also includes 275 MW of generation secured through a 15-year tolling agreement, which commenced in May 2002, with NRG Energy at the Kendall County facility near Chicago, Illinois. Under the Kendall County tolling agreement, the Company pays a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. Our strategy is to sell the majority of merchant generation through long-term contracts of various durations. The balance will be sold in the spot market, through short-term agreements, or possibly utilized as a source of low-cost supply for our regulated operations if the need exists. The services of Split Rock Energy may be utilized to broker or market merchant generation. We currently have two long-term forward capacity and energy contracts related to generation secured by the NRG Energy tolling agreement. Each is for 50 MW, with one having a 10-year term and the other a 15-year term.

The services of Split Rock Energy are used to fulfill purchase requirements for retail load and to market excess generation. We own 50 percent of Split Rock Energy which was formed in 2000 with Great River Energy to provide us with least cost supply, maximize the value of our generation assets and maximize marketing revenue within prescribed limits. Split Rock Energy operates in the wholesale energy markets, and engages in marketing activities by entering into forward and option contracts for the purchase and sale of electricity. These contracts are primarily short-term in nature with maturities of less than one year. Although Split Rock Energy generally attempts to balance its purchase and sale positions, commodity price risk sometimes exists or is created. This risk is actively managed through a risk management program that includes policies, procedures and limits established by the Split Rock Energy Board of Governors.

Revenue for the quarter and six months ended June 30, 2002 included $5.3 million for mark-to-market income attributable to the power marketing activities of Split Rock Energy and our merchant generation operations ($1.5 million for the quarter and six months ended June 30, 2001). Included in the $5.3 million of mark-to-market income in 2002 is $5.6 million of mark-to-market income for future fixed margins associated with the Kendall County contracts.

                     ALLETE Second Quarter 2002 Form 10-Q                     20

PART II.   OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     We held our Annual Meeting of Shareholders on May 14, 2002.

(b)     Included in (c) below.

(c) The election of directors, the appointment of independent accountants and the reservation of an additional three million shares of ALLETE common stock for issuance under the Executive Long-Term Incentive Compensation Plan were voted on at the Annual Meeting of Shareholders.

        The results were as follows:

                                                                    VOTES
                                                                 WITHHELD OR                              BROKER
                                              VOTES FOR            AGAINST          ABSTENTIONS          NONVOTES
-----------------------------------------------------------------------------------------------------------------
     DIRECTORS

     Kathleen A. Brekken                      72,931,311           924,410               -                   -
     Wynn V. Bussmann                         72,961,877           893,844               -                   -
     Dennis E. Evans                          72,945,815           909,906               -                   -
     David G. Gartzke                         73,053,319           802,402               -                   -
     Glenda E. Hood                           72,654,381         1,201,340               -                   -
     Peter J. Johnson                         72,666,159         1,189,562               -                   -
     George L. Mayer                          72,695,734         1,159,987               -                   -
     Jack I. Rajala                           73,021,920           833,801               -                   -
     Nick Smith                               72,956,767           898,954               -                   -
     Bruce W. Stender                         72,703,354         1,152,367               -                   -
     Donald C. Wegmiller                      72,948,613           907,108               -                   -

     INDEPENDENT ACCOUNTANTS

     PricewaterhouseCoopers LLP               70,418,228         2,785,483             652,010               -

     ALLETE EXECUTIVE
     LONG-TERM INCENTIVE
     COMPENSATION PLAN

     Reservation of additional
     shares to be issued                      59,119,239        12,804,480           1,932,002               -
-----------------------------------------------------------------------------------------------------------------

(d)     Not applicable.

21                      ALLETE Second Quarter 2002 Form 10-Q

ITEM 5.    OTHER INFORMATION

Reference is made to our 2001 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2001 Form 10-K.


Ref. Page 18. - Insert after the Second Full Paragraph

In June 2002 Minnkota received a Notice of Violation from the Environmental Protection Agency (EPA) regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota should have gone through the New Source Review process potentially resulting in new air permit operating conditions. The Company is unable to predict the outcome of this matter. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to the Square Butte generating unit output.


Ref. Page 11. - Sixth Paragraph
Ref. Page 30. - Third Paragraph
Ref. Form 8-K dated and filed February 28, 2002 - Second Paragraph
Ref. Form 8-K dated and filed March 28, 2002
Ref. 10-Q for the quarter ended March 31, 2002, Page 18. - Fifth Paragraph

The Company remains engaged in discussions relating to the planned sale of our Water Services businesses. The FGUA has delayed taking any action on the proposed purchase of Florida Water assets until September 2002. The FGUA has stated its intent to advise Florida Water which utility systems it desires to purchase and the purchase price for these utility systems, and to seek finalized definitive agreements. We continue to work with them at the same time that we explore other sales opportunities. ALLETE has hired an investment banker to facilitate the sale of Heater Utilities and Georgia Water Services. We expect to close these transactions in late 2002 or early 2003. In June 2002 we completed our exit from the auto transport business.


                       ALLETE Second Quarter 2002 Form 10-Q                   22

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number
     -------

     10(a) Receivables Purchase Agreement dated as of May 31, 2002, among AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Fairway Finance Corporation, as initial Purchaser, BMO Nesbitt Burns Corp., as initial Agent and as Purchaser Agent for Fairway Finance Corporation and XL Capital Assurance Inc., as Insurer. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.]

     10(b) Amended and Restated Purchase and Sale Agreement dated as of May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.]

     99(a) Certification of Periodic Report dated August 5, 2002, signed by David G. Gartzke.

     99(b) Certification of Periodic Report dated August 5, 2002, signed by James K. Vizanko.

(b)  Reports on Form 8-K.

     Report on Form 8-K filed July 19, 2002 with respect to Item 7. Financial Statements and Exhibits.


23                     ALLETE Second Quarter 2002 Form 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     ALLETE, INC.





August 5, 2002                                     James K. Vizanko
                                       -----------------------------------------
                                                   James K. Vizanko
                                                    Vice President,
                                         Chief Financial Officer and Treasurer




August 5, 2002                                      Mark A. Schober
                                       -----------------------------------------
                                                    Mark A. Schober
                                             Vice President and Controller


                      ALLETE Second Quarter 2002 Form 10-Q                    24

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

   10(a) Receivables Purchase Agreement dated as of May 31, 2002, among AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Fairway Finance Corporation, as initial Purchaser, BMO Nesbitt Burns Corp., as initial Agent and as Purchaser Agent for
           Fairway Finance Corporation and XL Capital Assurance Inc., as Insurer. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.]

   10(b) Amended and Restated Purchase and Sale Agreement dated as of May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.]

   99(a) Certification of Periodic Report dated August 5, 2002, signed by David G. Gartzke.

   99(b) Certification of Periodic Report dated August 5, 2002, signed by James K. Vizanko.



                      ALLETE Second Quarter 2002 Form 10-Q