Form 10-Q
period 2002-09-30
ALLETE INC
filed 2002-11-01
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2002

                                       or

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




                           Common Stock, no par value,
                          85,455,472 shares outstanding
                             as of October 31, 2002

                                      INDEX

                                                                           Page

Definitions                                                                  2

Safe Harbor Statement Under the Private Securities Litigation Reform
Act of 1995                                                                  3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   September 30, 2002 and December 31, 2001                  4

              Consolidated Statement of Income -
                   Quarter and Nine Months Ended September 30, 2002
                   and 2001                                                  5

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2002 and 2001             6

              Notes to Consolidated Financial Statements                     7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      13

         Item 3.   Quantitative and Qualitative Disclosures about Market
                   Risk                                                     20

         Item 4.   Controls and Procedures                                  22

Part II. Other Information

         Item 1.   Legal Proceedings                                        22

         Item 5.   Other Information                                        22

         Item 6.   Exhibits and Reports on Form 8-K                         23

Signatures                                                                  24

Certifications                                                              25

1                      ALLETE Third Quarter 2002 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


Abbreviation or Acronym               Term
--------------------------------------------------------------------------------

2001 Form 10-K                        ALLETE's Annual Report on Form 10-K for
                                          the Year Ended December 31, 2001
ADESA                                 ADESA Corporation
AFC                                   Automotive Finance Corporation
ALLETE                                ALLETE, Inc.
APB                                   Accounting Principals Board
CIP                                   Conservation Improvement Programs
Company                               ALLETE, Inc. and its subsidiaries
EBITDAL                               Earnings Before Interest, Taxes,
                                          Depreciation, Amortization and Lease
                                          Expense
ESOP                                  Employee Stock Ownership Plan
EITF                                  Emerging Issues Task Force
FASB                                  Financial Accounting Standards Board
FERC                                  Federal Energy Regulatory Commission
Florida Water                         Florida Water Services Corporation
FPSC                                  Florida Public Service Commission
FWSA                                  Florida Water Service Authority
Georgia Water                         Georgia Water Services Corporation
Heater                                Heater Utilities, Inc.
Minnesota Power                       An operating division of ALLETE, Inc.
Minnkota                              Minnkota Power Cooperative, Inc.
MPUC                                  Minnesota Public Utilities Commission
MW                                    Megawatt(s)
NCUC                                  North Carolina Utilities Commission
NRG Energy                            NRG Energy, Inc.
PSCW                                  Public Service Commission of Wisconsin
SEC                                   Securities and Exchange Commission
SFAS                                  Statement of Financial Accounting
                                          Standards No.
Split Rock Energy                     Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative
SWL&P                                 Superior Water, Light and Power Company

                       ALLETE Third Quarter 2002 Form 10-Q                     2

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

     -   weather conditions;

     -   market factors affecting supply and demand for used vehicles;

     -   wholesale power market conditions;

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

3                      ALLETE Third Quarter 2002 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                       ALLETE
                                              CONSOLIDATED BALANCE SHEET
                                                Millions - Unaudited
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2002               2001
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  188.2           $  220.2
     Trading Securities                                                                 43.5              155.6
     Accounts Receivable (Less Allowance of $30.8 and $29.3)                           439.0              431.2
     Inventories                                                                        34.8               32.0
     Prepayments and Other                                                              21.7               28.7
     Discontinued Operations                                                            32.1               42.2
------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           759.3              909.9

Property, Plant and Equipment                                                        1,380.6            1,323.3

Investments                                                                            144.5              141.0

Goodwill                                                                               496.9              494.4

Other Intangible Assets                                                                 42.1               34.8

Other Assets                                                                            80.0               68.8

Discontinued Operations                                                                334.8              310.3
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $3,238.2           $3,282.5
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  297.8           $  239.8
     Accrued Taxes, Interest and Dividends                                              45.8               38.1
     Notes Payable                                                                      81.2              267.4
     Long-Term Debt Due Within One Year                                                 31.4                6.9
     Other                                                                              95.8              106.4
     Discontinued Operations                                                            38.4               45.9
------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      590.4              704.5

Long-Term Debt                                                                         915.5              933.8

Accumulated Deferred Income Taxes                                                      118.9              107.0

Other Liabilities                                                                      150.0              163.5

Discontinued Operations                                                                159.9              154.9
------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                            1,934.7            2,063.7
------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0               75.0
------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     85.4 and 83.9 Shares Outstanding                                                  807.0              770.3

Unearned ESOP Shares                                                                   (50.0)             (52.7)

Accumulated Other Comprehensive Loss                                                   (22.7)             (14.5)

Retained Earnings                                                                      494.2              440.7
------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                   1,228.5            1,143.8
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,238.2           $3,282.5
------------------------------------------------------------------------------------------------------------------

                                   The accompanying notes are an integral part of these statements.


                       ALLETE Third Quarter 2002 Form 10-Q                     4


                                                       ALLETE
                                          CONSOLIDATED STATEMENT OF INCOME
                                    Millions Except Per Share Amounts - Unaudited

                                                                       QUARTER ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                     2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Energy Services                                                $171.2       $167.8     $  468.2     $  474.3
     Automotive Services                                             211.2        206.6        643.2        626.2
     Investments                                                       7.6          8.7         29.2         64.6
-------------------------------------------------------------------------------------------------------------------
         Total Operating Revenue                                     390.0        383.1      1,140.6      1,165.1
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Fuel and Purchased Power                                         66.1         60.2        174.7        179.4
     Operations                                                      246.0        249.9        741.8        754.9
     Interest                                                         15.8         19.7         47.9         57.8
-------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                    327.9        329.8        964.4        992.1
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM CONTINUING OPERATIONS                           62.1         53.3        176.2        173.0

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF ALLETE CAPITAL I                          1.5          1.5          4.5          4.5

INCOME TAX EXPENSE                                                    22.3         16.5         66.0         63.0
-------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                     38.3         35.3        105.7        105.5
INCOME FROM DISCONTINUED OPERATIONS                                    6.8          2.5         13.4          7.7
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $ 45.1       $ 37.8     $  119.1     $  113.2
-------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OF COMMON STOCK
     Basic                                                            81.5         79.0         80.9         74.6
     Diluted                                                          81.9         79.8         81.5         75.3
-------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON STOCK
     Basic
         Continuing Operations                                       $0.47        $0.45        $1.31        $1.42
         Discontinued Operations                                      0.08         0.03         0.16         0.10
-------------------------------------------------------------------------------------------------------------------
                                                                     $0.55        $0.48        $1.47        $1.52
-------------------------------------------------------------------------------------------------------------------
     Diluted
         Continuing Operations                                       $0.47        $0.44        $1.30        $1.40
         Discontinued Operations                                      0.08         0.03         0.16         0.10
-------------------------------------------------------------------------------------------------------------------
                                                                     $0.55        $0.47        $1.46        $1.50
-------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE OF COMMON STOCK                                 $0.275      $0.2675       $0.825      $0.8025
-------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.



5                       ALLETE Third Quarter 2002 Form 10-Q


                                                       ALLETE
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                Millions - Unaudited
                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     2002                   2001
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Net Income                                                                   $119.1                  $113.2
       Depreciation and Amortization                                                  59.9                    76.6
       Deferred Income Taxes                                                          15.1                     4.3
       Changes In Operating Assets and Liabilities
          Trading Securities                                                         112.1                   (75.1)
          Accounts Receivable                                                         (2.5)                 (200.9)
          Inventories                                                                 (1.9)                   (4.5)
          Accounts Payable                                                            56.8                   109.2
          Other Current Assets and Liabilities                                        (1.5)                   (5.4)
       Other - Net                                                                    (0.3)                   21.0
-------------------------------------------------------------------------------------------------------------------
              Cash from Operating Activities                                         356.8                    38.4
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Proceeds from Sale of Investments                                               1.9                     2.6
       Additions to Investments                                                      (20.9)                  (10.8)
       Additions to Property, Plant and Equipment                                   (138.4)                 (108.4)
       Acquisitions - Net of Cash Acquired                                           (17.2)                  (71.5)
       Other - Net                                                                    (2.6)                   13.3
-------------------------------------------------------------------------------------------------------------------
              Cash for Investing Activities                                         (177.2)                 (174.8)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Issuance of Common Stock                                                       35.3                   175.3
       Issuance of Long-Term Debt                                                     14.2                   125.0
       Changes in Notes Payable - Net                                               (185.7)                  (93.4)
       Reductions of Long-Term Debt                                                  (12.3)                  (14.9)
       Dividends on Common Stock                                                     (65.5)                  (58.8)
-------------------------------------------------------------------------------------------------------------------
              Cash from (for) Financing Activities                                  (214.0)                  133.2
-------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                0.4                    (9.3)
-------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                  (34.0)                  (12.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD<F1>                                 234.2                   219.3
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD<F1>                                      $200.2                  $206.8
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period For
              Interest - Net of Capitalized                                          $57.8                   $67.5
              Income Taxes                                                           $40.2                   $49.3

-------------------------------------------------------------------------------------------------------------------

<F1> Included cash from Discontinued Operations.

                          The accompanying notes are an integral part of these statements.


                       ALLETE Third Quarter 2002 Form 10-Q                     6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2001 Form 10-K. In our opinion all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year. The financial information for prior periods has been reclassified to reflect as discontinued operations our Water Services businesses, our auto transport business and our retail store.


NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
----------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Operating Revenue                                  $390.0           $171.2           $211.2<F1>          $ 7.6
Operation and Other Expense                         285.2            123.9            154.2                7.1
Depreciation and Amortization Expense                19.9             12.0              7.9                  -
Lease Expense                                         7.0              1.1              5.9                  -
Interest Expense                                     15.8              4.7              5.0                6.1
----------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing Operations   62.1             29.5             38.2               (5.6)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         22.3             11.4             14.1               (3.2)
----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations             38.3           $ 17.5           $ 24.1              $(3.3)
                                                                   ---------------------------------------------------
Income from Discontinued Operations                   6.8
-----------------------------------------------------------
Net Income                                         $ 45.1
-----------------------------------------------------------
EBITDAL from Continuing Operations                 $104.8            $47.3            $57.0               $0.5
----------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Operating Revenue                                  $383.1           $167.8           $206.6<F1>          $ 8.7
Operation and Other Expense                         281.6            120.7            150.8               10.1
Depreciation and Amortization Expense                21.8             11.3             10.5                  -
Lease Expense                                         6.7              0.7              6.0                  -
Interest Expense                                     19.7              5.0              8.7                6.0
----------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing Operations   53.3             30.1             30.6               (7.4)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         16.5             11.5             10.0               (5.0)
----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations             35.3           $ 18.0           $ 20.6              $(3.3)
                                                                   ---------------------------------------------------
Income from Discontinued Operations                   2.5
-----------------------------------------------------------
Net Income                                         $ 37.8
-----------------------------------------------------------
EBITDAL from Continuing Operations                 $101.5            $47.1            $55.8              $(1.4)
----------------------------------------------------------------------------------------------------------------------

<F1> Included $34.6 million of Canadian operating revenue in 2002 ($38.0 million in 2001).

7                      ALLETE Third Quarter 2002 Form 10-Q

NOTE 1.    BUSINESS SEGMENTS CONTINUED
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
---------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Operating Revenue                                $1,140.6          $ 468.2           $643.2<F2>         $ 29.2
Operation and Other Expense                         835.6            352.9            456.6               26.1
Depreciation and Amortization Expense                59.7             36.1             23.5                0.1
Lease Expense                                        21.2              3.3             17.9                  -
Interest Expense                                     47.9             14.1             16.4               17.4
---------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing
     Operations                                     176.2             61.8            128.8              (14.4)
Distributions on Redeemable
     Preferred Securities of Subsidiary               4.5              1.8                -                2.7
Income Tax Expense (Benefit)                         66.0             23.7             50.0               (7.7)
---------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations            105.7          $  36.3           $ 78.8             $ (9.4)
                                                                   --------------------------------------------------
Income from Discontinued Operations                  13.4
-----------------------------------------------------------
Net Income                                       $  119.1
-----------------------------------------------------------
EBITDAL from Continuing Operations                 $305.0           $115.3           $186.6               $3.1
Total Assets                                     $3,238.2<F1>     $1,095.9         $1,581.6<F3>         $193.8
Property, Plant and Equipment                    $1,380.6           $898.5           $478.0               $4.1
Accumulated Depreciation and Amortization          $869.5           $724.4           $142.9               $2.2
Capital Expenditures                               $138.4<F1>        $63.6            $39.6                  -

---------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Operating Revenue                                $1,165.1          $ 474.3           $626.2<F2>         $ 64.6
Operation and Other Expense                         848.9            354.8            452.7               41.4
Depreciation and Amortization Expense                65.2             34.3             30.6                0.3
Lease Expense                                        20.2              2.1             18.1                  -
Interest Expense                                     57.8             15.2             29.3               13.3
---------------------------------------------------------------------------------------------------------------------
Operating Income from Continuing Operations         173.0             67.9             95.5                9.6
Distributions on Redeemable
     Preferred Securities of Subsidiary               4.5              1.8                -                2.7
Income Tax Expense                                   63.0             25.9             36.3                0.8
---------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                   105.5          $  40.2           $ 59.2             $  6.1
                                                                   --------------------------------------------------
Income from Discontinued Operations                   7.7
-----------------------------------------------------------
Net Income                                       $  113.2
-----------------------------------------------------------
EBITDAL from Continuing Operations                 $316.2           $119.5           $173.5              $23.2
Total Assets                                     $3,277.4<F1>       $986.1         $1,626.9<F3>         $309.2
Property, Plant and Equipment                    $1,257.1           $794.0           $458.8               $4.3
Accumulated Depreciation and Amortization          $817.1           $694.4           $120.4               $2.3
Capital Expenditures                               $108.4<F1>        $42.9            $43.0                  -

---------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $366.9 million of total assets in 2002 ($355.2 million in 2001); and
     $35.2 million of capital expenditures in 2002 ($22.5 million in 2001).
<F2> Included $109.1 million of Canadian operating revenue in 2002 ($111.0 million in 2001).
<F3> Included $209.1 million of Canadian assets in 2002 ($203.6 million in 2001).

                       ALLETE Third Quarter 2002 Form 10-Q                     8

NOTE 2.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

AFC, through a wholly owned subsidiary, sells certain finance receivables through a revolving private securitization structure. On May 31, 2002 AFC and the subsidiary entered into a revised securitization agreement that allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The revised agreement expires in 2005. The securitization agreement in place prior to May 31, 2002 limited the sale of undivided interests to $325 million. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became applicable to AFC upon amendment of the securitization agreement, AFC, for accounting purposes, began consolidating the subsidiary used in the securitization structure on June 1, 2002. Previously, AFC's interest in this subsidiary was recorded by ALLETE as residual interest in other current assets ($103 million at December 31, 2001) net of the subsidiary's allowance for doubtful accounts. The residual interest previously reflected in prior periods has been reclassified by ALLETE to accounts receivable to conform to current year presentations.

AFC managed total receivables of $535.2 million at September 30, 2002 ($500.2 million at December 31, 2001); $200.4 million represent receivables which were included in accounts receivable on our consolidated balance sheet ($233.2 million at December 31, 2001) and $334.8 million represent receivables sold in undivided interests through the securitization agreement ($267.0 million at December 31, 2001) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.



NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS 142, "Goodwill and Other Intangible Assets," in January 2002 and, accordingly, no longer amortize goodwill. We completed the required goodwill impairment testing in the first quarter of 2002 with no resulting impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test. SFAS 142 requires disclosure of what reported net income and earnings per share would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill or other intangible assets that are no longer being amortized. All goodwill amortization related to continuing operations.

                                                      QUARTER ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                    2002         2001          2002         2001
--------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
NET INCOME
     Reported                                       $45.1        $37.8        $119.1       $113.2
     Goodwill Amortization                              -          2.7             -          8.3
--------------------------------------------------------------------------------------------------

     Adjusted                                       $45.1        $40.5        $119.1       $121.5
--------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
     Basic
         Reported                                   $0.55        $0.48         $1.47        $1.52
         Goodwill Amortization                          -         0.03             -         0.11
--------------------------------------------------------------------------------------------------

         Adjusted                                   $0.55        $0.51         $1.47        $1.63
--------------------------------------------------------------------------------------------------

     Diluted
         Reported                                   $0.55        $0.47         $1.46        $1.50
         Goodwill Amortization                          -         0.03             -         0.11
--------------------------------------------------------------------------------------------------

         Adjusted                                   $0.55        $0.50         $1.46        $1.61
--------------------------------------------------------------------------------------------------

9                      ALLETE Third Quarter 2002 Form 10-Q

NOTE 4.    DISCONTINUED OPERATIONS

In September 2001 we began a process of systematically evaluating our businesses to determine the strategic value of our assets and explore ways to unlock that value. As a result, our management and Board of Directors committed to a plan to sell our Water Services businesses and our auto transport business. Water Services includes water and wastewater services operated by several wholly owned subsidiaries in Florida, North Carolina and Georgia. The financial results for all of these businesses have been accounted for as discontinued operations. Accordingly, we ceased depreciation of assets related to these businesses in the fourth quarter of 2001. Depreciation expense for the quarter ended September 30, 2001, was $2.2 million after-tax ($6.6 million after-tax for the nine months ended September 30, 2001). During the first half of 2002 we exited our nonregulated water subsidiaries, our auto transport business and our retail store.

In September 2002 Florida Water entered into an agreement to sell its assets to FWSA, a governmental authority that was established by an interlocal agreement between the cities of Gulf Breeze and Milton, Florida. The total amount we expect to receive in the transaction is $433 million at closing and $74 million over the next three years. The gain on this transaction is estimated to be approximately $100 million after taxes and related costs, and is expected to be recognized over a four-year period as payments are received. Aggregate net cash proceeds to ALLETE are expected to be $260 million for the entire transaction, $190 million of which are expected to be received in 2002. Terms of the purchase agreement call for a closing by December 15, 2002, subject to FWSA being able to issue bonds for the purchase price and other conditions. Lawsuits seeking to halt the sale were initiated in October 2002 by two civic associations and by four local governments which had hoped to purchase Florida Water's assets through a competing buyer. Florida Water maintains that these lawsuits are without merit and will vigorously defend its pending sale to FWSA. The Company is unable to predict the outcome of these lawsuits.

We are using an investment banking firm to facilitate the sale of Heater Utilities and Georgia Water Services and discussions with prospective buyers are in process. We expect to enter into agreements to sell these businesses in 2002 or 2003.


                                                        QUARTER ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
INCOME STATEMENT                                      2002           2001                   2002         2001
------------------------------------------------------------------------------------------------------------------
Millions
Operating Revenue                                     $28.3         $37.1                  $96.0        $111.1
------------------------------------------------------------------------------------------------------------------

Pre-Tax Income from Operations                        $11.1          $4.1                  $28.5        $ 12.6
Income Tax Expense                                      4.3           1.6                   11.2           4.9
------------------------------------------------------------------------------------------------------------------

                                                        6.8           2.5                   17.3           7.7
------------------------------------------------------------------------------------------------------------------

Loss on Disposal                                          -             -                   (5.8)            -
Income Tax Benefit                                        -             -                    1.9             -
------------------------------------------------------------------------------------------------------------------

                                                          -             -                   (3.9)            -

------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations                   $ 6.8          $2.5                  $13.4        $  7.7
------------------------------------------------------------------------------------------------------------------
                                                                 September 30,                       December 31,
BALANCE SHEET INFORMATION                                            2002                                2001
------------------------------------------------------------------------------------------------------------------
Millions
Assets of Discontinued Operations
    Cash and Cash Equivalents                                      $ 12.0                               $ 14.0
    Other Current Assets                                             20.1                                 28.2
    Property, Plant and Equipment                                   303.3                                280.8
    Other Assets                                                     31.5                                 29.5
------------------------------------------------------------------------------------------------------------------

                                                                   $366.9                               $352.5
------------------------------------------------------------------------------------------------------------------

Liabilities of Discontinued Operations
    Current Liabilities                                            $ 38.4                               $ 45.9
    Long-Term Debt                                                  126.0                                128.7
    Other Liabilities                                                33.9                                 26.2
------------------------------------------------------------------------------------------------------------------

                                                                   $198.3                               $200.8
------------------------------------------------------------------------------------------------------------------

                       ALLETE Third Quarter 2002 Form 10-Q                    10

NOTE 5.    INCOME TAX EXPENSE

                                                                      QUARTER ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                     2002         2001          2002        2001
--------------------------------------------------------------------------------------------------------------------
Millions
Current Tax
     Federal                                                         $14.3        $15.6         $41.7        $51.5
     Foreign                                                           2.4          1.0           9.2          2.2
     State                                                             1.7          2.3           5.2          6.3
--------------------------------------------------------------------------------------------------------------------

                                                                      18.4         18.9          56.1         60.0
--------------------------------------------------------------------------------------------------------------------

Deferred Tax
     Federal                                                           3.6         (2.4)          9.8          2.4
     Foreign                                                           0.3         (0.1)          0.5         (0.5)
     State                                                             0.6          0.6           0.8          2.2
--------------------------------------------------------------------------------------------------------------------

                                                                       4.5         (1.9)         11.1          4.1
--------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                  (0.6)        (0.5)         (1.2)        (1.1)
--------------------------------------------------------------------------------------------------------------------

Income Tax on Continuing Operations                                   22.3         16.5          66.0         63.0
Income Tax on Discontinued Operations                                  4.3          1.6           9.3          4.9
--------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                             $26.6        $18.1         $75.3        $67.9
--------------------------------------------------------------------------------------------------------------------



NOTE 6.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

RECONCILIATION OF BASIC AND DILUTED
EARNINGS PER SHARE
---------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

                           QUARTER ENDED                       NINE MONTHS ENDED
                        SEPTEMBER 30, 2002                    SEPTEMBER 30, 2002
                    ----------------------------         -----------------------------
                    BASIC    DILUTIVE     DILUTED        BASIC     DILUTIVE    DILUTED
                     EPS    SECURITIES      EPS           EPS     SECURITIES     EPS
Net Income          $45.1         -       $45.1         $119.1         -       $119.1

Common Shares        81.5       0.4        81.9           80.9       0.6         81.5

Per Share           $0.55         -       $0.55          $1.47         -        $1.46
--------------------------------------------------------------------------------------
                           QUARTER ENDED                       NINE MONTHS ENDED
                        SEPTEMBER 30, 2001                    SEPTEMBER 30, 2001
                    -----------------------------        -----------------------------
                    BASIC    DILUTIVE     DILUTED        BASIC     DILUTIVE    DILUTED
                     EPS    SECURITIES      EPS           EPS     SECURITIES     EPS
Net Income          $37.8         -       $37.8         $113.2         -       $113.2

Common Shares        79.0       0.8        79.8           74.6       0.7         75.3

Per Share           $0.48         -       $0.47          $1.52         -        $1.50
--------------------------------------------------------------------------------------

11                     ALLETE Third Quarter 2002 Form 10-Q

NOTE 7.    TOTAL COMPREHENSIVE INCOME

For the quarter ended September 30, 2002 total comprehensive income was $32.9 million ($22.2 million for the quarter ended September 30, 2001). For the nine months ended September 30, 2002 total comprehensive income was $110.9 million ($101.4 million for the nine months ended September 30, 2001). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap and foreign currency translation adjustments.



NOTE 8.    NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation, which upon adoption of SFAS 143 by the Company will require a reclassification to a liability. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143 and anticipate no material impact on the Company's financial position and results of operations.

On October 25, 2002 the FASB's Emerging Issues Task Force rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The ruling takes effect January 1, 2003 for existing contracts and immediately for contracts entered into after October 25, 2002. In general, EITF 98-10 required energy trading contracts to be marked-to-market with resulting gains and losses recognized in income. Any gains or losses recognized under the provisions of EITF 98-10 through the end of 2002 will be reversed under the transitional provisions contained in the rescission. The Company was required to account for the Kendall County tolling agreement under EITF 98-10 which resulted in the recognition of $4.7 million of mark-to-market pre-tax income through the first nine months of 2002 ($0 in 2001). This agreement will be marked-to-market through the end of 2002.



NOTE 9.    SQUARE BUTTE POWER PURCHASE AGREEMENT

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At September 30, 2002 Square Butte had total debt outstanding of $298.8 million. Total annual debt service for Square Butte is expected to be approximately $36 million in each of the years 2002 and 2003, and $23 million in each of the years 2004 through 2006. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.

                       ALLETE Third Quarter 2002 Form 10-Q                    12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE's core operations are focused on two business segments. ENERGY SERVICES includes electric and gas services, coal mining and telecommunications. AUTOMOTIVE SERVICES includes a network of wholesale and total loss vehicle auctions, a finance company, a vehicle remarketing company, a company that provides vehicle inspection services to the automotive industry and its lenders, and a company that provides Internet-based automotive parts location and insurance claim audit services nationwide. INVESTMENTS AND CORPORATE CHARGES includes our real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment. Also included in Investments and Corporate Charges is our trading securities portfolio which was substantially liquidated during the third quarter of 2002. The liquidation process was completed in October 2002. DISCONTINUED OPERATIONS includes our Water Services businesses, our auto transport business and our retail store.


CONSOLIDATED OVERVIEW

Net income and earnings per share for the quarter ended September 30, 2002 increased 19 percent and 17 percent, respectively, from the same period in 2001. For the nine months ended September 30, 2002, net income increased 5 percent and earnings per share decreased 3 percent from the same period in 2001. The issuance of 6.6 million shares of our common stock in the second quarter of 2001 also impacted earnings per share. EXIT CHARGES. Net income for the nine months ended September 30, 2002 included $3.9 million of charges related to our exit from non-strategic businesses. Excluding these charges, earnings per share would have been $1.51 for the nine months ended September 30, 2002. GOODWILL. Earnings for the quarter ended September 30, 2001 included $2.7 million, or $0.03 per share, of goodwill amortization expense ($8.3 million, or $0.11 per share, for the nine months ended September 30, 2001). REAL ESTATE TRANSACTION. Earnings for the nine months ended September 30, 2001 included an $11.1 million, or $0.15 per share, gain associated with the Company's largest ever single real estate transaction.


                                                                      QUARTER ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                    2002        2001           2002         2001
--------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Operating Revenue
     Energy Services                                               $171.2      $167.8       $  468.2     $  474.3
     Automotive Services                                            211.2       206.6          643.2        626.2
     Investments                                                      7.6         8.7           29.2         64.6
-------------------------------------------------------------------------------------------------------------------
                                                                   $390.0      $383.1       $1,140.6     $1,165.1
-------------------------------------------------------------------------------------------------------------------
Operating Expenses
     Energy Services                                               $141.7      $137.7         $406.4       $406.4
     Automotive Services                                            173.0       176.0          514.4        530.7
     Investments and Corporate Charges                               13.2        16.1           43.6         55.0
-------------------------------------------------------------------------------------------------------------------
                                                                   $327.9      $329.8         $964.4       $992.1
-------------------------------------------------------------------------------------------------------------------
Net Income
     Energy Services                                                $17.5       $18.0        $  36.3      $  40.2
     Automotive Services                                             24.1        20.6           78.8         59.2
     Investments and Corporate Charges                               (3.3)       (3.3)          (9.4)         6.1
-------------------------------------------------------------------------------------------------------------------
                                                                     38.3        35.3          105.7        105.5
     Discontinued Operations                                          6.8         2.5           13.4          7.7
-------------------------------------------------------------------------------------------------------------------
                                                                    $45.1       $37.8        $ 119.1      $ 113.2
-------------------------------------------------------------------------------------------------------------------
Diluted Average Shares of Common Stock                               81.9        79.8           81.5         75.3
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock
     Continuing Operations                                          $0.47       $0.44          $1.30        $1.40
     Discontinued Operations                                         0.08        0.03           0.16         0.10
-------------------------------------------------------------------------------------------------------------------
                                                                    $0.55       $0.47          $1.46        $1.50
-------------------------------------------------------------------------------------------------------------------

13                      ALLETE Third Quarter 2002 Form 10-Q

NET INCOME

The following net income discussion summarizes a comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

ENERGY SERVICES' net income in 2002 decreased $3.9 million, or 10 percent, primarily due to weak wholesale power prices. Earnings from retail electric operations remained strong as total retail megawatthour sales were up 4 percent from last year. Net income in 2001 reflected partial recovery of 1998 CIP lost margins.

AUTOMOTIVE SERVICES reported a $19.6 million, or 33 percent, increase in net income and an 8 percent increase in EBITDAL over 2001. The continued growth in net income was due to mandated goodwill accounting changes, lower interest expense and improved operating efficiencies. In 2002 the number of vehicles sold at our wholesale auction facilities was similar to last year. Fleet downsizing by rental car companies after September 11, 2001 resulted in increased sales of factory vehicles at our auction facilities during the fourth quarter of 2001 to the detriment of 2002. Vehicle sales in other higher margin categories helped mitigate the reduction in sales of factory vehicles. Aggressive financing incentives offered by vehicle manufacturers lowered the cost of owning a new vehicle, which, in turn, depressed prices for late-model used vehicles. This reduced the number of vehicles sold at auctions because car dealers restocked their inventories from the increased volume of late-model vehicles traded in for new vehicles, and sellers at auction tended to hold their vehicles rather than immediately accept the lower prices. As a result, during the third quarter 2002 conversion rates (the percentage of vehicles sold from those that were offered at auction) began to drop. The conversion rate related to wholesale vehicles sold was 60 percent for 2002 (59 percent for 2001). Despite unseasonably dry weather conditions in 2002 which usually means fewer total loss vehicles, vehicles sold at our total loss vehicle auction facilities were up 27 percent in 2002 reflecting expansion into new markets, including combination sites with some of our wholesale auctions. AFC contributed 33 percent of the net income for Automotive Services in 2002 (36 percent in 2001) and reported a 6 percent increase in the number of vehicles financed.

INVESTMENTS AND CORPORATE CHARGES reported $15.5 million less net income in 2002 primarily due to smaller real estate transactions in 2002. In June 2001 our real estate operations reported an $11.1 million gain on its largest single sale ever. The liquidation of our trading securities portfolio during the third quarter of 2002 also resulted in less net income. Our securities portfolio earned a negative 1.54 percent after-tax annualized return in 2002 compared to a positive 4.52 percent in 2001.

DISCONTINUED OPERATIONS was up $5.7 million primarily due to the suspension of depreciation on our Water Services assets. Net income in 2001 included $6.6 million after-tax of depreciation expense. Our Water Services businesses also reported a 10 percent increase in water consumption as a result of drier weather conditions and a 5 percent increase in customers. These increases were partially offset by $3.9 million of exit charges associated with the auto transport business and the retail store.

                       ALLETE Third Quarter 2002 Form 10-Q                    14

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

ENERGY SERVICES

OPERATING REVENUE was up $3.4 million, or 2 percent, in 2002. Revenue from power marketing activities was $11.3 million higher in 2002 due to the inclusion of $17.4 million of revenue from merchant generation operations (non-rate base generation sold at market-based rates pursuant to FERC authority) which came online in 2002. The increase in revenue from power marketing activities, however, was negatively impacted by weak wholesale power prices in 2002. Revenue from retail electric sales increased $2.1 million in 2002 reflecting a 7 percent increase in total retail megawatthour sales. Revenue from our telecommunications business was down $4.4 million in 2002 because third quarter 2001 included nine months of operations from Enventis, Inc. which was acquired in July and accounted for as a pooling of interests. Revenue in 2001 included the recovery of $2.8 million of 1998 CIP lost margins.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2002 and 2001. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2002 and 2001. Sales to other power suppliers accounted for 11 percent of consolidated operating revenue in 2002 (8 percent in 2001).

OPERATING EXPENSES were up $4.0 million, or 3 percent, in 2002 reflecting the inclusion of merchant generation operations and the write off of costs associated with a canceled power plant project. These increases were partially offset by a $4.0 million decrease related to recoverable costs deferred in conjunction with the fuel adjustment clause. Operating expenses for our telecommunications business were $4.5 million lower in 2002 because third quarter 2001 included nine months of operations from Enventis, Inc. which was acquired in July and accounted for as a pooling of interests.

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $4.6 million, or 2 percent, in 2002. At ADESA, 433,000 wholesale vehicles were sold in 2002 (429,000 in 2001). Aggressive financing incentives offered by vehicle manufacturers continued to negatively impact the number of vehicles coming to auction and the average auction prices of vehicles sold at auction (see Net Income-Automotive Services). A reduction in factory vehicles brought to auction was partially mitigated by stronger sales in other vehicle categories. At our total loss vehicle auctions, 41,000 vehicles were sold in 2002 (34,000 in 2001) an increase of 20 percent reflecting expansion into new markets, including combination sites with some of our wholesale auctions.

Operating revenue from AFC was higher in 2002 reflecting a 6 percent increase in vehicles financed through its loan production offices. AFC financed approximately 237,000 vehicles in 2002 (223,000 in 2001) and managed total receivables of $535 million at September 30, 2002 ($497 million at September 30,
2001).

OPERATING EXPENSES were down $3.0 million, or 2 percent, in 2002 primarily due to reduced interest expense ($3.7 million) as a result of lower interest rates, the discontinuance of goodwill amortization ($3.3 million) and improved operating efficiencies. These decreases were partially offset by an increase in operating expenses incurred to standardize operations at all of our total loss auction facilities and expenditures for information technology initiatives.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $1.1 million, or 13 percent, in 2002 primarily because our trading securities portfolio was substantially liquidated during the third quarter. Revenue from our real estate operations was down slightly compared to 2001.

OPERATING EXPENSES were down $2.9 million, or 18 percent, in 2002 because in 2001 additional expenses were incurred for severance packages.

15                     ALLETE Third Quarter 2002 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

ENERGY SERVICES

OPERATING REVENUE was down $6.1 million, or 1 percent, in 2002 reflecting a $20.5 million decrease in revenue from power marketing activities due to lower wholesale power prices in 2002. This decrease was offset by the inclusion of $25.4 million of revenue from merchant generation operations which came online in 2002, and $4.8 million for mark-to-market income related to energy contracts in 2002 ($0.5 million in 2001). A $15.0 million decrease in revenue from retail electric and gas sales was attributed to lower fuel clause recovery due to lower fuel costs in 2002. Total retail megawatthour sales, however, were up 4 percent in 2002 reflecting increased usage by taconite customers. In addition, retail electric revenue in 2001 included the recovery of $2.8 million of 1998 CIP lost margins.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2002 and 2001. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2002 and 2001. Sales to other power suppliers accounted for 7 percent of consolidated operating revenue in 2002 and 2001.

OPERATING EXPENSES in 2002 were comparable to 2001. Purchased power expense was down $14.2 million in 2002 because prices paid for purchased power were lower and Company generation was up 5 percent. Purchased gas expense was lower in 2002 because prices paid in 2001 were at record highs. Operating expenses in 2002 also reflected a $4.0 million decrease related to recoverable costs deferred in conjunction with the fuel adjustment clause, the inclusion of merchant generation operations, higher expenses for our telecommunications business, and the write off of costs associated with a canceled power plant project. In 2001 the Company had higher plant maintenance expenses and additional costs incurred as a result of a severe ice storm.

AUTOMOTIVE SERVICES

OPERATING  REVENUE  was up $17.0  million,  or 3  percent,  in 2002.  At  ADESA,
1,348,000 wholesale vehicles were sold in 2002 (1,353,000 in 2001). Aggressive financing incentives offered by vehicle manufacturers continued to negatively impact the number of vehicles coming to auction and the average auction prices of vehicles sold at auction (see Net Income-Automotive Services). A reduction in factory vehicles brought to auction was partially mitigated by stronger sales in other vehicle categories. At our total loss vehicle auctions, 131,000 vehicles were sold in 2002 (103,000 in 2001) an increase of 27 percent reflecting expansion into new markets, including combination sites with some of our wholesale auctions.

Operating revenue from AFC was higher in 2002 reflecting a 6 percent increase in vehicles financed through our loan production offices. AFC financed approximately 715,000 vehicles in 2002 (676,000 in 2001) and managed total receivables of $535 million at September 30, 2002 ($497 million at September 30,
2001).

OPERATING EXPENSES were down $16.3 million, or 3 percent, in 2002 primarily due to reduced interest expense ($12.9 million) as a result of lower interest rates, the discontinuance of goodwill amortization ($9.9 million) and improved operating efficiencies. These decreases were partially offset by an increase in operating expenses incurred to standardize operations at all our total loss auction facilities and expenditures for information technology initiatives.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $35.4 million, or 55 percent, in 2002 primarily due to a large real estate transaction recorded in 2001. Four large real estate sales in 2002 contributed $7.4 million to revenue, while in 2001 six large real estate sales contributed $37.5 million to revenue, one of which was our real estate operations' largest single transaction ever. Operating revenue also reflected less income in 2002 from our trading securities portfolio which was substantially liquidated during the third quarter and had significantly lower returns during the year.

OPERATING EXPENSES were down $11.4 million, or 21 percent, in 2002 primarily due to expenses associated with larger real estate sales in 2001. Also, in 2001 additional expenses were incurred for severance packages.

                       ALLETE Third Quarter 2002 Form 10-Q                    16

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable generally accepted accounting principles involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. The following summarizes those accounting measurements we believe are most critical to our reported results of operations and financial condition.


        ACCOUNTING                       JUDGMENTS/UNCERTAINTIES                        SEE ADDITIONAL
          POLICY                          AFFECTING APPLICATION                           DISCUSSION
------------------------------------------------------------------------------------------------------------------

Uncollectible Receivables     -   Economic conditions affecting               Liquidity and Capital Resources -
and Allowance for Doubtful        customers, suppliers and market prices      Working Capital on page 18
Accounts                      -   Outcome of negotiations,
                                  litigation and bankruptcy proceedings
                              -   Current sales, payment and write
                                  off histories

Goodwill Impairment           -   Economic conditions affecting               Note 3. Goodwill and Other
                                  market valuations                           Intangible Assets on page 9
                              -   Changes in business strategy
                              -   Forecast of future operating cash
                                  flows and earnings

Fair Value of Energy          -   Economic conditions affecting               Item 3. Quantitative and
Contracts                         energy supply, demand and market prices     Qualitative Disclosures about
                              -   Wholesale power market conditions           Market Risk - Power Marketing on
                                                                              page 21


OUTLOOK

In September 2002 we revised our earnings per share estimate for 2002 to be in the range of $1.80 to $1.90 including the goodwill accounting change. This estimate excluded $0.05 per share of charges related to the exit from the auto transport business and the retail store, and any potential gain recognized on the sale of our Water Services businesses. Our recent adjustment in our earnings guidance reflected the liquidation of the trading securities portfolio and year to date weaker performance within our Energy Services segment due to continued lower-than-expected wholesale power prices.

During the first few weeks of the fourth quarter, we experienced a notable drop in the conversion rates at our wholesale vehicle auctions which we believe was primarily influenced by vehicle manufacturers extending zero-percent financing into the 2003 model year. Aggressive financing incentives lowered the cost of owning a new vehicle, which, in turn, depressed prices for late-model used vehicles. This reduced the number of vehicles sold at auctions because car dealers restocked their inventories from the increased volume of late-model vehicles traded in for new vehicles, and sellers at auction tended to hold their vehicles rather than immediately accept the lower prices. We expect the sellers of used vehicles to ultimately begin selling again, but timing is uncertain. Based on current market conditions we believe Automotive Services will not achieve our stated earnings growth goal of 30 percent this year. We now expect ALLETE's earnings per share to be at the low end of the range with respect to our estimate for 2002.

The cash generated from the liquidation of our trading securities portfolio as well as from our continuing operations and the expected sale of our Water Services' assets will be used to reduce debt and fund strategic initiatives. Our balance sheet remains strong. We continue to focus on our two core competencies-Energy Services and Automotive Services. We believe both are positioned well to produce earnings growth as their individual markets improve.

ENERGY SERVICES. Earnings from our core retail electric business remain strong. Our generation costs, including our merchant generation, are competitive in the regions we serve. We are well positioned to recognize increased benefits from wholesale electric sales as market conditions improve.

17                     ALLETE Third Quarter 2002 Form 10-Q

AUTOMOTIVE SERVICES. The performance of our Automotive Services business for the nine months ended September 30, 2002 has demonstrated our ability to drive efficiencies at our auctions acquired since January 2000 and to generate profits. We expect to continue EBITDAL and revenue improvement, and double digit earnings growth for 2003. We have not seen factory vehicle volume at our vehicle auctions return to normal levels as we anticipated. This, combined with the impact of aggressive financing incentives discussed above, has resulted in an unexpected recent drop in conversion rates making it likely we will not achieve our stated earnings growth goal of 30 percent this year. AFC's receivable portfolio continues to maintain its strong credit quality and contribution to net income.

INVESTMENTS AND CORPORATE CHARGES. We anticipate net income from Investments and Corporate Charges to decline in 2002 due to the liquidation of our trading securities portfolio and, as expected, a lower contribution from our real estate operations. Our revised earnings estimate for 2002 reflects a $0.10 per share income reduction due to minimal contribution from our trading securities portfolio. We liquidated our trading securities portfolio to reduce our exposure to increased volatility in the securities market. Proceeds from the liquidation have been used to reduce debt.

DISCONTINUED OPERATIONS. In September 2002 Florida Water agreed to sell its assets to FWSA, a governmental authority that was established by an interlocal agreement between the cities of Gulf Breeze and Milton, Florida. The total amount we expect to receive in the transaction is $433 million at closing and $74 million over the next three years. The gain on this transaction is estimated to be approximately $100 million after taxes and related costs, and is expected to be recognized over a four-year period as payments are received. Aggregate net cash proceeds are expected to be $260 million for the entire transaction, of which $190 million are expected to be received in 2002. Terms of the purchase agreement call for a closing by December 15, 2002, subject to FWSA being able to issue bonds for the purchase price and other conditions. Lawsuits seeking to halt the sale were initiated in October 2002 by two civic associations and by four local governments which had hoped to purchase Florida Water's assets through a competing buyer. Florida Water maintains that these lawsuits are without merit and will vigorously defend its pending sale to FWSA. The Company is unable to predict the outcome of these lawsuits.

We are using an investment banking firm to facilitate the sale of Heater Utilities and Georgia Water Services and discussions with prospective buyers are in process. We expect to enter into agreements to sell these businesses in 2002 or 2003.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

During the first nine months of 2002 cash flow from operating activities reflected strong operating results and continued focus on working capital management. Cash flow from operating activities was higher in 2002 due to the liquidation of the trading securities portfolio and the timing of the collection of certain finance receivables outstanding at December 31, 2001. Also, in 2001 additional trading securities were purchased with a portion of the proceeds from a common stock issuance. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. During the third quarter of 2002 we substantially liquidated our trading securities portfolio. The liquidation process was completed in October 2002. Proceeds have been used to reduce our debt. Approximately 4.8 million original issue shares of our common stock are available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan.

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

                       ALLETE Third Quarter 2002 Form 10-Q                    18

AFC offers short-term on-site financing for dealers to purchase vehicles at auctions in exchange for a security interest in each vehicle. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its short-term working capital requirements.

AFC, through a wholly owned subsidiary, sells certain finance receivables through a revolving private securitization structure. On May 31, 2002 AFC and the subsidiary entered into a revised securitization agreement that allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The revised agreement expires in 2005. The securitization agreement in place prior to May 31, 2002 limited the sale of undivided interests to $325 million. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became applicable to AFC upon amendment of the securitization agreement, AFC, for accounting purposes, began consolidating the subsidiary used in the securitization structure on June 1, 2002. Previously, AFC's interest in this subsidiary was recorded by ALLETE as residual interest in other current assets ($103.0 million at December 31, 2001) net of the subsidiary's allowance for doubtful accounts. The residual interest previously reflected in prior periods has been reclassified by ALLETE to accounts receivable to conform to current year presentations.

AFC managed total receivables of $535.2 million at September 30, 2002 ($500.2 million at December 31, 2001); $200.4 million represent receivables which were included in accounts receivable on our consolidated balance sheet ($233.2 million at December 31, 2001) and $334.8 million represent receivables sold in undivided interests through the securitization agreement ($267.0 million at December 31, 2001) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.

We provide up to $50 million in credit support to facilitate the power marketing activities of Split Rock Energy, and had $31.9 million in outstanding support at September 30, 2002 ($36.0 million at December 31, 2001).

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

INVESTMENTS. As investments in emerging technology companies are sold, we recognize a gain or loss. Our direct investment in the companies that have gone public, which we account for as available-for-sale securities, had a cost basis of approximately $10 million at September 30, 2002 and December 31, 2001. The aggregate market value of our investment in these companies at September 30, 2002 was $4 million ($17 million at December 31, 2001). We believe the decline in market value that has occurred since second quarter 2002 is temporary. We have the ability and intent to hold these investments until the market recovers. These investments provide us with access to developing technologies before their commercial debut, as well as potential financial returns. We view these investments as a source of capital for redeployment in existing businesses.

19                     ALLETE Third Quarter 2002 Form 10-Q

CAPITAL REQUIREMENTS

As a result of new construction and expansions at Automotive Services, consolidated capital expenditures for 2002 are now expected to be $235 million. Consolidated capital expenditures for the nine months ended September 30, 2002 totaled $138.4 million ($108.4 million in 2001). Expenditures for 2002 included $63.6 million for Energy Services and $39.6 million for Automotive Services. Expenditures for 2002 also included $35.2 million related to discontinued operations ($31.3 million to maintain our Water Services businesses while they are in the process of being sold; $3.9 million to buy previously leased auto transportation trucks). Internally generated funds were the primary source of funding for these expenditures.


NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation, which upon adoption of SFAS 143 by the Company will require a reclassification to a liability. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143 and anticipate no material impact on the Company's financial position and results of operations.

On October 25, 2002 the FASB's Emerging Issues Task Force rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The ruling takes effect January 1, 2003 for existing contracts and immediately for contracts entered into after October 25, 2002. In general, EITF 98-10 required energy trading contracts to be marked-to-market with resulting gains and losses recognized in income. Any gains or losses recognized under the provisions of EITF 98-10 through the end of 2002 will be reversed under the transitional provisions contained in the rescission. The Company was required to account for the Kendall County tolling agreement under EITF 98-10 which resulted in the recognition of $4.7 million of mark-to-market pre-tax income through the first nine months of 2002 ($0 in 2001). This agreement will be marked-to-market through the end of 2002.

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES PORTFOLIO

During the third quarter of 2002 we substantially liquidated our trading securities portfolio. The liquidation process was completed in October 2002. Proceeds have been used to reduce our debt. At September 30, 2002 available-for-sale securities consisted of the common stock of publicly traded companies and a grantor trust established to fund certain employee benefits.

Our trading securities portfolio had a fair value of $43.5 million at September 30, 2002 ($155.6 million at December 31, 2001). Our available-for-sale securities portfolio had a fair value of $15.5 million at September 30, 2002 ($26.5 million at December 31, 2001).


FOREIGN CURRENCY

Our foreign currency exposure is limited to the conversion of operating results of our Canadian subsidiaries and, therefore, we have not entered into any foreign exchange contracts to hedge the conversion of our Canadian operating results into United States dollars.

                       ALLETE Third Quarter 2002 Form 10-Q                    20

POWER MARKETING

Minnesota Power purchases power for retail sales in our retail service territory and sells excess generation in the wholesale market. At the end of the second quarter of 2002 we had 500 MW of merchant generation (non-rate base generation sold at market-based rates pursuant to FERC authority) available for sale to the wholesale market. Our merchant generation includes 225 MW from our Taconite Harbor Energy Center in northern Minnesota that was acquired in October 2001. It also includes 275 MW of generation secured through a 15-year tolling agreement, which commenced in May 2002, with NRG Energy at the Kendall County facility near Chicago, Illinois. Under the Kendall County tolling agreement, the Company pays a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. Our strategy is to sell the majority of merchant generation through long-term contracts of various durations. The balance will be sold in the spot market, through short-term agreements. The services of Split Rock Energy may be utilized to broker or market merchant generation. We currently have two long-term forward capacity and energy contracts related to generation secured by the NRG Energy tolling agreement. Each is for 50 MW, with one having a 10-year term and the other a 15-year term.

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

Revenue for the nine months ended September 30, 2002 included $4.8 million for mark-to-market income attributable to the power marketing activities of Split Rock Energy and our merchant generation operations ($0.5 million for the nine months ended September 30, 2001). Included in the $4.8 million of mark-to-market income in 2002 is $5.6 million of mark-to-market income for future fixed margins associated with the Kendall County contracts.

On October 25, 2002 the FASB's Emerging Issues Task Force rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The ruling takes effect January 1, 2003 for existing contracts and immediately for contracts entered into after October 25, 2002. In general, EITF 98-10 required energy trading contracts to be marked-to-market with resulting gains and losses recognized in income. Any gains or losses recognized under the provisions of EITF 98-10 through the end of 2002 will be reversed under the transitional provisions contained in the rescission. The Company was required to account for the Kendall County tolling agreement under EITF 98-10 which resulted in the recognition of $4.7 million of mark-to-market pre-tax income through the first nine months of 2002 ($0 in 2001). This agreement will be marked-to-market through the end of 2002.

21                     ALLETE Third Quarter 2002 Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.



PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Item 5. and are incorporated by reference herein.


ITEM 5.    OTHER INFORMATION

Reference is made to our 2001 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2001 Form 10-K.


Ref. Page 11. - Sixth Paragraph
Ref. Page 30. - Third Paragraph
Ref. Form 8-K dated and filed February 28, 2002 - Second Paragraph
Ref. Form 8-K dated and filed March 28, 2002
Ref. Form 10-Q for the quarter ended March 31, 2002 - Page 18. - Fifth Paragraph Ref. Form 10-Q for the quarter ended June 30, 2002 - Page 17. - Sixth Paragraph and Page 22. - Third Paragraph
Ref. Form 8-K dated and filed September 19, 2002
Ref. Form 8-K dated and filed September 20, 2002

In September 2002 Florida Water agreed to sell its assets to FWSA, a governmental authority that was established by an interlocal agreement between the cities of Gulf Breeze and Milton, Florida. The total amount we expect to receive in the transaction is $433 million at closing and $74 million over the next three years. The gain on this transaction is estimated to be approximately $100 million after taxes and related costs, and is expected to be recognized over a four-year period as payments are received. Lawsuits seeking to halt the sale were initiated in October 2002 by two civic associations and by four local governments which had hoped to purchase Florida Water's assets through a competing buyer. Florida Water maintains that these lawsuits are without merit and will vigorously defend its pending sale to FWSA. The Company is unable to predict the outcome of these lawsuits.


Ref. Page 14. - Table - Contract Status for Minnesota Power Large Power
     Customers

In October 2002 Eveleth Mines LLC announced that only 30 percent of the plant's capacity for taconite production is on order for 2003 making financing for working capital uncertain and plant closure a possibility. For the nine months ended September 30, 2002, Eveleth Mines represented approximately 1 percent of ALLETE's consolidated operating revenue.

In October 2002 U.S. Steel Corp. announced the sale of 80 percent of its taconite production facility in Mt. Iron, Minnesota to an entity formed by Apollo Management, LP, a venture capital firm in New York. We anticipate no effect on current taconite production estimates or Minnesota Power's large power contract with the facility.

                       ALLETE Third Quarter 2002 Form 10-Q                    22

Ref. Page 15. - Seventh Full Paragraph

In August 2002 Rapids Power LLC announced that it had canceled plans to pursue construction of a state-of-the-art 225 megawatt combined-heat-and-power facility in Grand Rapids, Minnesota, because its cost is presently too high to support marketable electricity and lower mill steam costs. The announcement followed a decision last spring by Rapids Power to delay seeking a Certificate of Need permit, which would have led to further study of the project's feasibility. Rapids Power was a partnership between Rainy River Energy Corporation, a wholly owned subsidiary of the Company, and Blandin Paper Co., a subsidiary of UPM-Kymmene Corporation.


Ref. Page 18. - Insert after Seventh Full Paragraph

In May 2001 SWL&P  received  notice  from the  Wisconsin  Department  of Natural
Resources (WDNR) that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested an environmental investigation be initiated. The WDNR also issued SWL&P a Responsible Party letter in February 2002 to initiate tracking of the project in the WDNR database so that progress can be monitored. The environmental investigation is underway and the Company is unable to predict the outcome of this matter at this time.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    99(a) Certification of Periodic Report dated November 1, 2002, signed by
           David G. Gartzke.

    99(b) Certification of Periodic Report dated November 1, 2002, signed by
           James K. Vizanko.


(b) Reports on Form 8-K.

    Report on Form 8-K filed July 19, 2002 with respect to Item 7. Financial Statements and Exhibits.

    Report on Form 8-K filed August 5, 2002 with respect to Item 5. Other Events and Regulation FD Disclosure, and Item 7. Financial Statements and Exhibits.

    Report on Form 8-K filed September 19, 2002 with respect to Item 5. Other Events.

    Report on Form 8-K filed September 20, 2002 with respect to Item 5. Other Events and Regulation FD Disclosure, and Item 7. Financial Statements and Exhibits.

    Report on Form 8-K filed October 18, 2002 with respect to Item 7. Financial Statements and Exhibits.

23                     ALLETE Third Quarter 2002 Form 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    ALLETE, Inc.





November 1, 2002                                  James K. Vizanko
                                      ------------------------------------------
                                                  James K. Vizanko
                                                  Vice President,
                                        Chief Financial Officer and Treasurer




November 1, 2002                                   Mark A. Schober
                                      ------------------------------------------
                                                   Mark A. Schober
                                            Vice President and Controller

                       ALLETE Third Quarter 2002 Form 10-Q                    24

                                 CERTIFICATIONS

     I, David G. Gartzke, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ALLETE;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented   in  this  quarterly   report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 1, 2002      D.G. Gartzke
        ----------------      --------------------------------------------------
                              David G. Gartzke
                              Chairman, President and Chief Executive Officer

25                     ALLETE Third Quarter 2002 Form 10-Q

     I, James K. Vizanko, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ALLETE;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented   in  this  quarterly  report  our  conclusions   about   the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 1, 2002       James Vizanko
        ----------------       -------------------------------------------------
                               James K. Vizanko
                               Vice President, Chief Financial Officer and
                                 Treasurer

                       ALLETE Third Quarter 2002 Form 10-Q                    26

                                 EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

   99(a) Certification of Periodic Report dated November 1, 2002, signed by
         David G. Gartzke.

   99(b) Certification of Periodic Report dated November 1, 2002, signed by
         James K. Vizanko.

                       ALLETE Third Quarter 2002 Form 10-Q