Form 10-K
period 2002-12-31
ALLETE INC
filed 2003-02-14
CIK 66756

                             ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------


                                    FORM 10-K

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended DECEMBER 31, 2002

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ______________

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

   Yes  /X/    No  / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

   Yes  /X/    No  / /

   The aggregate market value of voting stock held by nonaffiliates on June 30, 2002 was $2,296,176,078.

   As of February 7, 2003 there were 85,715,304 shares of ALLETE Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.


--------------------------------------------------------------------------------
                                     PAGE 15

                              ALLETE FORM 10-K 2002

                                TABLE OF CONTENTS



DEFINITIONS...................................................................17
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995.......................................................................18
PART I
Item 1.    Business...........................................................19
           Energy Services....................................................20
               Utility Electric Sales.........................................22
               Utility Purchased Power .......................................24
               Fuel...........................................................24
               Nonregulated Generation and
               Power Marketing................................................24
               Regulatory Issues..............................................25
               Competition....................................................26
               Franchises.....................................................26
               Environmental Matters..........................................26
           Automotive Services................................................28
               Competition....................................................28
               Environmental Matters..........................................30
           Investments and Corporate Charges..................................31
               Environmental Matters..........................................31
           Executive Officers of the Registrant...............................32
Item 2.    Properties.........................................................33
Item 3.    Legal Proceedings..................................................33
Item 4.    Submission of Matters to a Vote of Security
           Holders............................................................33
PART II
Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters....................................33
Item 6.    Selected Financial Data............................................34
Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................................................36
           Consolidated Overview..............................................36
           Net Income.........................................................36
           2002 Compared to 2001..............................................37
           2001 Compared to 2000..............................................38
           Critical Accounting Policies.......................................39
           Outlook............................................................40
           Liquidity and Capital Resources....................................42
           Capital Requirements...............................................44
           Market Risk........................................................44
           New Accounting Standards...........................................45
Item 7A.   Quantitative and Qualitative Disclosures
           about Market Risk..................................................46
Item 8.    Financial Statements and Supplementary
           Data...............................................................46
Item 9.    Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure.........................................................46
PART III
Item 10.   Directors and Executive Officers
           of the Registrant..................................................47
Item 11.   Executive Compensation.............................................47
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management and Related
           Stockholder Matters................................................47
Item 13.   Certain Relationships and Related
           Transactions.......................................................47
Item 14.   Controls and Procedures............................................47
PART IV
Item 15.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................47
SIGNATURES     ...............................................................52
CERTIFICATIONS ...............................................................53
CONSOLIDATED FINANCIAL STATEMENTS.............................................55

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                  DEFINITIONS


ABBREVIATION
OR ACRONYM                          TERM
--------------------------------------------------------------------------------
ACE                                 ACE Limited
ADESA                               ADESA Corporation
ADESA Canada                        ADESA Canada Inc.
AFC                                 Automotive Finance Corporation
ALLETE                              ALLETE, Inc. and its subsidiaries
APB                                 Accounting Principles Board
AutoVIN                             AutoVIN, Inc.
BNI Coal                            BNI Coal, Ltd.
Boswell                             Boswell Energy Center
Capital Re                          Capital Re Corporation
CIP                                 Conservation Improvement Program(s)
Company                             ALLETE, Inc. and its subsidiaries
ComSearch                           ComSearch, Inc.
EBITDAL                             Earnings Before Interest, Taxes,
                                      Depreciation, Amortization and
                                      Lease Expense
EndTrust                            EndTrust Lease End Services, LLC
Enventis
  Telecom                           Enventis Telecom, Inc.
EPA                                 Environmental Protection Agency
ESOP                                Employee Stock Ownership Plan
EITF                                Emerging Issues Task Force
FASB                                Financial Accounting Standards Board
FERC                                Federal Energy Regulatory Commission
Florida Water                       Florida Water Services Corporation
Form 8-K                            ALLETE Current Report on Form 8-K
Form 10-K                           ALLETE Annual Report on Form 10-K
Form 10-Q                           ALLETE Quarterly Report on
                                      Form 10-Q
FPSC                                Florida Public Service Commission
FWSA                                Florida Water Service Authority
Hibbard                             M.L. Hibbard Station
Impact Auto                         Impact Auto Auctions Ltd. and
                                      Suburban Auto Parts Inc., collectively
Invest Direct                       ALLETE's Direct Stock Purchase and
                                      Dividend Reinvestment Plan
kWh                                 Kilowatthour(s)
kV                                  Kilovolt(s)
Laskin                              Laskin Energy Center
Lehigh                              Lehigh Acquisition Corporation
LTV                                 LTV Steel Mining Co.
MAPP                                Mid-Continent Area Power Pool
MBtu                                Million British thermal units
Minnesota Power                     An operating division of ALLETE, Inc.
Minnkota Power                      Minnkota Power Cooperative, Inc.
MISO                                Midwest Independent Transmission
                                      System Operator, Inc.
MPCA                                Minnesota Pollution Control Agency
MPUC                                Minnesota Public Utilities Commission
MW                                  Megawatt(s)
MWh                                 Megawatthour(s)
NCUC                                North Carolina Utilities Commission
Note ___                            Note ___ to the consolidated financial
                                      statements indexed in Item 15(a) of
                                      this Form 10-K
NPDES                               National Pollutant Discharge
                                      Elimination System
NRG Energy                          NRG Energy, Inc.
PAR                                 PAR, Inc.
PSCW                                Public Service Commission of
                                      Wisconsin
Rainy River
  Energy                            Rainy River Energy Corporation
SEC                                 Securities and Exchange Commission
SFAS                                Statement of Financial Accounting
                                      Standards No.
Split Rock
  Energy                            Split Rock Energy LLC
Square Butte                        Square Butte Electric Cooperative
SWL&P                               Superior Water, Light and Power
                                      Company
Taconite Harbor                     Taconite Harbor Energy Center
WPPI                                Wisconsin Public Power, Inc.



--------------------------------------------------------------------------------
                                     PAGE 17

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                         SAFE HARBOR STATEMENT UNDER THE
                          PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

   In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of ALLETE in this Annual Report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.
   Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

   - war and acts of terrorism;
   - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW and various county regulators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs) as well as general vehicle-related laws, including vehicle brokerage and auction laws;
   - unanticipated   impacts  of  restructuring  initiatives  in   the  electric
     industry;
   - economic and geographic factors, including political and economic risks;
   - changes in and compliance with environmental and safety laws and policies;
   - weather conditions;
   - natural disasters;
   - market factors affecting supply and demand for used vehicles;
   - wholesale power market conditions;
   - population growth rates and demographic patterns;
   - the effects of competition, including competition for retail and wholesale customers, as well as suppliers and purchasers of vehicles;
   - pricing and transportation of commodities;
   - changes in tax rates or policies or in rates of inflation;
   - unanticipated project delays or changes in project costs;
   - unanticipated changes in operating expenses and capital expenditures;
   - capital market conditions;
   - competition for economic expansion or development opportunities;
   - our ability to manage expansion and integrate recent acquisitions; and
   - the outcome  of  legal  and  administrative  proceedings (whether civil  or
     criminal) and settlements that  affect the business and   profitability  of
     ALLETE.

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


--------------------------------------------------------------------------------
                                     PAGE 18

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART 1

ITEM 1.  BUSINESS

   ALLETE is a diversified company incorporated under the laws of Minnesota since 1906. References in this report to "we" and "our" are to ALLETE and its subsidiaries, collectively.
   ALLETE files annual, quarterly and other reports and other information with the SEC. You can read and copy any information filed by ALLETE with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including ALLETE. ALLETE also maintains an Internet site (www.allete.com) that contains documents as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
   As of December 31, 2002 we had approximately 14,000 employees, 4,600 of which were part time. Our core operations in 42 states, nine Canadian provinces and Mexico focus on two segments: ENERGY SERVICES which includes electric and gas services, coal mining and telecommunications; and AUTOMOTIVE SERVICES which includes a network of wholesale and total loss vehicle auctions, a finance company, a vehicle remarketing company, a company that provides vehicle inspection services to the automotive industry and its lenders, and a company that provides Internet-based parts location and insurance claim audit services nationwide.
   INVESTMENTS AND CORPORATE CHARGES include our real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.
   In 2002 Energy Services completed the restarting of the nonregulated generating facilities at Taconite Harbor. We integrated our MPEX division into Split Rock Energy and combined Minnesota Power Telecom, Inc. and Enventis, Inc. operations into Enventis Telecom. During 2002 we also cancelled a generation project in Grand Rapids, Minnesota, and indefinitely delayed one that was under way in Superior, Wisconsin. The construction of the transmission line from Duluth, Minnesota, to Wausau, Wisconsin, has been delayed. (See Energy Services.)
   In 2002 Automotive Services opened ADESA Golden Gate, the largest vehicle auction in California, and ADESA Vancouver in Richmond, British Columbia. Both were built to replace aging facilities that were too small to efficiently serve our growing customer demand. Wholesale auction facilities in Long Island, New York; Atlanta, Georgia; and Edmonton, Alberta, are also under construction and slated to open in 2003. A small auction has been initiated in Mexico at a Ford Motor Company facility. Finally, we increased our total loss vehicle auctions by two, buying one and building another.
   In 2002 Investments purchased additional real estate for sale in Florida and liquidated the trading securities portfolio.

YEAR ENDED DECEMBER 31                           2002        2001         2000
================================================================================
Consolidated Operating
     Revenue - Millions                         $1,507      $1,526       $1,186
Percentage of Consolidated
     Operating Revenue
Energy Services
     Utility
         Industrial
             Taconite Producers                    10%         10%          14%
             Paper and Wood Products                4           4            5
             Pipelines and Other Industries         2           3            3
--------------------------------------------------------------------------------
                   Total Industrial                16          17           22
         Residential                                5           4            6
         Commercial                                 5           5            6
         Wholesale                                  5           6            7
         Other Revenue                              3           3            4
--------------------------------------------------------------------------------
                   Total Utility                   34          35           45
     Nonregulated/Nonutility                        8           5            4
--------------------------------------------------------------------------------
         Total Energy Services                     42          40           49
Automotive Services                                56          55           44
Investments                                         2           5            7
--------------------------------------------------------------------------------
                                                  100%        100%         100%
================================================================================

   For a detailed discussion of results of operations and trends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Notes 1 and 2.
   In 2002 we executed plans developed in a 2001 strategic review of all of the Company's businesses to identify ways of unlocking shareholder value not reflected in the price of our common stock. Businesses identified as having more value if operated by potential purchasers than by us include our Water Services businesses in Florida, North Carolina and Georgia, our auto transport business and the retail store. We sold our auto transport business and exited our retail store at the end of first quarter 2002.
   In 2002 Florida Water signed an asset purchase agreement for the sale of substantially all of its assets to the Florida Water Services Authority (FWSA), a governmental authority formed under the laws of the state of Florida, for $492.5 million. Florida Water anticipates receiving approximately $420 million at closing and an additional $36.5 million three years after closing once certain contingencies have been satisfied. In addition, Florida Water expects to receive up to $36 million of future customer hookup fees to be paid over the next six years. Cash proceeds to ALLETE after taxes and

--------------------------------------------------------------------------------
                                     PAGE 19

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


repayment of existing debt are expected to be approximately $180 million in 2003, and $250 million for the entire transaction. The gain on the transaction is estimated at $100 million after taxes and related costs. While the majority of the cash will be received at closing, the gain is expected to be recognized in future years as required by accounting rules.
   Eleven lawsuits seeking to halt the sale of Florida Water assets to the FWSA have been filed, primarily by local governments which had hoped to purchase Florida Water's assets through a competing buyer. Pursuant to notice given on January 28, 2003, the FPSC held an agenda conference on February 4, 2003 in which it ordered Florida Water to file, in advance of closing the transaction, an application requesting approval of the transfer of its assets to the FWSA, and further ordered Florida Water to refrain from closing the transaction before FPSC approval. Florida Water is asking a court to determine that the FPSC may not delay closing of the sale and is required by law to approve this transfer as a matter of right. Florida Water considers the lawsuits to be without merit and is vigorously contesting these lawsuits. Litigation challenging this transaction continues to delay its closing.
   We anticipate selling our Water Services businesses in North Carolina and Georgia by the end of 2003.

ENERGY SERVICES

   We categorize our Energy Services businesses as utility, nonregulated, or nonutility. Utility operations include rate regulated activities associated with generation, transmission and distribution of electricity under the jurisdiction of state and federal regulatory authorities. Nonregulated generation operations consist primarily of Taconite Harbor in northern Minnesota and generation obtained from a facility near Chicago, Illinois, through a 15-year power purchase agreement with NRG Energy. Nonregulated generation is non-rate base generation sold at wholesale at market-based rates, pursuant to authority from the FERC. Coal mining and telecommunications are also included in Energy Services and are categorized as nonutility. The discussion below summarizes the major businesses we include in Energy Services. Statistical information is presented as of December 31, 2002 unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated.
   MINNESOTA POWER, an operating division of ALLETE, provides electricity in a 26,000 square mile electric service territory located in northeastern Minnesota. Minnesota Power supplies utility electric service to 133,000 retail customers and wholesale electric service to 16 municipalities. SWL&P sells electricity and natural gas, and provides water service in northwestern Wisconsin. SWL&P has 14,000 electric customers, 12,000 natural gas customers and 10,000 water customers.
   Minnesota Power had an annual net peak load of 1,402 MW on January 7, 2002. Our power supply sources are listed on the following page.
   We have electric transmission and distribution lines of 500 kV (8 miles), 230 kV (606 miles), 161 kV (43 miles), 138 kV (66 miles), 115 kV (1,259 miles) and less than 115 kV (6,557 miles). We own and operate 180 substations with a total capacity of 8,550 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.
   We own offices and service buildings, an energy control center and repair shops; and lease offices and storerooms in various localities. Substantially all of our electric plant is subject to mortgages which collateralize the outstanding first mortgage bonds of Minnesota Power and of SWL&P. Generally, the Company holds fee interest in its real properties subject only to the lien of the mortgages. Most of our electric lines are located on land not owned in fee, but are covered by appropriate easement rights or by necessary permits from governmental authorities. WPPI owns 20% of Boswell Unit 4. WPPI has the right to use our transmission line facilities to transport its share of Boswell generation. (See Note 7.)
   In early 2002 Minnesota Power integrated its power marketing division into Split Rock Energy. (See discussion of Split Rock Energy below.)
   BNI COAL owns and operates a lignite mine in North Dakota. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite under cost-plus coal supply agreements expiring in 2027. (See Fuel and Note 13.)
   ENVENTIS TELECOM. In early 2002 our telecommunications subsidiaries, Minnesota Power Telecom, Inc. and Enventis, Inc. which was acquired in July 2001, were merged to operate as Enventis Telecom. Enventis Telecom is an integrated data services provider offering fiber optic-based communication and advanced data services to businesses and communities in Minnesota, Wisconsin and Missouri. Enventis Telecom provides converged IP (or Internet protocol) services that allow all communications (voice, video and data) to use the same optic-based delivery technology. Enventis Telecom owns or has rights to approximately 1,500 route miles of fiber optic cable. These route miles contain multiple fibers that total approximately 48,000 fiber miles. Enventis Telecom also owns optronic and data switching equipment that is used to "light up" the fiber optic cable. Enventis Telecom services customers from facilities that are primarily leased from third parties.
   RAINY RIVER ENERGY is engaged in the acquisition and development of nonregulated generation and wholesale power marketing.



--------------------------------------------------------------------------------
                                     PAGE 20

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I

POWER SUPPLY
======================================================================================================================
                                                                                              FOR THE YEAR ENDED
                                                    UNIT          YEAR        NET WINTER       DECEMBER 31, 2002
UTILITY                                              NO.        INSTALLED     CAPABILITY     ELECTRIC REQUIREMENTS
----------------------------------------------------------------------------------------------------------------------
                                                                                  MW           MWH            %
Steam
  Coal-Fired
       Boswell Energy Center                          1           1958             69
       near Grand Rapids, MN                          2           1960             69
                                                      3           1973            351
                                                      4           1980            425
----------------------------------------------------------------------------------------------------------------------
                                                                                  914         6,518,081      55.3%
----------------------------------------------------------------------------------------------------------------------
       Laskin Energy Center                           1           1953             55
       in Hoyt Lakes, MN                              2           1953             55
----------------------------------------------------------------------------------------------------------------------
                                                                                  110           622,586       5.3
----------------------------------------------------------------------------------------------------------------------
  Purchased Steam
       M.L. Hibbard in Duluth, MN                   3 & 4       1949, 1951         51            17,611       0.1
----------------------------------------------------------------------------------------------------------------------
            Total Steam                                                         1,075         7,158,278      60.7
----------------------------------------------------------------------------------------------------------------------
  Hydro
       Group consisting of ten stations in MN                    Various          115           555,857       4.7
---------------------------------------------------------------------------------------------------------------------
Purchased Power
  Square Butte burns lignite coal near Center, ND                                 322         2,320,085      19.7
  All Other - Net                                                                   -         1,763,183      14.9
----------------------------------------------------------------------------------------------------------------------
            Total Purchased Power                                                 322         4,083,268      34.6
----------------------------------------------------------------------------------------------------------------------
            Total                                                               1,512        11,797,403     100.0%
----------------------------------------------------------------------------------------------------------------------
                                                    UNIT               YEAR                YEAR                 NET
NONREGULATED                                         NO.            INSTALLED            ACQUIRED           CAPABILITY
----------------------------------------------------------------------------------------------------------------------
                                                                                                                MW
Steam
  Coal-Fired
       Taconite Harbor Energy Center              1, 2 & 3       1957, 1957, 1967          2001                200
       in Taconite Harbor, MN

       Cloquet Energy Center                         5                 2001                2001                 23
       in Cloquet, MN

       Rapids Energy Center <F1>                   6 & 7               1980                2000                 30
       in Grand Rapids, MN
----------------------------------------------------------------------------------------------------------------------
Hydro
  Conventional Run-of-River
       Rapids Energy Center <F1>                   4 & 5               1917                2000                  1
       in Grand Rapids, MN
----------------------------------------------------------------------------------------------------------------------
Power Purchase Agreement
  Kendall County (RAINY RIVER ENERGY)                3                 2002                2002                275
  located southwest of Chicago, IL
======================================================================================================================

<F1> THE NET GENERATION IS PRIMARILY DEDICATED TO THE NEEDS OF ONE CUSTOMER.

--------------------------------------------------------------------------------
                                     PAGE 21

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


UTILITY ELECTRIC SALES
   Our utility operations include retail and wholesale rate regulated activities under the jurisdiction of state and federal regulatory authorities. (See Regulatory Issues.)

UTILITY ELECTRIC SALES
FOR THE YEAR ENDED DECEMBER 31            2002         2001         2000
================================================================================
MILLIONS OF KILOWATTHOURS
Retail
     Residential                          1,044          998          980
     Commercial                           1,257        1,234        1,208
     Industrial                           6,946        6,549        7,194
     Other                                   77           75           76
Wholesale
     Municipals                             820          787          779
     Others                                 987        1,299        1,494
--------------------------------------------------------------------------------
                                         11,131       10,942       11,731
================================================================================

   Minnesota Power has wholesale contracts with 16 municipal customers. (See Regulatory Issues - Federal Energy Regulatory Commission.)
   Approximately 60% of the ore consumed by integrated steel facilities in the United States originates from six taconite customers of Minnesota Power. Taconite, an iron-bearing rock of relatively low iron content that is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 39 million tons in 2002 (33 million tons in 2001; 47 million tons in 2000). The decrease in 2001 taconite production was due to the closing of LTV and the reduced demand for iron ore from the operating mines as a result of high steel import levels and a softer economy. LTV, which was not a Large Power Customer (defined below), formerly produced 7 million to 8 million tons of taconite annually. Based on our research of the taconite industry, Minnesota taconite production for 2003 is anticipated to be about 37 million tons. As a result of continuing consolidation in the integrated steel business and its resulting impact on taconite producers, Minnesota Power is unable to predict taconite production levels for the next two to five years. We expect any excess energy not used by our retail customers will be marketed primarily through Split Rock Energy to the wholesale market.
   LARGE POWER CUSTOMER CONTRACTS. Minnesota Power has large power customer contracts with 13 customers (Large Power Customers), each of which requires 10 MW or more of generating capacity. Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. (See table below.) In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a biannual (power pool season) basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for the entire term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs which provides a discounted demand rate and energy priced at Minnesota Power's incremental cost after serving all firm power obligations. Minnesota Power also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power's cost. Incremental production service is interruptible. Contracts with 11 of the 13 Large Power Customers provide for deferral without interest of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage.
   All contracts continue past the contract termination date unless the required advance notice of cancellation has been given. The advance notice of cancellation varies from one to four years. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. Large Power Customers are required to purchase all electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Regulatory Issues - Electric Rates.)

MINIMUM REVENUE AND DEMAND UNDER CONTRACT
AS OF FEBRUARY 1, 2003

                     MINIMUM                MONTHLY
                ANNUAL REVENUE <F1>        MEGAWATTS
============================================================
2003               $85.5 million              523
2004               $62.8 million              382
2005               $46.3 million              282
2006               $32.2 million              193
2007               $29.2 million              178
============================================================

<F1> BASED ON PAST EXPERIENCE, WE BELIEVE REVENUE FROM LARGE
     POWER CUSTOMERS WILL BE SUBSTANTIALLY IN  EXCESS OF THE
     MINIMUM CONTRACT AMOUNTS.

--------------------------------------------------------------------------------
                                     PAGE 22

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I

CONTRACT STATUS FOR MINNESOTA POWER LARGE POWER CUSTOMERS
AS OF FEBRUARY 1, 2003
                                                                                                       EARLIEST
CUSTOMER                         INDUSTRY          LOCATION                OWNERSHIP                   TERMINATION DATE
=============================================================================================================================
Eveleth Mines LLC <F1>           Taconite          Eveleth, MN             45% Rouge Steel Co.         October 31, 2008
                                                                           40% AK Steel Co.
                                                                           15% Stelco Inc.

Hibbing Taconite Co. <F2>        Taconite          Hibbing, MN             62.3% Bethlehem Steel Corp. December 31, 2008
                                                                           23% Cleveland-Cliffs Inc.
                                                                           14.7% Stelco Inc.

Ispat Inland Mining Company      Taconite          Virginia, MN            Ispat Inland Steel Company  December 31, 2007

National Steel Pellet Co. <F3>   Taconite          Keewatin, MN            National Steel Corp.        February 28, 2007

U.S. Steel Corp. <F4>            Taconite          Mt. Iron, MN            U.S. Steel Corp.            December 31, 2007

Blandin Paper Company <F5>       Paper             Grand Rapids, MN        UPM-Kymmene Corporation     April 30, 2006

Boise Paper Solutions            Paper             International Falls, MN Boise Cascade Corporation   December 31, 2008

Potlatch Corporation <F6>        Paper             Brainerd, MN            Potlatch Corporation        December 31, 2008
                                                   Grand Rapids, MN

Sappi Cloquet LLC <F6>           Paper             Cloquet, MN             Sappi Limited               December 31, 2008
Stora Enso North America,        Paper and Pulp    Duluth, MN              Stora Enso Oyj              July 31, 2008
    Duluth Paper Mill and
    Duluth Recycled Pulp Mill

USG Interiors, Inc.              Manufacturer      Cloquet, MN             USG Corporation             December 31, 2005

Enbridge Energy Company,         Pipeline          Deer River, MN          Enbridge Energy Company,    May 31, 2004
    Limited Partnership                            Floodwood, MN                 Limited Partnership

Minnesota Pipeline Company       Pipeline          Staples, MN             60% Koch Pipeline Co. L.P.  September 30, 2004

                                                   Little Falls, MN        40% Marathon Ashland
                                                   Park Rapids, MN               Petroleum LLC
=============================================================================================================================

<F1> AS  OF FEBRUARY 7, 2003  EVELETH  MINES  LLC  HAD  ANNOUNCED THAT  APPROXIMATELY 35% OF THE  PLANT'S ANNUAL CAPACITY FOR
     TACONITE PRODUCTION IS ON ORDER FOR 2003 MAKING PLANT CLOSURE A POSSIBILITY.
<F2> IN  FEBRUARY  2003 BETHLEHEM  STEEL CORP. ACCEPTED INTERNATIONAL STEEL GROUP, INC.'S (ISG) OFFER TO BUY BETHLEHEM  STEEL
     CORP.'S MILLS AND OTHER PROPERTY FOR $1.5 BILLION.  BETHLEHEM STEEL CORP. FILED FOR BANKRUPTCY  PROTECTION UNDER CHAPTER
     11 IN 2001. THE AGREEMENT IS SUBJECT TO REVIEW BY THE U. S. BANKRUPTCY  COURT.  BETHLEHEM STEEL CORP.'S SHARE OF HIBBING
     TACONITE IS INCLUDED IN THE SALE AGREEMENT.
<F3> IN  MARCH 2002  NATIONAL  STEEL CORPORATION  FILED FOR  BANKRUPTCY PROTECTION UNDER  CHAPTER 11. ON JANUARY 30, 2003  AK
     STEEL  HOLDING  COMPANY  SIGNED AN AGREEMENT TO PURCHASE  SUBSTANTIALLY  ALL OF NATIONAL  STEEL  CORPORATION,  INCLUDING
     NATIONAL STEEL PELLET COMPANY, FOR $1.1 BILLION. THE TRANSACTION IS CONTINGENT ON APPROVAL BY THE COURTS AND REGULATORS,
     AND THE UNITED  STEELWORKERS OF AMERICA'S  WILLINGNESS TO RENEGOTIATE ITS LABOR CONTRACTS.  ON FEBRUARY 6, 2003 AK STEEL
     WAS GIVEN PRIORITY STATUS BY THE U. S. BANKRUPTCY COURT.
<F4> IN OCTOBER 2002 U.S. STEEL CORP. ANNOUNCED THE  SALE  OF 80% OF ITS TACONITE  PRODUCTION FACILITY TO AN ENTITY FORMED BY
     APOLLO  MANAGEMENT,  LP, A VENTURE  CAPITAL FIRM IN NEW YORK. WE ANTICIPATE THAT THE SALE WILL HAVE NO EFFECT ON CURRENT
     TACONITE PRODUCTION ESTIMATES OR  MINNESOTA POWER'S LARGE POWER CONTRACT WITH THE FACILITY.
<F5> IN JANUARY 2003  BLANDIN PAPER COMPANY SHUT DOWN TWO OF ITS FOUR PRODUCTION LINES REPRESENTING  APPROXIMATELY 30% OF ITS
     PRODUCTION CAPABILITIES.
<F6> IN MAY 2002  SAPPI LIMITED  PURCHASED  THE CLOQUET  PAPER MILL FROM POTLATCH CORPORATION.  MINNESOTA  POWER  SIGNED  NEW
     CONTRACTS  WITH BOTH  POTLATCH CORPORATION AND SAPPI LIMITED.


--------------------------------------------------------------------------------
                                     PAGE 23

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


UTILITY PURCHASED POWER
   Minnesota Power has contracts to purchase capacity and energy from various entities. The largest contract is with Square Butte. Under an agreement with Square Butte, expiring at the end of 2026, Minnesota Power is currently entitled to approximately 71% of the output of a 455-MW coal-fired generating unit located near Center, North Dakota. (See Note 13.)
   In October 2000 Minnesota Power entered into a power purchase agreement with Great River Energy. Under this agreement, as amended in 2002, Minnesota Power purchases 240 MW beginning June 2001 until April 2003 and 80 MW from May 2003 to October 2003 from Lakefield Junction Station, a natural gas-fired peaking plant located in southern Minnesota.

FUEL
   Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana. Coal consumption in 2002 for electric generation at Minnesota Power's Minnesota coal-fired generating stations was about 5.3 million tons. As of December 31, 2002 Minnesota Power had a coal inventory of about 635,000 tons. Minnesota Power has four coal supply agreements with various expiration dates extending through 2006. Under these agreements Minnesota Power has the tonnage flexibility to procure 70% to 100% of its total coal requirements. Minnesota Power will obtain coal in 2003 under these agreements and in the spot market. This mix of coal supply options allows Minnesota Power to manage market price and supply risk and to take advantage of favorable spot market prices. Although Minnesota Power is exploring future coal supply options, it believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.
   The Burlington Northern and Santa Fe Railway Company transports coal by unit train from the Powder River Basin to Minnesota Power's generating stations. In 2001 Minnesota Power and Burlington Northern entered into a 10-year agreement under which Burlington Northern will ship all of Minnesota Power's coal.

COAL DELIVERED TO MINNESOTA POWER
YEAR ENDED DECEMBER 31               2002               2001               2000
================================================================================
Average Price Per Ton               $21.48             $20.52             $21.19
Average Price Per MBtu               $1.19              $1.18              $1.16
================================================================================

   The Square Butte generating unit operated by Minnkota Power burns North Dakota lignite coal supplied by BNI Coal, in accordance with the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 2002 was approximately 61 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit.

NONREGULATED GENERATION AND POWER MARKETING
   SPLIT ROCK ENERGY. Split Rock Energy LLC, is a joint venture of Minnesota Power and Great River Energy. Great River Energy is a consumer-owned generation and transmission cooperative and is Minnesota's second largest utility in terms of generating capacity. The joint venture combines the two companies' power supply capabilities and customer loads for power pool operations and generation outage protection. Ownership of generation assets and current customer supply arrangements have not changed for either company. Split Rock Energy has access to members' resources, assets and financial support. Split Rock Energy provides power marketing, energy sourcing and risk management services to both Minnesota Power and Great River Energy. Split Rock Energy's risk management policies are consistent with Minnesota Power's. In a volatile wholesale marketplace, Split Rock Energy mitigates marketplace risk while creating additional marketing opportunities for both Minnesota Power and Great River Energy.
   TACONITE  HARBOR.  In  2002  we  restarted  the  Taconite  Harbor  generating facilities. The generation output is primarily being sold in the wholesale market and is allocated in limited circumstances to Minnesota Power's utility customers.
   KENDALL COUNTY. In September 1999 Rainy River Energy entered into an amended 15-year power purchase agreement (Kendall County) with a company that was subsequently purchased by NRG Energy, an independent power producer. The Kendall County agreement includes the purchase of the output of one entire unit (approximately 275 MW) of a four unit (approximately 1,100 MW) natural gas-fired combined cycle generation facility located near Chicago, Illinois. Construction of the generation facility began in 2000 and was completed in 2002. Rainy River Energy's obligation to pay fixed capacity related charges began May 1, 2002. We currently have two long-term forward capacity and energy contracts related to generation obtained through the Kendall County agreement. Each is for 50 MW with one having a 10-year term and the other a 15-year term. Our strategy is to sell a significant portion of the remaining nonregulated generation through long-term contracts of various durations. Any balance will be sold in the spot market through short-term agreements.
   OTHER. In 2002 Minnesota Power canceled plans to construct a 225-MW combined-heat-and-power facility in Grand Rapids, Minnesota, because its cost was too high. Minnesota Power also indefinitely delayed plans to build a $70 million 160-MW natural gas-fired electric generating facility in Superior, Wisconsin, due to lack of growth in the region and the unsettled nature of both the economy and wholesale power markets. As a result of this indefinite delay, ALLETE's 2002 earnings included a $5.5 million charge.
   In 2002 the Company sold 1.2 million MWh of nonregulated generation (0.2 million in both 2001 and 2000).

--------------------------------------------------------------------------------
                                     PAGE 24

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


REGULATORY ISSUES
   We are exempt from regulation under the Public Utility Holding Company Act of 1935, except as to Section 9(a)(2) which relates to acquisition of securities of public utility companies.
   We are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Minnesota Power's service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 25%, 3% and 3%, respectively, of our 2002 consolidated operating revenue.
   ELECTRIC RATES. Minnesota Power has historically designed its electric service rates based on cost of service studies under which allocations are made to the various classes of customers. Nearly all retail sales include billing adjustment clauses which adjust electric service rates for changes in the cost of fuel and purchased energy, and recovery of current and deferred CIP expenditures.
   In addition to Large Power Customer contracts, Minnesota Power also has contracts with large industrial and commercial customers with monthly demands of more than 2 MW but less than 10 MW of capacity. The terms of these contracts vary depending upon the customer's demand for power and the cost of extending Minnesota Power's facilities to provide electric service.
   Minnesota Power requires that all large industrial and commercial customers under contract specify the date when power is first required, and thereafter the customer is billed monthly for at least the minimum power for which they contracted. These conditions are part of all contracts covering power to be supplied to new large industrial and commercial customers and to current customers as their contracts expire or are amended. All rates and other contract terms are subject to approval by appropriate regulatory authorities.
   FEDERAL ENERGY REGULATORY COMMISSION. The FERC has jurisdiction over our wholesale electric service and operations. Minnesota Power's hydroelectric facilities, which are located in Minnesota, are licensed by the FERC. (See Environmental Matters - Water.)
   Minnesota Power has long-term contracts with 16 Minnesota municipalities receiving wholesale electric service. Two contracts are for service through 2005, while the other 14 are for service through at least 2007. All contracts limit FERC rate increases on a cumulative basis. In 2002 municipal customers purchased 715,000 MWh from Minnesota Power.
   In February 2001 Minnesota Power and SWL&P became members of the MISO pursuant to FERC's Order No. 2000 and Wisconsin state law. Minnesota Power and SWL&P retain ownership of their respective transmission assets and control area functions, but now operate their transmission network under the regional operational control of the MISO and take and provide transmission service under the MISO open access transmission tariff. In December 2001 FERC approved the MISO as the nation's first regional transmission organization (RTO) under Order No. 2000 criteria, noting that it believes the MISO will benefit the public interest by enhancing the reliability of the Midwest electric grid and facilitating and enhancing wholesale competition. The MISO will accomplish this primarily through standardization of rates, terms and conditions of transmission service over a broad region encompassing all or parts of 20 states and one Canadian province, and over 120,000 MW of generating capacity. MISO operations were phased in during the first half of 2002.
   The FERC is currently developing rules for a standard market design intended to further define the functions and transmission tariff of the MISO and other regional transmission providers. The MISO has filed proposed energy market rules with FERC for day-ahead and real time energy markets and financial transmission rights. The MISO has requested assurances from FERC that all start-up costs will be recoverable from market participants.
   Minnesota Power also participates in MAPP, a power pool operating in parts of eight states in the Upper Midwest and in three provinces in Canada. MAPP functions include a regional reliability council that maintains generation reserve sharing requirements and a wholesale power and energy market committee.
   MINNESOTA PUBLIC UTILITIES COMMISSION. Minnesota Power's retail rates are based on a 1994 MPUC retail rate order that allows for an 11.6% return on common equity dedicated to utility plant.
   Minnesota requires investor owned electric utilities to spend a minimum of 1.5% of gross annual retail electric revenue on CIP each year. These investments are recovered from retail customers through a billing adjustment and amounts included in retail base rates. The MPUC allows utilities to accumulate, in a deferred account for future recovery, all CIP expenditures as well as a carrying charge on the deferred account balance. Minnesota Power's 2000/2001 CIP investment goal was $2.7 million each year with actual spending at $1.9 million and $2.6 million, respectively. Minnesota Power's 2002/2003 CIP investment goal is $2.9 million each year. During 2002 Minnesota Power invested $4.0 million which satisfied current spending requirements and all prior years' spending shortfalls.
   PUBLIC SERVICE COMMISSION OF WISCONSIN. SWL&P's current retail rates are based on a September 2001 PSCW retail rate order that allows for a 12.25% return on common equity.
   In May 2002 SWL&P filed an application with the PSCW for authority to increase retail utility rates 4.5%. This average increase is comprised of a 6.8% increase in gas rates, a 19.2% increase in water rates and no change in electric rates. The

--------------------------------------------------------------------------------
                                     PAGE 25

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


proposed increases are due in part to the completion of construction projects that added a second gas supply line into Superior, Wisconsin, and replaced an aging well system in the water utility. SWL&P is requesting a 12.25% return on common equity. Hearings have been held and a final order is expected in the spring of 2003.
   Minnesota Power, the American Transmission Company (ATC) and Wisconsin Public Service Corporation, filed new cost estimates with the PSCW estimating that the Wausau-to-Duluth electric transmission line will cost $396 million. When it was proposed, the line had been projected to cost about $215 million. The increased costs for the 220-mile, 345-kV line are attributable to higher prices for construction materials, increased payments to landowners, more aggressive environmental safeguards and a different estimating system used by ATC. Despite the cost increase, Minnesota Power and transmission planners throughout the region believe the transmission line is necessary. Minnesota Power will be actively involved in the permitting and construction activities; however, it does not intend to finance nor own the proposed line.
   The PSCW must approve the ownership, control and operation of any affiliated wholesale nonregulated generating plants in Wisconsin. (See Wholesale Electric Sales.)

COMPETITION
   INDUSTRY RESTRUCTURING. State and federal efforts to restructure the electric utility industry have slowed amid concerns fueled by California's retail competition experience and Enron Corp.'s collapse, among others. At the wholesale level, the FERC is in the midst of a major rulemaking called Standard Market Design (SMD). Once implemented, SMD should facilitate wholesale transactions by improving the functionality of the wholesale electric transmission market.
   New federal legislation has been proposed that, among other things and in concert with the FERC's efforts, aims to maintain reliability, assures adequate energy supply and addresses wholesale price volatility while encouraging wholesale competition. Legislation or regulation that initiates a process which may lead to retail customer choice of their electric service provider currently lacks momentum in both Minnesota and Wisconsin. Federal and state legislative and regulatory activity, as well as the actions of competitors, affect the way Minnesota Power strategically plans for its future. We cannot predict the timing or substance of any future legislation or regulation.

FRANCHISES
   Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 90 cities and towns located within its electric service territory. SWL&P holds similar franchises for electric, natural gas and/or water systems in 15 cities and towns within its service territory. The remaining cities and towns served do not require a franchise to operate within their boundaries. Our exclusive service territories are established by state regulatory agencies.

ENVIRONMENTAL MATTERS
   Certain businesses included in our Energy Services segment are subject to regulation by various federal, state and local authorities of air quality, water quality, solid wastes and other environmental matters. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. Environmental laws and regulations are constantly evolving. Due to their uncertainty, the character, scope and ultimate costs of emerging environmental compliance requirements cannot be estimated.
   AIR. Minnesota Power's generating facilities in Minnesota burn mainly low-sulfur western sub-bituminous coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. The federal Clean Air Act Amendments of 1990 (Clean Air Act) created emission allowances for sulfur dioxide. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Sulfur dioxide emission requirements are currently being met by all of Minnesota Power's generating facilities. Most Minnesota Power facilities have surplus allowances. Taconite Harbor expects to meet its sulfur dioxide requirements by annually purchasing allowances, since it receives no allowance allocation. Square Butte anticipates meeting its sulfur dioxide requirements through increased use of existing scrubbers and by annually purchasing additional allowances as necessary.
   In accordance with the Clean Air Act, the EPA has established nitrogen oxide limitations for electric generating units. To meet nitrogen oxide limitations, Minnesota Power installed advanced low-emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance emission limits. Nitrogen oxide limitations at Square Butte are being met by combustion tuning.
   Minnesota Power has obtained all necessary Title V air operating permits from the MPCA for its applicable facilities to conduct electric operations.
   In December 2000 the EPA announced its decision to regulate mercury emissions from coal and oil-fired power plants under Section 112 of the Clean Air Act.
Section 112 will require all such power plants in the United States to adhere to the EPA maximum achievable control technology (MACT) standards for mercury. Final regulations defining control requirements are planned for December 2004. Cost estimates would be premature at this time.
   In May 2002 Minnesota Power received and subsequently responded to a third request from the EPA, under Section 114 of the Clean Air Act, seeking additional information

--------------------------------------------------------------------------------
                                     PAGE 26

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I



regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We are unable to predict whether the EPA will take any action on this matter or whether Minnesota Power will be required to incur any costs as a result.
   In December 2002 the EPA issued changes to the existing New Source Review rules. These changes are not expected to result in any significant additional costs to Minnesota Power. The EPA also proposed changes clarifying application of certain sections of the New Source Review rules. Minnesota Power is evaluating the proposal. After taking comments in early 2003, the EPA plans to go through a new rule making process over the next one to two years.
   In June 2002 Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have gone through the New Source Review process potentially resulting in new air permit operating conditions. The Company is unable to predict the outcome of this matter or the magnitude of costs should additional pollution controls be required. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to the Square Butte generating unit's output. (See Note 13.)
   WATER. The Federal Water Pollution Control Act of 1972 (FWPCA), as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, established the National Pollutant Discharge Elimination System (NPDES) permit program. The FWPCA requires NPDES permits to be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. Minnesota Power has obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct its electric operations.
   Minnesota Power holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 115 MW. In June 1996 Minnesota Power filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC for Minnesota Power's St. Louis River Hydro Project. Separate petitions for review were also filed by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band), two intervenors in the licensing proceedings. The court consolidated the three petitions for review and suspended the briefing schedule while Minnesota Power and the Fond du Lac Band negotiate the reasonable fee for use of tribal lands as mandated by the new license. Both parties informed the court that these negotiations may resolve other disputed issues, and they are obligated to report periodically to the court the status of these discussions. Beginning in 1996, and most recently in January 2002, Minnesota Power filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license that might conflict with the settlement discussions. The Fond du Lac Band and Minnesota Power have reached a confidential settlement agreement for the St. Louis River Hydro Project and have included the U.S. Department of the Interior in the settlement process in an effort to achieve a comprehensive agreement with all intervening parties to the project license. Any final settlement must be approved by the FERC, who would then amend the project license in accordance with the settlement agreement.
   SOLID AND HAZARDOUS WASTE. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes and hazardous wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. Minnesota Power is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA. The MPCA and the Wisconsin Department of Natural Resources (WDNR) are responsible for administering solid and hazardous waste rules on the state level with oversight by the EPA.
   During 2002 Minnesota Power constructed a dry ash disposal landfill to handle ash generated from Taconite Harbor. The landfill cost approximately $800,000.
   In response to EPA Region V's request for utilities to participate in the Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl (PCB) inventories, Minnesota Power has scheduled replacement of PCB-contaminated oil by the end of 2004. The total cost is expected to be about $2.0 million of which $1.3 million was spent through December 31, 2002.
   In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant
(MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested an environmental investigation be initiated. The WDNR also issued SWL&P a Responsible Party letter in February 2002 to initiate tracking of the project in the WDNR database so that progress can be monitored. The environmental investigation is underway and the Company is unable to predict the outcome of this matter at this time.

--------------------------------------------------------------------------------
                                     PAGE 27

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


AUTOMOTIVE SERVICES

   Automotive Services includes several subsidiaries that are integral parts of the vehicle redistribution business. Automotive Services plans to grow through increased sales at existing businesses, selective acquisitions in both wholesale and total loss vehicle auction facilities, integration of total loss vehicle services at certain wholesale vehicle auction facilities and expansion of services to customers. The discussion below summarizes the major businesses we include in Automotive Services. Statistical information is presented as of December 31, 2002 unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated.
   ADESA is the  second  largest  wholesale  vehicle  auction  network  in North
America. Headquartered in Indianapolis, Indiana, ADESA owns (or leases) and operates 52 wholesale vehicle auction facilities in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Initiated in 2002, ADESA holds auctions in Mexico City, Mexico, in partnership with Ford Motor Company at Ford's facilities. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. During the sales process, ADESA does not typically take title to vehicles.
   The table on the next page lists the wholesale vehicle auctions owned or leased by ADESA. Each auction is a multi-lane, drive-through facility, and has additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles for auction.
   New facilities are under construction in Atlanta, Georgia; Long Island, New York; and Edmonton, Alberta. The new facility in Long Island is a greenfield (a newly constructed facility in a new market), while the new facilities in Atlanta and Edmonton will replace aging facilities that are too small to efficiently serve our growing customer demand. All three are expected to open in 2003.
   ADESA IMPACT in the U.S. and IMPACT AUTO in Canada, collectively ADESA Impact, represent the third largest total loss vehicle service business in North America. They provide total loss vehicle auction services to the property and casualty insurance industry, and vehicle leasing and rental car companies. Buyers reclaim and recycle total loss vehicles. ADESA Impact provides total loss vehicle claim services such as vehicle appraisals, inspections, evaluations, titling and settlement administration to its clients. Auto imaging, Internet bidding and vehicle enhancement services are provided through an array of total loss management programs. ADESA Impact has 25 total loss auction facilities in the United States and Canada. United States operations are headquartered in Indianapolis, Indiana, and Canadian operations are headquartered in Toronto, Ontario.
   COMSEARCH provides professional claim outsourcing services to the property and casualty insurance industry and is the nation's largest automobile recycled part locating service, processing over 100,000 part searches a month. Our locating service has over 2,300 customers. ComSearch's services complement ADESA Impact's business. ComSearch is headquartered in Warren, Rhode Island.
   AFC provides inventory financing for automobile dealers who purchase vehicles from ADESA auctions, independent auctions, other auction chains and outside sources. AFC is headquartered in Indianapolis, Indiana, and, as of February 1, 2003, has 81 loan production offices at or near auto auctions across North America. These offices provide qualified dealers credit to purchase vehicles at any of the 500 plus auctions and other outside sources approved by AFC. AFC's computer-based system follows each loan from origination to payoff and allows AFC to better manage its business, while expediting services through its branch network to 17,000 registered dealers.
   PAR, which is doing business as PAR North America, provides customized vehicle remarketing services to various companies such as banks, non-prime finance companies, captive finance, leasing companies, commercial fleets and rental car companies throughout the United States. PAR's services include nationwide repossessions, remarketing, pre- and post-term lease-end management, 50-state titling services and Canadian registrations turned to U.S. titles. PAR offers its telemarketing service through its affiliate company, EndTrust. PAR has its headquarters in Carmel, Indiana.
   AUTOVIN provides technology-enabled vehicle inspection services and inventory auditing to the automotive industry and the industry's secured lenders. AutoVIN's services include vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspection.

COMPETITION
   In the wholesale vehicle market, ADESA competes with Manheim Auctions, a subsidiary of Cox Enterprises, Inc., as well as several smaller chains of auctions, and independent auctions some of which are affiliated through their membership in an industry organization named ServNet(R). Due to ADESA's national presence, competition is strongest with Manheim for the supply of vehicles from the national level accounts such as manufacturers, fleet/lease companies, banks and finance companies. Although the supply of these vehicles is dispersed among all of the auctions in the wholesale vehicle market, ADESA competes most heavily with the independent auctions (as well as Manheim and all others in the market) for the supply of vehicles from both the franchised used car dealers and the independent used car dealers. Due to the increased acceptance of e-business as a standard business practice, new competition has arisen over the years from Internet-based companies and our own customers who supply vehicles for auction. ADESA

--------------------------------------------------------------------------------
                                     PAGE 28

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I

                                                                                           YEAR             NUMBER OF
                                                              STATE/                    OPERATIONS           AUCTION
ADESA AUCTIONS <F1>                 CITY                      PROVINCE                   COMMENCED            LANES
=======================================================================================================================
United States
      ADESA Birmingham              Moody                     Alabama                      1987                 10
      ADESA Phoenix                 Chandler                  Arizona                      1988                 12
      ADESA Little Rock <F2>        North Little Rock         Arkansas                     1984                 10
      ADESA Los Angeles             Mira Loma                 California                   2000                  6
      ADESA Sacramento              Sacramento                California                   1997                  5
      ADESA San Diego               San Diego                 California                   1982                  6
      ADESA Golden Gate <F2>        Tracy                     California                   2002                 12
      ADESA Colorado Springs        Colorado Springs          Colorado                     1982                  5
      ADESA Clearwater <F2>         Clearwater                Florida                      1972                  4
      ADESA Jacksonville            Jacksonville              Florida                      1996                  6
      ADESA Ocala <F3>              Ocala                     Florida                      1996                  5
      ADESA Orlando-Sanford         Sanford                   Florida                      1987                  8
      ADESA Tampa                   Tampa                     Florida                      1989                  8
      ADESA Atlanta                 Newnan                    Georgia                      1986                  6
      ADESA Southern Indiana        Edinburgh                 Indiana                      1997                  3
      ADESA Indianapolis            Plainfield                Indiana                      1983                 10
      ADESA Des Moines              Grimes                    Iowa                         1967                  5
      ADESA Lexington               Lexington                 Kentucky                     1982                  6
      ADESA Ark-La-Tex              Shreveport                Louisiana                    1979                  5
      ADESA Concord                 Acton                     Massachusetts                1947                  5
      ADESA Boston <F2>             Framingham                Massachusetts                1995                 11
      ADESA Lansing                 Dimondale                 Michigan                     1976                  5
      ADESA St. Louis               Barnhart                  Missouri                     1987                  3
      ADESA Kansas City             Lee's Summit              Missouri                     1963                  7
      ADESA New Jersey              Manville                  New Jersey                   1996                  8
      ADESA Buffalo                 Akron                     New York                     1992                 10
      ADESA Charlotte <F2>          Charlotte                 North Carolina               1994                 10
      ADESA Cincinnati/Dayton       Franklin                  Ohio                         1986                  8
      ADESA Cleveland <F2>          Northfield                Ohio                         1994                  8
      ADESA Tulsa                   Tulsa                     Oklahoma                     1987                  6
      ADESA Pittsburgh              Mercer                    Pennsylvania                 1971                  8
      ADESA Knoxville <F2>          Lenoir City               Tennessee                    1984                  6
      ADESA Memphis                 Memphis                   Tennessee                    1990                  6
      ADESA Austin <F2>             Austin                    Texas                        1990                  6
      ADESA Houston                 Houston                   Texas                        1995                  8
      ADESA Dallas                  Mesquite                  Texas                        1990                  8
      ADESA San Antonio             San Antonio               Texas                        1989                  8
      ADESA Seattle                 Auburn                    Washington                   1984                  4
      ADESA Wisconsin               Portage                   Wisconsin                    1984                  5
Canada
      ADESA Calgary                 Airdrie                   Alberta                      2000                  4
      ADESA Edmonton <F2>           Edmonton                  Alberta                      1988                  3
      ADESA Vancouver <F2>          Richmond                  British Columbia             2002                  7
      CAG Vancouver <F2>            Surrey                    British Columbia             1986                  2
      ADESA Winnipeg                Winnipeg                  Manitoba                     1987                  4
      ADESA Moncton                 Moncton                   New Brunswick                1987                  2
      ADESA St. John's <F2>         St. John's                Newfoundland                 1994                  1
      ADESA Halifax                 Enfield                   Nova Scotia                  1993                  5
      ADESA Kitchener               Ayr                       Ontario                      1988                  4
      ADESA Toronto                 Brampton                  Ontario                      1987                  8
      ADESA Ottawa                  Vars                      Ontario                      1990                  5
      ADESA Montreal                St. Eustache              Quebec                       1974                 12
      ADESA Saskatoon <F2>          Saskatoon                 Saskatchewan                 1980                  2
=======================================================================================================================

<F1> INITIATED IN  2002, ADESA HOLDS AUCTIONS IN  MEXICO CITY, MEXICO IN  PARTNERSHIP WITH FORD MOTOR COMPANY AT FORD'S
     FACILITIES.
<F2> LEASED AUCTION FACILITIES. (SEE NOTE 13.)
<F3> ADESA OWNS 51% OF THIS AUCTION BUSINESS.

--------------------------------------------------------------------------------
                                     PAGE 29

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


competes for these customers by attempting to attract a large number of dealers to purchase vehicles, which ensures competitive prices and supports the volume of vehicles auctioned. ADESA is also competitive by providing a full range of automotive services, including dealer inventory financing, reconditioning services that prepare vehicles for auction and processing of sales transactions.
   Other factors affect the competition for supply of vehicles sold at auction. The rental car market has yet to re-fleet up to levels prior to September 11, 2001, and manufacturer incentives on new vehicles temporarily, but significantly, disrupted the price spreads between new and used vehicles. During most of 2002 and into 2003 aggressive financing incentives offered by vehicle manufacturers have lowered the cost of owning a new vehicle, which, in turn, has depressed prices for late-model used vehicles. This reduced the number of vehicles sold at auctions because car dealers restocked their inventories from the increased volume of late-model vehicles traded in for new vehicles, and sellers at auction tended to hold their vehicles rather than immediately accept the lower prices. Vehicle manufacturers have also begun to offer their end-of-term lease vehicles and other program vehicles for sale online electronically prior to the vehicles being offered for sale at a physical auction location. As a result, there has been a negative effect on the value and quantity of the vehicles that are offered for sale at ADESA auction facilities.
   ADESA utilizes e-commerce as another component in its array of services. Dealers are provided training on how to use online products, including the purchase of vehicles online. The dealers can also access auction runlists and other market report information offered on ADESA's website, www.adesa.com. ADESA believes it has a competitive advantage in a small but growing segment of the used vehicle market combining online services with auction facilities and knowledgeable auction personnel located across North America.
   AFC is the largest provider of dealer floorplan financing to independent automobile dealers in North America. AFC's competition includes other specialty lenders, banks and other financial institutions. AFC has distinguished itself from its competitors by convenience of payment, quality of service and scope of services offered.
   PAR provides customized remarketing services throughout North America. Although other providers are larger in size and volume, PAR's competition comes from a handful of similar service providers, none of which offer as many diverse services. PAR offers an interactive website, electronically connecting customers with its services and includes interactive connection with repossession agents and auction vendor networks. PAR's affiliation with EndTrust gives it a competitive edge in gaining market share in the lease-end management services arena.
   In the total loss vehicle market, ADESA Impact competes against Copart, Inc., Insurance Auto Auctions, Inc., independent auctions, some of which are affiliated through their membership in an industry organization named SADISCO(R), and wholesale vehicle auctions that regularly remarket total loss vehicles in certain locations. Additionally, the dismantlers of total loss vehicles and internet based companies have entered the market thus providing alternate avenues for the suppliers to remarket their total loss vehicles. We believe through strategic acquisitions, shared facilities with ADESA, and greenfield expansion that ADESA Impact can become a prominent total loss services provider to the insurance industry in the United States. We believe further consolidation of the total loss vehicle auction industry will occur and are evaluating various means by which we can continue our growth plan. In Canada, ADESA Impact is the largest provider of total loss vehicle services. Its competitors include auto recyclers and dismantlers, independent auto auctions, brokers and Internet auction companies. ADESA Impact believes it is strategically positioned in this niche market in providing a full array of value-added services to its insurance clients including auctions, Internet programs, data analyses, consultation, the services of ComSearch and other total loss vehicle services throughout North America.

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


--------------------------------------------------------------------------------
                                     PAGE 30

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


INVESTMENTS AND CORPORATE CHARGES

   Our Investments and Corporate Charges segment consists of real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment. The trading securities portfolio, previously a significant part of this segment, was liquidated during the third quarter of 2002. The discussion below summarizes the major components of the Investments and Corporate Charges segment. Statistical information is presented as of December 31, 2002 unless otherwise noted. All subsidiaries are wholly owned unless otherwise specifically indicated.
   REAL ESTATE OPERATIONS. Our real estate operations include CAPE CORAL HOLDINGS, INC.; PALM COAST LAND, LLC; PALM COAST FOREST, LLC; TOMOKA HOLDINGS, LLC; WINTER HAVEN CITI CENTRE, LLC; and an 80% ownership in LEHIGH. Through subsidiaries, we own Florida real estate operations in six different locations:
   - Lehigh Acres with 1,000 acres of residential and commercial land, east of Fort Myers, Florida;
   - Cape Coral, located west of Fort Myers, Florida, with 185 acres of mostly commercially zoned land;
   - Palm Coast, a planned community between St. Augustine and Daytona Beach, Florida, with 16,000 acres of residential,commercial and industrial land;
   - Tomoka,  located near Ormand Beach, Florida with 6,200 acres of property;
   - Winter Haven, located in central Florida, with a retail shopping center and several parcels of land adjacent to the shopping center that are available for sale; and
   - Sugarmill Woods with 330 home sites and some commercially and residentially zoned acreage in Citrus County, Florida.
   Our real estate operations may, from time to time, acquire packages of diversified properties at low cost, then add value through entitlements and infrastructure enhancements, and sell the properties at current market prices.
   EMERGING TECHNOLOGY INVESTMENTS. From 1985 through 2002 we have invested $49.9 million in start-up companies which are developing technologies that may be utilized by the electric utility industry. We are committed to invest an additional $7.7 million through 2007. The investments were first made through emerging technology funds (Funds) initiated by other electric utilities and us. More recently, we have made investments directly in privately held companies. The majority of our direct investments relate to distributed generation technology, such as micro generation and fuel cell technology. Many of these direct investments are also investments in the Funds' portfolios.
   The Funds have also made investments in companies that develop advanced technologies to be used by the utility industry, including electrotechnologies, renewable energy technologies, and software and communications technologies related to utility customer support systems.
   Several of the companies in the Funds' portfolios completed initial public offerings (IPOs) in 2000. Subsequent to the public trading of the IPO companies, the Funds will, in some instances, distribute publicly tradable shares to us. Some restrictions on sale may apply, including, but not limited to, underwriter lock-up periods that typically extend for 180 days following an IPO. As companies included in our emerging technology investments are sold, we will recognize a gain or loss.
   Since going public, the market value of the publicly traded investments has experienced significant volatility. Our direct investment in the companies that have gone public had a cost basis of approximately $10 million at December 31, 2002 ($7 million at December 31, 2001). The aggregate market value of these investments at December 31, 2002 was approximately $6 million ($12 million at December 31, 2001).
   We also have several minority investments in the Funds and privately-held start-up companies. These investments are accounted for under the cost method and included with Investments on our consolidated balance sheet. The total carrying value of these investments was $38.7 million at December 31, 2002 ($40.6 million at December 31, 2001).
   Our policy is to periodically review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

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


--------------------------------------------------------------------------------
                                     PAGE 31

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS                                                                                 INITIAL EFFECTIVE DATE
=========================================================================================================================

DAVID G. GARTZKE, AGE 59
   Chairman, President and Chief Executive Officer                                                 January 23, 2002
   President                                                                                       August 28, 2001
   Senior Vice President - Finance and Chief Financial Officer                                     December 1, 1994

DONNIE R. CRANDELL, AGE 59
   Executive Vice President - ALLETE;
     President - ALLETE Water Services, Inc.; and                                                  September 6, 2001
     President and Chief Executive Officer - Florida Water
   Executive Vice President - ALLETE and President - ALLETE Properties, Inc.                       January 15, 1999
   Senior Vice President - ALLETE and President - ALLETE Properties, Inc.                          January 1, 1996

ROBERT D. EDWARDS, AGE 58
   Executive Vice President - ALLETE and
     Chief Executive Officer - Minnesota Power                                                     December 19, 2001
   Executive Vice President - ALLETE and President - Minnesota Power                               July 26, 1995

BRENDA J. FLAYTON, AGE 47
   Vice President - Human Resources                                                                July 22, 1998

JAMES P. HALLETT, AGE 49
   Executive Vice President - ALLETE and
     President and Chief Executive Officer - ALLETE Automotive Services, Inc.                      November 5, 2001
   Executive Vice President - ALLETE and Chief Executive Officer - ADESA                           October 1, 2001
   Executive Vice President - ALLETE and President and Chief Executive Officer - ADESA             April 23, 1997

PHILIP R. HALVERSON, AGE 54
   Vice President, General Counsel and Secretary                                                   January 1, 1996

MARK A. SCHOBER, AGE 47
   Vice President and Controller                                                                   April 18, 2001
   Controller                                                                                      March 1, 1993

DONALD J. SHIPPAR, AGE 53
   President and Chief Operating Officer - Minnesota Power                                         January 1, 2001

TIMOTHY J. THORP, AGE 48
   Vice President - Investor Relations and Corporate Communications                                November 16, 2001

JAMES K. VIZANKO, AGE 49
   Vice President, Chief Financial Officer and Treasurer                                           August 28, 2001
   Vice President and Treasurer                                                                    April 18, 2001
   Treasurer                                                                                       March 1, 1993



--------------------------------------------------------------------------------
                                     PAGE 32

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART I


   All of the executive officers have been employed by us for more than five years in executive or management positions. In the five years prior to election to the positions shown on the previous page, Ms. Flayton was director of human resources, Mr. Shippar was Minnesota Power's chief operating officer, senior vice president and vice president of transmission and distribution, and Mr. Thorp was director of investor relations.
   There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.
   The present term of office of the executive officers listed on the previous page extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 13, 2003.

ITEM 2.  PROPERTIES

   Properties are included in the discussion of our business in Item 1. and are incorporated by reference herein.

ITEM 3.  LEGAL PROCEEDINGS

   Material legal and regulatory proceedings are included in the discussion of our business in Item 1. and are incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2002.

--------------------------------------------------------------------------------
                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

   We have paid dividends without interruption on our common stock since 1948. A quarterly dividend of $0.2825 per share on our common stock will be paid on March 1, 2003 to the holders of record on February 15, 2003. Our common stock is listed on the New York Stock Exchange under the symbol ALE. Dividends paid per share, and the high and low prices for our common stock for the periods indicated as reported by the New York Stock Exchange on its NYSEnet website, are in the accompanying chart.
   The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. In 2002 we paid out 66% of our per share earnings in dividends.
   Our Articles of Incorporation, and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 2002 no retained earnings were restricted as a result of these provisions. At January 31, 2003 there were approximately 38,000 common stock shareholders of record.

                                       PRICE RANGE
                                -------------------------          DIVIDENDS
QUARTER                          HIGH               LOW              PAID
================================================================================
2002 - First                    $29.43            $24.25            $0.275
       Second                    31.10             27.09             0.275
       Third                     27.62             18.50             0.275
       Fourth                    23.80             18.65             0.275
--------------------------------------------------------------------------------
       Annual Total                                                 $1.10
--------------------------------------------------------------------------------
2001 - First                    $26.00            $20.19            $0.2675
       Second                    26.13             22.04             0.2675
       Third                     26.89             21.50             0.2675
       Fourth                    25.85             21.14             0.2675
--------------------------------------------------------------------------------
       Annual Total                                                 $1.07
================================================================================


--------------------------------------------------------------------------------
                                     PAGE 33

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA

   Operating results of our Water Services businesses, our auto transport business and our retail store are included in discontinued operations and, accordingly, amounts have been adjusted for all periods presented. Common share and per share amounts have also been adjusted for all periods to reflect our March 2, 1999 two-for-one common stock split.


                                                  2002           2001          2000         1999          1998         1997
================================================================================================================================
MILLIONS

BALANCE SHEET

Assets
   Current Assets                               $  631.1       $  853.3      $  677.2     $  506.0      $  444.6     $  354.9
   Discontinued Operations - Current                27.3           42.2          41.5         43.7          29.1         21.9
   Property, Plant and Equipment                 1,364.9        1,323.3       1,201.1      1,003.4         955.5        948.1
   Investments                                     170.9          155.4         128.7        212.0         277.3        261.4
   Goodwill                                        499.8          494.4         472.8        181.0         169.8        158.9
   Other Assets                                    107.3          103.6          87.3         82.4          91.2         98.2
   Discontinued Operations - Other                 345.9          310.3         305.4        284.1         241.4        242.9
--------------------------------------------------------------------------------------------------------------------------------
                                                $3,147.2       $3,282.5      $2,914.0     $2,312.6      $2,208.9     $2,086.3
--------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
   Current Liabilities                          $  708.8       $  658.6      $  661.9     $  366.1      $  326.3     $  317.7
   Discontinued Operations - Current                29.4           45.9          45.1         32.2          19.7         24.9
   Long-Term Debt                                  661.3          933.8         817.2        577.9         540.6        553.0
   Other Liabilities                               277.4          270.5         257.5        265.3         286.1        288.6
   Discontinued Operations - Other                 162.9          154.9         156.5        158.8         144.1        145.6
   Mandatorily Redeemable Preferred
      Securities of ALLETE Capital I                75.0           75.0          75.0         75.0          75.0         75.0
   Redeemable Preferred Stock                          -              -             -         20.0          20.0         20.0
   Shareholders' Equity                          1,232.4        1,143.8         900.8        817.3         797.1        661.5
--------------------------------------------------------------------------------------------------------------------------------
                                                $3,147.2       $3,282.5      $2,914.0     $2,312.6      $2,208.9     $2,086.3
--------------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT

Operating Revenue
   Energy Services                              $  630.3       $  618.7      $  586.4     $  553.1      $  558.9     $  541.2
   Automotive Services                             844.1          832.1         522.6        383.2         305.5        242.4
   Investments                                      32.5           74.8          77.4         57.8          55.5         60.7
--------------------------------------------------------------------------------------------------------------------------------
                                                 1,506.9        1,525.6       1,186.4        994.1         919.9        844.3
--------------------------------------------------------------------------------------------------------------------------------
Expenses
   Fuel and Purchased Power                        239.1          233.1         229.0        200.2         205.7        194.1
   Operations                                    1,008.0        1,007.3         725.3        595.8         538.7        492.8
   Interest Expense                                 62.2           74.7          58.8         49.5          54.6         53.2
--------------------------------------------------------------------------------------------------------------------------------
                                                 1,309.3        1,315.1       1,013.1        845.5         799.0        740.1
--------------------------------------------------------------------------------------------------------------------------------
Operating Income Before Capital Re and ACE         197.6          210.5         173.3        148.6         120.9        104.2
Income (Loss) from Investment in Capital Re
   and Related Disposition of ACE                      -              -          48.0        (34.5)         15.2         14.8
--------------------------------------------------------------------------------------------------------------------------------
Operating Income from Continuing Operations        197.6          210.5         221.3        114.1         136.1        119.0
Distributions on Redeemable Preferred
   Securities of ALLETE Capital I                    6.0            6.0           6.0          6.0           6.0          6.0
Income Tax Expense                                  72.6           74.2          77.0         50.9          49.1         42.7
--------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                  119.0          130.3         138.3         57.2          81.0         70.3
Income from Discontinued Operations                 18.2            8.4          10.3         10.8           7.5          7.3
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                         137.2          138.7         148.6         68.0          88.5         77.6
Preferred Dividends                                    -              -           0.9          2.0           2.0          2.0
--------------------------------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock                137.2          138.7         147.7         66.0          86.5         75.6
Common Stock Dividends                              89.2           81.8          74.5         73.0          65.0         62.5
--------------------------------------------------------------------------------------------------------------------------------
Retained (Deficit) in the Business              $   48.0       $   56.9      $   73.2     $   (7.0)     $   21.5     $   13.1
================================================================================================================================

--------------------------------------------------------------------------------
                                     PAGE 34

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


                                                2002           2001            2000           1999          1998         1997
================================================================================================================================
Shares Outstanding - Millions
    Year-End                                     85.6           83.9            74.7           73.5          72.3        67.1
    Average <F1>
        Basic                                    81.1           75.8            69.8           68.4          64.0        61.2
        Diluted                                  81.7           76.5            70.1           68.6          64.2        61.2
Diluted Earnings Per Share
    Continuing Operations                       $1.46 <F2>     $1.70           $1.96          $0.81         $1.23       $1.12
    Discontinued Operations                      0.22 <F3>      0.11 <F4>       0.15           0.16          0.12        0.12
--------------------------------------------------------------------------------------------------------------------------------
                                                $1.68          $1.81           $2.11 <F5>     $0.97 <F5>    $1.35       $1.24
--------------------------------------------------------------------------------------------------------------------------------
Return on Common Equity                         11.4%          13.3%           17.1% <F5>      8.3% <F5>    12.4%       12.1%
Common Equity Ratio                             51.7%          49.9%           46.3%          49.3%         49.9%       44.9%
Dividends Paid Per Share                        $1.10          $1.07           $1.07          $1.07         $1.02       $1.02
Dividend Payout                                   66%            59%             51% <F5>      110% <F5>      76%         83%
Book Value Per Share at Year-End               $14.39         $13.63          $12.06         $10.97        $10.86       $9.69
Market Price Per Share
    High                                       $31.10         $26.89          $25.50         $22.09        $23.13      $22.00
    Low                                        $18.50         $20.19          $14.75         $16.00        $19.03      $13.50
    Close                                      $22.68         $25.20          $24.81         $16.94        $22.00      $21.78
Market/Book at Year-End                          1.58           1.85            2.06           1.54          2.03        2.25
Price Earnings Ratio at Year-End                 13.5           13.9            11.8 <F5>      17.5 <F5>     16.3        17.6
Dividend Yield at Year-End                       4.9%           4.2%            4.3%           6.3%          4.6%        4.7%
Employees                                      14,181         13,763          12,633          8,246         7,003       6,817
Net Income
    Energy Services                            $ 41.8 <F2>    $ 51.7          $ 44.5         $ 46.0        $ 48.3      $ 44.2
    Automotive Services                          92.9           74.8            49.9           40.3          24.6        13.8
    Investments and Corporate Charges           (15.7)           3.8            43.9 <F5>     (29.1) <F5>     8.1        12.3
--------------------------------------------------------------------------------------------------------------------------------
                                                119.0          130.3           138.3           57.2          81.0        70.3
    Discontinued Operations                      18.2 <F3>       8.4 <F4>       10.3           10.8           7.5         7.3
--------------------------------------------------------------------------------------------------------------------------------
                                               $137.2         $138.7          $148.6          $68.0         $88.5       $77.6
--------------------------------------------------------------------------------------------------------------------------------
Electric Customers - Thousands                  147.0          145.0           144.0          139.7         138.1       135.8
Electric Sales - Millions of MWh
    Utility                                      11.1           10.9            11.7           11.3          12.0        12.4
    Nonregulated                                  1.2            0.2             0.2              -             -           -
Regulated Power Supply - Millions of MWh
    Steam Generation                              7.2            6.9             6.4            6.2           6.3         6.1
    Hydro Generation                              0.5            0.5             0.5            0.7           0.6         0.6
    Long-Term Purchase - Square Butte             2.3            1.9             2.4            2.3           2.1         2.3
    Purchased Power                               1.8            2.3             3.1            2.6           3.2         3.8
--------------------------------------------------------------------------------------------------------------------------------
                                                 11.8           11.6            12.4           11.8          12.2        12.8
--------------------------------------------------------------------------------------------------------------------------------
Coal Sold - Millions of Tons                      4.6            4.1             4.4            4.5           4.2         4.2
Vehicles Sold - Thousands
    Wholesale                                   1,741          1,761           1,287          1,037           897         769
    Total Loss                                    175            148              33              -             -           -
Vehicles Financed - Thousands                     946            904             795            695           531         323
Capital Expenditures - Millions                $205.8         $153.0          $168.7          $99.7         $80.8       $72.2
================================================================================================================================

<F1> EXCLUDES UNALLOCATED ESOP SHARES.
<F2> INCLUDED  A $5.5 MILLION, OR $0.07 PER SHARE, CHARGE RELATED  TO THE INDEFINITE DELAY OF A GENERATION PROJECT IN  SUPERIOR,
     WISCONSIN.
<F3> INCLUDES $3.9 MILLION, OR $0.05 PER SHARE, IN CHARGES TO COMPLETE THE  EXIT FROM THE AUTO TRANSPORT BUSINESS AND THE RETAIL
     STORE.
<F4> INCLUDED A $4.4 MILLION, OR $0.06 PER SHARE, ESTIMATED CHARGE TO EXIT THE AUTO TRANSPORT BUSINESS.
<F5> IN 2000 WE RECORDED A $30.4 MILLION, OR $0.44 PER SHARE, GAIN ON THE SALE OF 4.7 MILLION SHARES OF  ACE THAT WE RECEIVED IN
     1999 WHEN CAPITAL RE MERGED WITH ACE. AS  A RESULT OF THE  MERGER, IN 1999 WE RECORDED A $36.2 MILLION, OR $0.52 PER SHARE,
     CHARGE. EXCLUDING THE CAPITAL RE AND  ACE TRANSACTIONS, DILUTED EARNINGS PER SHARE  WERE $1.67 IN 2000 ($1.49 IN 1999), THE
     RETURN ON COMMON EQUITY WAS 13.6% IN 2000 (12.9% IN 1999), THE  DIVIDEND  PAYOUT WAS  64% IN  2000 (72% IN 1999), THE PRICE
     EARNINGS RATIO WAS 14.9 IN 2000 (11.4 IN 1999) AND NET INCOME FROM  INVESTMENTS AND CORPORATE CHARGES  WAS $29.3 MILLION IN
     2000 ($26.8 MILLION IN 1999).

--------------------------------------------------------------------------------
                                     PAGE 35

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                    PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

                                               2002                    2001                2000
===================================================================================================
MILLIONS EXCEPT
   PER SHARE AMOUNTS

Operating Revenue
   Energy Services                           $  630.3                $  618.7            $  586.4
   Automotive Services                          844.1                   832.1               522.6
   Investments                                   32.5                    74.8                77.4
---------------------------------------------------------------------------------------------------
                                             $1,506.9                $1,525.6            $1,186.4
---------------------------------------------------------------------------------------------------
Operating Expenses
   Energy Services                           $  562.4                $  532.2            $  510.7
   Automotive Services                          691.8                   713.1               438.6
   Investments and
     Corporate Charges                           55.1                    69.8                63.8
---------------------------------------------------------------------------------------------------
                                             $1,309.3                $1,315.1            $1,013.1
---------------------------------------------------------------------------------------------------
Net Income
   Energy Services                             $ 41.8                  $ 51.7              $ 44.5
   Automotive Services                           92.9                    74.8                49.9
   Investments and
     Corporate Charges                          (15.7)                    3.8                43.9
---------------------------------------------------------------------------------------------------
   Continuing Operations                        119.0                   130.3               138.3
   Discontinued Operations                       18.2                     8.4                10.3
---------------------------------------------------------------------------------------------------
Net Income                                     $137.2                  $138.7              $148.6
---------------------------------------------------------------------------------------------------
     ADJUSTMENTS <F1>                             9.4                     4.4               (30.4)
---------------------------------------------------------------------------------------------------
     PRO FORMA                                 $146.6                  $143.1              $118.2
---------------------------------------------------------------------------------------------------
Diluted Average Shares
  of Common Stock                                81.7                    76.5                70.1
---------------------------------------------------------------------------------------------------
Diluted Earnings Per Share
  of Common Stock
  Continuing Operations                         $1.46                   $1.70               $1.96
  Discontinued Operations                        0.22                    0.11                0.15
---------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                      $1.68                   $1.81               $2.11
---------------------------------------------------------------------------------------------------
     ADJUSTMENTS <F1>                            0.12                    0.06               (0.44)
---------------------------------------------------------------------------------------------------
     PRO FORMA                                  $1.80                   $1.87               $1.67
---------------------------------------------------------------------------------------------------
Return on Common Equity                         11.4%                   13.3%               17.1% <F1>
===================================================================================================

<F1> INCLUDED INCOME AND EXPENSE ITEMS RELATED TO SIGNIFICANT EXIT AND DISPOSAL ACTIVITIES.
     2002 ENERGY  SERVICES  INCLUDED A $5.5  MILLION,  OR  $0.07 PER SHARE,  CHARGE  RELATED TO THE
          INDEFINITE DELAY OF A GENERATION  PROJECT IN SUPERIOR, WISCONSIN. DISCONTINUED OPERATIONS
          INCLUDED $3.9 MILLION, OR $0.05 PER SHARE, OF CHARGES TO EXIT THE AUTO TRANSPORT BUSINESS
          AND THE RETAIL STORE.
     2001 DISCONTINUED  OPERATIONS INCLUDED A $4.4 MILLION,  OR $0.06 PER SHARE, CHARGE TO EXIT THE
          AUTO TRANSPORT BUSINESS.
     2000 INVESTMENTS AND CORPORATE CHARGES  INCLUDED A $30.4 MILLION,  OR $0.44 PER SHARE, GAIN ON
          THE SALE OF ACE  COMMONSTOCK. EXCLUDING THIS GAIN, 2000 NET INCOME  FROM INVESTMENTS  AND
          CORPORATE CHARGES WAS $13.5 MILLION AND THE RETURN ON EQUITY WAS 13.6%. (SEE NOTE 6.)

   During 2002 we accomplished several important goals. We began simplifying our Company by exiting non-strategic businesses and liquidating the trading securities portfolio. In doing so we will strengthen our balance sheet. We also made progress on the sale of our Water Services businesses and continued our efforts to communicate to investors our focus on our two core businesses, Energy Services and Automotive Services.
   Net income and earnings per share for 2002 decreased 1% and 7%, respectively, from the same period in 2001. Factors reflected in the comparison of 2002 with 2001 include:
   - CHARGES. Net income for 2002 included $9.4 million of charges related to our exit from non-strategic businesses and the indefinite delay of a generation project in Superior, Wisconsin ($4.4 million in 2001).
   - GOODWILL. Earnings for 2001 included $11.3 million, or $0.15 per share, of goodwill amortization expense. As required by SFAS 142, goodwill amortization was discontinued in 2002.
   - REAL ESTATE TRANSACTION. Earnings for 2001 included an $11.1 million, or $0.15 per share, gain associated with our largest ever single real estate transaction.
   - COMMON STOCK ISSUANCE. The decrease in earnings per share was in part due to the issuance of 6.6 million shares of our common stock in the second quarter of 2001.
   We measure performance of our operations through careful budgeting and monitoring of contributions to consolidated net income by each business segment.

NET INCOME

   ENERGY SERVICES. Net income was down $9.9 million, or 19%, in 2002. Excluding a charge related to the indefinite delay of a generation project in Superior, Wisconsin, net income was down $4.4 million, or 8%. The decrease was primarily due to weak wholesale power prices which negatively impacted wholesale power marketing activities. In 2001 our wholesale power marketing activities were more profitable due to warmer summer weather and overall market conditions. Weak wholesale power prices in 2002 more than offset the positive impact of an 11% increase in megawatthour sales. Total megawatthour sales were 12.3 million in 2002 (11.1 million in 2001; 11.9 million in 2000). The megawatthour increase was mainly attributable to about 500 MW of nonregulated wholesale generation that came online in 2002; 1.2 million megawatthours of nonregulated generation were sold in 2002 (0.2 million in both 2001 and 2000). Megawatthour sales in 2001 reflected decreased sales to our taconite customers because of planned shutdowns and reduced taconite production. Net income in 2001 also included the recovery of $2.6 million for 1998 CIP lost margins.
   AUTOMOTIVE SERVICES. Net income in 2002 increased $18.1 million, or 24%, over 2001. The continued growth in net income during 2002 was due to a mandated goodwill amortization accounting change, lower interest expense and

--------------------------------------------------------------------------------
                                     PAGE 36

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


improved operating efficiencies, while during 2001 and 2000 acquisitions and increased sales at both ADESA and AFC were the contributing factors. During 2001 ADESA acquired or opened 13 auction facilities (10 in 2000) that provide total loss vehicle services to insurance companies, and added one wholesale vehicle auction facility (28 in 2000).
   At ADESA wholesale auction facilities 1.7 million vehicles were sold in 2002 (1.8 million in 2001; 1.3 million in 2000). Volumes were lower in 2002 because the rental car market has yet to re-fleet up to levels prior to the events of September 11, 2001, and manufacturer incentives on new vehicles temporarily, but significantly, disrupted the price spreads between new and used vehicles. Aggressive financing incentives offered by vehicle manufacturers lowered the cost of owning a new vehicle, which, in turn, depressed prices for late-model used vehicles. This reduced the number of vehicles sold at auctions because car dealers restocked their inventories from the increased volume of late-model vehicles traded in for new vehicles, and sellers at auction tended to hold their vehicles rather than immediately accept the lower prices. In 2001 increased costs and reduced sales volumes because of inclement weather in early 2001 hampered financial results, as did the events of September 11. For 2001 we estimated that the impact of the events of September 11 resulted in a $3.5 million decrease to net income. Costs of assimilating the 28 wholesale vehicle auction facilities acquired or opened in 2000 also impacted 2001 results.
   Conversion rates are the percentage of vehicles sold from those that were run through auction lanes. We achieved a 59% conversion rate related to our wholesale vehicles sold for 2002 (58% for 2001; 59% for 2000).
   Despite unseasonably dry weather conditions in 2002 which usually means fewer total loss vehicles, the number of vehicles sold at our total loss vehicle auction facilities was higher in 2002 reflecting expansion into new markets, which included adding total loss auctions at some of our wholesale vehicle auction facilities. At our total loss vehicle auctions 175,000 vehicles were sold in 2002 (148,000 in 2001; 33,000 in 2000).
   AFC contributed 38% of the net income from Automotive Services in 2002 (40% in 2001; 47% in 2000). AFC has 81 loan production offices (82 in 2001; 86 in
2000). The growth of AFC's dealer/customer base from 15,000 in 2000 to 17,000 in 2002 has enabled AFC to finance more vehicles; 946,000 vehicles in 2002 (904,000 in 2001; 795,000 in 2000). AFC managed total receivables of $495 million at December 31, 2002 ($500 million at December 31, 2001; $436 million at December 31, 2000).
   INVESTMENTS AND CORPORATE CHARGES reported $19.5 million less net income in 2002 due to smaller real estate transactions in 2002 and the liquidation of the trading securities portfolio in the second half of 2002. In 2001 our real estate operations reported stronger sales including an $11.1 million gain on its largest single sale ever. Our trading securities portfolio earned a negative 1.5% after-tax annualized return prior to liquidation in 2002 compared to a positive 5.6% in 2001 (7.0% in 2000). The 2001 return on our trading securities portfolio reflected earnings on a lower average balance. During 2000 we reduced the size of our trading securities portfolio to partially fund significant acquisitions made by Automotive Services. Net income in 2000 reflected a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE that we received in 1999 when Capital Re merged with ACE.
   Corporate charges in 2002 and 2001 reflected higher interest expense as a result of debt issued to fund strategic initiatives in early 2001. Incentive compensation expenses, however, were lower in 2002. The decrease was attributed in part to lower 2002 earnings. Also, 2001 included additional expenses for severance packages. In 2000 financial results reflected the resolution of various federal and state tax issues which increased net income.
   DISCONTINUED OPERATIONS included the operating results of our Water Services businesses, which are currently held for sale, our auto transport business and our retail store.
   Income from discontinued operations was up $9.8 million from 2001 primarily due to the suspension of depreciation on our Water Services assets. Income from discontinued operations included $7.5 million of depreciation expense after tax in 2001 ($8.1 million in 2000).
   Our Water Services businesses reported an 8% increase in water consumption during 2002 as a result of drier weather conditions and increased customers. Organic customer growth was 4.5% in 2002. Strategic acquisitions and customer growth since 1999 within our Water Services businesses helped temper the negative financial impact of above-average rainfall in Florida and North Carolina during the majority of 2001 and conservation efforts in Florida. In addition, operating results for Water Services reflected gains related to the disposal of certain assets in 2001, an October 2000 rate increase implemented by Heater Utilities, Inc. and regulatory relief granted in Florida in 2000.
   Income from discontinued operations also reflected $3.9 million of exit charges associated with the auto transport business and the retail store in 2002 and a $4.4 million charge to exit the auto transport business in 2001.

2002 COMPARED TO 2001

ENERGY SERVICES
   Utility operations include retail and wholesale rate regulated activities under the jurisdiction of state and federal regulatory authorities. Nonregulated/nonutility operations consist of nonregulated electric generation (non-rate base generation sold at wholesale at market-based rates), coal mining and telecommunications activities. Nonregulated generation operations consist primarily of Taconite Harbor in northern Minnesota and generation secured through the

--------------------------------------------------------------------------------
                                     PAGE 37

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


Kendall County power purchase agreement, a 15-year agreement with NRG Energy at a facility near Chicago, Illinois.
   OPERATING REVENUE in total was up $11.6 million, or 2%, in 2002 as increased revenue from nonregulated/nonutility operations was partially offset by a decrease in utility revenue. Despite a slight increase in utility megawatthour sales, utility revenue decreased $33.1 million, or 6%, due to lower wholesale prices and fuel clause recoveries. Fuel clause recoveries decreased due to lower purchased power costs in 2002. Total utility megawatthour sales were up 2% over the prior year reflecting increased retail sales to taconite customers. In addition, utility revenue in 2001 included the recovery of $4.5 million for 1998 CIP lost margins. Nonregulated/nonutility revenue increased $44.7 million, or 56%, in 2002 primarily as a result of about 500 MW of nonregulated generation that came online in 2002. There were 1.2 million megawatthours of nonregulated generation sold in 2002.
   OPERATING EXPENSES in total increased $30.2 million, or 6%, in 2002. Excluding the charge related to the indefinite delay of a generation project in Superior, Wisconsin, total operating expenses increased $20.7 million, or 4%, over 2001. The increase was attributable to additional expenses for nonregulated generation that came online in 2002 which were partially offset by lower utility operating expenses. Utility operating expenses were down $36.3 million, or 8%, in 2002 primarily due to lower purchased power costs. Lower purchased power costs resulted from both lower wholesale prices and a reduction in the quantity of power purchased. Extended planned maintenance outages in 2001 necessitated higher quantities of purchased power last year. Nonregulated/ nonutility operating expenses increased $66.5 million, or 88%, over the prior year mainly due to expenses for nonregulated generation that came online in 2002. The increase in nonregulated/nonutility operating expenses also included the $9.5 million charge related to the indefinite delay of the generation project in Superior, Wisconsin.

AUTOMOTIVE SERVICES
   OPERATING REVENUE was up $12.0 million, or 1%, in 2002. At ADESA wholesale auction facilities the number of vehicles sold in 2002 were similar to 2001 because the rental car market has yet to re-fleet up to levels prior to the events of September 11, 2001, and manufacturer incentives on new vehicles temporarily, but significantly, disrupted the price spreads between new and used vehicles.
   Despite unseasonably dry weather conditions in 2002 which usually means fewer total loss vehicles, vehicles sold at our total loss vehicle auction facilities were up 18% reflecting expansion into new markets, which included adding total loss auctions at some of our wholesale vehicle auction facilities. Operating revenue from AFC was higher in 2002 due to a 5% increase in vehicles financed through our loan production offices.
   OPERATING EXPENSES were down $21.3 million, or 3%, in 2002 due to reduced interest expense ($14.1 million) as a result of lower interest rates and a lower debt balance, the discontinuance of goodwill amortization ($13.7 million) and improved operating efficiencies. These decreases were partially offset by an increase in operating expenses incurred to standardize operations at all our total loss auction facilities and expenditures for information technology initiatives.

INVESTMENTS AND CORPORATE CHARGES
   OPERATING REVENUE was down $42.3 million, or 57%, in 2002 primarily due to a large real estate transaction recorded in 2001. Five large real estate sales in 2002 contributed $8.5 million to revenue, while in 2001 six large real estate sales contributed $37.5 million to revenue, one of which was our real estate operations' largest single transaction ever. Operating revenue in 2002 also reflected less income from our trading securities portfolio which was substantially liquidated during the second half of the year and had significantly lower returns during the year.
   OPERATING EXPENSES were down $14.7 million, or 21%, in 2002 because of expenses associated with larger real estate sales in 2001. Also, in 2001 additional expenses were incurred for incentive compensation.

2001 COMPARED TO 2000

ENERGY SERVICES
   OPERATING REVENUE in total was up $32.3 million, or 6%, in 2001 reflecting increased revenue from nonregulated/ nonutility operations, as well as a small increase in utility revenue. Despite a decrease in utility megawatthour sales, utility revenue increased $6.6 million, or 1%, due to improved wholesale market conditions and higher fuel clause recoveries, as well as more demand revenue from Large Power Customers. Total utility megawatthour sales decreased 7% from the prior year mainly due to planned shutdowns and reduced production by taconite customers. In addition, utility revenue in 2001 included the recovery of $4.5 million for 1998 CIP lost margins. Nonregulated/nonutility revenue increased $25.7 million, or 47%, in 2001 primarily due to the acquisition of Enventis, Inc. which was acquired in July 2001 and accounted for as a pooling of interests.
   OPERATING EXPENSES in total increased $21.5 million, or 4%, in 2001 mainly due to additional nonregulated/nonutility expenses. Nonregulated/nonutility operating expenses increased $22.9 million, or 43%, over 2000 primarily due to the inclusion of Enventis, Inc.

AUTOMOTIVE SERVICES
   Both operating revenue and expenses for Automotive Services were up in 2001 due to significant acquisitions made in 2000 and early 2001. Financial results for 2001 included 12 full months of operations from 28 wholesale and 10 total loss vehicle auction facilities acquired or opened primarily in the

--------------------------------------------------------------------------------
                                     PAGE 38

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


second half of 2000 and results from acquisitions made in January and May 2001.
   OPERATING REVENUE was up $309.5 million, or 59%, in 2001 reflecting a 37% increase in vehicles sold at ADESA wholesale auction facilities, the inclusion of revenue related to total loss vehicle services and a 14% increase in vehicles financed at AFC's loan production offices. Sales volumes in 2001, however, were negatively impacted by the events of September 11 and the impact of aggressive new vehicle financing incentives offered by vehicle manufacturers. Also, inclement weather earlier in the year resulted in both low attendance at and canceled auctions.
   OPERATING EXPENSES were up $274.5 million, or 63%, in 2001 reflecting additional expenses associated with increased vehicle sales and financing activity. Expenses in 2001 included increased direct costs associated with processing vehicles multiple times that did not sell as a result of depressed wholesale prices resulting from the events of September 11 and aggressive new vehicle financing incentives offered by vehicle manufacturers. Operating expenses in 2001 also included integration costs, additional amortization of goodwill, additional interest expense related to debt issued in late 2000 to finance acquisitions, higher utility expense and more labor costs incurred as a result of inclement weather in early 2001.

INVESTMENTS AND CORPORATE CHARGES
   OPERATING REVENUE was down $2.6 million, or 3%, in 2001 reflecting less revenue from our trading securities portfolio, partially due to a lower average balance for most of the year. The decrease in revenue was also attributed to $4.9 million less from our emerging technology investments as a result of fewer sales of these investments in 2001. Our real estate operations, however, reported stronger sales in 2001, including its largest sale ever. Six large real estate sales in 2001 contributed $37.5 million to revenue, while in 2000 seven large real estate sales contributed $31.9 million to revenue.
   OPERATING EXPENSES in 2001 were up $6.0 million, or 9%, as a result of increased interest expense and additional expenses for incentive compensation. These increases were tempered by lower expenses at our real estate operations.

CRITICAL ACCOUNTING POLICIES

   Certain accounting measurements under applicable generally accepted accounting principles involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. The following summarizes those accounting measurements we believe are most critical to our reported results of operations and financial condition.

ACCOUNTING              JUDGMENTS/UNCERTAINTIES              SEE ADDITIONAL
POLICY                   AFFECTING APPLICATION                 DISCUSSION
================================================================================
Uncollectible        -  Economic conditions                  Liquidity and
Receivables and         affecting customers,                 Capital
Allowance for           suppliers and market prices          Resources -
Doubtful             -  Outcome of negotiations,             Off-Balance
Accounts                ligigation and bankruptcy            Sheet
                        proceedings                          Arrangements on
                                                             page 42
                     -  Current sales, payment and
                        write off histories
--------------------------------------------------------------------------------
 Impairment of       -  Economic conditions                  Note 2. on
 Goodwill and           affecting market valuations          page 63 and
 Long-Lived          -  Changes in business strategy         Note 3. on
 Assets              -  Forecast of future operating         page 65
                        cash flows and earnings
--------------------------------------------------------------------------------
Pension and          -  Expected long-term rates of          Note 18.
Postretirement          return on assets                     on page 74
Health and Life      -  Discount rates
Actuarial
Assumptions
--------------------------------------------------------------------------------
Valuation of         -  Continued commercial                 Market Risk
Investments             viability of products                on page 44
                     -  Projected earnings and cash flow

================================================================================

   The allowance for doubtful accounts and related bad debt expense is primarily attributable to the financing activities of AFC. In establishing a proper allowance for doubtful accounts, AFC's evaluation includes consideration of historical charge-off experience and current economic conditions. Changes to historical charge-off experience or existing economic conditions would necessitate a corresponding increase or decrease in the allowance for doubtful accounts. The credit quality of AFC's finance receivable portfolio has remained strong and the total amount of the allowance for doubtful accounts has not changed materially over the last three years. A 10% increase in AFC's current allowance for doubtful accounts would increase bad debt expense by approximately $1 million after tax; likewise, a 10% decrease in the current allowance for doubtful accounts would decrease expense by aproximately $1 million after tax.
   An important actuarial assumption for pension and other postretirement benefit plans is the expected long-term rate of return on plan assets. In establishing this assumption, we consider the allocation and diversification of our plan assets, current economic conditions, actual historical investment performance, the historical performance of equity and debt securities in general, and our performance versus similar sized plans. Our pension asset allocation is approximately 70% equity and 30% fixed-rate securities. Equity securities consist of a mix of market capitalization sizes and also include investments in real estate and venture capital. In response to changing market conditions, we have lowered our actuarial assumption for the expected long-term rate of return and used


--------------------------------------------------------------------------------
                                     PAGE 39

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


9.5% in the September 30, 2002 pension actuarial study (10% at September 30, 2001; 10.25% at September 30, 2000). We annually review our expected long-term rate of return assumption, and will continue to adjust it to respond to any changing market conditions. A 1% decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $2 million after tax; likewise, a 1% increase in the expected long-term rate of return would decrease expense by approximately $2 million after tax.

OUTLOOK

   CORPORATE. Our operations in 42 states, nine Canadian provinces and Mexico employ approximately 14,000 employees. Since 1980 our annual total shareholder return averaged 16%. Approximately 50% of this average was attributed to dividends. By comparison, the Standard & Poor's 500 Index averaged 12% for the same period, of which approximately 25% of the average was attributed to dividends.
   We remain focused on continuously improving the performance of our two core businesses, Energy and Automotive Services, and monetizing those businesses that are non-strategic or non-core. Our two core businesses remain strong and are poised for earnings growth in their respective markets as economic conditions improve.
   Once we have sold our Water Services businesses in Florida, North Carolina and Georgia, we will have further simplified our Company. The pending sale of Florida Water for $492.5 million has been delayed by legal challenges. Cash proceeds to ALLETE after taxes and repayment of existing debt are expected to be approximately $180 million in 2003, and $250 million for the entire transaction. The gain on the transaction is estimated at $100 million after taxes and related costs. While the majority of the cash will be received at closing, the gain is expected to be recognized in future years as required by accounting rules. The proceeds from the sale will give us the ability to reduce debt, which will further strengthen our balance sheet. We anticipate selling our Water Services businesses in North Carolina and Georgia in 2003. (See Item 1.)
   Our Board of Directors and management remain committed to unlocking the value of ALLETE. In 2002 we undertook an examination of the benefits of separating our Energy and Automotive businesses into separate companies. At that time we chose not to separate because all of the businesses of our Company benefited from the cash flow and credit position of the consolidated company. We are again reviewing this issue both internally and with outside advisors.
   ENERGY SERVICES continues to generate strong cash flow from operations. We anticipate, however, net income for 2003 from Energy Services to decrease slightly from 2002 levels. If wholesale power prices improve, so too will our profitability from Energy Services. To combat continuing depressed prices in wholesale energy markets, minimal growth in our service area and uncertain state and national economies, we will focus on cost reductions while seeking new ways to maintain or enhance revenue.
   Our access to and ownership of low-cost power are Energy Services' greatest strengths. We have adequate generation to serve our native load. Power over and above our customers' requirements is and will continue to be marketed primarily through Split Rock Energy.
   Over one-half of Minnesota Power's utility power sales are made to taconite mines, paper producers and oil pipeline operators. Minnesota Power's paper and taconite customers supply industries that are undergoing significant structural change in the face of continued globalization and consolidation. For taconite producers, the ongoing consolidation of the domestic integrated steel industry has both positive and negative implications. As steel companies divest themselves of raw material operations and address decades of legacy cost accumulation, they will use acquisitions to position themselves for future
successes  in  a  worldwide  steel  market  that  rewards  low-cost,   efficient
producers.
   Unfortunately, the process of rationalizing steel production capacity may lead to a reduction in the number of iron ore mines required to supply United States and Canadian blast furnaces. The near term impacts of a taconite plant closure would be significant for Minnesota Power and northeastern Minnesota. In the long term, however, improving the cost competitiveness of the domestic integrated steelmakers is critical to assuring a stable production base for Minnesota iron ore once steel import tariff protections are lifted. The annual taconite production in Minnesota was 39 million tons in 2002 (33 million tons in 2001; 47 million tons in 2000). Based on our research of the taconite industry, Minnesota taconite production for 2003 is anticipated to be about 37 million tons. As a result of continuing consolidation in the integrated steel business and its resulting impact on taconite producers, Minnesota Power is unable to predict taconite production levels for the next two to five years. Minnesota Power believes it is positioned to mitigate the impacts of reduced load, if necessary, by selling any excess low-cost generation in the wholesale power marketplace.
   The paper manufacturing business is also weathering significant structural change as international consolidation continues and North American producers aggressively cut costs and look for an end to the current down cycle in paper pricing. Three of Minnesota Power's four major pulp and paper producing customers are now owned by international firms. As these firms seek to rationalize world production capacity with demand, they are removing older paper machines from their asset portfolios and focusing on improving efficiency and cost competitiveness at their newer and larger machines. Actions by Potlatch Corporation and UPM-Kymmene Corporation (the owner of Blandin Paper Company) to stop producing paper from their oldest and

--------------------------------------------------------------------------------
                                     PAGE 40

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


smallest machines in 2002 and 2003 reflect this trend. We believe that the papermaking assets that remain in our service area have the ability to be cost competitive in the region or global markets they serve. Minnesota Power's ongoing focus has been and will continue to be on providing energy at prices that enable these mills to maintain or improve their competitive positions.
   Nonregulated generation operations, which began in 2002 at Taconite Harbor in northern Minnesota and generation obtained through a 15-year agreement with NRG Energy at the Kendall County facility near Chicago, Illinois, help position Minnesota Power to generate more electricity, move it more readily, manage more transactions with less risk and benefit system reliability.
   Plans to construct a 220-mile, 345-kV Duluth-to-Wausau electric transmission line proposed by Minnesota Power, American Transmission Company and Wisconsin Public Service Corporation continue to be developed. The new line addresses the pressing need for more dependable electricity in Wisconsin and the Upper Midwest. (See Item 1. - Energy Services - Regulatory Issues.)
   Our telecommunications business, Enventis Telecom, grew its revenue in 2002 by approximately 19% despite the challenging economy and drop in overall information technology spending. Enventis Telecom is well recognized in the Upper Midwest as one of the leading integrated data services providers offering a mix of transport, complex network integration, and related application development services. Our plan is to continue to leverage our excellent reputation and key industry partners to further our success in the marketplace.
   AUTOMOTIVE SERVICES continues to be our largest contributor to net income. We anticipate earnings from Automotive Services to increase by about 15% in 2003. While we believe that the volume of used vehicles sold within the auto auction industry will rise at a rate of 2% compounded annually through 2007, we anticipate vehicles sold through our wholesale and total loss auction facilities combined will increase by 4% to 7% in 2003, and vehicles financed through AFC will increase by about 11% in 2003. Automotive Services continues to focus on growth in the volume of vehicles sold and financed, increased ancillary services, and operating and technological efficiencies. Selective fee increases will also be considered.
   By offering an expanding circle of customers new levels of service in the vehicle remarketing industry, Automotive Services expects to expand its presence in the North American auto industry. In 2002 we opened ADESA Golden Gate, the largest vehicle auction facility in California, and ADESA Vancouver in Richmond, British Columbia. Both were built to replace aging facilities that were too small to efficiently serve our growing customer demand. New wholesale auction facilities in Long Island, New York; Atlanta, Georgia; and Edmonton, Alberta, are also under construction and slated to open in 2003. The new facility in Long Island is a greenfield (a newly constructed facility in a new market), while the new facilities in Atlanta and Edmonton will replace aging facilities. In addition to internally growing our existing auctions and dealer floorplan financing business, we will continue to consider accretive acquisitions in both the wholesale and total loss vehicle auction businesses. We will also consider greenfield sites as appropriate and the integration of total loss vehicle services at certain wholesale vehicle auction facilities. We believe further consolidation of the total loss vehicle auction industry will occur and are evaluating various means by which we can continue our growth plan.
   ADESA's leadership expects to adapt to changing used vehicle markets by better serving used vehicle dealers, who are the bread and butter of wholesale vehicle auctions and the backbone of AFC's customer base. The number of vehicles coming off lease is expected to slow down in mid-2003, which will place an even higher premium on catering to individual dealers seeking to replenish inventory at auctions.
   The vehicle remarketing industry has been challenged by the events of September 11, 2001, by a softening economy and by lower wholesale prices resulting from high used vehicle inventories and zero-percent financing on new vehicles. The rental car market has yet to re-fleet up to levels prior to September 11, and manufacturer incentives on new vehicles temporarily, but significantly, disrupted the price spreads between new and used vehicles. Aggressive financing incentives offered by vehicle manufacturers lowered the cost of owning a new vehicle, which, in turn, depressed prices for late-model used vehicles. This reduced the number of vehicles sold at auctions because car dealers restocked their inventories from the increased volume of late-model vehicles traded in for new vehicles, and sellers at auction tended to hold their vehicles rather than immediately accept the lower prices.
   If the economy improves, retail demand should improve as well, and this will allow a welcome resumption of the used vehicle sales growth we saw earlier in 2002.
   INVESTMENTS AND CORPORATE CHARGES. We anticipate net income from our real estate operations to remain stable in 2003, while corporate charges are expected to reflect less unallocated interest expense as a result of lower debt obligations.
   Revenue from property sales by real estate operations continues to be three to four times more than the acquisition cost, creating strong cash generation and profitability. Our real estate operations may, from time to time, acquire packages of diversified properties at low cost, add value through entitlements and infrastructure enhancements, and sell the properties at current market prices.


--------------------------------------------------------------------------------
                                     PAGE 41

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES
   A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally with expanded facilities, services and operations (see Capital Requirements), and externally through acquisitions.
   During 2002 strong cash flow from operating activities reflected operating results and continued focus on working capital management. Cash flow from operating activities was higher in 2002 due to the substantial liquidation of the trading securities portfolio and the timing of the collection of certain finance receivables outstanding at December 31, 2001. Also, in 2001 additional trading securities were purchased with a portion of the proceeds from a common stock issuance. Cash flow from operations was also affected by a number of factors representative of normal operations.
   WORKING CAPITAL. At December 31, 2002 working capital needs included $275 million of long-term debt due in 2003. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. During 2002 we liquidated our trading securities portfolio and used the proceeds to reduce our short-term debt. Approximately 4.6 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan. ALLETE's $175 million bank line of credit provides credit support for our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.
   A substantial amount of ADESA's working capital is generated internally from payments for services provided. ADESA, however, has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not typically take title to vehicles.

OFF-BALANCE SHEET ARRANGEMENTS
   In July 2001 ADESA entered into a lease agreement for the ADESA Golden Gate facility in Tracy, California, which was completed in the third quarter of 2002. The term of the lease is through July 2006 with no renewal options. The cost to the lessor of the facility was approximately $45 million. ADESA has guaranteed up to $38 million of any deficiency in sales proceeds that the lessor realizes in disposing of the leased property. ADESA will receive any sales proceeds in excess of cost.
   ADESA has guaranteed the payment of principal and interest up to $38 million on the lessor's indebtedness. Terms of the mortgage notes payable require, among other things, that ADESA maintain certain minimum financial ratios. It is not practical to estimate the fair value of the guarantee; however, ADESA does not anticipate that it will incur losses as a result of this guarantee. We have guaranteed ADESA's obligation under this lease.
   In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million lease transaction. The new lease is treated as an operating lease for financial reporting purposes and expires in April 2010 with no renewal options. ADESA has guaranteed up to $23 million  of any  deficiency  in sales  proceeds  that  the  lessor  realizes  in disposing of the leased properties. ADESA is entitled to receive any sales proceeds in excess of $29.3 million.
   ADESA has guaranteed the payment of principal and interest up to $23 million on the lessor's indebtedness, which consists of $28.4 million mortgage notes payable, due April 1, 2020. Terms of the mortgage notes payable require, among other things, that ADESA maintain certain minimum financial ratios. Interest on the notes varies and is payable monthly. It is not practical to estimate the fair value of the guarantee; however, ADESA does not anticipate that it will incur losses as a result of this guarantee. We have guaranteed ADESA's obligations under this lease.
   AFC offers short-term on-site financing for dealers to purchase vehicles mostly at auctions in exchange for a security interest in each vehicle. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its short-term working capital requirements.
   AFC, through a wholly owned subsidiary, sells certain finance receivables through a revolving private securitization structure. In May 2002 AFC and its subsidiary entered into a revised securitization agreement that allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The revised agreement expires in 2005. The securitization agreement in place prior to May 31, 2002 limited the sale of undivided interests to $325 million. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became applicable to AFC upon amendment of the securitization agreement, AFC, for accounting purposes, began consolidating the subsidiary used in the securitization structure on June 1, 2002. Previously, AFC's interest in this subsidiary was recorded by ALLETE as residual interest in other current assets ($103 million at December 31, 2001) net of the subsidiary's allowance for doubtful accounts. The residual interest

--------------------------------------------------------------------------------
                                     PAGE 42

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


previously reflected in prior periods has been reclassified by ALLETE to accounts receivable to conform to current year presentations.
   AFC managed total receivables of $495.1 million at December 31, 2002 ($500.2 million at December 31, 2001); $191.3 million represent receivables which were included in accounts receivable on our consolidated balance sheet ($233.2 million at December 31, 2001) and $303.8 million represent receivables sold in undivided interests through the securitization agreement ($267.0 million at December 31, 2001) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement. We are not currently aware of any changing circumstances that would put AFC in noncompliance with the covenants.

SECURITIES
   In March 2001 ALLETE, ALLETE Capital II and ALLETE Capital III, jointly filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933. The registration statement, which has been declared effective by the SEC, relates to the possible issuance of a remaining aggregate amount of $387 million of securities which may include ALLETE common stock, first mortgage bonds and other debt securities, and ALLETE Capital II and ALLETE Capital III preferred trust securities. ALLETE also previously filed a registration statement, which has been declared effective by the SEC, relating to the possible issuance of $25 million of first mortgage bonds and other debt securities. We may sell all or a portion of the remaining registered securities if warranted by market conditions and our capital requirements. Any offer and sale of the above mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

INVESTMENTS
   As investments in emerging technology companies are sold, we recognize a gain or loss. Our direct investment in the companies that have gone public, which we account for as available-for-sale securities, had a cost basis of approximately $10 million at December 31, 2002 ($7 million at December 31, 2001). The aggregate market value of our investment in these companies at December 31, 2002 was $6 million ($12 million at December 31, 2001). We believe the decline in market value that has occurred since second quarter 2002 is temporary. We have the ability and intent to hold these investments until the market recovers. These investments provide us with access to developing technologies before their commercial debut, as well as potential financial returns. We view these investments as a source of capital for redeployment in existing businesses.
--------------------------------------------------------------------------------

                                                                         PAYMENTS DUE BY PERIOD
                                          ------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                     TOTAL      LESS THAN 1 YEAR    1 TO 3 YEARS    4 TO 5 YEARS       AFTER 5 YEARS
==============================================================================================================================
MILLIONS
Long-Term Debt                            $  945.0          $283.7            $108.9          $344.6             $207.8
Quarterly Income Preferred Securities         75.0               -                 -               -               75.0
Operating Lease Obligations                  120.0            17.5              34.5            15.6               52.4
Unconditional Purchase Obligations           772.6            75.1             128.5            77.2              491.8
------------------------------------------------------------------------------------------------------------------------------
                                          $1,912.6          $376.3            $271.9          $437.4             $827.0
==============================================================================================================================

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
   Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on our consolidated balance sheet.
   Quarterly Income Preferred Securities represent all of the preferred trust securities issued by ALLETE Capital I, a wholly owned statutory trust of the Company. ALLETE owns all of the common trust securities issued by ALLETE Capital
I. (See Note 14.)
   Unconditional purchase obligations represent our Square Butte and Kendall County power purchase agreements, and minimum purchase commitments under coal and rail contracts.
   Under our power purchase agreement with Square Butte that extends through 2026, we are obligated to pay our pro rata share of Square Butte's costs based on our entitlement to the output of Square Butte's 455 MW coal-fired generating unit near Center, North Dakota. Our payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. The table above reflects our share of future debt service based on our current output entitlement of 71%. After 2005 Minnkota Power has the option to reduce our entitlement by 5% annually, to a minimum of 50%. (See Note 13.)
   Under the Kendall County agreement, we pay a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit near Chicago, Illinois. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. (See Note 13.)

--------------------------------------------------------------------------------
                                     PAGE 43

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


   SPLIT ROCK ENERGY. We provide up to $50.0 million in credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At December 31, 2002 $10.5 million was used to support actual obligations ($3.4 million at December 31, 2001). The credit support generally expires within one year from the date of issuance.
   EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through the minority ownership of preferred stock, common stock and equity interests in limited liability companies. The investments are in both privately-held and publicly-held entities. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $7.7 million at December 31, 2002 ($11.0 million at December 31, 2001). We expect approximately $1 million of the future commitment to be invested in 2003, with the balance to be invested at various times through 2007.

CREDIT RATINGS
   Our securities have been rated by Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. (Standard & Poor's) and by Moody's Investors Service, Inc. (Moody's). On January 27, 2003 Standard & Poor's placed our BBB+ corporate credit rating on CREDITWATCH DEVELOPING following our public acknowledgement that we are considering a major corporate restructuring that could ultimately result in a separation of our two core businesses. We are unable to predict if such a separation would have a significant effect on our credit quality.

                                     STANDARD &
CREDIT RATINGS                         POOR'S           MOODY'S
=================================================================
Issuer Credit Rating                   BBB+              Baa2
Commercial Paper                       A-2               P-2
Senior Secured
   First Mortgage Bonds                A                 Baa1
   Pollution Control Bonds             A                 Baa1
Senior Unsecured
   Senior Notes                        BBB               Baa2
   Unsecured Debt                      BBB               Baa2
Quarterly Income Preferred
   Securities                          BBB-              Baa3
=================================================================

   Rating agencies use both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective. The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

PAYOUT RATIO
   In 2002 we paid out 66% (59% in 2001; 51% in 2000) of our per share earnings in dividends. Excluding the gain related to the ACE transaction, in 2000 we paid out 64% of our per share earnings in dividends.

CAPITAL REQUIREMENTS

   Consolidated capital expenditures totaled $205.8 million in 2002 ($153.0 million in 2001; $168.7 million in 2000). Expenditures for 2002 included $80.9 million for Energy Services, $71.1 million for Automotive Services and $5.7 million for Investments and Corporate Charges. Expenditures for 2002 also included $48.1 million related to Discontinued Operations ($44.2 million to maintain our Water Services businesses while they are in the process of being sold; $3.9 million to buy previously leased auto transport trucks). Internally generated funds were the primary source of funding for these expenditures.
   Capital expenditures are expected to be $134 million in 2003 and total about $400 million for 2004 through 2007. Capital expenditures through 2007 are lower than in the past because we anticipate no new major construction of facilities. The 2003 amount includes $74 million for Energy Services and $55 million for Automotive Services. Energy Services' expenditures are for system component replacement and upgrades, telecommunication fiber and coal handling equipment. Automotive Services' expenditures are for new auctions currently under construction, expansions and on-going improvements at existing vehicle auction facilities and associated computer systems. The 2003 amount also includes $5 million to maintain our Water Services businesses until they are sold in 2003. We expect to finance a $33 million investment in new coal handling equipment with an existing long-term line of credit and use internally generated funds to fund all other capital expenditures.

MARKET RISK

SECURITIES INVESTMENTS
   Our securities investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities and recorded at fair value. At December 31, 2002 our available-for-sale securities portfolio consisted of minority interests in the common stock of publicly-traded corporations held in our Emerging Technology portfolio, and securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $20.9 million at December 31, 2002 ($26.5 million at December 31, 2001).
   As part of our Emerging Technology portfolio, we also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for under the cost method and included with Investments on our consolidated balance sheet. The total carrying value of these investments was $38.7 million at

--------------------------------------------------------------------------------
                                     PAGE 44

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


INTEREST RATE SENSITIVE                                         PRINCIPAL CASH FLOW BY EXPECTED MATURITY DATE
FINANCIAL INSTRUMENTS                         ---------------------------------------------------------------------------------
                                                                                                                        FAIR
DECEMBER 31, 2002                              2003       2004        2005    2006      2007   THEREAFTER   TOTAL       VALUE
===============================================================================================================================
DOLLARS IN MILLIONS

Long-Term Debt
   Fixed Rate                                  $28.1       $5.1       $0.7    $91.4    $165.7    $336.0     $627.0     $673.4
   Average Interest Rate - %                     6.5        6.5        7.8      7.7       7.3       7.1        7.2          -
   Variable Rate                              $255.6      $10.5       $0.7     $0.5      $3.0     $47.7     $318.0     $318.2
   Average Interest Rate - % <F1>                4.1        3.5        3.2      3.2       2.0       1.9        3.7          -
Mandatorily Redeemable Preferred
 Securities of Subsidiary                          -          -          -        -         -     $75.0      $75.0      $75.5
   Average Distribution Rate - %                   -          -          -        -         -      8.05       8.05          -
===============================================================================================================================

<F1> ASSUMES RATE IN EFFECT AT DECEMBER 31, 2002 REMAINS CONSTANT THROUGH REMAINING TERM.

December 31, 2002 ($40.6 million at December 31, 2001). Our policy is to periodically review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

INTEREST RATE SWAP
   In October 2001 we entered into an interest rate swap agreement with a notional amount of $250 million to hedge $250 million of floating rate debt issued in October 2000. Under the 15-month swap agreement, we made fixed quarterly payments based on a fixed rate of 3.2% and received payments at a floating rate based on LIBOR (1.8% at December 31, 2002). The swap expired in January 2003 and the Company did not enter into any new interest rate swap agreements.

FOREIGN CURRENCY
   Our foreign currency exposure is limited to the conversion of operating results of our Canadian and Mexican subsidiaries. We have not entered into any foreign exchange contracts to hedge the conversion of our Canadian or Mexican operating results into United States dollars. Mexican operations which began in 2002 were not material.

POWER MARKETING
   Minnesota Power purchases power for retail sales in our electric utility service territory and sells excess generation in the wholesale market. We have about 500 MW of nonregulated generation available for sale to the wholesale market. Our nonregulated generation includes about 225 MW from Taconite Harbor in northern Minnesota that was acquired in October 2001. It also includes 275 MW of generation obtained through a 15-year agreement, which commenced in May 2002, with NRG Energy at the Kendall County facility near Chicago, Illinois. Under the Kendall County agreement, we pay a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. Our strategy is to sell a significant portion of nonregulated generation through long-term contracts of various durations. The balance will be sold in the spot market through short-term agreements. We currently have two long-term forward capacity and energy contracts related to generation obtained through the Kendall County agreement. Each is for 50 MW, with one having a 10-year term and the other a 15-year term.
   The services of Split Rock Energy are used to fulfill purchase requirements for retail load and to market excess generation. We own 50% of Split Rock Energy which was formed in 2000 with Great River Energy to provide us with least cost supply, maximize the value of our generation assets and maximize power marketing revenue within prescribed limits. Split Rock Energy operates in the wholesale energy markets, and engages in marketing activities by entering into forward and option contracts for the purchase and sale of electricity. These contracts are primarily short-term in nature with maturities of less than one year. Although Split Rock Energy generally attempts to balance its purchase and sale positions, commodity price risk sometimes exists or is created. This risk is actively managed through a risk management program that includes policies, procedures and limits established by the Split Rock Energy Board of Governors. Minnesota Power holds two seats on this four member Board.

NEW ACCOUNTING STANDARDS

   SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation, which upon adoption of SFAS 143

--------------------------------------------------------------------------------
                                     PAGE 45

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART II


by the Company will require a reclassification to a liability. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143 and anticipate no material impact on our financial position and results of operations.
   In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions apply to fiscal years ending after December 15, 2002. We do not believe the adoption of this Interpretation will have a material impact on our financial position or results of operations.
   In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. We are reviewing certain auction facility lease agreements entered into by ADESA prior to January 2003 to determine (1) if the lessor is a variable interest entity, and (2) if we should consolidate the lessor. If it is ultimately determined that the lessor is a variable interest entity that should be included in our consolidated financial statements, we estimate that we will record approximately $73 million in property, plant and equipment, and $73 million in long-term debt. Any recognition of these amounts would first occur in the third quarter of 2003.
   In October 2002 the FASB's Emerging Issues Task Force rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The ruling took effect January 1, 2003 for existing contracts and immediately for contracts entered into after October 25, 2002. Early adoption is permitted. In general, EITF 98-10 required energy trading contracts to be marked-to-market with resulting gains and losses recognized in income. Any gains or losses recognized under the provisions of EITF 98-10 through the end of 2002 will be reversed under the transitional provisions contained in the rescission. We were required to account for the Kendall County agreement under EITF 98-10 which resulted in the recognition of $4.7 million of mark-to-market pre-tax income in the second quarter of 2002 ($0 in 2001). We adopted the rescission of EITF 98-10 in the fourth quarter of 2002 and reversed the mark-to-market income recognized earlier in the year. The Kendall County agreement is not a derivative under SFAS 133, "Accounting for Derivative Investments and Hedging Activities."
                         ------------------------------
   READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE
HEADING: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 18 OF THIS FORM 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk for information related to quantitative and qualitative disclosure about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See our consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and supplementary data, also included, which are indexed in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

--------------------------------------------------------------------------------
                                     PAGE 46

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required for this Item is incorporated by reference herein and will be set forth under the "Election of Directors" section in our Proxy Statement for the 2003 Annual Meeting of Shareholders, except for information with respect to executive officers which is set forth in Part I hereof. The 2003 Proxy Statement will be filed with the SEC within 120 days after the end of our 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

   The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required for this Item is incorporated by reference herein from the "Security of Ownership of Beneficial Owners and Management" and the "Equity Compensation Plan Information" sections in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

ITEM 14. CONTROLS AND PROCEDURES

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

--------------------------------------------------------------------------------
                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Certain Documents Filed as Part of this Form 10-K.

(1) Financial Statements                                                  PAGE
      ALLETE
      Report of Independent Accountants.....................................56
      Consolidated Balance Sheet at
       December 31, 2002 and 2001...........................................57
      For the Three Years Ended December 31, 2002
       Consolidated Statement of Income.....................................58
       Consolidated Statement of Cash Flows.................................59
       Consolidated Statement of Shareholders' Equity.......................60
      Notes to Consolidated Financial Statements.........................61-77

(2) Financial Statement Schedules
      Report of Independent Accountants on
       Financial Statement Schedule.........................................78
      Schedule II - ALLETE Valuation and
       Qualifying Accounts and Reserves.....................................78

    All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the consolidated financial statements or the notes.

(3) Exhibits including those incorporated by reference


--------------------------------------------------------------------------------
                                     PAGE 47

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                    PART IV


EXHIBIT NUMBER
--------------------------------------------------------------------------------
      *2 - Amendment and Restatement of Asset Purchase  Agreement by and between
           Florida Water Services Corporation and Florida Water Services Authority dated as of December 20, 2002 (filed as Exhibit 2 to the December 20, 2002 Form 8-K, File No. 1-3548).

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


--------------------------------------------------------------------------------
                                     PAGE 48

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                    PART IV


EXHIBIT NUMBER
--------------------------------------------------------------------------------

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

   *4(k) - Indenture (for Unsecured Debt Securities), dated as of May 15, 1996, between ADESA Corporation and The Bank of New York, as Trustee, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006, and its 8.10% Senior Notes, Series B, Due 2010 (filed as
           Exhibit 4(k) to the 1996 Form 10-K, File No. 1-3548).

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

   *4(n) - Guarantee of Minnesota Power, Inc.(now ALLETE), dated as of March 30,
           2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(a) to the March 31, 2000 Form 10-Q, File No. 1-3548).

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

  *10(b) - Lease Agreement, dated as of March 31, 2000, between  Asset  Holdings
           III,  L.P.,  as Lessor,  and ADESA  Corporation,  as Lessee (filed as
           Exhibit 10(b) to the March 31, 2000 Form 10-Q, File No. 1-3548).

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

--------------------------------------------------------------------------------
                                     PAGE 49

                             ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                    PART IV


EXHIBIT NUMBER
--------------------------------------------------------------------------------

  *10(e) - Assignment of Lease and Rents (without Exhibit A) entered  into as of
           March 31, 2000, by and between Asset Holdings III, L.P., as Lessor, and SunTrust Bank, as Credit Bank (filed as Exhibit 10(e) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(f) - Limited Guaranty of  Minnesota  Power, Inc. (now ALLETE), dated as of
           March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities (filed as Exhibit 10(f) to the March 31, 2000 Form 10-Q, File No. 1-3548).

  *10(g) - Master Agreement (without Exhibits), dated as of July 30, 2001, among
           ADESA Corporation, as a Guarantor, ADESA California, Inc. and certain subsidiaries of ADESA Corporation that may hereafter become party hereto, as Lessees, Atlantic Financial Group, Ltd., as Lessor, certain financial institutions parties hereto, as Lenders, and SunTrust Bank, as Agent (filed as Exhibit 10(g) to the 2001 Form 10-K, File No. 1-3548).

  *10(h) - Master Lease Agreement (without Exhibits), dated as of July 30, 2001, between Atlantic Financial Group, Ltd., as Lessor, and ADESA California, Inc. and certain other subsidiaries of ADESA Corporation, as Lessees (filed as Exhibit 10(h) to the 2001 Form 10-K, File No. 1-3548).

  *10(i) - Loan Agreement, dated as of  July 30, 2001, among Atlantic  Financial
           Group, Ltd., as Lessor and Borrower, the financial institutions party hereto, as Lenders, and SunTrust Bank, as Agent (filed as Exhibit 10(i) to the 2001 Form 10-K, File No. 1-3548).

  *10(j) - Guaranty Agreement from ALLETE, dated as of July 30, 2001, relating to the Master Agreement, dated as of July 30, 2001 (filed as Exhibit 10(j) to the 2001 Form 10-K, File No. 1-3548).

   10(k) - Trust Indenture (without  Exhibits) between  Development Authority of
           Fulton County and SunTrust Bank, as Trustee, dated as of December 1, 2002.

   10(l) - Bond Purchase Agreement (without Exhibits), dated December 1, 2002, for the Development Authority of Fulton County Taxable Economic Development Revenue Bonds (ADESA Atlanta, LLC Project) Series 2002.

   10(m) - Lease  Agreement (without Exhibits) between Development Authority  of
           Fulton County and ADESA Atlanta, LLC, dated as of December 1, 2002.

  *10(n) - Receivables  Purchase Agreement dated  as  of May 31, 2002, among AFC
           Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Fairway Finance Corporation, as initial Purchaser, BMO Nesbitt Burns Corp., as initial Agent and as Purchaser Agent for Fairway Finance Corporation and XL Capital Assurance Inc., as Insurer (filed as Exhibit 10(a) to the June 30, 2002 Form 10-Q, File No. 1-3548).

  *10(o) - Amended and Restated Purchase and Sale Agreement dated  as of May 31,
           2002, between AFC Funding Corporation and Automotive Finance Corporation (filed as Exhibit 10(b) to the June 30, 2002 Form 10-Q, File No. 1-3548).

  *10(p) - Wholesale Power Coordination and Dispatch Operating  Agreement, dated
           April 14, 2000, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC (filed as Exhibit 10(a) to the June 30, 2000 Form 10-Q, File No. 1-3548).

  *10(q) - Letter addressed to  the Federal Energy Regulatory  Commission, dated
           April 21, 2000, amending the Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC (filed as Exhibit 10(b) to the June 30, 2000 Form 10-Q, File No. 1-3548).

  *10(r) - Guarantee  Agreement,  dated  August 16,  2000,  made  by  and  among
           Minnesota Power, Inc. (now ALLETE), CoBank, ACB and ABN AMRO Bank, N.V. (filed as Exhibit 10 to the September 30, 2000 Form 10-Q, File No. 1-3548).

  *10(s) - Power Purchase and Sale Agreement, dated as of  May 29, 1998, between
           Minnesota Power, Inc. (now ALLETE) and Square Butte Electric Cooperative (filed as Exhibit 10 to the June 30, 1998 Form 10-Q, File No. 1-3548).

   10(t) - Second  Amended  and   Restated  Committed Facility   Letter (without
           Exhibits), dated December 24, 2002, to ALLETE from LaSalle Bank National Association, as Agent.

+*10(u)1 - Minnesota  Power (now  ALLETE)   Executive   Annual  Incentive  Plan,
           effective January 1, 1996 (filed as Exhibit 10(a) to the 1995 Form 10-K, File No. 1-3548).

 +10(u)2 - Amendments  through January  2003 to the Minnesota Power (now ALLETE)
           Executive Annual Incentive Plan.

--------------------------------------------------------------------------------
                                     PAGE 50

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     PART IV


EXHIBIT NUMBER
--------------------------------------------------------------------------------
 +*10(v) - Minnesota Power (now  ALLETE) and  Affiliated  Companies Supplemental
           Executive Retirement Plan, as amended and restated, effective August 1, 1994 (filed as Exhibit 10(b) to the 1995 Form 10-K, File No. 1-3548).

 +*10(w) - Executive Investment  Plan-I,  as  amended  and  restated,  effective
           November 1, 1988 (filed as Exhibit 10(c) to the 1988 Form 10-K, File No. 1-3548).

 +*10(x) - Executive  Investment  Plan-II,  as amended and  restated,  effective
           November 1, 1988 (filed as Exhibit 10(d) to the 1988 Form 10-K, File No. 1-3548).

 +*10(y) - Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to the 1988 Form 10-K, File No. 1-3548).

+*10(z)1 - Minnesota   Power   (now  ALLETE)   Executive   Long-Term   Incentive
           Compensation Plan, effective January 1, 1996 (filed as Exhibit 10(a) to the June 30, 1996 Form 10-Q, File No. 1-3548).

 +10(z)2 - Amendments through January 2003 to the  Minnesota  Power (now ALLETE)
           Executive Long-Term Incentive  Compensation Plan.

 +*10(aa)- Minnesota Power (now ALLETE) Director Stock  Plan, effective  January
           1, 1995 (filed as Exhibit 10 to the March 31, 1995 Form 10-Q, File No. 1-3548).

+*10(ab) - Minnesota Power (now ALLETE) Director Long-Term Stock Incentive Plan,
           effective January 1, 1996 (filed as Exhibit 10(b) to the June 30, 1996 Form 10-Q, File No. 1-3548).

 +10(ac) - Minnesota  Power  (now ALLETE)  Director  Compensation  Deferral Plan
           Amended and Restated,  effective  January 1, 1990.

      12 - Computation of Ratios  of  Earnings to Fixed Charges and Supplemental
           Ratios of Earnings to Fixed Charges. (Included as page 79 of this document.)

     *21 - Subsidiaries of the Registrant  (reference is  made to  ALLETE's Form
           U-3A-2 for the year ended December 31, 2002, File No. 69-78).

   23(a) - Consent  of   Independent  Accountants.

   23(b) - Consent of General Counsel.

   99(a) - Certification of Annual  Report dated  February 14, 2003,  signed  by
           David  G.  Gartzke.

   99(b) - Certification  of  Annual  Report  dated February 14, 2003, signed by
           James K. Vizanko.
------------------------------------------------
*  INCORPORATED HEREIN BY REFERENCE AS INDICATED.

+ MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT PURSUANT TO ITEM 15(C) OF FORM 10-K.

(b) Reports on Form 8-K.

    Report on Form 8-K filed October 18, 2002 with respect to Item 7. Financial Statements and Exhibits.

    Report on Form 8-K filed December 10, 2002 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed December 20, 2002 with respect to Item 5. Other Events and Regulation FD Disclosure, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

    Report on Form 8-K filed December 30, 2002 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed January 24, 2003 with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.



--------------------------------------------------------------------------------
                                     PAGE 51

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALLETE, INC.

   Dated: February 14, 2003    By                 David G. Gartzke
                                 -----------------------------------------------
                                                  David G. Gartzke
                                 Chairman, President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                       TITLE                                  DATE
-----------------------------------------------------------------------------------------------------------------------
            David G. Gartzke                          Chairman, President,                       February 14, 2003
----------------------------------------------
            David G. Gartzke                    Chief Executive Officer and Director

            James K. Vizanko                             Vice President,                         February 14, 2003
----------------------------------------------
            James K. Vizanko                    Chief Financial Officer and Treasurer

             Mark A. Schober                      Vice President and Controller                  February 14, 2003
----------------------------------------------
             Mark A. Schober

           Kathleen A. Brekken                              Director                             February 14, 2003
----------------------------------------------
           Kathleen A. Brekken

            Wynn V. Bussmann                                Director                             February 14, 2003
----------------------------------------------
            Wynn V. Bussmann

             Dennis E. Evans                                Director                             February 14, 2003
----------------------------------------------
             Dennis E. Evans

            Peter J. Johnson                                Director                             February 14, 2003
----------------------------------------------
            Peter J. Johnson

             George L. Mayer                                Director                             February 14, 2003
----------------------------------------------
             George L. Mayer

             Jack I. Rajala                                 Director                             February 14, 2003
----------------------------------------------
             Jack I. Rajala

               Nick Smith                                   Director                             February 14, 2003
----------------------------------------------
               Nick Smith

            Bruce W. Stender                                Director                             February 14, 2003
----------------------------------------------
            Bruce W. Stender

           Donald C. Wegmiller                              Director                             February 14, 2003
----------------------------------------------
           Donald C. Wegmiller


--------------------------------------------------------------------------------
                                     PAGE 52

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                 CERTIFICATIONS


     I, David G. Gartzke, certify that:

1.   I have reviewed this annual report on Form 10-K of ALLETE, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.   Designed  such  disclosure controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in   this   annual   report  our  conclusions  about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   February 14, 2003                       David G. Gartzke
                                ------------------------------------------------
                                                David G. Gartzke
                                Chairman, President and Chief Executive Officer


--------------------------------------------------------------------------------
                                     PAGE 53

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                 CERTIFICATIONS


     I, James K. Vizanko, certify that:

1.   I have reviewed this annual report on Form 10-K of ALLETE, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.   Designed such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in   this  annual   report   our  conclusions  about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:   February 14, 2003                          James K. Vizanko
                                                 -------------------------------
                                                        James K. Vizanko
                                                 Vice President, Chief Financial
                                                      Officer and Treasurer


--------------------------------------------------------------------------------
                                     PAGE 54

                              ALLETE FORM 10-K 2002




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                             FOR THE YEARS ENDED
                                                DECEMBER 31, 2002, 2001 AND 2000
                                          WITH REPORT OF INDEPENDENT ACCOUNTANTS
                                                        AND REPORT OF MANAGEMENT

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                     REPORTS


INDEPENDENT ACCOUNTANTS
                                       [PRICEWATERHOUSECOOPERS LLP LOGO OMITTED]
To the Shareholders and
Board of Directors of ALLETE, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of ALLETE, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of ALLETE, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
   As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 20, 2003

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


David G. Gartzke

David G. Gartzke
Chairman, President and Chief Executive Officer



James Vizanko

James K. Vizanko
Chief Financial Officer



--------------------------------------------------------------------------------
                                     PAGE 56

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED BALANCE SHEET
DECEMBER 31                                                                         2002                          2001
==============================================================================================================================
MILLIONS
Assets
Current Assets
     Cash and Cash Equivalents                                                   $  194.0                      $  220.2
     Trading Securities                                                               1.8                         155.6
     Accounts Receivable                                                            384.4                         431.2
     Inventories                                                                     36.8                          32.0
     Prepayments and Other                                                           14.1                          14.3
     Discontinued Operations                                                         27.3                          42.2
------------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                        658.4                         895.5
Property, Plant and Equipment                                                     1,364.9                       1,323.3
Investments                                                                         170.9                         155.4
Goodwill                                                                            499.8                         494.4
Other Intangible Assets                                                              39.8                          34.8
Other Assets                                                                         67.5                          68.8
Discontinued Operations                                                             345.9                         310.3
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $3,147.2                      $3,282.5
------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Liabilities
Current Liabilities
     Accounts Payable                                                            $  202.6                      $  239.8
     Accrued Taxes, Interest and Dividends                                           36.4                          38.1
     Notes Payable                                                                   74.5                         267.4
     Long-Term Debt Due Within One Year                                             283.7                           6.9
     Other                                                                          111.6                         106.4
     Discontinued Operations                                                         29.4                          45.9
------------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                   738.2                         704.5
Long-Term Debt                                                                      661.3                         933.8
Accumulated Deferred Income Taxes                                                   139.8                         107.0
Other Liabilities                                                                   137.6                         163.5
Discontinued Operations                                                             162.9                         154.9
Commitments and Contingencies
------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                         1,839.8                       2,063.7
------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred Securities of
     Subsidiary ALLETE Capital I Which Holds Solely Company Junior
     Subordinated Debentures                                                         75.0                          75.0
------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock Without Par Value, 130.0 Shares Authorized
     85.6 and 83.9 Shares Outstanding                                               814.9                         770.3
Unearned ESOP Shares                                                                (49.0)                        (52.7)
Accumulated Other Comprehensive Loss                                                (22.2)                        (14.5)
Retained Earnings                                                                   488.7                         440.7
------------------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                1,232.4                       1,143.8
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                       $3,147.2                      $3,282.5
==============================================================================================================================

                           The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                                     PAGE 57

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS


ALLETE CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31                                              2002                  2001               2000
==============================================================================================================================
MILLIONS EXCEPT PER SHARE AMOUNTS
Operating Revenue
    Energy Services
       Utility                                                           $  505.6               $  538.7          $  532.1
       Nonregulated/Nonutility                                              124.7                   80.0              54.3
    Automotive Services                                                     844.1                  832.1             522.6
    Investments                                                              32.5                   74.8              77.4
------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenue                                            1,506.9                1,525.6           1,186.4
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
    Fuel and Purchased Power
       Utility                                                              205.0                  233.1             229.0
       Nonregulated/Nonutility                                               34.1                      -                 -
    Operations
       Utility                                                              197.0                  204.1             208.9
       Nonregulated/Nonutility                                              107.5                   74.9              51.7
       Automotive and Investments                                           703.5                  728.3             464.7
    Interest                                                                 62.2                   74.7              58.8
------------------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                                           1,309.3                1,315.1           1,013.1
------------------------------------------------------------------------------------------------------------------------------
Operating Income Before ACE                                                 197.6                  210.5             173.3

Income from Disposition of Investment in ACE                                    -                      -              48.0
------------------------------------------------------------------------------------------------------------------------------
Operating Income from Continuing Operations                                 197.6                  210.5             221.3

Distributions on Redeemable
    Preferred Securities of ALLETE Capital I                                  6.0                    6.0               6.0

Income Tax Expense                                                           72.6                   74.2              77.0
------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                           119.0                  130.3             138.3

Income from Discontinued Operations                                          18.2                    8.4              10.3
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $  137.2               $  138.7          $  148.6
------------------------------------------------------------------------------------------------------------------------------
Average Shares of Common Stock
    Basic                                                                    81.1                   75.8              69.8
    Diluted                                                                  81.7                   76.5              70.1
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share of Common Stock
    Basic
       Continuing Operations                                                $1.47                  $1.72             $1.97
       Discontinued Operations                                               0.22                   0.11              0.15
------------------------------------------------------------------------------------------------------------------------------
                                                                            $1.69                  $1.83             $2.12
------------------------------------------------------------------------------------------------------------------------------
    Diluted
       Continuing Operations                                                $1.46                  $1.70             $1.96
       Discontinued Operations                                               0.22                   0.11              0.15
------------------------------------------------------------------------------------------------------------------------------
                                                                            $1.68                  $1.81             $2.11
------------------------------------------------------------------------------------------------------------------------------
Dividends Per Share of Common Stock                                         $1.10                  $1.07             $1.07
==============================================================================================================================

                             The accompanying notes are an integral part of these statements.



--------------------------------------------------------------------------------
                                     PAGE 58

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS


ALLETE CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31                                             2002                2001                   2000
==============================================================================================================================
MILLIONS
Operating Activities
    Net Income                                                           $ 137.2             $ 138.7                 $ 148.6
    Gain from Disposition of Investment in ACE                                 -                   -                   (48.0)
    Depreciation and Amortization                                           82.1               101.6                    86.7
    Deferred Income Taxes                                                   26.9                10.3                    (6.6)
    Changes in Operating Assets and Liabilities - Net of the
         Effects of Acquisitions
              Trading Securities                                           153.8               (64.8)                   88.9
              Accounts Receivable                                           74.9               (82.4)                  (77.7)
              Inventories                                                   (3.8)               (3.0)                   (2.2)
              Prepayments and Other Current Assets                           2.0                (9.2)                    3.5
              Accounts Payable                                             (38.0)              (23.9)                   92.7
              Other Current Liabilities                                     (7.8)               16.4                   (30.0)
    Other - Net                                                             25.7                19.9                    19.6
------------------------------------------------------------------------------------------------------------------------------
              Cash from Operating Activities                               453.0               103.6                   275.5
------------------------------------------------------------------------------------------------------------------------------
Investing Activities
    Proceeds from Sale of Investments                                        1.9                 2.6                   146.0
    Additions to Investments                                               (24.5)              (11.2)                  (42.5)
    Additions to Property, Plant and Equipment                            (205.8)             (153.0)                 (168.7)
    Acquisitions - Net of Cash Acquired                                    (32.7)             (157.1)                 (453.0)
    Other - Net                                                             16.7                21.3                    24.4
------------------------------------------------------------------------------------------------------------------------------
              Cash for Investing Activities                               (244.4)             (297.4)                 (493.8)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities
    Issuance of Long-Term Debt                                              18.4               125.2                   306.3
    Issuance of Common Stock                                                43.2               189.2                    23.6
    Changes in Notes Payable - Net                                        (200.5)                5.5                   177.8
    Reductions of Long-Term Debt                                           (14.5)              (18.1)                  (58.8)
    Redemption of Preferred Stock                                              -                   -                   (31.5)
    Dividends on Preferred and Common Stock                                (89.2)              (81.8)                  (75.4)
------------------------------------------------------------------------------------------------------------------------------
              Cash from (for) Financing Activities                        (242.6)              220.0                   342.0
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                      2.7               (11.3)                   (5.9)
------------------------------------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                        (31.3)               14.9                   117.8

Cash and Cash Equivalents at Beginning of Period <F1>                      234.2               219.3                   101.5
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period <F1>                          $ 202.9             $ 234.2                 $ 219.3
------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Cash Paid During the Period for
         Interest - Net of Capitalized                                     $71.9               $84.2                   $66.3
         Income Taxes                                                      $49.2               $60.5                  $107.1
==============================================================================================================================

<F1> INCLUDED $8.9 MILLION OF CASH FROM DISCONTINUED OPERATIONS AT DECEMBER 31, 2002 ($14.0 MILLION AT DECEMBER 31, 2001).

                                   The accompanying notes are an integral part of these statements.




--------------------------------------------------------------------------------
                                     PAGE 59

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                               ACCUMULATED
                                                  TOTAL                           OTHER        UNEARNED                 CUMULATIVE
                                              SHAREHOLDERS'   RETAINED        COMPREHENSIVE      ESOP         COMMON     PREFERRED
                                                 EQUITY       EARNINGS        INCOME (LOSS)     SHARES        STOCK       STOCK
====================================================================================================================================
MILLIONS
Balance at December 31, 1999                    $  817.3      $ 310.6            $  2.4        $(59.2)        $552.0      $ 11.5

Comprehensive Income
   Net Income                                      148.6        148.6
   Other Comprehensive Income - Net of Tax
      Unrealized Losses on Securities - Net         (0.7)                          (0.7)
      Foreign Currency Translation Adjustments      (5.9)                          (5.9)
                                                --------
         Total Comprehensive Income                142.0
Common Stock Issued - Net                           24.9                                                        24.9
Redemption of Cumulative Preferred Stock           (11.5)                                                                  (11.5)
Dividends Declared                                 (75.4)       (75.4)
ESOP Shares Earned                                   3.5                                          3.5
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       900.8        383.8              (4.2)        (55.7)         576.9           -

Comprehensive Income
   Net Income                                      138.7        138.7
   Other Comprehensive Income - Net of Tax
      Unrealized Gains on Securities - Net           2.5                            2.5
      Interest Rate Swap                            (1.5)                          (1.5)
      Foreign Currency Translation Adjustments     (11.3)                         (11.3)
                                                --------
         Total Comprehensive Income                128.4
Common Stock Issued - Net                          193.4                                                       193.4
Dividends Declared                                 (81.8)       (81.8)
ESOP Shares Earned                                   3.0                                           3.0
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     1,143.8        440.7             (14.5)         (52.7)        770.3           -

Comprehensive Income
   Net Income                                      137.2        137.2
   Other Comprehensive Income - Net of Tax
      Unrealized Losses on Securities - Net         (8.1)                          (8.1)
      Interest Rate Swap                             1.3                            1.3
      Foreign Currency Translation Adjustments       2.6                            2.6
      Additional Pension Liability                  (3.5)                          (3.5)
                                                --------
         Total Comprehensive Income                129.5
Common Stock Issued - Net                           44.6                                                        44.6
Dividends Declared                                 (89.2)       (89.2)
ESOP Shares Earned                                   3.7                                           3.7
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    $1,232.4      $ 488.7            $(22.2)        $(49.0)       $814.9      $    -
====================================================================================================================================

                                   The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                                     PAGE 60

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

1  BUSINESS SEGMENTS

MILLIONS                                                                                                          INVESTMENTS
                                                                                                                      AND
                                                                             ENERGY            AUTOMOTIVE          CORPORATE
FOR THE YEAR ENDED DECEMBER 31                      CONSOLIDATED            SERVICES            SERVICES            CHARGES
==============================================================================================================================
2002
Operating Revenue                                     $1,506.9                $630.3               $844.1 <F1>       $ 32.5
Operation and Other Expense                            1,137.9                 491.6                613.5              32.8
Depreciation and Amortization Expense                     81.7                  48.8                 32.8               0.1
Lease Expense                                             27.5                   3.2                 24.3                 -
Interest Expense                                          62.2                  18.8                 21.2              22.2
------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                  197.6                  67.9                152.3             (22.6)
Distributions on Redeemable
     Preferred Securities of Subsidiary                    6.0                   2.4                  -                 3.6
Income Tax Expense (Benefit)                              72.6                  23.7                 59.4             (10.5)
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                 119.0                $ 41.8               $ 92.9            $(15.7)
                                                                              ------------------------------------------------
Income from Discontinued Operations                       18.2
--------------------------------------------------------------
Net Income                                            $  137.2
EBITDAL from Continuing Operations                      $369.0                $138.7               $230.6             $(0.3)
Total Assets                                          $3,147.2 <F3>         $1,150.9             $1,472.8 <F2>       $150.3
Property, Plant and Equipment                         $1,364.9                $876.4               $484.4              $4.1
Accumulated Depreciation and Amortization               $879.8                $727.6               $150.0              $2.2
Capital Expenditures                                    $205.8 <F3>            $80.9                $71.1              $5.7
------------------------------------------------------------------------------------------------------------------------------
2001
Operating Revenue                                     $1,525.6                $618.7               $832.1 <F1>        $74.8
Operation and Other Expense                            1,124.6                 463.5                610.9              50.2
Depreciation and Amortization Expense                     88.9                  45.9                 42.7               0.3
Lease Expense                                             26.9                   2.7                 24.2                 -
Interest Expense                                          74.7                  20.1                 35.3              19.3
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                         210.5                  86.5                119.0               5.0
Distributions on Redeemable
     Preferred Securities of Subsidiary                    6.0                   2.4                    -               3.6
Income Tax Expense (Benefit)                              74.2                  32.4                 44.2              (2.4)
------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                        130.3                $ 51.7               $ 74.8             $ 3.8
                                                                              ------------------------------------------------
Income from Discontinued Operations                        8.4
--------------------------------------------------------------
Net Income                                            $  138.7
EBITDAL from Continuing Operations                      $401.0                $155.2               $221.2             $24.6
Total Assets                                          $3,282.5 <F3>         $1,049.1             $1,515.4 <F2>       $365.5
Property, Plant and Equipment                         $1,323.3                $872.4               $446.7              $4.2
Accumulated Depreciation and Amortization               $828.7                $693.0               $133.4              $2.3
Capital Expenditures                                    $153.0 <F3>            $59.9                $61.0                 -
------------------------------------------------------------------------------------------------------------------------------
2000
Operating Revenue                                     $1,186.4                $586.4               $522.6 <F1>        $77.4
Operation and Other Expense                              860.3                 440.6                370.8              48.9
Depreciation and Amortization Expense                     72.9                  46.2                 26.2               0.5
Lease Expense                                             21.1                   2.8                 18.3                 -
Interest Expense                                          58.8                  21.1                 23.3              14.4
------------------------------------------------------------------------------------------------------------------------------
Operating Income Before ACE                              173.3                  75.7                 84.0              13.6
Income from Disposition of ACE                            48.0                     -                    -              48.0
Distributions on Redeemable
     Preferred Securities of Subsidiary                    6.0                   2.0                    -               4.0
Income Tax Expense                                        77.0                  29.2                 34.1              13.7
------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                        138.3                $ 44.5               $ 49.9             $43.9
                                                                              ------------------------------------------------
Income from Discontinued Operations                       10.3
--------------------------------------------------------------
Net Income                                            $  148.6
EBITDAL from Continuing Operations                      $326.1                $145.8               $151.8             $28.5
Total Assets                                          $2,914.0 <F3>           $942.8             $1,339.0 <F2>       $285.3
Property, Plant and Equipment                         $1,201.1                $787.3               $409.4              $4.4
Accumulated Depreciation and Amortization               $745.6                $661.5                $81.9              $2.2
Capital Expenditures                                    $168.7 <F3>            $63.9                $74.2              $0.2
==============================================================================================================================

<F1> INCLUDED $141.9 MILLION OF CANADIAN OPERATING REVENUE IN 2002 ($139.4 MILLION IN 2001; $107.4 MILLION IN 2000).
<F2> INCLUDED $184.7 MILLION OF CANADIAN ASSETS IN 2002 ($187.6 MILLION IN 2001; $215.6 MILLION IN 2000).
<F3> DISCONTINUED OPERATIONS REPRESENTED $373.2 MILLION OF TOTAL ASSETS IN 2002 ($352.5 MILLION IN 2001; $346.9 MILLION IN 2000) AND
     $48.1 MILLION OF CAPITAL EXPENDITURES IN 2002 ($32.1 MILLION IN 2001; $30.4 MILLION IN 2000).

--------------------------------------------------------------------------------
                                     PAGE 61

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


2  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   FINANCIAL STATEMENT PREPARATION. References in this report to "we" and "our" are to ALLETE and its subsidiaries, collectively. We prepare our financial statements in conformity with generally accepted accounting principles. These principles require management to make informed judgments, best estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.
   PRINCIPLES OF CONSOLIDATION. Our consolidated financial statements include the accounts of ALLETE and all of our majority owned subsidiary companies. All material intercompany balances and transactions have been eliminated in consolidation. Information for prior periods has been reclassified to present comparable information for all periods.
   BUSINESS SEGMENTS. Energy Services and Automotive Services segments were determined based on products and services provided. The Investment and Corporate Charges segment was determined based on short-term corporate liquidity needs and the need to provide financial flexibility to pursue strategic initiatives in the other business segments. We measure performance of our operations through careful budgeting and monitoring of contributions to consolidated net income by each business segment. Discontinued operations included operating results of our Water Services businesses, our auto transport business and our retail store.
   ENERGY SERVICES. Through Minnesota Power, an operating division of ALLETE, Energy Services is engaged in the generation, transmission, distribution and marketing of electricity. In addition, nonregulated/nonutility operations are conducted through BNI Coal, Enventis Telecom and Rainy River Energy, all wholly owned subsidiaries.
   Utility electric service is provided to 147,000 retail customers in northeastern Minnesota and northwestern Wisconsin. Approximately 50% of utility electric sales are to large power customers (which consists of five taconite producers, five paper and pulp mills, two pipeline companies and one manufacturer) under all-requirements contracts with expiration dates extending from September 2004 through December 2008. Utility electric rates are under the jurisdiction of various state and federal regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for service provided but not billed. Utility electric rates include adjustment clauses that bill or credit customers for fuel and purchased energy costs above or below the base levels in rate schedules and that bill retail customers for the recovery of CIP expenditures not collected in base rates.
   Minnesota Power, along with Rainy River Energy, also engages in nonregulated electric generation and power marketing. Nonregulated generation is non-rate base generation sold at market-based rates to the wholesale market.
   Split Rock Energy is a joint venture of Minnesota Power and Great River Energy which combines the two companies' power supply capabilities and customer loads for power pool operations and generation outage protection. We account for our 50% ownership interest in Split Rock Energy under the equity method of accounting. For the year ended December 31, 2002 our equity income from Split Rock Energy was $7.3 million ($3.6 million in 2001; $0 million in 2000). We received $2.6 million in cash distributions from Split Rock Energy in 2002 ($2.1 million in 2001; $0 million in 2000). We purchase power from Split Rock Energy to serve native load requirements and sell generation to Split Rock Energy. Purchases and sales are at market rates. In 2002 we made power purchases from Split Rock Energy of $34.3 million ($56.1 million in 2001; $25.1 million in
2000) and power sales to Split Rock Energy of $14.5 million ($13.3 million in 2001; $11.7 million in 2000).
   BNI Coal mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. Square Butte supplies approximately 71% (323 MW) of its output to Minnesota Power under a long-term contract. (See Note 13.)
   Enventis Telecom is our telecommunications business which is an integrated data services provider offering fiber optic-based communication and advanced data services to businesses and communities in Minnesota, Wisconsin and Missouri.
   AUTOMOTIVE SERVICES. Automotive Services include several wholly owned subsidiaries operating as integral parts of the vehicle redistribution business.
   ADESA is the second largest wholesale vehicle auction network in North America. ADESA owns or leases, and operates 52 wholesale vehicle auctions in the United States and Canada through which used cars and other vehicles are sold to franchised automobile dealers and licensed used car dealers. Sellers at ADESA's auctions include domestic and foreign auto manufacturers, car dealers, automotive fleet/lease companies, banks and finance companies. ADESA Impact has 25 auction facilities in the United States and Canada that provide total loss vehicle services to insurance, vehicle leasing and rental car companies. AFC provides inventory financing for wholesale and retail automobile dealers who purchase vehicles at auctions. AFC has 81 loan production offices located across the United States and Canada. These offices provide qualified dealers credit to purchase vehicles at any of the 500 plus auctions and other outside sources approved by AFC. PAR provides customized vehicle remarketing services, including nationwide repossessions and the liquidation of off-lease vehicles, to various businesses with fleet operations. AutoVIN provides technology-enabled vehicle inspection services and inventory auditing to the automotive industry. ADESA, ADESA Impact, PAR and AutoVIN recognize revenue when services are performed. AFC's revenue is comprised of gains on sales

--------------------------------------------------------------------------------
                                     PAGE 62

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

of receivables, and interest, fee and servicer income. As is customary for finance companies, AFC's revenue is reported net of interest expense of $1.3 million in 2002 ($3.4 million in 2001; $2.7 million in 2000). AFC generally sells its United States dollar denominated finance receivables through a private securitization structure. Gains and losses on such sales are generally recognized at the time of settlement based on the difference between the sales proceeds and the allocated basis of the finance receivables sold, adjusted for transaction fees. AFC also retains the right to service receivables sold through securitization and receives a fee for doing so.
   INVESTMENTS AND CORPORATE CHARGES. Investments and Corporate Charges include real estate operations, investments in emerging technologies related to the electric utility industry and general corporate expenses, including interest, not specifically related to any one business segment. Our real estate operations include several wholly owned subsidiaries and an 80% ownership in Lehigh. All are Florida companies, which through their subsidiaries, own real estate in Florida. Real estate revenue is recognized on the accrual basis. Also included in Investments and Corporate Charges was our trading securities portfolio which was liquidated during the second half of 2002.
   DEPRECIATION. Property, plant and equipment are recorded at original cost and are reported on the balance sheet net of accumulated depreciation. Expenditures for additions and significant replacements and improvements are capitalized; maintenance and repair costs are expensed as incurred. Expenditures for major plant overhauls are also accounted for using this same policy. When nonutility property, plant and equipment are retired or otherwise disposed of, gains or losses are recognized in revenue. When utility property, plant and equipment are retired or otherwise disposed of, no gain or loss is recognized.
   Depreciation  is computed  using the  estimated  useful  lives of the various classes of plant. In 2002 average depreciation rates for the energy and automotive services segments were 3.1% and 4.3% (3.0% and 4.0% in 2001; 3.3% and 3.7% in 2000).
   ASSET IMPAIRMENTS. We periodically review our long-lived assets whenever events indicate the carrying amount of the assets may not be recoverable. As of December 31, 2002 and 2001 no write-downs were required.
   ACCOUNTS RECEIVABLE. Accounts receivable are reported on the balance sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, the size of the portfolio, overall portfolio quality, review of specific problems and such other factors that in our judgment deserve recognition in estimating losses.
   AFC, through a wholly owned subsidiary, sells certain finance receivables through a revolving private securitization structure. On May 31, 2002 AFC and its subsidiary entered into a revised securitization agreement that allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The revised agreement expires in 2005. The securitization agreement in place prior to May 31, 2002 limited the sale of undivided interests to $325 million. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became applicable to AFC upon amendment of the securitization agreement, AFC, for accounting purposes, began consolidating the subsidiary used in the securitization structure on June 1, 2002. Previously, AFC's interest in this subsidiary was recorded by ALLETE as residual interest in other current assets ($103 million at December 31, 2001) net of the subsidiary's allowance for doubtful accounts. The residual interest previously reflected in prior periods has been reclassified by ALLETE to accounts receivable to conform to current year presentations.
   AFC managed total receivables of $495.1 million at December 31, 2002 ($500.2 million at December 31, 2001); $191.3 million represent receivables which were included in accounts receivable on our consolidated balance sheet ($233.2 million at December 31, 2001) and $303.8 million represent receivables sold in undivided interests through the securitization agreement ($267.0 million at December 31, 2001) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement. We are not currently aware of any changing circumstances that would put AFC in noncompliance with the covenants.

ACCOUNTS RECEIVABLE
DECEMBER 31                                       2002                   2001
================================================================================
MILLIONS
Trade Accounts Receivable                        $215.2                 $216.8
 Less: Allowance for Doubtful Accounts              8.8                    6.1
--------------------------------------------------------------------------------
                                                  206.4                  210.7
--------------------------------------------------------------------------------
Finance Receivables                               199.7                  243.7
 Less: Allowance for Doubtful Accounts             21.7                   23.2
--------------------------------------------------------------------------------
                                                  178.0                  220.5
--------------------------------------------------------------------------------
Total Accounts Receivable                        $384.4                 $431.2
================================================================================

   INVENTORIES. Inventories, which include fuel, material and supplies, are stated at the lower of cost or market. Cost is determined by the average cost method.
   GOODWILL. All goodwill relates to the Automotive Services segment and represents the excess of cost over identifiable tangible and intangible net assets of businesses acquired. As

--------------------------------------------------------------------------------
                                     PAGE 63

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


required by SFAS 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized after 2001. Prior to 2002 we amortized goodwill on a straight-line basis over 40 years.
   UNAMORTIZED EXPENSE, DISCOUNT AND PREMIUM ON DEBT. Expense, discount and premium on debt are deferred and amortized over the lives of the related issues.
   CASH AND CASH EQUIVALENTS. We consider all investments purchased with maturities of three months or less to be cash equivalents.
   ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no expense is recognized for employee stock options granted. Had we applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," in 2002 we estimate that stock-based compensation expense would have increased $1.5 million after-tax, and basic and diluted earnings per share would have decreased $0.02 (basic and diluted earnings per share would have been impacted by approximately $0.01 in 2001 and 2000); these amounts were calculated using the Black-Scholes option pricing model. Expense is recognized for performance share awards, and amounted to approximately $4 million after-tax in 2002 ($5 million in 2001; $3 million in
2000).
   FOREIGN  CURRENCY  TRANSLATION.   Results  of  operations  for  our  Canadian
subsidiaries are translated into United States dollars using the average exchange rates during the period. Assets and liabilities are translated into United States dollars using the exchange rate on the balance sheet date, except for intangibles and fixed assets, which are translated at historical rates. Resulting translation adjustments are recorded in the Accumulated Other Comprehensive Loss section of Shareholders' Equity on our consolidated balance sheet.
   INCOME TAXES. ALLETE and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each subsidiary based on their taxable income. We account for income taxes using the liability method as prescribed by SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax basis of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.
   NEW ACCOUNTING STANDARDS. SFAS 143, "Accounting for Asset Retirement Obligations," requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Currently, decommissioning amounts collected in Minnesota Power's rates are reported in accumulated depreciation, which upon adoption of SFAS 143 by the Company will require a reclassification to a liability. We are reviewing what additional assets, if any, may have associated retirement costs as defined by SFAS 143 and anticipate no material impact on our financial position and results of operations.
   In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands disclosure requirements for certain guarantees, and requires the recognition of a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions apply to fiscal years ending after December 15, 2002. We do not believe the adoption of this Interpretation will have a material impact on our financial position or results of operations.
   In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. We are reviewing certain auction facility lease agreements entered into by ADESA prior to January 2003 to determine (1) if the lessor is a variable interest entity, and (2) if we should consolidate the lessor. If it is ultimately determined that the lessor is a variable interest entity that should be included in our consolidated financial statements, we estimate that we will record approximately $73 million in property, plant and equipment, and $73 million in long-term debt. Any recognition of these amounts would first occur in the third quarter of 2003.
   In October 2002 the FASB's Emerging Issues Task Force rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The ruling took effect January 1, 2003 for existing contracts and immediately for contracts entered into after October 25, 2002. Early adoption is permitted. In general, EITF 98-10 required energy trading contracts to be marked-to-market with resulting gains and losses recognized in income. Any gains or losses recognized under the provisions of EITF 98-10 through the end of 2002 will be reversed under the transitional provisions contained in the rescission. We were required to account for the Kendall County agreement under EITF 98-10 which resulted in the recognition of $4.7 million of mark-to-market pre-tax income in the second quarter of 2002 ($0 in 2001). We adopted the rescission of EITF 98-10 in the fourth quarter of 2002 and reversed the mark-to-market income recognized earlier in the year. The Kendall County agreement is not a derivative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."


--------------------------------------------------------------------------------
                                     PAGE 64

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


3  GOODWILL AND OTHER INTANGIBLES

   The table below sets forth what reported net income and earnings per share would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill or other intangible assets that are no longer being amortized. All goodwill amortization related to continuing operations.

                                          2002           2001            2000
================================================================================
MILLIONS EXCEPT PER SHARE AMOUNTS
Net Income
     Reported                            $137.2         $138.7          $148.6
     Goodwill Amortization                    -           11.3             7.2
--------------------------------------------------------------------------------
     Adjusted                            $137.2         $150.0          $155.8
--------------------------------------------------------------------------------
Earnings Per Share
     Basic
        Reported                          $1.69          $1.83           $2.12
        Goodwill Amortization                 -           0.15            0.10
--------------------------------------------------------------------------------
        Adjusted                          $1.69          $1.98           $2.22
--------------------------------------------------------------------------------
     Diluted
        Reported                          $1.68          $1.81           $2.11
        Goodwill Amortization                 -           0.15            0.10
--------------------------------------------------------------------------------
        Adjusted                          $1.68          $1.96           $2.21
================================================================================

   We completed the required goodwill impairment testing in the first quarter of 2002 with no resulting impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test.

GOODWILL
================================================================================
MILLIONS
Carrying Value, January 1, 2000                                       $472.8
Acquired During Year                                                    35.9
Amortization                                                           (14.3)
--------------------------------------------------------------------------------
Carrying Value, December 31, 2001                                      494.4
Acquired During Year                                                     5.4
--------------------------------------------------------------------------------
Carrying Value, December 31, 2002                                     $499.8
================================================================================

OTHER INTANGIBLE ASSETS
DECEMBER 31                                      2002                   2001
================================================================================
MILLIONS
Customer Relationships                          $29.6                  $22.4
Computer Software                                32.6                   25.1
Other                                             6.8                    7.5
Accumulated Amortization                        (29.2)                 (20.2)
--------------------------------------------------------------------------------
Total                                           $39.8                  $34.8
================================================================================

   Other Intangible Assets are amortized using the straight-line method over periods of two to forty years. Amortization expense for Other Intangible Assets was $10.2 million in 2002 ($8.5 million in 2001; $4.7 million in 2000) and is expected to be about $10 million per year until fully amortized.

4  ACQUISITIONS

   ADESA AUCTION FACILITIES. In January 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of Auto Placement Center (now ADESA Impact) in transactions with an aggregate value of $62.4 million. In May 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. ADESA Impact and ADESA Tulsa were accounted for using the purchase method and financial results have been included in our consolidated financial statements since the date of purchase. Pro forma financial results were not material. ComSearch was accounted for as a pooling of interests. Financial results for prior periods have not been restated to reflect this pooling due to immateriality.
   In February 2000 ADESA purchased the Mission City Auto Auction in San Diego, California. In May 2000 ADESA Canada purchased the remaining 27% of Impact Auto. ADESA Canada acquired 20% of Impact Auto on October 1, 1995, 27% in March 1999 and another 26% in January 2000. In June 2000 ADESA acquired all of the outstanding common shares of Auction Finance Group, Inc. (AFG). AFG owned CAAG Auto Auction Holdings Ltd., which was doing business as Canadian Auction Group. In August 2000 ADESA acquired Beebe Auto Exchange, Inc. and 51% of Interstate Auto Auction. In October 2000 ADESA purchased nine auction facilities from Manheim Auctions, Inc. These transactions had a combined purchase price of approximately $438 million and resulted in goodwill of $298 million. We used the purchase method of accounting for these transactions. Financial results have been included in our consolidated financial statements since the date of each purchase. Pro forma financial results were not material.
   ACQUISITION OF ENVENTIS, INC. In July 2001 we acquired Enventis, Inc., a data network systems provider headquartered in the Minneapolis-St. Paul area. In connection with this acquisition, we issued 310,878 shares of ALLETE common stock. Enventis was accounted for as a pooling of interests. Financial results for prior periods have not been restated to reflect this pooling due to immateriality.
   ACQUISITION OF GENERATING FACILITY. In October 2001 we acquired certain non-mining properties from LTV and Cleveland-Cliffs Inc. for $75 million. The non-mining  properties  included  a  225  MW  nonregulated  electric  generating facility.
   REAL ESTATE ACQUISITIONS. In December 2002 our real estate subsidiary purchased additional land near Palm Coast, Florida. The transaction was accounted for using the purchase method.
   In September 2001 our real estate subsidiary purchased Winter Haven Citi Centre, a retail shopping center. In December 2001 and January 2002 real estate subsidiaries purchased additional land in Palm Coast, Florida. These transactions had a combined purchase price of approximately $31 million and were accounted for using the purchase method.


--------------------------------------------------------------------------------
                                     PAGE 65

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


5  FINANCIAL INSTRUMENTS

   SECURITIES INVESTMENTS. During the second half of 2002 we substantially liquidated our trading securities portfolio and used the proceeds to reduce short-term debt. Prior to liquidation, the trading securities portfolio consisted primarily of the common stock of various publicly traded companies and was included in current assets at fair value. Changes in fair value were recognized in earnings, and the net unrealized gain included in 2001 income was $0.9 million ($2.3 million loss in 2000).
   Investments includes certain securities held for an indefinite period of time and accounted for as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. Available-for-sale securities consist of minority interests in the common stock of publicly-traded corporations held in our Emerging Technology portfolio, and securities in a grantor trust established to fund certain employee benefits. In 2000, we sold 4.7 million shares of ACE Limited which we had accounted for as available-for-sale.

AVAILABLE-FOR-SALE SECURITIES
================================================================================
MILLIONS
                                             GROSS
                                           UNREALIZED                FAIR
AT DECEMBER 31           COST         GAIN        (LOSS)             VALUE
--------------------------------------------------------------------------------
2002                    $25.4          $0.7        $(5.2)            $20.9
2001                    $18.1         $10.3        $(1.9)            $26.5
2000                    $10.8         $14.5            -             $25.3
--------------------------------------------------------------------------------
                                                                       NET
                                                                   UNREALIZED
                                                                   GAIN (LOSS)
                                           GROSS                    IN OTHER
YEAR ENDED              SALES             REALIZED                COMPREHENSIVE
DECEMBER 31            PROCEEDS        GAIN       (LOSS)             INCOME
--------------------------------------------------------------------------------
2002                    $12.1          $1.0          -              $(11.8)
2001                        -             -          -                $3.6
2000                   $129.9         $49.1          -               $(0.5)
================================================================================

   As part of our Emerging Technology portfolio, we also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for under the cost method and included with Investments on our consolidated balance sheet. The total carrying value of these investments was $38.7 million at December 31, 2002 ($40.6 million at December 31, 2001). Our policy is to periodically review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.
   FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISKS. In October 2001 we entered into an interest rate swap agreement with a notional amount of $250 million to hedge $250 million of floating rate debt issued in October 2000. Under the 15-month swap agreement, we made fixed quarterly payments based on a fixed rate of 3.2% and received payments at a floating rate based on LIBOR (1.8% at December 31, 2002). The swap was recorded on the balance sheet at fair value and treated as a cash flow hedge with unrealized gains and losses included in accumulated other comprehensive income. The swap expired in January 2003 and the Company did not enter into any new interest rate swap agreements.
   Prior to liquidating the trading securities portfolio, we sold common stock short in strategies designed to reduce market risk. Unrealized gains and losses on short sales were recognized in earnings.
   The fair value of off-balance sheet financial instruments reflected the estimated amounts that we would receive or pay if the contracts were terminated at December 31. This fair value represents the difference between the estimated future receipts and payments under the terms of each instrument, and is estimated by obtaining quoted market prices or by using common pricing models. These fair values should not be viewed in isolation, but rather in relation to the fair value of the underlying hedged transaction.

OFF-BALANCE SHEET RISKS
================================================================================
MILLIONS
                                                                   FAIR VALUE
                                               CONTRACT            RECEIVABLE
DECEMBER 31                                     AMOUNT              (PAYABLE)
--------------------------------------------------------------------------------
2002
Interest Rate Swap                              $250.0               $(0.2)
--------------------------------------------------------------------------------
2001
Short Stock Sales Outstanding                    $19.8               $(0.8)
Interest Rate Swap                              $250.0               $(2.5)
================================================================================

   FAIR VALUE OF FINANCIAL INSTRUMENTS. With the exception of the items listed below, the estimated fair values of all financial instruments approximate the carrying amount. The fair values for the items below were based on quoted market prices for the same or similar instruments.

FINANCIAL INSTRUMENTS

                                    CARRYING                   FAIR
DECEMBER 31                          AMOUNT                    VALUE
================================================================================
MILLIONS
Long-Term Debt
     2002                            $945.0                   $991.6
     2001                            $940.7                   $966.9

Quarterly Income Preferred
  Securities
     2002                             $75.0                    $75.5
     2001                             $75.0                    $74.7
================================================================================


--------------------------------------------------------------------------------
                                     PAGE 66

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


   CONCENTRATION OF CREDIT RISK. Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Minnesota Power sells electricity to about 15 customers in northern Minnesota's taconite, pipeline, paper and wood products industries. Receivables from these customers totaled approximately $10 million at December 31, 2002 ($9 million at December 31, 2001). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers.
   Due to the nature of our Automotive Services' business, substantially all trade and finance receivables are due from automobile dealers and insurance companies. We have possession of automobiles or automobile titles collateralizing a significant portion of the trade and finance receivables.

6  INVESTMENT IN ACE

   In May 2000 we recorded a $30.4 million, or $0.44 per share, after-tax gain on the sale of 4.7 million shares of ACE Limited. We received 4.7 million shares of ACE plus $25.1 million in December 1999 when Capital Re merged with ACE. At the time of the merger we owned 7.3 million shares, or 20%, of Capital Re.

7  JOINTLY OWNED ELECTRIC FACILITY

   We own 80% of the 531-MW Boswell Energy Center Unit 4 (Boswell Unit 4). While we operate the plant, certain decisions about the operations of Boswell Unit 4 are subject to the oversight of a committee on which we and Wisconsin Public Power, Inc. (WPPI), the owner of the other 20% of Boswell Unit 4, have equal representation and voting rights. Each of us must provide our own financing and is obligated to pay our ownership share of operating costs. Our share of direct operating expenses of Boswell Unit 4 is included in operating expense on our consolidated statement of income. Our 80% share of the original cost included in electric plant at December 31, 2002 was $310 million ($309 million at December 31, 2001). The corresponding accumulated depreciation balance was $170 million at December 31, 2002 ($163 million at December 31, 2001).

8  REGULATORY MATTERS

   We file for periodic rate revisions with the Minnesota Public Utilities Commission (MPUC), the Federal Energy Regulatory Commission and other state regulatory authorities. Interim rates in Minnesota are placed into effect, subject to refund with interest, pending a final decision by the appropriate commission. In 2002 31% of our consolidated operating revenue (31% in 2001; 41% in 2000) was under regulatory authority. The MPUC had regulatory authority over approximately 25% in 2002 (25% in 2001; 33% in 2000) of our consolidated operating revenue.
   ELECTRIC RATES. New federal legislation and FERC regulations have been proposed that aim to maintain reliability, assure adequate energy supply, and address wholesale price volatility while encouraging wholesale competition. Legislation or regulation that initiates a process which may lead to retail customer choice of their electric service provider currently lacks momentum in both Minnesota and Wisconsin. Legislative and regulatory activity as well as the actions of competitors affect the way Minnesota Power strategically plans for its future. We cannot predict the timing or substance of any future legislation or regulation.
   DEFERRED REGULATORY CHARGES AND CREDITS. Our utility operations are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." We capitalize as deferred regulatory charges incurred costs which are probable of recovery in future utility rates. Deferred regulatory credits represent amounts expected to be credited to customers in rates. Deferred regulatory charges and credits are included in other assets and other liabilities on our consolidated balance sheet.

DEFERRED REGULATORY CHARGES AND CREDITS
DECEMBER 31                                      2002                2001
================================================================================
MILLIONS
Deferred Charges
    Income Taxes                                $ 11.8              $ 12.8
    Conservation Improvement Programs              0.1                 0.3
    Premium on Reacquired Debt                     3.9                 4.5
    Other                                          4.2                 0.4
--------------------------------------------------------------------------------
                                                  20.0                18.0
Deferred Credits
    Income Taxes                                  39.5                63.2
--------------------------------------------------------------------------------
Net Deferred Regulatory Liabilities             $(19.5)             $(45.2)
================================================================================


--------------------------------------------------------------------------------
                                     PAGE 67

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


9  DISCONTINUED OPERATIONS

   In September 2001 we began a process of systematically evaluating our businesses to determine the strategic value of our assets and explore ways to unlock that value. As a result, our management and Board of Directors committed to a plan to sell our Water Services businesses. Water Services includes water and wastewater services operated by several wholly owned subsidiaries in Florida, North Carolina and Georgia. During the first half of 2002 we exited our nonregulated water subsidiaries, our auto transport business and our retail store. The financial results for all of these businesses have been accounted for as discontinued operations. Accordingly, we ceased depreciation of assets related to these businesses in the fourth quarter of 2001. Depreciation expense in 2001 was $7.5 million after tax ($8.1 million after tax for 2000).
     In September 2002 Florida Water entered into an agreement to sell its assets to FWSA, a governmental authority that was established by an interlocal agreement between the cities of Gulf Breeze and Milton, Florida. On December 20, 2002 Florida Water signed an amended asset purchase agreement adjusting the sales price for the sale of substantially all of its assets to the FWSA. The sales price was adjusted to $456.5 million from $471 million. This adjustment was made to reflect primarily higher interest rates on bonds to be issued by the FWSA to finance the transaction.
   Florida Water anticipates receiving approximately $420 million at closing and an additional $36.5 million three years after closing once certain contingencies have been satisfied. In addition, Florida Water expects to receive up to $36 million of future customer hookup fees to be paid over the next six years. The revised purchase price, combined with the additional payments, brings the total amount expected to be received in the transaction to $492.5 million. Cash proceeds to ALLETE after taxes and repayment of existing debt are expected to be approximately $180 million in 2003, and $250 million for the entire transaction. The gain on the transaction is estimated at $100 million after taxes and related costs. While the majority of the cash will be received at closing, the gain is hoped to be recognized in future years as required by accounting rules.
   Eleven lawsuits seeking to halt the sale of Florida Water assets to the FWSA have been filed, primarily by local governments which had hoped to purchase Florida Water's assets through a competing buyer. Pursuant to notice given on January 28, 2003, the FPSC held an agenda conference on February 4, 2003 in which it ordered Florida Water to file, in advance of closing the transaction, an application requesting approval of the transfer of its assets to the FWSA, and further ordered Florida Water to refrain from closing the transaction before FPSC approval. Florida Water is asking a court to determine that the FPSC may not delay closing of the sale and is required by law to approve this transfer as a matter of right. Florida Water considers the lawsuits to be without merit and is vigorously contesting these lawsuits. Litigation challenging this transaction continues to delay its closing.
   We are using an investment banking firm to facilitate the sale of Heater Utilities, Inc. and Georgia Water Services Corporation and discussions with prospective buyers are in process. We expect to sell these businesses in 2003.

SUMMARY OF DISCONTINUED OPERATIONS
================================================================================
MILLIONS
INCOME STATEMENT

YEAR ENDED DECEMBER 31               2002             2001              2000
--------------------------------------------------------------------------------
Operating Revenue                   $123.9           $149.3            $145.5

Pre-Tax Income
    from Operations                  $36.4            $21.5             $17.8
Income Tax Expense                    14.3              8.7               7.5
--------------------------------------------------------------------------------
                                      22.1             12.8              10.3
--------------------------------------------------------------------------------
Loss on Disposal                      (5.8)            (6.8)                -
Income Tax Benefit                    (1.9)            (2.4)                -
--------------------------------------------------------------------------------
                                      (3.9)            (4.4)                -
--------------------------------------------------------------------------------
Income from
    Discontinued Operations          $18.2            $ 8.4             $10.3
--------------------------------------------------------------------------------
BALANCE SHEET INFORMATION

DECEMBER 31                                           2002             2001
--------------------------------------------------------------------------------
Assets of Discontinued Operations
    Cash and Cash Equivalents                        $  8.9            $ 14.0
    Other Current Assets                               18.4              28.2
    Property, Plant and Equipment                     311.4             280.8
    Other Assets                                       34.5              29.5
--------------------------------------------------------------------------------
                                                     $373.2            $352.5
--------------------------------------------------------------------------------
Liabilities of Discontinued Operations
    Current Liabilities                              $ 29.4            $ 45.9
    Long-Term Debt                                    125.8             128.7
    Other Liabilities                                  37.1              26.2
--------------------------------------------------------------------------------
                                                     $192.3            $200.8
================================================================================


--------------------------------------------------------------------------------
                                     PAGE 68

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


10  LONG-TERM DEBT

LONG-TERM DEBT
DECEMBER 31                                                       2002                    2001
=================================================================================================
MILLIONS
First Mortgage Bonds
     Floating Rate Due 2003                                      $250.0                  $250.0
     6 1/4% Series Due 2003                                        25.0                    25.0
     6.68% Series Due 2007                                         20.0                    20.0
     7% Series Due 2007                                            60.0                    60.0
     7 1/2% Series Due 2007                                        35.0                    35.0
     7 3/4% Series Due 2007                                        50.0                    50.0
     7% Series Due 2008                                            50.0                    50.0
     6% Pollution Control Series E Due 2022                       111.0                   111.0

Senior Notes
     7.70% Series A Due 2006                                       90.0                    90.0
     7.80% Due 2008                                               125.0                   125.0
     8.10% Series B Due 2010                                       35.0                    35.0

Variable Demand Revenue Refunding
     Bonds Series 1997 A, B, C and D
     Due 2007 - 2020                                               39.0                    39.0

Other Long-Term Debt, 2.5 - 9.0%
     Due 2003 - 2026                                               55.0                    50.7
-------------------------------------------------------------------------------------------------
Total Long-Term Debt                                              945.0                   940.7

Less Due Within One Year                                         (283.7)                   (6.9)
-------------------------------------------------------------------------------------------------
Net Long-Term Debt                                               $661.3                  $933.8
=================================================================================================

   The aggregate amount of long-term debt maturing during 2003 is $283.7 million ($15.6 million in 2004; $1.4 million in 2005; $91.9 million in 2006; $168.7 million in 2007; and $383.7 million thereafter). Substantially all of our electric plant is subject to the lien of the mortgages securing various first mortgage bonds.
   At December 31, 2002 we had long-term bank lines of credit aggregating $39.7 million ($5.0 million at December 31, 2001). Drawn portions on these lines of credit were $5.5 million in 2002 ($0 million in 2001).
   The 6.68% Series Due 2007 and the 7% Series Due 2007 cannot be redeemed prior to maturity. The 7 1/2% Series Due 2007 are redeemable after August 1, 2005 and the 7% Series Due 2008 are redeemable after March 1, 2006. The remaining bonds may be redeemed in whole or in part at our option according to the terms of the obligations.

11  SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

   We have bank lines of credit aggregating $217.0 million ($264.5 million at December 31, 2001), which make financing available through short-term bank loans and provide credit support for commercial paper. At December 31, 2002, $210.3 million was available for use ($234 million at December 31, 2001). At December 31, 2002 we had issued commercial paper with a face value of $74.0 million ($238.2 million in 2001), with support provided by bank lines of credit.
   Certain lines of credit require a commitment fee of 0.0150%. Interest rates on commercial paper and borrowings under the lines of credit ranged from 1.75% to 1.85% at December 31, 2002 (2.75% to 3.10% at December 31, 2001). The
weighted average interest rate on short-term borrowings at December 31, 2002 was 1.79% (2.96% at December 31, 2001). The total amount of compensating balances at December 31, 2002 and 2001, was immaterial.

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



--------------------------------------------------------------------------------
                                     PAGE 69

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


13  COMMITMENTS, GUARANTEES AND CONTINGENCIES

   SQUARE BUTTE POWER PURCHASE AGREEMENT. Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota Power serves as the operator of the Unit and also purchases power from Square Butte.
   Minnesota Power is entitled to approximately 71% of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5% annually, to a minimum of 50%. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At December 31, 2002 Square Butte had total debt outstanding of $281.9 million. Total annual debt service for Square Butte is expected to be $23.6 million in 2003 through 2007. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.
   Minnesota Power's cost of power purchased from Square Butte during 2002 was $60.9 million ($63.3 million in 2001 and $58.7 million in 2000). This reflects Minnesota Power's pro rata share of total Square Butte costs based on the 71% output entitlement in 2002, 2001 and 2000. Included in this amount was Minnesota Power's pro rata share of interest expense of $13.7 million in 2002 ($14.2 million in 2001; $14.8 million in 2000). Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and FERC.
   LEASING AGREEMENTS. In July 2001 ADESA entered into a lease agreement for the ADESA Golden Gate facility in Tracy, California, which was completed in the third quarter of 2002. The term of the lease is through July 2006 with no renewal options. The cost to the lessor of the facility was approximately $45 million. ADESA has guaranteed up to $38 million of any deficiency in sales proceeds that the lessor realizes in disposing of the leased property. ADESA will receive any sales proceeds in excess of cost.
   ADESA has guaranteed the payment of principal and interest up to $38 million on the lessor's indebtedness. Terms of the mortgage notes payable require, among other things, that ADESA maintain certain minimum financial ratios. It is not practical to estimate the fair value of the guarantee; however, ADESA does not anticipate that it will incur losses as a result of this guarantee. We have guaranteed ADESA's obligation under this lease.
   In April 2000 leases for three ADESA auction facilities (Boston, Charlotte and Knoxville) were refinanced in a $28.4 million lease transaction. The new lease is treated as an operating lease for financial reporting purposes and expires in April 2010 with no renewal options. ADESA has guaranteed up to $23 million of any deficiency in sales proceeds that the lessor realizes in disposing of the leased properties. ADESA is entitled to receive any sales proceeds in excess of $29.3 million.
   ADESA has guaranteed the payment of principal and interest up to $23 million on the lessor's indebtedness, which consists of $28.4 million in mortgage notes payable, due April 1, 2020. Terms of the mortgage notes payable require, among other things, that ADESA maintain certain minimum financial ratios. Interest on the notes varies and is payable monthly. It is not practical to estimate the fair value of the guarantee; however, ADESA does not anticipate that it will incur losses as a result of this guarantee. We have guaranteed ADESA's obligations under this lease.
   We lease other properties and equipment in addition to those listed above under operating lease agreements with terms expiring through 2010. The aggregate amount of future minimum lease payments for operating leases during 2003 is $17.5 million ($13.9 million in 2004; $11.2 million in 2005; $9.4 million in 2006; $9.0 million in 2007; and $59.0 million thereafter). Total rent expense was $27.5 million in 2002 ($26.9 million in 2001; $21.1 million in 2000).
   SPLIT ROCK ENERGY. We provide up to $50.0 million of credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At December 31, 2002 $10.5 million was used to support actual obligations ($3.4 million at December 31, 2001). The credit support generally expires within one year from the date of issuance.


--------------------------------------------------------------------------------
                                     PAGE 70

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


   KENDALL COUNTY POWER PURCHASE AGREEMENT. We have secured 275 MW of nonregulated generation (non rate-base generation sold at market-based rates to the wholesale market) through a tolling agreement with NRG Energy that extends through September 2017. Under the agreement we pay a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit at NRG Energy's Kendall County facility near Chicago, Illinois. The annual fixed capacity charge is $21.8 million. We are also responsible for arranging the natural gas fuel supply.
   Our strategy is to enter into long-term contracts to sell a significant portion of the 275 MW from the Kendall County facility; the balance will be sold in the spot market through short-term agreements. We currently have two 50 MW long-term forward capacity and energy sales contracts for the Kendall County generation, with one expiring in April 2012 and the other in September 2017. Neither the Kendall County agreement nor the related sales contracts are derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."
   EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through the minority ownership of preferred stock, common stock and equity interests in limited liability companies. The investments are in both privately-held and publicly-traded entities. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $7.7 million at December 31, 2002 ($11.0 million at December 31,
2001). We expect approximately $1 million of the future commitment to be invested in 2003, with the balance to be invested at various times through 2007.
   ENVIRONMENTAL MATTERS. Some of our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material.

14  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

   ALLETE Capital I (Trust) was established as a wholly owned statutory trust of the Company for the purpose of issuing common and preferred securities (Trust Securities). In March 1996 the Trust publicly issued three million 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS), representing preferred beneficial interests in the assets held by the Trust. The proceeds from the sale of the QUIPS, and from common securities of the Trust issued to us, were used by the Trust to purchase from us $77.5 million of 8.05% Junior Subordinated Debentures, Series A, Due 2015 (Subordinated Debentures), resulting in net proceeds to us of $72.3 million. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.05% of the liquidation preference value of $25 per security. We have the right to defer interest payments on the Subordinated Debentures which would result in the similar deferral of distributions on the QUIPS during extension periods up to 20 consecutive quarters. We are the owner of all of the common trust securities, which constitute approximately 3% of the aggregate liquidation amount of all the Trust Securities. The sole asset of the Trust is the Subordinated Debentures, interest on which is deductible by us for income tax purposes. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.
   The QUIPS are subject to mandatory redemption upon repayment of the Subordinated Debentures at maturity or upon redemption. We have the option to redeem the Subordinated Debentures at any time.
   We have guaranteed, on a subordinated basis, payment of the Trust's obligations.


--------------------------------------------------------------------------------
                                     PAGE 71

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


15  COMMON STOCK AND EARNINGS PER SHARE

   Our Articles of Incorporation and mortgages contain provisions that, under certain circumstances, would restrict the payment of common stock dividends. As of December 31, 2002 no retained earnings were restricted as a result of these provisions.

SUMMARY OF COMMON STOCK                            SHARES              EQUITY
================================================================================
MILLIONS
Balance at December 31, 1999                        73.5               $552.0
2000   Employee Stock Purchase Plan                  0.1                  1.1
       Invest Direct <F1>                            1.0                 18.8
       Other                                         0.1                  5.0
--------------------------------------------------------------------------------
Balance at December 31, 2000                        74.7                576.9
2001   Public Offering                               6.6                150.0
       Employee Stock Purchase Plan                  0.1                  1.4
       Invest Direct <F1>                            0.8                 18.9
       Other                                         1.7                 23.1
--------------------------------------------------------------------------------
Balance at December 31, 2001                        83.9                770.3
2002   Employee Stock Purchase Plan                  0.1                  1.4
       Invest Direct <F1>                            0.8                 19.6
       Other                                         0.8                 23.6
--------------------------------------------------------------------------------
Balance at December 31, 2002                        85.6               $814.9
================================================================================

<F1> INVEST DIRECT IS ALLETE'S DIRECT STOCK  PURCHASE AND  DIVIDEND REINVESTMENT
     PLAN.

   COMMON STOCK ISSUANCE. In May and June 2001 we sold 6.6 million shares of our common stock in a public offering at $23.68 per share. Total net proceeds of approximately $150 million were used to repay a portion of our short-term borrowings with the remainder invested in short-term instruments.
   SHAREHOLDER RIGHTS PLAN. In 1996 we adopted a rights plan that provides for a dividend distribution of one preferred share purchase right (Right) to be attached to each share of common stock.
   The Rights, which are currently not exercisable or transferable apart from our common stock, entitle the holder to purchase one two-hundredth of a share of ALLETE's Junior Serial Preferred Stock A, without par value, at an exercise price of $45. These Rights would become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender offer which would increase the person's or group's beneficial ownership interest to 15% or more of our common stock, subject to certain exceptions. If the 15% threshold is met, each Right entitles the holder (other than the acquiring person or group) to purchase common stock (or, in certain circumstances, cash, property or other securities of ours) having a market price equal to twice the exercise price of the Right. If we are acquired in a merger or business combination, or 50% or more of our assets or earning power are sold, each exercisable Right entitles the holder to purchase common stock of the acquiring or surviving company having a value equal to twice the exercise price of the Right. Certain stock acquisitions will also trigger a provision permitting the Board of Directors to exchange each Right for one share of our common stock.
   The Rights which expire on July 23, 2006, are nonvoting and may be redeemed by us at a price of $0.005 per Right at any time they are not exercisable. One million shares of Junior Serial Preferred Stock A have been authorized and are reserved for issuance under the plan.
   EARNINGS PER SHARE. The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

RECONCILIATION OF
BASIC AND DILUTED                       BASIC        DILUTIVE        DILUTED
EARNINGS PER SHARE                       EPS        SECURITIES         EPS
================================================================================
2002
Income from
  Continuing Operations                $119.0             -          $119.0
Common Shares                            81.1           0.6            81.7
Per Share from
  Continuing Operations                 $1.47             -           $1.46
--------------------------------------------------------------------------------
2001
Income from
  Continuing Operations                $130.3             -          $130.3
Common Shares                            75.8           0.7            76.5
Per Share from
  Continuing Operations                 $1.72             -           $1.70
--------------------------------------------------------------------------------
2000
Income from
  Continuing Operations                $138.3             -          $138.3
Less: Dividends on
  Preferred Stock                         0.9             -             0.9
--------------------------------------------------------------------------------
                                       $137.4             -          $137.4
Common Shares                            69.8           0.3            70.1
Per Share from
  Continuing Operations                 $1.97             -           $1.96
================================================================================


--------------------------------------------------------------------------------
                                     PAGE 72

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


16  INCOME TAX EXPENSE

INCOME TAX EXPENSE
YEAR ENDED DECEMBER 31                   2002           2001            2000
================================================================================
MILLIONS
Current Tax Expense
   Federal                               $36.7          $52.2           $69.9
   Foreign                                12.6            7.6             8.0
   State                                   7.2            7.8             6.5
--------------------------------------------------------------------------------
                                          56.5           67.6            84.4
Deferred Tax Expense (Benefit)
   Federal                                14.8            6.9            (6.0)
   Foreign                                 0.1            0.2             0.9
   State                                   0.7           (0.1)           (2.7)
--------------------------------------------------------------------------------
                                          15.6            7.0            (7.8)
Change in Valuation Allowance              1.9            1.0             1.8
--------------------------------------------------------------------------------
Deferred Tax Credits                      (1.4)          (1.4)           (1.4)
--------------------------------------------------------------------------------
Income Taxes on
   Continuing Operations                  72.6           74.2            77.0
Income Taxes on
   Discontinued Operations                12.4            6.3             7.5
--------------------------------------------------------------------------------
Total Income Tax Expense                 $85.0          $80.5           $84.5
================================================================================

RECONCILIATION OF TAXES
FROM FEDERAL STATUTORY
RATE TO TOTAL INCOME
TAX EXPENSE
YEAR ENDED DECEMBER 31                   2002           2001            2000
================================================================================
MILLIONS
Tax Computed at Federal
   Statutory Rate                        $77.8          $76.7           $81.6
Increase (Decrease) in Tax
   State Income Taxes -- Net of
     Federal Income Tax Benefit            9.8            8.6             4.4
   Foreign Taxes                           3.0            1.9             2.1
   Other                                  (5.6)          (6.7)           (3.6)
--------------------------------------------------------------------------------
Total Income Tax Expense                 $85.0          $80.5           $84.5
================================================================================

INCOME BEFORE INCOME TAXES
YEAR ENDED DECEMBER 31                   2002           2001            2000
================================================================================
MILLIONS
United States                           $191.4         $197.3          $213.6
Canadian                                  30.8           21.9            19.5
--------------------------------------------------------------------------------
Total                                   $222.2         $219.2          $233.1
================================================================================

DEFERRED TAX ASSETS AND LIABILITIES
DECEMBER 31                                            2002             2001
================================================================================
MILLIONS
Deferred Tax Assets
   Employee Benefits and Compensation                  $45.2            $41.9
   Property Related                                     22.0             30.9
   Investment Tax Credits                               15.8             16.8
   Allowance for Bad Debts                              11.5             11.3
   State NOL Carryover                                   8.6              7.2
   Other                                                30.2             18.7
--------------------------------------------------------------------------------
     Gross Deferred Tax Assets                         133.3            126.8
Deferred Tax Asset Valuation Allowance                  (7.8)            (6.0)
--------------------------------------------------------------------------------
Total Deferred Tax Assets                              125.5            120.8
--------------------------------------------------------------------------------
Deferred Tax Liabilities
   Property Related                                    222.8            192.4
   Investment Tax Credits                               22.4             23.7
   Employee Benefits and Compensation                    9.0              6.1
   Other                                                11.1              5.6
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities                         265.3            227.8
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                     $139.8           $107.0
================================================================================

   The Deferred Tax Asset Valuation Allowance is for state net operating losses that the Company believes more likely than not will expire before they are utilized. These state net operating losses expire between 2003 and 2021.
   UNDISTRIBUTED EARNINGS. Undistributed earnings of our foreign subsidiaries were approximately $28.8 million at December 31, 2002 ($36.3 million at December 31, 2001). Since this amount has been or will be reinvested in property, plant and working capital, the Company has not recorded the deferred taxes associated with the remittance of these investments.



--------------------------------------------------------------------------------
                                     PAGE 73

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


17  OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME
                                                 PRE-TAX                TAX EXPENSE              NET-OF-TAX
YEAR ENDED DECEMBER 31                           AMOUNT                  (BENEFIT)                 AMOUNT
============================================================================================================
MILLIONS
2002
Unrealized Gain (Loss) on Securities
      Loss During the Year                       $(11.8)                   $(4.3)                   $(7.5)
      Less: Gain Included in Net Income             1.0                      0.4                      0.6
------------------------------------------------------------------------------------------------------------
         Net Unrealized Loss on Securities        (12.8)                    (4.7)                    (8.1)
Interest Rate Swap                                  2.3                      1.0                      1.3
Foreign Currency Translation Adjustments            2.6                        -                      2.6
Additional Pension Liability                       (6.0)                    (2.5)                    (3.5)
------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                         $(13.9)                   $(6.2)                   $(7.7)
------------------------------------------------------------------------------------------------------------
2001
Unrealized Gain (Loss) on Securities
      Gain During the Year                       $  3.6                    $ 1.1                   $  2.5
      Less: Gain Included in Net Income               -                        -                        -
------------------------------------------------------------------------------------------------------------
         Net Unrealized Gain on Securities          3.6                      1.1                      2.5
Interest Rate Swap                                 (2.5)                    (1.0)                    (1.5)
Foreign Currency Translation Adjustments          (11.3)                       -                    (11.3)
------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                         $(10.2)                   $ 0.1                   $(10.3)
------------------------------------------------------------------------------------------------------------
2000
Unrealized Gain (Loss) on Securities
      Gain During the Year                        $47.8                    $17.4                    $30.4
      Less: Gain Included in Net Income            49.1                     18.0                     31.1
------------------------------------------------------------------------------------------------------------
      Net Unrealized Loss on Securities            (1.3)                    (0.6)                    (0.7)
Foreign Currency Translation Adjustments           (5.9)                       -                     (5.9)
------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                          $(7.2)                   $(0.6)                   $(6.6)
============================================================================================================

ACCUMULATED OTHER COMPREHENSIVE INCOME
DECEMBER 31                                                 2002                       2001
============================================================================================================
MILLIONS
Unrealized Gain (Loss) on Securities                      $ (2.8)                     $  5.3
Interest Rate Swap Loss                                     (0.2)                       (1.5)
Foreign Currency Translation Loss                          (15.7)                      (18.3)
Additional Pension Liability                                (3.5)                          -
------------------------------------------------------------------------------------------------------------
                                                          $(22.2)                     $(14.5)
============================================================================================================

18  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

   Certain eligible employees of ALLETE are covered by noncontributory defined benefit pension plans. At December 31, 2002 approximately 8% of the defined benefit pension plan assets were invested in our common stock. We have defined contribution pension plans covering eligible employees, for which the aggregate annual cost was $8.0 million in 2002 ($7.1 million in 2001; $5.7 million in 2000). We provide certain health care and life insurance benefits for eligible retired employees.
   The assumed health care cost trend rate declines gradually to an ultimate rate of 5% by 2008. For postretirement health and life benefits, a 1% increase in the assumed health care cost trend rate would result in a $13.4 million and a $1.3 million increase in the benefit obligation and total service and interest costs, respectively; a 1% decrease would result in a $11.0 million and $1.1 million decrease in the benefit obligation and total service and interest costs, respectively.


--------------------------------------------------------------------------------
                                     PAGE 74

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

PENSION
=========================================================================================================
MILLIONS
PLAN STATUS
AT SEPTEMBER 30                                                          2002                   2001
---------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
    Obligation, Beginning of Year                                       $249.2                 $228.5
    Service Cost                                                           5.3                    4.2
    Interest Cost                                                         18.7                   17.7
    Actuarial Loss                                                        30.8                   13.6
    Benefits Paid                                                        (15.2)                 (14.8)
---------------------------------------------------------------------------------------------------------
    Obligation, End of Year                                              288.8                  249.2
Change in Plan Assets
    Fair Value, Beginning of Year                                        281.9                  309.8
    Actual Return on Assets                                               (3.3)                 (14.7)
    Benefits Paid                                                        (15.2)                 (14.8)
    Other                                                                  2.3                    1.6
---------------------------------------------------------------------------------------------------------
    Fair Value, End of Year                                              265.7                  281.9
Funded Status                                                            (23.1)                  32.7
    Unrecognized Amounts
       Net (Gain) Loss                                                    42.2                  (19.5)
       Prior Service Cost                                                  6.5                    5.2
       Transition Obligation                                               0.4                    0.7
---------------------------------------------------------------------------------------------------------
Net Asset Recognized                                                    $ 26.0                 $ 19.1
---------------------------------------------------------------------------------------------------------
Amounts Recognized in Consolidated
    Balance Sheet Consist of:
       Prepaid Pension Cost                                             $ 27.8                 $ 19.1
       Accrued Benefit Liability                                         (11.2)                     -
       Intangible Asset                                                    3.4                      -
       Accumulated Other
         Comprehensive Income                                              6.0                      -
---------------------------------------------------------------------------------------------------------
Net Asset Recognized                                                    $ 26.0                 $ 19.1
---------------------------------------------------------------------------------------------------------
BENEFIT EXPENSE (INCOME)
YEAR ENDED DECEMBER 31                           2002                    2001                   2000
---------------------------------------------------------------------------------------------------------
Service Cost                                    $  5.3                  $  4.2                 $  4.1
Interest Cost                                     18.7                    17.6                   16.5
Expected Return on Assets                        (30.4)                  (29.6)                 (27.5)
Amortized Amounts
    Unrecognized Gain                             (1.4)                   (2.5)                  (2.3)
    Prior Service Cost                             0.6                     0.5                    0.5
    Transition Obligation                          0.2                     0.2                    0.2
---------------------------------------------------------------------------------------------------------
Net Pension Income                              $ (7.0)                 $ (9.6)                $ (8.5)
---------------------------------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
AT SEPTEMBER 30                                                           2002                2001
---------------------------------------------------------------------------------------------------------
Discount Rate                                                               6.75%               7.75%
Expected Return on Plan Assets                                               9.5%               10.0%
Rate of Compensation Increase                                          3.5 - 4.5%          3.5 - 4.5%
---------------------------------------------------------------------------------------------------------
   The aggregate  projected  benefit  obligation,  accumulated benefit obligation and fair  value of plan assets for a pension plan with accumulated  benefit obligations in excess of plan assets were as follows:
AT SEPTEMBER 30                                                          2002                   2001
---------------------------------------------------------------------------------------------------------
Projected Benefit Obligation                                            $114.1                  $97.8
Accumulated Benefit Obligation                                           $99.8                  $85.7
Fair Value of Plan Assets                                                $88.6                  $94.4
=========================================================================================================

HEALTH AND LIFE
=========================================================================================================
MILLIONS
PLAN STATUS
AT SEPTEMBER 30                                                          2002                   2001
---------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
    Obligation, Beginning of Year                                       $ 78.5                 $ 67.6
    Service Cost                                                           2.9                    2.7
    Interest Cost                                                          5.9                    5.3
    Actuarial Loss                                                        15.0                    5.8
    Participant Contributions                                              1.1                    0.9
    Benefits Paid                                                         (3.9)                  (3.8)
---------------------------------------------------------------------------------------------------------
    Obligation, End of Year                                               99.5                   78.5

Change in Plan Assets
    Fair Value, Beginning of Year                                         38.7                   41.8
    Actual Return on Assets                                               (1.5)                  (2.0)
    Employer Contribution                                                  5.1                    1.8
    Participant Contributions                                              1.1                    0.9
    Benefits Paid                                                         (3.9)                  (3.8)
---------------------------------------------------------------------------------------------------------
    Fair Value, End of Year                                               39.5                   38.7

Funded Status                                                            (60.0)                 (39.8)
    Unrecognized Amounts
       Net (Gain) Loss                                                    15.1                   (5.7)
       Transition Obligation                                              25.0                   27.4
---------------------------------------------------------------------------------------------------------
Accrued Cost                                                            $(19.9)                $(18.1)
---------------------------------------------------------------------------------------------------------
BENEFIT EXPENSE (INCOME)
YEAR ENDED DECEMBER 31                                  2002              2001                   2000
---------------------------------------------------------------------------------------------------------
Service Cost                                           $ 2.9             $ 2.7                  $ 2.7
Interest Cost                                            5.9               5.3                    4.8
Expected Return on Assets                               (3.9)             (3.5)                  (2.8)
Amortized Amounts
    Unrecognized Gain                                   (0.2)             (0.9)                  (0.9)
    Transition Obligation                                2.4               2.4                    2.4
---------------------------------------------------------------------------------------------------------
Net Expense                                            $ 7.1             $ 6.0                  $ 6.2
---------------------------------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
AT SEPTEMBER 30                                                         2002                    2001
---------------------------------------------------------------------------------------------------------
Discount Rate                                                              6.75%                  7.75%
Expected Return on Plan Assets                                        7.6 - 9.5%            8.0 - 10.0%
Rate of Compensation Increase                                         3.5 - 4.5%             3.5 - 4.5%
Health Care Cost Trend Rate                                                  10%                    10%
=========================================================================================================

--------------------------------------------------------------------------------
                                     PAGE 75

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


19  EMPLOYEE STOCK AND INCENTIVE PLANS

   EMPLOYEE STOCK OWNERSHIP PLAN. We sponsor a leveraged employee stock ownership plan (ESOP) within the Retirement Savings and Stock Ownership Plan that covers certain eligible employees. In 1989 the ESOP used the proceeds from a $16.5 million third-party loan guaranteed by us, to purchase 1.2 million shares of our common stock on the open market. The remaining principal balance on the loan was refinanced in 2002. The refinanced loan has a variable interest rate based on LIBOR and matures on December 31, 2004. In 1990 the ESOP issued a $75 million note (term not to exceed 25 years at 10.25%) to us as consideration for 5.6 million shares of our newly issued common stock. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less available dividends received by the ESOP. The majority of dividends received by the ESOP are used to pay debt service, with the balance distributed to certain participants. The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to participants, based on the proportion of debt service paid in the year. The third-party debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned ESOP shares in the Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; available dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $3.9 million in 2002 ($2.6 million in 2001; $2.3 million in 2000).

YEAR ENDED DECEMBER 31                   2002          2001           2000
================================================================================
MILLIONS
Shares
    Allocated Shares                      3.8           3.9             3.9
    Unreleased Shares                     3.7           4.0             4.2
--------------------------------------------------------------------------------
    Total ESOP Shares                     7.5           7.9             8.1
--------------------------------------------------------------------------------
Fair Value of Unreleased Shares         $84.0        $100.3          $104.6
================================================================================

   STOCK OPTION AND AWARD PLANS. We have an Executive Long-Term Incentive Compensation Plan (Executive Plan) and a Director Long-Term Stock Incentive Plan (Director Plan). The Executive Plan allows for the grant of up to 9.7 million shares of our common stock to key employees. To date, these grants have taken the form of stock options, performance share awards and restricted stock awards. The Director Plan allows for the grant of up to 0.3 million shares of our common stock to nonemployee directors. Each nonemployee director receives an annual grant of 1,500 stock options and a biennial grant of performance shares equal to $10,000 in value of common stock at the date of grant. Stock options are exercisable at the market price of common shares on the date the options are granted, and vest in equal annual installments over two years with expiration ten years from the date of grant. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of ALLETE. Restricted stock vests once certain periods of time have elapsed. At December 31, 2002 4.3 million and 0.2 million shares were held in reserve for future issuance under the Executive Plan and Director Plan, respectively.
   We have elected to account for our stock-based compensation plans in accordance with the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly, compensation expense has not been recognized for stock options granted. Compensation expense is recognized over the vesting periods for performance and restricted share awards based on the market value of our common stock, and was approximately $6 million in 2002 ($9 million in 2001; $5 million in 2000).

                                                                       AVERAGE
                                                                       EXERCISE
STOCK OPTION ACTIVITY                               OPTIONS             PRICE
================================================================================
OPTIONS IN MILLIONS
2002
Outstanding, Beginning of Year                        2.3              $20.18
Granted                                               0.8              $25.92
Exercised                                            (0.7)             $18.70
Canceled                                             (0.1)             $23.77
--------------------------------------------------------------------------------
Outstanding, End of Year                              2.3              $22.48
--------------------------------------------------------------------------------
Exercisable, End of Year                              1.3              $20.23
Fair Value of Options Granted
    During the Year                                 $4.55
--------------------------------------------------------------------------------
2001
Outstanding, Beginning of Year                        2.4              $18.52
Granted                                               0.8              $23.63
Exercised                                            (0.8)             $18.39
Canceled                                             (0.1)             $21.05
--------------------------------------------------------------------------------
Outstanding, End of Year                              2.3              $20.18
--------------------------------------------------------------------------------
Exercisable, End of Year                              1.2              $19.55
Fair Value of Options Granted
    During the Year                                 $3.89
--------------------------------------------------------------------------------
2000
Outstanding, Beginning of Year                        1.6              $19.77
Granted                                               1.0              $16.33
Exercised                                            (0.1)             $14.91
Canceled                                             (0.1)             $18.85
--------------------------------------------------------------------------------
Outstanding, End of Year                              2.4              $18.52
--------------------------------------------------------------------------------
Exercisable, End of Year                              1.1              $19.42
Fair Value of Options Granted
    During the Year                                 $1.81
================================================================================

--------------------------------------------------------------------------------
                                     PAGE 76

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS


   At December 31, 2002 options outstanding consisted of 0.4 million with an exercise price of $13.69 to $16.25, and 1.9 million with an exercise price of $21.63 to $25.68. The options with an exercise price of $13.69 to $16.25 have an average remaining contractual life of 6.3 years with 0.4 million exercisable on December 31, 2002 at an average price of $15.73. The options with an exercise price of $21.63 to $25.68 have an average remaining contractual life of 7.7 years with 0.9 million exercisable on December 31, 2002 at an average price of $22.45.
   A total of 0.3 million performance share grants were awarded in 2002 for the performance period ending December 31, 2003. The ultimate issuance is contingent upon the attainment of certain future performance goals of ALLETE during the performance period. The grant date fair value of the performance share awards was $7.8 million.
   A total of 0.6 million performance share grants were awarded in 2000 and 2001 for the performance period ended December 31, 2001. The grant date fair value of the share awards was $9.9 million. At December 31, 2002 50% of the shares had been issued, with the balance to be issued in early 2003.
   In January 2003 we granted stock options to purchase approximately 0.7 million shares of common stock (exercise price of $20.51 per share).
   EMPLOYEE STOCK PURCHASE PLAN. We have an Employee Stock Purchase Plan that permits eligible employees to buy up to $23,750 per year of our common stock at 95% of the market price. At December 31, 2002, 1.3 million shares had been issued under the plan and 38,143 shares were held in reserve for future issuance.

20  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year. Financial results for the first quarter of 2002 included charges of $1.6 million, or $0.02 per share and the second quarter of 2002 included $2.3 million, or $0.03 per share, of charges related to exiting our auto transport business and retail store. Financial results for the fourth quarter of 2002 included a $5.5 million, or $0.07 per share, charge related to the indefinite delay of a generation project in Superior, Wisconsin. Financial results for the fourth quarter of 2001 included a $4.4 million, or $0.06 per share, charge to exit the auto transport business.

QUARTER ENDED                                     MAR. 31       JUN. 30     SEPT. 30      DEC. 31
=====================================================================================================
MILLIONS EXCEPT
  EARNINGS PER SHARE
2002

Operating Revenue                                  $373.0        $377.6       $390.0      $366.3
Operating Income from
      Continuing Operations                         $56.4         $57.7        $62.1       $21.4
Net Income
      Continuing Operations                         $33.4         $34.0        $38.3       $13.3
      Discontinued Operations                         1.8           4.8          6.8         4.8
-----------------------------------------------------------------------------------------------------
                                                    $35.2         $38.8        $45.1       $18.1
Earnings Available for
      Common Stock                                  $35.2         $38.8        $45.1       $18.1
Earnings Per Share of
      Common Stock
Basic
      Continuing Operations                         $0.42         $0.42        $0.47       $0.16
      Discontinued Operations                        0.02          0.06         0.08        0.06
-----------------------------------------------------------------------------------------------------
                                                    $0.44         $0.48        $0.55       $0.22
Diluted
      Continuing Operations                         $0.42         $0.41        $0.47       $0.16
      Discontinued Operations                        0.02          0.06         0.08        0.06
-----------------------------------------------------------------------------------------------------
                                                    $0.44         $0.47        $0.55       $0.22

2001
Operating Revenue                                  $376.9        $405.1       $383.1      $360.5
Operating Income from
      Continuing Operations                         $52.4         $67.3        $53.3       $37.5
Net Income
      Continuing Operations                         $30.7         $39.5        $35.3       $24.8
      Discontinued Operations                         2.2           3.0          2.5         0.7
-----------------------------------------------------------------------------------------------------
                                                    $32.9         $42.5        $37.8       $25.5
Earnings Available for
      Common Stock                                  $32.9         $42.5        $37.8       $25.5
Earnings Per Share of
      Common Stock
Basic
      Continuing Operations                         $0.43         $0.54        $0.45       $0.30
      Discontinued Operations                        0.03          0.04         0.03        0.01
-----------------------------------------------------------------------------------------------------
                                                    $0.46         $0.58        $0.48       $0.31
Diluted
      Continuing Operations                         $0.43         $0.53        $0.44       $0.30
      Discontinued Operations                        0.03          0.04         0.03        0.01
-----------------------------------------------------------------------------------------------------
                                                    $0.46         $0.57        $0.47       $0.31
=====================================================================================================


--------------------------------------------------------------------------------
                                     PAGE 77

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------



REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE
                                       [PRICEWATERHOUSECOOPERS LLP LOGO OMITTED]
To the Board of Directors
of ALLETE, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 20, 2003 appearing on page 56 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 15(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 20, 2003

--------------------------------------------------------------------------------

                                                                     SCHEDULE II

ALLETE
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                            ADDITIONS
                                              BALANCE AT           -------------------------       DEDUCTIONS      BALANCE AT
                                               BEGINNING            CHARGED           OTHER           FROM           END OF
FOR THE YEAR ENDED DECEMBER 31                  OF YEAR            TO INCOME         CHANGES      RESERVES <F1>      PERIOD
==============================================================================================================================
MILLIONS
Reserve Deducted from Related Assets
 Reserve For Uncollectible Accounts
   2002  Trade Accounts Receivable               $6.1                $5.7               -            $3.0              $8.8
         Finance Receivables                     23.2                17.6               -            19.1              21.7
   2001  Trade Accounts Receivable                5.1                 4.4               -             3.4               6.1
         Finance Receivables                     22.4                 3.8               -             3.0              23.2
   2000  Trade Accounts Receivable                7.2                 2.4               -             4.5               5.1
         Finance Receivables                     18.6                 4.4               -             0.6              22.4
 Deferred Asset Valuation Allowance
   2002  Deferred Tax Assets                      6.0                 1.8               -               -               7.8
   2001  Deferred Tax Assets                      5.0                 1.0               -               -               6.0
   2000  Deferred Tax Assets                      3.2                 1.8               -               -               5.0
==============================================================================================================================

<F1> RESERVE FOR UNCOLLECTIBLE ACCOUNTS INCLUDES BAD DEBTS WRITTEN OFF.


--------------------------------------------------------------------------------
                                     PAGE 78

                              ALLETE FORM 10-K 2002
--------------------------------------------------------------------------------
                                  EXHIBIT INDEX

EXHIBIT
NUMBER
--------------------------------------------------------------------------------

   10(k)  -    Trust Indenture (without Exhibits) between Development  Authority of Fulton County and SunTrust Bank, as Trustee, dated as of December 1, 2002.

   10(l)  -    Bond Purchase  Agreement  (without  Exhibits),  dated December 1,
               2002,  for the  Development  Authority of Fulton  County  Taxable
               Economic  Development Revenue Bonds (ADESA Atlanta,  LLC Project)
               Series 2002.

   10(m)  -    Lease Agreement (without Exhibits) between  Development Authority of Fulton County and ADESA Atlanta,  LLC, dated as of December 1,
               2002.

   10(t)  -    Second  Amended and Restated Committed Facility  Letter  (without
               Exhibits),  dated  December 24, 2002, to ALLETE from LaSalle Bank
               National Association, as Agent.

 +10(u)2  -    Amendments  through  January  2003  to  the  Minnesota Power (now
               ALLETE) Executive Annual Incentive Plan.

 +10(z)2  -    Amendments  through  January  2003  to  the  Minnesota Power (now
               ALLETE) Executive Long-Term Incentive Compensation Plan.

 +10(ac)  -    Minnesota Power (now ALLETE) Director Compensation Deferral  Plan
               Amended and Restated, effective January 1, 1990.

      12  -    Computation  of  Ratios  of  Earnings   to  Fixed   Charges   and
               Supplemental Ratios of Earnings to Fixed Charges.

   23(a)  -    Consent of Independent Accountants.

   23(b)  -    Consent of General Counsel.

   99(a)  -    Certification of Annual Report dated  February 14,  2003,  signed by David G. Gartzke.

   99(b)  -    Certification of Annual Report  dated February  14,  2003, signed by James K. Vizanko.