Form 10-Q
period 2003-03-31
ALLETE INC
filed 2003-05-09
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2003

                                       or

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
                  Yes     X      No
                        -----       -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes     X      No
                        -----       -----


                           Common Stock, no par value,
                          86,127,331 shares outstanding
                              as of April 30, 2003

                                      INDEX

                                                                          Page

Definitions                                                                 2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                          3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 2003 and December 31, 2002                     4

              Consolidated Statement of Income -
                   Quarter Ended March 31, 2003 and 2002                    5

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 2003 and 2002                    6

              Notes to Consolidated Financial Statements                    7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           13

         Item 3.   Quantitative and Qualitative Disclosures
                   about Market Risk                                       19

         Item 4.   Controls and Procedures                                 20

Part II. Other Information

         Item 1.   Legal Proceedings                                       20

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                        20

         Item 5.   Other Information                                       21

         Item 6.   Exhibits and Reports on Form 8-K                        22

Signatures                                                                 23

Certifications                                                             24


1                     ALLETE First Quarter 2003 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM          TERM
--------------------------------------------------------------------------------
2002 Form 10-K                   ALLETE's Annual Report on Form 10-K for the
                                  Year Ended December 31, 2002
ADESA                            ADESA Corporation
AFC                              Automotive Finance Corporation
ALLETE                           ALLETE, Inc.
APB                              Accounting Principals Board
Company                          ALLETE, Inc. and its subsidiaries
EBITDA                           Earnings Before Interest, Taxes, Depreciation,
                                  and Amortization Expense
EPA                              Environmental Protection Agency
ESOP                             Employee Stock Ownership Plan
FASB                             Financial Accounting Standards Board
FERC                             Federal Energy Regulatory Commission
Florida Water                    Florida Water Services Corporation
FPSC                             Florida Public Service Commission
GAAP                             Generally Accepted Accounting Principles
Minnesota Power                  An operating division of ALLETE, Inc.
Minnkota                         Minnkota Power Cooperative, Inc.
MPUC                             Minnesota Public Utilities Commission
MW                               Megawatt(s)
NCUC                             North Carolina Utilities Commission
NRG Energy                       NRG Energy, Inc.
PSCW                             Public Service Commission of Wisconsin
SEC                              Securities and Exchange Commission
SFAS                             Statement of Financial Accounting Standards No.
Split Rock Energy                Split Rock Energy LLC
Square Butte                     Square Butte Electric Cooperative
SWL&P                            Superior Water, Light and Power Company
WDNR                             Wisconsin Department of Natural Resources


                      ALLETE First Quarter 2003 Form 10-Q                      2

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


3                     ALLETE First Quarter 2003 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                     ALLETE
                                           CONSOLIDATED BALANCE SHEET
                                              Millions - Unaudited
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2003               2002
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  193.7           $  193.3
     Trading Securities                                                                  1.2                1.8
     Accounts Receivable (Less Allowance of $31.7 and $30.5)                           464.0              383.8
     Inventories                                                                        32.3               36.6
     Prepayments and Other                                                              15.8               14.1
     Discontinued Operations                                                            42.7               28.8
-------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           749.7              658.4

Property, Plant and Equipment                                                        1,388.4            1,364.7

Investments                                                                            172.6              170.9

Goodwill                                                                               502.4              499.8

Other Intangible Assets                                                                 38.9               39.8

Other Assets                                                                            79.2               67.5

Discontinued Operations                                                                342.5              346.1
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $3,273.7           $3,147.2
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  330.1           $  202.6
     Accrued Taxes, Interest and Dividends                                              49.7               36.4
     Notes Payable                                                                      15.9               74.5
     Long-Term Debt Due Within One Year                                                283.0              283.7
     Other                                                                              82.7              111.3
     Discontinued Operations                                                            27.2               29.7
-------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      788.6              738.2

Long-Term Debt                                                                         670.2              661.3

Accumulated Deferred Income Taxes                                                      138.8              139.8

Other Liabilities                                                                      151.5              137.6

Discontinued Operations                                                                170.6              162.9

Commitments and Contingencies
-------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                            1,919.7            1,839.8
-------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0               75.0
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     86.1 and 85.6 Shares Outstanding                                                  826.2              814.9

Unearned ESOP Shares                                                                   (48.1)             (49.0)

Accumulated Other Comprehensive Loss                                                    (9.9)             (22.2)

Retained Earnings                                                                      510.8              488.7
-------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                   1,279.0            1,232.4
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,273.7           $3,147.2
-------------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these statements.

                      ALLETE First Quarter 2003 Form 10-Q                      4

                                                      ALLETE
                                         CONSOLIDATED STATEMENT OF INCOME
                                  Millions Except Per Share Amounts - Unaudited


                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                    2003                    2002
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Energy Services
         Utility                                                                   $ 138.0                 $ 120.8
         Nonregulated/Nonutility                                                      41.1                    22.1
     Automotive Services                                                             232.9                   208.8
     Investments                                                                      10.9                    16.6
-------------------------------------------------------------------------------------------------------------------
         Total Operating Revenue                                                     422.9                   368.3
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Fuel and Purchased Power
         Utility                                                                      52.8                    48.5
         Nonregulated/Nonutility                                                      14.6                     0.9
     Operations
         Utility                                                                      57.7                    50.8
         Nonregulated/Nonutility                                                      28.4                    22.4
         Automotive and Investments                                                  190.1                   173.0
     Interest                                                                         14.8                    15.9
-------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                                    358.4                   311.5
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM CONTINUING OPERATIONS                                           64.5                    56.8

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF ALLETE CAPITAL I                                          1.5                     1.5

INCOME TAX EXPENSE                                                                    24.6                    21.7
-------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                     38.4                    33.6
INCOME FROM DISCONTINUED OPERATIONS - NET OF TAX                                       5.9                     1.6
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $  44.3                 $  35.2
-------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OF COMMON STOCK
     Basic                                                                            82.2                    80.4
     Diluted                                                                          82.3                    81.0
-------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED
     EARNINGS PER SHARE OF COMMON STOCK
         Continuing Operations                                                       $0.47                   $0.42
         Discontinued Operations                                                      0.07                    0.02
-------------------------------------------------------------------------------------------------------------------

                                                                                     $0.54                   $0.44
-------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE OF COMMON STOCK                                                $0.2825                  $0.275
-------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of these statements.

5                      ALLETE First Quarter 2003 Form 10-Q


                                                  ALLETE
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                           Millions - Unaudited


                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                     2003                   2002
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $  44.3                 $  35.2
       Depreciation and Amortization                                                  20.9                    19.9
       Deferred Income Taxes                                                          10.6                     3.8
       Gain on Sale of Plant                                                         (16.0)                      -
       Changes in Operating Assets and Liabilities
          Trading Securities                                                           0.6                   (10.3)
          Accounts Receivable                                                        (79.0)                  (56.1)
          Inventories                                                                  4.4                     1.3
          Prepayments and Other Current Assets                                        (1.6)                   (1.8)
          Accounts Payable                                                           123.5                   134.0
          Other Current Liabilities                                                  (14.3)                  (18.7)
       Other - Net                                                                    (7.3)                    3.2
-------------------------------------------------------------------------------------------------------------------
              Cash from Operating Activities                                          86.1                   110.5
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Proceeds from Sale of Investments                                                 -                     1.9
       Additions to Investments                                                       (3.0)                   (1.8)
       Additions to Property, Plant and Equipment                                    (27.6)                  (46.9)
       Acquisitions - Net of Cash Acquired                                               -                   (16.7)
       Other - Net                                                                    (9.1)                   (0.5)
-------------------------------------------------------------------------------------------------------------------
              Cash for Investing Activities                                          (39.7)                  (64.0)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Issuance of Common Stock                                                       11.3                    17.2
       Issuance of Long-Term Debt                                                     11.1                     1.3
       Changes in Notes Payable - Net                                                (58.1)                  (42.9)
       Reductions of Long-Term Debt                                                   (2.9)                   (2.8)
       Dividends on Common Stock                                                     (22.2)                  (21.0)
-------------------------------------------------------------------------------------------------------------------
              Cash for Financing Activities                                          (60.8)                  (48.2)
-------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               13.0                    (0.5)
-------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                   (1.4)                   (2.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                203.0                   234.2
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                    $ 201.6                 $ 232.0
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
              Interest - Net of Capitalized                                          $21.7                   $22.8
              Income Taxes                                                            $1.3                    $3.2
-------------------------------------------------------------------------------------------------------------------

<F1> Included cash from Discontinued Operations.

                                The accompanying notes are an integral part of these statements.

                       ALLETE First Quarter 2003 Form 10-Q                     6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2002 Form 10-K. The financial information for prior periods has been reclassified to include our vehicle import business in discontinued operations. In our opinion all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of results for the year.

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
-------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED MARCH 31, 2003

Operating Revenue                                  $422.9          $ 179.1           $232.9 <F2>        $ 10.9
Operation and Other Expense                         322.7            140.7            176.2                5.8
Depreciation and Amortization Expense                20.9             12.8              8.1                  -
Interest Expense                                     14.8              5.0              4.4                5.4
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing Operations   64.5             20.6             44.2               (0.3)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         24.6              7.8             17.5               (0.7)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations             38.4          $  12.2           $ 26.7             $ (0.5)
                                                                   ------------------------------------------------
Income from Discontinued Operations                   5.9
------------------------------------------------------------
Net Income                                         $ 44.3
------------------------------------------------------------
Total Assets                                     $3,273.7 <F1>    $1,123.2         $1,603.5 <F3>        $161.8
Property, Plant and Equipment                    $1,388.4           $898.3           $490.1                  -
Accumulated Depreciation and Amortization          $868.7           $716.1           $150.4               $2.2
Capital Expenditures                                $27.6 <F1>       $13.7             $7.7                  -

-------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 2002

Operating Revenue                                  $368.3          $ 142.9           $208.8 <F2>        $ 16.6
Operation and Other Expense                         275.9            110.7            153.8               11.4
Depreciation and Amortization Expense                19.7             11.9              7.8                  -
Interest Expense                                     15.9              4.7              5.7                5.5
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing Operations   56.8             15.6             41.5               (0.3)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         21.7              5.9             16.6               (0.8)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations             33.6          $   9.1           $ 24.9             $ (0.4)
                                                                   ------------------------------------------------
Income from Discontinued Operations                   1.6
------------------------------------------------------------
Net Income                                         $ 35.2
------------------------------------------------------------

Total Assets                                     $3,377.5 <F1>    $1,003.2         $1,632.5 <F3>        $374.4
Property, Plant and Equipment                    $1,342.8           $881.5           $457.1               $4.2
Accumulated Depreciation and Amortization          $834.9           $704.1           $128.6               $2.2
Capital Expenditures                                $46.9 <F1>       $20.6            $10.6                  -

-------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $385.2 million of total assets in 2003 ($367.4 million in 2002);  and $6.2 million of capital expenditures in 2003 ($15.7 million in 2002).
<F2> Included $40.1 million of Canadian operating revenue in 2003 ($34.3 million in 2002).
<F3> Included $198.0 million of Canadian assets in 2003 ($222.4 million in 2002).

7                      ALLETE First Quarter 2003 Form 10-Q

NOTE 2.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLES. AFC, through a wholly-owned, consolidated subsidiary, sells certain finance receivables through a revolving private securitization structure. The securitization agreement allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The securitization agreement expires in 2005.

AFC managed total receivables of $520.1 million at March 31, 2003 ($495.1 million at December 31, 2002); $207.3 million represent receivables which were included in accounts receivable on our consolidated balance sheet ($191.3 million at December 31, 2002) and $312.8 million represent receivables sold in undivided interests through the securitization agreement ($303.8 million at December 31, 2002) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement.

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no expense is recognized for employee stock options granted. If we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," we estimate that stock-based compensation expense would have increased $0.4 million after tax in the first quarter of 2003 ($0.4 million after tax in the first quarter of 2002), and basic and diluted earnings per share would have decreased $0.01 (a $0.01 per share decrease in the first quarter of 2002). These amounts were calculated using the Black-Scholes option pricing model. We estimate the full year impact to be approximately $1.7 million, or $0.02 per share, for 2003. Expense is recognized for performance share awards, and amounted to approximately $0.2 million after tax in 2003 ($0.8 million in 2002).


NOTE 3.    NEW ACCOUNTING STANDARDS

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. We are reviewing certain auction facility lease agreements entered into by ADESA prior to January 2003 to determine (1) if the lessor is a variable interest entity, and (2) if we should consolidate the lessor. If it is ultimately determined that the lessor is a variable interest entity that should be included in our consolidated financial statements, we estimate that we will record approximately $73 million in property, plant and equipment, and $73 million in long-term debt. Any recognition of these amounts would first occur in the third quarter of 2003. We are considering terminating these leases and purchasing these properties directly from the lessor.

                       ALLETE First Quarter 2003 Form 10-Q                     8

NOTE 4.    DISCONTINUED OPERATIONS

In 2002 we executed plans developed in a 2001 strategic review of all of the Company's businesses to identify ways of unlocking shareholder value not reflected in the price of our common stock. Businesses identified as having more value if operated by potential purchasers rather than by us include our Water Services businesses in Florida, North Carolina and Georgia and our auto transport business. We exited our vehicle import business in the first quarter of 2003, and sold our auto transport business and exited our retail stores at the end of first quarter 2002. We continue to pursue the sale of our Water Services businesses which remain as discontinued operations.

The December 2002 asset purchase agreement Florida Water signed with the Florida Water Services Authority, a governmental authority formed under the laws of the state of Florida, was terminated in March 2003 after a Florida court ruling delayed the sale. As a result, our first quarter 2003 earnings from discontinued operations included an $11.8 million ($7.4 million after tax) expense associated with selling our Water Services businesses. This is included in Other Expense in the table below.

In March 2003, through a condemnation proceeding, Florida Water sold its Amelia Island water and wastewater assets to Nassau County in Florida for $17.5 million. The transaction resulted in an after-tax gain of $9.8 million which was included in our first quarter 2003 earnings from discontinued operations.

In April 2003 Florida Water met with leaders of local governments that have expressed an interest in purchasing the assets of Florida Water that serve their residents. The governmental entities at the meeting discussed acquiring directly from Florida Water approximately two-thirds of Florida Water's asset base. If Florida Water proceeds with this course of action, it would seek to sell the remaining one-third of its assets to other interested local governments, and the water systems not sold in this process it would seek to sell to a private buyer.

We are using an investment banking firm to facilitate the sale of our Water Services businesses in North Carolina and Georgia. Discussions with prospective buyers are in process. We expect to enter into agreements to sell these businesses in 2003.

                                                        QUARTER ENDED
                                                          MARCH 31,
INCOME STATEMENT                                  2003                 2002
--------------------------------------------------------------------------------
Millions

Operating Revenue                                $30.9                $38.9
--------------------------------------------------------------------------------
Pre-Tax Income from Operations (excluding
 Other Expense)                                  $ 7.3                $ 6.3
Other Expense                                     15.3                    -
--------------------------------------------------------------------------------
Pre-Tax Income (Loss) from Operations             (8.0)                 6.3
Income Tax Expense (Benefit)                      (2.8)                 2.4
--------------------------------------------------------------------------------
                                                  (5.2)                 3.9
--------------------------------------------------------------------------------
Gain (Loss) on Disposal                           18.0                 (3.6)
Income Tax Expense (Benefit)                       6.9                 (1.3)
--------------------------------------------------------------------------------
                                                  11.1                 (2.3)
--------------------------------------------------------------------------------
Income from Discontinued Operations              $ 5.9                $ 1.6
--------------------------------------------------------------------------------
                                               MARCH 31,          DECEMBER 31,
BALANCE SHEET INFORMATION                        2003                 2002
--------------------------------------------------------------------------------
Millions
Assets of Discontinued Operations
    Cash and Cash Equivalents                   $  7.9               $  9.7
    Other Current Assets                          34.8                 19.1
    Property, Plant and Equipment                315.1                311.5
    Other Assets                                  27.4                 34.6
--------------------------------------------------------------------------------
                                                $385.2               $374.9
--------------------------------------------------------------------------------
Liabilities of Discontinued Operations
    Current Liabilities                         $ 27.2               $ 29.7
    Long-Term Debt                               123.8                125.8
    Other Liabilities                             46.8                 37.1
--------------------------------------------------------------------------------
                                                $197.8               $192.6
--------------------------------------------------------------------------------

9                       ALLETE First Quarter 2003 Form 10-Q

NOTE 5.    INCOME TAX EXPENSE


                                                         QUARTER ENDED
                                                           MARCH 31,
                                                   2003                   2002
--------------------------------------------------------------------------------
Millions
Current Tax
     Federal                                      $16.7                   $14.9
     Foreign                                        1.9                     2.8
     State                                          3.8                     1.7
--------------------------------------------------------------------------------
                                                   22.4                    19.4
--------------------------------------------------------------------------------

Deferred Tax
     Federal                                        2.2                     1.9
     Foreign                                          -                     0.2
     State                                          0.4                     0.5
--------------------------------------------------------------------------------
                                                    2.6                     2.6
--------------------------------------------------------------------------------
Deferred Tax Credits                               (0.4)                   (0.3)
--------------------------------------------------------------------------------
Income Taxes on Continuing Operations              24.6                    21.7
Income Taxes on Discontinued Operations             4.1                     1.1
--------------------------------------------------------------------------------
Total Income Tax Expense                          $28.7                   $22.8
--------------------------------------------------------------------------------

NOTE 6.    COMPREHENSIVE INCOME

For the quarter ended March 31, 2003 total comprehensive income was $56.6 million ($33.2 million for the quarter ended March 31, 2002). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap, additional pension liability and foreign currency translation adjustments.

                                                MARCH 31,         DECEMBER 31,
ACCUMULATED OTHER COMPREHENSIVE LOSS              2003                2002
--------------------------------------------------------------------------------
Millions
Unrealized Loss on Securities                     $(3.7)            $ (2.8)
Interest Rate Swap                                    -               (0.2)
Foreign Currency Translation Loss                  (2.7)             (15.7)
Additional Pension Liability                       (3.5)              (3.5)
--------------------------------------------------------------------------------

                                                  $(9.9)            $(22.2)
--------------------------------------------------------------------------------


NOTE 7.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.


                       ALLETE First Quarter 2003 Form 10-Q                    10

NOTE 8.    COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2003 Square Butte had total debt outstanding of $282.2 million. Total annual debt service for Square Butte is expected to be approximately $23.6 million in each of the years 2003 through 2007. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and the FERC.

LEASING AGREEMENTS. In July 2001 ADESA entered into a lease agreement for the ADESA Golden Gate auction facility in Tracy, California, which opened in the third quarter of 2002. The lease is treated as an operating lease for financial reporting purposes. The term of the lease is through July 2006 with no renewal options. The cost to the lessor of the facility was approximately $45 million. ADESA has guaranteed up to $38 million of any deficiency in sales proceeds that the lessor realizes in disposing of the leased property. ADESA will receive any sales proceeds in excess of cost. ADESA has guaranteed the payment of principal and interest up to $38 million on the lessor's indebtedness. Terms of the mortgage notes payable require, among other things, that ADESA maintain certain minimum financial ratios. ADESA does not anticipate that it will incur losses as a result of this guarantee. We have guaranteed ADESA's obligation under this lease.

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

As a result of the FASB's January 2003 issuance of Interpretation No. 46, "Consolidation of Variable Interest Entities," we are reviewing these lease agreements entered into by ADESA prior to January 2003 to determine (1) if the lessor is a variable interest entity, and (2) if we should consolidate the lessor. If it is ultimately determined that the lessor is a variable interest entity that should be included in our consolidated financial statements, we estimate that we will record approximately $73 million in property, plant and equipment, and $73 million in long-term debt. Any recognition of these amounts would first occur in the third quarter of 2003. We are considering terminating these leases and purchasing these properties directly from the lessor.

We lease other properties and equipment in addition to those listed above under operating lease agreements with terms expiring through 2010. The aggregate amount of future minimum lease payments for all operating leases during 2003 is $17.5 million ($13.9 million in 2004; $11.2 million in 2005; $9.4 million in 2006; $9.0 million in 2007; and $59.0 million thereafter).


11                     ALLETE First Quarter 2003 Form 10-Q

SPLIT ROCK ENERGY. We provide up to $50.0 million of credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At March 31, 2003, $8.8 million was used to support actual obligations ($10.5 million at December 31, 2002). The credit support generally expires within one year from the date of issuance.

KENDALL COUNTY POWER PURCHASE AGREEMENT. We have 275 MW of nonregulated generation (non rate-base generation sold at market-based rates to the wholesale market) through an agreement with NRG Energy that extends through September 2017. Under the agreement we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit at NRG Energy's Kendall County facility near Chicago, Illinois. The annual fixed capacity charge is $21.8 million. We are responsible for arranging the natural gas fuel supply. Our strategy is to enter into long-term contracts to sell a significant portion of the 275 MW from the Kendall County facility, with the balance to be sold in the spot market through short-term agreements. We currently have long-term forward capacity and energy sales contracts for 100 MW of Kendall County generation, with 50 MW expiring in April 2012 and the balance in September 2017. In the first quarter of 2003 we entered into an additional 30 MW long-term forward capacity and energy sale contract that begins January 1, 2004 and expires in September 2017. Neither the Kendall County agreement nor the related sales contracts are derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through the minority ownership of preferred stock, common stock and equity interests in limited liability companies. The investments are in both privately-held and publicly-traded entities. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $6.5 million at March 31, 2003 ($7.7 million at December 31,
2002) and is expected to be invested at various times through 2007.

ENVIRONMENTAL MATTERS. Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed below.

In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant
(MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested an environmental investigation be initiated. The WDNR also issued SWL&P a Responsible Party letter in February 2002 to initiate tracking of the project in the WDNR database so that progress can be monitored. The environmental investigation is underway. The Phase II environmental site report was submitted to the WDNR in February 2003. This report identified some MGP-like chemicals that were found in the soil. Initial test results from sediment samples taken from nearby Superior Bay were inconsistent with MGP-like chemicals. Additional samples were obtained in March 2003 from Superior Bay near the site of the former MGP. The report on this sampling is expected to be completed by the end of May 2003. The Company is unable to predict the outcome of this matter at this time.

In May 2002 Minnesota Power received and subsequently responded to a third request from the EPA, under Section 114 of the federal Clean Air Act Amendments of 1990 (Clean Air Act), seeking additional information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We are unable to predict whether the EPA will take any action on this matter or whether Minnesota Power will be required to incur any costs as a result.

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


                       ALLETE First Quarter 2003 Form 10-Q                    12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE's core operations are focused on two business segments. ENERGY SERVICES includes electric and gas services, coal mining and telecommunications. AUTOMOTIVE SERVICES includes a network of wholesale and total loss vehicle auctions, a finance company, a vehicle remarketing company, a company that provides vehicle inspection services to the automotive industry and its lenders, and a company that provides Internet-based automotive parts location and nationwide insurance claim audit services. INVESTMENTS AND CORPORATE CHARGES includes our real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment. In 2002 Investments and Corporate Charges included our trading securities portfolio which was substantially liquidated during the third quarter of 2002. The liquidation process was completed in October 2002. DISCONTINUED OPERATIONS includes our Water Services businesses, our auto transport business, our vehicle import business and our retail stores.


CONSOLIDATED OVERVIEW

Net income and earnings per share for the quarter ended March 31, 2003 increased 26 percent and 23 percent, respectively, from the same period in 2002. Net income and earnings per share from continuing operations were up 14 percent and 12 percent, respectively, in 2003, reflecting solid financial results from our core operations.

                                                                                        QUARTER ENDED
                                                                                          MARCH 31,
                                                                             2003                            2002
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Operating Revenue
     Energy Services                                                        $179.1                          $142.9
     Automotive Services                                                     232.9                           208.8
     Investments                                                              10.9                            16.6
-------------------------------------------------------------------------------------------------------------------

                                                                            $422.9                          $368.3
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Energy Services                                                        $158.5                          $127.3
     Automotive Services                                                     188.7                           167.3
     Investments and Corporate Charges                                        11.2                            16.9
-------------------------------------------------------------------------------------------------------------------

                                                                            $358.4                          $311.5
-------------------------------------------------------------------------------------------------------------------

Net Income
     Energy Services                                                         $12.2                          $  9.1
     Automotive Services                                                      26.7                            24.9
     Investments and Corporate Charges                                        (0.5)                           (0.4)
-------------------------------------------------------------------------------------------------------------------

     Continuing Operations                                                    38.4                            33.6
     Discontinued Operations                                                   5.9                             1.6
-------------------------------------------------------------------------------------------------------------------

         Net Income                                                          $44.3                          $ 35.2
-------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock - Millions                             82.3                            81.0
-------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share of Common Stock
     Continuing Operations                                                   $0.47                           $0.42
     Discontinued Operations                                                  0.07                            0.02
-------------------------------------------------------------------------------------------------------------------

                                                                             $0.54                           $0.44
-------------------------------------------------------------------------------------------------------------------

13                     ALLETE First Quarter 2003 Form 10-Q

                                                                        QUARTER ENDED
                                                                          MARCH 31,
STATISTICAL INFORMATION                                    2003                             2002
---------------------------------------------------------------------------------------------------
ENERGY SERVICES
Millions of Kilowatthours Sold
     Utility
         Retail
              Residential                                   312.9                            285.7
              Commercial                                    326.4                            314.6
              Industrial                                  1,718.5                          1,649.8
              Other                                          20.5                             19.8
         Resale                                             407.9                            442.9
---------------------------------------------------------------------------------------------------

                                                          2,786.2                          2,712.8
     Nonregulated                                           419.1                             83.6
---------------------------------------------------------------------------------------------------

                                                          3,205.3                          2,796.4
---------------------------------------------------------------------------------------------------

AUTOMOTIVE SERVICES
     Vehicles Sold
         Wholesale                                        462,000                          461,000
         Total Loss                                        49,000                           45,000
---------------------------------------------------------------------------------------------------

                                                          511,000                          506,000

     Conversion Rate - Wholesale Vehicles                   62.4%                            65.6%

     Vehicles Financed                                    233,000                          237,000
---------------------------------------------------------------------------------------------------


NET INCOME

The following net income discussion summarizes a comparison of the quarter ended March 31, 2003 to the quarter ended March 31, 2002.

ENERGY SERVICES' net income was up $3.1 million, or 34 percent, in 2003 reflecting a 15 percent increase in kilowatthour sales and improved wholesale power prices. The increase in kilowatthour sales was primarily due to sales from our nonregulated generation that came online during the first half of 2002.

AUTOMOTIVE SERVICES reported a $1.8 million, or 7 percent, increase in net income in 2003 in spite of difficult market conditions that resulted in flat sales volume at our auction facilities compared to last year. The increase in net income was attributable to a change in the mix of vehicles, lower interest expense, modest fee increases and efficiency gains at our auction facilities, and reduced bad debt expense at AFC, our floorplan financing business. The mix of vehicles shifted towards commercial accounts and away from dealer consignment. ADESA provides more reconditioning services for commercial vehicles. Interest expense was down due to lower debt balances, and bad debt expense at AFC was down reflecting the improved credit quality of the receivable portfolio. AFC contributed 32 percent of the net income for Automotive Services in 2003 (29 percent in 2002). NON-GAAP FINANCIAL MEASURES. We believe that EBITDA is a useful measure of evaluating our financial performance because of its focus on our results from operations. EBITDA is not a measure of financial performance under GAAP. However, EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies.

                                                                                        QUARTER ENDED
                                                                                          MARCH 31,
AUTOMOTIVE SERVICES EBITDA                                                 2003                             2002
-------------------------------------------------------------------------------------------------------------------
Millions
Net Income                                                                 $26.7                            $24.9
     Add Back:
         Income Tax Expense                                                 17.5                             16.6
         Interest Expense                                                    4.4                              5.7
         Depreciation and Amortization Expense                               8.1                              7.8
-------------------------------------------------------------------------------------------------------------------
EBITDA                                                                     $56.7                            $55.0
-------------------------------------------------------------------------------------------------------------------


                       ALLETE First Quarter 2003 Form 10-Q                    14

INVESTMENTS AND CORPORATE CHARGES reflected slightly lower financial results in 2003. While larger real estate sales were reported in 2003, financial results for 2002 included gains on the sale of certain emerging technology investments and income from the trading securities portfolio which was substantially liquidated during the third quarter of 2002.

DISCONTINUED OPERATIONS' net income was up $4.3 million in 2003. Net income from our Water Services businesses in 2003 reflected a $9.8 million after-tax gain on the condemnation of its Amelia Island water and wastewater assets in Nassau County, Florida, which was offset by $7.4 million of after-tax expense associated with the sale of our water assets and a $2.2 million after-tax accrual for retention and severance incentives. Despite a 4.7 percent increase in total customers, water consumption was down 5 percent in 2003 because in 2002 drier weather conditions increased consumption. Net income from other discontinued operations in 2003 included $1.3 million from the settlement of a lawsuit associated with our auto transport business, while net income in 2002 included $2.3 million of exit charges associated with the auto transport business and the retail stores.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2003 AND 2002

ENERGY SERVICES

UTILITY operations include retail and wholesale rate regulated activities under the jurisdiction of state and federal regulatory authorities. NONREGULATED/NONUTILITY operations consist of nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market), coal mining and telecommunications activities. Nonregulated generation consists primarily of the Taconite Harbor Energy Center in northern Minnesota and generation secured through the Kendall County power purchase agreement, a 15-year agreement with NRG Energy at a facility near Chicago, Illinois.

OPERATING REVENUE in total was up $36.2 million, or 25 percent, in 2003 reflecting increases at both utility and nonregulated/nonutility operations. UTILITY operating revenue was up $17.2 million, or 14 percent, mainly due to higher wholesale prices and fuel clause recoveries, increased utility kilowatthour sales and additional power marketing activities at Split Rock Energy. Fuel clause recoveries increased due to higher purchased power costs. Utility kilowatthour sales were up 3 percent compared to the first quarter of last year reflecting increased retail sales to taconite customers. Equity income from Split Rock Energy was up in 2003 due to increased power marketing opportunities and higher wholesale energy prices. NONREGULATED/NONUTILITY revenue increased $19.0 million, or 86 percent, in 2003 primarily due to sales from about 500 MW of nonregulated generation that came online during the first half of 2002.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2003 and 2002. Electric sales to paper and pulp mills accounted for 3 percent of consolidated operating revenue in 2003 (4 percent in 2002).

OPERATING EXPENSES in total were up $31.2 million, or 25 percent, in 2003. The increase was primarily attributable to increased purchased power expense. UTILITY operating expenses were up $11.5 million, or 11 percent, in 2003 primarily due to increased purchased power and generating station maintenance expense. Higher purchased power costs resulted from both increased wholesale prices and quantities purchased. Planned maintenance outages at Company generating stations necessitated higher quantities of purchased power this year. NONREGULATED/NONUTILITY operating expenses increased $19.7 million, or 84 percent, over the prior year mainly due to fuel and purchased power expenses for nonregulated generation that came online during the first half of 2002. Purchased power expense in 2003 included three months of demand charges related to the Kendall County power purchase agreement which began in May 2002.

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $24.1 million, or 12 percent, in 2003. Revenue from our wholesale auction facilities was higher in 2003 primarily due to a sales mix shift on flat volume and modest fee increases implemented at some of our auction facilities. The increased volume in commercial accounts, which resulted in additional reconditioning services, offset a decline in dealer consignment sales. Inclement weather in early 2003 also impacted volumes. Inventories at our auction facilities are high. Though more vehicles were run through our auctions than last year, dealers are buying fewer vehicles and are keeping lower than usual inventory on their lots. The dealers may be keeping lower inventory on their lots due to a

15                     ALLETE First Quarter 2003 Form 10-Q
combination of factors including manufacturers' incentives on new vehicles, and uncertainty due to the economy and the aftermath of the war in Iraq.

Revenue from our total loss auction facilities was up in 2003 reflecting a 9 percent increase in vehicles sold and expansion into new markets, including combination sites at some of our wholesale auction facilities. Same store total loss vehicle sales, however, were down in 2003 due to inclement weather which caused sales to be canceled or moved to lower volume days.

Revenue from AFC was higher in 2003 primarily because improved credit quality of the receivable portfolio lowered bad debt expense. AFC financed approximately 2 percent fewer vehicles in 2003 and managed total receivables of $520 million at March 31, 2003 ($500 million at March 31, 2002).

OPERATING EXPENSES were up $21.4 million, or 13 percent, in 2003 primarily due to additional expenses incurred for reconditioning services provided as a result of a sales mix shift towards commercial accounts, and additional costs incurred because of inclement weather. Operating expenses were also impacted by lower conversion rates which increased direct costs associated with processing vehicles multiple times.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $5.7 million, or 34 percent, in 2003 because revenue in 2002 included $3.3 million of gains on the sale of certain emerging technology investments and income from the trading securities portfolio which was substantially liquidated during the third quarter of 2002. Revenue from our real estate operations was down slightly compared to 2002.

OPERATING EXPENSES were down $5.7 million, or 34 percent, in 2003 reflecting lower incentive compensation expenses and lower expenses related to our real estate operations because the cost of property sold in 2003 was lower than in 2002.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable generally accepted accounting principles involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: uncollectible receivables and allowance for doubtful accounts, impairment of goodwill and long-lived assets, pension and postretirement health and life actuarial assumptions, and valuation of investments. These policies are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


OUTLOOK

We remain focused on continuously improving the performance of our two core businesses, Energy and Automotive Services, and monetizing those businesses that are non-strategic or non-core. Our two core businesses remain strong and are poised for earnings growth in their respective markets as economic conditions improve. With solid first quarter 2003 financial results, our total year expectations have not changed.

We are continuing to pursue the sale of our Water Services businesses in Florida, North Carolina and Georgia. The March 2003 sale of Florida Water's Amelia Island water and wastewater assets to Nassau County in Florida through a condemnation proceeding resulted in an after-tax gain of $9.8 million which was included in our first quarter 2003 earnings from discontinued operations. In April 2003 Florida Water met with leaders of local governments that have expressed an interest in purchasing the assets of Florida Water that serve their residents. The governmental entities at the meeting discussed acquiring directly from Florida Water approximately two-thirds of Florida Water's asset base. If Florida Water proceeds with this course of action, it would seek to sell the remaining one-third of its assets to other interested local governments, and the water systems not sold in this process it would seek to sell to a private buyer. We are using an investment banking firm to facilitate the sale of Water Services businesses in North Carolina and Georgia. Discussions with prospective buyers are in process. We expect to enter into agreements to sell these businesses in 2003. The proceeds from selling our Water Services businesses will give us the ability to reduce debt, which will further strengthen our balance sheet.

                       ALLETE First Quarter 2003 Form 10-Q                    16

Our Board of Directors and management remain committed to unlocking the value of ALLETE. We continue to review, both internally and with outside advisors, the benefits and risks of separating our Energy and Automotive Services businesses into independent companies. When we ultimately reach a decision as to whether we will separate our businesses, we will inform the market at that time through a filing with the SEC. We are unable to predict the timing of that decision.

ENERGY SERVICES. While our power marketing activities benefited from higher than expected wholesale power prices during the first quarter of 2003, it is uncertain whether higher prices will continue for the remainder of the year. We are still anticipating 2003 net income from Energy Services to decrease slightly from 2002 levels. Global economic conditions continue to affect our largest industrial retail customers and are likely to continue over the next few years, as consolidation in the steel and taconite industries continues, and while paper and pulp companies search for even more efficiency and cost-cutting measures to compete with global producers.

AUTOMOTIVE SERVICES. We continue to anticipate earnings from Automotive Services to increase by about 15 percent in 2003 with vehicles sold through our wholesale and total loss auction facilities combined increasing by 4 percent to 7 percent in 2003, and the number of vehicles financed through AFC increasing by about 11 percent in 2003. However, it will be more difficult to achieve these growth targets if economic conditions do not improve. Automotive Services is focusing on growth in the volume of vehicles sold and financed, increased ancillary services, and operating and technological efficiencies. Selective fee increases have been implemented and more will be considered. The opening of total loss auction facilities in Medford (Long Island), New York, and Manville, New Jersey, during the first quarter of 2003 will also contribute to 2003 earnings as will the planned opening of total loss auction facilities in California this summer, and new wholesale auction facilities in Medford, New York; Atlanta, Georgia; and Edmonton, Alberta, which are under construction and slated to open later this year. The new facility in Medford is a greenfield (a newly constructed facility in a new market), while the new facilities in Atlanta and Edmonton will replace aging facilities.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally with expanded facilities, services and operations (see Capital Requirements), and externally through acquisitions. During the first three months of 2003 cash flow from operating activities reflected strong operating results and continued focus on working capital management. Cash flow from operations was higher in 2002 due to the timing of the collection of certain finance receivables outstanding at December 31, 2001. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. As of March 31, 2003 our working capital needs included $283 million of long-term debt that is due later in 2003. We are currently reviewing several options for repaying this debt, including repayment with possible proceeds from the sale of our Water Services businesses, or refinancing with new issue debt securities. (See Securities.) Additional working capital, if and when needed, generally is provided by the sale of commercial paper. During the second half of 2002 we liquidated our trading securities portfolio and used the proceeds to reduce our short-term debt. Approximately 4.3 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

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

17                     ALLETE First Quarter 2003 Form 10-Q

Significant changes in accounts receivable and accounts payable balances at March 31, 2003 compared to December 31, 2002 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during December because of the holidays. As a result, ADESA and AFC had higher receivables and higher payables at March 31, 2003.

AFC RECEIVABLES. AFC, through a wholly-owned, consolidated subsidiary, sells certain finance receivables through a revolving private securitization structure. The securitization agreement allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The securitization agreement expires in 2005.

AFC managed total receivables of $520.1 million at March 31, 2003 ($495.1 million at December 31, 2002); $207.3 million represent receivables which were included in accounts receivable on our consolidated balance sheet ($191.3 million at December 31, 2002) and $312.8 million represent receivables sold in undivided interests through the securitization agreement ($303.8 million at December 31, 2002) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement. We are not currently aware of any changing circumstances that would put AFC in noncompliance with the covenants.

SPLIT ROCK ENERGY. We provide up to $50.0 million in credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At March 31, 2003, $8.8 million was used to support actual obligations ($10.5 million at December 31, 2002). The credit support generally expires within one year from the date of issuance.

SALE OF WATER PLANT ASSETS. In March 2003, through a condemnation proceeding, Florida Water sold its Amelia Island water and wastewater assets to Nassau County in Florida for $17.5 million. The transaction resulted in an after-tax gain of $9.8 million which was included in our first quarter 2003 earnings from discontinued operations. The system serves 5,000 customers. For an additional fee, Florida Water will continue to operate the system for Nassau County for a period of 120 days or for such additional period of time as may be agreed by the parties. The proceeds, which were received in April 2003, will be used to reduce debt and for general corporate purposes.

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

CAPITAL REQUIREMENTS

Consolidated capital expenditures for the quarter ended March 31, 2003 totaled $27.6 million ($46.9 million in 2002). Expenditures for 2003 included $13.7 million for Energy Services and $7.7 million for Automotive Services. Expenditures for 2003 also included $6.2 million to maintain our Water Services businesses while they are in the process of being sold. An existing long-term line of credit and internally generated funds were the primary sources of funding for these expenditures.

                       ALLETE First Quarter 2003 Form 10-Q                    18

NEW ACCOUNTING STANDARDS

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. We are reviewing certain auction facility lease agreements entered into by ADESA prior to January 2003 to determine (1) if the lessor is a variable interest entity, and (2) if we should consolidate the lessor. If it is ultimately determined that the lessor is a variable interest entity that should be included in our consolidated financial statements, we estimate that we will record approximately $73 million in property, plant and equipment, and $73 million in long-term debt. Any recognition of these amounts would first occur in the third quarter of 2003. We are considering terminating these leases and purchasing these properties directly from the lessor.

                      ------------------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Our securities investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At March 31, 2003 our available-for-sale securities portfolio consisted of minority interests in the common stock of publicly-traded corporations held in our Emerging Technology portfolio, and securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $17.4 million at March 31, 2003 ($20.9 million at December 31, 2002) and a total unrealized after-tax loss of $3.7 million at March 31, 2003 ($2.8 million at December 31, 2002). Our publicly-traded Emerging Technology portfolio accounted for $3.5 million of the total unrealized after-tax loss at March 31, 2003. We believe the decline in market value is temporary and we have the ability and intent to hold these investments until the market recovers. The FASB's Emerging Issues Task Force has begun discussing the accounting for impairment of certain investments under open Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Any final rules could impact our accounting for available-for-sale securities and some, or all, unrealized losses may need to be charged to income. The timing and requirements of any final rules are uncertain at this time.

As part of our Emerging Technology portfolio, we also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included in Investments on our consolidated balance sheet. The total carrying value of these investments was $39.6 million at March 31, 2003 ($38.7 million at December 31,
2002). Our policy is to periodically review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

FOREIGN CURRENCY

Our foreign currency exposure is limited to the conversion of operating results of our Canadian and Mexican subsidiaries. We have not entered into any foreign exchange contracts to hedge the conversion of our Canadian or Mexican operating results into United States dollars.

19                     ALLETE First Quarter 2003 Form 10-Q

POWER MARKETING

Minnesota Power purchases power for retail sales in our electric utility service territory and sells excess generation in the wholesale market. We have about 500 MW of nonregulated generation available for sale to the wholesale market. Our nonregulated generation includes about 225 MW from Taconite Harbor in northern Minnesota that was acquired in October 2001. It also includes 275 MW of generation obtained through a 15-year agreement, which commenced in May 2002, with NRG Energy at the Kendall County facility near Chicago, Illinois. Under the Kendall County agreement, we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. Our strategy is to sell a significant portion of our nonregulated generation through long-term contracts of various durations. The balance will be sold in the spot market through short-term agreements. We currently have long-term forward capacity and energy sales contracts for 100 MW of Kendall County generation, with 50 MW expiring in April 2012 and the balance in September 2017. In the first quarter of 2003 we entered into an additional 30 MW long-term forward capacity and energy sale contract that begins January 1, 2004 and expires in September 2017. Neither the Kendall County agreement nor the related sales contracts are derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2003 shareholders of ALLETE will vote on the election of ten directors, ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2003, and reservation of an additional 500,000 shares of ALLETE common stock to be issued under the ALLETE and Affiliated Companies Employee Stock Purchase Plan. Voting results will be provided in our Form 10-Q for the quarter ended June 30, 2003.


                       ALLETE First Quarter 2003 Form 10-Q                    20

ITEM 5.    OTHER INFORMATION

Reference is made to our 2002 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2002 Form 10-K.


Ref. Page 19. - Last Paragraph
Ref. Page 40. - Third Full Paragraph
Ref. Page 68. - Second Paragraph
Ref. Form 8-K dated March 7, 2003 and filed March 10, 2003
Ref. Form 8-K dated and filed March 14, 2003

In March 2003, through a condemnation proceeding, Florida Water sold its Amelia Island water and wastewater assets to Nassau County in Florida for $17.5 million. The transaction resulted in an after-tax gain of $9.8 million which was included in our first quarter 2003 earnings from discontinued operations. The system serves 5,000 customers. For an additional fee, Florida Water will continue to operate the system for Nassau County for a period of 120 days or for such additional period of time as may be agreed by the parties. The proceeds, which were received in April 2003, will be used to reduce debt and for general corporate purposes.

In April 2003 Florida Water met with leaders of local governments that have expressed an interest in purchasing the assets of Florida Water that serve their residents. The governmental entities at the meeting discussed acquiring directly from Florida Water approximately two-thirds of Florida Water's asset base. If Florida Water proceeds with this course of action, it would seek to sell the remaining one-third of its assets to other interested local governments, and the water systems not sold in this process it would seek to sell to a private buyer.


Ref. Page 22. - Table - Minimum Revenue and Demand Under Contract

As of May 1, 2003 the minimum annual revenue Minnesota Power would collect under contracts with its large power customers is estimated to be $102.9 million in 2003, $65.3 million in 2004, $59.8 million in 2005, $45.2 million in 2006 and
$34.4 million in 2007.


Ref.  Page 23. - Table -   Contract  Status  for  Minnesota  Power  Large  Power
Customers

On May 1, 2003 Eveleth Mines LLC filed for bankruptcy  protection  under Chapter
11. Due to insufficient taconite pellet orders, Eveleth Mines LLC is expected to cease pellet production in mid-May 2003 and the plant will be placed on standby status allowing production to resume later in 2003 if orders are received.

In March 2003 International Steel Group, Inc. (ISG) signed a purchase agreement to buy Bethlehem Steel Corp.'s mills and other property for $1.5 billion. Bethlehem Steel Corp. filed for bankruptcy protection under Chapter 11 in 2001. In April 2003 the purchase was approved by the U.S. Bankruptcy Court. Bethlehem Steel Corp.'s 62.3 percent share of Hibbing Taconite Co. is included in the sale agreement.

In April 2003 U.S. Steel Corp. (USS) offered $1.05 billion to buy National Steel Corporation (National) after reaching a tentative labor agreement with the United Steelworkers of America, covering both USS and prospective National employees. The offer includes National Steel Pellet Company in Keewatin, Minnesota. The transaction was approved by the U.S. Bankruptcy Court, and is contingent on the labor agreement being ratified. Closing of the sale transaction is anticipated to occur in May 2003. USS plans on canceling the proposed sale of its Minntac taconite operation and other raw material related operations to the Apollo Group upon successful completion of the National acquisition.

In January 2003 Blandin Paper Company shut down two of its four production lines representing approximately 30 percent of its production capabilities. A new contract through April 2007 was signed in March 2003. A petition for approval was filed with the MPUC in April 2003.

With the start-up of Missota Paper Company at the former Potlatch Corporation (Potlatch)-Brainerd site, discussions are underway with Potlatch regarding a new contract for the Grand Rapids facility and a resolution of Potlatch's 3.9 MW obligation through December 2008 at Brainerd.

On May 1, 2003 the MPUC  approved  a  contract  amendment  with Stora Enso North
America retroactive to April 1, 2003. The agreement includes a contract extension through April 2009.

21                     ALLETE First Quarter 2003 Form 10-Q

Ref. Page 27. - Eighth Full Paragraph

The Phase II environmental site report was submitted to the WDNR in February 2003. This report identified some Manufactured Gas Plant (MGP)-like chemicals that were found in the soil. Initial test results from sediment samples taken from nearby Superior Bay were inconsistent with MGP-like chemicals. Additional samples were obtained in March 2003 from Superior Bay near the site of the former MGP. The report on this sampling is expected to be completed by the end of May 2003. The Company is unable to predict the outcome of this matter at this time.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    99(a) Section 1350 Certification of Periodic Report dated May 9, 2003, signed by David G. Gartzke.

    99(b) Section 1350 Certification of Periodic Report dated May 9, 2003, signed by James K. Vizanko.


(b) Reports on Form 8-K.

    Report on Form 8-K filed January 24, 2003 with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

    Report on Form 8-K filed March 10, 2003 with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

    Report on Form 8-K filed March 14, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed April 25, 2003 with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition).

                       ALLETE First Quarter 2003 Form 10-Q                    22

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      ALLETE, INC.





May 9, 2003                                          James K. Vizanko
                                          --------------------------------------
                                                     James K. Vizanko
                                                     Vice President,
                                           Chief Financial Officer and Treasurer




May 9, 2003                                           Mark A. Schober
                                          --------------------------------------
                                                      Mark A. Schober
                                               Vice President and Controller


23                     ALLETE First Quarter 2003 Form 10-Q

                                 CERTIFICATIONS

     I, David G. Gartzke, Chairman, President and Chief Executive Officer of ALLETE, certify that:

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



Date:   May 9, 2003                          David G. Gartzke
                                             -----------------------------------
                                             David G. Gartzke
                                             Chairman, President and Chief
                                             Executive Officer


                       ALLETE First Quarter 2003 Form 10-Q                    24

     I, James K. Vizanko, Vice President, Chief Financial Officer and Treasurer of ALLETE, certify that:

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



Date:   May 9, 2003                          James K. Vizanko
                                             -----------------------------------
                                             James K. Vizanko
                                             Vice President, Chief Financial
                                             Officer and Treasurer


25                     ALLETE First Quarter 2003 Form 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

 99(a) Section 1350 Certification of Periodic Report dated May 9, 2003, signed by David G. Gartzke.

 99(b) Section 1350 Certification of Periodic Report dated May 9, 2003, signed by James K. Vizanko.



                     ALLETE First Quarter 2003 Form 10-Q