Form 10-Q
period 2003-06-30
ALLETE INC
filed 2003-08-08
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2003

                                       or

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


                           Common Stock, no par value,
                          86,439,101 shares outstanding
                               as of July 31, 2003

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities
  Litigation Reform Act of 1995                                               3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2003 and December 31, 2002                        4

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2003 and 2002        5

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2003 and 2002                    6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       16

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               25

         Item 4.   Controls and Procedures                                   26

Part II. Other Information

         Item 1.   Legal Proceedings                                         26

         Item 4.   Submission of Matters to a Vote of Security Holders       26

         Item 5.   Other Information                                         27

         Item 6.   Exhibits and Reports on Form 8-K                          28

Signatures                                                                   29


1                     ALLETE Second Quarter 2003 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM         TERM
--------------------------------------------------------------------------------

2002 Form 10-K                  ALLETE's Annual Report on Form 10-K for
                                    the Year Ended December 31, 2002
ADESA                           ADESA Corporation
ADESA Impact                    Collectively, Automotive Recovery Services, Inc.
                                    and Impact Auto Auctions Ltd.
AFC                             Automotive Finance Corporation
ALLETE                          ALLETE, Inc.
APB                             Accounting Principals Board
Company                         ALLETE, Inc. and its subsidiaries
EBITDA                          Earnings Before Interest, Taxes, Depreciation
                                    and Amortization Expense
EPA                             Environmental Protection Agency
ESOP                            Employee Stock Ownership Plan
FASB                            Financial Accounting Standards Board
FERC                            Federal Energy Regulatory Commission
Florida Water                   Florida Water Services Corporation
FPSC                            Florida Public Service Commission
GAAP                            Generally Accepted Accounting Principles
LIBOR                           London Interbank Offered Rate
Minnesota Power                 An operating division of ALLETE, Inc.
Minnkota                        Minnkota Power Cooperative, Inc.
MPUC                            Minnesota Public Utilities Commission
MW                              Megawatt(s)
NCUC                            North Carolina Utilities Commission
NRG Energy                      NRG Energy, Inc.
PSCW                            Public Service Commission of Wisconsin
SEC                             Securities and Exchange Commission
SFAS                            Statement of Financial Accounting Standards No.
Split Rock Energy               Split Rock Energy LLC
Square Butte                    Square Butte Electric Cooperative
SWL&P                           Superior Water, Light and Power Company
WDNR                            Wisconsin Department of Natural Resources


                      ALLETE Second Quarter 2003 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of ALLETE and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

   -  war and acts of terrorism;

   - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW, and various county regulators and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs) as well as general vehicle-related laws, including vehicle brokerage and auction laws;

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

   -  our ability to manage expansion and integrate acquisitions; and

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

3                     ALLETE Second Quarter 2003 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                               ALLETE
                                                     CONSOLIDATED BALANCE SHEET
                                                        Millions - Unaudited
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2003               2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  232.8           $  193.3
     Trading Securities                                                                  0.1                1.8
     Accounts Receivable (Less Allowance of $31.6 and $30.5)                           469.9              383.8
     Inventories                                                                        33.4               36.6
     Prepayments and Other                                                              15.9               14.1
     Discontinued Operations                                                            48.7               28.8
------------------------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           800.8              658.4

Property, Plant and Equipment - Net                                                  1,480.6            1,364.7

Investments                                                                            166.8              170.9

Goodwill                                                                               508.2              499.8

Other Intangible Assets                                                                 37.4               39.8

Other Assets                                                                            74.0               67.5

Discontinued Operations                                                                341.4              346.1
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $3,409.2           $3,147.2
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  331.8           $  202.6
     Accrued Taxes, Interest and Dividends                                              50.5               36.4
     Notes Payable                                                                         -               74.5
     Long-Term Debt Due Within One Year                                                283.1              283.7
     Other                                                                              91.5              111.3
     Discontinued Operations                                                            29.9               29.7
------------------------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      786.8              738.2

Long-Term Debt                                                                         753.2              661.3

Accumulated Deferred Income Taxes                                                      138.1              139.8

Other Liabilities                                                                      156.3              137.6

Discontinued Operations                                                                170.4              162.9

Commitments and Contingencies
------------------------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                            2,004.8            1,839.8
------------------------------------------------------------------------------------------------------------------------------------

Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary ALLETE Capital I
     Which Holds Solely Company Junior Subordinated Debentures                          75.0               75.0
------------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     86.4 and 85.6 Shares Outstanding                                                  832.7              814.9

Unearned ESOP Shares                                                                   (47.1)             (49.0)

Accumulated Other Comprehensive Gain (Loss)                                             12.0              (22.2)

Retained Earnings                                                                      531.8              488.7
------------------------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                   1,329.4            1,232.4
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,409.2           $3,147.2
------------------------------------------------------------------------------------------------------------------------------------

                                   The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2003 Form 10-Q                     4

                                                               ALLETE
                                                  CONSOLIDATED STATEMENT OF INCOME
                                            Millions Except Per Share Amounts - Unaudited

                                                                       QUARTER ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                     2003         2002         2003         2002
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Energy Services
         Utility                                                   $ 125.8      $ 121.9      $ 263.8       $ 242.7
         Nonregulated/Nonutility                                      32.7         32.2         73.8          54.3
     Automotive Services                                             240.7        216.8        473.6         425.6
     Investments                                                      10.7          5.0         21.6          21.6
-------------------------------------------------------------------------------------------------------------------

         Total Operating Revenue                                     409.9        375.9        832.8         744.2
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power
         Utility                                                      52.5         52.2        105.3         100.7
         Nonregulated/Nonutility                                      12.4          7.0         27.0           7.9
     Operations
         Utility                                                      52.6         50.8        110.3         101.6
         Nonregulated/Nonutility                                      24.4         22.7         52.8          45.1
         Automotive and Investments                                  189.9        169.3        380.0         342.3
     Interest                                                         13.9         16.2         28.7          32.1
-------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                    345.7        318.2        704.1         629.7
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                           64.2         57.7        128.7         114.5

DISTRIBUTIONS ON REDEEMABLE
     PREFERRED SECURITIES OF ALLETE CAPITAL I                          1.5          1.5          3.0           3.0

INCOME TAX EXPENSE                                                    25.3         22.2         49.9          43.9
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                     37.4         34.0         75.8          67.6
INCOME FROM DISCONTINUED OPERATIONS - NET OF TAX                       7.0          4.8         12.9           6.4
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                         $  44.4      $  38.8      $  88.7       $  74.0
-------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                            82.6         81.0         82.4          80.7
     Diluted                                                          82.9         81.7         82.6          81.3
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE OF COMMON STOCK
     BASIC
         Continuing Operations                                       $0.45        $0.42        $0.92         $0.84
         Discontinued Operations                                      0.09         0.06         0.16          0.08
-------------------------------------------------------------------------------------------------------------------

                                                                     $0.54        $0.48        $1.08         $0.92
-------------------------------------------------------------------------------------------------------------------
     DILUTED
         Continuing Operations                                       $0.45        $0.41        $0.92         $0.83
         Discontinued Operations                                      0.08         0.06         0.15          0.08
-------------------------------------------------------------------------------------------------------------------

                                                                     $0.53        $0.47        $1.07         $0.91
-------------------------------------------------------------------------------------------------------------------


DIVIDENDS PER SHARE OF COMMON STOCK                                $0.2825       $0.275       $0.565         $0.55
-------------------------------------------------------------------------------------------------------------------

                                   The accompanying notes are an integral part of these statements.

5                     ALLETE Second Quarter 2003 Form 10-Q

                                                               ALLETE
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        Millions - Unaudited

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                  $  88.7                 $  74.0
       Depreciation and Amortization                                                  42.9                    39.9
       Deferred Income Taxes                                                          12.0                     9.5
       Gain on Sale of Plant                                                         (17.0)                      -
       Changes in Operating Assets and Liabilities
          Trading Securities                                                           1.7                    (1.6)
          Accounts Receivable                                                        (84.8)                  (42.2)
          Inventories                                                                  3.2                     1.8
          Prepayments and Other Current Assets                                        (1.8)                    4.5
          Accounts Payable                                                           125.4                   130.6
          Other Current Liabilities                                                   (3.2)                  (26.3)
       Other - Net                                                                     9.2                     5.0
------------------------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                         176.3                   195.2
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Investments                                               6.4                     1.9
       Additions to Investments                                                       (2.4)                   (2.9)
       Additions to Property, Plant and Equipment                                   (118.6)                  (97.5)
       Acquisitions - Net of Cash Acquired                                            (1.8)                  (17.2)
       Other - Net                                                                   (13.2)                   (9.7)
------------------------------------------------------------------------------------------------------------------------------------

              Cash for Investing Activities                                         (129.6)                 (125.4)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       17.8                    28.2
       Issuance of Long-Term Debt                                                     65.9                     8.6
       Changes in Notes Payable - Net                                                (72.9)                  (57.1)
       Reductions of Long-Term Debt                                                   (3.2)                   (5.7)
       Dividends on Common Stock                                                     (45.6)                  (43.0)
------------------------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                          (38.0)                  (69.0)
------------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               30.8                     9.9
------------------------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                   39.5                    10.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                203.0                   234.2
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                    $ 242.5                 $ 244.9
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
              Interest - Net of Capitalized                                          $33.2                   $36.8
              Income Taxes                                                           $22.6                   $33.7

------------------------------------------------------------------------------------------------------------------------------------

<F1> Included cash from Discontinued Operations.

                                   The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2003 Form 10-Q                     6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2002 Form 10-K. The financial information for prior periods has been reclassified to include our vehicle import business in discontinued operations. In our opinion, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of the results for the year.

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
-------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED JUNE 30, 2003

Operating Revenue                                  $409.9           $158.5           $240.7 <F1>         $10.7
Operation and Other Expense                         309.9            129.0            171.3                9.6
Depreciation and Amortization Expense                21.9             12.9              8.9                0.1
Interest Expense                                     13.9              5.1              3.7                5.1
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
     Operations                                      64.2             11.5             56.8               (4.1)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         25.3              4.1             22.7               (1.5)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             37.4           $  6.8           $ 34.1              $(3.5)
                                                                 --------------------------------------------------

Income from Discontinued Operations - Net
     of Tax                                           7.0
-----------------------------------------------------------

Net Income                                         $ 44.4
-----------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------


FOR THE QUARTER ENDED JUNE 30, 2002

Operating Revenue                                  $375.9           $154.1           $216.8 <F1>         $ 5.0
Operation and Other Expense                         281.9            120.5            153.8                7.6
Depreciation and Amortization Expense                20.1             12.2              7.8                0.1
Interest Expense                                     16.2              4.7              5.7                5.8
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
     Operations                                      57.7             16.7             49.5               (8.5)
Distributions on Redeemable
     Preferred Securities of Subsidiary               1.5              0.6                -                0.9
Income Tax Expense (Benefit)                         22.2              6.4             19.5               (3.7)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             34.0           $  9.7           $ 30.0              $(5.7)
                                                                 --------------------------------------------------

Income from Discontinued Operations - Net
     of Tax                                           4.8
-----------------------------------------------------------

Net Income                                         $ 38.8
-----------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------

<F1> Included $47.6 million of Canadian operating revenue in 2003 ($39.4 million in 2002).

7                     ALLETE Second Quarter 2003 Form 10-Q

Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
-------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2003

Operating Revenue                                  $832.8           $337.6           $473.6 <F2>         $21.6
Operation and Other Expense                         632.6            269.7            347.5               15.4
Depreciation and Amortization Expense                42.8             25.7             17.0                0.1
Interest Expense                                     28.7             10.1              8.1               10.5
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
     Operations                                     128.7             32.1            101.0               (4.4)
Distributions on Redeemable
     Preferred Securities of Subsidiary               3.0              1.2                -                1.8
Income Tax Expense (Benefit)                         49.9             11.9             40.2               (2.2)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             75.8           $ 19.0           $ 60.8              $(4.0)
                                                                 --------------------------------------------------

Income from Discontinued Operations - Net
     of Tax                                          12.9
-----------------------------------------------------------

Net Income                                         $ 88.7
-----------------------------------------------------------

Total Assets                                     $3,409.2 <F1>    $1,137.3         $1,718.5 <F3>        $163.3
Property, Plant and Equipment - Net              $1,480.6           $904.8           $571.8               $4.0
Accumulated Depreciation and Amortization          $887.4           $726.7           $158.5               $2.2
Capital Expenditures                                $73.6 <F1>       $38.1            $18.9                  -

-------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30, 2002

Operating Revenue                                  $744.2           $297.0           $425.6 <F2>         $21.6
Operation and Other Expense                         557.8            231.2            307.6               19.0
Depreciation and Amortization Expense                39.8             24.1             15.6                0.1
Interest Expense                                     32.1              9.4             11.4               11.3
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
     Operations                                     114.5             32.3             91.0               (8.8)
Distributions on Redeemable
     Preferred Securities of Subsidiary               3.0              1.2                -                1.8
Income Tax Expense (Benefit)                         43.9             12.3             36.1               (4.5)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             67.6           $ 18.8           $ 54.9              $(6.1)
                                                                 --------------------------------------------------

Income from Discontinued Operations - Net
     of Tax                                           6.4
-----------------------------------------------------------

Net Income                                         $ 74.0
-----------------------------------------------------------

Total Assets                                     $3,401.9 <F1>      $971.2         $1,650.9 <F3>        $411.5
Property, Plant and Equipment - Net              $1,368.4           $892.1           $472.2               $4.1
Accumulated Depreciation and Amortization          $854.1           $715.3           $136.6               $2.2
Capital Expenditures                                $97.5 <F1>       $44.9            $26.3                  -

-------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $390.1 million of total assets in 2003 ($368.3 million in 2002); and
     $16.6 million of capital expenditures in 2003 ($26.3 million in 2002).
<F2> Included $87.7 million of Canadian operating revenue in 2003 ($73.7 million in 2002).
<F3> Included  $214.6 million  of  Canadian  assets  in  2003 ($228.1 million in 2002).

                      ALLETE Second Quarter 2003 Form 10-Q                     8

NOTE 2.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE. AFC, through a wholly owned, consolidated subsidiary, sells certain finance receivables through a revolving private securitization structure. The securitization agreement allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The securitization agreement expires in 2005.

AFC managed total receivables of $524.9 million at June 30, 2003 ($495.1 million at December 31, 2002); $211.1 million of this amount represent receivables which were included in accounts receivable on our consolidated balance sheet ($191.3 million at December 31, 2002) and $313.8 million of this amount represent receivables sold in undivided interests through the securitization agreement ($303.8 million at December 31, 2002) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement. We are not currently aware of any changing circumstances that would put AFC in noncompliance with the covenants.

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no expense is recognized for employee stock options granted. If we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," we estimate that stock-based compensation expense would have increased $0.6 million after tax in the first six months of 2003 ($0.7 million after tax in the first six months of
2002), and basic and diluted earnings per share would have decreased $0.01 (a $0.01 per share decrease in the first six months of 2002). These amounts were calculated using the Black-Scholes option pricing model. We estimate the full year impact to be approximately $1.3 million, or $0.02 per share, for 2003. Expense is recognized for performance share awards, and amounted to approximately $1.2 million after tax in the first six months of 2003 ($1.8 million in the first six months of 2002).


NOTE 3.    GOODWILL AND OTHER INTANGIBLES

We conduct our annual goodwill impairment testing in the second quarter of each year and the 2003 test resulted in no impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test.


GOODWILL
------------------------------------------------------------------------------------------------------------------------------------
Millions
Carrying Value, December 31, 2002                                                                    $499.8
Acquired during Year                                                                                    1.8
Change due to Foreign Currency Translation Adjustment                                                   6.6
------------------------------------------------------------------------------------------------------------------------------------
Carrying Value, June 30, 2003                                                                        $508.2
------------------------------------------------------------------------------------------------------------------------------------
                                                          JUNE 30,                                DECEMBER 31,
OTHER INTANGIBLE ASSETS                                     2003                                      2002
------------------------------------------------------------------------------------------------------------------------------------
Millions
Customer Relationships                                     $29.6                                      $29.6
------------------------------------------------------------------------------------------------------------------------------------
Computer Software                                           26.2                                       32.6
Other                                                        5.8                                        6.8
Accumulated Amortization                                   (24.2)                                     (29.2)
------------------------------------------------------------------------------------------------------------------------------------

Total                                                      $37.4                                      $39.8
------------------------------------------------------------------------------------------------------------------------------------

Other Intangible Assets are amortized using the straight-line method over periods of two to forty years. Amortization expense for Other Intangible Assets is expected to be about $10 million per year until fully amortized.


9                     ALLETE Second Quarter 2003 Form 10-Q

NOTE 4.    NEW ACCOUNTING STANDARDS

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. In June 2003 ADESA restructured its financial arrangements with respect to four of its wholesale auction facilities previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. Interpretation No. 46 would have required ADESA to consolidate the lessor under the lease arrangements in place prior to the restructuring. We are not a party to any variable interest entity required to be consolidated upon the adoption of Interpretation 46.

In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In general, SFAS 150 establishes standards for classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. Mandatorily redeemable financial instruments must be classified as a liability and the related payments must be reported as interest expense. The new rules are effective immediately for financial instruments entered into after May 31, 2003 and in the third quarter of 2003 for previously existing financial instruments. Beginning with the third quarter of 2003, we will be required to reclassify our Mandatorily Redeemable Preferred Securities of ALLETE Capital I as a long-term liability and reclassify the quarterly distributions as interest expense. This will be a reclassification only and will not impact our results of operations.


NOTE 5.    DISCONTINUED OPERATIONS

In 2002 we began to execute plans developed in a strategic review of all of the Company's businesses to unlock shareholder value not reflected in the price of our common stock. Businesses identified as having more value if operated by potential purchasers rather than by us include our Water Services businesses in Florida, North Carolina and Georgia and our auto transport business. We sold our auto transport business and exited our retail stores at the end of first quarter 2002, and exited our vehicle import business in the first quarter of 2003.

The December 2002 asset purchase agreement Florida Water signed with the Florida Water Services Authority, a governmental authority formed under the laws of the state of Florida, was terminated by Florida Water in March 2003 after a Florida court ruling delayed the sale. As a result, earnings from discontinued operations for the six months ended June 30, 2003 included a $12.5 million ($7.9 million after tax) expense associated with selling our Water Services businesses. This is included in Other Expense in the table below.

In March 2003, through a condemnation proceeding, Florida Water sold its Amelia Island water and wastewater assets to Nassau County in Florida for $17.5 million. The transaction resulted in an after-tax gain of $9.8 million which was included in our first quarter and six months ended 2003 earnings from discontinued operations.

In May 2003, through a condemnation proceeding, Florida Water sold its water and wastewater assets in Bradford and Clay counties in Florida to the Clay County Utility Authority for $4.3 million. The transaction resulted in an after-tax gain of $0.6 million which was included in our second quarter and six months ended June 30, 2003 earnings from discontinued operations.

In July 2003, through another condemnation proceeding, Florida Water sold its Martin County water and wastewater assets to Martin County for $2.4 million. The transaction resulted in an after-tax gain of $0.5 million which will be included in our third quarter 2003 earnings from discontinued operations.


                      ALLETE Second Quarter 2003 Form 10-Q                    10

On July 24, 2003 Florida Water signed a purchase agreement to sell seven of its Florida water and wastewater systems to governmental entities in Florida for $296 million payable at closing. The transaction is expected to result in an after-tax gain of approximately $55 million. The water and wastewater systems included in this purchase agreement represent approximately two-thirds of Florida Water's assets and constitute systems serving the counties of Osceola, Hernando, Citrus, Lee and Charlotte, and the communities of Marco Island and Palm Coast. These systems combined serve approximately 152,000 customers. The cash proceeds after transaction costs, retirement of Florida Water debt and payment of income taxes are estimated at $158 million, and will be used to retire debt at ALLETE. The sale is expected to close by the end of 2003 pending satisfaction of certain contingencies and regulatory approvals in Florida. Florida Water will continue to seek buyers for its remaining water and wastewater facilities. Systems for which governmental buyers are not found are expected to be sold to a private buyer.

We are using an investment banking firm to facilitate the sale of our Water Services businesses in North Carolina and Georgia. Discussions with prospective buyers are in process. We expect to enter into agreements to sell these businesses in 2003.

As a result of our actions towards selling our Water Services businesses, we believe it is appropriate to continue to reflect our remaining water assets as discontinued operations as of June 30, 2003.

SUMMARY OF DISCONTINUED OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
Millions

                                                               QUARTER ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
INCOME STATEMENT                                           2003            2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                         $31.2            $36.1           $62.1            $75.0
------------------------------------------------------------------------------------------------------------------------------------

Pre-Tax Income from
     Operations (excluding Other Expense)                 $11.0            $10.7           $18.3            $17.0
Other Expense                                               0.7                -            16.0                -
------------------------------------------------------------------------------------------------------------------------------------

Pre-Tax Income from Operations                             10.3             10.7             2.3             17.0
Income Tax Expense                                          3.9              4.3             1.1              6.7
------------------------------------------------------------------------------------------------------------------------------------

                                                            6.4              6.4             1.2             10.3
------------------------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Disposal                                     1.0             (2.2)           19.0             (5.8)
Income Tax Expense (Benefit)                                0.4             (0.6)            7.3             (1.9)
------------------------------------------------------------------------------------------------------------------------------------

                                                            0.6             (1.6)           11.7             (3.9)
------------------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations                       $ 7.0            $ 4.8           $12.9            $ 6.4
------------------------------------------------------------------------------------------------------------------------------------

                                                                                JUNE 30,             DECEMBER 31,
BALANCE SHEET INFORMATION                                                         2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations
    Cash and Cash Equivalents                                                    $  9.7                 $  9.7
    Other Current Assets                                                           39.0                   19.1
    Property, Plant and Equipment                                                 314.5                  311.5
    Other Assets                                                                   26.9                   34.6
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 $390.1                 $374.9
------------------------------------------------------------------------------------------------------------------------------------

Liabilities of Discontinued Operations
    Current Liabilities                                                          $ 29.9                 $ 29.7
    Long-Term Debt                                                                123.5                  125.8
    Other Liabilities                                                              46.9                   37.1
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 $200.3                 $192.6
------------------------------------------------------------------------------------------------------------------------------------


11                    ALLETE Second Quarter 2003 Form 10-Q

NOTE 6.    LONG-TERM DEBT

In June 2003 ADESA restructured its financial arrangements with respect to its wholesale auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These wholesale auction facilities were previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. The $28 million of assumed long-term debt matures April 1, 2020 and has a variable interest rate equal to the seven-day AA Financial Commercial Paper Rate plus approximately 1.2%, while the $45 million of long-term debt issued to finance the wholesale auction facility in Tracy, California, matures July 30, 2006 and has a variable interest rate of prime or LIBOR plus 1%. (See Note 4.)

In July 2003 ALLETE used internally generated funds to retire $25 million in principal amount of the Company's First Mortgage Bonds, Series 6 1/4% due July 1, 2003.

In July 2003 ALLETE entered into a credit agreement to borrow $250 million from a consortium of financial institutions, the proceeds of which were used to redeem $250 million of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. The July 2003 credit agreement expires in July 2004, is subject to interest at LIBOR plus 0.875% and is secured by the lien of the Company's Mortgage and Deed of Trust. The credit agreement also has certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75 percent of the net proceeds from the sale of water assets.


NOTE 7.    INCOME TAX EXPENSE


                                                               QUARTER ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                           2003            2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Millions
Current Tax Expense
     Federal                                              $15.6            $12.8           $32.3            $27.7
     Foreign                                                7.3              3.9             9.2              6.7
     State                                                  2.3              1.8             6.1              3.5
------------------------------------------------------------------------------------------------------------------------------------

                                                           25.2             18.5            47.6             37.9
------------------------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                                0.2              4.3             2.4              6.2
     Foreign                                                  -                -               -              0.2
     State                                                  0.1             (0.3)            0.5              0.2
------------------------------------------------------------------------------------------------------------------------------------

                                                            0.3              4.0             2.9              6.6
------------------------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                       (0.2)            (0.3)           (0.6)            (0.6)
------------------------------------------------------------------------------------------------------------------------------------

Income Taxes on Continuing Operations                      25.3             22.2            49.9             43.9
Income Taxes on Discontinued Operations                     4.3              3.7             8.4              4.8
------------------------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                  $29.6            $25.9           $58.3            $48.7
------------------------------------------------------------------------------------------------------------------------------------


                      ALLETE Second Quarter 2003 Form 10-Q                    12

NOTE 8.    COMPREHENSIVE INCOME

For the quarter ended June 30, 2003 total comprehensive income was $66.3 million ($44.8 million for the quarter ended June 30, 2002). For the six months ended June 30, 2003 total comprehensive income was $122.9 million ($78.0 million for the six months ended June 30, 2002). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap, additional pension liability and foreign currency translation adjustments.

                                                                                   JUNE 30,          DECEMBER 31,
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)                                          2003                2002
-------------------------------------------------------------------------------------------------------------------
Millions
Unrealized Gain (Loss) on Securities                                                $  0.3            $  (2.8)
Interest Rate Swap                                                                       -               (0.2)
Foreign Currency Translation Gain (Loss)                                              15.2              (15.7)
Additional Pension Liability                                                          (3.5)              (3.5)
-------------------------------------------------------------------------------------------------------------------

                                                                                    $ 12.0            $ (22.2)
-------------------------------------------------------------------------------------------------------------------

NOTE 9.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. There was no difference between basic and diluted earnings per share from continuing operations for the quarter and six months ended periods in 2003.


RECONCILIATION OF BASIC AND DILUTED
EARNINGS PER SHARE
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
                                                        QUARTER ENDED                       SIX MONTHS ENDED
                                                        JUNE 30, 2002                         JUNE 30, 2002
                                                 -----------------------------        -----------------------------
                                                 BASIC    DILUTIVE     DILUTED        BASIC     DILUTIVE    DILUTED
                                                  EPS    SECURITIES      EPS           EPS     SECURITIES     EPS
                                                 -----------------------------        -----------------------------
Net Income from Continuing Operations            $34.0         -       $34.0          $67.6         -        $67.6

Common Shares                                     81.0       0.7        81.7           80.7       0.6         81.3

Per Share from Continuing Operations             $0.42         -       $0.41          $0.84         -        $0.83
-------------------------------------------------------------------------------------------------------------------


13                    ALLETE Second Quarter 2003 Form 10-Q

NOTE 10.      COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2003 Square Butte had total debt outstanding of $282.2 million. Total annual debt service for Square Butte is expected to be approximately $23.6 million in each of the years 2003 through 2007. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and the FERC.

LEASING AGREEMENTS. In June 2003 ADESA restructured its financial arrangement with respect to its wholesale auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These wholesale auction facilities were previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. (See Note 4.)

We lease other properties and equipment under operating lease agreements with terms expiring through 2010. The aggregate amount of future minimum lease payments for all operating leases during 2003 is $7.8 million ($10.6 million in 2004; $7.3 million in 2005; $5.7 million in 2006; $5.2 million in 2007; and
$55.5 million thereafter).

SPLIT ROCK ENERGY. We provide up to $50.0 million of credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At June 30, 2003 this credit support backed $1.7 million of Split Rock Energy's liabilities ($7.3 million at December 31,
2002). The credit support generally expires within one year from the date of issuance.

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

EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included in Investments on our consolidated balance sheet. The total carrying value of these investments was $39.7 million at June 30, 2003 ($38.7 million at December 31, 2002). We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $5.9 million at June 30, 2003 ($7.7 million at December 31, 2002) and is expected to be invested at various times through 2007.


                      ALLETE Second Quarter 2003 Form 10-Q                    14

ENVIRONMENTAL MATTERS. Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed below.

In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant
(MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested an environmental investigation be initiated. The WDNR also issued SWL&P a Responsible Party letter in February 2002 to initiate tracking of the project in the WDNR database so that progress can be monitored. The environmental investigation is underway. The Phase II environmental site investigation report was submitted to the WDNR in February 2003. This report identified some MGP-like chemicals that were found in the soil. Initial test results from sediment samples taken from nearby Superior Bay were inconsistent with MGP-like chemicals. Additional samples were obtained in March 2003 from Superior Bay near the site of the former MGP. The report on this sampling is expected to be completed by the end of August 2003. The Company is unable to predict the outcome of this matter at this time.

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


15                    ALLETE Second Quarter 2003 Form 10-Q

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE's core operations are focused on two business segments. ENERGY SERVICES includes electric and gas services, coal mining and telecommunications. AUTOMOTIVE SERVICES, with operations across the United States and Canada, includes a network of wholesale and total loss vehicle auctions, a finance company, a vehicle remarketing company, a company that provides vehicle inspection services to the automotive industry and its lenders, and a company that provides Internet-based automotive parts location and nationwide insurance claim audit services. INVESTMENTS AND CORPORATE CHARGES includes our Florida real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment. In 2002 Investments and Corporate Charges included our trading securities portfolio which was substantially liquidated during the second half of 2002. DISCONTINUED OPERATIONS includes our Water Services businesses, our auto transport business, our vehicle import business and our retail stores.


CONSOLIDATED OVERVIEW

Net income for the quarter and six months ended June 30, 2003 increased 14 percent and 20 percent, respectively, from the same periods in 2002 and diluted earnings per share for the quarter and six months ended June 30, 2003 increased 13 percent and 18 percent, respectively, from the same periods in 2002.

Net income from continuing operations for the quarter and six months ended June 30, 2003 increased 10 percent and 12 percent, respectively, from the same periods in 2002 and diluted earnings per share from continuing operations for the quarter and six months ended June 30, 2003 increased 10 percent and 11 percent, respectively, from the same periods in 2002.

                                                               QUARTER ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                           2003            2002             2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Operating Revenue
     Energy Services                                      $158.5          $154.1           $337.6         $297.0
     Automotive Services                                   240.7           216.8            473.6          425.6
     Investments                                            10.7             5.0             21.6           21.6
------------------------------------------------------------------------------------------------------------------------------------

                                                          $409.9          $375.9           $832.8         $744.2
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Energy Services                                      $147.0          $137.4           $305.5         $264.7
     Automotive Services                                   183.9           167.3            372.6          334.6
     Investments and Corporate Charges                      14.8            13.5             26.0           30.4
------------------------------------------------------------------------------------------------------------------------------------

                                                          $345.7          $318.2           $704.1         $629.7
------------------------------------------------------------------------------------------------------------------------------------

Net Income
     Energy Services                                       $ 6.8           $ 9.7            $19.0          $18.8
     Automotive Services                                    34.1            30.0             60.8           54.9
     Investments and Corporate Charges                      (3.5)           (5.7)            (4.0)          (6.1)
------------------------------------------------------------------------------------------------------------------------------------

     Continuing Operations                                  37.4            34.0             75.8           67.6
     Discontinued Operations                                 7.0             4.8             12.9            6.4
------------------------------------------------------------------------------------------------------------------------------------

         Net Income                                        $44.4           $38.8            $88.7          $74.0
------------------------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock - Millions           82.9            81.7             82.6           81.3
------------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share of Common Stock
     Continuing Operations                                 $0.45           $0.41            $0.92          $0.83
     Discontinued Operations                                0.08            0.06             0.15           0.08
------------------------------------------------------------------------------------------------------------------------------------

                                                           $0.53           $0.47            $1.07          $0.91
------------------------------------------------------------------------------------------------------------------------------------


                      ALLETE Second Quarter 2003 Form 10-Q                    16

                                                               QUARTER ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
STATISTICAL INFORMATION                                   2003            2002              2003           2002
------------------------------------------------------------------------------------------------------------------------------------
ENERGY SERVICES
Millions of Kilowatthours Sold
    Utility
       Retail
           Residential                                    223.9            232.8           536.8           518.6
           Commercial                                     289.6            295.1           616.0           609.6
           Industrial                                   1,655.0          1,755.2         3,373.6         3,405.0
           Other                                           18.3             17.8            38.8            37.6
       Resale                                             505.4            400.8           913.2           843.7
------------------------------------------------------------------------------------------------------------------------------------

                                                        2,692.2          2,701.7         5,478.4         5,414.5
    Nonregulated                                          281.1            226.7           700.2           310.3
------------------------------------------------------------------------------------------------------------------------------------

                                                        2,973.3          2,928.4         6,178.6         5,724.8
------------------------------------------------------------------------------------------------------------------------------------

AUTOMOTIVE SERVICES
    Vehicles Sold
       Wholesale                                        471,000          454,000         933,000         915,000
       Total Loss                                        49,000           44,000          98,000          89,000
------------------------------------------------------------------------------------------------------------------------------------

                                                        520,000          498,000       1,031,000       1,004,000

    Conversion Rate <F1> - Wholesale Vehicles             61.1%            59.7%           61.8%           62.6%

    Vehicles Financed                                   241,000          241,000         474,000         478,000
------------------------------------------------------------------------------------------------------------------------------------

<F1> Conversion rate is the percentage of vehicles sold from those that were offered at auction.

NET INCOME

The following net income discussion summarizes a comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002.

ENERGY SERVICES' net income was slightly higher than last year reflecting increased sales of nonregulated generation, improved wholesale power prices and more sales activity at our telecommunications business. Increased sales of nonregulated generation resulted from facilities being available for a full six months in 2003. Nonregulated generation facilities first came online at various times during the first half of 2002. In 2002 net income included a $2.8 million after-tax mark-to-market accounting gain on the Kendall County power purchase agreement as required by accounting rules. These mark-to-market accounting rules were rescinded in late 2002, and this $2.8 million gain was reversed in the fourth quarter.

AUTOMOTIVE SERVICES reported a $5.9 million, or 11 percent, increase in net income in 2003 in spite of difficult market conditions. The increase in net income was attributable to increased vehicle sales, lower interest expense, modest fee increases and efficiency gains at our auction facilities, and reduced bad debt expense at AFC, our floorplan financing business. Year-to-date vehicles sold were up 2 percent at our wholesale auction facilities and 10 percent at our total loss auction facilities. Interest expense was down due to lower debt balances, and bad debt expense at AFC was down reflecting improved credit quality of the receivable portfolio and strong receivable portfolio management. For the six months ended June 30, 2003 AFC contributed 29 percent of the net income for Automotive Services (30 percent in 2002).

NON-GAAP FINANCIAL MEASURES. We believe EBITDA provides meaningful additional information that helps us monitor and evaluate our ongoing operating results and trends, and facilitates an understanding of our comparative operating performance. EBITDA should not be considered in isolation nor as a substitute for measures of performance prepared in accordance with GAAP. EBITDA is not an alternative to cash flows as a measure of liquidity and may not be comparable with EBITDA as defined by other companies. EBITDA is a common measure of operating performance considered by investors, financial analysts and rating agencies.


17                   ALLETE Second Quarter 2003 Form 10-Q

                                                               QUARTER ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
AUTOMOTIVE SERVICES EBITDA                                 2003             2002           2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Millions
Net Income                                                $34.1            $30.0          $ 60.8           $ 54.9
     Add Back:
         Income Tax Expense                                22.7             19.5            40.2             36.1
         Interest Expense                                   3.7              5.7             8.1             11.4
         Depreciation and Amortization Expense              8.9              7.8            17.0             15.6
------------------------------------------------------------------------------------------------------------------------------------

EBITDA                                                    $69.4            $63.0          $126.1           $118.0
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND CORPORATE CHARGES' financial results in 2003 reflected more real estate sales partially offset by losses on the sale of shares we held directly in publicly-traded emerging technology investments. Financial results for 2002 included gains on the sale of certain emerging technology investments and losses related to our trading securities portfolio which was subsequently liquidated during the third quarter of 2002.

DISCONTINUED OPERATIONS' net income was up $6.5 million in 2003. Net income from our Water Services businesses in 2003 reflected $10.4 million in after-tax gains on the condemnation of Florida Water's utility systems in Nassau (Amelia Island), Clay and Bradford counties. These gains were offset by $7.9 million of after-tax expense associated with the sale of our water assets and a $2.2 million accrual for employee retention and severance incentives. Despite a 2.9 percent increase in total customers, water consumption was down 11 percent because in 2003 above normal precipitation decreased consumption and in 2002 drier weather conditions increased consumption. Net income from other discontinued operations in 2003 included a $1.3 million recovery from the settlement of a lawsuit associated with our auto transport business, while net income in 2002 included $3.9 million of exit charges related to the auto transport business and the retail stores.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 2003 AND 2002

ENERGY SERVICES

UTILITY operations include retail and wholesale rate regulated activities under the jurisdiction of state and federal regulatory authorities. NONREGULATED/NONUTILITY operations consist of nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market), coal mining and telecommunication activities. Nonregulated generation consists primarily of the Taconite Harbor Energy Center in northern Minnesota and generation secured through the Kendall County power purchase agreement, a 15-year agreement with NRG Energy at a facility near Chicago, Illinois.

OPERATING REVENUE in total was up $4.4 million, or 3 percent, in 2003 reflecting increases from both utility and nonregulated/nonutility operations. UTILITY operating revenue was up $3.9 million, or 3 percent, mainly due to higher fuel clause recoveries. Improved wholesale power prices and higher gas prices also contributed to the increase in operating revenue. Utility kilowatthour sales were similar to the second quarter of last year. NONREGULATED/NONUTILITY revenue increased $0.5 million, or 2 percent, in 2003 as increased sales of nonregulated generation, improved wholesale power prices and more sales activity at our telecommunications business offset a mark-to-market accounting gain recorded in 2002. Increased sales of nonregulated generation resulted from facilities being available for a full three months in 2003. Nonregulated generation facilities first came online at various times during the first half of 2002. As required by accounting rules, a $4.7 million pre-tax mark-to-market accounting gain on the Kendall County power purchase agreement was recorded in June 2002 and subsequently reversed in the fourth quarter of 2002.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2003 and 2002. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2003 and 2002.

OPERATING EXPENSES in total were up $9.6 million, or 7 percent, in 2003. UTILITY operating expenses were up $2.5 million, or 2 percent, in 2003 reflecting higher purchased power and gas expense and general cost increases. NONREGULATED/NONUTILITY operating expenses increased $7.1 million, or 24 percent, over the prior year mainly due to fuel and purchased power expenses for nonregulated generation that came online during the first half of 2002 and direct costs related to increased sales activity at our telecommunications business.


                      ALLETE Second Quarter 2003 Form 10-Q                    18

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $23.9 million, or 11 percent, in 2003. Revenue from our wholesale auction facilities was higher in 2003 primarily due to increased sales, a sales mix shift and modest fee increases implemented at some of our auction facilities. The number of vehicles sold at our wholesale auction facilities increased 4 percent. The increased volume in commercial accounts, which resulted in additional reconditioning services, offset a decline in dealer consignment sales. A commercial account is a non-dealer consignor such as a manufacturer, leasing company, insurance company, bank or finance company, business fleet or rental company.

Revenue from our total loss auction facilities was up in 2003 reflecting an 11 percent increase in vehicles sold and expansion into new markets, including combination sites at some of our wholesale auction facilities.

While the number of vehicles financed by AFC was similar to last year due to the softness of the economy, revenue from AFC was higher in 2003 because lower interest rates in 2003 reduced interest borrowing expense and strong receivable portfolio management lowered bad debt expense.

OPERATING EXPENSES were up $16.6 million, or 10 percent, in 2003 primarily due to additional expenses incurred for reconditioning services provided as a result of a sales mix shift that has added more commercial accounts. Operating expenses were also impacted by lower conversion rates at our Canadian wholesale auction facilities which increased direct costs associated with processing vehicles multiple times.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was up $5.7 million in 2003 primarily due to four large real estate sales which contributed $7.9 million to revenue. Revenue from our emerging technology investments was down $6.8 million in 2003 because revenue in 2003 included $3.5 million of losses related to the sale of shares the Company held directly in publicly-traded investments and revenue in 2002 included a $3.3 million gain on the sale of certain investments. Revenue in 2002 also included losses related to our trading securities portfolio which was liquidated during the second half of 2002.

OPERATING EXPENSES were up $1.3 million in 2003 primarily due to higher expenses related to our real estate operations because the cost of property sold in 2003 was higher than in 2002.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

ENERGY SERVICES

OPERATING REVENUE in total was up $40.6 million, or 14 percent, in 2003 reflecting increases from both utility and nonregulated/nonutility operations. UTILITY operating revenue was up $21.1 million, or 9 percent, mainly due to higher fuel clause recoveries, improved wholesale power prices and earnings from Split Rock Energy. Fuel clause recoveries increased due to higher purchased power. Results from Split Rock Energy were up in 2003 due to increased power marketing opportunities and higher wholesale power prices. Revenue from gas sales were also up in 2003 due to higher gas prices. Utility kilowatthour sales were up 1 percent from last year. NONREGULATED/NONUTILITY revenue increased $19.5 million in 2003 primarily due to increased sales of nonregulated generation, improved wholesale power prices and more sales activity at our telecommunications business. Increased sales of nonregulated generation resulted from facilities being available for a full six months in 2003. Nonregulated generation facilities first came online at various times during the first half of 2002. As required by accounting rules, a $4.7 million pre-tax mark-to-market accounting gain on the Kendall County power purchase agreement was recorded in June 2002 and subsequently reversed in the fourth quarter.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2003 and 2002. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2003 and 2002.


19                    ALLETE Second Quarter 2003 Form 10-Q

OPERATING EXPENSES in total were up $40.8 million, or 15 percent, in 2003. The increase was primarily attributable to increased fuel and purchased power expenses. UTILITY operating expenses were up $14.0 million, or 7 percent, in 2003 primarily due to increased purchased power and gas expense, generating station maintenance expense and employment costs. Higher purchased power costs resulted from both increased wholesale prices and quantities purchased. Gas expense was higher in 2003 due to increased prices. Planned maintenance outages at Company generating stations necessitated higher quantities of purchased power this year. Higher gas prices in 2003 also contributed to the increase in operating expenses. NONREGULATED/NONUTILITY operating expenses increased $26.8 million over the prior year mainly due to fuel and purchased power expenses for nonregulated generation that came online during the first half of 2002. Purchased power expense in 2003 included six months of demand charges related to the Kendall County power purchase agreement while 2002 included only two months. The Kendall County agreement began in May 2002. Operating expenses were also higher in 2003 due to increased sales activity at our telecommunications business.

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $48.0 million, or 11 percent, in 2003. Revenue from our wholesale auction facilities was higher in 2003 primarily due to increased sales, a sales mix shift and modest fee increases implemented at some of our auction facilities. At our wholesale auction facilities 2 percent more vehicles were sold in 2003. The increased volume in commercial accounts, which resulted in additional reconditioning services, offset a decline in dealer consignment sales.

Revenue from our total loss auction facilities was up in 2003 reflecting a 10 percent increase in vehicles sold and expansion into new markets, including combination sites at some of our wholesale auction facilities.

While the number of vehicles financed by AFC was down slightly from last year due to the softness of the economy, revenue from AFC was higher in 2003 primarily because strong receivable portfolio management lowered bad debt expense.

OPERATING EXPENSES were up $38.0 million, or 11 percent, in 2003 primarily due to additional expenses incurred for reconditioning services provided as a result of a sales mix shift that has added more commercial accounts, and additional costs incurred because of inclement weather. Operating expenses were also impacted by lower conversion rates at our Canadian wholesale vehicle auctions which increased direct costs associated with processing vehicles multiple times.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE remained constant in 2003 as more real estate sales were offset by less revenue from our emerging technology investments. In 2003 eight large real estate sales contributed $14.5 million to revenue compared to 2002 when two large real estate sales contributed $4.9 million to revenue. In 2003 we recognized $3.5 million of losses related to the sale of shares the Company held directly in publicly-traded emerging technology investments, while in 2002 we recognized a $3.3 million gain on the sale of certain emerging technology investments. Revenue in 2002 also included losses on our trading securities portfolio which was liquidated during the second half of 2002.

OPERATING EXPENSES were down $4.4 million, or 14 percent, in 2003 in part due to lower incentive compensation expense and interest expense.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable generally accepted accounting principles involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: uncollectible receivables and allowance for doubtful accounts, impairment of goodwill and long-lived assets, pension and postretirement health and life actuarial assumptions, and valuation of investments. These policies are summarized in our 2002 Form 10-K.


                      ALLETE Second Quarter 2003 Form 10-Q                    20

OUTLOOK

We remain focused on continuously improving the performance of our two core businesses, Energy and Automotive Services, and monetizing those businesses that are non-strategic or non-core. Our two core businesses remain strong and are poised for earnings growth in their respective markets as economic conditions improve. With solid financial results for the first six months of 2003, our total year expectations have not changed.

We are continuing to pursue the sale of our Water Services businesses in Florida, North Carolina and Georgia. During the first six months of 2003, through condemnation proceedings, Florida Water sold its Amelia Island water and wastewater assets to Nassau County and its water and wastewater assets in Bradford and Clay counties to the Clay County Utility Authority. The combined transactions resulted in a total after-tax gain of $10.4 million which was included in our 2003 earnings from discontinued operations. In July 2003, through another condemnation proceeding, Florida Water sold its Martin County water and wastewater assets to Martin County for $2.4 million. The transaction resulted in an after-tax gain of $0.5 million which will be included in our third quarter 2003 earnings from discontinued operations. Condemnation proceedings have also been initiated in Marion County for Florida Water's assets in that county which serve approximately 15,000 customers.

On July 24, 2003 Florida Water signed a purchase agreement to sell seven of its Florida water and wastewater systems to governmental entities in Florida for $296 million payable at closing. The transaction is expected to result in an after-tax gain of approximately $55 million. The water and wastewater systems included in this purchase agreement represent approximately two-thirds of Florida Water's assets and constitute systems serving the counties of Osceola, Hernando, Citrus, Lee and Charlotte, and the communities of Marco Island and Palm Coast. These systems combined serve approximately 152,000 customers. The cash proceeds after transaction costs, retirement of Florida Water debt and payment of income taxes are estimated at $158 million, and will be used to retire debt at ALLETE. The sale is expected to close by the end of 2003 pending satisfaction of certain contingencies and regulatory approvals in Florida. Florida Water will continue to seek buyers for its remaining water and wastewater facilities. Systems for which governmental buyers are not found are expected to be sold to a private buyer.

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

ENERGY SERVICES. While our power marketing activities benefited from higher than expected wholesale power prices during the first six months of 2003, it is uncertain whether higher prices will continue for the remainder of the year. We anticipate 2003 net income from Energy Services to be similar to 2002. Global economic conditions continue to affect our largest industrial retail customers and are likely to continue over the next few years, as consolidation in the steel and taconite industries continues, and while paper and pulp companies search for even more efficiency and cost-cutting measures to compete in the marketplace.

AUTOMOTIVE SERVICES. We continue to anticipate earnings from Automotive Services to increase by about 15 percent in 2003. In 2003 vehicles sold through our wholesale and total loss auction facilities combined are expected to increase by 4 percent to 7 percent, and the number of vehicles financed through AFC is expected to increase by 5 percent. However, it will be difficult to achieve these growth targets if economic conditions do not improve. Automotive Services is focusing on growth in the volume of vehicles sold and financed, increased ancillary services, and operating and technological efficiencies. Selective fee increases have been implemented and more will be considered. The opening of total loss auction facilities in Fremont, California; Medford (Long Island), New York; and Manville, New Jersey, during the first six months of 2003 will also contribute to 2003 earnings as will the new wholesale auction facilities in Yaphank (Long Island), New York; Atlanta, Georgia; and Edmonton, Alberta. The wholesale auction facility in Yaphank, which opened in June 2003, is a greenfield site (a newly constructed facility in a new market). The new wholesale auction facilities in Atlanta and Edmonton are under construction and will replace aging facilities. Both are slated to open later this year.


21                    ALLETE Second Quarter 2003 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions. During the first six months of 2003 cash flow from operating activities reflected strong operating results and continued focus on working capital management. Cash flow from operations was higher in 2002 due to the timing of the collection of certain finance receivables outstanding at December 31, 2001. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. As of June 30, 2003 our working capital needs included $283.1 million of long-term debt due later in 2003. (See Securities.) Additional working capital, if and when needed, generally is provided by the sale of commercial paper. During the second half of 2002 we liquidated our trading securities portfolio and used the proceeds to reduce our short-term debt. Approximately 4.1 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

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

AFC offers short-term on-site financing for dealers to purchase vehicles mostly at auctions and takes a security interest in each vehicle financed. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its short-term working capital requirements.

Significant changes in accounts receivable and accounts payable balances at June 30, 2003 compared to December 31, 2002 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during December because of the holidays. As a result, ADESA and AFC had higher receivables and higher payables at June 30, 2003.

AFC RECEIVABLES. AFC, through a wholly owned, consolidated subsidiary, sells certain finance receivables through a revolving private securitization structure. The securitization agreement allows for the revolving sale by the subsidiary to third parties of up to $500 million in undivided interests in eligible finance receivables. The securitization agreement expires in 2005.

AFC managed total receivables of $524.9 million at June 30, 2003 ($495.1 million at December 31, 2002); $211.1 million of this amount represent receivables which were included in accounts receivable on our consolidated balance sheet ($191.3 million at December 31, 2002) and $313.8 million of this amount represent receivables sold in undivided interests through the securitization agreement ($303.8 million at December 31, 2002) which are off-balance sheet. AFC's proceeds from the sale of the receivables to third parties were used to repay borrowings from ALLETE and fund new loans to AFC's customers. AFC and the subsidiary must each maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement. We are not currently aware of any changing circumstances that would put AFC in noncompliance with the covenants.

SPLIT ROCK ENERGY. We provide up to $50.0 million in credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At June 30, 2003 this credit support backed $1.7 million of Split Rock Energy's liabilities ($7.3 million at December 31,
2002). The credit support generally expires within one year from the date of issuance.

                      ALLETE Second Quarter 2003 Form 10-Q                    22

SALE OF WATER PLANT ASSETS. In March 2003, through a condemnation proceeding, Florida Water sold its Amelia Island water and wastewater assets to Nassau County in Florida for $17.5 million. The transaction resulted in an after-tax gain of $9.8 million which was included in our 2003 earnings from discontinued operations. The system serves 5,000 customers. For an additional fee, Florida Water will continue to operate the system for Nassau County for a period of 120 days or for such additional period of time as may be agreed to by the parties.

In May 2003, through a condemnation proceeding, Florida Water sold its water and wastewater assets in Bradford and Clay counties in Florida to the Clay County Utility Authority for $4.3 million. The transaction resulted in an after-tax gain of $0.6 million which was included in our 2003 earnings from discontinued operations. The systems serve 1,500 customers. For an additional fee, Florida Water will continue to operate the systems for Clay County for a period of 90 days.

In July 2003, through another condemnation proceeding, Florida Water sold its Martin County water and wastewater assets to Martin County for $2.4 million. The transaction resulted in an after-tax gain of $0.5 million which will be included in our third quarter 2003 earnings from discontinued operations. The systems serve 1,300 customers.

Proceeds from these condemnations will be used to reduce debt and for general corporate purposes.

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

In June 2003 ADESA restructured its financial arrangements with respect to its wholesale auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These wholesale auction facilities were previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. The $28 million of assumed long-term debt matures April 1, 2020 and has a variable interest rate equal to the seven-day AA Financial Commercial Paper Rate plus approximately 1.2%, while the $45 million of long-term debt issued to finance the wholesale auction facility in Tracy, California, matures July 30, 2006 and has a variable interest rate of prime or LIBOR plus 1%.

In July 2003 ALLETE used internally generated funds to retire $25 million in principal amount of the Company's First Mortgage Bonds, Series 6 1/4% due July 1, 2003.

In July 2003 ALLETE entered into a credit agreement to borrow $250 million from a consortium of financial institutions, the proceeds of which were used to redeem $250 million of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. The July 2003 credit agreement expires in July 2004, is subject to interest at LIBOR plus 0.875% and is secured by the lien of the Company's Mortgage and Deed of Trust. The credit agreement also has certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75 percent of the net proceeds from the sale of water assets.


23                    ALLETE Second Quarter 2003 Form 10-Q

CAPITAL REQUIREMENTS

As a result of the delay in selling our Water Services business, consolidated capital expenditures for 2003 are now expected to be $172 million. Consolidated capital expenditures for the six months ended June 30, 2003 totaled $73.6 million ($97.5 million in 2002). Expenditures for 2003 included $38.1 million for Energy Services and $18.9 million for Automotive Services. Expenditures for 2003 also included $16.6 million to maintain our Water Services businesses while they are in the process of being sold. An existing long-term line of credit and internally generated funds were the primary sources of funding for these expenditures. The 2003 capital expenditure amounts do not include $73 million of property, plant and equipment recognized upon the restructuring of financial arrangements with respect to four of our wholesale auction facilities previously accounted for as operating leases.


NEW ACCOUNTING STANDARDS

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. In June 2003 ADESA restructured its financial arrangements with respect to four of its wholesale auction facilities previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million in property, plant and equipment. Interpretation No. 46 would have required ADESA to consolidate the lessor under the lease arrangements in place prior to the restructuring. We are not a party to any variable interest entity required to be consolidated upon the adoption of Interpretation 46.

In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In general, SFAS 150 establishes standards for classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. Mandatorily redeemable financial instruments must be classified as a liability and the related payments must be reported as interest expense. The new rules are effective immediately for financial instruments entered into after May 31, 2003 and in the third quarter of 2003 for previously existing financial instruments. Beginning with the third quarter of 2003, we will be required to reclassify our Mandatorily Redeemable Preferred Securities of ALLETE Capital I as a long-term liability and reclassify the quarterly distributions as interest expense. This will be a reclassification only and will not impact our results of operations.

                         -------------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.


                      ALLETE Second Quarter 2003 Form 10-Q                    24

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Our securities investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At June 30, 2003 our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $14.2 million at June 30, 2003 ($20.9 million at December 31, 2002) and a total unrealized after-tax gain of $0.3 million at June 30, 2003 ($2.8 million loss at December 31, 2002). During the second quarter of 2003 we sold the investments we held directly in our publicly-traded Emerging Technology portfolio and recognized a $2.3 million after-tax loss at June 30, 2003. These publicly-traded emerging technology investments were accounted for as available-for-sale securities prior to sale.

As part of our Emerging Technology portfolio, we also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included in Investments on our consolidated balance sheet. The total carrying value of these investments was $39.7 million at June 30, 2003 ($38.7 million at December 31,
2002). Our policy is to periodically review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

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

The services of Split Rock Energy are used to fulfill purchase requirements for retail load and to market excess generation. We own 50 percent of Split Rock Energy which is a joint venture between Minnesota Power and Great River Energy. The joint venture was formed to provide us with least cost supply, to provide generation outage protection, to maximize the value of our generation assets and to maximize power marketing revenue within prescribed limits. Split Rock Energy operates in the wholesale energy markets, and engages in marketing activities by entering into forward and option contracts for the purchase and sale of electricity. These contracts are primarily short-term in nature with maturities of less than one year. Although Split Rock Energy generally attempts to balance its purchase and sale positions, commodity price risk sometimes exists or is created. This risk is actively managed through a risk management program that includes policies, procedures and limits established by the Split Rock Energy Board of Governors. Minnesota Power holds two seats on this four member Board.


25                    ALLETE Second Quarter 2003 Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.


PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Item 5. and are incorporated by reference herein.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our Annual Meeting of Shareholders on May 13, 2003.

(b)  Included in (c) below.

(c) The election of directors, the ratification of the appointment of independent accountants and the reservation of an additional 500,000 shares of ALLETE common stock for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan were voted on at the Annual Meeting of Shareholders.

     The results were as follows:

                                                                    VOTES
                                                                 WITHHELD OR                              BROKER
                                              VOTES FOR            AGAINST          ABSTENTIONS          NONVOTES
------------------------------------------------------------------------------------------------------------------
     DIRECTORS

     Wynn V. Bussmann                        71,127,209          3,089,520               -                   -
     Thomas L. Cunningham                    72,718,971          1,497,758               -                   -
     Dennis E. Evans                         72,603,034          1,613,695               -                   -
     David G. Gartzke                        72,663,315          1,553,414               -                   -
     Peter J. Johnson                        71,197,039          3,019,690               -                   -
     George L. Mayer                         71,203,137          3,013,592               -                   -
     Jack I. Rajala                          72,822,460          1,394,269               -                   -
     Nick Smith                              72,646,224          1,570,505               -                   -
     Bruce W. Stender                        71,223,742          2,992,987               -                   -
     Donald C. Wegmiller                     72,587,728          1,629,001               -                   -

     INDEPENDENT ACCOUNTANTS

     PricewaterhouseCoopers LLP              70,374,655          3,386,545             455,529               -

     ALLETE AND AFFILIATED
     COMPANIES EMPLOYEE STOCK
     PURCHASE PLAN

     Reservation of additional
     shares to be issued                     69,410,099          3,772,319           1,034,311               -
------------------------------------------------------------------------------------------------------------------

     Effective June 1, 2003 Dennis O. Green and Deborah L. Weinstein were elected by ALLETE's Board of Directors to serve as directors of ALLETE.

(d) Not applicable.


                      ALLETE Second Quarter 2003 Form 10-Q                    26

ITEM 5.    OTHER INFORMATION

Reference is made to our 2002 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2002 Form 10-K.


Ref. Page 19. - Last Paragraph
Ref. Page 40. - Third Full Paragraph
Ref. Page 68. - Second  Paragraph
Ref. Form 8-K dated  March 7, 2003 and filed March 10, 2003
Ref. Form 8-K dated and filed  March 14,  2003
Ref. 10-Q for the quarter ended March 31, 2003, Page 21. - Second Paragraph Ref. Form 8-K dated and filed July 24, 2003

In May 2003, through a condemnation proceeding, Florida Water sold its water and wastewater assets in Bradford and Clay counties in Florida to the Clay County Utility Authority for $4.3 million. The transaction resulted in an after-tax gain of $0.6 million which was included in our 2003 earnings from discontinued operations. The systems serve 1,500 customers. For an additional fee, Florida Water will continue to operate the systems for Clay County for a period of 90 days. The proceeds will be used to reduce debt and for general corporate purposes.

In July 2003, through another condemnation proceeding, Florida Water sold its Martin County water and wastewater assets to Martin County for $2.4 million. The transaction resulted in an after-tax gain of $0.5 million which will be included in our third quarter 2003 earnings from discontinued operations. The systems serve 1,300 customers. The proceeds will be used to reduce debt and for general corporate purposes.

Condemnation proceedings have also been initiated in Marion County for Florida Water's assets in that county which serve approximately 15,000 customers.


Ref.  Page 23.  - Table -  Contract  Status  for  Minnesota  Power  Large  Power
Customers
Ref. 10-Q for the quarter ended March 31, 2003, Page 21. - Fifth through Tenth Paragraphs

Due to insufficient taconite pellet orders, Eveleth Mines LLC ceased pellet production in mid-May 2003 and placed the plant on standby status allowing production to resume later in 2003 if orders are received.

In May 2003 International Steel Group, Inc. completed the acquisition of Bethlehem Steel Corp.'s mills and other property, including Bethlehem Steel Corp.'s 62.3 percent share of Hibbing Taconite Co.

On May 20, 2003 U.S. Steel Corp. (USS) completed the acquisition of substantially all of National Steel Corporation's assets. The acquisition included National Steel Pellet Company (National Steel) in Keewatin, Minnesota, which was renamed USS Keewatin Taconite. USS has agreed in principal to assume the terms of an amended electric service contract between Minnesota Power and National Steel. A new large power contract is expected to be executed in August 2003.

With the start-up of Missota Paper at the former Potlatch Corporation-Brainerd site, the 10 MW large power contract with Potlatch for Brainerd and Grand Rapids has been re-negotiated. The new contract provides for Grand Rapids to take service under the large light and power service schedule through December 2008. In addition, Potlatch will guarantee the demand payments at Missota Paper should Missota Paper be unable to make the demand payments guaranteed by the previous contract. In total, Minnesota Power has the same take-or-pay protection through December 2008 as under the previous contract.

27                    ALLETE Second Quarter 2003 Form 10-Q

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     4 Twenty-second Supplemental Indenture, dated as of July 1, 2003, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

     10(a) Credit Agreement, dated as of July 18, 2003, among ALLETE, as Borrower, Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent, Bank One, N.A., as Syndication Agent, and the Other Financial Institutions Party Thereto.

     10(b) Term Loan Agreement (without Exhibits), dated as of June 30, 2003, among ADESA California, Inc., as Borrower, the Lenders Party Thereto, and SunTrust Bank, as Administrative Agent.

     10(c) Guaranty Agreement, dated as of June 30, 2003, among ADESA and ALLETE, as Guarantors of ADESA California, Inc., the Borrower, and SunTrust Bank, the Administrative Agent.

     10(d)    Borrower  Promissory  Note, dated  April 3, 2000,  between  Assets
              Holdings  III,   L.P.  as  Borrower,   and   Cornerstone   Funding
              Corporation I, as Issuer.

     31(a) Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31(b) Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

     Report on Form 8-K filed April 25, 2003 with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition).

     Report on Form 8-K filed May 28, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

     Report on Form 8-K filed July 24, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition), and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.


                      ALLETE Second Quarter 2003 Form 10-Q                    28

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     ALLETE, INC.





August 8, 2003                                     James K. Vizanko
                                        ----------------------------------------
                                                   James K. Vizanko
                                                   Vice President,
                                         Chief Financial Officer and Treasurer




August 8, 2003                                      Mark A. Schober
                                        ----------------------------------------
                                                    Mark A. Schober
                                             Vice President and Controller



29                    ALLETE Second Quarter 2003 Form 10-Q

                                  EXHIBIT INDEX


Exhibit
Number
--------------------------------------------------------------------------------

   4 Twenty-second Supplemental Indenture, dated as of July 1, 2003, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

   10(a) Credit Agreement, dated as of July 18, 2003, among ALLETE, as Borrower, Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent, Bank One, N.A., as Syndication Agent, and the Other Financial Institutions Party Thereto.

   10(b) Term Loan Agreement (without Exhibits), dated as of June 30, 2003, among ADESA California, Inc., as Borrower, the Lenders Party Thereto, and SunTrust Bank, as Administrative Agent.

   10(c) Guaranty Agreement, dated as of June 30, 2003, among ADESA and ALLETE, as Guarantors of ADESA California, Inc., the Borrower, and SunTrust Bank, the Administrative Agent.

   10(d)   Borrower  Promissory   Note,  dated  April 3,  2000,  between  Assets
           Holdings III, L.P. as Borrower, and Cornerstone Funding Corporation I, as Issuer.

   31(a) Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31(b) Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32 Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                      ALLETE Second Quarter 2003 Form 10-Q