Form 10-Q
period 2003-09-30
ALLETE INC
filed 2003-11-12
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2003

                                       or

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


                           Common Stock, no par value,
                          86,930,138 shares outstanding
                             as of October 31, 2003

                                      INDEX

                                                                            Page

Definitions                                                                  2

Safe Harbor Statement Under the Private Securities Litigation Reform Act
of 1995                                                                      3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   September 30, 2003 and December 31, 2002                  4

              Consolidated Statement of Income -
                   Quarter and Nine Months Ended September 30, 2003
                   and 2002                                                  5

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2003 and 2002             6

              Notes to Consolidated Financial Statements                     7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      18

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                              29

         Item 4.   Controls and Procedures                                  31

Part II. Other Information

         Item 1.   Legal Proceedings                                        31

         Item 5.   Other Information                                        31

         Item 6.   Exhibits and Reports on Form 8-K                         33

Signatures                                                                  34



1                     ALLETE Third Quarter 2003 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM               TERM
--------------------------------------------------------------------------------

2002 Form 10-K                        ALLETE's Annual Report on Form 10-K for
                                          the Year Ended December 31, 2002
ADESA                                 ADESA Corporation
ADESA Impact                          Collectively, Automotive Recovery
                                          Services, Inc. and Impact Auto
                                          Auctions Ltd.
AFC                                   Automotive Finance Corporation
ALLETE                                ALLETE, Inc.
APB                                   Accounting Principles Board
Company                               ALLETE, Inc. and its subsidiaries
EBITDA                                Earnings Before Interest, Taxes,
                                          Depreciation and Amortization Expense
EPA                                   Environmental Protection Agency
ESOP                                  Employee Stock Ownership Plan
FASB                                  Financial Accounting Standards Board
FERC                                  Federal Energy Regulatory Commission
Florida Water                         Florida Water Services Corporation
FPSC                                  Florida Public Service Commission
GAAP                                  Generally Accepted Accounting Principles
                                          in the United States
LIBOR                                 London Interbank Offered Rate
Minnesota Power                       An operating division of ALLETE, Inc.
Minnkota                              Minnkota Power Cooperative, Inc.
MPUC                                  Minnesota Public Utilities Commission
MW                                    Megawatt(s)
NCUC                                  North Carolina Utilities Commission
NRG Energy                            NRG Energy, Inc.
PSCW                                  Public Service Commission of Wisconsin
SEC                                   Securities and Exchange Commission
SFAS                                  Statement of Financial Accounting
                                          Standards No.
Split Rock Energy                     Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative
SWL&P                                 Superior Water, Light and Power Company
WDNR                                  Wisconsin Department of Natural Resources

                      ALLETE Third Quarter 2003 Form 10-Q                      2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of ALLETE and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

   - our ability to successfully implement our strategic objectives, including the completion and impact of the proposed spin-off of our Automotive Services business and the sale of our Water Services businesses;

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

3                     ALLETE Third Quarter 2003 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                                        ALLETE
                                              CONSOLIDATED BALANCE SHEET
                                                 Millions - Unaudited
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2003               2002
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  262.9           $  193.3
     Trading Securities                                                                    -                1.8
     Accounts Receivable (Less Allowance of $31.0 and $31.3)                           485.3              383.8
     Inventories                                                                        35.9               36.6
     Prepayments and Other                                                              14.8               14.1
     Discontinued Operations                                                            85.4               28.8
--------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           884.3              658.4

Property, Plant and Equipment - Net                                                  1,486.4            1,364.7

Investments                                                                            166.9              170.9

Goodwill                                                                               508.1              499.8

Other Intangible Assets                                                                 36.2               39.8

Other Assets                                                                            74.2               67.5

Discontinued Operations                                                                322.6              346.1
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $3,478.7           $3,147.2
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  367.4           $  202.6
     Accrued Taxes, Interest and Dividends                                              56.9               36.4
     Notes Payable                                                                     243.2               74.5
     Long-Term Debt Due Within One Year                                                 13.3              283.7
     Other                                                                              90.2              111.3
     Discontinued Operations                                                            44.5               29.7
--------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      815.5              738.2

Long-Term Debt                                                                         788.1              696.4

Mandatorily Redeemable Preferred Securities                                             75.0               75.0

Accumulated Deferred Income Taxes                                                      138.9              139.8

Other Liabilities                                                                      161.3              137.6

Discontinued Operations                                                                134.1              127.8

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                            2,112.9            1,914.8
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     86.8 and 85.6 Shares Outstanding                                                  844.2              814.9

Unearned ESOP Shares                                                                   (46.2)             (49.0)

Accumulated Other Comprehensive Gain (Loss)                                             11.8              (22.2)

Retained Earnings                                                                      556.0              488.7
--------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                   1,365.8            1,232.4
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,478.7           $3,147.2
--------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.


                      ALLETE Third Quarter 2003 Form 10-Q                      4



                                                        ALLETE
                                           CONSOLIDATED STATEMENT OF INCOME
                                    Millions Except Per Share Amounts - Unaudited

                                                                       QUARTER ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                     2003         2002        2003          2002
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Energy Services
         Utility                                                    $127.0       $129.8     $  390.8      $  372.5
         Nonregulated/Nonutility                                      37.0         41.4        110.8          95.7
     Automotive Services                                             226.4        210.1        700.0         635.7
     Investments                                                       6.7          7.6         28.3          29.2
--------------------------------------------------------------------------------------------------------------------

         Total Operating Revenue                                     397.1        388.9      1,229.9       1,133.1
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power
         Utility                                                      52.8         51.6        165.6         152.4
         Nonregulated/Nonutility                                      12.1         14.5         31.6          22.3
     Operations
         Utility                                                      48.8         44.8        159.1         146.4
         Nonregulated/Nonutility                                      19.8         26.1         72.6          71.2
         Automotive and Investments                                  181.1        173.6        561.1         515.9
     Interest                                                         17.2         17.8         50.1          54.1
--------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                    331.8        328.4      1,040.1         962.3
--------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                           65.3         60.5        189.8         170.8

INCOME TAX EXPENSE                                                    25.9         22.2         75.3          65.6
--------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                     39.4         38.3        114.5         105.2
INCOME FROM DISCONTINUED OPERATIONS - NET OF TAX                       8.2          6.8         21.8          13.9
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $ 47.6       $ 45.1     $  136.3      $  119.1
--------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                            83.0         81.5         82.6          80.9
     Diluted                                                          83.4         81.9         82.9          81.5
--------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE OF COMMON STOCK
     BASIC
         Continuing Operations                                       $0.47        $0.47        $1.38         $1.30
         Discontinued Operations                                      0.10         0.08         0.27          0.17
--------------------------------------------------------------------------------------------------------------------

                                                                     $0.57        $0.55        $1.65         $1.47
--------------------------------------------------------------------------------------------------------------------
     DILUTED
         Continuing Operations                                       $0.47        $0.47        $1.38         $1.29
         Discontinued Operations                                      0.10         0.08         0.26          0.17
--------------------------------------------------------------------------------------------------------------------

                                                                     $0.57        $0.55        $1.64         $1.46
--------------------------------------------------------------------------------------------------------------------


DIVIDENDS PER SHARE OF COMMON STOCK                                $0.2825       $0.275      $0.8475        $0.825
--------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.

5                     ALLETE Third Quarter 2003 Form 10-Q


                                                        ALLETE
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Millions - Unaudited

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     2003                    2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                   $136.3                  $119.1
       Depreciation and Amortization                                                  64.2                    59.9
       Deferred Income Taxes                                                          16.5                    15.1
       Gain on Sale of Plant                                                         (28.2)                      -
       Changes in Operating Assets and Liabilities
          Trading Securities                                                           1.8                   112.1
          Accounts Receivable                                                        (99.1)                   (2.5)
          Inventories                                                                  1.0                    (1.9)
          Prepayments and Other                                                       (0.7)                    8.9
          Accounts Payable                                                           160.3                    56.8
          Other Current Liabilities                                                   12.8                   (10.4)
       Other Assets                                                                    0.5                   (13.3)
       Other Liabilities                                                              15.5                    13.0
--------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                         280.9                   356.8
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Plant                                                    38.7                       -
       Proceeds from Sale of Available-For-Sale Securities                             6.4                     1.9
       Additions to Investments                                                       (1.9)                  (20.9)
       Additions to Property, Plant and Equipment                                   (154.8)                 (138.4)
       Acquisitions - Net of Cash Acquired                                            (1.8)                  (17.2)
       Other                                                                         (13.1)                   (2.6)
--------------------------------------------------------------------------------------------------------------------

              Cash for Investing Activities                                         (126.5)                 (177.2)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       29.3                    35.3
       Issuance of Long-Term Debt                                                     71.3                    14.2
       Changes in Notes Payable - Net                                                171.6                  (185.7)
       Reductions of Long-Term Debt                                                 (280.7)                  (12.3)
       Dividends on Common Stock                                                     (69.0)                  (65.5)
--------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                          (77.5)                 (214.0)
--------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               30.5                     0.4
--------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  107.4                   (34.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                203.0                   234.2
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $310.4                  $200.2
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
          Interest - Net of Capitalized                                              $55.1                   $57.8
          Income Taxes                                                               $35.3                   $40.2

--------------------------------------------------------------------------------------------------------------------

<F1>   Included cash from Discontinued Operations.

                          The accompanying notes are an integral part of these statements.



                      ALLETE Third Quarter 2003 Form 10-Q                      6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2002 Form 10-K. In our opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of the results for the year.

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                                CONSOLIDATED       SERVICES         SERVICES            CHARGES
------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Operating Revenue                                  $397.1           $164.0           $226.4 <F1>         $ 6.7
Operation and Other Expense                         293.4            120.9            164.8                7.7
Depreciation and Amortization Expense                21.2             12.6              8.6                  -
Interest Expense                                     17.2              5.6              4.0                7.6
------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations   65.3             24.9             49.0               (8.6)
Income Tax Expense (Benefit)                         25.9              9.6             19.8               (3.5)
------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             39.4           $ 15.3           $ 29.2              $(5.1)
                                                                  ------------------------------------------------

Income from Discontinued Operations - Net of Tax      8.2
---------------------------------------------------------------

Net Income                                         $ 47.6
---------------------------------------------------------------


FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Operating Revenue                                  $388.9           $171.2           $210.1 <F1>         $ 7.6
Operation and Other Expense                         290.8            125.0            158.7                7.1
Depreciation and Amortization Expense                19.8             12.0              7.8                  -
Interest Expense                                     17.8              5.3              5.0                7.5
------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations   60.5             28.9             38.6               (7.0)
Income Tax Expense (Benefit)                         22.2             11.4             14.2               (3.4)
------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             38.3           $ 17.5           $ 24.4              $(3.6)
                                                                  ------------------------------------------------

Income from Discontinued Operations - Net of Tax      6.8
---------------------------------------------------------------

Net Income                                         $ 45.1
---------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

<F1> Included $44.1 million of Canadian operating revenue in 2003 ($34.6 million in 2002).

7                     ALLETE Third Quarter 2003 Form 10-Q

Millions

                                                                                                      INVESTMENTS
                                                                    ENERGY         AUTOMOTIVE        AND CORPORATE
                                               CONSOLIDATED        SERVICES         SERVICES            CHARGES
------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Operating Revenue                                $1,229.9           $501.6           $700.0 <F2>         $28.3
Operation and Other Expense                         926.0            390.6            512.3               23.1
Depreciation and Amortization Expense                64.0             38.3             25.6                0.1
Interest Expense                                     50.1             16.9             12.1               21.1
------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
   Operations                                       189.8             55.8            150.0              (16.0)
Income Tax Expense (Benefit)                         75.3             21.5             60.0               (6.2)
------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations            114.5           $ 34.3           $ 90.0              $(9.8)
                                                                  ------------------------------------------------

Income from Discontinued Operations - Net
   of Tax                                            21.8
---------------------------------------------------------------

Net Income                                       $  136.3
---------------------------------------------------------------

Total Assets                                     $3,478.7 <F1>    $1,194.0         $1,713.5 <F3>        $163.2
Capital Expenditures                               $109.8 <F1>       $53.6            $30.3                  -


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Operating Revenue                                $1,133.1           $468.2           $635.7 <F2>        $ 29.2
Operation and Other Expense                         848.6            356.2            466.3               26.1
Depreciation and Amortization Expense                59.6             36.1             23.4                0.1
Interest Expense                                     54.1             15.9             16.4               21.8
------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
   Operations                                       170.8             60.0            129.6              (18.8)
Income Tax Expense (Benefit)                         65.6             23.7             50.3               (8.4)
------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations            105.2           $ 36.3           $ 79.3             $(10.4)
                                                                  ------------------------------------------------

Income from Discontinued Operations - Net
   of Tax                                            13.9
---------------------------------------------------------------

Net Income                                       $  119.1
---------------------------------------------------------------

Total Assets                                     $3,238.2 <F1>    $1,095.9         $1,579.1 <F3>        $193.8
Capital Expenditures                               $138.4 <F1>       $63.6            $39.6                  -

------------------------------------------------------------------------------------------------------------------

<F1>  Discontinued Operations represented $408.0 million of total assets in 2003 ($369.4 million in 2002); and
      $25.9 million of capital expenditures in 2003 ($35.2 million in 2002).
<F2>  Included $131.8 million of Canadian operating revenue in 2003 ($108.3 million in 2002).
<F3>  Included $216.2 million of Canadian assets in 2003 ($209.1 million in 2002).

                      ALLETE Third Quarter 2003 Form 10-Q                      8

NOTE 2.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE. AFC sells the majority of U.S. dollar denominated finance receivables on a revolving basis to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. The special purpose subsidiary has entered into a securitization agreement, which expires in 2005, that allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in eligible finance receivables.

At September 30, 2003 AFC managed total finance receivables of $521.9 million ($501.4 million at December 31, 2002), of which $448 million had been sold to the special purpose subsidiary ($423 million at December 31, 2002). The special purpose subsidiary then in turn sold, with recourse to the special purpose subsidiary, $315.3 million to the bank conduit facility at September 30, 2003 ($303.8 million at December 31, 2002) leaving $206.6 million of finance receivables recorded on our consolidated balance sheet at September 30, 2003 ($197.6 million at December 31, 2002).

AFC's proceeds from the revolving sale of receivables to the bank conduit facility were used to repay borrowings from ALLETE and fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement, and we are not aware of any changing circumstances that would put AFC in noncompliance with the covenants.

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized for performance share awards was approximately $1.8 million for the first nine months of 2003 ($2.7 million for the first nine months of 2002). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."



                                                               QUARTER ENDED                  NINE MONTHS ENDED
EFFECT OF SFAS 123                                             SEPTEMBER 30,                    SEPTEMBER 30,
ACCOUNTING FOR STOCK-BASED COMPENSATION                    2003            2002             2003            2002
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Net Income
     As Reported                                           $47.6           $45.1           $136.3          $119.1
     Less: Employee Stock Compensation Expense
           Determined Under SFAS 123 - Net of Tax            0.3             0.3              0.8             1.0
-------------------------------------------------------------------------------------------------------------------

     Pro Forma Net Income                                  $47.3           $44.8           $135.5          $118.1
-------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
     As Reported                                           $0.57           $0.55            $1.65           $1.47
     Pro Forma                                             $0.57           $0.55            $1.64           $1.46

Diluted Earnings Per Share
     As Reported                                           $0.57           $0.55            $1.64           $1.46
     Pro Forma                                             $0.57           $0.55            $1.63           $1.45
-------------------------------------------------------------------------------------------------------------------

In the table above, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                           2003                           2002
--------------------------------------------------------------------------------

Risk-Free Interest Rate                    3.1%                           4.4%
Expected Life - Years                         5                              5
Expected Volatility                       25.2%                          24.2%
Dividend Growth Rate                         2%                             2%
--------------------------------------------------------------------------------

9                     ALLETE Third Quarter 2003 Form 10-Q

                                                                             SEPTEMBER 30,          DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT                                                    2003                   2002
------------------------------------------------------------------------------------------------------------------
Millions
Energy Services Utility Plant                                                  $1,454.3               $1,433.1
Construction Work in Progress                                                      29.1                   13.3
Accumulated Depreciation                                                         (694.2)                (679.5)
------------------------------------------------------------------------------------------------------------------

           Energy Services Utility Plant - Net                                    789.2                  766.9
------------------------------------------------------------------------------------------------------------------

Energy Services Nonregulated/Nonutility                                           157.8                  153.4
Construction Work in Progress                                                       2.2                    4.1
Accumulated Depreciation                                                          (41.7)                 (48.0)
------------------------------------------------------------------------------------------------------------------

           Energy Services Nonregulated/Nonutility Plant - Net                    118.3                  109.5
------------------------------------------------------------------------------------------------------------------

Automotive Services                                                               642.1                  525.2
Construction Work in Progress                                                      32.0                   38.5
Accumulated Depreciation                                                          (99.2)                 (79.5)
------------------------------------------------------------------------------------------------------------------

           Automotive Services Plant - Net                                        574.9                  484.2
------------------------------------------------------------------------------------------------------------------

Other Plant - Net                                                                   4.0                    4.1
------------------------------------------------------------------------------------------------------------------

           Property, Plant and Equipment - Net                                 $1,486.4               $1,364.7
------------------------------------------------------------------------------------------------------------------

Depreciation is computed using the estimated useful lives of the various classes of plant. The MPUC and the PSCW have approved depreciation rates for our Energy Services Utility Plant.

ESTIMATED USEFUL LIVES OF PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------

Energy Services Utility
           Generation                                     5 to 30 years
           Transmission                                  40 to 60 years
           Distribution                                  30 to 70 years

Energy Services Nonregulated/Nonutility                   5 to 35 years

Automotive Services
           Building and Improvements                     10 to 40 years
           Other                                          3 to 10 years
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS. In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities are consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules became effective immediately for variable interest entities created after January 31, 2003 and will become effective on December 15, 2003 for previously existing variable interest entities. In June 2003 ADESA restructured its financial arrangements with respect to four of its wholesale auction facilities previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. Interpretation No. 46 would have required ADESA to consolidate the lessor under the lease arrangements in place prior to the restructuring. We are not a party to any variable interest entity required to be consolidated upon the adoption of Interpretation No. 46.

In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In general, SFAS 150 established standards for classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. Mandatorily redeemable financial instruments must be classified as a liability and the related payments must be reported as interest expense. The new rules became effective immediately for financial instruments entered into after May 31, 2003 and in the third quarter of 2003 for previously existing financial instruments. Beginning with the third quarter of 2003, we reclassified our Mandatorily Redeemable Preferred Securities of ALLETE Capital I as a long-term liability and reclassified the quarterly distributions as interest expense. This was a reclassification only and did not impact our results of operations.

                      ALLETE Third Quarter 2003 Form 10-Q                     10

NOTE 3.    GOODWILL AND OTHER INTANGIBLES

We conduct our annual goodwill impairment testing in the second quarter of each year and the 2003 test resulted in no impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test.


GOODWILL
------------------------------------------------------------------------------------------------------------------
Millions
Carrying Value, December 31, 2002                                                                    $499.8
Acquired during Year                                                                                    1.8
Change due to Foreign Currency Translation Adjustment                                                   6.5
------------------------------------------------------------------------------------------------------------------

Carrying Value, September 30, 2003                                                                   $508.1
------------------------------------------------------------------------------------------------------------------
                                                        SEPTEMBER 30,                             DECEMBER 31,
OTHER INTANGIBLE ASSETS                                     2003                                      2002
------------------------------------------------------------------------------------------------------------------
Millions

Customer Relationships                                     $29.6                                      $29.6
Computer Software                                           27.1                                       32.6
Other                                                        5.7                                        6.8
Accumulated Amortization                                   (26.2)                                     (29.2)
------------------------------------------------------------------------------------------------------------------

Total                                                      $36.2                                      $39.8
------------------------------------------------------------------------------------------------------------------

Other Intangible Assets are amortized using the straight-line method. Amortization periods are three to forty years for Customer Relationships, three to seven years for Computer Software and two to ten years for Other. Amortization expense for Other Intangible Assets is expected to be about $10 million per year until fully amortized.


NOTE 4.    DISCONTINUED OPERATIONS

In 2002 we began to execute plans developed in a strategic review of all of the Company's businesses to unlock shareholder value not reflected in the price of our common stock. Businesses identified as having more value if operated by potential purchasers rather than by us include our Water Services businesses in Florida, which were under threats of condemnation, North Carolina and Georgia, and our auto transport business. We sold our auto transport business and exited our retail stores at the end of first quarter 2002, and exited our vehicle import business in the first quarter of 2003.

The December 2002 asset purchase agreement Florida Water signed with the Florida Water Services Authority, a governmental authority formed under the laws of the state of Florida, was terminated by Florida Water in March 2003 after a Florida court ruling delayed the sale. Selling costs associated with this terminated transaction were expensed in the first quarter of 2003 and are included in Gain
(Loss) on Disposal in the Summary of Discontinued Operations table on the following page.

During the first nine months of 2003, Florida Water, primarily through condemnation proceedings, sold its water and wastewater systems serving the counties of Nassau (Amelia Island), Bradford, Clay, Martin, Hillsborough and Marion for an aggregate sales price of $61 million. The after-tax gain recognized on the sale of these systems, net of related selling, transaction and accrued employee termination benefit costs, was $3 million for the quarter ($3.4 million for nine months ended September 30, 2003) and was included in our earnings from Discontinued Operations. (See Gain (Loss) on Disposal in the Summary of Discontinued Operations table on the following page.)

Florida Water has also entered into a First Amended and Restated Utility System Asset Acquisition Agreement to sell, under threat of condemnation, an additional eight water and wastewater systems serving the counties of Osceola, Hernando, Citrus, Lee and Charlotte, and the communities of Marco Island, Palm Coast and Deltona to governmental entities in Florida for a total sales price of $356 million. The sales of the Palm Coast and the Hernando County systems closed in October 2003, and the Marco Island and Deltona systems closed in early November 2003. The sales of the remaining four systems are expected to close by the end of 2003 pending satisfaction of certain contingencies and regulatory approvals in Florida.

11                    ALLETE Third Quarter 2003 Form 10-Q

In October 2003 Florida Water sold its water and wastewater system serving Duval
County,   Florida,  to  JEA  (formerly   Jacksonville  Electric  Authority)  for
approximately $25 million.

Approximately 90 percent of Florida Water's assets have been sold, or are under contract to be sold, for $442 million, which represents an after-tax gain to Florida Water, net of all selling and transaction costs, of about $85 million. To date, the expected net cash proceeds after transaction costs, retirement of most Florida Water debt, and payment of income taxes are approximately $260 million. Net proceeds from these sales have been and will be used to retire debt at ALLETE. Florida Water continues to seek buyers for its remaining water and wastewater facilities, and expects to enter into agreements to sell these remaining assets in 2003 and to close on these sales in 2004.

On October 21, 2003 the FPSC voted to initiate a proceeding to examine whether the sale of Florida Water's assets involves a gain that should be shared with Florida Water's customers. The question raised is whether the entire gain from the asset sales should go to Florida Water and its shareholders, or should it be shared with customers. Florida Water intends to vigorously contest any decision to seek sharing of the gain with customers. Florida Water is unable to predict the outcome of this proceeding.

We are using an investment banking firm to facilitate the sale of our Water Services businesses in North Carolina and Georgia. Discussions with prospective buyers are in process. We expect to enter into agreements to sell our North Carolina business in 2003 and our Georgia business in 2004 and to close both sales in 2004 due to required regulatory approvals. Our Water Services businesses in North Carolina and Georgia represented approximately 16 percent of our total Water Services assets at September 30, 2003 (17 percent at December 31, 2002).

As a result of our actions towards selling our Water Services businesses, we believe it is appropriate to continue to reflect our remaining water assets as discontinued operations as of September 30, 2003.

SUMMARY OF DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------------------------------------------
Millions
                                                               QUARTER ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
INCOME STATEMENT                                           2003             2002            2003            2002
------------------------------------------------------------------------------------------------------------------
Operating Revenue                                         $28.4            $30.2           $90.5          $105.2
------------------------------------------------------------------------------------------------------------------

Pre-Tax Income from Operations                             $8.6            $11.2           $28.0           $29.4
Income Tax Expense                                          3.4              4.4            10.9            11.6
------------------------------------------------------------------------------------------------------------------

                                                            5.2              6.8            17.1            17.8
------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Disposal                                     4.5 <F1>           -             7.6 <F1><F2>   (5.8)
Income Tax Expense (Benefit)                                1.5                -             2.9            (1.9)
------------------------------------------------------------------------------------------------------------------

                                                            3.0                -             4.7            (3.9)
------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations                        $8.2            $ 6.8           $21.8           $13.9
------------------------------------------------------------------------------------------------------------------

<F1> Included $6.7 million of selling, transaction and employee termination benefit costs associated with the sale of our water businesses for the quarter ($22.6 million for the nine months ended).
<F2> Included a $2.0 million recovery from a settlement related to the 2002 sale of our transport business.


                                                                              SEPTEMBER 30,          DECEMBER 31,
BALANCE SHEET INFORMATION                                                         2003                   2002
------------------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations
    Cash and Cash Equivalents                                                    $ 47.5                 $  9.7
    Other Current Assets                                                           37.9                   19.1
    Property, Plant and Equipment                                                 296.9                  311.5
    Other Assets                                                                   25.7                   34.6
------------------------------------------------------------------------------------------------------------------

                                                                                 $408.0                 $374.9
------------------------------------------------------------------------------------------------------------------

Liabilities of Discontinued Operations
    Current Liabilities                                                          $ 44.5                 $ 29.7
    Long-Term Debt                                                                 86.4                   90.7
    Other Liabilities                                                              47.7                   37.1
------------------------------------------------------------------------------------------------------------------

                                                                                 $178.6                 $157.5
------------------------------------------------------------------------------------------------------------------

                      ALLETE Third Quarter 2003 Form 10-Q                     12

NOTE 5.    LONG-TERM DEBT

In June 2003 ADESA restructured its financial arrangements with respect to its wholesale auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These wholesale auction facilities were previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. The $28 million of assumed long-term debt matures April 1, 2020 and has a variable interest rate equal to the seven-day AA Financial Commercial Paper Rate plus approximately 1.2%, while the $45 million of long-term debt issued to finance the wholesale auction facility in Tracy, California, matures July 30, 2006 and has a variable interest rate of prime or LIBOR plus 1%. (See Note 2.)

In July 2003 ALLETE used internally generated funds to retire $25 million in principal amount of the Company's First Mortgage Bonds, Series 6 1/4% due July 1, 2003.

In July 2003 $250 million in principal amount of the Company's Floating Rate First Mortgage Bonds due October 20, 2003 were redeemed with proceeds from a $250 million credit agreement entered into in July 2003. (See Note 6.)

On November 6, 2003 ALLETE redeemed $50 million in principal amount of the Company's First Mortgage Bonds, 7 3/4% Series due June 1, 2007. Internally generated funds and proceeds from the sale of Florida Water assets were used to repay the principal, premium and accrued interest, totaling approximately $52.1 million, to the bondholders.

ALLETE's long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE not to exceed a maximum ratio of funded debt to total capital of .65 to 1.0. Failure to meet this covenant could give rise to an event of default, if not corrected after notice from the trustee or security holder; in which event ALLETE may need to pursue alternative sources of funding. As of September 30, 2003 ALLETE's ratio of funded debt to total capital was .44 to 1.0 and ALLETE was in compliance with its financial covenants.

Some of ALLETE's long-term debt arrangements contain "cross-default" provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due.


NOTE 6.    SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

In July 2003 ALLETE entered into a credit agreement to borrow $250 million from a consortium of financial institutions, the proceeds of which were used to redeem $250 million of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. The credit agreement expires in July 2004, has an interest rate of LIBOR plus 0.875% and is secured by the lien of the Company's Mortgage and Deed of Trust. The credit agreement also has certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75 percent of the net proceeds from the sale of water assets. In accordance with these provisions, $6.8 million was repaid in September 2003 and $10.4 million was repaid in October 2003.

Our lines of credit contain financial covenants applicable to ALLETE. These covenants require ALLETE (1) not to exceed a maximum ratio of funded debt to total capital of .60 to 1.0 and (2) to maintain an interest coverage ratio of not less than 3.00 to 1.00. Failure to meet these covenants could give rise to an event of default, if not corrected after notice from the lender; in which event ALLETE may need to pursue alternative sources of funding. As of September 30, 2003 ALLETE's ratio of funded debt to total capital was .44 to 1.0, the interest coverage ratio was 5.43 to 1.00 and ALLETE was in compliance with these financial covenants.

ALLETE's $175.0 million lines of credit contain cross-default provisions, under which an event of default would arise if other ALLETE obligations in excess of $5.0 million were in default.

At September 30, 2003, $175 million was available for use under ALLETE's lines of credit.

13                    ALLETE Third Quarter 2003 Form 10-Q

NOTE 7.    INCOME TAX EXPENSE

                                                               QUARTER ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           2003            2002             2003            2002
------------------------------------------------------------------------------------------------------------------
Millions
Current Tax Expense
     Federal                                              $14.8           $ 14.1          $ 46.7           $ 41.4
     Foreign                                                4.5              2.5            13.6              9.2
     State                                                  4.2              1.7            10.3              5.1
------------------------------------------------------------------------------------------------------------------

                                                           23.5             18.3            70.6             55.7
------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense
     Federal                                                2.9              3.6             5.3              9.8
     Foreign                                                  -              0.3               -              0.5
     State                                                    -              0.6             0.5              0.8
------------------------------------------------------------------------------------------------------------------

                                                            2.9              4.5             5.8             11.1
------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                       (0.5)            (0.6)           (1.1)            (1.2)
------------------------------------------------------------------------------------------------------------------

Income Taxes on Continuing Operations                      25.9             22.2            75.3             65.6
Income Taxes on Discontinued Operations                     4.9              4.4            13.8              9.7
------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                  $30.8           $ 26.6          $ 89.1           $ 75.3
------------------------------------------------------------------------------------------------------------------

NOTE 8.    COMPREHENSIVE INCOME

For the quarter ended September 30, 2003 total comprehensive income was $47.4 million ($32.9 million for the quarter ended September 30, 2002). For the nine months ended September 30, 2003 total comprehensive income was $170.3 million ($110.9 million for the nine months ended September 30, 2002). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of an interest rate swap, additional pension liability and foreign currency translation adjustments.

                                                                                 SEPTEMBER 30,       DECEMBER 31,
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)                                          2003                2002
------------------------------------------------------------------------------------------------------------------
Millions
Unrealized Gain (Loss) on Securities                                                 $ 0.5             $ (2.8)
Interest Rate Swap                                                                       -               (0.2)
Foreign Currency Translation Gain (Loss)                                              14.8              (15.7)
Additional Pension Liability                                                          (3.5)              (3.5)
------------------------------------------------------------------------------------------------------------------

                                                                                     $11.8             $(22.2)
------------------------------------------------------------------------------------------------------------------


NOTE 9.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. There was no difference between basic and diluted earnings per share from continuing operations for the third quarter of 2002 and the quarter and nine months ended periods in 2003.

RECONCILIATION OF BASIC AND DILUTED
EARNINGS PER SHARE                                               BASIC     DILUTIVE     DILUTED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002                      EPS     SECURITIES      EPS
-------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Net Income from Continuing Operations                           $105.2          -        $105.2

Common Shares                                                     80.9        0.6          81.5

Per Share from Continuing Operations                             $1.30          -         $1.29
-------------------------------------------------------------------------------------------------

                      ALLETE Third Quarter 2003 Form 10-Q                     14

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At September 30, 2003 Square Butte had total debt outstanding of $286.9 million. Total annual debt service for Square Butte is expected to be approximately $24 million in each of the years 2003 through 2007. Variable operating costs include the price of coal purchased from BNI Coal, Ltd., our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and the FERC.

LEASING AGREEMENTS. In June 2003 ADESA restructured its financial arrangement with respect to its wholesale auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These wholesale auction facilities were previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. (See Note 2.)

We lease other properties and equipment under operating lease agreements with terms expiring through 2032. The aggregate amount of minimum lease payments for all operating leases during 2003 is $7.8 million ($10.6 million in 2004; $7.3 million in 2005; $5.7 million in 2006; $5.2 million in 2007; and $55.5 million thereafter).

SPLIT ROCK ENERGY. We provide up to $50.0 million of credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At September 30, 2003 this credit support backed $3.7 million of Split Rock Energy's liabilities ($7.3 million at December 31, 2002). The credit support generally expires within one year from the date of issuance.

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

EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included in Investments on our consolidated balance sheet. The total carrying value of these investments was $38.5 million at September 30, 2003 ($38.7 million at December 31, 2002). We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $5.9 million at September 30, 2003 ($7.7 million at December 31, 2002) and is expected to be invested at various times through 2007.

15                    ALLETE Third Quarter 2003 Form 10-Q

ENVIRONMENTAL MATTERS. Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed below.

The Company reviews environmental matters on a quarterly basis. If it is probable a liability exists and we are reasonably able to estimate the costs associated with any environmental matter, an estimated loss would be accrued on our balance sheet. In the event of an insurable loss, our policy is to record probable claims for recovery separately on our balance sheet and not as a reduction of our accrued liability for loss.

SWL&P MANUFACTURED GAS PLANT. In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested an environmental investigation be initiated. The WDNR also issued SWL&P a Responsible Party letter in February 2002 to initiate tracking of the project in the WDNR database so that progress can be monitored. The environmental investigation is underway. The Phase II environmental site investigation report was submitted to the WDNR in February 2003. This report identified some MGP-like chemicals that were found in the soil. Sediment samples were taken from nearby Superior Bay and the City of Superior storm sewer that discharges into the Superior Bay during March and April. The report on this sampling is expected to be available in November 2003. SWL&P continues to work with the WDNR. Further investigative studies will be performed. We are unable to predict what, or if any, remediation activities will be required or the extent of our obligation. As a result, the Company has not accrued any liability for this environmental matter.

MINNESOTA POWER COAL-FIRED GENERATING FACILITIES. In May 2002 Minnesota Power received and subsequently responded to a third request from the EPA, under
Section 114 of the federal Clean Air Act Amendments of 1990 (Clean Air Act), seeking additional information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We have received no feedback from the EPA based on the information we submitted. There are, however, several ongoing court cases involving EPA and other electric utilities for alleged violations of these rules. It is expected that the outcome of some of the cases could provide the utility industry direction on this topic. We are unable to predict what actions, if any, may be required as a result of the EPA's request for information. As a result, the Company has not accrued any liability for this environmental matter.

SQUARE BUTTE GENERATING FACILITY. In June 2002 Minnkota, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota should have gone through the New Source Review process potentially resulting in new air permit operating conditions. Minnkota has held several meetings with the EPA to discuss the alleged violations. Based on an EPA request, Minnkota is performing a study related to the technological feasibility of installing various controls for the reduction of nitrogen oxides (NOx) and sulfur dioxide
(SO2) emissions. Discussions with the EPA are ongoing and we are still unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. As such, our future cost of purchased power would include our pro rata share of this additional debt service.

OTHER. The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company.

                      ALLETE Third Quarter 2003 Form 10-Q                     16

NOTE 11.      SUBSEQUENT EVENTS

SPIN-OFF OF AUTOMOTIVE SERVICES. In October 2003 our Board of Directors approved a plan to spin off our Automotive Services business which will become a publicly traded company to be named ADESA Corporation. The spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive one ADESA share for each share of ALLETE stock they own.

The Board's decision was made after a lengthy review of strategic alternatives and reflects ALLETE's intention to create long-term shareholder value. To prepare for the spin-off and its operation as a stand-alone entity, our Automotive Services business will immediately begin refinancing its debt.

Our Energy Services and Automotive Services businesses are two very distinct businesses and we believe that this spin-off will better facilitate the strategic objectives of both businesses. With its strong cash flow, we believe that our Automotive Services business will be better positioned to pursue growth opportunities as a stand-alone company and will appeal to a broader group of institutional investors. For ALLETE, we believe the spin-off will create a simplified regulatory and risk profile and a more stable credit rating, which will enhance its ability to pursue strategic growth initiatives.

Our Automotive Services business, which will become ADESA Corporation, has a network of 53 wholesale vehicle auctions, 28 total loss vehicle auctions and 82 AFC loan production offices that span the United States and Canada. AFC is the largest provider of floorplanning for independent auto dealers in North America. ADESA Impact is our total loss auction business and is the third largest auction company in North America specializing in the sale of total loss vehicles. Our Automotive Services business is based in Indianapolis, Indiana, with plans to move into a new headquarters building in Carmel, Indiana, in spring 2004.

After the spin-off, ALLETE will be comprised of our Energy Services business, which includes Minnesota Power, SWL&P, BNI Coal, Ltd., Enventis Telecom, Inc. and Rainy River Energy Corporation, and ALLETE Properties, Inc., our real estate operations in Florida. ALLETE's headquarters will remain in Duluth, Minnesota.

The Board, in consultation with its financial and legal advisors, is working on the details that need to be finalized to accomplish the refinancing of the debt of our Automotive Services business and the spin-off. The spin-off is subject to the approval of ALLETE's Board of Directors of the final plan, favorable market conditions, receipt of tax opinions, satisfaction of SEC requirements and other customary conditions, and is expected to occur in mid-2004. The amount and timing of future dividends on ALLETE common stock and ADESA Corporation common stock following the spin-off is subject to the sole discretion of each company's Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

SPLIT ROCK ENERGY. In response to the changing strategies of both partners, we have reached a tentative agreement to withdraw from Split Rock Energy in early 2004. We will work closely with Split Rock Energy and Great River Energy on several transition issues to facilitate our exit from the joint venture. We expect to retain some of the benefits of this partnership, such as joint load and capability reporting, as well as emergency power supply backup with Great River Energy. Subsequent to withdrawal from Split Rock Energy, we will perform the functions that provide least cost supply to our retail customers and sell our excess generation. We expect to recognize expenses in 2003 of approximately $1.5 million after tax related to our withdrawal from Split Rock Energy.




17                     ALLETE Third Quarter 2003 Form 10-Q

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


CONSOLIDATED OVERVIEW

Net income for the quarter and nine months ended September 30, 2003 increased 6 percent and 14 percent, respectively, from the same periods in 2002 and diluted earnings per share for the quarter and nine months ended September 30, 2003 increased 4 percent and 12 percent, respectively, from the same periods in 2002.

Net income from continuing operations for the quarter and nine months ended September 30, 2003 increased 3 percent and 9 percent, respectively, from the same periods in 2002. Diluted earnings per share from continuing operations for the quarter were the same compared to 2002, and increased 7 percent for the nine months ended September 30, 2003 over the same period in 2002.

A strong performance by our Automotive Services businesses in 2003 increased earnings from continuing operations, while gains recognized in 2003 on the sale of our water and wastewater systems in Florida contributed to increased earnings from Discontinued Operations.

                                                               QUARTER ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                           2003            2002             2003           2002
------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Operating Revenue
     Energy Services                                      $164.0          $171.2         $  501.6       $  468.2
     Automotive Services                                   226.4           210.1            700.0          635.7
     Investments                                             6.7             7.6             28.3           29.2
------------------------------------------------------------------------------------------------------------------

                                                          $397.1          $388.9         $1,229.9       $1,133.1
------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Energy Services                                      $139.1          $142.3         $  445.8         $408.2
     Automotive Services                                   177.4           171.5            550.0          506.1
     Investments and Corporate Charges                      15.3            14.6             44.3           48.0
------------------------------------------------------------------------------------------------------------------

                                                          $331.8          $328.4         $1,040.1         $962.3
------------------------------------------------------------------------------------------------------------------

Net Income
     Energy Services                                      $ 15.3          $ 17.5         $   34.3         $ 36.3
     Automotive Services                                    29.2            24.4             90.0           79.3
     Investments and Corporate Charges                      (5.1)           (3.6)            (9.8)         (10.4)
------------------------------------------------------------------------------------------------------------------

     Continuing Operations                                  39.4            38.3            114.5          105.2
     Discontinued Operations                                 8.2             6.8             21.8           13.9
------------------------------------------------------------------------------------------------------------------

         Net Income                                       $ 47.6          $ 45.1          $ 136.3         $119.1
------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock - Millions           83.4            81.9             82.9           81.5
------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share of Common Stock
     Continuing Operations                                 $0.47           $0.47            $1.38          $1.29
     Discontinued Operations                                0.10            0.08             0.26           0.17
------------------------------------------------------------------------------------------------------------------

                                                           $0.57           $0.55            $1.64          $1.46
------------------------------------------------------------------------------------------------------------------

                      ALLETE Third Quarter 2003 Form 10-Q                     18

NON-GAAP MEASURE OF LIQUIDITY. We believe earnings before interest, taxes, depreciation and amortization expense (EBITDA) provides meaningful additional information that helps us monitor and evaluate our ongoing results and trends. EBITDA should not be considered in isolation nor as a substitute for measures of liquidity prepared in accordance with GAAP which include:

CONSOLIDATED CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30,                                           2003                             2002
------------------------------------------------------------------------------------------------------------------
Millions
Cash from Operating Activities                                           $280.9                           $356.8
Cash for Investing Activities                                           $(126.5)                         $(177.2)
Cash for Financing Activities                                            $(77.5)                         $(214.0)
------------------------------------------------------------------------------------------------------------------

We believe EBITDA is a widely accepted measure of liquidity considered by investors, financial analysts and rating agencies. EBITDA is not an alternative to cash flows as a measure of liquidity and may not be comparable with EBITDA as defined by other companies.


                                                                                                       INVESTMENTS
                                                                     ENERGY         AUTOMOTIVE        AND CORPORATE
EBITDA                                          CONSOLIDATED        SERVICES         SERVICES            CHARGES
-------------------------------------------------------------------------------------------------------------------
Millions
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Net Income                                         $ 47.6
Less: Income from Discontinued Operations             8.2
------------------------------------------------------------

Income (Loss) from Continuing Operations             39.4             $15.3           $29.2               $(5.1)
Add Back: Income Tax Expense (Benefit)               25.9               9.6            19.8                (3.5)
          Interest Expense                           17.2               5.6             4.0                 7.6
          Depreciation and Amortization              21.2              12.6             8.6                   -
-------------------------------------------------------------------------------------------------------------------

EBITDA                                             $103.7             $43.1           $61.6               $(1.0)
-------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Net Income                                          $45.1
Less: Income from Discontinued Operations             6.8
------------------------------------------------------------

Income (Loss) from Continuing Operations             38.3             $17.5           $24.4               $(3.6)
Add Back: Income Tax Expense (Benefit)               22.2              11.4            14.2                (3.4)
          Interest Expense                           17.8               5.3             5.0                 7.5
          Depreciation and Amortization              19.8              12.0             7.8                   -
-------------------------------------------------------------------------------------------------------------------

EBITDA                                              $98.1             $46.2           $51.4               $ 0.5
-------------------------------------------------------------------------------------------------------------------



FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Income                                         $136.3
Less: Income from Discontinued Operations            21.8
------------------------------------------------------------

Income (Loss) from Continuing Operations            114.5            $ 34.3          $ 90.0               $(9.8)
Add Back: Income Tax Expense (Benefit)               75.3              21.5            60.0                (6.2)
          Interest Expense                           50.1              16.9            12.1                21.1
          Depreciation and Amortization              64.0              38.3            25.6                 0.1
-------------------------------------------------------------------------------------------------------------------

EBITDA                                             $303.9            $111.0          $187.7               $ 5.2
-------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Income                                         $119.1
Less: Income from Discontinued Operations            13.9
------------------------------------------------------------

Income (Loss) from Continuing Operations            105.2            $ 36.3          $ 79.3              $(10.4)
Add Back: Income Tax Expense (Benefit)               65.6              23.7            50.3                (8.4)
          Interest Expense                           54.1              15.9            16.4                21.8
          Depreciation and Amortization              59.6              36.1            23.4                 0.1
-------------------------------------------------------------------------------------------------------------------

EBITDA                                             $284.5            $112.0          $169.4              $  3.1
-------------------------------------------------------------------------------------------------------------------

19                    ALLETE Third Quarter 2003 Form 10-Q


                                                              QUARTER ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
STATISTICAL INFORMATION                                   2003            2002              2003           2002
-------------------------------------------------------------------------------------------------------------------
ENERGY SERVICES
Millions of Kilowatthours Sold
    Utility
       Retail
           Residential                                    250.2            240.1           787.0           758.7
           Commercial                                     347.5            327.5           963.5           937.1
           Industrial                                   1,535.6          1,745.8         4,909.2         5,150.8
           Other                                           20.5             18.9            59.3            56.5
       Resale                                             736.2            567.6         1,649.4         1,411.3
-------------------------------------------------------------------------------------------------------------------

                                                        2,890.0          2,899.9         8,368.4         8,314.4
    Nonregulated                                          400.4            517.6         1,100.6           827.9
-------------------------------------------------------------------------------------------------------------------

                                                        3,290.4          3,417.5         9,469.0         9,142.3
-------------------------------------------------------------------------------------------------------------------

AUTOMOTIVE SERVICES
    Vehicles Sold
       Wholesale                                        458,000          433,000       1,391,000       1,348,000
       Total Loss                                        45,000           41,000         143,000         131,000
-------------------------------------------------------------------------------------------------------------------

                                                        503,000          474,000       1,534,000       1,479,000

    Conversion Rate <F1> - Wholesale Vehicles             61.1%            56.0%           61.5%           60.3%

    Vehicles Financed                                   238,000          237,000         712,000         715,000
-------------------------------------------------------------------------------------------------------------------

<F1> Conversion rate is the percentage of vehicles sold from those that were offered at auction.

NET INCOME

The following net income discussion summarizes a comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

ENERGY SERVICES' net income in 2003 decreased $2.0 million from last year despite increased sales of nonregulated generation and improved wholesale power prices. The decrease in net income was primarily because 2002 included a $2.8 million mark-to-market accounting gain on the Kendall County power purchase agreement and a $2.3 million one-time deferral of costs recoverable through the utility fuel clause. Net income in 2003 also included higher employee benefit expenses and increased expenses related to nonregulated generation. Increased sales of nonregulated generation and higher expenses related to that generation resulted from facilities being available for a full nine months in 2003. Nonregulated generation facilities first came online at various times during the first half of 2002. Accounting rules requiring the mark-to-market gain on the Kendall County power purchase agreement were rescinded in late 2002, and this $2.8 million mark-to-market gain was reversed in the fourth quarter of 2002.

AUTOMOTIVE SERVICES reported a $10.7 million, or 13 percent, increase in net income in 2003. Higher net income in 2003 was attributable to increased vehicle sales, lower interest expense, modest fee increases and efficiency gains at our auction facilities, and reduced bad debt expense at AFC, our floorplan financing business. Year-to-date vehicles sold were up 3 percent at our wholesale auction facilities and 9 percent at our total loss auction facilities. Interest expense was down due to lower debt balances, and bad debt expense at AFC was down reflecting improved credit quality of the receivable portfolio and strong receivable portfolio management. For the nine months ended September 30, 2003 AFC contributed 30 percent of the net income for Automotive Services (33 percent in 2002).

INVESTMENTS AND CORPORATE CHARGES' financial results in 2003 reflected more real estate sales partially offset by net losses on the sale of shares we held directly in publicly-traded emerging technology investments. Financial results for 2002 included net gains on the sale of certain emerging technology investments and losses related to our trading securities portfolio which was liquidated during the second half of 2002.

                      ALLETE Third Quarter 2003 Form 10-Q                     20

DISCONTINUED OPERATIONS' net income was up $7.9 million in 2003. Net income from our Water Services businesses in 2003 reflected the sale of Florida Water's water and wastewater systems serving the counties of Nassau (Amelia Island), Bradford, Clay, Martin, Hillsborough and Marion. The after-tax gain recognized on the sale of these systems, net of related selling, transaction and accrued employee termination benefits, was $3.4 million. Water consumption was down 11 percent in 2003 due to a 2 percent decrease in customers as a result of system sales in 2003 and because above normal precipitation decreased consumption in 2003. Net income from other discontinued operations in 2003 included a $1.3 million recovery from the settlement of a lawsuit associated with our auto transport business, while net income in 2002 included $3.9 million of exit charges related to the auto transport business and the retail stores.


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

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

OPERATING REVENUE in total was down $7.2 million, or 4 percent, in 2003 reflecting decreases from both utility and nonregulated/nonutility operations. UTILITY operating revenue was down $2.8 million, or 2 percent, mainly due to decreased power marketing opportunities at Split Rock Energy. Utility kilowatthour sales were similar to last year. NONREGULATED/NONUTILITY revenue decreased $4.4 million, or 11 percent, in 2003 primarily due to less sales activity at our telecommunications business.

Revenue from electric sales to taconite customers accounted for 8 percent of consolidated operating revenue in 2003 (10 percent in 2002). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2003 and 2002.

OPERATING EXPENSES in total were down $3.2 million, or 2 percent, in 2003. The decrease was primarily attributable to decreased NONREGULATED/NONUTILITY operating expenses. UTILITY operating expenses were up $5.1 million, or 5 percent, in 2003 primarily due to higher employee benefit expenses and a $4 million one-time deferral in 2002 of costs recoverable through the utility fuel clause. The increase in employee benefit expenses was mostly due to pension and postretirement health benefits, which increased due to lower discount rates and expected rates of return on plan assets. NONREGULATED/NONUTILITY operating expenses were down $8.3 million, or 20 percent, from the prior year mainly due to decreased sales activity at our telecommunications business in 2003 and the write off of costs associated with a canceled power plant project in Grand Rapids, Minnesota, in 2002.

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $16.3 million, or 8 percent, in 2003. Revenue from our wholesale auction facilities was higher in 2003 primarily due to an increase in vehicle sales and modest fee increases implemented at some of our auction facilities. At our wholesale auction facilities 6 percent more vehicles were sold in 2003. Dealer consignment sales improved at our wholesale vehicle auctions.

Revenue from our total loss auction facilities was up in 2003 reflecting a 10 percent increase in vehicles sold and expansion into new markets, including combination sites at some of our wholesale auction facilities. Same store total loss vehicle sales were up 4 percent in 2003 reflecting improved industry volumes and market share increases during the third quarter of 2003.

As a result of the softness of the economy, revenue from AFC was similar to last year as was the number of vehicles financed.

OPERATING EXPENSES were up $5.9 million, or 3 percent, in 2003 primarily due to increased vehicle sales. Operating expenses were also impacted by lower conversion rates at our Canadian wholesale vehicle auctions which increased direct costs associated with processing vehicles multiple times.

21                    ALLETE Third Quarter 2003 Form 10-Q

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $0.9 million, or 12 percent, in 2003 as fewer real estate sales were offset by net losses recognized in 2002 as a result of the liquidation of our trading securities portfolio. In 2003 one large real estate sale contributed $1.4 million to revenue compared to 2002 when two large real estate sales contributed $2.5 million to revenue.

OPERATING EXPENSES were up $0.7 million, or 5 percent, in 2003 reflecting increased corporate charges partially offset by lower expenses related to our real estate operations because the cost of property sold in 2003 was lower than in 2002.

Corporate Charges included operating and other expense totaling $4.9 million in 2003 ($2.2 million in 2002) for general corporate expenses such as employee salaries and benefits, and legal and other outside contract service fees, and interest expense of $7.6 million in 2003 ($7.5 million in 2002).


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

ENERGY SERVICES

OPERATING REVENUE in total was up $33.4 million, or 7 percent, in 2003 reflecting increases from both utility and nonregulated/nonutility operations. UTILITY operating revenue was up $18.3 million, or 5 percent, mainly due to higher fuel clause recoveries and wholesale power prices. Fuel clause recoveries increased due to higher purchased power costs. Revenue from gas sales were also up in 2003 due to higher gas prices. Utility kilowatthour sales were up 1 percent from last year. NONREGULATED/NONUTILITY revenue increased $15.1 million in 2003 primarily due to increased sales of nonregulated generation, improved wholesale power prices and more sales activity at our telecommunications business. Increased sales of nonregulated generation resulted from facilities being available for a full nine months in 2003. Nonregulated generation facilities first came online at various times during the first half of 2002. As required by accounting rules, a $4.7 million pre-tax mark-to-market accounting gain on the Kendall County power purchase agreement was recorded in June 2002 and subsequently reversed in the fourth quarter of 2002.

Revenue from electric sales to taconite customers accounted for 9 percent of consolidated operating revenue in 2003 (10 percent in 2002). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2003 and 2002.

OPERATING EXPENSES in total were up $37.6 million, or 9 percent, in 2003. The increase was primarily attributable to increased fuel and purchased power expenses. UTILITY operating expenses were up $25.8 million, or 8 percent, in 2003 primarily due to increased purchased power and gas expense, as well as increased employee benefit expenses. Higher purchased power costs resulted from both increased wholesale prices and quantities purchased. Planned maintenance outages at Company generating stations necessitated higher quantities of purchased power this year. Gas expense was higher in 2003 due to increased prices. Increased employee benefit expenses were mostly due to pension and post-retirement health benefits, which increased due to lower discount rates and expected rates of return on plan assets. Operating expenses in 2002 included a $4 million one-time deferral of costs recoverable through the utility fuel clause. NONREGULATED/NONUTILITY operating expenses increased $11.8 million over the prior year mainly due to fuel and purchased power expenses for nonregulated generation that came online during the first half of 2002. Purchased power expense in 2003 included nine months of demand charges related to the Kendall County power purchase agreement while 2002 included only five months. The Kendall County agreement began in May 2002. Operating expenses were also higher in 2003 due to increased sales activity at our telecommunications business. Operating expenses in 2002 included the write off of costs associated with a canceled power plant project in Grand Rapids, Minnesota.

                      ALLETE Third Quarter 2003 Form 10-Q                     22

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $64.3 million, or 10 percent, in 2003. Revenue from our wholesale auction facilities was higher in 2003 primarily due to increased sales, a sales mix shift and modest fee increases implemented at some of our auction facilities. At our wholesale auction facilities 3 percent more vehicles were sold in 2003. The increased volume in commercial accounts, which resulted in additional reconditioning services, offset a decline in dealer consignment sales.

Revenue from our total loss auction facilities was up in 2003 reflecting a 9 percent increase in vehicles sold and expansion into new markets, including combination sites at some of our wholesale auction facilities. Same store total loss vehicle sales were down 1 percent due to lower industry volumes and market share decreases.

While the number of vehicles financed by AFC was down slightly from last year due to the softness of the economy, revenue from AFC was higher in 2003 primarily because strong receivable portfolio management lowered bad debt expense.

OPERATING EXPENSES were up $43.9 million, or 9 percent, in 2003 primarily due to additional expenses incurred for reconditioning and transportation services provided as a result of a sales mix shift that has added more commercial vehicles, and additional costs incurred because of inclement weather. Operating expenses were also impacted by lower conversion rates at our Canadian wholesale vehicle auctions which increased direct costs associated with processing vehicles multiple times.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $0.9 million, or 3 percent, in 2003 as more real estate sales were offset by less revenue from our emerging technology investments. In 2003 nine large real estate sales contributed $15.9 million to revenue compared to 2002 when four large real estate sales contributed $7.4 million to revenue. In 2003 we recognized a $3.5 million net loss related to the sale of shares the Company held directly in publicly-traded emerging technology investments, while in 2002 we recognized a $3.3 million gain on the sale of certain emerging technology investments. Revenue in 2002 also included losses on our trading securities portfolio which was liquidated during the second half of 2002.

OPERATING EXPENSES were down $3.7 million, or 8 percent, in 2003 in part due to lower expenses related to our real estate operations because the cost of property sold in 2003 was lower than in 2002.

Corporate Charges included operating and other expense totaling $11.0 million in 2003 ($11.4 million in 2002) for general corporate expenses such as employee salaries and benefits, and legal and other outside contract service fees, and interest expense of $21.0 million in 2003 ($21.8 million in 2002).


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

23                    ALLETE Third Quarter 2003 Form 10-Q

OUTLOOK

SPIN-OFF OF AUTOMOTIVE SERVICES. In October 2003 our Board of Directors approved a plan to spin off our Automotive Services business which will become a publicly traded company to be named ADESA Corporation. The spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive one ADESA share for each share of ALLETE stock they own.

The Board's decision was made after a lengthy review of strategic alternatives and reflects ALLETE's intention to create long-term shareholder value. To prepare for the spin-off and its operation as a stand-alone entity, our Automotive Services business will immediately begin refinancing its debt.

Our Energy Services and Automotive Services businesses are two very distinct businesses and we believe that this spin-off will better facilitate the strategic objectives of both businesses. With its strong cash flow, we believe that our Automotive Services business will be better positioned to pursue growth opportunities as a stand-alone company and will appeal to a broader group of institutional investors. For ALLETE, we believe the spin-off will create a simplified regulatory and risk profile and a more stable credit rating, which will enhance its ability to pursue strategic growth initiatives.

Our Automotive Services business, which will become ADESA Corporation, has a network of 53 wholesale vehicle auctions, 28 total loss vehicle auctions and 82 AFC loan production offices that span the United States and Canada. AFC is the largest provider of floorplanning for independent auto dealers in North America. ADESA Impact is our total loss auction business and is the third largest auction company in North America specializing in the sale of total loss vehicles. Our Automotive Services business is based in Indianapolis, Indiana, with plans to move into a new headquarters building in Carmel, Indiana, in spring 2004.

After the spin-off, ALLETE will be comprised of our Energy Services business, which includes Minnesota Power, SWL&P, BNI Coal, Ltd., Enventis Telecom, Inc. and Rainy River Energy Corporation, and ALLETE Properties, Inc., our real estate operations in Florida. ALLETE's headquarters will remain in Duluth, Minnesota.

The Board, in consultation with its financial and legal advisors, is working on the details that need to be finalized to accomplish the refinancing of the debt of our Automotive Services business and the spin-off. The spin-off is subject to the approval of ALLETE's Board of Directors of the final plan, favorable market conditions, receipt of tax opinions, satisfaction of SEC requirements and other customary conditions, and is expected to occur in mid-2004. The amount and timing of future dividends on ALLETE common stock and ADESA Corporation common stock following the spin-off is subject to the sole discretion of each company's Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements.

ENERGY SERVICES. We continue to anticipate 2003 net income from Energy Services will be similar to 2002. While our power marketing activities benefited from higher than expected wholesale power prices during the first nine months of 2003, it is uncertain whether higher prices will continue for the remainder of the year. Global economic conditions also continue to affect our largest industrial retail customers and are likely to continue over the next few years, as consolidation in the steel and taconite industries continues, and while paper and pulp companies search for even more efficiency and cost-cutting measures to compete in the marketplace.

AUTOMOTIVE SERVICES. We continue to anticipate earnings from Automotive Services to increase by about 15 percent in 2003. In 2003 vehicles sold through our wholesale and total loss auction facilities combined are expected to increase by 4 percent to 7 percent, while the number of vehicles financed through AFC is expected to be similar to 2002. Automotive Services is focusing on growth in the volume of vehicles sold and financed, increased ancillary services, and operating and technological efficiencies. Selective fee increases have been implemented and more will be considered. The opening of total loss auction facilities in Fremont, California; Medford (Long Island), New York; and Manville, New Jersey, during 2003 are also contributing to 2003 earnings as are the new wholesale auction facilities in Yaphank (Long Island), New York;
Atlanta, Georgia; and Edmonton, Alberta. The wholesale auction facility in Yaphank, which opened in June 2003, is a greenfield site (a newly constructed facility in a new market). Construction of new wholesale auction facilities to replace aging facilities in Edmonton and Atlanta is complete. The new facilities in Edmonton and Atlanta opened in September 2003 and October 2003, respectively.

                      ALLETE Third Quarter 2003 Form 10-Q                     24

We remain focused on continuously improving the performance of our two core businesses, Energy and Automotive Services, and monetizing those businesses that are non-strategic or non-core. Our two core businesses remain strong and are poised for earnings growth in their respective markets as economic conditions improve. With solid financial results for the first nine months of 2003, our total year expectations have not changed.

SALE OF WATER ASSETS. Florida Water has been in the process of selling its assets as part of an ALLETE strategic initiative to exit its water businesses. Approximately 90 percent of Florida Water's assets have been sold, or are under contract to be sold, for $442 million, which represents an after-tax gain to Florida Water, net of all selling and transaction costs, of about $85 million. To date, the expected net cash proceeds after transaction costs, retirement of most Florida Water debt, and payment of income taxes are approximately $260 million. Net proceeds from these sales have been and will be used to retire debt at ALLETE. Sales currently under contract are expected to close by the end of 2003 pending satisfaction of certain contingencies and regulatory approvals in Florida. Florida Water continues to seek buyers for its remaining water and wastewater facilities, and expects to enter into agreements to sell these remaining assets in 2003 and to close on these sales in 2004.

We are using an investment banking firm to facilitate the sale of our Water Services businesses in North Carolina and Georgia. Discussions with prospective buyers are in process. We expect to enter into agreements to sell our North Carolina business in 2003 and our Georgia business in 2004, and to close on both sales in 2004 due to required regulatory approvals. The proceeds from selling our Water Services businesses will give us the ability to reduce debt, which will further strengthen our balance sheet.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions. During the first nine months of 2003 cash flow from operating activities reflected strong operating results and continued focus on working capital management. Cash flow from operations was higher in 2002 due to the liquidation of the trading securities portfolio and the timing of the collection of certain finance receivables outstanding at December 31, 2001. Cash flow from operations was also affected by a number of factors representative of normal operations.

WORKING CAPITAL. As of September 30, 2003 our working capital needs included $243.2 million of notes payable due in 2004. (See Securities.) Additional working capital, if and when needed, generally is provided by the sale of commercial paper. During the second half of 2002 we liquidated our trading securities portfolio and used the proceeds to reduce our short-term debt. Approximately 3.9 million original issue shares of our common stock are available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan.

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

Significant changes in accounts receivable and accounts payable balances at September 30, 2003 compared to December 31, 2002 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during December because of the holidays. As a result, ADESA and AFC had higher receivables and higher payables at September 30, 2003.

25                    ALLETE Third Quarter 2003 Form 10-Q

AFC RECEIVABLES. AFC sells the majority of U.S. dollar denominated finance receivables on a revolving basis to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. The special purpose subsidiary has entered into a securitization agreement, which expires in 2005, that allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in eligible finance receivables.

At September 30, 2003 AFC managed total finance receivables of $521.9 million ($501.4 million at December 31, 2002), of which $448 million had been sold to the special purpose subsidiary ($423 million at December 31, 2002). The special purpose subsidiary then in turn sold, with recourse to the special purpose subsidiary, $315.3 million to the bank conduit facility at September 30, 2003 ($303.8 million at December 31, 2002) leaving $206.6 million of finance receivables recorded on our consolidated balance sheet at September 30, 2003 ($197.6 million at December 31, 2002).

AFC's proceeds from the revolving sale of receivables to the bank conduit facility were used to repay borrowings from ALLETE and fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement, and we are not aware of any changing circumstances that would put AFC in noncompliance with the covenants.

SPLIT ROCK ENERGY. We provide up to $50.0 million in credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. At September 30, 2003 this credit support backed $3.7 million of Split Rock Energy's liabilities ($7.3 million at December 31, 2002). The credit support generally expires within one year from the date of issuance.

SALE OF WATER PLANT ASSETS. During the first nine months of 2003, Florida Water, primarily through condemnation proceedings, sold its water and wastewater systems serving 29,000 customers in the counties of Nassau (Amelia Island), Bradford, Clay, Martin, Hillsborough and Marion for an aggregate sales price of $61 million. The after-tax gain recognized on the sale of these systems, net of related selling, transaction and accrued employee termination benefit costs, was $3.4 million for nine months ended September 30, 2003 and was included in our earnings from Discontinued Operations.

Florida Water has also entered into a First Amended and Restated Utility System Asset Acquisition Agreement to sell, under threat of condemnation, an additional eight water and wastewater systems serving 187,000 customers in the counties of Osceola, Hernando, Citrus, Lee and Charlotte, and the communities of Marco Island, Palm Coast and Deltona to governmental entities in Florida for a total sales price of $356 million. The sales of the Palm Coast and the Hernando County systems closed in October 2003, and the Marco Island and Deltona systems closed in early November 2003. The sales of the remaining four systems are expected to close by the end of 2003 pending satisfaction of certain contingencies and regulatory approvals in Florida.

In October 2003 Florida Water sold its water and wastewater system serving 11,000 customers in Duval County, Florida, to JEA for approximately $25 million.

Approximately 90 percent of Florida Water's assets have been sold, or are under contract to be sold, for $442 million, which represents an after-tax gain to Florida Water, net of all selling and transaction costs, of about $85 million. To date, the expected net cash proceeds after transaction costs, retirement of most Florida Water debt, and payment of income taxes are approximately $260 million. Net proceeds from these sales have been and will be used to retire debt at ALLETE. Florida Water continues to seek buyers for its remaining water and wastewater facilities, and expects to enter into agreements to sell these remaining assets in 2003 and to close on these sales in 2004.

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

                      ALLETE Third Quarter 2003 Form 10-Q                     26
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

In July 2003 ALLETE entered into a credit agreement to borrow $250 million from a consortium of financial institutions, the proceeds of which were used to redeem $250 million in principal amount of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. The credit agreement expires in July 2004, has an interest rate of LIBOR plus 0.875% and is secured by the lien of the Company's Mortgage and Deed of Trust. The credit agreement also has certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75 percent of the net proceeds from the sale of water assets. In accordance with these provisions, $6.8 million was repaid in September 2003 and $10.4 million was repaid in October 2003.

On November 6, 2003 ALLETE redeemed $50 million in principal amount of the Company's First Mortgage Bonds, 7 3/4% Series due June 1, 2007. Internally generated funds and proceeds from the sale of Florida Water assets were used to repay the principal, premium and accrued interest, totaling approximately $52.1 million, to the bondholders.

ALLETE's long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE not to exceed a maximum ratio of funded debt to total capital of .65 to 1.0. Failure to meet this covenant could give rise to an event of default, if not corrected after notice from the trustee or security holder; in which event ALLETE may need to pursue alternative sources of funding. As of September 30, 2003 ALLETE's ratio of funded debt to total capital was .44 to 1.0 and ALLETE was in compliance with its financial covenants.

Some of ALLETE's long-term debt arrangements contain "cross-default" provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due.

Our lines of credit contain financial covenants applicable to ALLETE. These covenants require ALLETE (1) not to exceed a maximum ratio of funded debt to total capital of .60 to 1.0 and (2) to maintain an interest coverage ratio of not less than 3.00 to 1.00. Failure to meet these covenants could give rise to an event of default, if not corrected after notice from the lender; in which event ALLETE may need to pursue alternative sources of funding. As of September 30, 2003 ALLETE's ratio of funded debt to total capital was .44 to 1.0, the interest coverage ratio was 5.43 to 1.00 and ALLETE was in compliance with these financial covenants.

ALLETE's $175.0 million lines of credit contain cross-default provisions, under which an event of default would arise if other ALLETE obligations in excess of $5.0 million were in default.

CAPITAL REQUIREMENTS

As a result of the delay in selling our Water Services businesses, consolidated capital expenditures for 2003 are now expected to be $172 million, a $38 million increase from our original $134 million estimate. Consolidated capital expenditures for the nine months ended September 30, 2003 totaled $109.8 million ($138.4 million in 2002). Expenditures for the nine months ended September 30, 2003 included $53.6 million for Energy Services and $30.3 million for Automotive Services. Expenditures for the nine months ended September 30, 2003 also included $25.9 million to maintain our Water Services businesses while they are in the process of being sold. An existing long-term line of credit and internally generated

27                    ALLETE Third Quarter 2003 Form 10-Q
funds were the primary sources of funding for these expenditures. The 2003 capital expenditure amounts do not include $73 million of property, plant and equipment recognized upon the restructuring of financial arrangements with respect to four of our wholesale auction facilities previously accounted for as operating leases.

ENVIRONMENTAL MATTERS

Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed below.

The Company reviews environmental matters on a quarterly basis. If it is probable a liability exists and we are reasonably able to estimate the costs associated with any environmental matter, an estimated loss would be accrued on our balance sheet. In the event of an insurable loss, our policy is to record probable claims for recovery separately on our balance sheet and not as a reduction of our accrued liability for loss.

SWL&P MANUFACTURED GAS PLANT. In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested an environmental investigation be initiated. The WDNR also issued SWL&P a Responsible Party letter in February 2002 to initiate tracking of the project in the WDNR database so that progress can be monitored. The environmental investigation is underway. The Phase II environmental site investigation report was submitted to the WDNR in February 2003. This report identified some MGP-like chemicals that were found in the soil. Sediment samples were taken from nearby Superior Bay and the City of Superior storm sewer that discharges into the Superior Bay during March and April. The report on this sampling is expected to be available in November 2003. SWL&P continues to work with the WDNR. Further investigative studies will be performed. We are unable to predict what, or if any, remediation activities will be required or the extent of our obligation. As a result, the Company has not accrued any liability for this environmental matter.

MINNESOTA POWER COAL-FIRED GENERATING FACILITIES. In May 2002 Minnesota Power received and subsequently responded to a third request from the EPA, under
Section 114 of the Clean Air Act, seeking additional information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We have received no feedback from the EPA based on the information we submitted. There are, however, several ongoing court cases involving EPA and other electric utilities for alleged violations of these rules. It is expected that the outcome of some of the cases could provide the utility industry direction on this topic. We are unable to predict what actions, if any, may be required as a result of the EPA's request for information. As a result, the Company has not accrued any liability for this environmental matter.

SQUARE BUTTE GENERATING FACILITY. In June 2002 Minnkota, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota should have gone through the New Source Review process potentially resulting in new air permit operating conditions. Minnkota has held several meetings with the EPA to discuss the alleged violations. Based on an EPA request, Minnkota is performing a study related to the technological feasibility of installing various controls for the reduction of nitrogen oxides (NOx) and sulfur dioxide
(SO2) emissions. Discussions with the EPA are ongoing and we are still unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. As such, our future cost of purchased power would include our pro rata share of this additional debt service.

                      ALLETE Third Quarter 2003 Form 10-Q                     28

OTHER

The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company.


NEW ACCOUNTING STANDARDS

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities are consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules became effective immediately for variable interest entities created after January 31, 2003 and will become effective on December 15, 2003 for previously existing variable interest entities. In June 2003 ADESA restructured its financial arrangements with respect to four of its wholesale auction facilities previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million in property, plant and equipment. Interpretation No. 46 would have required ADESA to consolidate the lessor under the lease arrangements in place prior to the restructuring. We are not a party to any variable interest entity required to be consolidated upon the adoption of Interpretation No. 46.

In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In general, SFAS 150 established standards for classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. Mandatorily redeemable financial instruments must be classified as a liability and the related payments must be reported as interest expense. The new rules became effective immediately for financial instruments entered into after May 31, 2003 and in the third quarter of 2003 for previously existing financial instruments. Beginning with the third quarter of 2003, we reclassified our Mandatorily Redeemable Preferred Securities of ALLETE Capital I as a long-term liability and reclassified the quarterly distributions as interest expense. This was a reclassification only and did not impact our results of operations.


                             ---------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Our securities investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At September 30, 2003 our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $14.2 million at September 30, 2003 ($20.9 million at December 31, 2002) and a total unrealized after-tax gain of $0.5 million at September 30, 2003 ($2.8 million loss at December 31, 2002). During the second quarter of 2003 we sold the investments we held directly in our publicly-traded Emerging Technology portfolio and recognized a $2.3 million after-tax loss. These publicly-traded emerging technology investments were accounted for as available-for-sale securities prior to sale.

29                    ALLETE Third Quarter 2003 Form 10-Q

As part of our Emerging Technology portfolio, we also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included in Investments on our consolidated balance sheet. The total carrying value of these investments was $38.5 million at September 30, 2003 ($38.7 million at December 31, 2002). Our policy is to periodically review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

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

We account for our 50 percent ownership in Split Rock Energy under the equity method of accounting. For the nine months ended September 30, 2003 our share of Split Rock Energy's net income after tax was $2.9 million ($2.2 million for the nine months ended September 30, 2002).

In response to the changing strategies of both partners, we have reached a tentative agreement to withdraw from Split Rock Energy in early 2004. We will work closely with Split Rock Energy and Great River Energy on several transition issues to facilitate our exit from the joint venture. We expect to retain some of the benefits of this partnership, such as joint load and capability reporting, as well as emergency power supply backup with Great River Energy. Subsequent to withdrawal from Split Rock Energy, we will perform the functions that provide least cost supply to our retail customers and sell our excess generation. We expect to recognize expenses in 2003 of approximately $1.5 million after tax related to our withdrawal from Split Rock Energy.


                      ALLETE Third Quarter 2003 Form 10-Q                     30

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


Ref. Page 19. - Last Paragraph
Ref. Page 40. - Third Full Paragraph
Ref. Page 68. - Second Paragraph
Ref. Form 8-K dated March 7, 2003 and filed March 10, 2003
Ref. Form 8-K dated and filed March 14, 2003
Ref. Form 10-Q for the quarter ended March 31, 2003, Page 21. - Third Paragraph Ref. Form 8-K dated and filed July 24, 2003
Ref. Form 8-K dated and filed August 20, 2003
Ref. Form 8-K dated and filed August 27, 2003
Ref. Form 8-K dated and filed September 4, 2003
Ref. Form 8-K dated and filed September 15, 2003
Ref. Form 8-K dated and filed October 15, 2003
Ref. Form 8-K dated and filed October 30, 2003
Ref. Form 8-K dated and filed October 31, 2003
Ref. Form 8-K dated and filed November 6, 2003

On October 6, 2003 the City of Groveland filed its Petition in Eminent Domain and Notice of Lis Pendens to condemn two Florida Water facilities in Lake County, Sunshine Parkway and Palisades. On November 5, 2003 the Fifth Circuit Court in Lake County entered a Stipulated Order of Taking and Incorporated Final Judgment in the amount of $3.1 million, including $50,000 for attorney's fees. The City took over operation of the facilities on the same day.

On October 21, 2003 the FPSC voted to initiate a proceeding to examine whether the sale of Florida Water's assets involves a gain that should be shared with Florida Water's customers. The question raised is whether the entire gain from the asset sales should go to Florida Water and its shareholders, or should it be shared with customers. Florida Water intends to vigorously contest any decision to seek sharing of the gain with customers. Florida Water is unable to predict the outcome of this proceeding.

31                    ALLETE Third Quarter 2003 Form 10-Q

Ref. Page 20. - Eighth Full Paragraph
Ref. Page 24. - Sixth Paragraph

In response to the changing strategies of both partners, we have reached a tentative agreement to withdraw from Split Rock Energy in early 2004. We will work closely with Split Rock Energy and Great River Energy on several transition issues to facilitate our exit from the joint venture. We expect to retain some of the benefits of this partnership, such as joint load and capability reporting, as well as emergency power supply backup with Great River Energy. Subsequent to withdrawal from Split Rock Energy, we will perform the functions that provide least cost supply to our retail customers and sell our excess generation. We expect to recognize expenses in 2003 of approximately $1.5 million after tax related to our withdrawal from Split Rock Energy.


Ref. Page 23. - Table - Contract Status for Minnesota Power Large Power
   Customers
Ref. 10-Q for the quarter ended March 31, 2003, Page 21. - Fifth through Tenth
   Paragraphs
Ref. 10-Q for the quarter ended June 30, 2003, Page 27. - Fifth through Eighth Paragraphs

Due to insufficient taconite pellet orders, Eveleth Mines LLC ceased pellet production in mid-May 2003 and placed the plant on standby status allowing production to resume later in 2003 if orders are received. On October 8, 2003 Cleveland Cliffs Inc. and Laiwu Steel Group Inc. of China jointly announced an intent to acquire the assets of Eveleth Mines LLC. The decision to proceed will be made when due diligence procedures are completed and after agreements can be reached with key stakeholders of Eveleth Mines LLC.

In August 2003 U. S. Steel Corp. (USS) signed an amended electric service contract with Minnesota Power for the Keewatin Taconite facility. The new contract termination date is now four years from the date of notice of cancellation.

In August 2003 the MPUC approved new electric service contracts with Blandin Paper Company and Potlatch Corporation.


Ref. Page 24. - Second Paragraph

In August 2003 Minnesota Power agreed to sell Great River Energy 175 MW of firm power under a five-year power purchase agreement. The agreement begins May 1, 2005.


Ref. Page 24. - Ninth Paragraph

On October 17, 2003 Rainy River Energy Corporation - Wisconsin, a wholly owned subsidiary of the Company, filed with the PSCW a petition to amend the final order approving the construction of a natural gas-fired electric generating facility in Superior, Wisconsin. The Company requested a one year extension to the approval to allow building to begin by December 9, 2004. While the construction schedule was suspended in December 2002, we continue to study the feasibility of the project. We have requested additional time to commence construction under the issued permits.


Ref. Page 28. - Fourth Paragraph

On October 27, 2003 ADESA Atlanta held its first vehicle auction at the newly constructed facility located on 280 acres in Fairburn, Georgia. The facility has eight auction lanes, a state-of-the-art technology center, body, paint and reconditioning shop, and storage for over 6,500 vehicles.

In early September 2003 ADESA Edmonton moved to their new site in Nisku, Alberta, and held their first auction on September 9, 2003. Impact Auto Auctions, Ltd. also relocated to this site in September 2003.

                      ALLETE Third Quarter 2003 Form 10-Q                     32

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10 Minnesota Power (now ALLETE) Executive Annual Incentive Plan as amended, effective January 1, 1999 with amendments through January 2003.

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

    Report on Form 8-K filed August 20, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed August 27, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits.

    Report on Form 8-K filed September 4, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed September 15, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed October 15, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed October 24, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits.

    Report on Form 8-K filed October 30, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed October 31, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed November 6, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

33                  ALLETE Third Quarter 2003 Form 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ALLETE, INC.





November 12, 2003                                James K. Vizanko
                                  ----------------------------------------------
                                                 James K. Vizanko
                                                 Vice President,
                                       Chief Financial Officer and Treasurer




November 12, 2003                                 Mark A. Schober
                                  ----------------------------------------------
                                                  Mark A. Schober
                                           Vice President and Controller







                      ALLETE Third Quarter 2003 Form 10-Q                     34

                                  EXHIBIT INDEX


Exhibit
Number
--------------------------------------------------------------------------------

 10 Minnesota Power (now ALLETE) Executive Annual Incentive Plan as amended, effective January 1, 1999 with amendments through January 2003.

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


                      ALLETE Third Quarter 2003 Form 10-Q