Form 10-K
period 2003-12-31
ALLETE INC
filed 2004-03-11
CIK 66756

`
                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------

                                    FORM 10-K

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended DECEMBER 31, 2003

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

   Yes /X/   No / /

   The aggregate market value of voting stock held by nonaffiliates on June 30, 2003 was $2,281,896,734.

   As of March 8, 2004 there were 87,880,279 shares of ALLETE Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.


--------------------------------------------------------------------------------
                                     PAGE 7

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                               TABLE OF CONTENTS


DEFINITIONS....................................................................9

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995.......................................................................10

PART I
Item 1.  Business.............................................................11
         Energy Services......................................................12
          Regulated Utility Electric Sales....................................12
          Regulated Utility Purchased Power...................................15
          Fuel................................................................15
          Nonregulated Generation and Power Marketing.........................16
          Regulatory Issues...................................................16
          Competition.........................................................18
          Franchises..........................................................18
          Employees...........................................................18
          Environmental Matters...............................................18
         Automotive Services..................................................20
          Wholesale Vehicle Auctions..........................................20
          Dealer Financing....................................................23
          Competition.........................................................25
          Employees...........................................................25
          Vehicle Regulation..................................................25
          Environmental Matters...............................................26
         Investments and Corporate Charges....................................27
          Real Estate Operations..............................................27
          Emerging Technology Investments.....................................27
          Environmental Matters...............................................27
         Executive Officers of the Registrant.................................28
Item 2.  Properties...........................................................29
Item 3.  Legal Proceedings....................................................29
Item 4.  Submission of Matters to a Vote of Security Holders..................29

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities....................29
Item 6.  Selected Financial Data..............................................30
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................32
          Consolidated Overview...............................................32
          Net Income..........................................................33
          2003 Compared to 2002...............................................35
          2002 Compared to 2001...............................................36
          Critical Accounting Policies........................................36
          Outlook.............................................................37
          Liquidity and Capital Resources.....................................41
          Capital Requirements................................................43
          Environmental and Other Matters.....................................44
          Market Risk.........................................................45
          New Accounting Standards............................................46
          Factors that May Affect Future Results..............................46
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........53
Item 8.  Financial Statements and Supplementary Data..........................53
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................53
Item 9A. Controls and Procedures..............................................53

PART III
Item 10. Directors and Executive Officers of the Registrant...................54
Item 11. Executive Compensation...............................................54
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters...........................54
Item 13. Certain Relationships and Related Transactions.......................54
Item 14. Principal Accountant Fees and Services...............................54

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......55

SIGNATURES....................................................................59

CONSOLIDATED FINANCIAL STATEMENTS.............................................60

--------------------------------------------------------------------------------
                                     PAGE 8

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                  DEFINITIONS

ABBREVIATION
OR ACRONYM                            TERM
--------------------------------------------------------------------------------
ACE                                   ACE Limited
ADESA Impact                          Automotive Recovery Services, Inc. and
                                        Impact Auto, collectively
AFC                                   Automotive Finance Corporation
ALLETE                                ALLETE, Inc. and its subsidiaries
APB                                   Accounting Principles Board
BNI Coal                              BNI Coal, Ltd.
Boswell                               Boswell Energy Center
Capital Re                            Capital Re Corporation
CIP                                   Conservation Improvement Program(s)
Company                               ALLETE, Inc. and its subsidiaries
EBITDA                                Earnings Before Interest, Taxes,
                                        Depreciation and Amortization Expense
EITF                                  Emerging Issues Task Force
Enventis Telecom                      Enventis Telecom, Inc.
EPA                                   Environmental Protection Agency
ESOP                                  Employee Stock Ownership Plan
FASB                                  Financial Accounting Standards Board
FERC                                  Federal Energy Regulatory Commission
Florida Water                         Florida Water Services Corporation
Form 8-K                              ALLETE Current Report on Form 8-K
Form 10-K                             ALLETE Annual Report on Form 10-K
Form 10-Q                             ALLETE Quarterly Report on Form 10-Q
FPSC                                  Florida Public Service Commission
GAAP                                  Generally Accepted Accounting Principles
                                        in the United States
GeoInsight                            GeoInsight, Inc.
Hibbard                               M.L. Hibbard Station
Impact Auto                           Impact Auto Auctions Ltd. and
                                        Suburban Auto Parts Inc., collectively
Invest Direct                         ALLETE's Direct Stock Purchase and
                                        Dividend Reinvestment Plan
kWh                                   Kilowatthour(s)
kV                                    Kilovolt(s)
Laskin                                Laskin Energy Center
Lehigh                                Lehigh Acquisition Corporation
LIBOR                                 London Interbank Offer Rate
LTV                                   LTV Steel Mining Co.
MAPP                                  Mid-Continent Area Power Pool
MBtu                                  Million British thermal units
Minnesota Power                       An operating division of ALLETE, Inc.
Minnkota Power                        Minnkota Power Cooperative, Inc.
MISO                                  Midwest Independent Transmission System
                                        Operator, Inc.
MPCA                                  Minnesota Pollution Control Agency
MPUC                                  Minnesota Public Utilities Commission
MTBE                                  Methyl Tertiary-Butyl Ether
MW                                    Megawatt(s)
MWh                                   Megawatthour(s)
NCUC                                  North Carolina Utilities Commission
Note ___                              Note ___ to the consolidated financial
                                        statements indexed in Item 15(a) of this
                                        Form 10-K
NPDES                                 National Pollutant Discharge Elimination
                                        System
NRG Energy                            NRG Energy, Inc.
PSCW                                  Public Service Commission of Wisconsin
QUIPS                                 Quarterly Income Preferred Securities
Rainy River Energy                    Rainy River Energy Corporation
SEC                                   Securities and Exchange Commission
SFAS                                  Statement of Financial Accounting
                                        Standards No.
Split Rock Energy                     Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative
SWL&P                                 Superior Water, Light and Power Company
Taconite Harbor                       Taconite Harbor Energy Center
WDNR                                  Wisconsin Department of Natural Resources
WPPI                                  Wisconsin Public Power, Inc.


--------------------------------------------------------------------------------
                                     PAGE 9

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                        SAFE HARBOR STATEMENT UNDER THE
                         PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

   In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of ALLETE in this Annual Report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely result," "will continue" or similar expressions) are not statements of historical facts and may be forward-looking.
   Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:
   - our ability to successfully implement our strategic objectives, including the completion and impact of the proposed spin-off of our Automotive Services business and the sale of our Water Services businesses;
   - war and acts of terrorism;
   - prevailing governmental policies and regulatory actions, including those of the United States Congress, Canadian federal government, state and provincial legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW, and various county regulators and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs) as well as vehicle-related laws, including vehicle brokerage and auction laws;
   - unanticipated effects of restructuring initiatives in the electric and automotive industries;
   - economic and geographic factors, including political and economic risks;
   - changes in and compliance with environmental and safety laws and policies;
   - weather conditions;
   - natural disasters;
   - market factors affecting supply and demand for used vehicles;
   - wholesale power market conditions;
   - population growth rates and demographic patterns;
   - the effects of competition, including competition for retail and wholesale customers, as well as sellers and buyers of vehicles;
   - pricing and transportation of commodities;
   - changes in tax rates or policies or in rates of inflation;
   - unanticipated project delays or changes in project costs;
   - unanticipated changes in operating expenses and capital expenditures;
   - capital market conditions;
   - competition for economic expansion or development opportunities;
   - our ability to manage expansion and integrate acquisitions; and
   - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

   Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7. under the heading "Factors that May Affect Future Results" located on page 46 of this Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

--------------------------------------------------------------------------------
                                     PAGE 10

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

ITEM 1.  BUSINESS

   ALLETE has been incorporated under the laws of Minnesota since 1906. References in this report to "we," "us" and "our" are to ALLETE and its subsidiaries, collectively.
   ALLETE files annual, quarterly and other reports and information with the SEC. You can read and copy any information filed by ALLETE with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including ALLETE. ALLETE also maintains an Internet site (www.allete.com) that contains documents as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
   As of December 31, 2003 we had approximately 13,000 employees, 4,000 of which were part time. Our core operations in 42 states, nine Canadian provinces and Mexico focus on two segments: ENERGY SERVICES which includes electric and gas services, coal mining and telecommunications; and AUTOMOTIVE SERVICES which includes wholesale vehicle auctions and related vehicle redistribution services and dealer financing.
   INVESTMENTS AND CORPORATE CHARGES include our real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate charges represent general corporate expenses, including interest, not specifically related to any one business segment.
   For a detailed discussion of results of operations and trends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Notes 1 and 2.
   SPIN-OFF OF AUTOMOTIVE SERVICES. After a lengthy review of our strategic alternatives, in October 2003 we announced plans to spin off to ALLETE shareholders our Automotive Services business which would become a publicly traded company doing business as ADESA. The decision reflects our intention to maximize the long-term value of each business by creating two separate, more focused companies, and create long-term shareholder value. The spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive one ADESA share for each share of ALLETE stock they own.
   Our Energy Services and Automotive Services businesses are two very distinct businesses and we believe that this spin-off will better facilitate the strategic objectives of both businesses. We believe that our Automotive Services business will be better able to pursue a business growth strategy as an independent company. For ALLETE, we believe the spin-off will create a simplified regulatory and risk profile and a more stable credit rating, which will enhance our ability to pursue strategic growth initiatives.

YEAR ENDED DECEMBER 31                            2003     2002     2001
==========================================================================
Consolidated Operating
     Revenue - Millions                          $1,619   $1,494   $1,526

Percentage of Consolidated
     Operating Revenue

Energy Services
     Regulated Utility
         Industrial
              Taconite Producers                      9%      10%      10%
              Paper and Wood Products                 4        4        4
              Pipelines and Other Industries          2        3        3
--------------------------------------------------------------------------
                  Total Industrial                   15       17       17
         Residential                                  5        5        4
         Commercial                                   5        5        5
         Wholesale                                    5        5        6
         Other Revenue                                2        2        3
--------------------------------------------------------------------------
                  Total Regulated Utility            32       34       35
     Nonregulated                                     9        8        5
--------------------------------------------------------------------------
         Total Energy Services                       41       42       40
Automotive Services                                  57       56       55
Investments                                           2        2        5
--------------------------------------------------------------------------
                                                    100%     100%     100%
==========================================================================

   Our Automotive Services business, which will do business as ADESA after the spin-off, operates two main businesses that are integral parts of the vehicle redistribution industry in North America. Wholesale vehicle auctions include 53 used vehicle auctions, 27 salvage vehicle auctions and related services, while dealer financing consists of AFC's 80 loan production offices. Our Automotive Services business will remain based in Indiana.
   After the spin-off, ALLETE will be comprised of our Energy Services business, which includes Minnesota Power, SWL&P, BNI Coal, Enventis Telecom and Rainy River Energy, ALLETE Properties, Inc., our real estate operations in Florida, and our emerging technology investments. ALLETE's headquarters will remain in Duluth, Minnesota.
   Our Board of Directors has retained financial and legal advisors to work with management on the refinancing of ALLETE's and Automotive Services' debt which will precede the spin-off. The spin-off is subject to the approval of the final plan by ALLETE's Board of Directors, favorable market conditions, receipt of tax opinions, satisfaction of SEC requirements and other customary conditions, and is expected to occur in the third quarter of 2004.
   SALE OF WATER PLANT ASSETS. During 2003 we substantially completed the sale of our Water Services businesses. Approximately 90% of our water assets in Florida were sold, under condemnation or imminent threat of condemnation, during 2003 for a total sales price of approximately $445 million. Proceeds were used to pay down debt which strengthened our balance sheet. In addition, we reached an agreement to sell our North Carolina water assets for

--------------------------------------------------------------------------------
                                    PAGE 11

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

$48 million and the assumption of approximately $28 million in debt by the purchaser. The North Carolina sale is awaiting approval of the NCUC and is expected to close in mid-2004. We expect to enter into agreements to sell our remaining water assets in Florida and Georgia in 2004.
   In October 2003 the FPSC voted to initiate a proceeding to examine whether the sale of Florida Water's assets involves a gain that should be shared with Florida Water's customers. The question raised is whether the entire gain from the asset sales should go to Florida Water and its shareholders, or should it be shared with customers. In November 2003 the FPSC issued a final order regarding a similar gain on sale issue for Utilities, Inc. of Florida. In that order the FPSC made several findings that could be helpful to Florida Water's case, namely that courts have found that rates paid by customers do not vest ratepayers with ownership rights to the property used to render service, and shareholders bear the risk of gain or loss associated with investments made to provide service. Florida Water intends to vigorously contest any decision to seek sharing of the gain with customers. Florida Water is unable to predict the outcome of this proceeding.

ENERGY SERVICES

   We categorize our Energy Services businesses as regulated utility operations or nonregulated operations. Regulated utility operations include rate regulated activities associated with generation, transmission and distribution of electricity under the jurisdiction of state and federal regulatory authorities. Nonregulated operations consist of coal mining, nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) and telecommunications. The discussion below summarizes the major businesses we include in Energy Services. Statistical information is presented as of December 31, 2003 unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated.
   MINNESOTA POWER, an operating division of ALLETE, Inc., provides regulated utility electric service in a 26,000 square mile service territory in northeastern Minnesota. Minnesota Power supplies regulated utility electric service to 135,000 retail customers and wholesale electric service to 16 municipalities. In addition, Minnesota Power has nonregulated generation operations at the Taconite Harbor facility in northern Minnesota. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin. SWL&P has 14,000 electric customers, 12,000 natural gas customers and 10,000 water customers.
   Minnesota Power had an annual net peak load of 1,463 MW on January 13, 2003. Our power supply sources are listed on the following page.
   We have electric transmission and distribution lines of 500 kV (8 miles), 230 kV (606 miles), 161 kV (43 miles), 138 kV (66 miles), 115 kV (1,259 miles) and less than 115 kV (6,935 miles). We own and operate 179 substations with a total capacity of 8,562 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.
   We own offices and service buildings, an energy control center and repair shops, and lease offices and storerooms in various localities. Substantially all of our electric plant is subject to mortgages which collateralize the outstanding first mortgage bonds of Minnesota Power and of SWL&P. Generally, we hold fee interest in our real properties subject only to the lien of the mortgages. Most of our electric lines are located on land not owned in fee, but are covered by appropriate easement rights or by necessary permits from governmental authorities. WPPI owns 20% of Boswell Unit 4. WPPI has the right to use our transmission line facilities to transport its share of Boswell generation. (See Note 14.)
   As of February 2004 Minnesota Power withdrew from active participation in Split Rock Energy, a joint venture with Great River Energy, and will terminate its ownership interest upon receipt of FERC approval which is expected in the first half of 2004. (See Nonregulated Generation and Power Marketing.)
   BNI COAL owns and operates a lignite mine in North Dakota. BNI Coal is the lowest-cost supplier of lignite in North Dakota producing about 4 million tons annually. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite under cost-plus fixed fee coal supply agreements expiring in 2027. (See Fuel and Note 15.)
   ENVENTIS  TELECOM is an integrated  data  services  provider  offering  fiber
optic-based   communication   and  advanced  data  services  to  businesses  and
communities in the Upper Midwest. Enventis Telecom provides converged IP (or Internet protocol) services that allow all communications (voice, video and data) to use the same optic-based delivery technology. Enventis Telecom owns or has rights to approximately 1,600 route miles of fiber optic cable. These route miles contain multiple fibers that total approximately 47,000 fiber miles. Enventis Telecom also owns optronic and data switching equipment that is used to "light up" the fiber optic cable. Enventis Telecom services customers from facilities that are primarily leased from third parties.
   RAINY RIVER ENERGY is engaged in the acquisition and development of nonregulated generation and wholesale power marketing. Rainy River Energy has entered into a 15-year power purchase agreement with NRG Energy at a facility in Kendall County, Illinois. (See Nonregulated Generation and Power Marketing - Kendall County.)

REGULATED UTILITY ELECTRIC SALES
   Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Regulatory Issues.)

--------------------------------------------------------------------------------
                                    PAGE 12

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

POWER SUPPLY
=======================================================================================================================
                                                                                               FOR THE YEAR ENDED
                                                    UNIT         YEAR      NET WINTER           DECEMBER 31, 2003
REGULATED UTILITY                                   NO.       INSTALLED    CAPABILITY         ELECTRIC REQUIREMENTS
-----------------------------------------------------------------------------------------------------------------------
                                                                              MW                 MWh         %

Steam
    Coal-Fired
       Boswell Energy Center                         1           1958          69
       near Grand Rapids, MN                         2           1960          69
                                                     3           1973         349
                                                     4           1980         427
-----------------------------------------------------------------------------------------------------------------------
                                                                              914              6,445,652    55.0%
-----------------------------------------------------------------------------------------------------------------------
       Laskin Energy Center                          1           1953          55
       in Hoyt Lakes, MN                             2           1953          55
-----------------------------------------------------------------------------------------------------------------------
                                                                              110                643,340     5.5
-----------------------------------------------------------------------------------------------------------------------
    Purchased Steam
       M.L. Hibbard Station in Duluth, MN          3 & 4      1949, 1951       48                      -       -
-----------------------------------------------------------------------------------------------------------------------
           Total Steam                                                      1,072              7,088,992    60.5
-----------------------------------------------------------------------------------------------------------------------
Hydro
    Group consisting of ten stations in MN                      Various       115                409,521     3.5
-----------------------------------------------------------------------------------------------------------------------
Purchased Power
    Square Butte burns lignite coal near Center, ND                           322              2,288,921    19.5
    All Other - Net                                                             -              1,938,958    16.5
-----------------------------------------------------------------------------------------------------------------------
           Total Purchased Power                                              322              4,227,879    36.0
-----------------------------------------------------------------------------------------------------------------------
           Total                                                            1,509             11,726,392   100.0%
-----------------------------------------------------------------------------------------------------------------------

                                                    UNIT           YEAR            YEAR           NET
NONREGULATED                                        NO.          INSTALLED       ACQUIRED     CAPABILITY
-----------------------------------------------------------------------------------------------------------------------
                                                                                                  MW
Steam
    Coal-Fired
       Taconite Harbor Energy Center              1, 2 & 3    1957, 1957, 1967     2001          200
       in Taconite Harbor, MN

       Cloquet Energy Center                         5              2001           2001           23
       in Cloquet, MN

       Rapids Energy Center <F1>                   6 & 7            1980           2000           29
       in Grand Rapids, MN
-----------------------------------------------------------------------------------------------------------------------
Hydro
    Conventional Run-of-River
       Rapids Energy Center <F1>                   4 & 5            1917           2000            1
       in Grand Rapids, MN
-----------------------------------------------------------------------------------------------------------------------
Power Purchase Agreement
    Kendall County (Rainy River Energy)              3              2002           2002          275
    located southwest of Chicago, IL
=======================================================================================================================

<F1>  The net generation is primarily dedicated to the needs of one customer.

--------------------------------------------------------------------------------
                                    PAGE 13

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

REGULATED UTILITY ELECTRIC SALES
FOR THE YEAR ENDED DECEMBER 31      2003      2002      2001
===============================================================
MILLIONS OF KILLOWATTHOURS
Retail
      Residential                   1,066     1,044       998
      Commercial                    1,286     1,257     1,234
      Industrial                    6,558     6,946     6,549
      Other                            79        78        75
Wholesale
      Municipals and Others         2,155     1,807     2,086
---------------------------------------------------------------
                                   11,144    11,132    10,942
===============================================================

   Minnesota Power has wholesale contracts with 16 municipal customers. (See Regulatory Issues - Federal Energy Regulatory Commission.)
   Approximately 60% of the ore consumed by integrated steel facilities in the United States originates from six taconite customers of Minnesota Power. Taconite, an iron-bearing rock of relatively low iron content that is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Annual taconite production in Minnesota was 34 million tons in 2003 (39 million tons in 2002; 33 million tons in 2001). The decrease in 2003 taconite production was due to the May 2003 shutdown of the Eveleth Mines LLC operations that then reopened in December 2003 as United Taconite LLC under new ownership that includes Cleveland-Cliffs Inc. and Laiwu Steel Group, a Chinese-based steel producer. A rise in Chinese steel demand and production has created a new market for the producers of taconite in North America. United Taconite has the ability to produce 5 million to 6 million tons of taconite annually with a portion of that production replacing taconite pellets that will be shipped to China from other Cleveland-Cliffs Inc. owned taconite operations. The decrease in 2001 taconite production was due to the closing of LTV and the reduced demand for iron ore from the operating mines as a result of high steel import levels and a softer economy. LTV, which was not a Large Power Customer (defined below), formerly produced 7 million to 8 million tons of taconite annually. Based on our research of the taconite industry, Minnesota taconite production for 2004 is anticipated to be about 39 million tons. As a result of continuing consolidation in the integrated steel business and its resulting impact on taconite producers, Minnesota Power is unable to predict taconite production levels for the next two to five years. We expect any excess energy not used by our retail customers will be marketed primarily to the regional wholesale market.
   LARGE POWER CUSTOMER CONTRACTS. Minnesota Power has large power customer contracts with 12 customers (Large Power Customers), each of which requires 10 MW or more of generating capacity. Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. (See Minimum Revenue and Demand Under Contract Table.) In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a biannual (power pool season) basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for at least a portion of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs which provides a discounted demand rate and energy priced at Minnesota Power's incremental cost after serving all firm power obligations. Minnesota Power also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power's cost. Incremental production service is interruptible. Contracts with 8 of the 12 Large Power Customers provide for deferral without interest of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage.
   All contracts continue past the contract termination date unless the required advance notice of cancellation has been given. The advance notice of cancellation varies from one to four years. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. Large Power Customers are required to purchase all electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Regulatory Issues - Electric Rates.)

MINIMUM REVENUE AND DEMAND UNDER CONTRACT
AS OF MARCH 1, 2004

                      MINIMUM                    MONTHLY
                   ANNUAL REVENUE <F1>          MEGAWATTS
===========================================================
2004               $99.5 million                   635
2005               $50.5 million                   294
2006               $36.1 million                   202
2007               $30.6 million                   181
2008               $16.2 million                    93
===========================================================

<F1> Based on past experience, we believe revenue from Large
     Power Customers will be substantially in excess of the minimum contract amounts.

--------------------------------------------------------------------------------
                                    PAGE 14

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

CONTRACT STATUS FOR MINNESOTA POWER LARGE POWER CUSTOMERS
AS OF MARCH 1, 2004
                                                                                                                EARLIEST
CUSTOMER                              INDUSTRY         LOCATION                 OWNERSHIP                       TERMINATION DATE
====================================================================================================================================

Hibbing Taconite Co.                  Taconite         Hibbing, MN              62.3% International Steel       December 31, 2008
                                                                                 Group, Inc.
                                                                                23% Cleveland-Cliffs Inc.
                                                                                14.7% Stelco Inc.
Ispat Inland Mining Company <F1>      Taconite         Virginia, MN             Ispat Inland Steel Company      March 31, 2008
U.S. Steel Corp. (USS) Minntac <F1>   Taconite         Mt. Iron, MN             U.S. Steel Corp.                March 31, 2008
USS Keewatin Taconite <F1><F2>        Taconite         Keewatin, MN             U.S. Steel Corp.                March 31, 2008
United Taconite LLC <F3>              Taconite         Eveleth, MN              70% Cleveland-Cliffs Inc.       October 31, 2008
                                                                                30% Laiwu Steel Group
Blandin Paper Company                 Paper            Grand Rapids, MN         UPM-Kymmene Corporation         April 30, 2007
Boise Paper Solutions                 Paper            International Falls, MN  Boise Cascade Corporation       December 31, 2008
Sappi Cloquet LLC                     Paper            Cloquet, MN              Sappi Limited                   December 31, 2008
Stora Enso North America,             Paper and Pulp   Duluth, MN               Stora Enso Oyj                  April 30, 2009
   Duluth Paper Mill and
   Duluth Recycled Pulp Mill

USG Interiors, Inc.                   Manufacturer     Cloquet, MN              USG Corporation                 December 31, 2005

Enbridge Energy Company,              Pipeline         Deer River, MN           Enbridge Energy Company,        March 31, 2005
   Limited Partnership <F4>                            Floodwood, MN             Limited Partnership

Minnesota Pipeline Company <F4>       Pipeline         Staples, MN              60% Koch Pipeline Co. L.P.      March 31, 2005
                                                       Little Falls, MN         40% Marathon Ashland
                                                       Park Rapids, MN           Petroleum LLC
====================================================================================================================================

<F1> The contract will terminate four years from the date of  written notice from either  Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is March 31, 2008.
<F2> Formerly National Steel Pellet Co., now  renamed USS  Keewatin Taconite. USS assumed  the National Steel Pellet Co. Large Power
     Customer contract.
<F3> In late 2003 United Taconite LLC was the successful bidder in  a  bankruptcy auction sale of  the assets of  Eveleth Mines LLC, previously a Large Power Customer of Minnesota Power. United Taconite assumed the Eveleth  Mines Large Power Customer contract.
<F4> The contract will terminate one year from the date of written notice from either Minnesota Power or  the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is March 31, 2005.

REGULATED UTILITY PURCHASED POWER
   Minnesota Power has contracts to purchase capacity and energy from various entities. The largest contract is with Square Butte. Under an agreement with Square Butte expiring at the end of 2026, Minnesota Power is currently entitled to approximately 71% (66% beginning in 2006) of the output of a 455-MW coal-fired generating unit located near Center, North Dakota. (See Note 15.)

FUEL
   Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana. Coal consumption in 2003 for electric generation at Minnesota Power's Minnesota coal-fired generating stations was about 5.6 million tons. As of December 31, 2003 Minnesota Power had a coal inventory of about 632,000 tons. Minnesota Power has three coal supply agreements with various expiration dates extending through 2009. Under these agreements Minnesota Power has the tonnage flexibility to procure 70% to 100% of its total coal requirements. In 2004 Minnesota Power will obtain coal under these coal supply agreements and in the spot market. This diversity in coal supply options allows Minnesota Power to manage market price and supply risk and to take advantage of favorable spot market prices. Minnesota Power is exploring future coal supply options. It believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.
   In 2001 Minnesota Power and Burlington Northern and Santa Fe Railway Company (Burlington Northern) entered into a long-term agreement under which Burlington Northern transports all of Minnesota Power's coal by unit train from the Powder River Basin directly to Minnesota Power's generating facilities or to a designated interconnection point. Minnesota Power also has agreements with Duluth Missabe and Iron Range Railway and Midwest Energy Resources Company to transport coal from the Burlington Northern interconnection point to certain Minnesota Power facilities.


--------------------------------------------------------------------------------
                                    PAGE 15

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

COAL DELIVERED TO MINNESOTA POWER
YEAR ENDED DECEMBER 31              2003     2002    2001
============================================================
Average Price Per Ton              $20.02   $21.48  $20.52
Average Price Per MBtu              $1.12    $1.19   $1.18
============================================================

   The Square Butte generating unit operated by Minnkota Power burns North Dakota lignite coal supplied by BNI Coal, in accordance with the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 2003 was approximately 66 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit.

NONREGULATED GENERATION AND POWER MARKETING
   Nonregulated generation is non-rate base generation sold at market-based rates to the wholesale market.
   TACONITE HARBOR. In 2002 we started the Taconite Harbor generating facilities which we purchased in 2001. The generation output is primarily being sold in the wholesale market and is allocated in limited circumstances to Minnesota Power's utility customers.
   KENDALL COUNTY. In September 1999 Rainy River Energy entered into an amended 15-year power purchase agreement (Kendall County) with a company that was subsequently purchased by NRG Energy, an independent power producer. The Kendall County agreement includes the purchase of the output of one entire unit (approximately 275 MW) of a four unit (approximately 1,100 MW) natural gas-fired combined cycle generation facility located near Chicago, Illinois. Construction of the generation facility was completed in 2002. Rainy River Energy's obligation to pay fixed capacity related charges began May 1, 2002 and will end on September 16, 2017. We currently have 130 MW (100 MW in 2003) of long-term capacity sales contracts for the Kendall County generation, with 50 MW expiring in April 2012 and 80 MW in September 2017.
   SPLIT ROCK ENERGY is a joint venture of Minnesota Power and Great River Energy from which Minnesota Power is withdrawing. Great River Energy is a consumer-owned generation and transmission cooperative and is Minnesota's second largest utility in terms of generating capacity. The joint venture combined the two companies' power supply capabilities and customer loads for power pool operations and generation outage protection. As of February 2004 in response to the changing strategies of both parties, Minnesota Power withdrew from active participation in Split Rock Energy, and will terminate its ownership interest upon receipt of FERC approval which is expected in the first half of 2004. Some of the benefits of this partnership have been retained, such as joint load and capability reporting with Great River Energy. Minnesota Power has resumed functions that provide least cost supply to our retail customers and marketing power in our region based on supplies available from our generating assets.
   OTHER. Rainy River Energy Corporation - Wisconsin continues to study the feasibility of the construction of a natural gas-fired electric generating facility in Superior, Wisconsin. In accordance with the PSCW's final order approving the project, Rainy River Energy undertook preliminary site preparation work in November and December of 2003.
   In 2003 we sold 1.5 million MWh of nonregulated generation (1.2 million in 2002 and 0.2 million in 2001).

REGULATORY ISSUES
   We are exempt from regulation under the Public Utility Holding Company Act of 1935 (PUHCA), except as to Section 9(a)(2) which relates to acquisition of securities of public utility companies. If passed in its current form, the pending federal energy bill will repeal PUHCA. However, we cannot predict the future of this legislative effort.
   We are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Minnesota Power's service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 23%, 3% and 3%, respectively, of our 2003 consolidated operating revenue.
   ELECTRIC RATES. Minnesota Power has historically designed its electric service rates based on cost of service studies under which allocations are made to the various classes of customers. Nearly all retail sales include billing adjustment clauses which adjust electric service rates for changes in the cost of fuel and purchased energy, and recovery of current and deferred CIP expenditures.
   In addition to Large Power Customer contracts, Minnesota Power also has contracts with large industrial and commercial customers with monthly demands of more than 2 MW but less than 10 MW of capacity. The terms of these contracts vary depending upon the customer's demand for power and the cost of extending Minnesota Power's facilities to provide electric service.
   Minnesota Power requires that all large industrial and commercial customers under contract specify the date when power is first required. Thereafter, the customer is generally billed monthly for at least the minimum power for which they contracted. These conditions are part of all contracts covering power to be supplied to new large industrial and commercial customers and to current customers as their contracts expire or are amended. All rates and other contract terms are subject to approval by appropriate regulatory authorities.
   FEDERAL ENERGY REGULATORY COMMISSION. The FERC has jurisdiction over our wholesale electric service and operations. Minnesota Power's hydroelectric facilities, which are located in Minnesota, are licensed by the FERC. (See Environmental Matters - Water.)


--------------------------------------------------------------------------------
                                    PAGE 16

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I


   Minnesota Power has contracts with 16 Minnesota municipalities receiving wholesale electric service. Two contracts are for service through 2005, while the other 14 are for service through at least 2007. In 2003 municipal customers purchased 735,000 MWh from Minnesota Power.
   Minnesota Power and SWL&P are members of the MISO. Minnesota Power and SWL&P retain ownership of their respective transmission assets and control area functions, but their transmission network is under the regional operational control of the MISO. They take and provide transmission service under the MISO open access transmission tariff. In December 2001 FERC approved the MISO as the nation's first regional transmission organization (RTO) under FERC's Order No. 2000 criteria, noting that it believes the MISO will benefit the public interest by enhancing the reliability of the Midwest electric grid and facilitating and enhancing wholesale competition. The MISO plans to accomplish this primarily through standardization of rates, terms and conditions of transmission service over a broad region encompassing all or parts of 20 states and one Canadian province, and over 120,000 MW of generating capacity. MISO operations were phased in during the first half of 2002. In late 2003 the MISO and the PJM Interconnection LLC, an RTO serving all or parts of Pennsylvania, New Jersey, the District of Columbia, Maryland, Ohio, Virginia, West Virginia and Delaware, executed a joint operating agreement. The joint operating agreement, filed with the FERC, will provide detailed information about each others' operations and establishes procedures to strengthen and coordinate reliability.
   The FERC is currently developing rules for a standard market design intended to further define the functions and transmission tariff of the MISO and other regional transmission providers. The MISO is focusing on reliability procedures and on implementation of the FERC's standard market design elements by development of an energy market tariff or tariffs if MISO membership determines to form subregional markets within MISO. The MISO expects that an energy market tariff will be filed with the FERC in the first half of 2004. Minnesota Power will review the effects of the proposed definitive energy tariff at that time.
   Minnesota Power also participates in MAPP, a power pool operating in parts of eight states in the Upper Midwest and in three provinces in Canada. MAPP functions include a regional reliability council that maintains generation reserve sharing requirements. Minnesota Power is a member of the Mid-Continent Area Energy Marketers Association (MEMA), recently formed to provide a regional tariff for wholesale power and energy marketing under which its members trade. On December 2, 2003 MEMA's wholesale capacity and energy tariff was approved by the FERC and became effective.
   MINNESOTA PUBLIC UTILITIES COMMISSION. Minnesota Power's retail rates are based on a 1994 MPUC retail rate order that allows for an 11.6% return on common equity dedicated to utility plant and resulted in an average rate increase of approximately 6%. Minnesota Power is in the early stages of preparing a request to increase rates for its utility operations sometime in the first half of 2005. The request may be necessary to cover changes in the increased cost of doing business.
   At the end of 2003 our equity ratio was 64.44%, which was greater than the 55.03% plus or minus 15% (46.78% to 63.29%) approved by the MPUC in its 2003 order authorizing our capital structure. Our equity ratio was higher than the approved MPUC ratio due to the recognition of gains from the sale of our Water Services businesses and the redemption of long-term debt. On January 23, 2004 we filed an amendment with the MPUC requesting that effective no later than March 1, 2004 a new equity ratio of 61.53% plus or minus 15% (52.30% to 70.76%) be established until such time as our 2004 capital structure is approved. On February 18, 2004 the MPUC approved at Minnesota Power's request.
   In June 2003 the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. Minnesota Power's initial comments on the proposed scope and procedure of the investigation were filed in July 2003. In November 2003 the MPUC approved the initial scope and procedure of the investigation. The investigation will focus on whether the fuel clause continues to be an appropriate regulatory tool. The initial steps will be to review the clause's original purpose, structure and rationale of the fuel adjustment clause (including its current operation and relevance in today's regulatory environment), and then address its ongoing appropriateness and other issues if the need for continued use of the fuel adjustment clause is shown. Because this investigation is in its early stages, we are unable to predict the outcome or impact, if any, at this time.
   Minnesota requires investor owned electric utilities to spend a minimum of 1.5% of gross annual retail electric revenue on CIP each year. These investments are recovered from retail customers through a billing adjustment and amounts included in retail base rates. The MPUC allows utilities to accumulate, in a deferred account for future recovery, all CIP expenditures as well as a carrying charge on the deferred account balance. Minnesota Power's CIP investment goal was $2.9 million for 2003 ($2.9 million for 2002; $2.7 million for 2001) with actual spending of $5.2 million in 2003 ($4.0 million in 2002; $2.6 million in 2001). These amounts satisfied current spending requirements and all prior years' spending shortfalls.
   PUBLIC SERVICE COMMISSION OF WISCONSIN. SWL&P's current electric retail rates are based on a September 2001 PSCW retail rate order that allows for a 12.25% return on common equity and resulted in an average rate decrease of 3.4%. SWL&P is preparing to file with the PSCW in mid-2004 a request to increase retail rates for its utility operations to be effective sometime in early 2005. The request would cover changes in the cost of doing business.
   The ownership, control and operation of any affiliated wholesale nonregulated generating plants in Wisconsin is subject to PSCW approval.


--------------------------------------------------------------------------------
                                    PAGE 17

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I


   In December 2003 the PSCW unanimously approved the revised $420 million cost estimate for the Wausau-to-Duluth electric transmission line that Minnesota Power, the American Transmission Company (ATC) and Wisconsin Public Service Corporation have proposed. The line had been projected to cost about $215 million. The increased costs for the 220-mile, 345-kV line are attributable to higher prices for construction materials, increased payments to landowners, more aggressive environmental safeguards and a different accounting calculation for interest on funds used during construction for ATC. Despite the cost increase, Minnesota Power and transmission planners throughout the region believe the transmission line is necessary. Minnesota Power is actively involved in the permitting and construction activities which began at the end of January 2004; however, it does not intend to finance or own the proposed line. An application to cross the Namekagon River in Wisconsin was filed with the National Park Service (NPS) in November 2001, and a draft Environmental Impact Statement is expected to be issued by the NPS in early 2004. Construction is currently anticipated to be complete in 2008.

COMPETITION
   INDUSTRY RESTRUCTURING. State efforts across the country to restructure the electric utility industry have slowed. Legislation or regulation that would allow retail customer choice of their electric service provider has not gained momentum in either Minnesota or Wisconsin.
   At the national level the FERC continues in its efforts to have companies join RTOs. FERC's sweeping Standard Market Design rulemaking, renamed the Wholesale Market Platform, appears to have stalled, although FERC remains committed to implementing most of the rule in a more piecemeal fashion. Minnesota Power supports the creation of a robust wholesale electric market.
   The electricity title of the pending federal energy legislation seeks to maintain reliability, increase investments in new transmission capacity and energy supply, and address wholesale price volatility while encouraging wholesale competition. This legislation remains the subject of significant controversy. We cannot predict the timing or substance of any future legislation or regulation.

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

EMPLOYEES
   At December 31, 2003 Energy Services had 1,400 full-time employees.
   Minnesota Power, SWL&P and Enventis Telecom have 596 employees who are members of the International Brotherhood of Electrical Workers (IBEW), Local 31. A labor agreement between Minnesota Power and Local 31, which includes Enventis Telecom, was in effect through January 31, 2004. On February 25, 2004 IBEW Local 31 approved a new two-year labor agreement with Minnesota Power, SWL&P and Enventis Telecom that will be in effect through January 31, 2006. The agreement provides wage increases of 3.25% in each of the two contract years. The union voted to discontinue their participation in the Results Sharing program as of the end of 2003.
   BNI Coal had 96 employees who were members of the IBEW Local 1593. BNI Coal and Local 1593 have a labor agreement which expires on March 31, 2004. In accordance with terms of that agreement, a 3% increase took effect July 1, 2003. Negotiations are underway for a new contract that would begin after the March 31, 2004 expiration date.

ENVIRONMENTAL MATTERS
   Certain businesses included in our Energy Services segment are subject to regulation by various federal, state and local authorities of air quality, water quality, solid wastes and other environmental matters. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanups are charged to expense.
   AIR. Minnesota Power's regulated generating facilities in Minnesota mainly burn low-sulfur western sub-bituminous coal and Square Butte, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. The federal Clean Air Act Amendments of 1990 (Clean Air Act) created emission allowances for sulfur dioxide. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Sulfur dioxide emission requirements are currently being met by all of Minnesota Power's generating facilities. Most Minnesota Power facilities have surplus allowances. Taconite Harbor expects to meet its sulfur dioxide requirements by annually purchasing allowances, since it receives no allowance allocation. Square Butte anticipates meeting its sulfur dioxide requirements

--------------------------------------------------------------------------------
                                    PAGE 18

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

through increased use of existing scrubbers and by annually purchasing additional allowances as necessary.
   In accordance with the Clean Air Act, the EPA has established nitrogen oxide limitations for electric generating units. To meet nitrogen oxide limitations, Minnesota Power installed advanced low-emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance emission limits. Nitrogen oxide limitations at Square Butte are being met by combustion tuning.
   Minnesota Power has obtained all necessary Title V air operating permits from the MPCA for its applicable facilities to conduct electric operations.
   In December 2000 the EPA announced its decision to regulate mercury emissions from coal and oil-fired power plants under Section 112 of the Clean Air Act.
Section 112 will require all such power plants in the United States to adhere to the EPA maximum achievable control technology (MACT) standards for mercury. The EPA issued a proposed rule in December 2003. Final regulations defining control requirements are planned for December 2004. The proposed rule offers two different types of regulation: imposition of an annual average mercury emission limitation applied at each unit or facility average under Section 112 and imposition of a cap and trade program under Section 111, where an allocation of mercury credits would be assigned and utilities would need to provide for a combination of emission reductions and credit purchases to demonstrate compliance. The EPA is soliciting comments about these approaches. In either approach, continuous monitoring of mercury stack emissions is required to be in service around 2008. Minnesota Power's preliminary estimates suggest that all of our affected facilities can be outfitted with continuous mercury emission monitors for under $2 million. Our unit mercury emissions tests indicate all of our units should comply with the proposed unit specific target emission rate without significant additional cost. Cost estimates about mercury cap and trade program impacts would be premature at this time. The EPA is still soliciting comments about this proposed alternative program and associated final mercury credit allocations to units have not yet been defined.
   During 2002 Minnesota Power received and responded to a third request from the EPA, under Section 114 of the Clean Air Act, seeking additional information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We have received no feedback from the EPA based on the information we submitted. There is, however, ongoing litigation involving the EPA and other electric utilities for alleged violations of these rules. It is expected that the outcome of some of the cases could provide the utility industry direction on this topic. We are unable to predict what actions, if any, may be required as a result of the EPA's request for information. As a result, we have not accrued any liability for this environmental matter.
   In December 2002 the EPA issued changes to the existing New Source Review rules. These rules changed the procedures for MPCA review of projects at our electric generating facilities. In October 2003 the EPA announced changes clarifying the application of certain sections of the New Source Review rules. These changes are not expected to have a material impact on Minnesota Power. On December 24, 2003 the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of the October 2003 rule pending their further review which is expected sometime in 2004.
   In June 2002 Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations potentially resulting in new air permit operating conditions. Minnkota Power has held several meetings with the EPA to discuss the alleged violations. Based on an EPA request, Minnkota Power performed a study related to the technological feasibility of installing various controls for the reduction of nitrogen oxides and sulfur dioxide emissions. Discussions with the EPA are ongoing and we are still unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service. (See Note 15.)
   WATER. The Federal Water Pollution Control Act of 1972 (FWPCA), as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, established the National Pollutant Discharge Elimination System (NPDES) permit program. The FWPCA requires NPDES permits to be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. Minnesota Power has obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct its electric operations.
   Minnesota Power holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 115 MW. In June 1996 Minnesota Power filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC for Minnesota Power's St. Louis River Hydro Project. Separate petitions for review were also filed by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band), two intervenors in the licensing proceedings. The court consolidated the three petitions for

--------------------------------------------------------------------------------
                                    PAGE 19

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I


review and suspended the briefing schedule while Minnesota Power and the Fond du Lac Band negotiate a reasonable fee for the use of tribal lands as mandated by the new license. Both parties informed the court that these negotiations may resolve other disputed issues, and they are obligated to report periodically to the court the status of these discussions. Beginning in 1996, and most recently in February 2004, Minnesota Power filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license that might conflict with the settlement discussions. The Fond du Lac Band, the U.S. Department of the Interior and Minnesota Power have reached a settlement agreement for the St. Louis River Hydro Project. This settlement must be approved by the FERC who would then amend the project license to reflect the conditions of the settlement agreement. Minnesota Power is in the process of preparing the filing for submission to the FERC in mid 2004.
   SOLID AND HAZARDOUS WASTE. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid wastes and hazardous wastes. As a result of this legislation, the EPA has promulgated various hazardous waste rules. Minnesota Power is required to notify the EPA of hazardous waste activity and routinely submits the necessary annual reports to the EPA. The MPCA and the Wisconsin Department of Natural Resources (WDNR) are responsible for administering solid and hazardous waste rules on the state level with oversight by the EPA.
   In response to EPA Region V's request for utilities to participate in the Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl (PCB) inventories, Minnesota Power has scheduled replacement of PCB capacitor banks and PCB-contaminated oil by the end of 2004. The total cost is expected to be about $2.0 million of which $1.5 million was spent through December 31, 2003.
   In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant
(MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is underway. In February 2003 SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil. During March and April 2003 sediment samples were taken from nearby Superior Bay. The report on the results of this sampling is expected to be completed and sent to the WDNR during the first quarter of 2004. A work plan for additional investigation by SWL&P was filed on December 17, 2003 with the WDNR. This part of the investigation will determine any impact to soil or ground water between the former MGP site and the Superior Bay. Although it is not possible to quantify the potential clean-up cost until the investigation is completed and a work plan is developed, a $0.5 million liability was recorded as of December 31, 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to regulatory prudency review.

AUTOMOTIVE SERVICES

   Automotive Services, headquartered in Carmel, Indiana, operates two main businesses that are integral parts of the vehicle redistribution industry in the United States and Canada: auctions and related services, and dealer financing. Automotive Services includes several wholly owned subsidiaries, including ADESA, ADESA Impact and AFC. The proposed spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive one ADESA, Inc. share for each share of ALLETE common stock. ADESA, Inc. will be the parent company of the subsidiaries we include in Automotive Services. Automotive Services plans to grow by growing auction sales volume, optimizing revenue per vehicle sold, continuing to improve operating efficiency, expanding into new markets, and growing on-line auctions and related services. The discussion below summarizes the businesses we include in Automotive Services. Statistical information is presented as of December 31, 2003 unless otherwise indicated.

WHOLESALE  VEHICLE AUCTIONS
   We are the leading, national provider of wholesale vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Most of our locations are stand-alone facilities dedicated to either used vehicle auctions or salvage auctions, but in several locations, we have been able to capitalize on the synergies of utilizing our facilities for both types of auctions. In addition to vehicle auction services, we also provide auctions and related services for specialty vehicles and equipment unique to the recreational vehicle, commercial trucking, construction and utility industries.
   We provide Internet-based solutions to institutional sellers who wish to redistribute their vehicles to either franchised and/or independent dealers, including on-line and bulletin board on-line live auctions running simultaneously with our physical auctions. We feel that the physical auctions we operate offer a superior method of vehicle redistribution when compared to on-line auctions. As the use of on-line auctions has become an accepted practice in the vehicle redistribution industry, we have developed on-line auction technologies to complement our physical auction business. We believe we are well positioned to offer the appropriate mix of physical and on-line auctions and services to our customers to ensure the most effective and efficient redistribution of their vehicles.


--------------------------------------------------------------------------------
                                    PAGE 20

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I


   USED VEHICLE AUCTIONS AND RELATED SERVICES. We are the second largest wholesale used vehicle auction network in the United States and the largest in Canada. We operate 53 used vehicle auction facilities in close proximity to large concentrations of used vehicle dealers throughout North America, which we own or lease. Each auction is a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles for auction. (See Used Vehicle Auctions Table.) Our customers sold 1,810,000 used vehicles at our auctions in 2003 (1,741,000 in 2002; 1,761,000 in 2001).
   Auctions are the hub of a massive redistribution system for used vehicles. Our auctions enable institutional customers and selling dealers to sell used vehicles to licensed franchised, independent and wholesale used vehicle dealers. Our mission is to maximize the auction sales price for the sellers of used vehicles by effectively and efficiently transferring the vehicles, paperwork (including certificates of title and other evidence of ownership), and funds as quickly as possible from the sellers to a large population of dealers seeking to fill their inventory for resale to retail consumers. Auctions are held at least weekly at every location and provide real-time wholesale market prices for the vehicle redistribution industry. During the sales process, we do not generally take title to or ownership of the vehicles consigned for auction but instead facilitate the transfer of vehicle ownership directly from seller to buyer.
   A central measure to the results of the used vehicle auction process is the conversion percentage, which represents the number of vehicles sold as a percent of the vehicles offered for sale. The number of vehicles offered for sale is the key driver of the costs incurred in, and the number of vehicles sold is the key driver of the related fees generated by, the redistribution process. Generally, as the conversion percentage increases, so do the profitability and efficiency of our auctions.
   We provide a full range of services to both buyers and sellers, including:
   - Auction services, such as marketing and advertising the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, security for consigned inventory, sales results reports, pre-sale lineups, and actual auctioning of vehicles by licensed auctioneers.
   - Internet-based solutions, including on-line bulletin board auctions and on-line live auctions running simultaneously with our physical auctions.
   - Inbound and outbound logistics administration with services provided by both third party carriers and our auctions.
   - Reconditioning services, including detailing, washing, body work, light mechanical work, glass repair, dent repair, tire and key replacement, and upholstery repair.
   - Inspection and certification services whereby the auction performs a physical inspection and produces a condition report, in addition to varying levels of diagnostic testing for purposes of certification.
   -  Title processing and other paperwork administration.
   - Outsourcing of remarketing functions and end of lease term management. Each of these services may also be purchased separately from the auction process.
   SALVAGE AUCTIONS AND RELATED SERVICES. We are currently the third largest salvage auction operator in North America, where the top three operators constitute an estimated 72% of the vehicles sold through auctions. We operate 27 salvage auction facilities in the United States and Canada. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with our used vehicle auctions. Most salvage vehicles cannot be driven through lanes, and salvage auction facilities are therefore less complex than wholesale used vehicle auction facilities, consisting primarily of large lots for depositing salvage vehicles. Salvage auction facilities typically have a small office building and a garage for truck and loader repairs. (See Salvage Vehicle Auctions Table.) Our customers, primarily insurance companies, sold an estimated 191,000 salvage vehicles at our auctions in 2003 (175,000 in 2002; 148,000 in 2001).
   Salvage vehicles are damaged vehicles that are branded as total losses for insurance or business purposes as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer a comprehensive selection of salvage recovery services. In addition to the core auction process including inbound and outbound logistics, remarketing vehicle claims services such as vehicle inspection, evaluation, titling and settlement administration, remarketing and theft-recovered vehicle services. Used together or independently, these services provide efficiency and speed of service to our customers, helping them to mitigate their losses and manage the costs related to processing the claims and related vehicles. We also provide the insurance industry with professional claims outsourcing and recycled parts locating services via an extensive network of third party suppliers of used vehicle parts.
   We  provide  solutions  for  all  aspects  of the  salvage  auction  process, including:
   - Auction services, such as registering vehicles, clearing of funds, reporting sales results and pre-sale lineups to customers, paying third party storage centers for the release of vehicles and the physical auctioning of the vehicles by licensed auctioneers.
   - Inbound and outbound logistics administration with actual services provided by both third party carriers and our auctions.
   - Other services including vehicle inspections, evaluations, titling, settlement administration, drive through damage


--------------------------------------------------------------------------------
                                    PAGE 21

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

                                                                                  NUMBER OF
                                                            STATE/                 AUCTION
USED VEHICLE AUCTIONS              CITY                     PROVINCE                LANES
=============================================================================================
UNITED STATES
    ADESA Birmingham               Moody                    Alabama                  10
    ADESA Phoenix                  Chandler                 Arizona                  12
    ADESA Little Rock <F1>         North Little Rock        Arkansas                 10
    ADESA Golden Gate              Tracy                    California               12
    ADESA Los Angeles <F2>         Mira Loma                California                6
    ADESA Sacramento               Sacramento               California                5
    ADESA San Diego <F1>           San Diego                California                6
    ADESA Colorado Springs         Colorado Springs         Colorado                  5
    ADESA Jacksonville <F3>        Jacksonville             Florida                   6
    ADESA Ocala                    Ocala                    Florida                   5
    ADESA Orlando-Sanford          Sanford                  Florida                   8
    ADESA Tampa                    Tampa                    Florida                   8
    ADESA Atlanta <F1>             Fairburn                 Georgia                   8
    ADESA Indianapolis             Plainfield               Indiana                  10
    ADESA Southern Indiana         Edinburgh                Indiana                   3
    ADESA Des Moines               Grimes                   Iowa                      5
    ADESA Lexington                Lexington                Kentucky                  6
    ADESA Shreveport               Shreveport               Louisiana                 5
    ADESA Boston                   Framingham               Massachusetts            11
    ADESA Concord <F3>             Acton                    Massachusetts             5
    ADESA Lansing                  Dimondale                Michigan                  5
    ADESA Kansas City              Lee's Summit             Missouri                  7
    ADESA St. Louis                Barnhart                 Missouri                  3
    ADESA New Jersey               Manville                 New Jersey                8
    ADESA Buffalo <F3>             Akron                    New York                 10
    ADESA Long Island              Yaphank                  New York                  6
    ADESA Charlotte                Charlotte                North Carolina           10
    ADESA Cincinnati/Dayton        Franklin                 Ohio                      8
    ADESA Cleveland                Northfield               Ohio                      8
    ADESA Tulsa                    Tulsa                    Oklahoma                  6
    ADESA Pittsburgh               Mercer                   Pennsylvania              8
    ADESA Knoxville                Lenoir City              Tennessee                 6
    ADESA Memphis                  Memphis                  Tennessee                 6
    ADESA Austin <F1>              Austin                   Texas                     6
    ADESA Dallas                   Mesquite                 Texas                     8
    ADESA Houston                  Houston                  Texas                     8
    ADESA San Antonio              San Antonio              Texas                     8
    ADESA Seattle                  Auburn                   Washington                4
    ADESA Wisconsin                Portage                  Wisconsin                 5

CANADA
    ADESA Calgary                  Airdrie                  Alberta                   4
    ADESA Edmonton  <F3>           Nisku                    Alberta                   5
    ADESA Vancouver <F1><F3>       Richmond                 British Columbia          7
    CAG Vancouver <F1>             Surrey                   British Columbia          2
    ADESA Winnipeg                 Winnipeg                 Manitoba                  4
    ADESA Moncton                  Moncton                  New Brunswick             2
    ADESA St. John's <F1>          St. John's               Newfoundland              1
    ADESA Halifax <F3>             Enfield                  Nova Scotia               5
    ADESA Kitchener                Ayr                      Ontario                   4
    ADESA Ottawa <F3>              Vars                     Ontario                   5
    ADESA Toronto                  Brampton                 Ontario                   8
    ADESA Montreal                 St. Eustache             Quebec                   12
    ADESA Saskatoon <F1>           Saskatoon                Saskatchewan              2

MEXICO
    ADESA Mexico <F4>              Mexico City
=============================================================================================

<F1> Leased auction facilities. (See Note 15.)
<F2> We currently lease part of the property on which this auction is located.
<F3> Shares facilities with salvage auction at the same location.
<F4> Holds auctions at one of our customer's facilities in Mexico City, Mexico.

--------------------------------------------------------------------------------
                                     PAGE 22

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I


                                                                   STATE/                   TOTAL
SALVAGE VEHICLE AUCTIONS                   CITY                    PROVINCE                ACREAGE
============================================================================================================
UNITED STATES
   ADESA Impact - Fremont                  Fremont                 California                 63
   ADESA Impact - Jacksonville <F1>        Jacksonville            Florida                     6
   ADESA Impact - Miami <F2>               Opa-Locka               Florida                    29
   ADESA Impact - Orlando <F2>             Orlando                 Florida                     8
   ADESA Impact - Clinton                  Clinton                 Maine                       7
   ADESA Impact - Saco                     Saco                    Maine                       9
   ADESA Impact - Concord <F1>             Acton                   Massachusetts              10
   ADESA Impact - Taunton                  East Taunton            Massachusetts              29
   ADESA Impact - Salem <F3>               Salem                   New Hampshire              13
   ADESA Impact - Albany                   Colonie                 New York                   25
   ADESA Impact - Buffalo <F1>             Akron                   New York                   15
   ADESA Impact - Long Island <F2>         Medford                 New York                    4
   ADESA Impact - Montgomery <F1>          Rock Tavern             New York                   64
   ADESA Impact - Clayton                  Clayton                 North Carolina             21
   ADESA Impact - Rhode Island             East Providence         Rhode Island               15
   ADESA Impact - Vermont                  Essex                   Vermont                    28

CANADA
   Impact Calgary <F2>                     Calgary                 Alberta                    10
   Impact Edmonton <F1><F2>                Nisku                   Alberta                    10
   Impact Vancouver <F1><F2>               Richmond                British Columbia            3
   Impact Moncton <F2>                     Moncton                 New Brunswick               8
   Impact Halifax <F1><F2>                 Enfield                 Nova Scotia                 6
   Impact Hamilton <F2>                    Hamilton                Ontario                    12
   Impact London <F2>                      London                  Ontario                    17
   Impact Toronto <F2>                     Stouffville             Ontario                    28
   Impact Sudbury <F4>                     Sudbury                 Ontario                    10
   Impact Ottawa <F1><F2>                  Vars                    Ontario                     9
   Impact Montreal <F2><F5>                Les Cedres              Quebec                     50
============================================================================================================

<F1> Shares facilities with ADESA used vehicle auction at the same location.
<F2> Leased auction facilities. (See Note 15.)
<F3> We currently lease part of the property on which this auction is located.
<F4> Impact Auto owns 50% of this auction facility.
<F5> Holds a monthly auction at an independent auction facility in Quebec City, Quebec.

      assessment centers, claims auditing, recycled parts locating, and a national call center.
   - Internet-based solutions, including on-line bulletin board auctions and on-line live auctions running simultaneously with our physical auctions.
Each of these services may also be purchased separately from the auction process.

DEALER FINANCING
   AFC primarily provides short-term inventory-secured financing, known as floorplan financing, for used vehicle dealers in North America who purchase vehicles from our auctions, independent auctions, auctions affiliated with other auction networks and outside sources. In 2003 approximately 85% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. AFC has 80 loan production offices at or near vehicle auctions across North America and arranged 950,000 loan transactions in 2003 (946,000 in 2002; 904,000 in 2001).
Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction, and also allows us to have a larger role in the entire vehicle redistribution industry.
   AFC's procedures and proprietary computer-based system enable us to manage our credit risk by following each loan from origination to payoff, while expediting services through its branch network. Our approximately 8,200 active accounts (those accounts with financing for at least one vehicle outstanding), had an average line of credit of $112,000. An average of nine vehicles were floorplanned per active dealer with an approximate average value of $6,500 per vehicle. Up to 12,000 dealers utilize their lines of credit during any twelve month period.
   AFC offices are conveniently located at or within close proximity of our auctions and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. On-site financing also enables AFC to share its information with auction representatives regarding the financing capacity of customers, thereby increasing the purchasing potential at auctions. Of AFC's 80 offices in North America, 58 are physically located at auction facilities. Each of the remaining 22 AFC offices is
--------------------------------------------------------------------------------
                                     PAGE 23

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

strategically located in close proximity to at least one of the auctions that it services. In addition, AFC has the ability to send finance representatives on-site to most approved independent auctions during auction sale-days. Geographic proximity to our customers also gives our employees the ability to stay in close contact with our outstanding accounts, thereby better enabling them to manage credit risk.
   Every floorplan financed vehicle is treated as an individual loan. Typically, AFC assesses a floorplan fee at the inception of a loan and collects the fee along with interest (accrued daily) when the loan is paid in full. AFC generally only allows one loan per vehicle and permits payoffs to occur with only one check per vehicle. In addition, AFC holds title or other evidence of ownership to all vehicles which are floorplanned, except for vehicles floorplanned in Michigan. Typical loan terms are 30 or 45 days, each with a possible curtailment extension. For an additional fee, the curtailment extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 45 days if the dealer makes an upfront payment towards principal, interest and fees.
   The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $150,000 are extended using a proprietary scoring model developed internally by AFC with no requirement for financial statements. Credit lines in excess of $150,000 may be extended using underwriting guidelines which require dealership and personal financial statements and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and final review by a credit committee.
   AFC takes a security interest in each financed vehicle, and collateral management is an integral part of day-to-day operations at each AFC branch and its Corporate headquarters. AFC's proprietary computer-based system facilitates collateral management by providing real time access to dealer information and enables our branch personnel to manage potential collection issues as soon as they arise. Restrictions are automatically placed on customer accounts in the event of a delinquency, insufficient funds received or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, routine audits, or lot checks, are performed by an affiliated company. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. In some instances an audit may identify a troubled account which could cause our collections department to become involved.
   AFC operates four divisions which are organized into ten regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.
   Once a new customer is extended credit, we emphasize service, growth and management. All AFC employees at the management level participate in a two-stage interactive training program at Automotive Services' corporate headquarters that allows us to provide consistent services to our customers and consistent monitoring of our accounts at local, regional and central levels.
   The Eligible Active Dealers table depicts a range of the lines of credit available to eligible dealers.
   As of December 31, 2003 no single line of credit accounted for more than 10% of the total credit extended by AFC. AFC's top five active dealers represented a total committed credit of $93 million with a total outstanding principal amount of $31 million. The single largest committed line of credit granted by AFC is for $45 million, for which the obligor had $3.5 million outstanding on December 31, 2003. This obligor operates outside of AFC's normal floorplanning arrangements with specific covenants that must be maintained, and borrows on a revolving based line of credit with advances based on eligible inventory.
   AFC's five largest write-offs for the past five years amounted to $3.8 million in aggregate, of which $1.4 million was recovered through ongoing collection activity as well as insurance claims.

ELIGIBLE ACTIVE DEALERS - 2003
============================================================================================================
                                                            NUMBER OF DEALERS    AGGREGATE MANAGED PRINCIPAL
                                 NUMBER OF ELIGIBLE          WITH OUTSTANDING       AMOUNT OUTSTANDING AS
AVAILABLE LINE OF CREDIT           ACTIVE DEALERS                BALANCES           OF DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------
Less than $150,000                    11,337                      7,648                 $320,787,232
$150,001 to $500,000                     512                        495                  102,780,909
$500,001 to $2,500,000                    93                         92                   61,455,681
$2,500,001 to $5,000,000                   6                          6                   11,998,355
$5,000,001 to $10,000,000                  1                          1                    5,104,360
$10,000,001 and Greater                    2                          2                   16,036,280
------------------------------------------------------------------------------------------------------------
Total                                 11,951                      8,244                 $518,162,817
============================================================================================================

--------------------------------------------------------------------------------
                                     PAGE 24

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

COMPETITION
   We are the only company to offer both used vehicle and salvage auctions, floorplan financing for used vehicle dealers and a wide array of related vehicle redistribution services. In the used vehicle auction industry, we compete with Manheim Auctions, Inc. (Manheim), a subsidiary of Cox Enterprises, Inc., as well as several smaller chains of auctions, and independent auctions, some of which are affiliated through their membership in an industry organization named ServNet(registered). Due to our national presence, competition is strongest with Manheim for the supply of used vehicles from national level accounts of institutional customers. Although the supply of these vehicles is dispersed among all of the auctions in the used vehicle market, we compete most heavily with the independent auctions (as well as Manheim and all others in the market) for the supply of vehicles from dealers.
   Due to the increased visibility of the Internet as a marketing and distribution channel, new competition has arisen recently from Internet-based companies and our own customers who have historically redistributed vehicles through various channels including auctions. Direct sales of vehicles by institutional customers and large dealer groups through internally developed or third party on-line auctions have largely replaced telephonic and other non-auction methods, becoming an increasing portion of overall used vehicle redistribution. The extent of use of direct, on-line systems varies by customer and, based upon our estimates, currently comprises approximately 3% to 5% of overall used vehicle auction sales. Typically, these on-line auctions serve to redistribute vehicles that have come off lease. In addition, some of our competitors have begun to offer on-line auctions as all or part of their auction business and other on-line auction companies now include used vehicles among the products offered at their auctions. On-line auctions or other methods of redistribution may diminish both the quality and quantity and reduce the value of vehicles sold through traditional auction facilities.
   In the salvage  auction  services  industry,  we compete with  Copart,  Inc.,
Insurance  Auto  Auctions,   Inc.,  independent  auctions,  some  of  which  are
affiliated through their membership in an industry organization named Sadisco(registered), and a limited number of used vehicle auctions that regularly redistribute salvage vehicles. Additionally, some dismantlers of salvage vehicles and Internet-based companies have entered the market, thus providing alternate avenues for sellers to redistribute salvage vehicles. We believe further consolidation of the salvage auction service industry will occur and are evaluating various means by which we can continue our growth plan. Through strategic acquisitions, shared facilities with our used vehicle auctions and greenfield expansion, we believe our salvage auction service business can become a prominent salvage services auction provider to the insurance industry in the United States.
   In Canada we are the largest provider of used and salvage vehicle auction services. Our competitors include vehicle recyclers and dismantlers, independent vehicle auctions, brokers, Manheim and on-line auction companies. We believe we are strategically positioned in this market by providing a full array of value-added services to our customers including auctions and related services, on-line programs, data analyses, and consultation.
   The used vehicle inventory floorplan financing sector is characterized by diverse and fragmented competition. AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. AFC's competition includes Manheim Automotive Financial Services, other specialty lenders, banks and other financial institutions. AFC competes primarily on the basis of quality of services, convenience of payment, scope of services offered, and historical and consistent commitment to the sector.

EMPLOYEES
   At December 31, 2003 Automotive Services had approximately 11,200 employees, with 9,000 located in the United States and Mexico and 2,200 located in Canada. About 64% of Automotive Services' work force consists of full-time employees. Currently none of Automotive Services' employees participate in collective bargaining agreements. In addition to our work force of employees, Automotive Services also utilizes temporary labor services to assist in handling the vehicles consigned during periods of peak volume and staff shortages. Nearly all of Automotive Services' auctioneers are contract laborers providing their services for a daily or weekly rate. Many of the services Automotive Services provides are outsourced to third party providers that perform the services either on-site or off-site. The use of third party providers depends upon the resources available at each auction facility as well as peaks in the volume of vehicles offered at auction.

VEHICLE REGULATION
   Automotive Services' operations are subject to regulation, supervision and licensing under various U.S. or Canadian federal, state, provincial and local statutes, ordinances and regulations. Each auction is subject to laws in the state or province in which it operates which regulate auctioneers and/or vehicle dealers. Some of the transport vehicles used at our auctions are regulated by the U.S. Department of Transportation or the Canadian Transportation Agency. The acquisition and sale of salvage and theft recovered vehicles is regulated by governmental agencies in each of the locations in which we operate. In many states and provinces, regulations require that a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. Some state, provincial and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at salvage auctions. In addition to the regulation of the sales and acquisition of vehicles, we are also subject to various local zoning requirements with regard to the location and operation of our auction and storage facilities.


--------------------------------------------------------------------------------
                                     PAGE 25

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

ENVIRONMENTAL MATTERS
   Certain businesses in our Automotive Services segment are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, air, surface water or groundwater contamination. In addition, our facilities generate and/or store petroleum products and other hazardous materials, including wastewater waste solvents and used oil, and body shops at our facilities may release harmful air emissions associated with painting. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of our acquired facilities, or the disposal of our waste at off-site locations. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense.
   ADESA IMPACT TAUNTON FACILITY. In December 2003 the Massachusetts Department of Environmental Protection (MDEP) identified ADESA Impact as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage vehicle auction facility. The wells had elevated levels of methyl tertiary-butyl ether (MTBE). MTBE is an oxygenating additive in gasoline to reduce harmful emissions. The EPA has identified MTBE as a possible carcinogen. ADESA Impact engaged GeoInsight, an environmental services firm, to conduct tests of its soil and groundwater at the salvage vehicle auction site, and we are providing bottled water to some affected residents.
   GeoInsight prepared an immediate response action (IRA) plan, which is required by the MDEP to determine the extent of the environmental impact and define activities to prevent further environmental contamination. The IRA plan, which was filed on January 24, 2004, describes the initial activities ADESA Impact performed, and proposes additional measures that it will use to further assess the existence of any imminent hazard to human health. In addition, as required by the MDEP, ADESA Impact is conducting an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. GeoInsight does not believe that an imminent hazard condition exists at the Taunton site; however, the investigation and assessment of site conditions are ongoing.
   In December 2003 GeoInsight collected soil samples, conducted groundwater tests and provided oversight for the installation of monitoring wells in various locations on and adjacent to the property adjoining the residential community. The results of the soil and water tests indicated levels of MTBE exceeding MDEP standards. In January 2004 we collected air samples from two residences that we identified as having elevated drinking water concentrations of MTBE. We have determined that inhalation of, or contact exposure to, this air poses minimal risk to human health. In response to our empirical findings, we have proposed to the MDEP that we install granular activated carbon filtration systems in the approximately 30 affected residences.
   ADESA Impact is preparing an IRA status report that must be submitted to the MDEP by March 30, 2004, and will continue to prepare additional reports as necessary. As of December 31, 2003 ADESA Impact has accrued $0.7 million to cover the costs associated with ongoing testing, remediation and cleanup of the site. We have filed a claim under our pollution liability insurance plan with respect to this matter. We and our insurer are currently discussing the availability of insurance coverage for this claim.


--------------------------------------------------------------------------------
                                     PAGE 26

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

INVESTMENTS AND CORPORATE CHARGES

   Our Investments and Corporate Charges segment consists of real estate operations, investments in emerging technologies related to the electric utility industry and corporate charges. Corporate Charges represent general corporate expenses, including interest, not specifically related to any one business segment. The discussion below summarizes the major components of the Investments and Corporate Charges segment. Statistical information is presented as of December 31, 2003 unless otherwise noted. All subsidiaries are wholly owned unless otherwise specifically indicated.

REAL ESTATE OPERATIONS
   Our real estate operations include CAPE CORAL HOLDINGS, INC.; PALM COAST LAND, LLC; PALM COAST FOREST, LLC; TOMOKA HOLDINGS, LLC; WINTER HAVEN CITI CENTRE, LLC; and an 80% ownership in LEHIGH. Through subsidiaries, we own Florida real estate operations in five different locations:
   - Lehigh Acres with 890 acres of residential and commercial land, east of Fort Myers, Florida;
   - Cape Coral, located west of Fort Myers, Florida, with 160 acres of mostly commercially zoned land;
   - Palm Coast, a planned community between St. Augustine and Daytona Beach, Florida, with 12,000 acres of residential, commercial and industrial land;
   -  Tomoka, located near Ormand Beach, Florida with 6,200 acres  of  property;
      and
   - Winter Haven, located in central Florida, with a retail shopping center. Our real estate operations may, from time to time, acquire packages of diversified properties at low cost, then add value through entitlements and infrastructure enhancements, and sell the properties at current market prices.

EMERGING TECHNOLOGY INVESTMENTS
   From 1985 through 2003 we have invested more than $50 million in start-up companies which are developing technologies that may be utilized by the electric utility industry. We are committed to invest an additional $4.8 million at various times through 2007. The investments were first made through emerging technology funds (Funds) initiated by other electric utilities and us. We have also made investments directly in privately held companies.
   The Funds have made investments in companies that develop advanced technologies to be used by the utility industry, including electrotechnologies, renewable energy technologies, and software and communications technologies related to utility customer support systems.
   Companies in the Funds'  portfolios  may complete  initial  public  offerings
(IPOs), and the Funds, may in some instances, distribute publicly tradable shares to us. Some restrictions on sales may apply, including, but not limited to, underwriter lock-up periods that typically extend for 180 days following an IPO. As companies included in our emerging technology investments are sold, we will recognize a gain or loss.
   Since going public, the market value of the publicly traded investments has experienced significant volatility. During 2003 we sold at a net loss the remainder of our direct investment in the companies that have gone public.
   We also have several minority investments in the Funds and privately-held start-up companies. These investments are accounted for under the cost method and included with Investments on our consolidated balance sheet. The total carrying value of these investments was $37.5 million at December 31, 2003 ($38.7 million at December 31, 2002).
   Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

ENVIRONMENTAL MATTERS
   Certain businesses included in our Investments and Corporate Charges segment are subject to regulation by various federal, state and local authorities concerning air quality, water quality, solid wastes and other environmental matters. We consider these businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense.


--------------------------------------------------------------------------------
                                     PAGE 27

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                      EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS                                                                                            INITIAL EFFECTIVE DATE
====================================================================================================================================
DAVID G. GARTZKE, Age 60
   Chairman - ALLETE;
     Chairman, President and Chief Executive Officer - ALLETE Automotive Services, Inc.;
     Chairman, President and Chief Executive Officer - ADESA, Inc.; and
     Chairman and Chief Executive Officer - ADESA Corporation                                                 January 23, 2004
   Chairman - ALLETE;
     Chairman, President and Chief Executive Officer - ALLETE Automotive Services, Inc.; and
     Chairman and Chief Executive Officer - ADESA Corporation                                                 January 21, 2004
   Chairman, President and Chief Executive Officer - ALLETE;
     Chairman, President and Chief Executive Officer - ALLETE Automotive Services, Inc.; and
     Chairman and Chief Executive Officer - ADESA Corporation                                                 July 7, 2003
   Chairman, President and Chief Executive Officer - ALLETE                                                   January 23, 2002
   President - ALLETE                                                                                         August 28, 2001
   Senior Vice President - Finance and Chief Financial Officer - ALLETE                                       December 1, 1994

DONALD J. SHIPPAR, Age 55
   President and Chief Executive Officer - ALLETE                                                             January 21, 2004
   Executive Vice President - ALLETE and
     President - Minnesota Power                                                                              May 13, 2003
   President and Chief Operating Officer - Minnesota Power                                                    January 1, 2001

DEBORAH A. AMBERG, Age 38
   Vice President, General Counsel and Secretary                                                              March 8, 2004

BRENDA J. FLAYTON, Age 48
   Vice President - Human Resources - ALLETE and
     Vice President - Human Resources - ALLETE Automotive Services, Inc.                                      October 22, 2003
   Vice President - Human Resources - ALLETE                                                                  July 22, 1998

JAMES P. HALLETT, Age 50
   Executive Vice President - ALLETE;
     Vice President - ADESA, Inc.; and
     President and Chief Operating Officer - ADESA Corporation, LLC                                           March 4, 2004
   Executive Vice President - ALLETE;
     Vice President - ADESA, Inc.; and
     President and Chief Operating Officer - ADESA Corporation                                                March 1, 2004
   Executive Vice President - ALLETE and
     President and Chief Operating Officer - ADESA Corporation                                                January 30, 2004
   Executive Vice President - ALLETE and
     President - ADESA Corporation                                                                            July 7, 2003
   Executive Vice President - ALLETE and
     President and Chief Executive Officer - ALLETE Automotive Services, Inc.                                 November 5, 2001
   Executive Vice President - ALLETE and Chief Executive Officer - ADESA Corporation                          October 1, 2001
   Executive Vice President - ALLETE and
     President and Chief Executive Officer - ADESA Corporation                                                April 23, 1997

PHILIP R. HALVERSON, Age 55
   Retired                                                                                                    March 5, 2004
   Vice President, General Counsel and Secretary                                                              January 1, 1996

MARK A. SCHOBER, Age 48
   Senior Vice President and Controller                                                                       February 1, 2004
   Vice President and Controller                                                                              April 18, 2001
   Controller                                                                                                 March 1, 1993

TIMOTHY J. THORP, Age 49
   Vice President - Investor Relations and Corporate Communications                                           November 16, 2001

JAMES K. VIZANKO, Age 50
   Senior Vice President, Chief Financial Officer and Treasurer                                               January 21, 2004
   Vice President, Chief Financial Officer and Treasurer                                                      August 28, 2001
   Vice President and Treasurer                                                                               April 18, 2001
   Treasurer                                                                                                  March 1, 1993

--------------------------------------------------------------------------------
                                     PAGE 28

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART I

   All of the executive officers have been employed by us for more than five years in executive or management positions. In the five years prior to election to the positions shown on the previous page, Ms. Amberg was senior attorney, Ms. Flayton was director of human resources, Mr. Shippar was Minnesota Power's chief operating officer, senior vice president of customer service and delivery, and vice president of transmission and distribution, and Mr. Thorp was director of investor relations.
   There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.
   The present term of office of the executive officers listed on the previous page extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 11, 2004.

ITEM 2.  PROPERTIES

   Properties are included in the discussion of our business in Item 1. and are incorporated by reference herein.

ITEM 3.  LEGAL PROCEEDINGS

   Material legal and regulatory proceedings are included in the discussion of our business in Item 1. and are incorporated by reference herein.
   We are involved in litigation arising in the normal course of business. Also in the normal course of business, we are involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to change materially our present liquidity position, nor have a material adverse effect on our financial condition.
   The staff of the SEC is conducting an informal inquiry relating to our internal audit function, internal financial reporting and the loan loss methodology at AFC. We are fully and voluntarily cooperating with the informal inquiry, and the SEC staff has not asserted that we have acted improperly or illegally. Although we cannot predict the length, scope or results of the informal inquiry, based upon extensive review by the Audit Committee of our Board of Directors with the assistance of independent counsel and our independent auditors, we believe that we have acted appropriately and that this inquiry will not result in action that has a material adverse impact on us or our reported results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2003.


--------------------------------------------------------------------------------
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   We have paid dividends without interruption on our common stock since 1948. A quarterly dividend of $0.2825 per share on our common stock will be paid on March 1, 2004 to the holders of record on February 16, 2004. Our common stock is listed on the New York Stock Exchange under the symbol ALE and our CUSIP number is 018522102. Dividends paid per share, and the high and low prices for our common stock for the periods indicated as reported by the New York Stock Exchange on its NYSEnet website, are in the accompanying chart.
   The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. In 2003 we paid out 40% of our per share earnings in dividends.
   Our Articles of Incorporation, and Mortgage and Deed of Trust contain provisions which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 2003 no retained earnings were restricted as a result of these provisions. At March 1, 2004 there were approximately 37,000 common stock shareholders of record.

                                  PRICE RANGE
                             ---------------------        DIVIDENDS
QUARTER                       HIGH           LOW            PAID
======================================================================
2003 -   First               $24.05        $18.75          $0.2825
         Second               26.70         20.50           0.2825
         Third                27.86         25.45           0.2825
         Fourth               31.00         27.05           0.2825
----------------------------------------------------------------------
         Annual Total                                      $1.13
----------------------------------------------------------------------
2002 -   First               $29.43        $24.25          $0.275
         Second               31.10         27.09           0.275
         Third                27.62         18.50           0.275
         Fourth               23.80         18.65           0.275
----------------------------------------------------------------------
         Annual Total                                      $1.10
======================================================================

--------------------------------------------------------------------------------
                                     PAGE 29

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

   Operating results of our Water Services businesses, our vehicle transport and import businesses, and our retail stores are included in discontinued operations and, accordingly, amounts have been adjusted for all periods presented. Common share and per share amounts have also been adjusted for all periods to reflect our March 2, 1999 two-for-one common stock split.

                                                      2003          2002           2001         2000          1999          1998
====================================================================================================================================
MILLIONS
BALANCE SHEET

Assets
   Current Assets                                   $  680.5      $  629.6      $  853.3      $  677.2      $  506.0      $  444.6
   Discontinued Operations - Current                    14.9          28.8          42.2          41.5          43.7          29.1
   Property, Plant and Equipment                     1,499.0       1,364.7       1,323.3       1,201.1       1,003.4         955.5
   Investments                                         204.6         170.9         155.4         128.7         212.0         277.3
   Goodwill                                            511.0         502.0         491.9         472.8         181.0         169.8
   Other Assets                                        103.4         105.1         106.1          87.3          82.4          91.2
   Discontinued Operations - Other                      87.9         346.1         310.3         305.4         284.1         241.4
------------------------------------------------------------------------------------------------------------------------------------
                                                    $3,101.3      $3,147.2      $3,282.5      $2,914.0      $2,312.6      $2,208.9
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
   Current Liabilities                              $  476.7      $  708.5      $  658.6      $  661.9      $  366.1      $  326.3
   Discontinued Operations - Current                    49.5          29.7          45.9          45.1          32.2          19.7
   Long-Term Debt                                      747.7         696.4         968.9         852.3         613.0         575.7
   Mandatorily Redeemable Preferred Securities             -          75.0          75.0          75.0          75.0          75.0
   Other Liabilities                                   322.2         277.4         270.5         257.5         265.3         286.1
   Discontinued Operations - Other                      45.0         127.8         119.8         121.4         123.7         109.0
   Redeemable Preferred Stock                              -             -             -             -          20.0          20.0
   Shareholders' Equity                              1,460.2       1,232.4       1,143.8         900.8         817.3         797.1
------------------------------------------------------------------------------------------------------------------------------------
                                                    $3,101.3      $3,147.2      $3,282.5      $2,914.0      $2,312.6      $2,208.9
------------------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT

Operating Revenue
   Energy Services                                  $  659.6      $  626.0      $  618.7      $  586.4      $  553.1      $  558.9
   Automotive Services                                 922.3         835.8         832.1         522.6         383.2         305.5
   Investments                                          36.9          32.5          74.8          77.4          57.8          55.5
------------------------------------------------------------------------------------------------------------------------------------
                                                     1,618.8       1,494.3       1,525.6       1,186.4         994.1         919.9
------------------------------------------------------------------------------------------------------------------------------------
Expenses
   Fuel and Purchased Power                            252.5         234.8         233.1         229.0         200.2         205.7
   Operations                                        1,064.7         997.9       1,007.3         725.3         595.8         538.7
   Interest Expense                                     66.6          70.5          83.0          67.1          57.8          62.9
------------------------------------------------------------------------------------------------------------------------------------
                                                     1,383.8       1,303.2       1,323.4       1,021.4         853.8         807.3
------------------------------------------------------------------------------------------------------------------------------------
Operating Income Before Capital Re and ACE             235.0         191.1         202.2         165.0         140.3         112.6
Income (Loss) from Investment in Capital Re
   and Related Disposition of ACE                          -             -             -          48.0         (34.5)         15.2
------------------------------------------------------------------------------------------------------------------------------------
Operating Income from Continuing Operations            235.0         191.1         202.2         213.0         105.8         127.8
Income Tax Expense                                      91.9          72.2          73.3          76.1          50.0          48.2
------------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                      143.1         118.9         128.9         136.9          55.8          79.6
Income from Discontinued Operations                     93.3          18.3           9.8          11.7          12.2           8.9
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                             236.4         137.2         138.7         148.6          68.0          88.5
Preferred Dividends                                        -             -             -           0.9           2.0           2.0
------------------------------------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock                    236.4         137.2         138.7         147.7          66.0          86.5
Common Stock Dividends                                  93.2          89.2          81.8          74.5          73.0          65.0
------------------------------------------------------------------------------------------------------------------------------------
Retained (Deficit) in the Business                  $  143.2      $   48.0      $   56.9      $   73.2      $   (7.0)     $   21.5
====================================================================================================================================

--------------------------------------------------------------------------------
                                     PAGE 30

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

                                                      2003          2002          2001          2000          1999          1998
====================================================================================================================================

Shares Outstanding - Millions
   Year-End                                           87.3          85.6          83.9          74.7          73.5          72.3
   Average <F1>
     Basic                                            82.8          81.1          75.8          69.8          68.4          64.0
     Diluted                                          83.3          81.7          76.5          70.1          68.6          64.2
Diluted Earnings Per Share
   Continuing Operations                             $1.72         $1.46 <F3>    $1.68         $1.95 <F6>    $0.79 <F6>    $1.21
   Discontinued Operations                            1.12 <F2>     0.22 <F4>     0.13 <F5>     0.16          0.18          0.14
------------------------------------------------------------------------------------------------------------------------------------
                                                     $2.84         $1.68         $1.81         $2.11         $0.97         $1.35
------------------------------------------------------------------------------------------------------------------------------------
Return on Common Equity                              17.7%         11.4%         13.3%         17.1%          8.3%         12.4%
Common Equity Ratio                                  64.4%         51.7%         49.9%         46.3%         49.3%         49.9%
Dividends Paid Per Share                             $1.13         $1.10         $1.07         $1.07         $1.07         $1.02
Dividend Payout                                        40%           66%           59%           51%          110%           76%
Book Value Per Share at Year-End                    $16.73        $14.39        $13.63        $12.06        $10.97        $10.86
Market Price Per Share
   High                                             $31.00        $31.10        $26.89        $25.50        $22.09        $23.13
   Low                                              $18.75        $18.50        $20.19        $14.75        $16.00        $19.03
   Close                                            $30.60        $22.68        $25.20        $24.81        $16.94        $22.00
Market/Book at Year-End                               1.83          1.58          1.85          2.06          1.54          2.03
Price Earnings Ratio at Year-End                      10.8          13.5          13.9          11.8          17.5          16.3
Dividend Yield at Year-End                            3.7%          4.9%          4.2%          4.3%          6.3%          4.6%
Employees                                           13,115        14,181        13,763        12,633         8,246         7,003
Net Income
   Energy Services                                  $ 42.4        $ 41.8 <F3>   $ 51.7        $ 44.5         $46.0         $48.3
   Automotive Services                               114.8          94.2          74.8          49.9          40.3          24.6
   Investments and Corporate Charges                 (14.1)        (17.1)          2.4          42.5 <F6>    (30.5) <F6>     6.7
------------------------------------------------------------------------------------------------------------------------------------
   Continuing Operations                             143.1         118.9         128.9         136.9          55.8          79.6
   Discontinued Operations                            93.3 <F2>     18.3 <F4>      9.8 <F5>     11.7          12.2           8.9
------------------------------------------------------------------------------------------------------------------------------------
                                                    $236.4        $137.2        $138.7        $148.6         $68.0         $88.5
------------------------------------------------------------------------------------------------------------------------------------
Electric Customers - Thousands                       149.0         147.0         145.0         144.0         139.7         138.1
Electric Sales - Millions of MWh
   Regulated Utility                                  11.1          11.1          10.9          11.7          11.3          12.0
   Nonregulated                                        1.5           1.2           0.2           0.2             -             -
   Company Use and Losses                             (0.9)         (0.5)          0.5           0.5           0.5           0.2
------------------------------------------------------------------------------------------------------------------------------------
                                                      11.7          11.8          11.6          12.4          11.8          12.2
------------------------------------------------------------------------------------------------------------------------------------
Regulated Utility Power Supply - Millions of MWh
   Steam Generation                                    7.1           7.2           6.9           6.4           6.2           6.3
   Hydro Generation                                    0.4           0.5           0.5           0.5           0.7           0.6
   Long-Term Purchase - Square Butte                   2.3           2.3           1.9           2.4           2.3           2.1
   Purchased Power                                     1.9           1.8           2.3           3.1           2.6           3.2
------------------------------------------------------------------------------------------------------------------------------------
                                                      11.7          11.8          11.6          12.4          11.8          12.2
------------------------------------------------------------------------------------------------------------------------------------
Coal Sold - Millions of Tons                           4.3           4.6           4.1           4.4           4.5           4.2
Vehicles Sold - Thousands
   Used                                              1,810         1,741         1,761         1,286         1,037           897
   Salvage                                             191           175           148            33             -             -
Loan Transactions - Thousands                          950           946           904           795           695           531
Capital Expenditures - Millions                     $136.3        $201.2        $149.2        $168.7         $99.7         $80.8
====================================================================================================================================

<F1> Excludes unallocated ESOP shares.
<F2> Included a $71.6 million, or $0.86 per share, after-tax gain on the sale of substantially all our Water Services businesses.
<F3> Included a $5.5  million,  or $0.07 per share,  charge  related to the  indefinite  delay of a generation  project in Superior,
     Wisconsin.
<F4> Included  $3.9 million,  or $0.05 per share, in charges to complete the exit from the vehicle transport business and the retail stores.
<F5> Included a $4.4 million, or $0.06 per share, estimated charge to exit the vehicle transport business.
<F6> In 2000 we recorded a $30.4 million, or $0.44 per share, gain on the sale of 4.7 million shares of ACE that we received in 1999 when Capital Re merged with ACE. As a result of the merger, in 1999 we recorded a $36.2 million, or $0.52 per share, charge.

--------------------------------------------------------------------------------
                                     PAGE 31

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

   During 2003 our efforts focused on our two core businesses, Energy Services and Automotive Services. After a lengthy review of our strategic alternatives, in October 2003 we announced plans to spin off our Automotive Services business. We expect the spin-off to occur in the third quarter of 2004. This decision reflects our intention to maximize the long-term value of each business by creating two separate, more focused companies, and create long-term shareholder value. (See Outlook.) We also substantially completed the sale of our Water Services businesses. Proceeds from the sale of our water assets were used to pay down debt which strengthened our balance sheet.
   Net income and diluted earnings per share for 2003 increased 72% and 69% from 2002, respectively. Gains recognized in 2003 on the sale of substantially all our water and wastewater systems in Florida contributed to increased earnings. Net income and diluted earnings per share from continuing operations for 2003 increased 20% and 18% from 2002, respectively. A strong performance by our Automotive Services businesses in 2003 increased earnings from continuing operations.

                                         2003           2002           2001
================================================================================
MILLIONS EXCEPT
   PER SHARE AMOUNTS
Operating Revenue
     Energy Services                   $  659.6       $  626.0       $  618.7
     Automotive Services                  922.3          835.8          832.1
     Investments                           36.9           32.5           74.8
--------------------------------------------------------------------------------
                                       $1,618.8       $1,494.3       $1,525.6
--------------------------------------------------------------------------------
Operating Expenses
     Energy Services                   $  590.6       $  560.5       $  534.6
     Automotive Services                  732.7          681.7          713.1
     Investments and
        Corporate Charges                  60.5           61.0           75.7
--------------------------------------------------------------------------------
                                       $1,383.8       $1,303.2       $1,323.4
--------------------------------------------------------------------------------
Net Income
     Energy Services                     $ 42.4         $ 41.8         $ 51.7
     Automotive Services                  114.8           94.2           74.8
     Investments and
        Corporate Charges                 (14.1)         (17.1)           2.4
--------------------------------------------------------------------------------
     Continuing Operations                143.1          118.9          128.9
     Discontinued Operations               93.3           18.3            9.8
--------------------------------------------------------------------------------
                                         $236.4         $137.2         $138.7
--------------------------------------------------------------------------------
Diluted Average Shares
   of Common Stock                         83.3           81.7           76.5
--------------------------------------------------------------------------------
Diluted Earnings Per Share
   of Common Stock
   Continuing Operations                  $1.72          $1.46          $1.68
   Discontinued Operations                 1.12           0.22           0.13
--------------------------------------------------------------------------------
                                          $2.84          $1.68          $1.81
--------------------------------------------------------------------------------
Return on Common Equity                   17.7%          11.4%          13.3%
================================================================================

   We measure performance of our operations through careful budgeting and monitoring of contributions to consolidated net income by each business segment.
   Our financial results for the past three years include the following significant factors which impact the comparisons between years:

   - SALE OF WATER PLANT ASSETS. Earnings from Discontinued Operations for 2003 included a $71.6 million, or $0.86 per share, after-tax gain on the sale of substantially all our Water Services businesses.
   - CHARGES. Earnings from Energy Services for 2002 included a $5.5 million, or $0.07 per share, after-tax charge related to the indefinite delay of a generation project in Superior, Wisconsin. Earnings from Discontinued Operations for 2002 included $3.9 million, or $0.05 per share, of after-tax charges to exit the vehicle transport business and the retail stores ($4.4 million, or $0.06 per share in 2001).
   - GOODWILL. Earnings from Automotive Services for 2001 included $9.9 million, or $0.13 per share, of goodwill amortization expense after tax. As required by SFAS 142, goodwill amortization was discontinued in 2002.
   - REAL ESTATE TRANSACTION. Earnings from Investments for 2001 included an $11.1 million, or $0.15 per share, after-tax gain associated with our largest ever single real estate transaction.


STATISTICAL INFORMATION               2003         2002         2001
========================================================================
ENERGY SERVICES
Millions of Kilowatthours Sold

   Regulated Utility
      Retail
         Residential                  1,066        1,044          998
         Commercial                   1,286        1,257        1,234
         Industrial                   6,558        6,946        6,549
         Other                           79           78           75
      Resale                          2,155        1,807        2,086
------------------------------------------------------------------------
                                     11,144       11,132       10,942
   Nonregulated                       1,462        1,149          140
------------------------------------------------------------------------
                                     12,606       12,281       11,082
------------------------------------------------------------------------

AUTOMOTIVE SERVICES
Thousands
   Vehicles Sold
      Used                            1,810        1,741        1,761
      Salvage                           191          175          148
------------------------------------------------------------------------
                                      2,001        1,916        1,909
------------------------------------------------------------------------
   Conversion Rate <F1> -
      Used Vehicles                   61.0%        59.0%        58.1%

   Loan Transactions                    950          946          904
========================================================================

<F1> Conversion rate is the percentage of vehicles sold from those that were offered at auction.

--------------------------------------------------------------------------------
                                     PAGE 32

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

   NON-GAAP MEASURE OF LIQUIDITY. We believe earnings before interest, taxes, depreciation and amortization expense (EBITDA) provides meaningful additional information that helps us monitor and evaluate our ongoing results and trends. EBITDA should not be considered in isolation nor as a substitute for measures of liquidity prepared in accordance with GAAP which include:

CONSOLIDATED CASH FLOW
FOR THE YEAR ENDED DECEMBER 31               2003            2002             2001
======================================================================================
MILLIONS
Cash from Operating Activities              $245.8          $453.0           $103.6
Cash from (for) Investing Activities        $212.3         $(244.4)         $(297.4)
Cash from (for) Financing Activities       $(470.7)        $(242.6)          $220.0
======================================================================================

   We believe EBITDA is a widely accepted measure of liquidity considered by investors, financial analysts and rating agencies. EBITDA is not an alternative to cash flow as a measure of liquidity and may not be comparable with EBITDA as defined by other companies.


EBITDA
                                                                                                    INVESTMENTS
                                                                          ENERGY     AUTOMOTIVE    AND CORPORATE
FOR THE YEAR ENDED                                       CONSOLIDATED    SERVICES     SERVICES        CHARGES
==================================================================================================================
MILLIONS
2003
Net Income                                                  $236.4
Less: Income from Discontinued Operations                     93.3
------------------------------------------------------------------
Income (Loss) from Continuing Operations                     143.1        $ 42.4       $114.8          $(14.1)
Add Back:  Income Tax Expense (Benefit)                       91.9          26.6         74.8            (9.5)
           Interest Expense                                   66.6          22.4         16.0            28.2
           Depreciation and Amortization Expense              86.5          51.1         35.3             0.1
------------------------------------------------------------------------------------------------------------------
EBITDA                                                      $388.1        $142.5       $240.9          $  4.7
------------------------------------------------------------------------------------------------------------------

2002
Net Income                                                  $137.2
Less: Income from Discontinued Operations                     18.3
------------------------------------------------------------------
Income (Loss) from Continuing Operations                     118.9        $ 41.8       $ 94.2          $(17.1)
Add Back:  Income Tax Expense (Benefit)                       72.2          23.7         59.9           (11.4)
           Interest Expense                                   70.5          21.2         21.2            28.1
           Depreciation and Amortization Expense              81.7          48.8         32.8             0.1
------------------------------------------------------------------------------------------------------------------
EBITDA                                                      $343.3        $135.5       $208.1          $ (0.3)
------------------------------------------------------------------------------------------------------------------

2001
Net Income                                                  $138.7
Less: Income from Discontinued Operations                      9.8
------------------------------------------------------------------
Income from Continuing Operations                            128.9        $ 51.7       $ 74.8          $  2.4
Add Back:  Income Tax Expense (Benefit)                       73.3          32.4         44.2            (3.3)
           Interest Expense                                   83.0          22.5         35.3            25.2
           Depreciation and Amortization Expense              88.9          45.9         42.7             0.3
------------------------------------------------------------------------------------------------------------------
EBITDA                                                      $374.1        $152.5       $197.0           $24.6
==================================================================================================================

NET INCOME

   ENERGY SERVICES. Income from continuing operations in 2003 was up $0.6 million, or 1%, from 2002 reflecting increased sales of nonregulated generation at our Taconite Harbor facility and improved wholesale power prices.
   Increased sales of nonregulated generation and higher expenses related to that generation resulted from Taconite Harbor being available for a full 12 months in 2003. Taconite Harbor generation first came online at various times during the first half of 2002. Generation secured through the Kendall County power purchase agreement began in May 2002. In total, the Kendall County facility operated at a loss in 2003 due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on approximately 175 MW. We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts.

--------------------------------------------------------------------------------
                                     PAGE 33

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

   Wholesale power prices were higher in 2003 compared to 2002 when weak wholesale power prices more than offset the positive impact of increased nonregulated megawatthour sales. In 2001 our wholesale power marketing activities were more profitable compared to 2002 due to warmer summer weather and overall market conditions.
   In 2003 higher employee pension and benefit expenses, and a charge to exit our Split Rock Energy joint venture reduced income, while in 2002 a $5.5 million charge related to the indefinite delay of a generation project in Superior, Wisconsin, reduced income. Income in 2002 also included a $2.3 million one-time deferral of costs recoverable through the regulated utility fuel clause that increased income. Income in 2001 included the recovery of $2.6 million for 1998 CIP lost margins.
   AUTOMOTIVE SERVICES. Income from continuing operations in 2003 was up $20.6 million, or 22%, from 2002. Higher income in 2003 was attributable to an increased number of vehicles sold, fee increases, the introduction and expansion of our service offerings, lower interest expense due to lower debt balances, gains on sale of property and strong receivable portfolio management at AFC, our floorplan financing business.
   At ADESA used vehicle auction facilities, vehicles sold increased 4% over 2002. Total vehicles sold at our auctions decreased in 2002 as the price spreads between new and used vehicles were disrupted by the increased manufacturer incentives on new vehicles that were first introduced following the events of September 11, 2001. The aggressive incentives offered by vehicle manufacturers lowered the cost of owning a new vehicle, which in turn depressed prices for late-model used vehicles. Sellers at used vehicle auctions tended to hold their vehicles rather than immediately accept lower prices. In addition to the incentives, the supply of program vehicles from rental repurchase programs maintained by our institutional customers were lower in 2002 due to the decrease in the sizes of rental car fleets in response to the decrease in the travel industry after September 11, 2001. The size of the rental car fleets remained at a lower level throughout 2002 as compared to the levels prior to September 11 leading to fewer turns of the fleets. Costs of assimilating the 28 used vehicle auction facilities acquired or opened in 2000 also impacted 2001 results.
   At our salvage vehicle auction facilities, vehicle sales continued to increase reflecting expansion into new markets, which included adding salvage auctions at some of our used vehicle auction facilities. During 2003 ADESA Impact opened two auction facilities (two in 2002; 13 in 2001). In 2003, 9% more vehicles were sold at our salvage vehicle auction facilities than in 2002. Despite unseasonably dry weather conditions in 2002, which usually means fewer salvage vehicles, the number of vehicles sold at our salvage vehicle auction facilities was 18% higher in 2002 compared to 2001.
   AFC contributed 32% of the income from Automotive Services in 2003 (37% in 2002; 40% in 2001). Income from AFC was higher in 2003 because of lower interest and bad debt expense. Interest expense decreased due to lower debt balances and rates. Bad debt expense was down reflecting improved credit quality of the receivable portfolio and strong receivable portfolio management. Loan transactions increased slightly to 950,000 in 2003. AFC managed total receivables of $539 million at December 31, 2003 ($501 million at December 31, 2002; $505 million at December 31, 2001).
   As required by SFAS 142, goodwill amortization was discontinued in 2002. This mandated accounting change is a significant factor when comparing 2002 and 2001 earnings from Automotive Services. Earnings for 2001 included $9.9 million of goodwill amortization expense after tax.
   INVESTMENTS AND CORPORATE CHARGES. Net loss in 2003 decreased $3.0 million, or 18%, from 2002. In 2003 more real estate sales were partially offset by net losses on the sale of shares we held directly in publicly-traded emerging technology investments. Financial results for 2002 included net gains on the sale of certain emerging technology investments and losses related to our trading securities portfolio which was liquidated during the second half of 2002. In 2001 our real estate operations reported strong sales including an $11.1 million gain on its largest single sale ever, and our trading securities portfolio earned a negative 1.5% after-tax annualized return prior to liquidation in 2002 compared to a positive 5.6% in 2001.
   Corporate charges in 2003 reflected less interest expense due to lower debt balances and lower interest rates. In 2002 and 2001 interest expense was higher as a result of debt issued to fund strategic initiatives in early 2001. Corporate charges in 2003 also reflected costs incurred for professional services related to the business separation study, as well as higher incentive compensation expenses. Incentive compensation expenses were lower in 2002 in part due to lower 2002 earnings. In 2001 additional compensation expenses were incurred for severance packages.
   DISCONTINUED OPERATIONS included the financial results of our Water Services businesses, our vehicle transport and import businesses, and our retail stores.
   Net income from Discontinued Operations in 2003 was up $75.0 million from 2002 primarily due to the sale of water and wastewater systems serving various counties and communities in Florida. A $71.6 million after-tax gain was recognized on the sale of these systems, net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets.
   Our Water Services businesses in North Carolina reported a 14% decrease in water consumption because above normal precipitation decreased consumption in 2003.
   Net income from Discontinued Operations was also higher in 2003 and 2002 due to the adoption of SFAS 144 which required suspension of depreciation on our Water Services assets. Income from Discontinued Operations included $7.5 million of depreciation expense after tax in 2001.
   Net income from other discontinued operations in 2003 included a $1.3 million recovery from the settlement of a

--------------------------------------------------------------------------------
                                     PAGE 34

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

lawsuit associated with our vehicle transport business, while net income in 2002 included $3.9 million of exit charges related to the vehicle transport business and the retail stores, and 2001 included a $4.4 million charge to exit the vehicle transport business.

2003 COMPARED TO 2002

ENERGY SERVICES
   Regulated utility operations include retail and wholesale rate regulated activities under the jurisdiction of state and federal regulatory authorities. Nonregulated operations consist of nonregulated electric generation (non-rate base generation sold at market-based rates to the wholesale market), coal mining and telecommunications activities. Nonregulated generation operations consist primarily of Taconite Harbor in northern Minnesota and generation secured through the Kendall County power purchase agreement, a 15-year agreement with NRG Energy at a facility near Chicago, Illinois, ending in 2017.
   OPERATING REVENUE in total was up $33.6 million, or 5%, in 2003 reflecting increases from both regulated utility and nonregulated operations. Regulated utility operating revenue was up $7.2 million, or 1%, mainly due to higher fuel clause recoveries and natural gas prices. Regulated utility kilowatthour sales were similar to last year. Fuel clause recoveries increased due to higher purchased power costs. Our 2003 equity in net income from Split Rock Energy reflected a $2.3 million charge accrued at the time we reached an agreement to withdraw from this joint venture. Nonregulated revenue increased $26.4 million, or 22%, in 2003 primarily due to increased sales of nonregulated generation at our Taconite Harbor facility, improved wholesale power prices and more sales activity at our telecommunications business. Increased sales of nonregulated generation resulted from Taconite Harbor being available for a full 12 months in 2003. Taconite Harbor generation first came online at various times during the first half of 2002.
   OPERATING EXPENSES in total were up $30.1 million, or 5%, in 2003. Regulated utility operating expenses were up $26.3 million, or 6%, in 2003 primarily due to increased purchased power and gas expense, as well as increased employee pension and benefit expenses. Higher purchased power costs resulted from both increased wholesale prices and quantities purchased. Planned maintenance outages at our generating stations and lower output from our hydro facilities as a result of drier weather necessitated higher quantities of purchased power this year. Gas expense was higher in 2003 due to increased prices. Expenses for pension and post-retirement health benefits increased mainly due to lower discount rates and expected rates of return on plan assets. Operating expenses in 2002 included a $4 million one-time deferral of costs recoverable through the utility fuel clause. Nonregulated operating expenses increased $3.8 million, or 3%, over the prior year mainly due to fuel and purchased power expenses for nonregulated generation that came online during the first half of 2002. Purchased power expense in 2003 included a full 12 months of demand charges related to the Kendall County power purchase agreement, while 2002 included only eight months. Operating expenses were also higher in 2003 due to increased sales activity at our telecommunications business. Operating expenses in 2002 included a $9.5 million charge related to the indefinite delay of the generation project in Superior, Wisconsin.

AUTOMOTIVE SERVICES
   OPERATING REVENUE was up $86.5 million, or 10%, in 2003. Revenue from our auction and related services was higher in 2003 primarily due to an increased number of vehicles sold through our auctions, a shift towards the sale of more institutional vehicles, selective fee increases and the increased Canadian dollar currency exchange rate. At our used vehicle auction facilities, 4% more vehicles were sold in 2003. Most of the auction volume growth consisted of internal same store growth. Volumes increased in 2003 due to the stabilization of wholesale used vehicle prices in mid-2003, increased demand for used vehicles as retail demand increased during the year and an increase in volume from our institutional customers. At our salvage auction facilities, vehicles sold increased 9% as we expanded into new markets, including sites where we combined salvage auctions with our existing used vehicle auction facilities. Same store vehicles sold at our salvage auctions increased slightly less than 1%.
   While the number of loan transactions by AFC was up slightly from last year, revenue from AFC was up in 2003 primarily because strong receivable portfolio management lowered bad debt expense. As customary for a finance company, we report revenue net of interest expense and bad debt expense.
   OPERATING EXPENSES were up $51.0 million, or 7%, in 2003 primarily due to additional expenses incurred for reconditioning and logistics services as a result of a shift towards the sale of more institutional vehicles at our auctions, increased Canadian dollar currency exchange rate, and costs incurred due to inclement weather and general inflationary increases.

INVESTMENTS AND CORPORATE CHARGES
   OPERATING REVENUE was up $4.4 million, or 14%, in 2003 as more real estate sales offset less revenue from our emerging technology investments. In 2003, 11 large real estate sales contributed $18.5 million to revenue compared to 2002 when five large real estate sales contributed $8.5 million to revenue. In 2003 we recognized a $3.5 million loss related to the sale of shares the Company held directly in publicly-traded emerging technology investments, while in 2002 we recognized a $3.3 million gain on the sale of certain emerging technology investments. Revenue in 2002 also included losses on our trading securities portfolio which was liquidated during the second half of 2002.
   OPERATING EXPENSES were down $0.5 million, or 1%, in 2003 in part due to lower expenses related to our real estate operations because the cost of property sold in 2003 was lower than in 2002.

--------------------------------------------------------------------------------
                                     PAGE 35

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

   Corporate Charges included operating and other expense totaling $17.6 million in 2003 ($16.5 million in 2002) for general corporate expenses such as employee salaries and benefits, and legal and other outside contract service fees, and interest expense of $28.0 million in 2003 ($28.1 million in 2002).

2002 COMPARED TO 2001

ENERGY SERVICES
   OPERATING REVENUE in total was up $7.3 million, or 1%, in 2002 as increased revenue from nonregulated operations was partially offset by a decrease in regulated utility revenue. Despite a slight increase in regulated utility megawatthour sales, regulated utility revenue decreased $33.1 million, or 6%, due to lower wholesale prices and fuel clause recoveries. Fuel clause recoveries in 2002 were lower due to lower purchased power costs in 2002. Total regulated utility megawatthour sales were up 2% over the prior year reflecting increased retail sales to taconite customers. In addition, regulated utility revenue in 2001 included the recovery of $4.5 million for 1998 CIP lost margins. Nonregulated revenue increased $40.4 million, or 51%, in 2002 primarily as a result of about 500 MW of nonregulated generation that came online in 2002. There were 1.2 million megawatthours of nonregulated generation sold in 2002.
   OPERATING EXPENSES in total increased $25.9 million, or 5%, in 2002. The increase was attributable to additional expenses for nonregulated generation that came online in 2002 which were partially offset by lower regulated utility operating expenses. Regulated utility operating expenses were down $33.3 million, or 7%, in 2002 primarily due to lower purchased power costs. Lower purchased power costs resulted from both lower wholesale prices and a reduction in the quantity of power purchased. Extended planned maintenance outages in 2001 necessitated higher quantities of purchased power. Nonregulated operating expenses increased $59.2 million, or 77%, over the prior year mainly due to expenses for nonregulated generation that came online in 2002. The increase in nonregulated operating expenses also included the $9.5 million charge related to the indefinite delay of the generation project in Superior, Wisconsin.

AUTOMOTIVE SERVICES
   OPERATING REVENUE was up $3.7 million, or less than 1%, in 2002. At ADESA used vehicle auction facilities, the number of vehicles sold in 2002 was similar to 2001 because the rental car market had yet to restore vehicle fleets to levels prior to the events of September 11, 2001, and manufacturer incentives on new vehicles temporarily disrupted the price spreads between new and used vehicles.
   Despite unseasonably dry weather conditions in 2002 which usually means fewer salvage vehicles, vehicles sold at our salvage vehicle auction facilities were up 18% reflecting expansion into new markets, which included adding salvage auctions at some of our used vehicle auction facilities. Operating revenue from AFC was up in 2002 due to a 5% increase in loan transactions arranged through our loan production offices and lower bad debt expense as a result of strong portfolio management.
   OPERATING EXPENSES were down $31.4 million, or 4%, in 2002 due to reduced interest expense ($14.1 million) as a result of lower interest rates and a lower debt balance, the discontinuance of goodwill amortization ($12.5 million) and improved operating efficiencies. These decreases were partially offset by an increase in operating expenses incurred to standardize operations at all of our salvage vehicle auction facilities and expenditures for information technology initiatives.

INVESTMENTS AND CORPORATE CHARGES
   OPERATING REVENUE was down $42.3 million, or 57%, in 2002 primarily due to a large real estate transaction recorded in 2001. Five large real estate sales in 2002 contributed $8.5 million to revenue, while in 2001 six large real estate sales contributed $37.5 million to revenue, one of which was our real estate operations' largest single transaction ever. Operating revenue in 2002 also reflected less income from our trading securities portfolio which was substantially liquidated during the second half of the year and had significantly lower returns during the year.
   OPERATING EXPENSES were down $14.7 million, or 19%, in 2002 because of expenses associated with larger real estate sales in 2001. Also, in 2001 additional compensation expenses were incurred for severance packages.
   Corporate Charges included operating and other expense totaling $16.5 million in 2002 ($22.8 million in 2001) for general corporate expenses such as employee salaries and benefits, and legal and other outside contract service fees, and interest expense of $28.1 million in 2002 ($25.2 million in 2001).

CRITICAL ACCOUNTING POLICIES

   Certain accounting measurements under applicable generally accepted accounting principles involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. These policies are reviewed with the audit committee of our Board of Directors on a regular basis. The following summarizes those accounting measurements we believe are most critical to our reported results of operations and financial condition.
   UNCOLLECTIBLE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The allowance for doubtful accounts and related bad debt expense is primarily attributable to the financing activities of AFC. In establishing a proper allowance for doubtful accounts, our quarterly evaluation includes consideration of historical charge-off experience, current economic conditions and specific collection issues. Changes to historical charge-off experience or existing economic conditions would necessitate a corresponding increase or decrease in the allowance for doubtful accounts. The credit quality of AFC's finance

--------------------------------------------------------------------------------
                                     PAGE 36

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

receivable portfolio has remained strong and the total amount of the allowance for doubtful accounts has not changed materially over the last three years. A 10% increase in AFC's current allowance for doubtful accounts would increase bad debt expense by approximately $1 million after tax; likewise, a 10% decrease in the current allowance for doubtful accounts would decrease bad debt expense by approximately $1 million after tax.
   IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS. We annually review our assets for impairment. SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" are the basis for these analyses. Judgments and uncertainties affecting the application of accounting for asset impairment include: economic conditions affecting market valuations; changes in our business strategy; and changes in our forecast of future operating cash flows and earnings.
   We conduct our annual goodwill impairment testing in the second quarter of each year and the 2003 test resulted in no impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test. All goodwill relates to the Automotive Services segment and represents the excess of cost over identifiable tangible and intangible net assets of businesses acquired.
   We account for our long-lived assets at depreciated historical cost. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We would recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Management judgment is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows. Excluding impairment losses recorded on certain remaining water assets held for sale, as of December 31, 2003 no write-downs were required.
   PENSION AND POSTRETIREMENT HEALTH AND LIFE ACTUARIAL ASSUMPTIONS. We account for our pension and postretirement benefit obligations in accordance with the provisions of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." These standards require the use of assumptions in determining the obligations and annual cost. An important actuarial assumption for pension and other postretirement benefit plans is the expected long-term rate of return on plan assets. In establishing this assumption, we consider the diversification and allocation of plan assets, the actual long-term historical performance for the type of securities invested in, the actual long-term historical performance of plan assets and the impact of current economic conditions, if any, on long-term historical returns. Our pension asset allocation is approximately 70% equity and 30% fixed-rate securities. Equity securities consist of a mix of market capitalization sizes and also include investments in real estate and venture capital. In response to changing market conditions, we have lowered our actuarial assumption for the expected long-term rate of return and used 9% in the September 30, 2003 pension actuarial study (9.5% at September 30, 2002; 10% at September 30, 2001). We annually review our expected long-term rate of return assumption, and will continue to adjust it to respond to any changing market conditions. A 1/2% decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1 million after tax; likewise, a 1/2% increase in the expected long-term rate of return would decrease the annual expense by approximately $1 million after tax.
   VALUATION OF INVESTMENTS. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included with Investments on our consolidated balance sheet. Our policy is to quarterly review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment and be recognized as a loss. We did not record any impairment loss on these investments in 2003 ($1.5 million pretax in 2002; $0.2 million pretax in 2001).
   PROVISION FOR ENVIRONMENTAL REMEDIATION. Our businesses are subject to regulation by various U.S. and Canadian federal, state and local authorities concerning environmental matters. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense. We do not currently anticipate that potential expenditures for environmental matters will be material; however, if we become subject to more stringent remediation at known sites, if we discover additional contamination, or discover previously unknown sites, or become subject to related personal or property damage, we could incur material costs in connection with our environmental remediation.

OUTLOOK
   Our operations in 42 states, nine Canadian provinces and Mexico employ approximately 13,000 employees. Since 1980 our average annual total shareholder return is 17%. Approximately 44% of this average was attributed to dividends. A $100 investment in ALLETE stock at the end of 1980 would have been worth $3,800 at the end of 2003, assuming reinvestment of dividends on the ex-dividend date. By comparison, the Standard & Poor's 500 Index averaged

--------------------------------------------------------------------------------
                                     PAGE 37

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

13% for the same period, of which approximately 24% of the average was attributed to dividends. A $100 investment in the Standard & Poor's 500 Index at the end of 1980 would have been worth $1,600 at the end of 2003, assuming reinvestment of dividends on the ex-dividend date.
   We remain focused on continuously improving the performance of our two core businesses, Energy and Automotive Services.
   As part of a strategic initiative to exit our Water Services businesses, during 2003 we sold, under condemnation or imminent threat of condemnation, substantially all of our water assets in Florida for a total sales price of approximately $445 million. In addition, we reached an agreement to sell our North Carolina water assets for $48 million and the assumption of approximately $28 million in debt by the purchaser. The North Carolina sale is awaiting approval of the NCUC and is expected to close in mid-2004. We expect to sell our remaining water assets in 2004.
   Our two core businesses remain strong and are poised for growth in their respective markets.
   SPIN-OFF OF AUTOMOTIVE SERVICES. In October 2003 our Board of Directors approved a plan to spin off to ALLETE shareholders our Automotive Services business which will become a publicly traded company doing business as ADESA. The spin-off, anticipated to occur in the third quarter of 2004, is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive one ADESA share for each share of ALLETE stock they own. The spin-off is subject to the approval of the final plan by ALLETE's Board of Directors, favorable market conditions, receipt of tax opinions, satisfaction of SEC requirements and other customary conditions.
   In March 2004 our Board of  Directors  approved  an initial  public  offering
(IPO) of approximately $150 million in common shares of ADESA, representing less than 20% of all ADESA common stock outstanding. A registration statement was filed with the SEC in March 2004, with the sale of ADESA stock expected to take place as soon as practical after the registration statement becomes effective. Subsequent to the IPO, ALLETE will continue to own and consolidate the remaining portion of ADESA until consummation of the spin-off.
   Our Energy Services and Automotive Services businesses are two very distinct businesses and we believe that this spin-off will better facilitate the strategic objectives of both businesses. We believe that our Automotive Services business will be better able to pursue a business growth strategy as an independent company. For ALLETE, we believe the spin-off will create a simplified regulatory and risk profile and a more stable credit rating, which will enhance its ability to pursue strategic growth initiatives.
   Our Automotive Services business operates two main businesses that are integral parts of the vehicle redistribution industry in North America. Auctions and related services include 53 used vehicle auctions, 27 salvage vehicle auctions and other related services, while dealer financing consists of AFC's 80 loan production offices. Our Automotive Services business will remain based in Indiana.
   After the spin-off, ALLETE will be comprised of our Energy Services business, which includes Minnesota Power, SWL&P, BNI Coal, Enventis Telecom and Rainy River Energy, ALLETE Properties, Inc., our real estate operations in Florida, and our emerging technology investments. ALLETE's headquarters will remain in Duluth, Minnesota.
   ALLETE has a history of growing our nonregulated asset and earnings base through careful analysis by our experienced management team. Near term we will focus on growth opportunities in our existing business segments and on improving both operational and financial performance. Longer term our strategy is to expand into businesses or investments that meet our free cash flow and return on investment criteria. We will continue to capitalize on our experienced management team in finding businesses that ultimately enable ALLETE to provide superior total shareholder returns.
   Prior to the spin-off, ALLETE and ADESA will enter into recapitalization and debt reallocation transactions. As part of this recapitalization, ADESA will use a portion of the proceeds from the IPO and additional debt issuances to pay a $100 million dividend to ALLETE, as well as repay intercompany debt ($136 million at December 31, 2003). ALLETE expects to use the funds received from ADESA to reduce debt by approximately $150 million to $200 million, provide capital for strategic initiatives and for general corporate purposes. ADESA expects to use the remaining proceeds from the IPO and additional debt issuances to repay existing debt and repurchase ADESA common stock from certain ALLETE employee benefit plans upon consummation of the spin-off. Immediately following the spin-off, we expect ALLETE's debt to capital ratio to be approximately 40%.
   The amount and timing of future dividends on ALLETE common stock and ADESA common stock following the spin-off is subject to the sole discretion of each company's Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements. ALLETE's Board of Directors expects to continue quarterly dividend payments at the current rate until the time of the spin-off. At that time, ALLETE's Board of Directors anticipates it will adjust the dividend rate to equal a payout ratio similar to that of comparable companies.
   Subsequent to the spin-off of ADESA, our Retirement Savings and Stock Ownership Plan, or RSOP, (see Note 19) will have a significant amount of cash generated from the sale of ADESA stock received in the spin-off. The RSOP intends to use this cash to purchase ALLETE common stock, and federal income tax laws generally provide up to 90 days to complete this purchase. To facilitate the RSOP's purchase of ALLETE stock, we have sought Internal Revenue Service
(IRS) approval to extend the purchase period to approximately 600 days. We expect the IRS to rule on our request later this year.
   In connection with the IPO of ADESA common stock and the subsequent spin-off of ADESA to ALLETE shareholders, ALLETE and ADESA have entered into various separation agreements and indemnifications customary to a transaction of this nature.


--------------------------------------------------------------------------------
                                     PAGE 38

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

   ENERGY SERVICES. In 2004 net income from Energy Services will be negatively impacted by higher pension and postretirement health expenses, and additional expenses associated with planned maintenance at Square Butte. Pension and postretirement health expenses are expected to be approximately $7 million pretax higher than 2003, primarily due to a lower discount rate and expected long-term return on plan assets. (See Note 18.) In 2004 Square Butte will perform a planned multi-week maintenance outage, and we expect our pro rata share of the cost to be approximately $6 million pretax.
   In February 2004 we experienced a generator failure at our 534-MW Boswell Energy Center Unit 4. As a result of the failure we expect to have to replace significant components of the generator at an estimated capital cost of $5 million. The majority of the replacement cost is covered by insurance, subject to a deductible of $1 million. We have entered into power purchase agreements to replace the power lost during the Unit 4 outage, which is expected to continue through May 2004. The cost of this additional power will be recovered through the regulated utility fuel clause. We do not expect this outage to have a material impact on our results of operations.
   Over the next five years, we believe electric utilities will face three major issues: the ongoing changes in regional transmission structure, the probable enactment of stricter environmental regulations and possible federal legislation impacting the structure and organization of the electric utility industry. The FERC plans to consolidate transmission regions, which may impact states' transmission regulation rights and create a more standard market design to oversee how transmission prices are determined. Specifics are being debated by legislative and regulatory bodies. Stricter environmental requirements may require significant capital investments in the 2008 to 2012 timeframe. The expenditures will relate to new emission controls on existing generating units. Proposed rules defining requirements are expected to be finalized over the next one to four years. Though stalled in 2003, a revised federal energy bill could pass in 2004. More electric industry consolidation could occur and new players could enter the industry if the Public Utility Holding Company Act of 1935 is repealed as part of this legislation. This act imposes geographic restrictions on large electric and gas utility operations and limits diversification into nonutility businesses.
   We believe our Energy Services business is well positioned to successfully deal with these issues and to successfully compete. Our access to and ownership of low-cost power are Energy Services' greatest strengths. We have adequate generation to serve our native load. Power over and above our customers' requirements will be marketed. We also have adequate transmission capacity. We believe electric industry deregulation is unlikely in Minnesota or Wisconsin in the next five years. We anticipate any load losses will be manageable and that we will have ready access to sufficient capital for general business purposes.
   Approximately 50% of our regulated utility electric sales are made to taconite mines, paper producers and oil pipeline operators. Global economic conditions continue to affect our largest industrial retail customers and are likely to continue over the next few years, as consolidation in the steel and taconite industries continues, and while paper and pulp companies search for even more efficiency and cost-cutting measures to compete in the marketplace. A rise in Chinese steel demand and production has created a new market for the producers of taconite in North America. Based on our research of the taconite industry, Minnesota taconite production for 2004 is anticipated to be about 39 million tons. The annual taconite production in Minnesota was 34 million tons in 2003 (39 million tons in 2002; 33 million tons in 2001).
   Though changes may occur with some of our large industrial customers, the taconite industry is stable at this time. Our strong relationships with industrial customers are unique in the electric industry and enable us to work closely with them to help ensure their success. We continue strengthening these relationships to retain a strong industrial base in our region. On average we expect approximately 1% growth in retail electric kilowatthour sales annually over the next five years. We continue to make investments to maintain and improve the integrity of our generating, transmission and distribution assets, and maintain environmental compliance. Minnesota Power is in the early stages of preparing a request to the MPUC to increase rates for its Minnesota electric utility operations sometime in the first half of 2005. The request may be necessary to cover the increased cost of doing business. Minnesota Power's last rate increase for its electric utility operations was in 1994. SWL&P is preparing to file with the PSCW in mid-2004 a request to increase retail rates for its Wisconsin electric utility operations to be effective sometime in early 2005. The request would cover increases in the cost of doing business. SWL&P's last rate order for its electric utility operations was in 2001.
   In June 2003 the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. The investigation will focus on whether the fuel clause continues to be an appropriate regulatory tool. The initial steps will be to review the clause's original purpose, structure and rationale (including its current operation and relevance in today's regulatory environment), and then address its ongoing appropriateness and other issues if the need for continued use of the fuel adjustment clause is shown. Because this investigation is in its early stages, we are unable to predict the outcome or impact, if any, at this time.
   In response to the changing strategies of both parties, as of February 2004 we withdrew from active participation in Split Rock Energy and will terminate our ownership interest upon receipt of FERC approval which is expected in the first half of 2004. We have reestablished our least-cost supply and marketing functions within the Company.
   Alternatives are being explored to reduce the negative earnings impact of the Kendall County power contract.
   Our strategy is to solidify our existing customer base and seek regulated utility growth opportunities by: (1) being an advocate


--------------------------------------------------------------------------------
                                     PAGE 39

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

in our region for additional industrial customers to build or expand thus adding new customer load growth; (2) using our existing assets and enhancing them to develop new opportunities to primarily serve retail customers; and (3) evaluating and developing Large Power Customer projects. We will also seek to increase our presence as a supplier to regional utilities by looking for nonregulated generation opportunities, joint ownership of newly constructed generation, and promoting our capabilities as a regional capacity and energy supplier to meet increasing regional load requirements.
   AUTOMOTIVE SERVICES is pursuing strategic initiatives that are designed to capitalize on its underlying business strengths, grow its business and improve its profitability.
   We seek continuing growth through various channels, including alternate auction venues, combination used and salvage vehicle auction sites, acquisitions of independent auctions, and greenfield development of new auctions. In areas where we have existing operations, we seek to leverage upon existing infrastructure and capital investments in used vehicle operations by opening new salvage auction sites. Our auction sites in Jacksonville, Concord, Buffalo, Edmonton, Vancouver, Halifax and Ottawa are shared facilities that have successfully executed this strategy. We will continue to examine our existing sites for opportunities to combine used vehicle and salvage auction operations.
   We have been a consolidator in used vehicle auctions, which has fueled much of our historical growth. We continue to consider acquiring independent used vehicle auctions in markets where we do not have a presence. We also expect that consolidation opportunities will be available for salvage auctions. In regions where we do not have a presence or where we are not able to identify acquisition sites or we do have a presence but our auction sites are inadequate or at capacity, we will consider greenfield development or relocation of auction sites. We have successfully demonstrated this strategy in recent years in the following markets: Los Angeles, Boston, Des Moines, Colorado Springs, San Francisco, Vancouver, Long Island, Atlanta and Edmonton. We also opened new salvage auction sites in Orlando and Long Island separate from our used vehicle operations in those markets. We may not, however, adequately anticipate all of the demands that our growth will impose on our systems, procedures and structures, including our financial and reporting control systems, data processing systems and management structure.
   We strive to capitalize on the growing pool of redistributed vehicles and to increase the volume of used and salvage vehicles redistributed through our auctions. Our initiatives include expanding marketing of our services, such as selling additional reconditioning services and offering post-sale inspections and certifications. We intend to increase the volume of vehicles sold by our existing institutional customers and add to new accounts by enabling customers to maximize the value of their vehicles through the redistribution process. We believe we can continue to expand our market share by realizing the highest prices for our customers' vehicles and providing the best service.
   We plan to increase revenue by selling more services per vehicle, such as reconditioning, inspection, certification, titling and settlement administration services. We believe we can significantly increase service penetration among both sellers and buyers due to the economic benefits that our pre- and post-auction services provide.
   We are improving our operating efficiency by further centralizing certain administrative functions, optimizing and standardizing our redistribution processes, improving our use of technology and better utilizing our existing infrastructure. Current initiatives aim at providing better information throughout the auction process and moving vehicles faster, more accurately and more efficiently through the auction process.
   We plan to continue to expand our existing on-line service offerings in addition to introducing new on-line services to our customers. Direct sales of used vehicles by institutional customers and large dealer groups through internally developed or third party on-line auctions have largely replaced telephonic and other non-auction methods, becoming an increasing portion of overall used vehicle redistribution over the past several years. In addition, a portion of the vehicles that were sold through a physical auction are now being sold on-line. Although we have embraced the Internet and offer on-line auctions and services as part of our standard service offerings, we cannot predict what portion of overall sales will be conducted through on-line auctions or other redistribution methods in the future and what impact this may have on our auction facilities.
   We are committed to investing additional capital and resources for emerging technologies and service offerings in the vehicle redistribution industry. We will continue to tailor on-line services to each of our customers to include an appropriate mix of physical auctions and on-line services.
   INVESTMENTS AND CORPORATE CHARGES. In 2004, excluding the financial implications of the spin-off of Automotive Services, we expect net income from Investments and Corporate Charges to be approximately $5 million to $10 million higher primarily as a result of debt paid off in 2003 with proceeds from the sale of our Water Services businesses and internally generated cash. The financial implications of the spin-off of Automotive Services include one-time expenses of the transaction for advisor fees, debt retirement premiums and the impact of cash received from ADESA after the IPO.
   Revenue from property sales by real estate operations continues to be three to four times more than the acquisition cost, creating strong cash generation and profitability. Our real estate operations may, from time to time, acquire packages of diversified properties at low cost, add value through entitlements and infrastructure enhancements, and sell the properties at current market prices.
   We have the potential to recognize gains or losses on the sale of investments in our emerging technology portfolio. We plan to sell investments in our emerging technology portfolio as shares are distributed to us. Some restrictions on sales may apply, including, but not limited to, underwriter lock-up


--------------------------------------------------------------------------------
                                     PAGE 40

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

periods that typically extend for 180 days following an initial public offering. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.8 million at December 31, 2003 and is expected to be invested at various times through 2007.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES
   A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.
   During 2003 cash flow from operating activities reflected strong operating results and continued focus on working capital management. Cash flow from operating activities was higher in 2002 due to the liquidation of the trading securities portfolio and the timing of the collection of certain finance receivables outstanding at December 31, 2001. Cash flow from operations was also affected by a number of factors representative of normal operations.
   Using both the proceeds from the sale of Water Services and internally generated cash, we repaid $360 million in debt and $75 million in manditorily redeemable preferred securities during 2003. By year end, we significantly strengthened our balance sheet and reduced our debt to total capital percentage to 36% (46% at December 31, 2002), while at the same time improving our current ratio to 1.3 (0.9 at December 31, 2002).
   WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. During 2002 we liquidated our trading securities portfolio and used the proceeds to reduce our short-term debt. Approximately 3.8 million original issue shares of our common stock are available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $196.5 million, the majority of which expire in December 2004 and are negotiated on an annual basis. These bank lines of credit provide credit support for our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.
   A substantial amount of ADESA's working capital is generated internally from payments for services provided. ADESA, however, has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle purchasers. During the sales process, ADESA does not generally take title to or ownership of the vehicles consigned for auction but instead facilitate the transfer of vehicle ownership directly from sellers to buyers.
   AFC offers floorplan financing for dealers to purchase vehicles mostly at auctions and takes a security interest in each financed vehicle. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. AFC has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its short-term working capital requirements not funded through securitization.
   SALE OF WATER PLANT ASSETS. During 2003 we sold, under condemnation or imminent threat of condemnation, substantially all of our water assets in Florida for a total sales price of approximately $445 million. In addition, we reached an agreement to sell our North Carolina water assets for $48 million and the assumption of approximately $28 million in debt by the purchaser. The North Carolina sale is awaiting approval of the NCUC and is expected to close in mid-2004. We expect to sell our remaining water assets in 2004.
   Earnings from Discontinued Operations for 2003 included a $71.6 million after-tax gain on the sale of substantially all our Water Services businesses. The gain was net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets.
   The net cash proceeds from the sale of all water assets, after transaction costs, retirement of most Florida Water debt and payment of income taxes, are expected to be approximately $300 million. These net proceeds have been, and will be, used to retire debt at ALLETE.

OFF-BALANCE SHEET ARRANGEMENTS
   AFC sells the majority of U.S. dollar denominated finance receivables on a revolving basis to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. The special purpose subsidiary has entered into a securitization agreement, which expires in 2005, that allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in eligible finance receivables. Receivables sold are not reported on our consolidated financial statements.
   At December 31, 2003 AFC managed total finance receivables of $539 million ($501 million at December 31, 2002), of which $464 million had been sold to the special purpose subsidiary ($423 million at December 31, 2002). The special purpose subsidiary then in turn sold, with recourse to the special purpose subsidiary, $334 million to the bank conduit facility at December 31, 2003 ($304 million at December 31, 2002) leaving $205 million of finance receivables recorded on our consolidated balance sheet at December 31, 2003 ($197 million at December 31, 2002).
   AFC's proceeds from the revolving sale of receivables to the bank conduit facility were used to repay borrowings from ALLETE and fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set


--------------------------------------------------------------------------------
                                     PAGE 41

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

forth in the securitization agreement, and we are not aware of any changing circumstances that would put AFC in noncompliance with the covenants.

SECURITIES
   In March 2001 ALLETE, ALLETE Capital II and ALLETE Capital III, jointly filed a registration statement with the SEC pursuant to Rule 415 under the Securities Act of 1933. The registration statement, which has been declared effective by the SEC, relates to the possible issuance of a remaining aggregate amount of $387 million of securities which may include ALLETE common stock, first mortgage bonds and other debt securities, and ALLETE Capital II and ALLETE Capital III preferred trust securities. ALLETE also previously filed a registration statement, which has been declared effective by the SEC, relating to the possible issuance of $25 million of first mortgage bonds and other debt securities. We may sell all or a portion of the remaining registered securities if warranted by market conditions and our capital requirements. Any offer and sale of the above mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.
   In June 2003 ADESA restructured its financial arrangements with respect to its used vehicle auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These used vehicle auction facilities were previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment. The $28 million of assumed long-term debt matures April 1, 2020 and has a variable interest rate equal to the seven-day AA Financial Commercial Paper Rate plus approximately 1.2%, while the $45 million of long-term debt issued to finance the used vehicle auction facility in Tracy, California, matures July 30, 2006 and has a variable interest rate of prime or LIBOR plus 1%.
   In July 2003 ALLETE used internally generated funds to retire $25 million in principal amount of the Company's First Mortgage Bonds, Series 6 1/4% due July 1, 2003.
   In July 2003 ALLETE entered into a credit agreement to borrow $250 million from a consortium of financial institutions, the proceeds of which were used to redeem $250 million in principal amount of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. The credit agreement expires in July 2004, has an interest rate of LIBOR plus 0.875% and is secured by the lien of the Company's Mortgage and Deed of Trust. The credit agreement also has certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75% of the net proceeds from the sale of water assets. In accordance with these provisions, $197.0 million was repaid in 2003 and $53.0 million was outstanding at December 31, 2003.
   In November 2003 ALLETE redeemed $50 million in principal amount of the Company's First Mortgage Bonds, 7 3/4% Series due June 1, 2007. Internally generated funds and proceeds from the sale of Florida Water assets were used to repay the principal, premium and accrued interest, totaling approximately $52.1 million, to the bondholders.
   In December 2003 ALLETE  redeemed  through  ALLETE  Capital I, a wholly owned statutory trust of ALLETE, all $75 million aggregate liquidation amount of its 8.05% Cumulative Quarterly Income Preferred Securities (QUIPS). The redemption price was $25 per QUIPS plus accumulated and unpaid distributions to the redemption date. Proceeds from the sale of Florida Water assets were used to fund this redemption.
   In January 2004 we used internally generated funds to retire approximately $3.5 million in principal amount of Industrial Development Revenue Bonds Series 1994-A, due January 1, 2004.
   ALLETE's long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE not to exceed a maximum ratio of funded debt to total capital of .65 to 1.0. Failure to meet this covenant could give rise to an event of default, if not corrected after notice from the trustee or security holder; in which event ALLETE may need to pursue alternative sources of funding. As of December 31, 2003 ALLETE's ratio of funded debt to total capital was .36 to 1.0 and ALLETE was in compliance with its financial covenants.
   Some of ALLETE's long-term debt arrangements contain "cross-default" provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due.
   Our lines of credit contain financial covenants. These covenants require ALLETE (1) not to exceed a maximum ratio of funded debt to total capital of .60 to 1.0 and (2) to maintain an interest coverage ratio of not less than 3.00 to
1.00. Failure to meet these covenants could give rise to an event of default, if not corrected after notice from the lender; in which event ALLETE may need to pursue alternative sources of funding. As of December 31, 2003 ALLETE's ratio of funded debt to total capital was .36 to 1.0, the interest coverage ratio was
5.83 to 1.00 and ALLETE was in compliance with these financial covenants. ALLETE's lines of credit contain cross-default provisions, under which an event of default would arise if other ALLETE obligations in excess of $5.0 million were in default.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
   Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on our consolidated balance sheet plus interest.
   Unconditional purchase obligations represent our Square Butte and Kendall County power purchase agreements, and minimum purchase commitments under coal and rail contracts.
   Under our power purchase agreement with Square Butte that extends through 2026, we are obligated to pay our pro rata share of Square Butte's costs based on our entitlement to the output of Square Butte's 455 MW coal-fired generating unit near Center, North Dakota. Our payment obligation is


--------------------------------------------------------------------------------
                                     PAGE 42

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II


                                                                 PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS               TOTAL      LESS THAN 1 YEAR    1 TO 3 YEARS    4 TO 5 YEARS    AFTER 5 YEARS
====================================================================================================================
MILLIONS

Long-Term Debt                       $1,142.3        $ 84.6             $414.2          $211.1          $432.4
Operating Lease Obligations             104.4          14.8               25.0            10.7            53.9
Unconditional Purchase Obligations      550.7          22.9               68.8            45.9           413.1
--------------------------------------------------------------------------------------------------------------------
                                     $1,797.4        $122.3             $508.0          $267.7          $899.4
====================================================================================================================

suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. The table above reflects our share of future debt service based on our current output entitlement of 71% through 2005 and 66% thereafter. In December 2003 we received notice from Minnkota Power that they will reduce our output entitlement, effective January 1, 2006, by 5% to approximately 66%. Minnkota Power has the option to reduce our entitlement by 5% annually, to a minimum of 50%. (See Note 15.)
   Under the Kendall County agreement, we pay a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit near Chicago, Illinois. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. (See Note 15.)
   EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through the minority investments in venture capital funds and privately-held start-up companies. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.8 million at December 31, 2003 ($7.7 million at December 31, 2002) and is expected to be invested at various times through 2007.

CREDIT RATINGS
   Our securities have been rated by Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. (Standard & Poor's) and by Moody's Investors Service, Inc. (Moody's). In October 2003, following our announcement that we will implement a major corporate restructuring that will separate our two core businesses, Standard & Poor's reaffirmed that our BBB+ corporate credit rating remains on CreditWatch with developing implications. Our BBB+ corporate credit rating has been on CREDITWATCH DEVELOPING since January 2003 when we first announced that we were considering a major corporate restructuring. In an October 2003 press release Standard & Poor's stated that the CREDITWATCH listing will be resolved in the very near future and is likely to result in no change to ALLETE's ratings.
   Rating agencies use both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective. The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.


                               STANDARD &
CREDIT RATINGS                   POOR'S          MOODY'S
===========================================================
Issuer Credit Rating              BBB+            Baa2
Commercial Paper                  A-2             P-2
Senior Secured
   First Mortgage Bonds           A               Baa1
   Pollution Control Bonds        A               Baa1
Senior Unsecured
   Senior Notes                   BBB             Baa2
   Unsecured Debt                 BBB             Baa2
===========================================================

PAYOUT RATIO
   In 2003 we paid out 40% (66% in 2002; 59% in 2001) of our per share earnings in dividends.

CAPITAL REQUIREMENTS

   Consolidated capital expenditures totaled $136.3 million in 2003 ($201.2 million in 2002; $149.2 million in 2001). Expenditures for 2003 included $73.6 million for Energy Services and $26.9 million for Automotive Services. Expenditures for 2003 also included $35.8 million to maintain our Water Services businesses while they are in the process of being sold. An existing long-term line of credit and internally generated funds were the primary sources of funding for these expenditures. The 2003 capital expenditure amounts do not include $73 million of property, plant and equipment recognized upon the restructuring of financial arrangements with respect to four of our used vehicle auction facilities previously accounted for as operating leases.
   Capital expenditures are expected to be $98 million in 2004 and total about $500 million for 2005 through 2008. The 2004 amount includes $63 million for Energy Services and $35 million for Automotive Services. Energy Services' expenditures are for system component replacement and upgrades, telecommunication fiber and coal handling equipment. Automotive Services' expenditures are for expansions and on-going improvements at existing vehicle auction facilities and associated computer systems. We expect to draw an additional $8 million from an existing long-term


--------------------------------------------------------------------------------
                                     PAGE 43

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

line of credit to complete an investment in new coal handling equipment and use internally generated funds to fund all other capital expenditures.

ENVIRONMENTAL AND OTHER MATTERS

   As previously mentioned in our Critical Accounting Policies section, our businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed below.
   SWL&P MANUFACTURED GAS PLANT. In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is underway. In February 2003 SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil. During March and April 2003 sediment samples were taken from nearby Superior Bay. The report on the results of this sampling is expected to be completed and sent to the WDNR during the first quarter of 2004. A work plan for additional investigation by SWL&P was filed on December 17, 2003 with the WDNR. This part of the investigation will determine any impact to soil or ground water between the former MGP site and the Superior Bay. Although it is not possible to quantify the potential clean-up cost until the investigation is completed and a work plan is developed, a $0.5 million liability was recorded as of December 31, 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to regulatory prudency review.
   MINNESOTA POWER COAL-FIRED GENERATING FACILITIES. During 2002 Minnesota Power received and responded to a third request from the EPA, under Section 114 of the Clean Air Act, seeking additional information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We have received no feedback from the EPA based on the information we submitted. There is, however, ongoing litigation involving the EPA and other electric utilities for alleged violations of these rules. It is expected that the outcome of some of the cases could provide the utility industry direction on this topic. We are unable to predict what actions, if any, may be required as a result of the EPA's request for information. As a result, we have not accrued any liability for this environmental matter.
   SQUARE BUTTE GENERATING FACILITY. In June 2002 Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations potentially resulting in new air permit operating conditions.
Minnkota Power has held several meetings with the EPA to discuss the alleged violations. Based on an EPA request, Minnkota Power performed a study related to the technological feasibility of installing various controls for the reduction of nitrogen oxides and sulfur dioxide emissions. Discussions with the EPA are ongoing and we are still unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service.
   ADESA IMPACT TAUNTON FACILITY. In December 2003 the Massachusetts Department of Environmental Protection (MDEP) identified ADESA Impact as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage vehicle auction facility. The wells had elevated levels of MTBE. MTBE is an oxygenating additive in gasoline which reduces harmful emissions. The EPA has identified MTBE as a possible carcinogen. ADESA Impact engaged GeoInsight, an environmental services firm, to conduct tests of its soil and groundwater at the salvage vehicle auction site and we are providing bottled water to some affected residents.
   GeoInsight prepared an immediate response action (IRA) plan, which is required by the MDEP, to determine the extent of the environmental impact and define activities to prevent further environmental contamination. The IRA plan, which was filed on January 24, 2004, describes the initial activities ADESA Impact performed, and proposes additional measures that it will use to further assess the existence of any imminent hazard to human health. In addition, as required by the MDEP, ADESA Impact is conducting an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. GeoInsight does not believe that an imminent hazard condition exists at the Taunton site; however, the investigation and assessment of site conditions are ongoing.
   In December 2003 GeoInsight collected soil samples, conducted groundwater tests and provided oversight for the installation of monitoring wells in various locations on and adjacent to the property adjoining the residential community. The results of the soil and water tests indicated levels of MTBE exceeding MDEP standards. In January 2004 we collected air samples from two residences that we identified as


--------------------------------------------------------------------------------
                                     PAGE 44

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

having elevated drinking water concentrations of MTBE. We have determined that inhalation of, or contact exposure to, this air poses minimal risk to human health. In response to our empirical findings, we have proposed to the MDEP that we install granular activated carbon filtration systems in the approximately 30 affected residences.
   ADESA Impact is preparing an IRA status report that must be submitted to the MDEP by March 30, 2004, and will continue to prepare additional reports as necessary. As of December 31, 2003 ADESA Impact has accrued $0.7 million to cover the costs associated with ongoing testing, remediation and cleanup of the site.
   ALLETE maintains pollution liability insurance coverage and has filed a claim with respect to this matter. We and our insurer are determining the availability of insurance coverage at this time.

OTHER
   We are involved in litigation arising in the normal course of business. Also in the normal course of business, we are involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to materially change our present liquidity position, nor have a material adverse effect on our financial condition.

MARKET RISK

SECURITIES INVESTMENTS
   Our securities investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At December 31, 2003 our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $20.2 million at December 31, 2003 ($20.9 million at December 31, 2002) and a total unrealized after-tax gain of $0.8 million at December 31, 2003 ($2.8 million loss at December 31, 2002). During 2003 we sold the investments we held directly in our publicly-traded emerging technology portfolio and recognized a $2.3 million after-tax loss. These publicly-traded emerging technology investments were accounted for as available-for-sale securities prior to sale.
   As part of our emerging technology portfolio, we also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included with Investments on our consolidated balance sheet. The total carrying value of these investments was $37.5 million at December 31, 2003 ($38.7 million at December 31, 2002). Our policy is to review these investments on a quarterly basis for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. We did not record any impairment loss on these investments in 2003 ($1.5 million pretax in 2002; $0.2 million pretax in 2001).


INTEREST RATE SENSITIVE                                         PRINCIPAL CASH FLOW BY EXPECTED MATURITY DATE
FINANCIAL INSTRUMENTS                     ---------------------------------------------------------------------------------------
                                                                                                                         FAIR
DECEMBER 31, 2003                          2004       2005       2006     2007        2008      THEREAFTER    TOTAL      VALUE
=================================================================================================================================
DOLLARS IN MILLIONS

Long-Term Debt
      Fixed Rate                           $4.3       $0.8       $91.3   $115.7      $181.4       $224.7      $618.2     $666.4
      Average Interest Rate - %             6.4        7.6         7.7      7.1         7.6          6.3         7.0
      Variable Rate                       $33.2      $29.4       $45.8     $3.3        $0.9        $54.4      $167.0     $169.4
      Average Interest Rate - % <F1>        3.2        2.6         2.1      1.7         3.0          1.6         2.2
=================================================================================================================================

<F1> Assumes rate in effect at December 31, 2003 remains constant through remaining term.

FOREIGN CURRENCY
   Our foreign currency exposure is limited to the conversion of operating results of our Canadian and, to a lesser extent, Mexican subsidiaries. We have not entered into any foreign exchange contracts to hedge the conversion of our Canadian or Mexican operating results into United States dollars. Mexican operations are not material.

POWER MARKETING
   Minnesota Power purchases power for retail sales in our regulated utility service territory and sells excess generation in the wholesale market. We have about 500 MW of nonregulated generation available for sale to the wholesale market. Our nonregulated generation includes about 200 MW from Taconite Harbor in northern Minnesota that was acquired in October 2001. It also includes 275 MW of generation obtained through a 15-year agreement, which commenced in May 2002, with NRG Energy at the Kendall County facility near Chicago, Illinois.
   Under the Kendall County agreement, we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. Our strategy is to sell a


--------------------------------------------------------------------------------
                                     PAGE 45

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

significant portion of our nonregulated generation through long-term contracts of various durations. The balance will be sold in the spot market through short-term contracts and in the daily spot market. We currently have long-term capacity sales contracts for 130 MW (100 MW in 2003) of Kendall County generation, with 50 MW expiring in April 2012 and the balance in September 2017. In total, the Kendall County facility operated at a loss in 2003 due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on approximately 175 MW. We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts.
   Split Rock Energy is a joint venture between Minnesota Power and Great River Energy from which we are withdrawing. Split Rock Energy was formed to combine power supply capabilities and customer loads for power pool operations and generation outage protection. In response to the changing strategies of both parties, as of February 2004 we withdrew from active participation in Split Rock Energy and will terminate our ownership interest upon receipt of FERC approval which is expected in the first half of 2004. We have retained some of the benefits of this partnership, such as joint load and capability reporting. We have resumed performing the functions that provide least cost supply to our retail customers and sell our excess generation.

NEW ACCOUNTING STANDARDS

   In January 2004 the FASB issued FASB Staff Position SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Act). This Staff Position allows employers who sponsor a postretirement health plan that provides prescription drug benefits to defer recognizing the effects of the Act in accounting for its plan under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" until authoritative accounting guidance is issued. We provide postretirement health benefits that include prescription drug benefits, and in accordance with this Staff Position, have elected not to reflect the impact of the Act in our 2003 financial statements. We expect the Act will eventually reduce our costs for postretirement health benefits and are reviewing the impact on our accumulated plan benefit obligation and expense going forward.
   In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In general, SFAS 150 established standards for classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. Mandatorily redeemable financial instruments must be classified as a liability and the related payments must be reported as interest expense. The new rules became effective in the third quarter of 2003 for previously existing financial instruments. Beginning with the third quarter of 2003, we reclassified our Mandatorily Redeemable Preferred Securities as a long-term liability and reclassified the quarterly distributions as interest expense. This was a reclassification only and did not impact our results of operations. The Mandatorily Redeemable Preferred Securities were redeemed in December 2003.
   In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities are consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. In December 2003 the FASB issued Interpretation No. 46R to replace and clarify some of the provisions of Interpretation No. 46. Under Interpretation 46R, the rules became effective on December 15, 2003 for interest in certain structures, and March 15, 2004 for interest in all other structures. We are not a party to any variable interest entity required to be consolidated under Interpretation No. 46R.

                  --------------------------------------------

FACTORS THAT MAY AFFECT FUTURE RESULTS

   READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONTAINED IN THIS FORM 10-K, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 10 OF THIS FORM 10-K AND THE FACTORS DESCRIBED BELOW. THE RISKS AND UNCERTAINTIES DESCRIBED IN THIS FORM 10-K ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE NOT PRESENTLY AWARE OF, OR THAT WE CURRENTLY CONSIDER IMMATERIAL, MAY ALSO AFFECT OUR BUSINESS OPERATIONS. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD SUFFER IF THE CONCERNS SET FORTH BELOW ARE REALIZED.

THERE ARE RISKS ASSOCIATED WITH OUR RESTRUCTURING OF THE COMPANY.

   In October 2003 we announced plans to restructure ALLETE by spinning off to ALLETE shareholders our Automotive Services business which will become a publicly traded company doing business as ADESA. Although we expect to complete the restructuring in the third quarter of 2004, there are risks associated with proceeding that could have adverse consequences, including:
   - Cost synergies may be eliminated as some fixed operating costs will no longer be shared, thereby potentially adversely affecting the results of operations of the separate entities. For example, costs may increase as a result of having two boards of directors and management teams, as well as separate computer systems, financial audits and SEC compliance requirements.
   - The spin-off requires a favorable tax opinion. If not obtained and the spin-off is not consummated for that or any other reason, ALLETE could face challenges in


--------------------------------------------------------------------------------
                                     PAGE 46

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

     refocusing the company, suffer a credibility crisis from the standpoint of the financial markets and our shareholders and, consequently, ALLETE's share price could be negatively impacted. If the spin-off is delayed, the cost of the separation could increase.
   - Shareholders could experience significant stock price volatility when the businesses begin trading as separate companies. The value of the separate shares could differ significantly from the value of the shares of the combined company as the marketplace determines the price of the separate shares. We are unable to predict how or at what level the shares will trade publicly.
   - There is no assurance as to the extent that dividends, if any, will be paid on the shares of ADESA and the amount of dividends to be paid on the shares of ALLETE after the spin-off may vary significantly from the amount currently paid on the shares of the combined company.
   - The ability of the separate companies to raise capital may be adversely impacted. The cost of borrowing may increase and new separate credit ratings will be assigned.
   - ALLETE as a combined company has benefited from the diversification of business operations. The lack of diversification faced by separate companies may result in more stock price volatility. For example, if there is a downturn in the auto business the share price of ADESA may decline more sharply than if it was part of a more diversified entity.

WE ARE DEPENDENT ON OUR ABILITY TO SUCCESSFULLY ACCESS CAPITAL MARKETS.

   Inability to access capital may limit our ability to execute business plans, pursue improvements or make acquisitions that we may otherwise rely on for future growth. We rely on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are not able to access capital at competitive rates, the ability to implement our business plans may be adversely affected. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more financial markets.

OUR CREDIT RATINGS COULD BE REVISED DOWNWARD.

   The current credit ratings for ALLETE's long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If Standard & Poor's or Moody's were to downgrade ALLETE's long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATIONS THAT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

   We are subject to prevailing governmental policies and regulatory actions, including those of the United States Congress, Canadian federal government, state and provincial legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW, and various county regulators and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs) as well as general vehicle-related laws, including vehicle brokerage and auction laws. These governmental regulations significantly influence our operating environment and may affect our ability to recover costs from our customers. We are required to have numerous permits, approvals and certificates from the agencies that regulate our business. We believe the necessary permits, approvals and certificates have been obtained for existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations.
   Recent events in the energy markets that are beyond our control have increased the level of public and regulatory scrutiny in our industry and in the capital markets and have resulted in increased regulation and new accounting standards. The reaction to these events may have negative impacts on our business, financial condition and access to capital.

OUR OPERATIONS POSE CERTAIN ENVIRONMENTAL RISKS WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

   We are subject to extensive environmental laws and regulations affecting many aspects of our present and future operations including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating, and other costs, as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the financial or operational outcome of any related litigation that may arise.
   There are no assurances that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to us. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable

--------------------------------------------------------------------------------
                                     PAGE 47

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

from customers,  could have a material effect on our results of operations.
   We  cannot  predict  with  certainty  the  amount  or  timing  of all  future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. (See Environmental and Other Matters.)
   In the vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage vehicle auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, surface water, air or groundwater contamination. In addition, we generate and/or store petroleum products and other hazardous materials, including wastewater, waste solvents and used oil run-off from our vehicle reconditioning and detailing facilities, and body shops at our facilities may release harmful air emissions associated with painting. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of our acquired facilities, or the disposal of our waste at off-site locations. Any such expenditures or liabilities could have a material adverse effect on our results of operations and financial condition.

THE OPERATION AND MAINTENANCE OF OUR GENERATING FACILITIES INVOLVES RISKS THAT COULD SIGNIFICANTLY INCREASE THE COST OF DOING BUSINESS.

   The operation of generating facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenue and/or increased expenses. A significant portion of Minnesota Power's facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. This equipment is also likely to require periodic upgrading and improvement. Minnesota Power could be subject to costs associated with any unexpected failure to produce power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs and/or the write-off of our investment in the project or improvement.

ENERGY SERVICES MUST HAVE ADEQUATE AND RELIABLE TRANSMISSION AND DISTRIBUTION FACILITIES TO DELIVER OUR ELECTRICITY TO OUR CUSTOMERS.

   Minnesota Power depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to its customers, as well as to other energy suppliers. If transmission capacity is inadequate, our ability to sell and deliver electricity may be hindered, we may have to forgo sales or we may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. The cost to provide service to these customers may exceed the cost to service other customers, resulting in lower gross margins. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service.

THE PRICE OF ONE OF OUR MAJOR PRODUCTS, ELECTRICITY, AND/OR ONE OF OUR MAJOR EXPENSES, FUEL, MAY BE VOLATILE.

   Volatility in market prices for fuel and electricity may result from:
   - severe or unexpected weather conditions;
   - seasonality;
   - changes in electricity usage;
   - the current diminished liquidity in the wholesale power markets as well as any future illiquidity in these or other markets;
   - transmission    or    transportation    constraints,    inoperability    or
     inefficiencies;
   - availability of competitively priced alternative energy sources;
   - changes in supply and demand for energy commodities;
   - changes in power production capacity;
   - outages at Minnesota Power's generating facilities or those of our competitors;
   - changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products;
   - natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events; and
   - federal,  state,  local  and   foreign  energy,  environmental  and   other
     regulation and legislation.
   Since   fluctuations  in  fuel  expense  related  to  our  regulated  utility operations are passed on to customers through our fuel clause, risk of volatility in market prices for fuel and electricity mainly impacts our nonregulated operations at this time.

THE VOLATILE NATURE OF VEHICLE SALES MAY ADVERSELY AFFECT OUR PROFITABILITY.

   The vehicle industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. Many factors affect the industry, including general economic conditions and consumer confidence, fuel prices, the level of discretionary personal income, unemployment rates, interest rates, credit availability and insurance premiums.
   New and used vehicle sales substantially slowed immediately following the terrorist attacks of September 11, 2001. In response, manufacturers introduced new incentives (including


--------------------------------------------------------------------------------
                                     PAGE 48

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

0% financing) and rental car companies began to downsize their inventories. This led to decreases in the prices of both used and salvage vehicles and a temporary decline in conversion percentages in the auction industry because the prices that buyers were willing to pay for vehicles did not match the prices that sellers were willing to accept. In 2002 the manufacturers extended and increased the incentives leading to additional declines in both used vehicle prices and conversion percentages. We are not able to determine the long-term consequences the terrorist attacks and/or subsequent outbreaks of hostilities might have on general economic conditions, our industry, or ADESA, nor are we able to predict how used vehicle prices and conversion percentages may be affected by new and additional incentives or other changes by the manufacturers aimed at the new car market.
   Used vehicle sales are driven by consumer demand. As consumer demand fluctuates, the volume and prices of used vehicles may be affected and the demand for used vehicles at auction by dealers may likewise be affected. The demand for used vehicles at auction by dealers may therefore have an effect on the wholesale price of used vehicles and the conversion percentage of vehicles sold at auction.
   The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction. As manufacturers and other lenders have decreased the number of leases in the last few years and extended the lease terms of some of the leases that were written, the number of off-lease vehicles available at auction declined in 2003 and that decline is expected to continue in 2004 and 2005. We are not able to predict the manufacturers' and other lenders' approaches to leasing, and thus future volumes of off-lease vehicles may be affected based upon leasing trends.
   Program vehicles are vehicles used by rental car companies and other companies with individual corporate fleets of vehicles that are returned to manufacturers through repurchasing programs. The volume of program vehicles and the terms of the programs have an effect on the volume of used vehicles available for sale at auction since the majority of these vehicles are redistributed via the used vehicle auction process.
   Repossessed vehicles are a source of volume for used vehicle auctions and are dependent upon both economic conditions and the policies of lenders regarding their credit practices. As these economic conditions and policies change, the volume of vehicles available for sale at auction may also be affected.
   Insurance companies are the main source of salvage vehicles available for sale at auction. The number of vehicles branded as salvage is dependent upon several factors including government regulations, the extent of damage to the vehicle, the number of accidents, and the policies of the insurance companies with respect to claims settlement and redistribution of the salvage vehicles.
   If the volume of used or salvage vehicles sold at our auctions were to decline due to any of the factors described above or for any other reason, the revenue we earn from successful auction transactions and ancillary services would decline. In addition, the fixed costs associated with our auction facilities would remain relatively constant. As a result of these consequences, our profitability could be adversely affected.

ALLETE'S ENERGY SERVICES BUSINESS IS SUBJECT TO INCREASED COMPETITION.

   The independent power industry includes numerous strong and capable competitors, many of which have extensive experience in the operation, acquisition and development of power generation facilities. Energy Services' competition is based primarily on price and reputation for quality, safety and reliability. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors.

THE VEHICLE REDISTRIBUTION INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

   We face significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles. We believe our principal competitors include other used and/or salvage vehicle auction companies, wholesalers, dealers, manufacturers and dismantlers, a number of whom may have established relationships with sellers and buyers of vehicles and may have greater financial resources than we have. Due to the limited number of sellers of used and salvage vehicles, the absence of long-term contractual commitments between us and our customers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.
   We may encounter significant competition for local, regional and national supply agreements with sellers of used and salvage vehicles. There can be no assurance that the existence of other local, regional or national contracts entered into by our competitors will not have a material adverse effect on our business or our expansion plans. Furthermore, we are likely to face competition from major competitors in the acquisition of auction facilities, which could significantly increase the cost of such acquisitions and thereby materially impede our expansion objectives or have a material adverse effect on our results of operations. These potential competitors may include consolidators of used vehicle auctions, vehicle dismantling businesses, organized salvage vehicle buying groups, vehicle manufacturers and on-line auction companies. While most of our institutional customers have abandoned or reduced efforts to sell vehicles directly without the use of service providers such as us, there can be no assurance that this trend will continue, which could adversely affect our market share, results of operations and financial condition.
   We may also encounter  competition in our floorplan financing  business.  The
floorplan   financing   sector  is

--------------------------------------------------------------------------------
                                     PAGE 49

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

characterized by diverse and fragmented competition. AFC's competition includes the financing arms of other auction providers, other speciality lenders, banks and other financial institutions. There can be no assurance that the existence of other floorplan financing providers nor the entrance of new providers to the sector will not have a material adverse effect on AFC, its ability to compete successfully in the floorplan financing sector, or our overall ability to compete in the vehicle redistribution industry.
   Additionally, existing or new competitors may be significantly larger and have greater financial and marketing resources than we have; therefore, there can be no assurance that we will be able to compete successfully in the future.

INCREASED USE OF ON-LINE WHOLESALE AUCTIONS MAY DIMINISH OUR SUPPLY OF VEHICLES.

   Direct sales of used vehicles by institutional customers and large dealer groups through internally developed or third party on-line auctions have largely replaced telephonic and other non-auction methods, becoming an increasing portion of overall used vehicle redistribution over the past several years. In addition, a portion of the vehicles that were sold through a physical auction are now being sold on-line. Typically, on-line auctions serve to redistribute vehicles that have come off lease. The extent of use of direct, on-line systems varies among institutional customers and currently comprises approximately 3% to 5% of overall used vehicle auction sales. In addition, some of our competitors have begun to offer on-line auctions as all or part of their auction business and other on-line auctions now include used vehicles among the products offered at their auctions. On-line auctions or other methods of redistribution may diminish both the quality and quantity and reduce the value of vehicles sold through traditional auction facilities. Although we have embraced the Internet and offer on-line auctions and services as part of our standard service offerings, we cannot predict what portion of overall sales will be conducted through on-line auctions or other redistribution methods in the future and what impact this may have on our auction facilities.

OUR OPERATIONS ARE WEATHER SENSITIVE.

   Our results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities and affect the ability to perform energy and automotive services. Auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. We cannot predict future weather conditions and as a result, adverse weather conditions could negatively affect our operations and financial condition.

SEASONALITY OF THE AUCTION BUSINESS AFFECTS OUR QUARTERLY REVENUE AND EARNINGS.

   Generally, the volume of vehicles sold at auction is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter sales are generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from the institutional customers, holidays, and the seasonality of the retail market for used vehicles which affects the demand side of the auction industry. As a result, the revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis.

IF OUR SIGNIFICANT ENERGY SERVICES CUSTOMERS ARE NEGATIVELY IMPACTED BY WORLD ECONOMICS, OUR REVENUE MAY BE NEGATIVELY IMPACTED.

   Our Large Power Customers are impacted by world economics that affect their competitive position and profitability. Taconite producers and paper and wood products customers served by Minnesota Power compete in this world marketplace. Their inability to compete in their global markets could have a material adverse effect on their operations and continuation as a business. Any such failure could have a material adverse effect on Energy Services results of operations and the surrounding communities we serve.

WE ARE DEPENDENT ON GOOD LABOR RELATIONS.

   We believe our relations to be good with our approximately 13,000 employees. Energy Services has approximately 1,400 full-time employees, of which approximately 700 are either a member of the International Brotherhood of Electrical Workers Local 31 or Local 1593. Failure to successfully renegotiate labor agreements could adversely affect the services we provide and our results of operations. The labor agreements with Local 31 expire on January 31, 2006. Negotiations are underway for a new contract with Local 1593. The existing agreement with Local 1593 ends on March 31, 2004.
   In addition to its regular employees, Automotive Services utilizes temporary labor services to assist in handling the vehicles consigned to it during periods of peak volume and staff shortages. Many of Automotive Services' employees, both full-time and part-time, are unskilled, and in periods of strong economic growth, we may find it difficult to compete for sufficient unskilled labor. Many of the services we provide are outsourced to third party providers that perform the services either on-site or off-site. The use of third party providers depends upon the resources available at each auction facility as well as peaks in the volume of vehicles offered at auction. If we are unable to maintain our full-time, part-time or contract workforce or the necessary relationships with third party providers, our operations may be adversely affected.
   In addition, auctioneers at our auctions are highly skilled individuals who are essential to the successful operation of our auction business. Nearly all of our auctioneers are independent contractors who provide their services for a daily or weekly rate. If we are unable to retain a sufficient number of experienced auctioneers, our operations may be adversely affected.


--------------------------------------------------------------------------------
                                     PAGE 50

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

OUR AUTOMOTIVE SERVICES OPERATIONS SUBJECT US TO THE RISK OF COLLUSION, MISCONDUCT AND OTHER IMPROPER BUSINESS PRACTICES BY OUR AUTOMOTIVE SERVICES EMPLOYEES AND THIRD PARTIES.

   In the past, some of our Automotive Services employees have acted in collusion with one another, with individual contractors or third party service providers, and/or with customers, in order to manipulate our policies, procedures and systems. Some of our auction employees also have engaged in misconduct or wrongdoing, including isolated acts of dishonesty and malfeasance, exercised poor judgment or otherwise conducted business in an improper manner. In addition, customers acting in collusion have redistributed vehicles through our auctions on terms that were not arms length. As a result of these activities, our services have been sold at a discount or for no fee, credit has been extended outside of the normal course of operations, unnecessary services have been provided and operating costs have increased. We have enhanced our internal control systems and conduct random on-site audits of auction facilities to identify and minimize these activities. While collusion, misconduct and other improper business practices have not had a material adverse effect on our operating results in the past, we cannot assure you that activities similar to those described above will not occur in the future or will be detected by us in a timely manner or before a material loss is incurred. If our internal controls fail to prevent future acts of collusion, misconduct and other improper business practices, resulting losses could have a material adverse effect on our results of operations and financial condition.

IF WE ARE NOT ABLE TO RETAIN OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY AND OUR BUSINESS COULD SUFFER.

   If we fail to retain our executive officers or key employees, our business could suffer. We may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Although leadership changes will occur in connection with the spin-off, we cannot predict whether significant resignations will occur. The success of our business heavily depends on the leadership of our executive officers, all of whom are employees-at-will and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

WE ASSUME THE SETTLEMENT RISK FOR ALL VEHICLES SOLD THROUGH OUR AUCTIONS.

   As part of the fees earned for the services we provide relative to the sale of each vehicle at auction, we assume the risk associated with collecting the gross sales proceeds from buyers and likewise assume responsibility for distributing to sellers the net sales proceeds of vehicles. The fees for each vehicle are collected by adding the buyer-related fees to the gross sales proceeds due from the buyer and deducting the seller-related fees from the gross sales proceeds prior to distributing the net sales proceeds to the seller. The amount we report as revenue for each vehicle only represents the fees associated with our services and does not include the gross sales price of the consigned vehicle. As a result, the accounts receivable from buyers are much larger on a per vehicle basis than the combined seller- and buyer-related fees associated with each transaction. We do not have recourse against sellers for any buyer's failure to satisfy its debt. Since our revenue for each vehicle does not include the gross sales proceeds, failure to collect the receivables in full would result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. Although we take steps to mitigate this risk, if we are unable to collect payments on a large number of vehicles our resulting payment obligations and decreased fee revenue may have a material adverse effect on our results of operations and financial condition.
   In addition, in the ordinary course of business, it is our responsibility to fully disclose any defects or other information relevant to the value of a vehicle sold through our auctions that we have discovered or of which we have been informed by the seller. In cases where we fail to properly disclose information about a particular vehicle, we typically refund the fees collected and void the sale of the vehicle. If we are unable to reach a settlement satisfactory to the seller, we generally purchase the vehicle, which subjects us to the costs and risks of resale.

WE RELY HEAVILY ON TECHNOLOGY TO PROTECT OUR RIGHTS WITH RESPECT TO OUR BUSINESSES AND MUST ADAPT TO EVOLVING APPLICATIONS. CHANGES IN TECHNOLOGY COULD CAUSE OUR SERVICES TO BECOME OBSOLETE AND, AS A RESULT, WE MAY LOSE CUSTOMERS.

   In both our Energy Services and Automotive Services businesses, technology is an integral part of our operations and is subject to evolving industry standards. The information systems and processes necessary to support risk management, sales, customer service and procurement and supply are new, complex and extensive. To be successful, we must adapt to this evolving market by continually improving the responsiveness, functionality and features of our services and systems to meet our customers' changing needs. We may not be successful in developing or acquiring technology which is competitive and responsive to the needs of our customers and might lack sufficient resources to continue to make the necessary investments in technology to compete with our competitors. Without the timely introduction of new services and enhancements that take advantage of the latest technology, some of our services could become obsolete over time and we could lose a number of our customers.
   We develop software internally and through outsourcing relationships, and we have also licensed and may license in the future, copyrighted computer systems software and trade secrets from third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected and that the third party rights we need are licensed


--------------------------------------------------------------------------------
                                     PAGE 51

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART II

to us when entering into business relationships, our business partners, consultants or other third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In addition, if we are subject to any infringement claims, such claims may have an adverse effect on our business operations.

OUR OPERATIONS MAY BE RESTRICTED BY VEHICLE-RELATED OR LENDING LAWS AND OTHER REGULATIONS, INCLUDING VEHICLE BROKERAGE AND AUCTION LAWS.

   Our operations are subject to regulation, supervision and licensing under various U.S. or Canadian federal, state, provincial and local statutes, ordinances and regulations. Each auction is subject to laws in the state or province in which it operates which regulate auctioneers and/or vehicle dealers. Some of the transport vehicles used at our auctions are regulated by the U.S. Department of Transportation or the Canadian Transportation Agency. The acquisition and sale of salvage and theft recovered vehicles is regulated by governmental agencies in each of the locations in which we operate. In many states and provinces, regulations require that the title of a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. Some state, provincial and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at salvage auctions. In addition to the regulation of the sales and acquisition of vehicles, we are also subject to various local zoning requirements with regard to the location and operation of our auction and storage facilities.
   If we fail to comply with applicable regulations and requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. In addition, existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to us or our facilities, and future changes in laws and regulation may have a detrimental effect on our businesses.

A PORTION OF OUR REVENUE MAY BE DERIVED FROM NON-UNITED STATES SOURCES, WHICH EXPOSES US TO FOREIGN EXCHANGE AND OTHER RISKS.

   Approximately 10% of our consolidated revenue is derived from our Canadian facilities. We also conduct operations in Mexico. As a result, fluctuations between United States and non-United States currency values may adversely affect our results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash flow from non-United States subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us.

ADEQUATE INSURANCE PROTECTION MAY NOT BE COST EFFECTIVE OR AVAILABLE TO MINIMIZE RISK.

   Insurance, warranties or performance guarantees may not cover any or all of the lost revenue or increased expenses, including the cost of replacement power and cancellation of sale days at auction sites. Likewise, our ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside our control.

RISKS ASSOCIATED WITH ACQUISITIONS MAY HINDER OUR ABILITY TO INCREASE REVENUE AND EARNINGS.

   Both the energy and vehicle redistribution industries are considered mature industries in which low single digit growth is expected in industry unit sales. Accordingly, our future growth depends in large part on our ability to increase our volumes relative to our competition, acquire additional businesses, manage expansion, control costs in our operations, introduce new services, and consolidate future acquisitions into existing operations. In pursuing a strategy of acquiring other businesses, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:
   - incurring significantly higher capital expenditures and operating expenses;
   - failing to assimilate the operations and personnel of the acquired businesses;
   - entering new markets with which we are unfamiliar;
   - potential undiscovered liabilities at acquired businesses;
   - disrupting our ongoing business;
   - diverting our limited management resources;
   - failing to maintain uniform standards, controls and policies;
   - impairing relationships with employees and customers as a result of changes in management; and
   - increasing expenses for accounting and computer systems, as well as integration difficulties.
   We may not adequately anticipate all of the demands that our growth will impose on our systems, procedures and structures, including our financial and reporting control systems, data processing systems and management structure. If we cannot adequately anticipate and respond to these demands, our business could be materially harmed.
   Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of such business assets, we may not be able to ascertain the actual value of the acquired entity.

WE CANNOT GUARANTEE THAT GREENFIELD DEVELOPMENT OR RELOCATION OF AUCTION SITES WILL BE PROFITABLE.

   The costs of greenfield development or relocation of our auction sites may be substantial. In addition, we may encounter delays and scope changes while an auction site is under development that cause our capital investment to increase and our returns to be lower than expected. Although our strategy is to secure support from institutional customers and insurance companies prior to developing new or relocated facilities, there is no guarantee that new or relocated facilities will be able to attract these customers or deliver sustained revenue or profit.


--------------------------------------------------------------------------------
                                     PAGE 52

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                    PART II

WE CAN OFFER YOU NO ASSURANCES THAT WE WILL BE ABLE TO CONTINUE EXECUTING AN ACQUISITION STRATEGY WITHOUT THE COSTS OF FUTURE ACQUISITIONS ESCALATING.

   Although there are potential acquisition candidates that fit our acquisition criteria, we are not certain that we will be able to consummate any such transactions in the future or identify those candidates that would result in the most successful combinations, or that future acquisitions will be able to be consummated at acceptable prices and terms. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:
   - the availability of suitable acquisition candidates;
   - competition with other industry groups or new industry consolidators for suitable acquisitions;
   - the negotiation of acceptable terms;
   - our financial capabilities;
   - the availability of skilled employees to manage the acquired companies; and
   - general economic and business conditions.
   We may be required to file applications and obtain clearances under applicable federal antitrust laws before completing an acquisition. These regulatory requirements may restrict or delay our acquisitions, and may increase the cost of completing acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk for information related to quantitative and qualitative disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See our consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and supplementary data, also included, which are indexed in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

   We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Form 10-K. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------
                                     PAGE 53

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Unless otherwise stated, the information required for this Item is incorporated by reference herein from our Proxy Statement for the 2004 Annual Meeting of Shareholders (2004 Proxy Statement). Our 2004 Proxy Statement will be filed with the SEC within 120 days after the end of our 2003 fiscal year.

   - DIRECTORS. The information regarding directors will be included in the "Election of Directors" section;
   - AUDIT COMMITTEE FINANCIAL  EXPERT.  The  information  regarding  the  audit committee financial expert will be included in the "Report of the Audit Committee" section;
   - EXECUTIVE OFFICERS. The information regarding executive officers is included in Part I of this Form 10-K;
   - SECTION 16(a) COMPLIANCE. The information regarding Section 16(a) compliance will be included in the "Section 16(a) Beneficial Ownership Reporting Compliance" section; and
   - CODE OF ETHICS. We have adopted a written Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and controller. A copy of our Code of Ethics is available on our website at www.allete.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website at www.allete.com promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

   The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" section in our 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required for this Item is incorporated by reference herein from the "Security Ownership of Beneficial Owners and Management" and the "Equity Compensation Plan Information" sections in our 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The information required by this Item is incorporated by reference herein from the "Report of the Audit Committee" section in our 2004 Proxy Statement.

--------------------------------------------------------------------------------
                                     PAGE 54

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Certain Documents Filed as Part of this Form 10-K.

(1)   Financial Statements                                                  PAGE
        ALLETE
        Report of Independent Auditors .......................................60
        Consolidated Balance Sheet at
         December 31, 2003 and 2002 ..........................................61
        For the Three Years Ended December 31, 2003
         Consolidated Statement of Income ....................................62
         Consolidated Statement of Cash Flows ................................63
         Consolidated Statement of Shareholders' Equity ......................64
        Notes to Consolidated Financial Statements ........................65-83

(2)   Financial Statement Schedules
        Report of Independent Auditors on
         Financial Statement Schedule ........................................84
        Schedule II - ALLETE Valuation and
         Qualifying Accounts and Reserves ....................................84

      All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the consolidated financial statements or the notes.

(3)   Exhibits including those incorporated by reference.

EXHIBIT NUMBER
--------------------------------------------------------------------------------
      *2(a) - First  Amended  and  Restated  Utility  System  Asset  Acquisition
              Agreement (without Appendices), entered into on August 25, 2003, by and among Hernando County, the City of Marco Island, the City of Palm Coast, Osceola County, Florida Governmental Utility Authority, the City of Deltona and Florida Water Services Corporation (filed as Exhibit 2 to the August 27, 2003 Form 8-K, File No. 1-3548).

       2(b) - Stock  Purchase Agreement (without  Exhibits and Schedules), dated
              November 20, 2003, by and between Philadelphia Suburban Corporation (now Aqua America, Inc.), as Purchaser, and ALLETE Water Services, Inc., as Shareholder.

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

     *4(a)2 - Supplemental Indentures to ALLETE's Mortgage and Deed of Trust:

NUMBER             DATED AS OF            REFERENCE FILE             EXHIBIT
--------------------------------------------------------------------------------
First              March 1, 1949          2-7826                     7(b)
Second             July 1, 1951           2-9036                     7(c)
Third              March 1, 1957          2-13075                    2(c)
Fourth             January 1, 1968        2-27794                    2(c)
Fifth              April 1, 1971          2-39537                    2(c)
Sixth              August 1, 1975         2-54116                    2(c)
Seventh            September 1, 1976      2-57014                    2(c)
Eighth             September 1, 1977      2-59690                    2(c)
Ninth              April 1, 1978          2-60866                    2(c)
Tenth              August 1, 1978         2-62852                    2(d)2
Eleventh           December 1, 1982       2-56649                    4(a)3
Twelfth            April 1, 1987          33-30224                   4(a)3
Thirteenth         March 1, 1992          33-47438                   4(b)
Fourteenth         June 1, 1992           33-55240                   4(b)
Fifteenth          July 1, 1992           33-55240                   4(c)
Sixteenth          July 1, 1992           33-55240                   4(d)
Seventeenth        February 1, 1993       33-50143                   4(b)
Eighteenth         July 1, 1993           33-50143                   4(c)
Nineteenth         February 1, 1997       1-3548
                                          (1996 Form 10-K)           4(a)3
Twentieth          November 1, 1997       1-3548
                                          (1997 Form 10-K)           4(a)3
Twenty-first       October 1, 2000        333-54330                  4(c)3
Twenty-second      July 1, 2003           1-3548
                                          (June 30, 2003 Form 10-Q)  4

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

--------------------------------------------------------------------------------
                                     PAGE 55

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART IV

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
                                          (1996 Form 10-K)           4(b)3

      *4(d) - Rights  Agreement, dated  as of  July 24, 1996, between  Minnesota
              Power & Light Company (now ALLETE) and the Corporate Secretary of the Company, as Rights Agent (filed as Exhibit 4 to the August 2, 1996 Form 8-K, File No. 1-3548).

      *4(e) - Indenture (for Unsecured  Debt  Securities), dated  as  of May 15,
              1996, between ADESA Corporation and The Bank of New York, as Trustee, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006, and its 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(k) to the 1996 Form 10-K, File No. 1-3548).

      *4(f) - Guarantee of the Company, dated as of May 30, 1996, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006 (filed as Exhibit 4(l) to the 1996 Form 10-K, File No. 1-3548).

      *4(g) - ADESA Corporation Officer's Certificate 1-D-1, dated May 30, 1996, relating to the ADESA Corporation's 7.70% Senior Notes, Series A, Due 2006 (filed as Exhibit 4(m) to the 1996 Form 10-K, File No. 1-3548).

      *4(h) - Guarantee of Minnesota Power, Inc. (now ALLETE), dated as of March
              30, 2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(a) to the March 31, 2000 Form 10-Q, File No. 1-3548).

      *4(i) - ADESA Corporation  Officer's Certificate 2-D-2, dated  as of March
              30, 2000, relating to ADESA Corporation's 8.10% Senior Notes, Series B, Due 2010 (filed as Exhibit 4(b) to the March 31, 2000 Form 10-Q, File No. 1-3548).

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

     *10(f) - Limited Guaranty of Minnesota Power, Inc.(now ALLETE), dated as of
              March 31, 2000, relating to the Lease Financing for ADESA Corporation Auto Auction Facilities (filed as Exhibit 10(f) to the March 31, 2000 Form 10-Q, File No. 1-3548).

     *10(g) - Borrower  Promissory  Note,  dated  April 3, 2000,  between  Asset
              Holdings III, L.P. as Borrower, and Cornerstone Funding Corporation I, as Issuer (filed as Exhibit 10(d) to the June 30, 2003 Form 10-Q, File No. 1-3548).

     *10(h) - Trust Indenture (without Exhibits) between Development Authority of Fulton County and SunTrust Bank, as Trustee, dated as of December 1, 2002 (filed as Exhibit 10(k) to the 2002 Form 10-K, File No. 1-3548).

     *10(i) - Bond  Purchase  Agreement (without  Exhibits),  dated  December 1,
              2002, for the Development Authority of Fulton County Taxable Economic Development Revenue Bonds (ADESA Atlanta, LLC Project) Series 2002 (filed as Exhibit 10(l) to the 2002 Form 10-K, File No. 1-3548).

--------------------------------------------------------------------------------
                                     PAGE 56

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART IV


EXHIBIT NUMBER
--------------------------------------------------------------------------------

     *10(j) - Lease Agreement (without Exhibits) between Development Authority of Fulton County and ADESA Atlanta, LLC, dated as of December 1, 2002 (filed as Exhibit 10(m) to the 2002 Form 10-K, File No. 1-3548).

     *10(k) - Term Loan Agreement (without Exhibits), dated as of June 30, 2003, among ADESA California, Inc., as Borrower, the Lenders Party Thereto, and SunTrust Bank, as Administrative Agent (filed as
              Exhibit 10(b) to the June 30, 2003 Form 10-Q, File No. 1-3548).

     *10(l) - Guaranty  Agreement, dated  as of  June 30, 2003, among  ADESA and
              ALLETE, as Guarantors of ADESA California, Inc., the Borrower, and SunTrust Bank, the Administrative Agent (filed as Exhibit 10(c) to the June 30, 2003 Form 10-Q, File No. 1-3548).

     *10(m) - Receivables Purchase Agreement dated as of May 31, 2002, among AFC
              Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Fairway Finance Corporation, as initial Purchaser, BMO Nesbitt Burns Corp., as initial Agent and as Purchaser Agent for Fairway Finance Corporation and XL Capital Assurance Inc., as Insurer (filed as Exhibit 10(a) to the June 30, 2002 Form 10-Q, File No. 1-3548).

     *10(n) - Amended and Restated Purchase and Sale Agreement  dated as of  May
              31, 2002, between AFC Funding Corporation and Automotive Finance Corporation (filed as Exhibit 10(b) to the June 30, 2002 Form 10-Q, File No. 1-3548).

    *10(o)1 - Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC (filed as Exhibit 10(a) to the June 30, 2000 Form 10-Q, File No. 1-3548).

    *10(o)2 - Letter addressed to the Federal Energy Regulatory Commission, dated April 21, 2000, amending the Wholesale Power Coordination and Dispatch Operating Agreement, dated April 14, 2000, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC (filed as Exhibit 10(b) to the June 30, 2000 Form 10-Q, File No. 1-3548).

     10(o)3 - Amended   Wholesale  Power  Coordination  and  Dispatch  Operating
              Agreement, dated January 30, 2004, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC.

      10(p) - Amended and  Restated Withdrawal  Agreement  (without Exhibits and
              Schedules), dated January 30, 2004, by and between Great River Energy and Minnesota Power (now ALLETE). [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.]

     *10(q) - Power Purchase and  Sale Agreement,  dated  as  of  May 29,  1998, between Minnesota Power, Inc. (now ALLETE) and Square Butte Electric Cooperative (filed as Exhibit 10 to the June 30, 1998 Form 10-Q, File No. 1-3548).

     *10(r) - Credit  Agreement,  dated  as of  July 18, 2003, among  ALLETE, as
              Borrower, Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent, Bank One, N.A., as Syndication Agent, and the Other Financial Institutions Party Thereto (filed as Exhibit 10(a) to the June 30, 2003 Form 10-Q, File No. 1-3548).

      10(s) - Third  Amended  and  Restated  Committed  Facility Letter (without
              Exhibits), dated December 23, 2003, to ALLETE from LaSalle Bank National Association, as Agent.

   +*10(t)1 - Minnesota Power (now ALLETE) Executive  Annual Incentive  Plan, as
              amended, effective January 1, 1999 with amendments through January 2003 (filed as Exhibit 10 to the September 30, 2003 Form 10-Q, File No. 1-3548).

    +10(t)2 - November  2003  Amendment  to  the  Minnesota   Power (now ALLETE)
              Executive Annual Incentive Plan.

     +10(u) - ALLETE and Affiliated Companies Supplemental Executive  Retirement
              Plan,  as  amended  and restated, effective January 1, 2004.

   +*10(v)1 - Executive Investment Plan-I, as  amended and  restated,  effective
              November 1, 1988 (filed as Exhibit 10(c) to the 1988 Form 10-K, File No. 1-3548).

    +10(v)2 - Amendments through   December  2003  to  the  Minnesota  Power and
              Affiliated Companies Executive Investment Plan-I.

   +*10(w)1 - Executive Investment Plan-II, as  amended and  restated, effective
              November 1, 1988 (filed as Exhibit 10(d) to the 1988 Form 10-K, File No. 1-3548).

--------------------------------------------------------------------------------
                                     PAGE 57

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                     PART IV

EXHIBIT NUMBER
--------------------------------------------------------------------------------

    +10(w)2 - Amendments through  December  2003  to  the  Minnesota  Power  and
              Affiliated Companies Executive Investment Plan-II.

    +*10(x) - Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to the 1988 Form 10-K, File No. 1-3548).

   +*10(y)1 - Minnesota   Power  (now  ALLETE)  Executive  Long-Term   Incentive
              Compensation Plan, effective January 1, 1996 (filed as Exhibit 10(a) to the June 30, 1996 Form 10-Q, File No. 1-3548).

   +*10(y)2 - Amendments through  January  2003  to  the  Minnesota  Power  (now
              ALLETE) Executive Long-Term Incentive  Compensation Plan (filed as
              Exhibit 10(z)2 to the 2002 Form 10-K, File No. 1-3548).

   +*10(z)1 - Minnesota  Power  (now  ALLETE)  Director  Stock  Plan,  effective
              January 1, 1995 (filed as Exhibit 10 to the March 31, 1995 Form 10-Q, File No. 1-3548).

    +10(z)2 - Amendments  through  December  2003 to  the  Minnesota  Power (now
              ALLETE) Director Stock Plan.

  +*10(aa)1 - Minnesota Power (now ALLETE) Director Compensation  Deferral  Plan
              Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).

   +10(aa)2 - October  2003  Amendment  to  the  Minnesota  Power   (now ALLETE)
              Director Compensation Deferral Plan.

         12 - Computation of Ratios of Earnings to Fixed Charges (Unaudited).

        *21 - Subsidiaries of the Registrant (reference is made to ALLETE's Form
              U-3A-2 for the year ended December 31, 2003, File No. 69-78).

      23(a) - Consent  of  Independent  Accountants.

      23(b) - Consent  of   General Counsel.

      31(a) - Rule 13a-14(a)/15d-14(a)  Certification  by  the  Chief  Executive
              Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31(b) - Rule 13a-14(a)/15d-14(a) Certification  by  the  Chief   Financial
              Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 - Section 1350 Certification of Annual Report by the Chief Executive
              Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------------

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

      Report on Form 8-K filed October 30, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

      Report on Form 8-K filed October 31, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

      Report on Form 8-K filed November 6, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

      Report on Form 8-K filed November 13, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits.

      Report on Form 8-K filed December 5, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure.

      Report on Form 8-K filed January 26, 2004 with respect to Item 5. Other Events and Regulation FD Disclosure.

--------------------------------------------------------------------------------
                                     PAGE 58

                              ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            ALLETE, INC.

Dated: March 11, 2004                       By           David G. Gartzke
                                                 -------------------------------
                                                         David G. Gartzke
                                                             Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                                     DATE
-------------------------------------------------------------------------------------------------------------
         David G. Gartzke                      Chairman and Director                      March 11, 2004
----------------------------------
         David G. Gartzke

         Donald J. Shippar            President and Chief Executive Officer               March 11, 2004
----------------------------------
         Donald J. Shippar

         James K. Vizanko                    Senior Vice President,                       March 11, 2004
----------------------------------
         James K. Vizanko             Chief Financial Officer and Treasurer

         Mark A. Schober               Senior Vice President and Controller               March 11, 2004
----------------------------------
         Mark A. Schober

         Wynn V. Bussmann                           Director                              March 11, 2004
----------------------------------
         Wynn V. Bussmann

         Thomas L. Cunningham                       Director                              March 11, 2004
----------------------------------
         Thomas L. Cunningham

         Dennis O. Green                            Director                              March 11, 2004
----------------------------------
         Dennis O. Green

         Peter J. Johnson                           Director                              March 11, 2004
----------------------------------
         Peter J. Johnson

         George L. Mayer                            Director                              March 11, 2004
----------------------------------
         George L. Mayer

         Jack I. Rajala                             Director                              March 11, 2004
----------------------------------
         Jack I. Rajala

         Nick Smith                                 Director                              March 11, 2004
----------------------------------
         Nick Smith

         Bruce W. Stender                           Director                              March 11, 2004
----------------------------------
         Bruce W. Stender

         Donald C. Wegmiller                        Director                              March 11, 2004
----------------------------------
         Donald C. Wegmiller

         Deborah L. Weinstein                       Director                              March 11, 2004
----------------------------------
         Deborah L. Weinstein

--------------------------------------------------------------------------------
                                     PAGE 59

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                                    REPORTS

REPORT OF INDEPENDENT AUDITORS
                                               [PRICEWATERHOUSECOOPERS LLP LOGO]
To the Shareholders and
Board of Directors of ALLETE, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of ALLETE, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. As discussed in Notes 2 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.


PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 9, 2004, except as to Note 3 which is as of March 8, 2004

--------------------------------------------------------------------------------

REPORT OF MANAGEMENT

   The consolidated financial statements and other financial information were prepared by management, who is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on informed judgments and best estimates and assumptions of management.
   To meet management's responsibilities with respect to financial information, we maintain and enforce a system of internal accounting controls designed to provide assurance, on a cost effective basis, that transactions are carried out in accordance with management's authorizations and that assets are safeguarded against loss from unauthorized use or disposition. The system includes an organizational structure that provides an appropriate segregation of responsibilities, careful selection and training of personnel, written policies and procedures, and periodic reviews by our internal audit department. In addition, we have personnel policies that require all employees to maintain a high standard of ethical conduct. Management believes the system is effective and provides reasonable assurance that all transactions are properly recorded and have been executed in accordance with management's authorization. Management modifies and improves our system of internal accounting controls in response to changes in business conditions. Our internal audit staff is charged with the responsibility for determining compliance with our procedures.
   Six of our directors, not members of management, serve as the Audit Committee. Our Board of Directors, through the Audit Committee, oversees management's responsibilities for financial reporting. The Audit Committee meets regularly with management, the internal auditors and the independent auditors to discuss auditing and financial matters and to assure that each is carrying out their responsibilities. The internal auditors and the independent auditors have full and free access to the Audit Committee without management present. PricewaterhouseCoopers LLP, independent auditors, are engaged to express an opinion on the financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal controls and tests of transactions to the extent necessary to allow them to report on the fairness of our operating results and financial condition.


David G. Gartzke

David G. Gartzke
Chairman


Donald Shippar

Donald J. Shippar
President and Chief Executive Officer


James Vizanko

James K. Vizanko
Chief Financial Officer


--------------------------------------------------------------------------------
                                    PAGE 60

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED BALANCE SHEET
DECEMBER 31                                                           2003                 2002
==================================================================================================
MILLIONS

Assets
Current Assets
   Cash and Cash Equivalents                                       $  223.0              $  193.3
   Trading Securities                                                     -                   1.8
   Accounts Receivable - Net                                          403.8                 383.8
   Inventories                                                         37.9                  36.6
   Prepayments and Other                                               15.8                  14.1
   Discontinued Operations                                             14.9                  28.8
--------------------------------------------------------------------------------------------------
         Total Current Assets                                         695.4                 658.4
Property, Plant and Equipment - Net                                 1,499.0               1,364.7
Investments                                                           204.6                 170.9
Goodwill                                                              511.0                 502.0
Other Intangible Assets                                                33.3                  37.6
Other Assets                                                           70.1                  67.5
Discontinued Operations                                                87.9                 346.1
--------------------------------------------------------------------------------------------------
Total Assets                                                       $3,101.3              $3,147.2
--------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Liabilities
Current Liabilities
   Accounts Payable                                                $  243.9              $  202.6
   Accrued Taxes, Interest and Dividends                               35.2                  36.4
   Notes Payable                                                       53.0                  74.5
   Long-Term Debt Due Within One Year                                  37.5                 283.7
   Other                                                              107.1                 111.3
   Discontinued Operations                                             49.5                  29.7
--------------------------------------------------------------------------------------------------
         Total Current Liabilities                                    526.2                 738.2
Long-Term Debt                                                        747.7                 696.4
Mandatorily Redeemable Preferred Securities                               -                  75.0
Accumulated Deferred Income Taxes                                     160.7                 139.8
Other Liabilities                                                     161.5                 137.6
Discontinued Operations                                                45.0                 127.8
Commitments and Contingencies
--------------------------------------------------------------------------------------------------
         Total Liabilities                                          1,641.1               1,914.8
--------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock Without Par Value, 130.0 Shares Authorized
   87.3 and 85.6 Shares Outstanding                                   859.2                 814.9
Unearned ESOP Shares                                                  (45.4)                (49.0)
Accumulated Other Comprehensive Gain (Loss)                            14.5                 (22.2)
Retained Earnings                                                     631.9                 488.7
--------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                 1,460.2               1,232.4
--------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                         $3,101.3              $3,147.2
==================================================================================================
                 The accompanying notes are an integral part of these statements.


--------------------------------------------------------------------------------
                                    PAGE 61

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31                               2003          2002          2001
==================================================================================================
MILLIONS EXCEPT PER SHARE AMOUNTS
Operating Revenue
      Energy Services
         Regulated Utility                                 $  512.8      $  505.6      $  538.7
         Nonregulated                                         146.8         120.4          80.0
      Automotive Services                                     922.3         835.8         832.1
      Investments                                              36.9          32.5          74.8
--------------------------------------------------------------------------------------------------
         Total Operating Revenue                            1,618.8       1,494.3       1,525.6
--------------------------------------------------------------------------------------------------
Operating Expenses
      Fuel and Purchased Power
         Regulated Utility                                    212.5         206.7         233.1
         Nonregulated                                          40.0          28.1             -
      Operations
         Regulated Utility                                    217.7         197.0         204.1
         Nonregulated                                          98.0         107.5          74.9
         Automotive and Investments                           749.0         693.4         728.3
      Interest                                                 66.6          70.5          83.0
--------------------------------------------------------------------------------------------------
         Total Operating Expenses                           1,383.8       1,303.2       1,323.4
--------------------------------------------------------------------------------------------------
Operating Income from Continuing Operations                   235.0         191.1         202.2
Income Tax Expense                                             91.9          72.2          73.3
--------------------------------------------------------------------------------------------------
Income from Continuing Operations                             143.1         118.9         128.9
Income from Discontinued Operations - Net of Tax               93.3          18.3           9.8
--------------------------------------------------------------------------------------------------
Net Income                                                 $  236.4      $  137.2      $  138.7
--------------------------------------------------------------------------------------------------
Average Shares of Common Stock
      Basic                                                    82.8          81.1          75.8
      Diluted                                                  83.3          81.7          76.5
--------------------------------------------------------------------------------------------------
Earnings Per Share of Common Stock
      Basic
         Continuing Operations                                $1.72         $1.47         $1.70
         Discontinued Operations                               1.13          0.22          0.13
--------------------------------------------------------------------------------------------------
                                                              $2.85         $1.69         $1.83
--------------------------------------------------------------------------------------------------
      Diluted
         Continuing Operations                                $1.72         $1.46         $1.68
         Discontinued Operations                               1.12          0.22          0.13
--------------------------------------------------------------------------------------------------
                                                              $2.84         $1.68         $1.81
--------------------------------------------------------------------------------------------------
Dividends Per Share of Common Stock                           $1.13         $1.10         $1.07
==================================================================================================
                 The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31                                    2003           2002           2001
=======================================================================================================
MILLIONS
Operating Activities
   Net Income                                                    $ 236.4        $ 137.2       $ 138.7
   Gain on Sale of Plant                                          (141.5)             -             -
   Depreciation and Amortization                                    86.7           82.1         101.6
   Deferred Income Taxes                                            14.3           26.9          10.3
   Changes in Operating Assets and Liabilities - Net of the
      Effects of Acquisitions
           Trading Securities                                        1.8          153.8         (64.8)
           Accounts Receivable                                      (8.8)          74.9         (82.4)
           Inventories                                              (1.0)          (3.8)         (3.0)
           Prepayments and Other                                    (2.5)           2.0          (9.2)
           Accounts Payable                                         37.0          (38.0)        (23.9)
           Other Current Liabilities                                 7.3           (7.8)         16.4
   Other Assets                                                     (2.0)          (3.9)         (8.9)
   Other Liabilities                                                18.1           29.6          28.8
-------------------------------------------------------------------------------------------------------
           Cash from Operating Activities                          245.8          453.0         103.6
-------------------------------------------------------------------------------------------------------
Investing Activities
   Proceeds from Sale of Plant                                     444.7              -             -
   Proceeds from Sale of Available-For-Sale Securities               7.4            1.9           2.6
   Additions to Investments                                        (49.1)         (24.5)        (11.2)
   Additions to Property, Plant and Equipment                     (181.3)        (201.2)       (149.2)
   Acquisitions - Net of Cash Acquired                              (1.8)         (32.7)       (157.1)
   Other                                                            (7.6)          12.1          17.5
-------------------------------------------------------------------------------------------------------
           Cash from (for) Investing Activities                    212.3         (244.4)       (297.4)
-------------------------------------------------------------------------------------------------------
Financing Activities
   Issuance of Long-Term Debt                                       85.2           18.4         125.2
   Issuance of Common Stock                                         44.3           43.2         189.2
   Changes in Notes Payable - Net                                  (18.6)        (200.5)          5.5
   Reductions of Long-Term Debt                                   (413.4)         (14.5)        (18.1)
   Reductions of Mandatorily Redeemable Preferred Securities       (75.0)             -             -
   Dividends on Common Stock                                       (93.2)         (89.2)        (81.8)
-------------------------------------------------------------------------------------------------------
           Cash from (for) Financing Activities                   (470.7)        (242.6)        220.0
-------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                             39.2            2.7         (11.3)
-------------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                 26.6          (31.3)         14.9
Cash and Cash Equivalents at Beginning of Period <F1>              202.9          234.2         219.3
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period <F1>                  $ 229.5        $ 202.9       $ 234.2
-------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
   Cash Paid During the Period for
      Interest - Net of Capitalized                                $69.2          $71.9         $84.2
      Income Taxes                                                 $87.4          $49.2         $60.5
=======================================================================================================

<F1> Included $6.5 million  of  cash  from Discontinued Operations at December 31, 2003 ($9.6 million at
     December 31, 2002).

                     The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                                        ACCUMULATED
                                                           TOTAL                           OTHER        UNEARNED
                                                       SHAREHOLDERS'     RETAINED      COMPREHENSIVE      ESOP       COMMON
                                                          EQUITY         EARNINGS      INCOME (LOSS)     SHARES       STOCK
=============================================================================================================================
MILLIONS
Balance at December 31, 2000                            $  900.8          $383.8          $(4.2)        $(55.7)      $576.9

Comprehensive Income
    Net Income                                             138.7           138.7
    Other Comprehensive Income - Net of Tax
        Unrealized Gains on Securities - Net                 2.5                            2.5
        Interest Rate Swap                                  (1.5)                          (1.5)
        Foreign Currency Translation Adjustments           (11.3)                         (11.3)
                                                        --------
           Total Comprehensive Income                      128.4
Common Stock Issued - Net                                  193.4                                                      193.4
Dividends Declared                                         (81.8)          (81.8)
ESOP Shares Earned                                           3.0                                           3.0
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                             1,143.8           440.7          (14.5)         (52.7)       770.3

Comprehensive Income
    Net Income                                             137.2           137.2
    Other Comprehensive Income - Net of Tax
        Unrealized Gains on Securities - Net                (8.1)                          (8.1)
        Interest Rate Swap                                   1.3                            1.3
        Foreign Currency Translation Adjustments             2.6                            2.6
        Additional Pension Liability                        (3.5)                          (3.5)
                                                        --------
           Total Comprehensive Income                      129.5
Common Stock Issued - Net                                   44.6                                                       44.6
Dividends Declared                                         (89.2)          (89.2)
ESOP Shares Earned                                           3.7                                           3.7
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                             1,232.4           488.7          (22.2)         (49.0)       814.9

Comprehensive Income
    Net Income                                             236.4           236.4
    Other Comprehensive Income - Net of Tax
        Unrealized Gains on Securities - Net                 3.6                            3.6
        Interest Rate Swap                                   0.2                            0.2
        Foreign Currency Translation Adjustments            39.2                           39.2
        Additional Pension Liability                        (6.3)                          (6.3)
                                                        --------
           Total Comprehensive Income                      273.1
Common Stock Issued - Net                                   44.3                                                       44.3
Dividends Declared                                         (93.2)          (93.2)
ESOP Shares Earned                                           3.6                                           3.6
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                            $1,460.2          $631.9          $14.5         $(45.4)      $859.2
=============================================================================================================================
                              The accompanying notes are an integral part of these statements.



--------------------------------------------------------------------------------
                                    PAGE 64

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

1  BUSINESS SEGMENTS

BUSINESS SEGMENTS
                                                                                                         INVESTMENTS
                                                                                                             AND
                                                                           ENERGY      AUTOMOTIVE         CORPORATE
FOR THE YEAR ENDED DECEMBER 31                          CONSOLIDATED      SERVICES      SERVICES           CHARGES
====================================================================================================================
MILLIONS
2003
Operating Revenue                                         $1,618.8         $659.6         $922.3 <F3>      $ 36.9
Operation and Other Expense                                1,230.7          517.1          681.4             32.2
Depreciation and Amortization Expense                         86.5           51.1           35.3              0.1
Interest Expense                                              66.6           22.4           16.0             28.2
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing Operations           235.0           69.0          189.6            (23.6)
Income Tax Expense (Benefit)                                  91.9           26.6           74.8             (9.5)
--------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                     143.1           42.4          114.8            (14.1)
Income from Discontinued Operations - Net of Tax              93.3 <F1>         -            0.3                -
--------------------------------------------------------------------------------------------------------------------
Net Income                                                $  236.4 <F1>     $42.4         $115.1           $(14.1)
--------------------------------------------------------------------------------------------------------------------
Total Assets                                              $3,101.3 <F2>  $1,213.3       $1,632.7 <F4>      $152.5
Capital Expenditures                                        $136.3 <F2>     $73.6          $26.9                -
--------------------------------------------------------------------------------------------------------------------
2002
Operating Revenue                                         $1,494.3         $626.0         $835.8 <F3>      $ 32.5
Operation and Other Expense                                1,151.0          490.5          627.7             32.8
Depreciation and Amortization Expense                         81.7           48.8           32.8              0.1
Interest Expense                                              70.5           21.2           21.2             28.1
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing Operations           191.1           65.5          154.1            (28.5)
Income Tax Expense (Benefit)                                  72.2           23.7           59.9            (11.4)
--------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                     118.9           41.8           94.2            (17.1)
Income (Loss) from Discontinued Operations - Net of Tax       18.3 <F1>      (1.2)          (5.9)               -
--------------------------------------------------------------------------------------------------------------------
Net Income                                                $  137.2 <F1>     $40.6          $88.3           $(17.1)
--------------------------------------------------------------------------------------------------------------------
Total Assets                                              $3,147.2 <F2>  $1,150.9       $1,471.1 <F4>      $150.3
Capital Expenditures                                        $201.2 <F2>     $80.9          $66.5             $5.7
--------------------------------------------------------------------------------------------------------------------
2001
Operating Revenue                                         $1,525.6         $618.7         $832.1 <F3>       $74.8
Operation and Other Expense                                1,151.5          466.2          635.1             50.2
Depreciation and Amortization Expense                         88.9           45.9           42.7              0.3
Interest Expense                                              83.0           22.5           35.3             25.2
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) from Continuing Operations           202.2           84.1          119.0             (0.9)
Income Tax Expense (Benefit)                                  73.3           32.4           44.2             (3.3)
--------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                            128.9           51.7           74.8              2.4
Income (Loss) from Discontinued Operations - Net of Tax        9.8 <F1>      (1.6)          (7.0)               -
--------------------------------------------------------------------------------------------------------------------
Net Income                                                  $138.7 <F1>     $50.1          $67.8             $2.4
--------------------------------------------------------------------------------------------------------------------
Total Assets                                              $3,282.5 <F2>  $1,049.1       $1,515.4 <F4>      $365.5
Capital Expenditures                                        $149.2 <F2>     $59.9          $57.2                -
====================================================================================================================

<F1> Included $93.0 million of income from Water Services businesses ($25.4 million in 2002; $18.4 million in 2001).
<F2> Discontinued operations  represented  $102.8  million  of  total assets in 2003 ($374.9 million in 2002; $352.5 million in 2001) and $35.8 million of capital expenditures in 2003 ($48.1 million  in  2002;  $32.1  million in
     2001).
<F3> Included $173.1 million of Canadian operating revenue in 2003 ($141.9 million in 2002; $139.4 million in 2001).
<F4> Included $220.1 million of Canadian assets in 2003 ($184.7 million in 2002; $187.6 million in 2001).

--------------------------------------------------------------------------------
                                    PAGE 65

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

2  OPERATIONS AND SIGNIFICANT ACCOUNT POLICIES

   FINANCIAL STATEMENT PREPARATION. References in this report to "we," "us" and "our" are to ALLETE and its subsidiaries, collectively. We prepare our financial statements in conformity with generally accepted accounting principles. These principles require management to make informed judgments, best estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.
   PRINCIPLES OF CONSOLIDATION. Our consolidated financial statements include the accounts of ALLETE and all of our majority owned subsidiary companies. All material intercompany balances and transactions have been eliminated in consolidation. Information for prior periods has been reclassified to present comparable information for all periods.
   BUSINESS SEGMENTS. Energy Services and Automotive Services segments were determined based on products and services provided. The Investment and Corporate Charges segment was determined based on short-term corporate liquidity needs and the need to provide financial flexibility to pursue strategic initiatives in the other business segments. We measure performance of our operations through careful budgeting and monitoring of contributions to consolidated net income by each business segment. Discontinued Operations included financial results of our Water Services businesses, our vehicle transport and import businesses, and our retail stores.
   ENERGY SERVICES. Energy Services is engaged in the generation, transmission, distribution and marketing of electricity, as well as coal mining and telecommunications.
   Minnesota Power, an operating division of ALLETE, and SWL&P, a wholly owned subsidiary, provide regulated utility electric service to 149,000 retail customers in northeastern Minnesota and northwestern Wisconsin. Approximately 50% of regulated utility electric sales are to large power customers (which consists of five taconite producers, four paper and pulp mills, two pipeline companies and one manufacturer) under all-requirements contracts with expiration dates extending from March 2005 through April 2009. Regulated utility electric rates are under the jurisdiction of various state and federal regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for service provided but not billed. Regulated utility electric rates include adjustment clauses that bill or credit customers for fuel and purchased energy costs above or below the base levels in rate schedules and that bill retail customers for the recovery of CIP expenditures not collected in base rates.
   Minnesota Power and wholly owned subsidiary Rainy River Energy, through its Kendall County power purchase agreement, also engage in nonregulated electric generation and power marketing. Nonregulated generation is non-rate base generation sold at market-based rates to the wholesale market.
   BNI Coal, a wholly owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. Square Butte supplies approximately 71% (323 MW) of its output to Minnesota Power under a long-term contract. (See Note 15.)
   Enventis Telecom, a wholly owned subsidiary, is our telecommunications business which is an integrated data services provider offering fiber optic-based communication and advanced data services to businesses and communities in Minnesota, Wisconsin and Missouri.
   Split Rock Energy is a joint venture between Minnesota Power and Great River Energy from which we are withdrawing. Split Rock Energy was formed to combine power supply capabilities and customer loads for power pool operations and generation outage protection. In response to the changing strategies of both parties, as of February 2004 we withdrew from active participation in Split Rock Energy and will terminate our ownership interest upon receipt of FERC approval which is expected in the first half of 2004. We have retained some of the benefits of the partnership, such as joint load and capability reporting. As a result of withdrawing from active participation, we received a $10.0 million distribution in February 2004 representing the majority of our capital account balance on the date of withdrawal. The remaining balance in our capital account will be distributed upon FERC approval. Prior to withdrawing from active participation, we accounted for our 50% ownership interest in Split Rock Energy under the equity method of accounting. For the year ended December 31, 2003 our pre-tax equity income from Split Rock Energy was $2.9 million ($7.3 million in 2002; $3.6 million in 2001). We did not receive any cash distributions from Split Rock Energy in 2003 ($2.6 million in 2002; $2.1 million in 2001). We purchased power from Split Rock Energy to serve native load requirements and sold generation to Split Rock Energy. Purchases and sales were at market rates. In 2003 we made power purchases from Split Rock Energy of $50.9 million ($34.3 million in 2002; $56.1 million in 2001) and power sales to Split Rock Energy of $19.6 million ($14.5 million in 2002; $13.3 million in 2001).
   AUTOMOTIVE SERVICES. Automotive Services operates (through several wholly owned subsidiaries) two main businesses that are integral parts of the vehicle redistribution industry: auctions and related services, and dealer financing.
   We are a service provider and do not actually buy and sell vehicles. We provide auction, reconditioning, logistics, and other administrative outsourcing services to wholesale vehicle buyers and sellers for a fee. Buyers are licensed franchised, independent and wholesale used vehicle dealers, while sellers include vehicle manufacturers, dealers, automotive fleet/lease companies, credit unions and other financial institutions, finance companies and rental car companies. We also provide floorplan financing.

--------------------------------------------------------------------------------
                                    PAGE 66

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

   Revenue is recognized when the services we provide are performed. Revenue includes the Company's fees for such services and interest earned on floorplan receivables. We do not report the gross sales price of the vehicles in revenue nor the related purchase price in operating expense.
   Wholesale vehicle auctions include 53 used vehicle auctions, 27 salvage vehicle auctions and other related services. Used vehicles are sold to dealers through our used vehicle auctions, and salvage vehicle services are provided primarily to insurance companies through our salvage auctions. Other related services include inbound and outbound logistics, reconditioning, vehicle inspection and certification, and titling services.
   Dealer financing consists of AFC which provides short-term inventory-secured financing for used vehicle dealers who purchase vehicles at auctions. AFC has 80 loan production offices located across North America. These offices provide qualified dealers credit to purchase vehicles at any of the 500 plus auctions and other outside sources approved by AFC.
   AFC's revenue is comprised of gains on sales of receivables, and interest and fee income. Revenue from AFC was $104.0 million in 2003 ($98.6 million in 2002; $91.7 million in 2001). As is customary for finance companies, AFC's revenue is reported net of interest expense of $0.3 million in 2003 ($1.3 million in 2002; $3.4 million in 2001) and is included in Operating Revenue - Automotive Services on our consolidated statement of income. Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC generally sells its United States dollar denominated finance receivables through a private securitization structure. Gains and losses on such sales are generally recognized at the time of settlement based on the difference between the sales proceeds and the allocated basis of the finance receivables sold, adjusted for transaction fees.
   INVESTMENTS AND CORPORATE CHARGES. Investments and Corporate Charges include real estate operations, investments in emerging technologies related to the electric utility industry and general corporate expenses, including interest, not specifically related to any one business segment. Our real estate operations include several wholly owned subsidiaries and an 80% ownership in Lehigh which are consolidated in ALLETE's financial statements. All are Florida real estate companies principally engaged in real estate acquisition, sales and investment activities. Full profit recognition is recorded on sales upon closing provided cash collections are at least 20% of the contract price and the other requirements of GAAP concerning profit recognition are met.
   Investments and corporate charges included Operation and Other Expense totaling $17.6 million in 2003 ($16.5 million in 2002; $22.8 million in 2001) for general corporate expenses such as employee salaries and benefits, and legal and other outside contract service fees, and Interest Expense of $28.0 million in 2003 ($28.1 million in 2002; $25.2 million in 2001). Also included in Investments and Corporate Charges was our trading securities portfolio which was liquidated during the second half of 2002.
   PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at original cost and are reported on the balance sheet net of accumulated depreciation. Expenditures for additions and significant replacements and improvements are capitalized; maintenance and repair costs are expensed as incurred. Expenditures for major plant overhauls are also accounted for using this same policy. Gains or losses on nonregulated property, plant and equipment are recognized when they are retired or otherwise disposed of. When regulated utility property, plant and equipment are retired or otherwise disposed of, no gain or loss is recognized.
   LONG-LIVED ASSET IMPAIRMENTS. We periodically review our long-lived assets whenever events indicate the carrying amount of the assets may not be recoverable. Excluding impairment losses recorded on certain remaining water assets held for sale, as of December 31, 2003 no write-downs were required.
   ACCOUNTS RECEIVABLE. Accounts receivable are reported on the balance sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, the size of the portfolio, overall portfolio quality, review of specific problems and such other factors that in our judgment deserve recognition in estimating losses.

ACCOUNTS RECEIVABLE
DECEMBER 31                                              2003          2002
================================================================================
MILLIONS
Trade Accounts Receivable                               $224.2        $214.9
   Less:Allowance for Doubtful Accounts                    8.4           8.8
--------------------------------------------------------------------------------
                                                         215.8         206.1
--------------------------------------------------------------------------------
Finance Receivables
   AFC - Net                                             187.0         177.3
   Real Estate - Net                                       1.0           0.4
--------------------------------------------------------------------------------
                                                         188.0         177.7
--------------------------------------------------------------------------------
Total Accounts Receivable - Net                         $403.8        $383.8
================================================================================

   AFC sells the majority of United States dollar denominated finance receivables on a revolving basis to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. The special purpose subsidiary has entered into a securitization agreement, which expires in 2005, that allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in eligible finance receivables. The outstanding receivables sold and a cash reserve equal to 1% of total receivables sold serve as security interest for the receivables that have been sold to the bank conduit facility.

--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

FINANCE RECEIVABLES MANAGED BY AFC
AT DECEMBER 31                                         TOTAL      DELINQUENT<F1>
================================================================================
MILLIONS
2003
Finance Receivables Managed                            $538.8          $7.8
   Less: Amounts Sold to Bank Facility                  333.8
--------------------------------------------------------------------------------
Gross Finance Receivables Recognized                    205.0
   Less: Allowance for Doubtful Accounts                 18.0
--------------------------------------------------------------------------------
Net Finance Receivables Recognized                     $187.0
--------------------------------------------------------------------------------
2002
Finance Receivables Managed                            $501.1          $8.0
   Less: Amounts Sold to Bank Facility                  303.8
--------------------------------------------------------------------------------
Gross Finance Receivables Recognized                    197.3
   Less: Allowance for Doubtful Accounts                 20.0
--------------------------------------------------------------------------------
Net Finance Receivables Recognized                     $177.3
--------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31                         2003          2002
--------------------------------------------------------------------------------
MILLIONS
Net Credit Losses from Total
  Receivables Managed                                   $14.2         $14.7
Total Proceeds from Sales of
  Finance Receivables                                $4,134.3      $4,142.3
================================================================================

<F1>  Defined as 60 days or more past due.

   AFC's proceeds from the revolving sale of receivables to the bank conduit facility were used to repay borrowings from ALLETE and fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants such as minimum tangible net worth to comply with the terms of the securitization agreement. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement, and we are not aware of any changing circumstances that would put AFC in noncompliance with the covenants.
   INVENTORIES. Inventories, which include fuel, material and supplies, are stated at the lower of cost or market. Cost is determined by the average cost method.
   GOODWILL. All goodwill relates to the Automotive Services segment and represents the excess of cost over identifiable tangible and intangible net assets of businesses acquired. As required by SFAS 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized after 2001. Prior to 2002 we amortized goodwill on a straight-line basis over 40 years.
   UNAMORTIZED EXPENSE, DISCOUNT AND PREMIUM ON DEBT. Expense, discount and premium on debt are deferred and amortized over the lives of the related issues.
   CASH AND CASH EQUIVALENTS. We consider all investments purchased with maturities of three months or less to be cash equivalents.
   ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized for performance share awards was approximately $3 million in 2003 ($4 million in 2002). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

FOR THE YEAR ENDED
DECEMBER 31                                         2003       2002      2001
================================================================================
MILLIONS EXCEPT PER SHARE AMOUNTS
Net Income
  As Reported                                      $236.4     $137.2    $138.7
  Less: Employee Stock Compensation
        Expense Determined Under
        SFAS 123 - Net of Tax                        (0.5)      (1.4)      0.8
--------------------------------------------------------------------------------
  Pro Forma Net Income                             $235.9     $135.8    $139.5
--------------------------------------------------------------------------------
Basic Earnings Per Share
  As Reported                                       $2.85      $1.69     $1.83
  Pro Forma                                         $2.85      $1.67     $1.84
--------------------------------------------------------------------------------
Diluted Earnings Per Share
  As Reported                                       $2.84      $1.68     $1.81
  Pro Forma                                         $2.83      $1.66     $1.82
================================================================================

   In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                            2003         2002          2001
================================================================================
Risk-Free Interest Rate                     3.1%          4.4%         5.0%
Expected Life - Years                          5             5            5
Expected Volatility                        25.2%         24.2%        22.2%
Dividend Growth Rate                          2%            2%           2%
================================================================================

   FOREIGN CURRENCY TRANSLATION. Results of operations for our Canadian and Mexican subsidiaries are translated into United States dollars using the average exchange rates during the period. Assets and liabilities are translated into United States dollars using the exchange rate on the balance sheet date.
Resulting translation adjustments are recorded in the Accumulated Other Comprehensive Gain (Loss) section of Shareholders' Equity on our consolidated balance sheet.
   ENVIRONMENTAL LIABILITIES. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense.


--------------------------------------------------------------------------------
                                    PAGE 68

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS


   INCOME TAXES. We file a consolidated federal income tax return. Income taxes are allocated to each subsidiary based on their taxable income. We account for income taxes using the liability method as prescribed by SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax basis of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Due to the effects of regulation on Minnesota Power, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities. Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.
   EXCISE TAXES. We collect an immaterial amount of excise taxes from our customers levied by government entities. These taxes are stated separately on the billing to the customer and recorded as a liability to be remitted to the government entity. We account for the collection and payment of these taxes on the net basis and neither the amounts collected or paid are reflected on our consolidated statement of income.
   NEW ACCOUNTING STANDARDS. In January 2004 the FASB issued FASB Staff Position SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Act). This Staff Position allows employers who sponsor a postretirement health plan that provides prescription drug benefits to defer recognizing the effects of the Act in accounting for its plan under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" until authoritative accounting guidance is issued. We provide postretirement health benefits that include prescription drug benefits, and in accordance with this Staff Position, have elected not to reflect the impact of the Act in our 2003 financial statements. We expect the Act will eventually reduce our costs for postretirement health benefits and are reviewing the impact on our accumulated plan benefit obligation and expense going forward.
   In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In general, SFAS 150 established standards for classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. Mandatorily redeemable financial instruments must be classified as a liability and the related payments must be reported as interest expense. The new rules became effective in the third quarter of 2003 for previously existing financial instruments. Beginning with the third quarter of 2003, we reclassified our Mandatorily Redeemable Preferred Securities as a long-term liability and reclassified the quarterly distributions as interest expense. This was a reclassification only and did not impact our results of operations. The Mandatorily Redeemable Preferred Securities were redeemed in December 2003.
   In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities are consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. In December 2003 the FASB issued Interpretation No. 46R to replace and clarify some of the provisions of Interpretation No. 46. Under Interpretation 46R, the rules became effective on December 15, 2003 for interest in certain structures, and March 15, 2004 for interest in all other structures. We are not a party to any variable interest entity required to be consolidated under Interpretation No. 46R.

3  SPIN-OFF AND IPO OF AUTOMOTIVE SERVICES

   In October 2003 our Board of Directors approved a plan to spin off to ALLETE shareholders our Automotive Services business which will become a publicly traded company doing business as ADESA. The spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive one ADESA share for each share of ALLETE stock they own. The spin-off is subject to the approval of the final plan by ALLETE's Board of Directors, favorable market conditions, receipt of tax opinions, satisfaction of SEC requirements and other customary conditions, and is expected to occur in the third quarter of 2004. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we will report the Automotive Services business in discontinued operations after the spin-off.
   In March 2004 our Board of  Directors  approved  an initial  public  offering
(IPO) of approximately $150 million in common shares of ADESA, representing less than 20% of all ADESA Common stock outstanding. A registration statement was filed with the SEC in March 2004, with the sale of ADESA stock expected to take place as soon as practical after the registration statement becomes effective. Subsequent to the IPO, ALLETE will continue to own and consolidate the remaining portion of ADESA until consummation of the spin-off.

4  DISCONTINUED OPERATIONS

   In 2002 we began to execute plans developed in a strategic review of all our businesses to unlock shareholder value not reflected in the price of our common stock. Businesses identified as having more value if operated by potential purchasers rather than by us include our Water Services businesses in Florida, which were under imminent threats of condemnation, North Carolina and Georgia, and our vehicle transport business. We sold our vehicle transport business and exited our retail stores at the end of first quarter 2002, and exited our vehicle import business in the first quarter of 2003.
   The December 2002 asset purchase agreement Florida Water signed with the Florida Water Services Authority, a governmental authority formed under the laws of the state of Florida, was terminated by Florida Water in March 2003 after a Florida court ruling delayed the sale. Selling costs associated with this terminated transaction were expensed in 2003 and are included in Gain (Loss) on Disposal in the following table.


--------------------------------------------------------------------------------
                                    PAGE 69

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

   During 2003, we sold, under condemnation or imminent threat of condemnation, substantially all of our water assets in Florida for a total sales price of approximately $445 million. In addition, we reached an agreement to sell our North Carolina water assets for $48 million and the assumption of approximately $28 million in debt by the purchaser. The North Carolina sale is awaiting approval of the NCUC and is expected to close in mid-2004. We expect to sell our remaining water assets in Florida and Georgia in 2004.
   Earnings from Discontinued Operations for 2003 included a $71.6 million, or $0.86 per share, after-tax gain on the sale of substantially all our Water Services businesses. The gain was net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recorded an impairment loss on certain remaining water assets where the fair value, less costs to sell, was less than our carrying amount.
   The net cash proceeds from the sale of all water assets, after transaction costs, retirement of most Florida Water debt and payment of income taxes, are expected to be approximately $300 million. These net proceeds have been, and will be, used to retire debt at ALLETE.

SUMMARY OF DISCONTINUED OPERATIONS
================================================================================
MILLIONS
INCOME STATEMENT
YEAR ENDED DECEMBER 31                      2003           2002        2001
--------------------------------------------------------------------------------
Operating Revenue                          $109.2         $134.0      $149.3
Pre-Tax Income
     from Operations                       $ 32.8          $36.9       $23.8
Income Tax Expense                           12.4           14.7         9.6
--------------------------------------------------------------------------------
                                             20.4           22.2        14.2
--------------------------------------------------------------------------------
Gain (Loss) on Disposal                     112.1 <F1>      (5.8)       (6.8)
Income Tax Expense (Benefit)                 39.2           (1.9)       (2.4)
--------------------------------------------------------------------------------
                                             72.9           (3.9)       (4.4)
--------------------------------------------------------------------------------
Income from
     Discontinued Operations               $ 93.3          $18.3       $ 9.8
--------------------------------------------------------------------------------

<F1> Included a $2.0 million recovery from a settlement related to the 2002 sale of our vehicle transport business.

BALANCE SHEET INFORMATION

DECEMBER 31                                                2003        2002
--------------------------------------------------------------------------------
Assets of Discontinued Operations
      Cash and Cash Equivalents                           $  6.5      $  9.6
      Other Current Assets                                   8.4        19.2
      Property, Plant and Equipment                         81.2       311.6
      Other Assets                                           6.7        34.5
--------------------------------------------------------------------------------
                                                          $102.8      $374.9
--------------------------------------------------------------------------------
Liabilities of Discontinued Operations
      Current Liabilities                                  $49.5      $ 29.7
      Long-Term Debt                                        19.9        90.7
      Other Liabilities                                     25.1        37.1
--------------------------------------------------------------------------------
                                                           $94.5      $157.5
================================================================================

   In October 2003 the FPSC voted to initiate a proceeding to examine whether the sale of Florida Water's assets involves a gain that should be shared with Florida Water's customers. The question raised is whether the entire gain from the asset sales should go to Florida Water and its shareholders, or should it be shared with customers. In November 2003 the FPSC issued a final order regarding a similar gain on sale issue for Utilities, Inc. In that order the FPSC made several findings that could be helpful to Florida Water's case including among others; that courts have found that rates paid by customers do not vest ratepayers with ownership rights to the property used to render service, and shareholders bear the risk of gain or loss associated with investments made to provide service. Florida Water intends to vigorously contest any decision to seek sharing of the gain with customers. Florida Water is unable to predict the outcome of this proceeding.

5  ACQUISITIONS

   ADESA AUCTION FACILITIES. In January 2001 we acquired all of the outstanding stock of ComSearch in exchange for ALLETE common stock and paid cash to purchase all of the assets of Auto Placement Center (now ADESA Impact) in transactions with an aggregate value of $62.4 million. In May 2001 ADESA purchased the assets of the I-44 Auto Auction in Tulsa, Oklahoma. ADESA Impact and ADESA Tulsa were accounted for using the purchase method and financial results have been included in our consolidated financial statements since the date of purchase. Pro forma financial results were not material. ComSearch was accounted for as a pooling of interests. Financial results for prior periods have not been restated to reflect this pooling due to immateriality.
   ACQUISITION OF ENVENTIS, INC. In July 2001 we acquired Enventis, Inc., a data network systems provider headquartered in the Minneapolis-St. Paul area. In connection with this acquisition, we issued 310,878 shares of ALLETE common stock. Enventis was accounted for as a pooling of interests. Financial results for prior periods have not been restated to reflect this pooling due to immateriality.
   ACQUISITION OF GENERATING FACILITY. In October 2001 we acquired certain non-mining properties from LTV and Cleveland-Cliffs Inc. for $75 million. The non-mining properties included a 200 MW nonregulated electric generating facility located at Taconite Harbor in northeastern Minnesota.
   REAL ESTATE ACQUISITIONS. In December 2002 our real estate subsidiary purchased additional land near Palm Coast, Florida. The transaction was accounted for using the purchase method.
   In September 2001 our real estate subsidiary purchased Winter Haven Citi Centre, a retail shopping center. In December 2001 and January 2002 real estate subsidiaries purchased additional land in Palm Coast, Florida. These transactions had a combined purchase price of approximately $31 million and were accounted for using the purchase method.


--------------------------------------------------------------------------------
                                    PAGE 70

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS


6  PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31                         2003             2002
================================================================================
MILLIONS
Energy Services Regulated Utility                    $1,475.7         $1,433.1
Construction Work in Progress                            11.9             13.3
Accumulated Depreciation                               (692.3)          (679.5)
--------------------------------------------------------------------------------
  Energy Services Regulated
    Utility Plant - Net                                 795.3            766.9
--------------------------------------------------------------------------------
Energy Services Nonregulated                            161.2            153.4
Construction Work in Progress                             1.6              4.1
Accumulated Depreciation                                (42.8)           (48.0)
--------------------------------------------------------------------------------
  Energy Services Nonregulated
    Plant - Net                                         120.0            109.5
--------------------------------------------------------------------------------
Automotive Services                                     680.5            525.2
Construction Work in Progress                             2.8             38.5
Accumulated Depreciation                               (103.6)           (79.5)
--------------------------------------------------------------------------------
  Automotive Services Plant - Net                       579.7            484.2
--------------------------------------------------------------------------------
Other Plant - Net                                         4.0              4.1
--------------------------------------------------------------------------------
  Property, Plant and Equipment - Net                $1,499.0         $1,364.7
================================================================================

   Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of plant. The MPUC and the PSCW have approved depreciation rates for our Energy Services utility plant.

ESTIMATED USEFUL LIVES OF PROPERTY, PLANT AND EQUIPMENT
================================================================================
Energy Services Regulated Utility
    Generation                                           5 to 30 years
    Transmission                                        40 to 60 years
    Distribution                                        30 to 70 years

Energy Services Nonregulated                             5 to 35 years

Automotive Services
    Building and Improvements                            5 to 40 years
    Other                                                2 to 10 years
================================================================================

   ASSET RETIREMENT OBLIGATIONS. Effective January 1, 2003 we adopted SFAS 143, "Accounting for Asset Retirement Obligations." Under the new accounting standard, we recognize, at fair value, obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. Asset retirement obligations relate primarily to the decommissioning of our utility steam generating facilities and reclamation at BNI Coal, and are included in Other Liabilities on our consolidated balance sheet. Prior to the adoption of SFAS 143, utility decommissioning obligations were accrued through depreciation expense at depreciation rates approved by the MPUC. Upon implementation of SFAS 143, we reclassified previously recorded liabilities of $12.5 million from Accumulated Depreciation and capitalized a net asset retirement cost of $6.7 million.

ASSET RETIREMENT OBLIGATION
================================================================================
MILLIONS
Obligation at December 31, 2002                                     -
Initial Obligation Upon Adoption of SFAS 143                    $19.0
Accretion Expense                                                 0.7
Additional Liabilities Incurred in 2003                           1.0
--------------------------------------------------------------------------------
Obligation at December 31, 2003                                 $20.7
================================================================================

7  REGULATORY MATTERS

   We file for periodic rate revisions with the MPUC, the FERC and other state regulatory authorities. Interim rates in Minnesota are placed into effect, subject to refund with interest, pending a final decision by the appropriate commission. In 2003, 29% of our consolidated operating revenue (32% in 2002; 31% in 2001) was under regulatory authority. The MPUC had regulatory authority over approximately 23% in 2003 (25% in 2002 and 2001) of our consolidated operating revenue.
   ELECTRIC RATES. New federal legislation and FERC regulations have been proposed that aim to maintain reliability, assure adequate energy supply, and address wholesale price volatility while encouraging wholesale competition. Legislation or regulation that initiates a process which may lead to retail customer choice of their electric service provider currently lacks momentum in both Minnesota and Wisconsin. Legislative and regulatory activity as well as the actions of competitors affect the way Minnesota Power strategically plans for its future. We cannot predict the timing or substance of any future legislation or regulation.
   DEFERRED REGULATORY CHARGES AND CREDITS. Our regulated utility operations are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." We capitalize as deferred regulatory charges incurred costs which are probable of recovery in future utility rates. Deferred regulatory credits represent amounts expected to be credited to customers in rates. Deferred regulatory charges and credits are included in other assets and other liabilities on our consolidated balance sheet.

DEFERRED REGULATORY CHARGES AND CREDITS
DECEMBER 31                                             2003            2002
================================================================================
MILLIONS
Deferred Charges
     Income Taxes                                     $ 14.1           $ 11.8
     Conservation Improvement Programs                   1.5              0.1
     Premium on Reacquired Debt                          3.8              3.9
     Other                                               6.8              4.2
--------------------------------------------------------------------------------
                                                        26.2             20.0
Deferred Credits - Income Taxes                         39.3             39.5
--------------------------------------------------------------------------------
Net Deferred Regulatory Liabilities                   $(13.1)          $(19.5)
================================================================================


--------------------------------------------------------------------------------
                                    PAGE 71

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

8  FINANCIAL INSTRUMENTS

   SECURITIES INVESTMENTS. At December 31, 2003 Investments included securities accounted for as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and securities in our emerging technology portfolio accounted for under the cost method. Investment gains and losses were included in Operating Revenue - Investments on our consolidated income statement.
   At December 31, 2003 our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the continued viability of products offered, cash flow, share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment write-down on available-for-sale securities in 2003 or 2002. During the second quarter of 2003 we sold the publicly-traded investments held in our emerging technology portfolio and recognized a $2.3 million after-tax loss. These publicly-traded emerging technology investments were accounted for as available-for-sale securities prior to sale.

AVAILABLE-FOR-SALE SECURITIES
================================================================================
MILLIONS
                                                  GROSS
                                               UNREALIZED                FAIR
AT DECEMBER 31           COST              GAIN         (LOSS)           VALUE
--------------------------------------------------------------------------------
2003                    $18.8              $1.4             -            $20.2
2002                    $25.4              $0.7         $(5.2)           $20.9
2001                    $18.1             $10.3         $(1.9)           $26.5
--------------------------------------------------------------------------------
                                                                       NET
                                                                    UNREALIZED
                                                                    GAIN (LOSS)
                                                 GROSS               IN OTHER
YEAR ENDED              SALES                   REALIZED           COMPREHENSIVE
DECEMBER 31            PROCEEDS            GAIN         (LOSS)        INCOME
--------------------------------------------------------------------------------
2003                     $6.4              $1.2         $(4.7)          $2.4
2002                    $12.1              $1.0             -         $(11.8)
2001                        -                 -             -           $3.6
================================================================================

   As part of our emerging technology portfolio, we have several minority investments in venture capital funds and privately-held start-up companies. The total carrying value of these investments was $37.5 million at December 31, 2003 ($38.7 million at December 31, 2002). Our policy is to quarterly review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. We did not record any impairment loss on these investments in 2003 ($1.5 million pretax in 2002; $0.2 million pretax in 2001).
   During the second half of 2002 we substantially liquidated our trading securities portfolio and incurred a $2.9 million after-tax loss. Prior to liquidation, the trading securities portfolio consisted primarily of the common stock of various publicly traded companies and was included in current assets at fair value. Changes in fair value were recognized in earnings, and the net unrealized gain included in 2001 income was $0.9 million.
   FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISKS. In October 2001 we entered into an interest rate swap agreement which expired in January 2003. We have not entered into any new interest rate swap agreements.
   FAIR VALUE OF FINANCIAL INSTRUMENTS. With the exception of the items listed below, the estimated fair values of all financial instruments approximate the carrying amount. The fair values for the items below were based on quoted market prices for the same or similar instruments.

FINANCIAL INSTRUMENTS
                                              CARRYING                FAIR
DECEMBER 31                                    AMOUNT                 VALUE
================================================================================
MILLIONS
Long-Term Debt
      2003                                     $785.2                 $835.8
      2002                                     $980.1               $1,027.7
Quarterly Income Preferred
  Securities
      2003                                          -                      -
      2002                                      $75.0                  $75.5
================================================================================

   CONCENTRATION OF CREDIT RISK. Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Minnesota Power sells electricity to about 13 customers in northern Minnesota's taconite, pipeline, paper and wood products industries. Receivables from these customers totaled approximately $8 million at December 31, 2003 ($10 million at December 31, 2002). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers.
   Due to the nature of our Automotive Services' business, substantially all trade and finance receivables are due from vehicle dealers and insurance companies. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.


--------------------------------------------------------------------------------
                                    PAGE 72

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

9  GOODWILL AND OTHER INTANGIBLES

   The table below sets forth what reported net income and earnings per share would have been exclusive of amortization expense recognized related to goodwill or other intangible assets that are no longer being amortized. Goodwill is no longer amortized after 2001. All goodwill amortization related to continuing operations.

                                                                 2001
================================================================================
MILLIONS EXCEPT PER SHARE AMOUNTS
Net Income
     Reported                                                   $138.7
     Goodwill Amortization                                         9.9
--------------------------------------------------------------------------------
     Adjusted                                                   $148.6
--------------------------------------------------------------------------------
Earnings Per Share
     Basic
         Reported                                                $1.83
         Goodwill Amortization                                    0.13
--------------------------------------------------------------------------------
     Adjusted                                                    $1.96
--------------------------------------------------------------------------------
     Diluted
         Reported                                                $1.81
         Goodwill Amortization                                    0.13
--------------------------------------------------------------------------------
     Adjusted                                                    $1.94
================================================================================

   We conduct our annual goodwill impairment testing in the second quarter of each year and the 2003 test resulted in no impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test.

GOODWILL
================================================================================
MILLIONS
Carrying Value, December 31, 2001                                     $491.9
Acquired During Year                                                    10.1
--------------------------------------------------------------------------------
Carrying Value, December 31, 2002                                      502.0

Acquired During Year                                                     0.8
Change Due to Foreign Currency Adjustment                                8.2
--------------------------------------------------------------------------------
Carrying Value, December 31, 2003                                     $511.0
================================================================================

OTHER INTANGIBLE ASSETS
DECEMBER 31                                        2003                2002
================================================================================
MILLIONS
Customer Relationships                            $ 29.6              $ 29.6
Computer Software                                   28.1                32.6
Other                                                5.7                 6.7
Accumulated Amortization                           (30.1)              (31.3)
--------------------------------------------------------------------------------
Total                                             $ 33.3              $ 37.6
================================================================================

   Other Intangible Assets are amortized using the straight-line method. Amortization periods are three to fifty years for Customer Relationships, one to seven years for Computer Software and three to ten years for Other. Total amortization expense for Other Intangible Assets was $9.0 million in 2003 ($10.2 million in 2002; $9.5 million in 2001) and is expected to be about $4 million to $8 million over the next five years.
   Costs incurred related to computer software developed or purchased for internal use are capitalized during the application development stage of software development. Included in total amortization expense for Other Intangible Assets was $5.2 million related to computer software ($6.0 million in 2002; $4.0 million in 2001).

10  SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

   We have bank lines of credit aggregating $196.5 million ($217.0 million at December 31, 2002), the majority of which expire in December 2004 and are negotiated on an annual basis. These bank lines of credit make financing available through short-term bank loans and provide credit support for commercial paper. At December 31, 2003, $196.5 million was available for use ($216.3 million at December 31, 2002). There was no commercial paper issued as of December 31, 2003 ($73.8 million in 2002 with a weighted average interest rate of 1.79%).
   Certain lines of credit require a commitment fee of 0.0150%. Interest rates on short-term borrowings were 2.06% at December 31, 2003 (1.75% to 1.85% at December 31, 2002). The total amount of compensating balances at December 31, 2003 and 2002, was immaterial.
   In July 2003 ALLETE entered into a credit agreement to borrow $250 million from a consortium of financial institutions, the proceeds of which were used to redeem $250 million of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. The credit agreement expires in July 2004, has an interest rate of LIBOR plus 0.875% and is secured by the lien of the Company's Mortgage and Deed of Trust. The credit agreement also has certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75% of the net proceeds from the sale of water assets. In accordance with these provisions $197.0 million was repaid in 2003 and $53.0 million was outstanding at December 31, 2003.
   Our lines of credit contain financial covenants. These covenants require ALLETE (1) not to exceed a maximum ratio of funded debt to total capital of .60 to 1.0 and (2) to maintain an interest coverage ratio of not less than 3.00 to
1.00. Failure to meet these covenants could give rise to an event of default, if not corrected after notice from the lender; in which event ALLETE may need to pursue alternative sources of funding. As of December 31, 2003, ALLETE's ratio of funded debt to total capital was .36 to 1.0, the interest coverage ratio was
5.83 to 1.00 and ALLETE was in compliance with these financial covenants. ALLETE's lines of credit contain a cross-default provision, under which an event of default would arise if other ALLETE obligations in excess of $5.0 million were in default.


--------------------------------------------------------------------------------
                                    PAGE 73

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

11  LONG-TERM DEBT

LONG-TERM DEBT
DECEMBER 31                                            2003            2002
================================================================================
MILLIONS
First Mortgage Bonds
     6.68% Series Due 2007                           $ 20.0          $  20.0
     7% Series Due 2007                                60.0             60.0
     7 1/2% Series Due 2007                            35.0             35.0
     7% Series Due 2008                                50.0             50.0
     6% Pollution Control Series E Due 2022           111.0            111.0
     Floating Rate                                        -            250.0
     6 1/4% Series                                        -             25.0
     7 3/4% Series                                        -             50.0

Senior Notes
     7.70% Series A Due 2006                           90.0             90.0
     7.80% Due 2008                                   125.0            125.0
     8.10% Series B Due 2010                           35.0             35.0

Variable Notes
     Due 2006                                          45.0                -
     Due 2020                                          28.4                -

Capital Lease Obligation Due 2013                      34.5                -

Variable Demand Revenue Refunding
     Bonds Series 1997 A, B, C and D
     Due 2007 - 2020                                   39.0             39.0

Industrial Development Revenue Bonds,
     6.50% Due 2025                                    35.1             35.1

Other Long-Term Debt, 2.0 - 8.8%
     Due 2004 - 2026                                   77.2             55.0
--------------------------------------------------------------------------------
Total Long-Term Debt                                  785.2            980.1

Less Due Within One Year                              (37.5)          (283.7)
--------------------------------------------------------------------------------
Net Long-Term Debt                                   $747.7          $ 696.4
================================================================================

   The aggregate amount of long-term debt maturing during 2004 is $37.5 million ($30.2 million in 2005; $137.1 million in 2006; $119.0 million in 2007; $182.3 million in 2008; and $279.1 million thereafter). Substantially all of our electric plant is subject to the lien of the mortgages securing various first mortgage bonds.
   At December 31, 2003 we had long-term bank lines of credit aggregating $38.0 million ($39.7 million at December 31, 2002). Drawn portions on these lines of credit were $28.8 million in 2003 ($5.5 million in 2002).
   In June 2003 ADESA restructured its financial arrangements with respect to four of its used vehicle auction facilities previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt and the issuance of $45 million of long-term debt. The $28 million of assumed long-term debt matures April 1, 2020 and has a variable interest rate equal to the seven-day AA Financial Commercial Paper Rate plus approximately 1.2%, while the $45 million of long-term debt matures July 30, 2006 and has a variable interest rate of prime or LIBOR plus 1%.
   In July 2003 ALLETE used internally generated funds to retire $25 million in principal amount of the Company's First Mortgage Bonds, Series 6 1/4% due July 1, 2003.
   In July 2003 $250 million in principal amount of the Company's Floating Rate First Mortgage Bonds due October 20, 2003 were redeemed with proceeds from a $250 million credit agreement entered into in July 2003. (See Note 10.)
   In November 2003 ALLETE redeemed $50 million in principal amount of the Company's First Mortgage Bonds, 7 3/4% Series due June 1, 2007. Internally generated funds and proceeds from the sale of Florida Water assets were used to repay the principal, premium and accrued interest, totaling approximately $52.1 million, to the bondholders.
   In December 2003 ADESA recorded $34.5 million of long-term debt in connection with the capital lease obligation of one of its used vehicle auction facilities. The debt matures December 2013 and has a fixed rate of 5%.
   In January 2004 we used internally generated funds to retire approximately $3.5 million in principal amount of Industrial Development Revenue Bonds Series 1994-A, due January 1, 2004.
   ALLETE's long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE not to exceed a maximum ratio of funded debt to total capital of .65 to 1.0. Failure to meet this covenant could give rise to an event of default, if not corrected after notice from the trustee or security holder; in which event ALLETE may need to pursue alternative sources of funding. As of December 31, 2003 ALLETE's ratio of funded debt to total capital was .36 to 1.0 and ALLETE was in compliance with its financial covenants.
   Some of ALLETE's long-term debt arrangements contain "cross-default" provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due.
   The interest rate on the 7.80% Senior Note due 2008 will increase 0.50% to 1.00% in the event of a downgrade in ALLETE's senior unsecured long-term debt ratings below investment grade.
   The 6.68% Series Due 2007 and the 7% Series Due 2007 cannot be redeemed prior to maturity. The 7 1/2% Series Due 2007 are redeemable after August 1, 2005 and the 7% Series Due 2008 are redeemable after March 1, 2006. The remaining debt may be redeemed in whole or in part at our option according to the terms of the obligations.

12  MANDATORILY REDEEMABLE PREFERRED SECURITIES

   In December 2003 ALLETE redeemed through ALLETE Capital I, a wholly owned statutory trust of ALLETE, all $75 million of its 8.05% QUIPS. The redemption price was $25 per QUIPS plus accumulated and unpaid distributions to the redemption date. The QUIPS were issued in March 1996 and represented preferred ownership interests in the assets of ALLETE Capital I. The sole asset of ALLETE Capital I was 8.05% Junior Subordinated Debentures, Series A, Due 2015 issued by ALLETE.


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

13  COMMON STOCK AND EARNINGS PER SHARE

   Our Articles of Incorporation and mortgages contain provisions that, under certain circumstances, would restrict the payment of common stock dividends. As of December 31, 2003 no retained earnings were restricted as a result of these provisions.

SUMMARY OF COMMON STOCK                              SHARES           EQUITY
================================================================================
MILLIONS
Balance at December 31, 2000                          74.7            $576.9
2001    Public Offering                                6.6             150.0
        Employee Stock Purchase Plan                   0.1               1.4
        Invest Direct <F1>                             0.8              18.9
        Other                                          1.7              23.1
--------------------------------------------------------------------------------
Balance at December 31, 2001                          83.9             770.3
2002    Employee Stock Purchase Plan                   0.1               1.4
        Invest Direct <F1>                             0.8              19.6
        Other                                          0.8              23.6
--------------------------------------------------------------------------------
Balance at December 31, 2002                          85.6             814.9
2003    Employee Stock Purchase Plan                   0.1               1.4
        Invest Direct <F1>                             0.8              19.9
        Other                                          0.8              23.0
--------------------------------------------------------------------------------
Balance at December 31, 2003                          87.3            $859.2
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

RECONCILIATION OF
BASIC AND DILUTED                               BASIC        DILUTIVE    DILUTED
EARNINGS PER SHARE                               EPS        SECURITIES     EPS
================================================================================
2003
Income from
  Continuing Operations                        $143.1            -       $143.1
Common Shares                                    82.8          0.5         83.3
Per Share from
  Continuing Operations                         $1.72            -        $1.72
--------------------------------------------------------------------------------
2002
Income from
  Continuing Operations                        $118.9            -       $118.9
Common Shares                                    81.1          0.6         81.7
Per Share from
  Continuing Operations                         $1.47            -        $1.46
--------------------------------------------------------------------------------
2001
Income from
  Continuing Operations                        $128.9            -       $128.9
Common Shares                                    75.8          0.7         76.5
Per Share from
  Continuing Operations                         $1.70            -        $1.68
================================================================================

14 JOINTLY OWNED ELECTRIC FACILITY

   We own 80% of the 534-MW Boswell Energy Center Unit 4 (Boswell Unit 4). While we operate the plant, certain decisions about the operations of Boswell Unit 4 are subject to the oversight of a committee on which we and Wisconsin Public Power, Inc. (WPPI), the owner of the other 20% of Boswell Unit 4, have equal representation and voting rights. Each of us must provide our own financing and is obligated to pay our ownership share of operating costs. Our share of direct operating expenses of Boswell Unit 4 is included in operating expense on our consolidated statement of income. Our 80% share of the original cost included in electric plant at December 31, 2003 was $308 million ($310 million at December 31, 2002). The corresponding accumulated depreciation balance was $176 million at December 31, 2003 ($170 million at December 31, 2002).


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

15 COMMITMENTS, GUARANTEES AND CONTINGENCIES

   SQUARE BUTTE POWER PURCHASE AGREEMENT. Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota Power serves as the operator of the Unit and also purchases power from Square Butte.
   Minnesota Power is entitled to approximately 71% of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by 5% annually, to a minimum of 50%. In December 2003 we received notice from Minnkota Power that they will reduce our output entitlement, effective January 1, 2006, by 5% to approximately 66%.
   Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At December 31, 2003 Square Butte had total debt outstanding of $284.2 million. Total annual debt service for Square Butte is expected to be $22.9 million in each of the years 2004 through 2008. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.
   Minnesota Power's cost of power purchased from Square Butte during 2003 was $52.3 million ($60.9 million in 2002 and $63.3 million in 2001). This reflects Minnesota Power's pro rata share of total Square Butte costs based on the 71% output entitlement in 2003, 2002 and 2001. Included in this amount was Minnesota Power's pro rata share of interest expense of $12.8 million in 2003 ($13.7 million in 2002; $14.2 million in 2001). Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and the FERC.
   LEASING AGREEMENTS. In June 2003 ADESA restructured its financial arrangement with respect to its used vehicle auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These used vehicle auction facilities were previously accounted for as operating leases. The transactions included the assumption of $28 million of long-term debt, the issuance of $45 million of long-term debt and the recognition of $73 million of property, plant and equipment.
   We lease other properties and equipment in addition to those listed above under operating lease agreements with terms expiring through 2032. The aggregate amount of minimum lease payments for all operating leases during 2004 is $14.8 million ($10.6 million in 2005; $8.2 million in 2006; $6.1 million in 2007; $5.7 million in 2008; and $59.0 million thereafter). Total rent expense was $27.4 million in 2003 ($26.7 million in 2002; $26.9 million in 2001).
   SPLIT ROCK ENERGY. We provided up to $50.0 million of credit support, in the form of letters of credit and financial guarantees, to facilitate the power marketing activities of Split Rock Energy. Minimal credit support was outstanding at December 31, 2003 ($7.3 million at December 31, 2002). We withdrew from active participation in Split Rock Energy in February 2004.
   KENDALL COUNTY POWER PURCHASE AGREEMENT. We have 275 MW of nonregulated generation (non rate-base generation sold at market-based rates to the wholesale market) through an agreement with NRG Energy that extends through September 2017. Under the agreement we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit at NRG Energy's Kendall County facility near Chicago, Illinois. The annual fixed capacity charge is $21.8 million. We are also responsible for arranging the natural gas fuel supply. Our strategy is to enter into long-term contracts to sell a significant portion of the 275 MW from the Kendall County facility; the balance will be sold in the spot market through short-term agreements. We currently have 130 MW (100 MW in 2003) of long-term capacity sales contracts for the Kendall County generation, with 50 MW expiring in April 2012 and 80 MW in September 2017. Neither the Kendall County agreement nor the related sales contracts are derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In total, the Kendall County facility operated at a loss in 2003 due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on approximately 175 MW. We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts.
   EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through minority investments in venture capital funds and privately-held start-up companies. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.8 million at December 31, 2003 ($7.7 million at December 31, 2002) and is expected to be invested at various times through 2007.
   ENVIRONMENTAL MATTERS. Our businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed below.


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS


   SWL&P MANUFACTURED GAS PLANT. In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is underway. In February 2003 SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil. During March and April 2003 sediment samples were taken from nearby Superior Bay. The report on the results of this sampling is expected to be completed and sent to the WDNR during the first quarter of 2004. A work plan for additional investigation by SWL&P was filed on December 17, 2003 with the WDNR. This part of the investigation will determine any impact to soil or ground water between the former MGP site and the Superior Bay. Although it is not possible to quantify the potential clean-up cost until the investigation is completed and a work plan is developed, a $0.5 million liability was recorded as of December 31, 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to regulatory prudency review.
   MINNESOTA POWER COAL-FIRED GENERATING FACILITIES. During 2002 Minnesota Power received and responded to a third request from the EPA, under Section 114 of the federal Clean Air Act Amendments of 1990 (Clean Air Act), seeking additional information regarding capital expenditures at all of its coal-fired generating stations. This action is part of an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. We have received no feedback from the EPA based on the information we submitted. There is, however, ongoing litigation involving the EPA and other electric utilities for alleged violations of these rules. It is expected that the outcome of some of the cases could provide the utility industry direction on this topic. We are unable to predict what actions, if any, may be required as a result of the EPA's request for information. As a result, we have not accrued any liability for this environmental matter.
   SQUARE BUTTE GENERATING FACILITY. In June 2002 Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations potentially resulting in new air permit operating conditions.
Minnkota Power has held several meetings with the EPA to discuss the alleged violations. Based on an EPA request, Minnkota Power performed a study related to the technological feasibility of installing various controls for the reduction of nitrogen oxides and sulfur dioxide emissions. Discussions with the EPA are ongoing and we are still unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service.
   ADESA IMPACT TAUNTON FACILITY. In December 2003 the Massachusetts Department of Environmental Protection (MDEP) identified ADESA Impact as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage vehicle auction facility. The wells had elevated levels of MTBE. MTBE is an oxygenating additive in gasoline to reduce harmful emissions. The EPA has identified MTBE as a possible carcinogen. ADESA Impact engaged GeoInsight,an environmental services firm, to conduct tests of its soil and groundwater at the salvage vehicle auction site.
   GeoInsight prepared an immediate response action (IRA) plan, which is required by the MDEP, to determine the extent of the environmental impact and define activities to prevent further environmental contamination. The IRA plan, which was filed on January 24, 2004, describes the initial activities ADESA Impact performed, and proposes additional measures that it will use to further assess the existence of any imminent hazard to human health. In addition, as required by the MDEP, ADESA Impact is conducting an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. GeoInsight does not believe that an imminent hazard condition exists at the Taunton site; however, the investigation and assessment of site conditions are ongoing.
   In December 2003 GeoInsight collected soil samples, conducted groundwater tests and provided oversight for the installation of monitoring wells in various locations on and adjacent to the property adjoining the residential community. The results of the soil and water tests indicated levels of MTBE exceeding MDEP standards. In January 2004 we collected air samples from two residences that we identified as having elevated drinking water concentrations of MTBE. We have determined that inhalation of, or contact exposure to, this air poses minimal risk to human health. In response to our empirical findings, we have proposed to the MDEP that we install granular activated carbon filtration systems in the approximately 30 affected residences.
   ADESA Impact is preparing an IRA status report that must be submitted to the MDEP by March 30, 2004, and will continue to prepare additional reports as necessary. As of December 31, 2003 ADESA Impact has accrued $0.7 million to cover the costs associated with ongoing testing, remediation and cleanup of the site.


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

   ALLETE maintains pollution liability insurance coverage and has filed a claim with respect to this matter. We and our insurer are determining the availability of insurance coverage at this time.
   OTHER. We are involved in litigation arising in the normal course of business. Also in the normal course of business, we are involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to change materially our present liquidity position, nor have a material adverse effect on our financial condition.

16  INCOME TAX EXPENSE

INCOME TAX EXPENSE
YEAR ENDED DECEMBER 31                         2003          2002         2001
================================================================================
MILLIONS
Current Tax Expense
     Federal                                 $ 45.2         $36.4        $51.4
     Foreign                                   14.0          12.6          7.6
     State                                     10.1           7.1          7.7
--------------------------------------------------------------------------------
                                               69.3          56.1         66.7
Deferred Tax Expense (Benefit)
     Federal                                   20.0          14.8          6.9
     Foreign                                      -           0.1          0.2
     State                                      3.1           0.7         (0.1)
--------------------------------------------------------------------------------
                                               23.1          15.6          7.0
Change in Valuation Allowance                   0.9           1.9          1.0
--------------------------------------------------------------------------------
Deferred Tax Credits                           (1.4)         (1.4)        (1.4)
--------------------------------------------------------------------------------
Income Taxes on
     Continuing Operations                     91.9          72.2         73.3
Income Taxes on
     Discontinued Operations                   51.6          12.8          7.2
--------------------------------------------------------------------------------
Total Income Tax Expense                     $143.5         $85.0        $80.5
================================================================================

RECONCILIATION OF TAXES
FROM FEDERAL STATUTORY
RATE TO TOTAL INCOME
TAX EXPENSE
YEAR ENDED DECEMBER 31                         2003          2002        2001
================================================================================
MILLIONS
Tax Computed at Federal
    Statutory Rate                           $133.0         $77.8        $76.7
Increase (Decrease) in Tax
    State Income Taxes - Net of
      Federal Income Tax Benefit               17.3           9.8          8.6
    Foreign Taxes                               1.9           3.0          1.9
    Other                                      (8.7)         (5.6)        (6.7)
--------------------------------------------------------------------------------
Total Income Tax Expense                     $143.5         $85.0        $80.5
================================================================================

INCOME BEFORE INCOME TAXES
YEAR ENDED DECEMBER 31                        2003          2002         2001
================================================================================
MILLIONS
United States                                $341.9        $191.4       $197.3
Canadian                                       38.0          30.8         21.9
--------------------------------------------------------------------------------
Total                                        $379.9        $222.2       $219.2
================================================================================

DEFERRED TAX ASSETS AND LIABILITIES
DECEMBER 31                                               2003         2002
================================================================================
MILLIONS
Deferred Tax Assets
    Employee Benefits and Compensation                  $ 49.7       $ 43.4
    Property Related                                      30.2         27.3
    Investment Tax Credits                                14.8         15.8
    Allowance for Bad Debts                                9.8         11.5
    State NOL Carryover                                    8.7          8.6
    Other                                                 30.6         26.7
--------------------------------------------------------------------------------
        Gross Deferred Tax Assets                        143.8        133.3
Deferred Tax Asset Valuation Allowance                    (8.7)        (7.8)
--------------------------------------------------------------------------------
Total Deferred Tax Assets                                135.1        125.5
--------------------------------------------------------------------------------
Deferred Tax Liabilities
    Property Related                                     229.6        215.7
    Investment Tax Credits                                21.0         22.4
    Intangibles                                           19.7         13.4
    Employee Benefits and Compensation                    15.1          9.0
    Other                                                 10.4          4.8
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities                           295.8        265.3
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                       $160.7       $139.8
================================================================================

   State net operating loss carryforwards of $8.7 million have an $8.2 million valuation allowance, as we believe more likely than not they will expire before they are utilized. These state net operating losses expire between 2004 and 2022.
   UNDISTRIBUTED EARNINGS. Undistributed earnings of our foreign subsidiaries were approximately $24.5 million at December 31, 2003 ($28.8 million at December 31, 2002). Since this amount has been or will be reinvested in property, plant and working capital, we have not recorded the deferred taxes associated with the repatriation of these investments.


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS


17  OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME
                                                        PRE-TAX                TAX EXPENSE            NET-OF-TAX
YEAR ENDED DECEMBER 31                                  AMOUNT                  (BENEFIT)               AMOUNT
====================================================================================================================
MILLIONS
2003
Unrealized Gain (Loss) on Securities
         Gain During the Year                           $  2.4                    $ 1.0                 $ 1.4
         Add: Loss Included in Net Income                  3.5                      1.3                   2.2
--------------------------------------------------------------------------------------------------------------------
               Net Unrealized Gain on Securities           5.9                      2.3                   3.6
Interest Rate Swap                                         0.2                        -                   0.2
Foreign Currency Translation Adjustments                  39.2                        -                  39.2
Additional Pension Liability                             (10.8)                    (4.5)                 (6.3)
--------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                              $ 34.5                    $(2.2)                $36.7
--------------------------------------------------------------------------------------------------------------------
2002
Unrealized Gain (Loss) on Securities
         Loss During the Year                           $(11.8)                   $(4.3)                $(7.5)
         Less: Gain Included in Net Income                 1.0                      0.4                   0.6
--------------------------------------------------------------------------------------------------------------------
               Net Unrealized Loss on Securities         (12.8)                    (4.7)                 (8.1)
Interest Rate Swap                                         2.3                      1.0                   1.3
Foreign Currency Translation Adjustments                   2.6                        -                   2.6
Additional Pension Liability                              (6.0)                    (2.5)                 (3.5)
--------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                $(13.9)                   $(6.2)                $(7.7)
--------------------------------------------------------------------------------------------------------------------
2001
Unrealized Gain (Loss) on Securities
         Gain During the Year                           $  3.6                    $ 1.1                $  2.5
         Less: Gain Included in Net Income                   -                        -                     -
--------------------------------------------------------------------------------------------------------------------
               Net Unrealized Gain on Securities           3.6                      1.1                   2.5
Interest Rate Swap                                        (2.5)                    (1.0)                 (1.5)
Foreign Currency Translation Adjustments                 (11.3)                       -                 (11.3)
--------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                $(10.2)                   $ 0.1                $(10.3)
====================================================================================================================

ACCUMULATED OTHER COMPREHENSIVE INCOME
DECEMBER 31                                                                        2003                  2002
====================================================================================================================
MILLIONS
Unrealized Gain (Loss) on Securities                                              $ 0.8                $ (2.8)
Interest Rate Swap Loss                                                               -                  (0.2)
Foreign Currency Translation Gain (Loss)                                           23.5                 (15.7)
Additional Pension Liability                                                       (9.8)                 (3.5)
--------------------------------------------------------------------------------------------------------------------
                                                                                  $14.5                $(22.2)
====================================================================================================================

18  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

   We have noncontributory defined benefit pension plans covering eligible Corporate and Energy Services' employees. The plans provide defined benefits based on years of service and final average pay. We also have defined contribution pension plans covering substantially all employees, for which the annual aggregate cost was $9.1 million in 2003 ($9.7 million in 2002; $7.1 million in 2001).
   We have postretirement health care and life insurance plans covering eligible Corporate and Energy Services' employees. The postretirement health plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs) established under section 501(c)(9) of the Internal Revenue Code and an irrevocable grantor trust. Contributions deductible for income tax purposes are made directly to the VEBAs; nondeductible contributions are made to the irrevocable grantor trust. Amounts are transferred from the irrevocable grantor trust to the VEBAs when they become deductible for income tax purposes.
   We use a September 30 measurement date for the pension and postretirement health and life plans.


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS

PENSION OBLIGATION AND FUNDED STATUS
AT SEPTEMBER 30                                         2003            2002
================================================================================
MILLIONS
Change in Benefit Obligation
     Obligation, Beginning of Year                     $297.9          $259.1
     Service Cost                                         6.7             5.6
     Interest Cost                                       19.5            19.5
     Actuarial Loss                                      45.7            29.4
     Benefits Paid                                      (16.4)          (15.7)
--------------------------------------------------------------------------------
     Obligation, End of Year                            353.4           297.9
Change in Plan Assets
     Fair Value, Beginning of Year                      265.7           281.9
     Actual Return on Assets                             33.5            (3.3)
     Benefits Paid                                      (16.4)          (15.7)
     Other                                                2.5             2.8
--------------------------------------------------------------------------------
     Fair Value, End of Year                            285.3           265.7
Funded Status                                           (68.1)          (32.2)
     Unrecognized Amounts
          Net Loss                                       82.3            43.3
          Prior Service Cost                              6.0             6.9
          Transition Obligation                           0.3             0.4
--------------------------------------------------------------------------------
Net Asset Recognized                                   $ 20.5          $ 18.4
--------------------------------------------------------------------------------
Amounts Recognized in Consolidated
     Balance Sheet Consist of:
          Prepaid Pension Cost                         $ 31.9          $ 27.8
          Accrued Benefit Liability                     (31.2)          (18.8)
          Intangible Asset                                3.0             3.4
          Accumulated Other
            Comprehensive Income                         16.8             6.0
--------------------------------------------------------------------------------
Net Asset Recognized                                   $ 20.5          $ 18.4
================================================================================

COMPONENTS OF NET PERIODIC PENSION EXPENSE (INCOME)
YEAR ENDED DECEMBER 31                     2003          2002            2001
================================================================================
MILLIONS
Service Cost                             $  6.7        $  5.6          $  4.4
Interest Cost                              19.5          19.5            18.3
Expected Return on Assets                 (28.8)        (30.4)          (29.6)
Amortized Amounts
     Unrecognized Gain                        -          (1.4)           (2.5)
     Prior Service Cost                     0.9           0.8             0.5
     Transition Obligation                  0.2           0.2             0.5
--------------------------------------------------------------------------------
Net Pension Income                       $ (1.5)       $ (5.7)         $ (8.4)
================================================================================

INFORMATION FOR PENSION PLAN WITH AN ACCUMULATED
BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
AT SEPTEMBER 30                                         2003            2002
================================================================================
MILLIONS
Projected Benefit Obligation                           $137.8          $114.1
Accumulated Benefit Obligation                         $118.1           $99.8
Fair Value of Plan Assets                               $95.1           $88.6
================================================================================

ADDITIONAL PENSION INFORMATION
YEAR ENDED DECEMBER 31                     2003         2002            2001
================================================================================
MILLIONS
Increase in Minimum Liability
     Included in Other
     Comprehensive Income                 $10.8         $6.0               -
================================================================================

   The accumulated benefit obligation for all defined benefit pension plans was $303.5 million and $259.3 million at September 30, 2003 and 2002, respectively.

POSTRETIREMENT HEALTH AND LIFE
OBLIGATION AND FUNDED STATUS
AT SEPTEMBER 30                                          2003           2002
================================================================================
MILLIONS
Change in Benefit Obligation
     Obligation, Beginning of Year                     $ 99.5         $ 78.5
     Service Cost                                         3.7            2.9
     Interest Cost                                        6.6            5.9
     Actuarial Loss                                      10.8           15.0
     Participant Contributions                            0.9            1.1
     Benefits Paid                                       (4.3)          (3.9)
--------------------------------------------------------------------------------
     Obligation, End of Year                            117.2           99.5
Change in Plan Assets
     Fair Value, Beginning of Year                       39.5           38.7
     Actual Return on Assets                              6.6           (1.5)
     Employer Contribution                                8.2            5.1
     Participant Contributions                            0.9            1.1
     Benefits Paid                                       (4.3)          (3.9)
--------------------------------------------------------------------------------
     Fair Value, End of Year                             50.9           39.5
Funded Status                                           (66.3)         (60.0)
     Unrecognized Amounts
          Net Loss                                       23.9           15.1
          Transition Obligation                          22.4           25.0
--------------------------------------------------------------------------------
Accrued Cost                                           $(20.0)        $(19.9)
================================================================================

   Under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," only assets in the VEBAs are treated as plan assets in the table above for the purpose of determining funded status. In addition to the postretirement health and life assets reported above, we had $20.2 million in an irrevocable grantor trust at December 31, 2003 ($15.1 million at December 31, 2002). We consolidate the irrevocable grantor trust and it is included in Investments on our consolidated balance sheet.

COMPONENTS OF NET PERIODIC POSTRETIREMENT
HEALTH AND LIFE EXPENSE
YEAR ENDED DECEMBER 31                       2003         2002          2001
================================================================================
MILLIONS
Service Cost                                $ 3.7        $ 2.9         $ 2.7
Interest Cost                                 6.6          5.9           5.3
Expected Return on Assets                    (4.0)        (3.9)         (3.5)
Amortized Amounts
     Unrecognized Gain                        0.1         (0.2)         (0.9)
     Transition Obligation                    2.4          2.4           2.4
--------------------------------------------------------------------------------
Net Expense                                 $ 8.8        $ 7.1         $ 6.0
================================================================================

--------------------------------------------------------------------------------
                                    PAGE 80

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS


WEIGHTED-AVERAGE ASSUMPTIONS USED TO
DETERMINE BENEFIT OBLIGATIONS
AT SEPTEMBER 30                                  2003               2002
================================================================================
Discount Rate                                       6.0%              6.75%
Rate of Compensation Increase                 3.5 - 4.5%         3.5 - 4.5%
Health Care Trend Rates:
     Trend Rate                                      10%                10%
     Ultimate Trend Rate                              5%                 5%
     Year Ultimate Trend Rate Effective             2008               2008
================================================================================

WEIGHTED-AVERAGE ASSUMPTIONS
USED TO DETERMINE NET PERIODIC
BENEFIT COSTS
YEAR ENDED DECEMBER 31                2003             2002              2001
================================================================================
Discount Rate                           6.75%             7.75%            8.00%
Expected Long-Term
     Return on Plan Assets:
         Pension                         9.5%             10.0%           10.25%
         Postretirement
           Health and Life         7.6 - 9.5%       8.0 - 10.0%      6.0 - 10.0%
Rate of Compensation
     Increase                      3.5 - 4.5%        3.5 - 4.5%       3.5 - 4.5%
================================================================================

   In establishing the expected long-term return on plan assets, we consider the diversification and allocation of plan assets, the actual long-term historical performance for the type of securities invested in, the actual long-term historical performance of plan assets and the impact of current economic conditions, if any, on long-term historical returns. The expected long-term return on plan assets used to determine 2004 pension expense is 9.0%.

SENSITIVITY OF A ONE-PERCENTAGE-POINT
CHANGE IN HEALTH CARE TREND RATES
                                            ONE PERCENT            ONE PERCENT
                                              INCREASE               DECREASE
================================================================================
MILLIONS
Effect on Total of Postretirement
Health and Life Service
and Interest Cost                               $1.9                  $(1.4)

Effect on Postretirement Health
and Life Obligation                            $18.8                 $(12.6)
================================================================================

PLAN ASSET ALLOCATIONS
AT SEPTEMBER 30                                   2003               2002
================================================================================
Pension Plan Asset Categories:
      Equity Securities                            61.6%              44.0%
      Debt Securities                              27.8               32.9
      Real Estate                                   2.8               12.1
      Venture Capital                               5.6                9.0
      Cash                                          2.2                2.0
--------------------------------------------------------------------------------
                                                  100.0%             100.0%
--------------------------------------------------------------------------------
Postretirement Health and Life
Asset Categories (includes VEBAs
and irrevocable grantor trust):
      Equity Securities                            62.2%              56.4%
      Debt Securities                              36.3               43.6
      Cash                                          1.5                  -
--------------------------------------------------------------------------------
                                                  100.0%             100.0%
================================================================================

   Pension plan equity securities include ALLETE common stock in the amounts of $25.8 million (9.1% of total plan assets) and $20.3 million (7.7% of total plan assets) at September 30, 2003 and 2002, respectively.
   To achieve strong returns within managed risk we diversify our asset portfolio to approximate the target allocations in the table below. Equity securities are diversified among domestic companies with large, mid and small market capitalizations, as well as investments in international companies. In addition, all debt securities must have a Standard & Poor's credit rating of A or higher.

PLAN ASSET TARGET ALLOCATIONS
================================================================================
Pension Plan Asset Categories:
      Equity Securities                                          58%
      Debt Securities                                            30
      Real Estate                                                 5
      Venture Capital                                             6
      Cash                                                        1
--------------------------------------------------------------------------------
                                                                100%
--------------------------------------------------------------------------------
Postretirement Health and Life
Asset Categories (includes VEBAs
and irrevocable grantor trust):
      Equity Securities                                          62%
      Debt Securities                                            35
      Cash                                                        3
--------------------------------------------------------------------------------
                                                                100%
================================================================================

   We expect to contribute approximately $8 million to our defined benefit pension plans and $7 million to our postretirement health and life plans in 2004.

--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS


19  EMPLOYEE STOCK AND INCENTIVE PLANS

   EMPLOYEE STOCK OWNERSHIP PLAN. We sponsor a leveraged employee stock ownership plan (ESOP) within the Retirement Savings and Stock Ownership Plan that covers eligible Corporate and Energy Services' employees. In 1989 the ESOP used the proceeds from a $16.5 million third-party loan, guaranteed by us, to purchase 1.2 million shares of our common stock on the open market. The remaining principal balance on the loan was refinanced in 2002. The refinanced loan has a variable interest rate based on LIBOR and matures on December 31, 2004. In 1990 the ESOP issued a $75 million note (term not to exceed 25 years at 10.25%) to us as consideration for 5.6 million shares of our newly issued common stock. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less available dividends received by the ESOP. The majority of dividends received by the ESOP are used to pay debt service, with the balance distributed to certain participants. The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to participants, based on the proportion of debt service paid in the year. The third-party debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned ESOP shares on our consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; available dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $3.7 million in 2003 ($3.9 million in 2002; $2.6 million in 2001).

YEAR ENDED DECEMBER 31                   2003            2002         2001
================================================================================
MILLIONS
ESOP Shares
    Allocated                              3.6            3.8           3.9
    Unreleased                             3.4            3.7           4.0
--------------------------------------------------------------------------------
    Total                                  7.0            7.5           7.9
--------------------------------------------------------------------------------
Fair Value of Unreleased Shares         $105.0          $84.0        $100.3
================================================================================

   STOCK OPTION AND AWARD PLANS. We have an Executive Long-Term Incentive Compensation Plan (Executive Plan) and a Director Long-Term Stock Incentive Plan (Director Plan). The Executive Plan allows for the grant of up to 9.7 million shares of our common stock to key employees. To date, these grants have taken the form of stock options, performance share awards and restricted stock awards. The Director Plan allows for the grant of up to 0.3 million shares of our common stock to nonemployee directors. Each nonemployee director receives an annual grant of 1,500 stock options and a biennial grant of performance shares equal to $10,000 in value of common stock at the date of grant. Stock options are exercisable at the market price of common shares on the date the options are granted, and vest in equal annual installments over two years with expiration ten years from the date of grant. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of ALLETE. Restricted stock vests once certain periods of time have elapsed. At December 31, 2003, 3.8 million and 0.1 million shares were held in reserve for future issuance under the Executive Plan and Director Plan, respectively.

                                                                AVERAGE
                                                               EXERCISE
STOCK OPTION ACTIVITY                       OPTIONS              PRICE
================================================================================
OPTIONS IN MILLIONS
2003
Outstanding, Beginning of Year                 2.3              $22.48
Granted                                        0.7              $20.59
Exercised                                     (0.6)             $20.44
Cancelled                                     (0.1)             $22.71
--------------------------------------------------------------------------------
Outstanding, End of Year                       2.3              $21.49
--------------------------------------------------------------------------------
Exercisable, End of Year                       1.4              $22.42
Fair Value of Options Granted
    During the Year                          $2.72
--------------------------------------------------------------------------------
2002
Outstanding, Beginning of Year                 2.3              $20.18
Granted                                        0.8              $25.92
Exercised                                     (0.7)             $18.70
Cancelled                                     (0.1)             $23.77
--------------------------------------------------------------------------------
Outstanding, End of Year                       2.3              $22.48
--------------------------------------------------------------------------------
Exercisable, End of Year                       1.3              $20.23
Fair Value of Options Granted
    During the Year                          $4.55
--------------------------------------------------------------------------------
2001
Outstanding, Beginning of Year                 2.4              $18.52
Granted                                        0.8              $23.63
Exercised                                     (0.8)             $18.39
Cancelled                                     (0.1)             $21.05
--------------------------------------------------------------------------------
Outstanding, End of Year                       2.3              $20.18
--------------------------------------------------------------------------------
Exercisable, End of Year                       1.2              $19.55
Fair Value of Options Granted
    During the Year                          $3.89
================================================================================


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS


   At December 31, 2003 options outstanding consisted of 0.2 million with an exercise price of $13.69 to $16.25, and 2.1 million with an exercise price of $20.51 to $25.68. The options with an exercise price of $13.69 to $16.25 have an average remaining contractual life of 5.4 years with 0.2 million exercisable on December 31, 2003 at an average price of $15.82. The options with an exercise price of $20.51 to $25.68 have an average remaining contractual life of 7.5 years with 1.2 million exercisable on December 31, 2003 at an average price of $23.53.
   A total of 0.1 million performance share grants were awarded in February 2004 for performance periods ending in 2005 and 2006. The ultimate issuance is contingent upon the attainment of certain future performance goals of ALLETE during the performance periods. The grant date fair value of the performance share awards was $1.9 million.
   A total of 0.3 million performance share grants were awarded in 2002 and 2003 for the performance period ended December 31, 2003. The grant date fair value of the share awards was $8.3 million. In early 2004, 50% of the shares will be issued with the balance to be issued in 2005.
   In February 2004 we granted stock options to purchase approximately 0.1 million shares of common stock (exercise price of $32.55 per share).
   EMPLOYEE STOCK PURCHASE PLAN. We have an Employee Stock Purchase Plan that permits eligible employees to buy up to $23,750 per year of our common stock at 95% of the market price. At December 31, 2003, 1.3 million shares had been issued under the plan and 0.5 million shares were held in reserve for future issuance.

20  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year. Financial results for 2003 included a $71.6 million, or $0.86 per share, after-tax gain on the sale of substantially all our Water Services businesses ($0.2 million first quarter and second quarter; $3.0 million, or $0.04 per share, third quarter; $68.2 million, or $0.82 per share, fourth quarter). The gain was net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets. Financial results for the first quarter of 2002 included charges of $1.6 million, or $0.02 per share and the second quarter of 2002 included $2.3 million, or $0.03 per share, of charges related to exiting our vehicle transport business and retail store. Financial results for the fourth quarter of 2002 included a $5.5 million, or $0.07 per share, charge related to the indefinite delay of a generation project in Superior, Wisconsin.

QUARTER ENDED                                        MAR. 31      JUN. 30     SEPT. 30     DEC. 31
====================================================================================================
MILLIONS EXCEPT
  EARNINGS PER SHARE
2003
Operating Revenue                                    $422.9        $409.9      $397.1      $388.9
Operating Income from
    Continuing Operations                             $62.4         $62.1       $65.3       $45.2
Net Income
    Continuing Operations                             $38.0         $37.1       $39.4       $28.6
    Discontinued Operations                             6.3           7.3         8.2        71.5
----------------------------------------------------------------------------------------------------
                                                      $44.3         $44.4       $47.6      $100.1
Earnings Available for
    Common Stock                                      $44.3         $44.4       $47.6      $100.1
Earnings Per Share of
    Common Stock
Basic
    Continuing Operations                             $0.46         $0.45       $0.47       $0.34
    Discontinued Operations                            0.08          0.09        0.10        0.86
----------------------------------------------------------------------------------------------------
                                                      $0.54         $0.54       $0.57       $1.20
Diluted
    Continuing Operations                             $0.46         $0.45       $0.47       $0.34
    Discontinued Operations                            0.08          0.08        0.10        0.86
----------------------------------------------------------------------------------------------------
                                                      $0.54         $0.53       $0.57       $1.20

2002
Operating Revenue                                    $367.2        $374.9      $387.9      $364.3
Operating Income from
    Continuing Operations                             $54.7         $55.6       $60.5       $20.3
Net Income
    Continuing Operations                             $33.2         $33.7       $38.3       $13.7
    Discontinued Operations                             2.0           5.1         6.8         4.4
----------------------------------------------------------------------------------------------------
                                                      $35.2         $38.8       $45.1       $18.1
Earnings Available for
    Common Stock                                      $35.2         $38.8       $45.1       $18.1
Earnings Per Share of
    Common Stock
Basic
    Continuing Operations                             $0.42         $0.41       $0.47       $0.17
    Discontinued Operations                            0.02          0.07        0.08        0.05
----------------------------------------------------------------------------------------------------
                                                      $0.44         $0.48       $0.55       $0.22
Diluted
    Continuing Operations                             $0.42         $0.40       $0.47       $0.17
    Discontinued Operations                            0.02          0.07        0.08        0.05
----------------------------------------------------------------------------------------------------
                                                      $0.44         $0.47       $0.55       $0.22
====================================================================================================


--------------------------------------------------------------------------------

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE
                                       [PRICEWATERHOUSECOOPERS LLP LOGO OMITTED]
To the Board of Directors
of ALLETE, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 9, 2004, except as to Note 3 which is as of March 8, 2004 appearing on page 60 of this Form 10-K of ALLETE, Inc. and its subsidiaries also included an audit of the Financial Statement Schedule listed in Item 15(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 9, 2004


--------------------------------------------------------------------------------

                                                                                                          SCHEDULE II
ALLETE
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                           ADDITIONS
                                                     BALANCE AT      --------------------   DEDUCTIONS    BALANCE AT
                                                     BEGINNING        CHARGED      OTHER       FROM         END OF
FOR THE YEAR ENDED DECEMBER 31                        OF YEAR        TO INCOME    CHANGES    RESERVES<F1>   PERIOD
=====================================================================================================================
MILLIONS
Reserve Deducted from Related Assets
  Reserve For Uncollectible Accounts
    2003     Trade Accounts Receivable                $ 8.8            $ 3.1         -        $ 3.5         $ 8.4
             Finance Receivables - Current             20.0             14.8         -         16.8          18.0
             Finance Receivables - Long-Term            1.7                -         -          0.5           1.2
    2002     Trade Accounts Receivable                  6.1              5.7         -          3.0           8.8
             Finance Receivables - Current             20.5             17.2         -         17.7          20.0
             Finance Receivables - Long-Term            2.7              0.4         -          1.4           1.7
    2001     Trade Accounts Receivable                  5.1              4.4         -          3.4           6.1
             Finance Receivables - Current             19.8             19.3         -         18.6          20.5
             Finance Receivables - Long-Term            2.6              0.2         -          0.1           2.7
  Deferred Asset Valuation Allowance
    2003     Deferred Tax Assets                        7.8              0.9         -            -           8.7
    2002     Deferred Tax Assets                        6.0              1.8         -            -           7.8
    2001     Deferred Tax Assets                        5.0              1.0         -            -           6.0
=====================================================================================================================

<F1> Reserve for uncollectible accounts includes bad debts written off.


--------------------------------------------------------------------------------
                                    PAGE 84

                             ALLETE FORM 10-K 2003
--------------------------------------------------------------------------------
                               EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

    2(b) - Stock Purchase  Agreement  (without  Exhibits  and  Schedules), dated
           November 20, 2003, by and between Philadelphia Suburban Corporation, (now Aqua America, Inc.) as Purchaser, and ALLETE Water Services, Inc., as Shareholder.

  10(o)3 - Amended  Wholesale  Power  Coordination   and   Dispatch    Operating
           Agreement, dated January 30, 2004, between Minnesota Power, Inc. (now ALLETE) and Split Rock Energy LLC.

   10(p) - Amended  and  Restated  Withdrawal  Agreement  (without Exhibits  and
           Schedules), dated January 30, 2004, by and between Great River Energy and Minnesota Power (now ALLETE). [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.]

   10(s) - Third  Amended  and  Restated  Committed  Facility  Letter   (without
           Exhibits), dated December 23, 2003, to ALLETE from LaSalle Bank National Association, as Agent.

 +10(t)2 - November 2003 Amendment to the Minnesota Power (now ALLETE) Executive
           Annual Incentive Plan.

  +10(u) - ALLETE and  Affiliated  Companies Supplemental  Executive  Retirement
           Plan,  as  amended   and restated, effective January 1, 2004.

 +10(v)2 - Amendments  through  December  2003  to  the  Minnesota  Power    and
           Affiliated Companies Executive Investment Plan-I.

 +10(w)2 - Amendments  through   December  2003  to  the  Minnesota  Power   and
           Affiliated Companies  Executive Investment Plan-II.

 +10(z)2 - Amendments through December 2003 to the Minnesota Power (now  ALLETE)
           Director Stock Plan.

+10(aa)2 - October 2003 Amendment to  the  Minnesota Power (now ALLETE) Director
           Compensation Deferral Plan.

      12 - Computation of Ratios of Earnings to Fixed Charges (Unaudited).

   23(a) - Consent of Independent Accountants.

   23(b) - Consent of General Counsel.

   31(a) - Rule  13a-14(a)/15d-14(a)  Certification   by   the  Chief  Executive
           Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31(b) - Rule   13a-14(a)/15d-14(a)  Certification  by  the  Chief   Financial
           Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 - Section 1350  Certification of  Annual  Report by the Chief Executive
           Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.