Form 10-Q
period 2004-03-31
ALLETE INC
filed 2004-04-30
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2004

                                       or

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


                           Common Stock, no par value,
                          88,243,607 shares outstanding
                              as of March 31, 2004

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                            3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 2004 and December 31, 2003                       4

              Consolidated Statement of Income -
                   Quarter Ended March 31, 2004 and 2003                      5

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 2004 and 2003                      6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       17

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               24

         Item 4.   Controls and Procedures                                   25

Part II. Other Information

         Item 1.   Legal Proceedings                                         25

         Item 5.   Other Information                                         26

         Item 6.   Exhibits and Reports on Form 8-K                          27

Signatures                                                                   28


1                     ALLETE First Quarter 2004 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.


ABBREVIATION OR ACRONYM               TERM
--------------------------------------------------------------------------------

2003 Form 10-K                        ALLETE's Annual Report on Form 10-K for
                                          the Year Ended December 31, 2003
ADESA Impact                          Collectively, Automotive Recovery
                                          Services, Inc. and Impact Auto
                                          Auctions Ltd.
AFC                                   Automotive Finance Corporation
ALLETE                                ALLETE, Inc.
ALLETE Properties                     ALLETE Properties, Inc.
APB                                   Accounting Principles Board
Company                               ALLETE, Inc. and its subsidiaries
EBITDA                                Earnings Before Interest, Taxes,
                                          Depreciation and Amortization Expense
EPA                                   Environmental Protection Agency
ESOP                                  Employee Stock Ownership Plan
FASB                                  Financial Accounting Standards Board
FERC                                  Federal Energy Regulatory Commission
Florida Water                         Florida Water Services Corporation
FPSC                                  Florida Public Service Commission
GAAP                                  Generally Accepted Accounting Principles
                                          in the United States
GeoInsight                            GeoInsight, Inc.
IPO                                   Initial Public Offering
LIBOR                                 London Interbank Offered Rate
Minnesota Power                       An operating division of ALLETE, Inc.
Minnkota Power                        Minnkota Power Cooperative, Inc.
MDEP                                  Massachusetts Department of Environmental
                                          Protection
MGP                                   Manufactured Gas Plant
MPUC                                  Minnesota Public Utilities Commission
MTBE                                  Methyl Tertiary-Butyl Ether
MW                                    Megawatt(s)
NCUC                                  North Carolina Utilities Commission
NRG Energy                            NRG Energy, Inc.
PSCW                                  Public Service Commission of Wisconsin
SEC                                   Securities and Exchange Commission
SFAS                                  Statement of Financial Accounting
                                          Standards No.
Split Rock Energy                     Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative
SWL&P                                 Superior Water, Light and Power Company
Taconite Harbor                       Taconite Harbor Energy Center
WDNR                                  Wisconsin Department of Natural Resources


                       ALLETE First Quarter 2004 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

   - our ability to successfully implement our strategic objectives, including the completion and impact of the proposed IPO and spin-off of our Automotive Services business and the sale of our Water Services businesses;
   -  war and acts of terrorism;
   - prevailing governmental policies and regulatory actions, including those of the United States Congress, Canadian federal government, state and provincial legislatures, the FERC, the MPUC, the FPSC, the NCUC, the PSCW, and various county regulators and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs) as well as vehicle-related laws, including vehicle brokerage and auction laws;
   - unanticipated effects of restructuring initiatives in the electric and automotive industries;
   -  economic and geographic factors, including political and economic risks;
   -  changes in and compliance with environmental and safety laws and policies;
   -  weather conditions;
   -  natural disasters;
   -  market factors affecting supply and demand for used vehicles;
   -  wholesale power market conditions;
   -  population growth rates and demographic patterns;
   - the effects of competition, including competition for retail and wholesale customers, as well as sellers and buyers of vehicles;
   -  pricing and transportation of commodities;
   -  changes in tax rates or policies or in rates of inflation;
   -  unanticipated project  delays or changes in project costs;
   -  unanticipated  changes in operating expenses and capital expenditures;
   -  capital market conditions;
   -  competition for economic expansion or development opportunities;
   -  our ability to manage expansion and integrate acquisitions; and
   - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7. under the heading "Factors that May Affect Future Results" beginning on page 46 of our 2003 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in our 2003 Form 10-K and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

3                      ALLETE First Quarter 2004 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                          ALLETE
                                                CONSOLIDATED BALANCE SHEET
                                                   Millions - Unaudited

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2004               2003
------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  297.5           $  223.0
     Accounts Receivable (Less Allowance of $26.7 and $26.4)                           599.3              403.8
     Inventories                                                                        35.7               37.9
     Prepayments and Other                                                              15.1               15.8
     Discontinued Operations                                                            13.5               14.9
------------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           961.1              695.4

Property, Plant and Equipment - Net                                                  1,493.4            1,499.0

Investments                                                                            189.4              204.6

Goodwill                                                                               510.5              511.0

Other Intangible Assets                                                                 31.1               33.3

Other Assets                                                                            78.2               70.1

Discontinued Operations                                                                 89.7               87.9
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $3,353.4           $3,101.3
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  475.0          $   243.9
     Accrued Taxes and Interest                                                         53.3               35.2
     Notes Payable                                                                      53.0               53.0
     Long-Term Debt Due Within One Year                                                 36.0               37.5
     Other                                                                              87.4              107.1
     Discontinued Operations                                                            17.3               49.5
------------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      722.0              526.2

Long-Term Debt                                                                         747.9              747.7

Accumulated Deferred Income Taxes                                                      165.9              160.7

Other Liabilities                                                                      163.9              161.5

Discontinued Operations                                                                 41.9               45.0

Commitments and Contingencies
------------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                            1,841.6            1,641.1
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     88.2 and 87.3 Shares Outstanding                                                  882.4              859.2

Unearned ESOP Shares                                                                   (44.6)             (45.4)

Accumulated Other Comprehensive Gain                                                    12.4               14.5

Retained Earnings                                                                      661.6              631.9
------------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                   1,511.8            1,460.2
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,353.4           $3,101.3
------------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of these statements.

                       ALLETE First Quarter 2004 Form 10-Q                     4


                                                          ALLETE
                                             CONSOLIDATED STATEMENT OF INCOME
                                      Millions Except Per Share Amounts - Unaudited

                                                                                                 QUARTER ENDED
                                                                                                   MARCH 31,
                                                                                               2004          2003
------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Energy Services
         Regulated Utility                                                                    $141.4        $138.0
         Nonregulated                                                                           40.9          41.1
     Automotive Services                                                                       247.7         232.9
     Investments                                                                                28.5          10.9
------------------------------------------------------------------------------------------------------------------------

         Total Operating Revenue                                                               458.5         422.9
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power
         Regulated Utility                                                                      57.1          56.0
         Nonregulated                                                                           11.8          11.4
     Operations
         Regulated Utility                                                                      57.4          57.8
         Nonregulated                                                                           28.5          28.3
         Automotive and Investments                                                            203.4         190.1
     Interest                                                                                   13.1          16.9
------------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                                              371.3         360.5
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                                                     87.2          62.4

INCOME TAX EXPENSE                                                                              34.1          24.4
------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                               53.1          38.0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAX                                         (0.6)          6.3
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                    $ 52.5        $ 44.3
------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                                                      84.3          82.2
     Diluted                                                                                    84.8          82.3
------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED
     EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         Continuing Operations                                                                 $0.63         $0.46
         Discontinued Operations                                                               (0.01)         0.08
------------------------------------------------------------------------------------------------------------------------

                                                                                               $0.62         $0.54
------------------------------------------------------------------------------------------------------------------------


DIVIDENDS PER SHARE OF COMMON STOCK                                                          $0.2825       $0.2825
------------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of these statements.

5                      ALLETE First Quarter 2004 Form 10-Q

                                                          ALLETE
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Millions - Unaudited

                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     2004                    2003
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net Income                                                                   $ 52.5                  $ 44.3
       Depreciation and Amortization                                                  21.7                    20.9
       Deferred Income Taxes                                                           3.6                    10.6
       Gain on Sale of Plant                                                             -                   (12.5)
       Changes in Operating Assets and Liabilities
          Accounts Receivable                                                       (194.5)                  (79.0)
          Inventories                                                                  2.2                     4.4
          Prepayments and Other                                                        1.3                    (1.0)
          Accounts Payable                                                           228.9                   123.5
          Other Current Liabilities                                                  (32.5)                  (17.8)
       Other Assets                                                                   (8.6)                   (4.9)
       Other Liabilities                                                               2.4                    (2.4)
------------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                          77.0                    86.1
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Available-For-Sale Securities                             1.4                       -
       Changes to Investments                                                         11.1                    (3.0)
       Additions to Property, Plant and Equipment                                    (16.6)                  (27.1)
       Other                                                                           4.4                    (9.6)
------------------------------------------------------------------------------------------------------------------------

              Cash from (for) Investing Activities                                     0.3                   (39.7)
------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       23.2                    11.3
       Issuance of Long-Term Debt                                                      2.8                    11.1
       Changes in Notes Payable - Net                                                  0.9                   (58.1)
       Reductions of Long-Term Debt                                                   (4.3)                   (2.9)
       Dividends on Common Stock                                                     (22.8)                  (22.2)
------------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                           (0.2)                  (60.8)
------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (2.5)                   13.0
------------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                   74.6                    (1.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     229.5                   203.0
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $304.1                  $201.6
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
          Interest - Net of Capitalized                                              $18.4                   $21.7
          Income Taxes                                                               $29.6                    $1.3

------------------------------------------------------------------------------------------------------------------------

<F1>  Included $6.6 million of cash from Discontinued Operations at March 31, 2004 ($7.9 million at March 31, 2003).

                             The accompanying notes are an integral part of these statements.


                       ALLETE First Quarter 2004 Form 10-Q                     6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2003 Form 10-K. In our opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of the results for the year.

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                           ENERGY SERVICES
                                                                        ---------------------                    INVESTMENTS
                                                                        REGULATED     NON-       AUTOMOTIVE     AND CORPORATE
                                                       CONSOLIDATED      UTILITY    REGULATED     SERVICES         CHARGES
--------------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED MARCH 31, 2004

Operating Revenue                                         $458.5         $141.4        $40.9        $247.7<F3>       $28.5
Operation and Other Expense                                336.5          104.6         37.8         179.5            14.6
Depreciation and Amortization Expense                       21.7            9.9          2.5           9.3               -
Interest Expense                                            13.1            4.7          0.3           4.0             4.1
--------------------------------------------------------------------------------------------------------------------------------

Operating Income from Continuing Operations                 87.2           22.2          0.3          54.9             9.8
Income Tax Expense (Benefit)                                34.1            8.3         (0.1)         21.6             4.3
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                           53.1           13.9          0.4          33.3             5.5
Loss from Discontinued Operations - Net of Tax              (0.6)<F1>         -            -             -               -
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                $ 52.5<F1>     $ 13.9        $ 0.4        $ 33.3           $ 5.5
--------------------------------------------------------------------------------------------------------------------------------

Total Assets                                            $3,353.4<F2>     $970.7       $234.1      $1,900.8<F4>      $144.6
Property, Plant and Equipment - Net                     $1,493.4         $728.3       $189.0        $572.1            $4.0
Accumulated Depreciation                                  $854.9         $700.7        $45.2        $109.0               -
Capital Expenditures                                       $16.6<F2>      $10.9         $2.8          $1.3            $0.1


FOR THE QUARTER ENDED MARCH 31, 2003

Operating Revenue                                         $422.9         $138.0        $41.1       $ 232.9<F3>       $10.9
Operation and Other Expense                                322.7          103.5         37.2         176.2             5.8
Depreciation and Amortization Expense                       20.9           10.3          2.5           8.1               -
Interest Expense                                            16.9            5.2          0.4           4.4             6.9
--------------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations          62.4           19.0          1.0          44.2            (1.8)
Income Tax Expense (Benefit)                                24.4            7.6          0.2          17.5            (0.9)
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                    38.0           11.4          0.8          26.7            (0.9)
Income from Discontinued Operations - Net of Tax             6.3<F1>          -            -           0.5               -
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                         $ 44.3<F1>     $ 11.4       $  0.8        $ 27.2           $(0.9)
--------------------------------------------------------------------------------------------------------------------------------

Total Assets                                            $3,273.7<F2>     $915.2       $208.0      $1,603.5<F4>      $161.8
Property, Plant and Equipment - Net                     $1,388.4         $728.4       $165.9        $490.1            $4.0
Accumulated Depreciation                                  $801.7         $677.5        $38.6         $85.6               -
Capital Expenditures                                       $27.1<F2>      $10.2         $3.5          $7.2               -

--------------------------------------------------------------------------------------------------------------------------------

<F1> Included a $0.6 million loss from the Water Services businesses in 2004 ($5.8 million of income in 2003).
<F2> Discontinued Operations represented $103.2 million of total assets in 2004 ($385.2 million in 2003) and $1.5 million of capital expenditures in 2004 ($6.2 million in 2003).
<F3> Included $45.8 million of Canadian operating revenue in 2004 ($40.1 million in 2003).
<F4> Included $273.5 million of Canadian assets in 2004 ($198.0 million in 2003).

7                      ALLETE First Quarter 2004 Form 10-Q

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

At March 31, 2004 AFC managed total finance receivables of $618 million ($539 million at December 31, 2003), of which $527 million had been sold to the special purpose subsidiary ($464 million at December 31, 2003). The special purpose subsidiary then in turn sold, with recourse to the special purpose subsidiary, $350 million to the bank conduit facility at March 31, 2004 ($334 million at December 31, 2003) leaving $268 million of finance receivables recorded on our consolidated balance sheet at March 31, 2004 ($205 million at December 31, 2003).

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

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized for performance share awards was approximately $0.4 million for the first three months of 2004 ($0.7 million for the first three months of 2003). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

                                                                                                QUARTER ENDED
EFFECT OF SFAS 123                                                                                MARCH 31,
ACCOUNTING FOR STOCK-BASED COMPENSATION                                                     2004            2003
--------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Net Income
     As Reported                                                                           $52.5            $44.3
     Less: Employee Stock Compensation Expense
           Determined Under SFAS 123 - Net of Tax                                           (0.1)            (0.1)
--------------------------------------------------------------------------------------------------------------------

     Pro Forma Net Income                                                                  $52.4            $44.2
--------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
     As Reported                                                                           $0.62            $0.54
     Pro Forma                                                                             $0.62            $0.54

Diluted Earnings Per Share
     As Reported                                                                           $0.62            $0.54
     Pro Forma                                                                             $0.62            $0.54
--------------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                           2004                            2003
--------------------------------------------------------------------------------------------------------------------
Risk-Free Interest Rate                                                     3.3%                           3.1%
Expected Life - Years                                                          5                              5
Expected Volatility                                                        28.1%                          25.2%
Dividend Growth Rate                                                          2%                             2%
--------------------------------------------------------------------------------------------------------------------

                       ALLETE First Quarter 2004 Form 10-Q                     8

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


NOTE 3.    SPIN-OFF AND IPO OF AUTOMOTIVE SERVICES

In October 2003 our Board of Directors approved a plan to spin off to ALLETE shareholders our Automotive Services business which will become a publicly traded company doing business as ADESA, Inc. The spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive a pro rata number of shares of ADESA common stock for each share of ALLETE common stock they own. The spin-off is subject to the approval of the final plan by ALLETE's Board of Directors, favorable market conditions, receipt of tax opinions, satisfaction of SEC requirements and other customary conditions, and is expected to occur in the third quarter of 2004. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we will report the Automotive Services business in discontinued operations after the spin-off.

In March 2004 our Board of Directors approved an IPO of approximately $150 million in common shares of ADESA, representing less than 20 percent of all ADESA common stock outstanding. A registration statement was filed with the SEC in March 2004, with the sale of ADESA stock expected to take place as soon as practical after the registration statement becomes effective. Subsequent to the IPO, ALLETE will continue to own and consolidate the remaining portion of ADESA until the completion of the spin-off.


NOTE 4.    DISCONTINUED OPERATIONS

During 2003, we sold, under condemnation or imminent threat of condemnation, substantially all of our water assets in Florida for a total sales price of approximately $445 million. In addition, we reached an agreement to sell our North Carolina water assets for $48 million and the assumption of approximately $28 million in debt by the purchaser. The North Carolina sale is awaiting approval of the NCUC and is expected to close in mid-2004. In April 2004 we reached an agreement to sell our remaining 72 water and wastewater systems in Florida to Aqua America, Inc. for $18 million. The transaction is scheduled to close by the end of June 2004 and is subject to regulatory approval by the FPSC. This approval process may result in an adjustment of the final purchase price based on the FPSC's determination of plant investment for the system. The ultimate ownership of nine of the 72 water and wastewater systems is subject to the outcome of an asserted right of first refusal with a local municipality. We expect to sell our water assets in Georgia in 2004. We exited our vehicle import business in the first quarter of 2003.

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

In October 2003 the FPSC voted to initiate a proceeding to examine whether the sale of Florida Water's assets involves a gain that should be shared with Florida Water's customers. The question raised is whether the entire gain from the asset sales should go to Florida Water and its shareholders, or should it be shared with customers. In November 2003 the FPSC issued a final order regarding a similar gain on sale for Utilities, Inc. In that order the FPSC made several findings that could be helpful to Florida Water's case including among others; that courts have found that rates paid by customers do not vest

9                      ALLETE First Quarter 2004 Form 10-Q
ratepayers with ownership rights to the property used to render service, and shareholders bear the risk of gain or loss associated with investments made to provide service. Florida Water intends to vigorously contest any decision to seek sharing of the gain with customers. Florida Water is unable to predict the outcome of this proceeding.

SUMMARY OF DISCONTINUED OPERATIONS
----------------------------------------------------------------------------------------------------------------------
Millions
                                                                                          QUARTER ENDED
                                                                                            MARCH 31,
INCOME STATEMENT                                                                   2004                    2003
----------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                                  $7.6                    $30.9
----------------------------------------------------------------------------------------------------------------------

Pre-Tax Income (Loss) from Operations                                             $(0.4)                   $ 7.9
Income Tax Expense (Benefit)                                                       (0.2)                     3.1
----------------------------------------------------------------------------------------------------------------------

                                                                                   (0.2)                     4.8
----------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Disposal                                                            (0.6)                     2.7<F1>
Income Tax Expense (Benefit)                                                       (0.2)                     1.2
----------------------------------------------------------------------------------------------------------------------

                                                                                   (0.4)                     1.5
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Discontinued Operations                                        $(0.6)                    $6.3
----------------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,              DECEMBER 31,
BALANCE SHEET INFORMATION                                                         2004                     2003
----------------------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations
    Cash and Cash Equivalents                                                    $  6.6                   $  6.5
    Other Current Assets                                                            6.9                      8.4
    Property, Plant and Equipment                                                  83.0                     81.2
    Other Assets                                                                    6.7                      6.7
----------------------------------------------------------------------------------------------------------------------

                                                                                 $103.2                   $102.8
----------------------------------------------------------------------------------------------------------------------

Liabilities of Discontinued Operations
    Current Liabilities                                                           $17.3                    $49.5
    Long-Term Debt                                                                 19.7                     19.9
    Other Liabilities                                                              22.2                     25.1
----------------------------------------------------------------------------------------------------------------------

                                                                                  $59.2                    $94.5
----------------------------------------------------------------------------------------------------------------------

<F1> Included a $2.0 million recovery from a settlement related to the 2002 sale of our vehicle transport business in
     2003.

NOTE 5.    INVESTMENTS

Investments includes the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of $43.9 million of securities held for employee benefits ($41.4 million at December 31, 2003) and $34.5 million of economic development revenue bonds held by ADESA in conjunction with a capital lease of a vehicle auction facility in Georgia ($34.5 million at December 31, 2003), and our emerging technology investments.


                                                                                MARCH 31,            DECEMBER 31,
INVESTMENTS                                                                       2004                   2003
----------------------------------------------------------------------------------------------------------------------
Millions

Real Estate Assets                                                               $ 75.5                 $ 78.5
Debt and Equity Securities                                                         78.8                   88.6
Emerging Technology Investments                                                    35.1                   37.5
----------------------------------------------------------------------------------------------------------------------

                                                                                 $189.4                 $204.6
----------------------------------------------------------------------------------------------------------------------

                       ALLETE First Quarter 2004 Form 10-Q                    10

NOTE 6.    GOODWILL AND OTHER INTANGIBLES

We conduct our annual goodwill impairment testing in the second quarter of each year and the 2003 test resulted in no impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test.

GOODWILL
-----------------------------------------------------------------------------------------------------------------
Millions
Carrying Value, December 31, 2003                                                                    $511.0
Acquired during Year                                                                                      -

Change due to Foreign Currency Translation Adjustment                                                  (0.5)
-----------------------------------------------------------------------------------------------------------------
Carrying Value, March 31, 2004                                                                       $510.5
-----------------------------------------------------------------------------------------------------------------
                                                          MARCH 31,                               DECEMBER 31,
OTHER INTANGIBLE ASSETS                                     2004                                      2003
-----------------------------------------------------------------------------------------------------------------
Millions
Customer Relationships                                     $29.6                                      $29.6
Computer Software                                           27.7                                       28.1
Other                                                        5.7                                        5.7
Accumulated Amortization                                   (31.9)                                     (30.1)
-----------------------------------------------------------------------------------------------------------------
                                                           $31.1                                      $33.3
-----------------------------------------------------------------------------------------------------------------

Other  Intangible   Assets  are  amortized  using  the   straight-line   method.
Amortization periods are three to fifty years for Customer Relationships, one to seven years for Computer Software and three to ten years for Other.


NOTE 7.    SHORT-TERM BORROWINGS AND COMPENSATING BALANCES

In July 2003 ALLETE entered into a credit agreement to borrow $250 million from a consortium of financial institutions, the proceeds of which were used to redeem $250 million of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. The credit agreement expires in July 2004, has an interest rate of LIBOR plus 0.875% and is secured by the lien of the Company's Mortgage and Deed of Trust. The credit agreement also has certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75 percent of the net proceeds from the sale of water assets. In accordance with these provisions, $197.0 million was repaid in 2003. The remaining $53.0 million outstanding at March 31, 2004 was repaid in April 2004.

Our lines of credit contain financial covenants. The most restrictive of these covenants requires ALLETE (1) not to exceed a maximum ratio of funded debt to total capital of .60 to 1.0 and (2) to maintain an interest coverage ratio of not less than 3.00 to 1.00. Failure to meet these covenants could give rise to an event of default, if not corrected after notice from the lender; in which event ALLETE may need to pursue alternative sources of funding. As of March 31, 2004 ALLETE's ratio of funded debt to total capital was .36 to 1.0, the interest coverage ratio was 6.53 to 1.00 and ALLETE was in compliance with these financial covenants.

ALLETE's lines of credit contain a cross-default provision, under which an event of default would arise if other ALLETE obligations in excess of $5.0 million were in default.

11                     ALLETE First Quarter 2004 Form 10-Q

NOTE 8.    LONG-TERM DEBT

In January 2004 we used internally generated funds to retire approximately $3.5 million in principal amount of Industrial Development Revenue Bonds Series 1994-A, due January 1, 2004.

ALLETE's long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE not to exceed a maximum ratio of funded debt to total capital of .65 to 1.0. Failure to meet this covenant could give rise to an event of default, if not corrected after notice from the trustee or security holder; in which event ALLETE may need to pursue alternative sources of funding. As of March 31, 2004 ALLETE's ratio of funded debt to total capital was ..36 to 1.0 and ALLETE was in compliance with its financial covenants.

Some of ALLETE's long-term debt arrangements contain "cross-default" provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due.


NOTE 9.    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                            POSTRETIREMENT HEALTH
                                                                  PENSION                         AND LIFE
COMPONENTS OF PERIODIC BENEFIT EXPENSE                    -----------------------         -------------------------
THREE MONTHS ENDED MARCH 31,                               2004             2003             2004           2003
-------------------------------------------------------------------------------------------------------------------
Millions
Service Cost                                               $2.1            $ 1.7            $1.1            $ 0.9
Interest Cost                                               5.2              4.9             1.8              1.7
Expected Return on Plan Assets                             (6.9)            (7.2)           (1.1)            (1.0)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    0.4                -             0.2                -
Amortization of Transition Obligation                       0.1              0.1             0.6              0.6
-------------------------------------------------------------------------------------------------------------------

     Periodic Benefit Expense (Benefit)                    $1.1            $(0.3)           $2.6            $ 2.2
-------------------------------------------------------------------------------------------------------------------

NOTE 10.      INCOME TAX EXPENSE

                                                                                                QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                            2004            2003
-------------------------------------------------------------------------------------------------------------------
Millions
Current Tax Expense
     Federal                                                                               $22.1            $16.6
     Foreign                                                                                 3.7              1.9
     State                                                                                   5.0              3.7
-------------------------------------------------------------------------------------------------------------------

                                                                                            30.8             22.2
-------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense
     Federal                                                                                 3.6              2.2
     State                                                                                   0.3              0.4
-------------------------------------------------------------------------------------------------------------------

                                                                                             3.9              2.6
-------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                                        (0.6)            (0.4)
-------------------------------------------------------------------------------------------------------------------

Income Tax Expense on Continuing Operations                                                 34.1             24.4
Income Tax Expense (Benefit) on Discontinued Operations                                     (0.4)             4.3
-------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                                                   $33.7            $28.7
-------------------------------------------------------------------------------------------------------------------

                       ALLETE First Quarter 2004 Form 10-Q                    12

NOTE 11.      EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. For the quarters ended March 31, 2004 and 2003, there were no differences between basic and diluted earnings per share.

RECONCILIATION OF                                       QUARTER ENDED                         QUARTER ENDED
BASIC AND DILUTED SHARES                               MARCH 31, 2004                        MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------
Millions
                                                          Dilutive                              Dilutive
                                                 Basic   Securities    Diluted        Basic    Securities   Diluted
                                                 -----------------------------        -----------------------------

Common Shares                                    84.3        0.5        84.8          82.2        0.1         82.3
-------------------------------------------------------------------------------------------------------------------

NOTE 12.      COMPREHENSIVE INCOME

For the quarter ended March 31, 2004 total comprehensive income was $50.4 million ($56.6 million for the quarter ended March 31, 2003). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, additional pension liability and foreign currency translation adjustments.

                                                                                   MARCH 31,         DECEMBER 31,
ACCUMULATED OTHER COMPREHENSIVE GAIN                                                 2004                2003
-------------------------------------------------------------------------------------------------------------------
Millions
Unrealized Gain on Securities                                                        $ 1.2               $ 0.8
Foreign Currency Translation Gain                                                     21.0                23.5
Additional Pension Liability                                                          (9.8)               (9.8)
-------------------------------------------------------------------------------------------------------------------

                                                                                     $12.4               $14.5
-------------------------------------------------------------------------------------------------------------------

NOTE 13.      COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. In December 2003 we received notice from Minnkota Power that they will reduce our output entitlement, effective January 1, 2006, by 5 percent to approximately 66 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2004 Square Butte had total debt outstanding of $284.5 million. Total annual debt service for Square Butte is expected to be approximately $23 million in each of the years 2004 through 2008. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as purchased power expense for ratemaking purposes by both the MPUC and the FERC.

13                     ALLETE First Quarter 2004 Form 10-Q

LEASING AGREEMENTS. We lease properties and equipment under operating lease agreements with terms expiring through 2019. The aggregate amount of minimum lease payments for all operating leases during 2004 is $19.9 million ($16.1 million in 2005; $13.6 million in 2006; $6.5 million in 2007; $5.9 million in 2008; and $49.5 million thereafter). Automotive Services' portion of these minimum lease payments is $18.8 million in 2004 ($15.2 million in 2005; $12.7 million in 2006; $5.9 million in 2007; $5.6 million in 2008; and $48.8 million thereafter).

KENDALL COUNTY POWER PURCHASE AGREEMENT. We have 275 MW of nonregulated generation (non rate-base generation sold at market-based rates to the wholesale market) through an agreement with NRG Energy that extends through September 2017. Under the agreement we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit at NRG Energy's Kendall County facility near Chicago, Illinois. The annual fixed capacity charge is approximately $21 million. We are also responsible for arranging the natural gas fuel supply. Our strategy is to enter into long-term contracts to sell a significant portion of the 275 MW from the Kendall County facility; the balance will be sold in the spot market through short-term agreements. We currently have 130 MW (100 MW in 2003) of long-term capacity sales contracts for the Kendall County generation, with 50 MW expiring in April 2012 and 80 MW in September 2017. Neither the Kendall County agreement nor the related sales contracts are derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." To date, the Kendall County facility has operated at a loss due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on unsold capacity (currently 145 MW). We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts. We are utilizing Tenaska Power Services Company to provide operational and scheduling services for the Kendall County generating unit.

COAL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for transportation of all of our coal with various expiration dates ranging from December 2005 to December 2011. Our minimum annual obligation under these coal and shipping agreements range from approximately $28 million in 2004 to $10 million in 2008.

EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through minority investments in venture capital funds and privately-held start-up companies. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.7 million at March 31, 2004 ($4.8 million at December 31, 2003) and is expected to be invested at various times through 2007.

ENVIRONMENTAL MATTERS. Our businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed below.

We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense unless recoverable in rates from customers.

SWL&P Manufactured Gas Plant. In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is underway. In February 2003 SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil. During March and April 2003 sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR

                       ALLETE First Quarter 2004 Form 10-Q                    14
during the first quarter of 2004. The next phase of the investigation will be to determine any impact to soil or ground water between the former MGP site and Superior Bay. A work plan for this additional investigation by SWL&P was filed on December 17, 2003 with the WDNR. Although it is not possible to quantify the potential clean-up cost until the investigation is completed and a work plan is developed, a $0.5 million liability was recorded as of December 31, 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to regulatory prudency review.

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

SQUARE BUTTE GENERATING FACILITY. In June 2002 Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations potentially resulting in new air permit operating conditions.
Minnkota Power has held several meetings with the EPA to discuss the alleged violations. Based on an EPA request, Minnkota Power performed a study related to the technological feasibility of installing various controls for the reduction of nitrogen oxides and sulfur dioxide emissions. Discussions with the EPA are ongoing and we are unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service.

ADESA IMPACT TAUNTON FACILITY. In December 2003 the MDEP identified ADESA Impact as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage vehicle auction facility. The wells had elevated levels of MTBE. MTBE is an oxygenating additive in gasoline to reduce harmful emissions. The EPA has identified MTBE as a possible carcinogen. ADESA Impact engaged GeoInsight, an environmental services firm, to conduct tests of the soil and groundwater at the salvage vehicle auction site.

GeoInsight prepared an immediate response action (IRA) plan, which was required by the MDEP, to determine the extent of the environmental impact and define activities to prevent further environmental contamination. The IRA plan, which was filed on January 24, 2004, describes the initial activities ADESA Impact performed, and proposes additional measures that it will use to further assess the existence of any imminent hazard to human health. In addition, as required by the MDEP, ADESA Impact is conducting an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. GeoInsight does not believe that an imminent hazard condition exists at the Taunton site; however, the investigation and assessment of site conditions are ongoing.

In December 2003 GeoInsight collected soil samples, conducted groundwater tests and provided oversight for the installation of monitoring wells in various locations on and adjacent to the property adjoining the residential community. The results of the soil and water tests indicated levels of MTBE exceeding MDEP standards. In January 2004 we collected air samples from two residences that we identified as having elevated drinking water concentrations of MTBE. We have determined that inhalation of, or contact exposure to, this air poses minimal risk to human health. In response to our empirical findings, we proposed to the MDEP that we install water filtration units in the approximately 30 affected residences.

15                     ALLETE First Quarter 2004 Form 10-Q

ADESA Impact submitted an IRA plan status report to the MDEP on March 30, 2004. Additionally, ADESA Impact is submitting bi-weekly status updates to the MDEP. We have installed the water filtration units and have lowered MTBE detection limits at the instruction of the MDEP. As a result, another three homes have been identified as having detectable levels of MTBE in the drinking water.

A comprehensive ground water sampling event and residential sampling event were conducted in April 2004. ADESA Impact's representatives met with the Taunton City Council on April 20, 2004 to propose that ADESA Impact extend municipal water services to the Matthews Landing community at an approximate cost of $1 million. By late June 2004, ADESA Impact expects to provide the Taunton City Council with a detailed proposal to provide water service including engineering work, flow modeling, surveys, site work, road-opening detail and a safety plan.

As of March 31, 2004 ADESA has accrued $1 million to cover the estimated costs associated with the solution proposed to the Taunton City Council.

ADESA Impact has filed a claim with our insurance carrier with respect to this matter. On March 30, 2004 our insurance carrier responded with a request for additional information regarding the claims.

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

                       ALLETE First Quarter 2004 Form 10-Q                    16

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE's core operations are focused on two business segments. ENERGY SERVICES includes electric and gas services, coal mining and telecommunications. AUTOMOTIVE SERVICES, with operations across the United States, Canada and Mexico, includes wholesale vehicle auctions and related vehicle redistribution services as well as dealer financing. Auctions and related services include wholesale used vehicle and salvage vehicle auctions. INVESTMENTS AND CORPORATE CHARGES includes our Florida real estate operations, investments in emerging technologies, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits as well as legal and other outside service fees. DISCONTINUED OPERATIONS includes our Water Services businesses, and our vehicle transport and import businesses.


CONSOLIDATED OVERVIEW

Strong performance across all business segments for the quarter ended March 31, 2004 increased net income and diluted earnings per share 19 percent and 15 percent, respectively, from the same period in 2003. Net income and diluted earnings per share from continuing operations for the quarter ended March 31, 2004 increased 40 percent and 37 percent, respectively, from the same period in 2003.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            2004           2003
--------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Operating Revenue
     Energy Services                                                                       $182.3         $179.1
     Automotive Services                                                                    247.7          232.9
     Investments                                                                             28.5           10.9
--------------------------------------------------------------------------------------------------------------------

                                                                                           $458.5         $422.9
--------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Energy Services                                                                       $159.8         $159.1
     Automotive Services                                                                    192.8          188.7
     Investments and Corporate Charges                                                       18.7           12.7
--------------------------------------------------------------------------------------------------------------------

                                                                                           $371.3         $360.5
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
     Energy Services                                                                        $14.3          $12.2
     Automotive Services                                                                     33.3           26.7
     Investments and Corporate Charges                                                        5.5           (0.9)
--------------------------------------------------------------------------------------------------------------------

     Continuing Operations                                                                   53.1           38.0
     Discontinued Operations                                                                 (0.6)           6.3
--------------------------------------------------------------------------------------------------------------------

                                                                                            $52.5          $44.3
--------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock - Millions                                            84.8           82.3
--------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                                  $0.63          $0.46
     Discontinued Operations                                                                (0.01)          0.08
--------------------------------------------------------------------------------------------------------------------

                                                                                            $0.62          $0.54
--------------------------------------------------------------------------------------------------------------------

NON-GAAP MEASURE OF LIQUIDITY. We believe earnings before interest, taxes, depreciation and amortization expense (EBITDA) provides meaningful additional information that helps us monitor and evaluate our ongoing results and trends. EBITDA should not be considered in isolation nor as a substitute for measures of liquidity prepared in accordance with GAAP which include:

CONSOLIDATED CASH FLOW
THREE MONTHS ENDED MARCH 31,                                               2004                            2003
-----------------------------------------------------------------------------------------------------------------
Millions
Cash from Operating Activities                                            $77.0                            $86.1
Cash from (for) Investing Activities                                       $0.3                           $(39.7)
Cash for Financing Activities                                             $(0.2)                          $(60.8)
-----------------------------------------------------------------------------------------------------------------

17                     ALLETE First Quarter 2004 Form 10-Q

We believe EBITDA is a widely accepted measure of liquidity considered by investors, financial analysts and rating agencies. EBITDA is not an alternative to cash flows as a measure of liquidity and may not be comparable with EBITDA as defined by other companies.

                                                                  ENERGY SERVICES
                                                              -----------------------                  INVESTMENTS
                                                              REGULATED       NON-      AUTOMOTIVE    AND CORPORATE
EBITDA                                       CONSOLIDATED      UTILITY      REGULATED    SERVICES        CHARGES
-------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 2004
Net Income                                      $ 52.5
Less: Loss from Discontinued Operations           (0.6)
---------------------------------------------------------

Income from Continuing Operations                 53.1          $13.9         $0.4         $33.3          $ 5.5
Add Back: Income Tax Expense (Benefit)            34.1            8.3         (0.1)         21.6            4.3
          Interest Expense                        13.1            4.7          0.3           4.0            4.1
          Depreciation and Amortization
            Expense                               21.7            9.9          2.5           9.3              -
-------------------------------------------------------------------------------------------------------------------

EBITDA                                          $122.0          $36.8         $3.1         $68.2          $13.9
-------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 2003

Net Income                                      $ 44.3
Less: Income from Discontinued Operations          6.3
---------------------------------------------------------

Income (Loss) from Continuing Operations          38.0          $11.4         $0.8         $26.7          $(0.9)
Add Back: Income Tax Expense (Benefit)            24.4            7.6          0.2          17.5           (0.9)
          Interest Expense                        16.9            5.2          0.4           4.4            6.9
          Depreciation and Amortization
            Expense                               20.9           10.3          2.5           8.1              -
-------------------------------------------------------------------------------------------------------------------

EBITDA                                          $100.2          $34.5         $3.9         $56.7          $ 5.1
-------------------------------------------------------------------------------------------------------------------





                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
STATISTICAL INFORMATION                                                                     2004           2003
-------------------------------------------------------------------------------------------------------------------
ENERGY SERVICES
Millions of Kilowatthours Sold
    Regulated Utility
       Retail
           Residential                                                                     310.3           312.9
           Commercial                                                                      331.9           326.4
           Industrial                                                                    1,766.8         1,718.5
           Other                                                                            20.2            20.5
       Resale
           Municipals                                                                      213.8           200.6
           Other Power Suppliers                                                           217.2           207.3
-------------------------------------------------------------------------------------------------------------------
                                                                                         2,860.2         2,786.2
    Nonregulated                                                                           434.0           419.1
-------------------------------------------------------------------------------------------------------------------

                                                                                         3,294.2         3,205.3
-------------------------------------------------------------------------------------------------------------------

AUTOMOTIVE SERVICES
    Vehicles Sold
       Used                                                                              481,000         462,000
       Salvage                                                                            58,000          49,000
-------------------------------------------------------------------------------------------------------------------

                                                                                         539,000         511,000

    Conversion Rate<F1> - Used Vehicles                                                    68.4%           62.4%

    Loan Transactions                                                                    263,000         233,000
-------------------------------------------------------------------------------------------------------------------

<F1>  Conversion rate is the percentage of vehicles sold from those that were offered at auction.

                       ALLETE First Quarter 2004 Form 10-Q                    18

NET INCOME

The following net income discussion summarizes a comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

ENERGY SERVICES' net income in 2004 was up $2.1 million. At Minnesota Power, higher demand for energy by industrial customers contributed to the increase. Total regulated utility kilowatthour sales increased 3 percent from last year.

AUTOMOTIVE SERVICES reported a $6.6 million increase in net income primarily due to higher conversion rates and increased vehicle sales at ADESA auctions. Vehicle sales were higher in 2004 due to increased demand for wholesale used vehicles as demand for retail used vehicles continued to improve. The increase in demand resulted in an increase in the number of vehicles sold the first time offered at auction which raised the conversion rate to 68.4 percent in 2004 (62.4 percent in 2003). AFC, which provides dealer financing, arranged 13 percent more loan transactions in 2004 and contributed 30 percent of the net income for Automotive Services in 2004 (32 percent in 2003).

INVESTMENTS AND CORPORATE CHARGES' net income in 2004 was up $6.4 million reflecting strong demand for our real estate in Florida and reduced interest expense. These positive developments were partially offset by an increase in general corporate charges primarily resulting from costs associated with the planned spin-off of Automotive Services. Net income from ALLETE Properties, our real estate operations, was up $6.8 million in 2004 ($11.0 million in 2004; $4.2 million in 2003) primarily due an increase in the number as well as the profitability of real estate sales closing during the first quarter of 2004. The timing of real estate sales is unpredictable.

DISCONTINUED OPERATIONS included the financial results of our Water Services businesses, and the vehicle transport and import businesses. Net income from Discontinued Operations was down $6.9 million in 2004 primarily due to the absence of water and wastewater systems sold in 2003. In 2003 the net gain on disposal included gains on system sales as well as selling, transaction and employee termination benefit expenses associated with selling the Water Services businesses. Net income in 2003 also included a $1.3 million recovery from the settlement of a lawsuit associated with our vehicle transport business.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2004 AND 2003

ENERGY SERVICES

Regulated utility operations include retail and wholesale rate regulated activities under the jurisdiction of state and federal regulatory authorities. Nonregulated operations consist of nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market), coal mining and telecommunication activities. Nonregulated generation consists primarily of the Taconite Harbor Energy Center in northern Minnesota and generation secured through the Kendall County power purchase agreement, a 15-year agreement with NRG Energy at a facility near Chicago, Illinois.

OPERATING REVENUE in total was up $3.2 million, or 2 percent, in 2004 primarily due to increases at our regulated utility operations. Regulated utility revenue was up $3.4 million, or 2 percent, in 2004 primarily due to increased electric sales and higher fuel clause recoveries because of higher purchased power costs. Regulated utility kilowatthour sales were up 3 percent from last year reflecting increased usage by industrial customers due to higher production levels. Equity in net income from Split Rock Energy was $4.3 million lower in 2004 as a result of Minnesota Power withdrawing from Split Rock Energy.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2004 and 2003. Electric sales to paper and pulp mills accounted for 3 percent of consolidated operating revenue in both 2004 and 2003.

OPERATING EXPENSES in total were up $0.7 million, or less than 1 percent in 2004. Regulated utility operating expenses were up $0.2 million, or less than 1 percent, reflecting increased purchased power expense, and higher pension and benefit expenses mostly offset by the absence of a demand payment associated with a purchased power agreement that expired in 2003.

19                     ALLETE First Quarter 2004 Form 10-Q

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $14.8 million, or 6 percent, in 2004. Revenue from auctions and related services was up $11.7 million, or 6 percent, primarily due to increased vehicle sales volume and a favorable Canadian exchange rate. The number of vehicles sold at the Company's vehicle auction facilities increased 6 percent from last year (4 percent at our wholesale used vehicle auctions; 18 percent at our salvage vehicle auctions). The demand for wholesale used vehicles has increased as retail used vehicle sales continue to show improvement. At our salvage auctions, vehicles sold increased due in part to market share gains at U.S. locations and improved overall market conditions. Dealer financing revenue was up $3.1 million, or 12 percent, in 2004 reflecting a 13 percent increase in the number of loan transactions. The increase in retail used vehicle sales has increased the demand for wholesale used vehicles and the inventory turnover rate of AFC's customers which has driven up the number of loan transactions. Total receivables managed by AFC were $618 million at March 31, 2004 ($527 million at March 31, 2003).

OPERATING EXPENSES were up $4.1 million, or 2 percent, in 2004 reflecting additional corporate charges of $1.2 million and separation expenses of $1.6 million incurred as Automotive Services prepares to be a stand-alone publicly traded company, independent of ALLETE. In addition, 2004 expenses were negatively impacted by higher Canadian exchange rates in 2004.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was up $17.6 million in 2004 primarily due to a $16.7 million increase in revenue from ALLETE Properties as a result of more land sales. In 2004 ten large real estate sales contributed $20.1 million to revenue, while in 2003 four large real estate sales contributed $6.6 million to revenue.

OPERATING EXPENSES were up $6.0 million, or 47 percent, in 2004 primarily due to more real estate sales and increased general corporate charges. These increases were partially offset by lower interest expense. Operating expenses at ALLETE Properties were up $5.3 million in 2004 because of more land sales. Corporate charges increased $3.5 million ($5.2 million in 2004; $1.7 million in 2003) reflecting higher personnel costs and $1.7 million of costs associated with the planned spin-off of Automotive Services. Interest expense not specifically related to any one business segment decreased $2.9 million ($4.0 million in 2004; $6.9 million in 2003) due to the redemption of quarterly income preferred securities and various long-term debt issues in 2003 with both the proceeds from the sale of our Water Services businesses and internally generated cash.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable GAAP involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: uncollectible receivables and allowance for doubtful accounts, impairment of goodwill and long-lived assets, pension and postretirement health and life actuarial assumptions, valuation of investments and provisions for environmental remediation. These policies are reviewed with the audit committee of our Board of Directors on a regular basis and summarized in our 2003 Form 10-K.


OUTLOOK

We remain focused on continuously improving the performance of our two core businesses, Energy Services and Automotive Services, which remain strong and poised for growth in their respective markets.

SPIN-OFF OF AUTOMOTIVE SERVICES. We continue to anticipate that the spin-off to ALLETE shareholders of our Automotive Services business will occur in the third quarter of 2004. The spin-off of Automotive Services, which will become a publicly traded company doing business as ADESA, Inc., is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive a pro rata number of shares of ADESA common stock for each share of ALLETE common stock they own. The spin-off is subject to the approval of the final plan by ALLETE's Board of Directors, favorable market conditions, receipt of tax opinions, satisfaction of SEC requirements and other customary conditions.

                       ALLETE First Quarter 2004 Form 10-Q                    20

In March 2004 our Board of Directors approved an IPO of approximately $150 million in common shares of ADESA, representing less than 20 percent of all ADESA common stock outstanding. A registration statement was filed with the SEC in March 2004, with the sale of ADESA stock expected to take place as soon as practical after the registration statement becomes effective. Subsequent to the IPO, ALLETE will continue to own and consolidate the remaining portion of ADESA until the completion of the spin-off.

2004 EARNINGS GUIDANCE. After the separation of Automotive Services is completed, ALLETE will be comprised of what is now classified as (1) Energy Services, and (2) Investments and Corporate Charges. In 2003 net income from these operations totaled $28.3 million. ALLETE now estimates that 2004 net income from these remaining businesses will increase by 10 percent to 15 percent over 2003, due primarily to stronger than originally anticipated sales at both Minnesota Power and ALLETE Properties.

ALLETE expects to reduce its debt by an additional $150 million to $200 million after the ADESA IPO and recapitalization, which is expected to occur in the second quarter of 2004. The 2004 net income estimate does not include the financial implications of the spin-off of Automotive Services such as one-time expenses of the transaction for advisor fees, debt retirement premiums and the impact of cash received from ADESA after the IPO.

ENERGY SERVICES. In February 2004 we experienced a generator failure at our 534-MW Boswell Energy Center Unit 4 (Unit 4). As a result of the failure, we expect to replace significant components of the generator at an estimated capital cost of $5 million. The majority of the replacement cost is covered by insurance, subject to a deductible of $1 million. We have entered into power purchase agreements to replace the power lost during the Unit 4 outage, which is expected to continue through May 2004. The cost of this additional power will be recovered through the regulated utility fuel adjustment clause in Minnesota. With Unit 4 down, some work originally planned for 2005 and 2006 is being done now to minimize future outages. We do not expect this outage to have a material impact on our results of operations. Wisconsin Public Power, Inc. owns 20 percent of Unit 4.

INVESTMENTS AND CORPORATE CHARGES. ALLETE Properties, our Florida real estate operations, owns approximately 18,000 acres of land near Fort Myers, Palm Coast and Ormond Beach, Florida, as well as Winter Haven Citi Centre, a retail shopping center in Winter Haven, Florida. We add value to the land through entitlements and infrastructure improvements, and then sell it at current market prices. Historically, proceeds from land sales have been three to four times our book basis. Rental income at the retail shopping center in Winter Haven provides a recurring stream of revenue. At March 31, 2004 our basis in land held by ALLETE Properties was $47.1 million. ALLETE Properties does occasionally provide seller financing, and outstanding finance receivables were $10.3 million at March 31, 2004 with maturities ranging up to ten years. Outstanding finance receivables accrue interest at market-based rates. At March 31, 2004 ALLETE Properties also had $18.1 million of other assets which consisted primarily of Winter Haven Citi Centre. We may selectively acquire additional land if it meets our strategy of adding value through entitlement and infrastructure improvements.

SALE OF REMAINING WATER ASSETS. In 2003 we reached an agreement to sell our North Carolina water assets for $48 million and the assumption of approximately $28 million in debt by the purchaser. The North Carolina sale is awaiting approval of the NCUC and is expected to close in mid-2004. In April 2004 we reached an agreement to sell our remaining 72 water and wastewater systems in Florida to Aqua America, Inc. for $18 million. The transaction is scheduled to close by the end of June 2004 and is subject to regulatory approval by the FPSC. This approval process may result in an adjustment of the final purchase price based on the FPSC's determination of plant investment for the system. The ultimate ownership of nine of the 72 water and wastewater systems is subject to the outcome of an asserted right of first refusal with a local municipality. We expect to sell our water assets in Georgia in 2004.

21                     ALLETE First Quarter 2004 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

During the first three months of 2004 and 2003, cash flow from operating activities was affected by a number of factors representative of normal operations.

Consolidated cash and cash equivalents was $297.5 million at March 31, 2004 ($223.0 million at December 31, 2003) of which $203.4 million ($116.2 million at December 31, 2003) was at Automotive Services. The remaining balance was held by ALLETE and its other subsidiaries.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Approximately 3.6 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

A substantial amount of ADESA's working capital is generated internally from payments for services provided. ADESA, however, currently has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet short-term working capital requirements arising from the timing of payment obligations to vehicle sellers and the availability of funds from vehicle buyers. During the sales process, ADESA does not generally take title to or ownership of the vehicles consigned for auction but instead facilitates the transfer of vehicle ownership directly from sellers to buyers.

AFC offers floorplan financing for dealers to purchase vehicles mostly at auctions and takes a security interest in each financed vehicle. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days. Currently, AFC has arrangements to use proceeds from the sale of commercial paper issued by ALLETE to meet its short-term working capital requirements not funded through securitization.

Significant changes in accounts receivable and accounts payable balances at March 31, 2004 compared to December 31, 2003 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during December because of the holidays. As a result, ADESA and AFC had higher receivables and higher payables at March 31, 2004.

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

At March 31, 2004 AFC managed total finance receivables of $618 million ($539 million at December 31, 2003), of which $527 million had been sold to the special purpose subsidiary ($464 million at December 31, 2003). The special purpose subsidiary then in turn sold, with recourse to the special purpose subsidiary, $350 million to the bank conduit facility at March 31, 2004 ($334 million at December 31, 2003) leaving $268 million of finance receivables recorded on our consolidated balance sheet at March 31, 2004 ($205 million at December 31, 2003).

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

                       ALLETE First Quarter 2004 Form 10-Q                    22

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

In April 2004 we used internally generated funds to repay the remaining $53.0 million outstanding on a $250 million credit agreement which would have expired in July 2004.

Our lines of credit and long-term debt agreements contain various financial covenants. The most restrictive of these covenants are discussed in Notes 7 and 8 to our consolidated financial statements in Item 1 in this Form 10-Q.

CAPITAL REQUIREMENTS

Consolidated capital expenditures for the quarter ended March 31, 2004 totaled $16.6 million ($27.1 million in 2003). Expenditures for the quarter ended March 31, 2004 included $13.7 million for Energy Services, $1.3 million for Automotive Services and $0.1 million for Investments and Corporate Charges. Expenditures for the quarter ended March 31, 2004 also included $1.5 million to maintain our remaining Water Services businesses while they are in the process of being sold. Internally generated funds were the primary source of funding for these expenditures.


ENVIRONMENTAL MATTERS

Our businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed in Note 13 to our consolidated financial statements in Item 1 in this Form 10-Q.


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


NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 2 to our consolidated financial statements in Item 1 in this Form 10-Q.

                            -------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.

23                     ALLETE First Quarter 2004 Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Our securities investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At
March 31, 2004 our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $20.9 million at March 31, 2004 ($20.2 million at December 31, 2003) and a total unrealized after-tax gain of $1.2 million at March 31, 2004 ($0.8 million at December 31, 2003).

As part of our Emerging Technology portfolio, we also have several minority investments in venture capital funds and privately-held start-up companies. These investments are accounted for using the cost method and included in Investments on our consolidated balance sheet. The total carrying value of these investments was $35.1 million at March 31, 2004 ($37.5 million at December 31,
2003). Our policy is to periodically review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.


FOREIGN CURRENCY

Our foreign  currency  exposure is limited to the  conversion  of the  operating results of our Canadian subsidiaries and, to a lesser extent, Mexican subsidiaries. We have not entered into any foreign exchange contracts to hedge the conversion of our Canadian or Mexican operating results into United States dollars. Mexican operations are not material.


COMMODITY PRICE RISK

Our regulated utility operations in Minnesota and Wisconsin incur costs for fuel (primarily coal), power and natural gas purchased for resale in our regulated service territories, and related transportation. Our regulated utilities' exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory environment which generally allows a fuel clause surcharge if costs are in excess of those in our last rate filing. Conversely, costs below those in our last rate filing result in a rate credit. We prudently manage our customers' exposure to price risk by entering into contracts of various durations and terms for the purchase of coal and power (in Minnesota), power and natural gas (in Wisconsin), and related transportation costs.


POWER MARKETING

Our power marketing activities consist of selling excess available regulated utility generation and purchased power, as well as selling nonregulated generation.

From time-to-time, our regulated utility operations may have excess generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is generally sold in the spot market or under short-term contracts at market prices.

We have approximately 500 MW of nonregulated generation available for sale to the wholesale markets. This primarily consists of about 200 MW at our Taconite Harbor facility in northern Minnesota and 275 MW obtained through a 15-year power purchase agreement with NRG Energy at the Kendall County facility near Chicago, Illinois.

The majority of Taconite Harbor's capability of approximately 200 MW has been sold through various short-term and long-term capacity and energy contracts. Short term, we have approximately 180 MW of capacity and energy sales contracts and a 15 MW of forward energy sales contract, all of which expire on April 30, 2005. Long term, we have entered into two capacity and energy sales contracts totaling 175 MW

                       ALLETE First Quarter 2004 Form 10-Q                    24

(201 MW including a 15 percent reserve) which are effective May 1, 2005 and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined cycle natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months notice are subject to an annual duration limitation typical of this type of contract.

Under the Kendall County agreement, which expires in September 2017, we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit. We are responsible for arranging the natural gas fuel supply. Our strategy is to sell a significant portion of this generation through long-term contracts of various durations. The balance will be sold in the daily spot market or through short-term contracts. We currently have long-term capacity sales contracts for 130 MW, with 50 MW expiring in April 2012 and the balance in September 2017. To date, the Kendall County facility has operated at a loss due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on the unsold capacity (currently 145 MW). We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts.


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

In late 2003 the staff of the SEC initiated an informal inquiry relating to our internal audit function, internal financial reporting and the loan loss methodology at AFC. We have fully and voluntarily cooperated with the informal inquiry, and the SEC staff has not asserted that we have acted improperly or illegally. Although we cannot predict the length, scope or results of the informal inquiry, based upon extensive review by the Audit Committee of our Board of Directors with the assistance of independent counsel and our independent auditors, we believe that we have acted appropriately and that this inquiry will not result in action that has a material adverse impact on us or our reported results of operations.

25                     ALLETE First Quarter 2004 Form 10-Q

ITEM 5.    OTHER INFORMATION

Reference is made to our 2003 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2003 Form 10-K.

Ref. Page 12 - First Partial Paragraph

In April 2004 we reached an agreement to sell our remaining 72 water and wastewater systems in Florida to Aqua America, Inc. for $18 million. The transaction is scheduled to close by the end of June 2004 and is subject to regulatory approval by the FPSC. This approval process may result in an adjustment of the final purchase price based on the FPSC's determination of plant investment for the system. The ultimate ownership of nine of the 72 water and wastewater systems is subject to the outcome of an asserted right of first refusal with a local municipality.


Ref. Page 12 - Seventh Full Paragraph
Ref. Page 39 - Eighth Paragraph
Ref. Page 46 - First Full Paragraph

Effective March 15, 2004 the FERC approved the termination of our ownership interest in Split Rock Energy, the joint venture between Minnesota Power and Great River Energy.


Ref. Page 18 - First Paragraph

In April 2004 the National Park Service (NPS) issued a draft Environmental Impact Statement (DEIS) for a 60-day public comment period. The DEIS describes the NPS' preferred option to cross the Namekagon River. Construction activities have begun in Minnesota and eminent domain court actions are underway.


Ref. Page 18 - Eighth Paragraph

On March 30, 2004 the International Brotherhood of Electrical Workers Local 1593 and BNI Coal, Ltd., a wholly owned subsidiary of ALLETE, signed a one year extension of the existing labor agreement which expired on March 31, 2004. The contract terms remain the same.


Ref. Page 26 - Second through Fifth Paragraphs

ADESA Impact submitted an IRA plan status report to the MDEP on March 30, 2004. Additionally, ADESA Impact is submitting bi-weekly status updates to the MDEP. We have installed the water filtration units and have lowered MTBE detection limits at the instruction of the MDEP. As a result, another three homes have been identified as having detectable levels of MTBE in the drinking water.

A comprehensive ground water sampling event and residential sampling event were conducted in April 2004. ADESA Impact's representatives met with the Taunton City Council on April 20, 2004 to propose that ADESA Impact extend municipal water services to the Matthews Landing community at an approximate cost of $1 million. By late June 2004, ADESA Impact expects to provide the Taunton City Council with a detailed proposal to provide water service including engineering work, flow modeling, surveys, site work, road-opening detail and a safety plan.

As of March 31, 2004 ADESA has accrued $1 million to cover the estimated costs associated with the solution proposed to the Taunton City Council.

ADESA Impact has filed a claim with our insurance carrier with respect to this matter. On March 30, 2004 our insurance carrier responded with a request for additional information regarding the claims.

                       ALLETE First Quarter 2004 Form 10-Q                    26

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    3        Bylaws of ALLETE, Inc., as amended effective March 8, 2004.

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

27                     ALLETE First Quarter 2004 Form 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ALLETE, INC.





April 30, 2004                                 James K. Vizanko
                               -------------------------------------------------
                                               James K. Vizanko
                                            Senior Vice President,
                                     Chief Financial Officer and Treasurer




April 30, 2004                                  Mark A. Schober
                               -------------------------------------------------
                                                Mark A. Schober
                                     Senior Vice President and Controller



                       ALLETE First Quarter 2004 Form 10-Q                    28

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------


  3       Bylaws of ALLETE, Inc., as amended effective March 8, 2004.

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



                       ALLETE First Quarter 2004 Form 10-Q