Form 10-Q
period 2004-06-30
ALLETE INC
filed 2004-08-06
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2004

                                       or

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


                           Common Stock, no par value,
                          88,647,015 shares outstanding
                               as of July 31, 2004

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities
  Litigation Reform Act of 1995                                               3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2004 and December 31, 2003                        4

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2004 and 2003        5

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2004 and 2003                    6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       19

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               28

         Item 4.   Controls and Procedures                                   30

Part II. Other Information

         Item 1.   Legal Proceedings                                         30

         Item 2.   Changes in Securities, Use of Proceeds and
                   Issuer Purchases of Equity Securities                     30

         Item 4.   Submission of Matters to a Vote of Security Holders       31

         Item 5.   Other Information                                         31

         Item 6.   Exhibits and Reports on Form 8-K                          33

Signatures                                                                   35

1                     ALLETE Second Quarter 2004 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM              TERM
--------------------------------------------------------------------------------

2003 Form 10-K                       ALLETE's Annual Report on Form 10-K for
                                          the Year Ended December 31, 2003
Aqua America                         Aqua America, Inc.
ADESA                                ADESA, Inc.
ADESA Impact                         Collectively, Automotive Recovery Services,
                                          Inc. and Impact Auto Auctions Ltd.
ADESA Importation                    ADESA Importation Services, Inc.
AFC                                  Automotive Finance Corporation
ALLETE                               ALLETE, Inc.
ALLETE Properties                    ALLETE Properties, Inc.
APB                                  Accounting Principles Board
Company                              ALLETE, Inc. and its subsidiaries
EBITDA                               Earnings Before Interest, Taxes,
                                          Depreciation and Amortization Expense
EPA                                  Environmental Protection Agency
ESOP                                 Employee Stock Ownership Plan
FASB                                 Financial Accounting Standards Board
FERC                                 Federal Energy Regulatory Commission
Florida Water                        Florida Water Services Corporation
FPSC                                 Florida Public Service Commission
GAAP                                 Generally Accepted Accounting Principles in
                                          the United States
GeoInsight                           GeoInsight, Inc.
IPO                                  Initial Public Offering
MTBE                                 Methyl Tertiary-Butyl Ether
Minnesota Power                      An operating division of ALLETE, Inc.
Minnkota Power                       Minnkota Power Cooperative, Inc.
MPUC                                 Minnesota Public Utilities Commission
MW                                   Megawatt(s)
Note ___                             Note ___ to the consolidated financial
                                          statements in this Form 10-Q
NRG Energy                           NRG Energy, Inc.
NYSE                                 New York Stock Exchange
PSCW                                 Public Service Commission of Wisconsin
SEC                                  Securities and Exchange Commission
SFAS                                 Statement of Financial Accounting Standards
                                          No.
Split Rock Energy                    Split Rock Energy LLC
Square Butte                         Square Butte Electric Cooperative
SWL&P                                Superior Water, Light and Power Company
Taconite Harbor                      Taconite Harbor Energy Center
WDNR                                 Wisconsin Department of Natural Resources


                      ALLETE Second Quarter 2004 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

  - our ability to successfully implement our strategic objectives, including the completion and impact of the planned spin-off of our Automotive Services business;

  -  war and acts of terrorism;

  - prevailing governmental policies and regulatory actions, including those of the United States Congress, Canadian federal government, state and provincial legislatures, the FERC, the MPUC, the FPSC, the PSCW, and various county regulators and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs) as well as vehicle-related laws, including vehicle brokerage and auction laws;

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

3                     ALLETE Second Quarter 2004 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                        ALLETE
                                              CONSOLIDATED BALANCE SHEET
                                                 Millions - Unaudited
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2004               2003
--------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  602.9           $  219.6
     Restricted Cash                                                                   155.8                3.4
     Accounts Receivable (Less Allowance of $14.1 and $26.4)                           551.3              403.8
     Inventories                                                                        40.7               37.9
     Prepayments and Other                                                              15.6               15.8
     Discontinued Operations                                                             9.6               14.9
--------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                         1,375.9              695.4

Property, Plant and Equipment - Net                                                  1,484.7            1,499.0

Investments                                                                            184.6              204.6

Goodwill                                                                               509.5              511.0

Other Intangible Assets                                                                 30.7               33.3

Other Assets                                                                            88.0               70.1

Discontinued Operations                                                                  8.2               87.9
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $3,681.6           $3,101.3
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $  396.0           $  243.9
     Accrued Taxes and Interest                                                         43.5               35.2
     Notes Payable                                                                         -               53.0
     Long-Term Debt Due Within One Year                                                320.1               37.5
     Other                                                                              98.8              107.1
     Discontinued Operations                                                            15.0               49.5
--------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      873.4              526.2

Long-Term Debt                                                                         790.9              747.7

Accumulated Deferred Income Taxes                                                      182.2              160.7

Minority Interest                                                                       74.3                8.4

Other Liabilities                                                                      157.5              153.1

Discontinued Operations                                                                  2.7               45.0

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                            2,081.0            1,641.1
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 130.0 Shares Authorized
     88.6 and 87.3 Shares Outstanding                                                  963.7              859.2

Unearned ESOP Shares                                                                   (43.8)             (45.4)

Accumulated Other Comprehensive Gain                                                     8.4               14.5

Retained Earnings                                                                      672.3              631.9
--------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                   1,600.6            1,460.2
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $3,681.6           $3,101.3
--------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2004 Form 10-Q                     4

                                                        ALLETE
                                           CONSOLIDATED STATEMENT OF INCOME
                                    Millions Except Per Share Amounts - Unaudited

                                                                     QUARTER ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                 2004            2003        2004           2003
--------------------------------------------------------------------------------------------------------------------

OPERATING REVENUE
     Energy Services
         Regulated Utility                                      $136.9          $125.8      $278.3         $263.8
         Nonregulated                                             47.0            32.7        87.9           73.8
     Automotive Services                                         232.1           240.7       479.8          473.6
     Investments                                                  (0.7)           10.7        27.8           21.6
--------------------------------------------------------------------------------------------------------------------

         Total Operating Revenue                                 415.3           409.9       873.8          832.8
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power
         Regulated Utility                                        65.9            56.8       123.0          112.8
         Nonregulated                                             11.3             8.1        23.1           19.5
     Operations
         Regulated Utility                                        53.2            52.5       110.6          110.3
         Nonregulated                                             33.7            24.5        62.2           52.8
         Automotive and Investments                              180.7           189.9       384.1          380.0
     Interest                                                     13.8            16.0        26.9           32.9
--------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                358.6           347.8       729.9          708.3
--------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                       56.7            62.1       143.9          124.5

INCOME TAX EXPENSE                                                23.8            25.0        57.9           49.4
--------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                 32.9            37.1        86.0           75.1
INCOME FROM
     DISCONTINUED OPERATIONS - NET OF TAX                          1.8             7.3         1.2           13.6
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $ 34.7          $ 44.4      $ 87.2         $ 88.7
--------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                        85.1            82.6        84.7           82.4
     Diluted                                                      85.6            82.9        85.2           82.6
--------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE OF COMMON STOCK
         Continuing Operations                                   $0.39           $0.45       $1.02          $0.91
         Discontinued Operations                                  0.02            0.09        0.01           0.17
--------------------------------------------------------------------------------------------------------------------

                                                                 $0.41           $0.54       $1.03          $1.08
--------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE OF COMMON STOCK
         Continuing Operations                                   $0.38           $0.45       $1.01          $0.91
         Discontinued Operations                                  0.02            0.08        0.01           0.16
--------------------------------------------------------------------------------------------------------------------

                                                                 $0.40           $0.53       $1.02          $1.07
--------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                            $0.2825         $0.2825      $0.565         $0.565
--------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these statements.

5                     ALLETE Second Quarter 2004 Form 10-Q

                                                        ALLETE
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Millions - Unaudited

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     2004                   2003
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Net Income                                                                   $ 87.2                  $ 88.7
       Depreciation and Amortization                                                  43.0                    42.9
       Deferred Income Taxes                                                           7.1                    12.0
       Gain on Sale of Plant                                                         (15.5)                  (17.0)
       Changes in Operating Assets and Liabilities
          Accounts Receivable                                                       (146.4)                  (84.8)
          Inventories                                                                 (1.8)                    3.2
          Prepayments and Other                                                       (0.2)                   (1.8)
          Accounts Payable                                                           118.7                    54.6
          Other Current Liabilities                                                  (13.2)                   (3.2)
       Other Assets                                                                   (4.1)                    2.4
       Other Liabilities                                                               3.6                     8.5
--------------------------------------------------------------------------------------------------------------------
              Cash from Operating Activities                                          78.4                   105.5
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Plant                                                    75.4                       -
       Proceeds from Sale of Available-For-Sale Securities                             1.6                     6.4
       Changes to Investments                                                         16.3                    (2.4)
       Additions to Property, Plant and Equipment                                    (43.4)                 (118.6)
       Other                                                                          (1.5)                  (15.0)
--------------------------------------------------------------------------------------------------------------------
              Cash from (for) Investing Activities                                    48.4                  (129.6)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       34.9                    17.8
       Issuance of Subsidiary Common Stock                                           136.0                       -
       Issuance of Long-Term Debt                                                    405.6                    65.9
       Net Increase in Book Overdrafts                                                31.2                    70.8
       Payments for Debt Issuance Costs                                               (9.9)                      -
       Changes in Notes Payable - Net                                                (52.2)                  (72.9)
       Reductions of Long-Term Debt                                                  (81.5)                   (3.2)
       Dividends on Common Stock                                                     (46.8)                  (45.6)
       Transfer to Restricted Cash                                                  (152.4)                      -
--------------------------------------------------------------------------------------------------------------------
              Cash from Financing Activities                                         264.9                    32.8
--------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (6.4)                   30.8
--------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  385.3                    39.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     226.1                   203.0
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $611.4                  $242.5
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
          Interest - Net of Capitalized                                              $26.4                   $33.2
          Income Taxes                                                               $59.6                   $22.6

--------------------------------------------------------------------------------------------------------------------

<F1> Included $8.5 million of cash from Discontinued Operations at June 30, 2004 ($9.7 million at June 30, 2003).

                           The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2004 Form 10-Q                     6

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

NOTE 1.    BUSINESS SEGMENTS
Millions

                                                                 ENERGY SERVICES
                                                              ---------------------                    INVESTMENTS
                                                              REGULATED     NON-       AUTOMOTIVE     AND CORPORATE
                                             CONSOLIDATED      UTILITY    REGULATED     SERVICES         CHARGES
-------------------------------------------------------------------------------------------------------------------


FOR THE QUARTER ENDED JUNE 30, 2004

Operating Revenue                               $415.3          $136.9     $ 47.0        $232.1<F2>       $(0.7)
Operation and Other Expense                      323.5           109.2       42.4         165.2             6.7
Depreciation and Amortization Expense             21.3             9.9        2.6           8.8               -
Interest Expense                                  13.8             4.6        0.6           4.7             3.9
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                         56.7            13.2        1.4          53.4           (11.3)
Income Tax Expense (Benefit)                      23.8             5.0        0.3          21.1            (2.6)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations          32.9             8.2        1.1          32.3            (8.7)
Income (Loss) from
    Discontinued Operations - Net of Tax           1.8<F1>           -          -          (4.0)              -
-------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                               $ 34.7<F1>        $8.2     $  1.1        $ 28.3           $(8.7)
-------------------------------------------------------------------------------------------------------------------


FOR THE QUARTER ENDED JUNE 30, 2003

Operating Revenue                               $409.9          $125.8     $ 32.7        $240.7<F2>       $10.7
Operation and Other Expense                      309.9            98.9       30.1         171.3             9.6
Depreciation and Amortization Expense             21.9            10.4        2.5           8.9             0.1
Interest Expense                                  16.0             5.0        0.7           3.7             6.6
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                         62.1            11.5       (0.6)         56.8            (5.6)
Income Tax Expense (Benefit)                      25.0             4.6       (0.5)         22.7            (1.8)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations          37.1             6.9       (0.1)         34.1            (3.8)
Income (Loss) from
    Discontinued Operations - Net of Tax           7.3<F1>           -          -          (0.1)              -
-------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                               $ 44.4<F1>      $  6.9     $ (0.1)      $  34.0           $(3.8)
-------------------------------------------------------------------------------------------------------------------

<F1> Included $5.8 million of income from the Water Services businesses in 2004 ($7.4 million in 2003).
<F2> Included $43.3 million of Canadian operating revenue in 2004 ($47.6 million in 2003).

7                     ALLETE Second Quarter 2004 Form 10-Q

Millions

                                                                   ENERGY SERVICES
                                                                ---------------------                    INVESTMENTS
                                                                REGULATED     NON-       AUTOMOTIVE     AND CORPORATE
                                               CONSOLIDATED      UTILITY    REGULATED     SERVICES         CHARGES
---------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30, 2004

Operating Revenue                                 $873.8          $278.3     $ 87.9        $479.8<F3>       $27.8
Operation and Other Expense                        660.0           213.8       80.2         344.7            21.3
Depreciation and Amortization Expense               43.0            19.8        5.1          18.1               -
Interest Expense                                    26.9             9.3        0.9           8.7             8.0
---------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
     Continuing Operations                         143.9            35.4        1.7         108.3            (1.5)
Income Tax Expense                                  57.9            13.3        0.2          42.7             1.7
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations            86.0            22.1        1.5          65.6            (3.2)
Income (Loss) from
     Discontinued Operations - Net of Tax            1.2<F1>           -          -          (4.0)              -
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                 $ 87.2<F1>      $ 22.1     $  1.5        $ 61.6           $(3.2)
---------------------------------------------------------------------------------------------------------------------

Total Assets                                    $3,681.6<F2>    $1,212.4     $244.6      $2,076.8<F4>      $130.0
Property, Plant and Equipment - Net             $1,484.7          $734.2     $190.7        $555.8            $4.0
Accumulated Depreciation                          $870.5          $709.2      $47.4        $113.9               -
Capital Expenditures                               $43.4<F2>       $27.9       $6.6          $5.7            $0.2


FOR THE SIX MONTHS ENDED JUNE 30, 2003

Operating Revenue                                 $832.8          $263.8     $ 73.8       $ 473.6<F3>       $21.6
Operation and Other Expense                        632.6           202.4       67.3         347.5            15.4
Depreciation and Amortization Expense               42.8            20.7        5.0          17.0             0.1
Interest Expense                                    32.9            10.2        1.1           8.1            13.5
---------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
     Continuing Operations                         124.5            30.5        0.4         101.0            (7.4)
Income Tax Expense (Benefit)                        49.4            12.2       (0.3)         40.2            (2.7)
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations            75.1            18.3        0.7          60.8            (4.7)
Income from Discontinued Operations - Net of Tax    13.6<F1>           -          -           0.4               -
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                 $ 88.7<F1>      $ 18.3     $  0.7        $ 61.2           $(4.7)
---------------------------------------------------------------------------------------------------------------------

Total Assets                                    $3,409.2<F2>      $922.8     $214.5      $1,718.5<F4>      $163.3
Property, Plant and Equipment - Net             $1,480.6          $730.5     $174.3        $571.8            $4.0
Accumulated Depreciation                          $819.7          $686.6      $40.1         $93.0               -
Capital Expenditures                               $67.5<F2>       $23.7      $14.4         $12.8               -

---------------------------------------------------------------------------------------------------------------------

<F1> Included $5.2 million of income from the Water Services businesses in 2004 ($13.2 million in 2003).
<F2> Discontinued Operations represented $17.8 million of total assets in 2004 ($390.1 million in 2003) and $3.0 million of capital expenditures in 2004 ($16.6 million in 2003).
<F3> Included $89.1 million of Canadian operating revenue in 2004 ($87.7 million in 2003).
<F4> Included $241.3 million of Canadian assets in 2004 ($214.6 million in 2003).

                      ALLETE Second Quarter 2004 Form 10-Q                     8

NOTE 2.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE. AFC sells the majority of U.S. dollar denominated finance receivables on a revolving basis to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. AFC and the special purpose subsidiary amended its securitization agreement in June 2004 concurrent with the completion of ADESA's IPO. The agreement expires in January 2005 subject to annual renewal and allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in eligible finance receivables subject to committed liquidity. The special purpose subsidiary had $425 million of committed liquidity at June 30, 2004. Receivables sold are not reported on our consolidated financial statements. At June 30, 2004 AFC managed total finance receivables of $599 million ($533 million at December 31, 2003), of which $522 million had been sold to the special purpose subsidiary ($458 million at December 31, 2003). The special purpose subsidiary then in turn sold loans, with recourse to the special purpose subsidiary, of $370 million to the bank conduit facility at June 30, 2004 ($334 million at December 31, 2003) leaving $229 million of finance receivables recorded on our consolidated balance sheet at June 30, 2004 ($199 million at December 31, 2003). Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and termination events tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's new credit facility. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement, and we are not aware of any changing circumstances that would put AFC or us in noncompliance with the covenants therein.

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized for performance share awards was approximately $0.8 million for the first six months of 2004 ($1.4 million for the first six months of 2003). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

                                                                  QUARTER ENDED               SIX MONTHS ENDED
EFFECT OF SFAS 123                                                  JUNE 30,                      JUNE 30,
ACCOUNTING FOR STOCK-BASED COMPENSATION                        2004           2003          2004            2003
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Net Income
     As Reported                                              $34.7           $44.4        $87.2            $88.7
     Less: Employee Stock Compensation Expense
           Determined Under SFAS 123 - Net of Tax               0.1             0.1          0.2              0.2
-------------------------------------------------------------------------------------------------------------------

     Pro Forma Net Income                                     $34.6           $44.3        $87.0            $88.5
-------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
     As Reported                                              $0.41           $0.54        $1.03            $1.08
     Pro Forma                                                $0.41           $0.54        $1.03            $1.07

Diluted Earnings Per Share
     As Reported                                              $0.40           $0.53        $1.02            $1.07
     Pro Forma                                                $0.40           $0.53        $1.02            $1.07
-------------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                              2004                          2003
-------------------------------------------------------------------------------------------------------------------

Risk-Free Interest Rate                                                        3.3%                          3.1%
Expected Life - Years                                                             5                             5
Expected Volatility                                                           28.1%                         25.2%
Dividend Growth Rate                                                             2%                            2%
-------------------------------------------------------------------------------------------------------------------

RESTRICTED CASH. Our Automotive Services business had $155.8 million of restricted cash at June 30, 2004 primarily consisting of funds held in escrow for the redemption of certain debt in August 2004. (See Note 7.)

9                     ALLETE Second Quarter 2004 Form 10-Q

NEW ACCOUNTING STANDARDS. In May 2004 the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Act), which provides accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 requires that the Accumulated Postretirement Benefit Obligation and Postretirement Benefit Cost reflect the impact of the Act upon adoption, which is required for the first interim period beginning after June 15, 2004. We provide postretirement health benefits that include prescription drug benefits, and expect our postretirement prescription drug benefits to qualify us for the federal subsidy to be provided for under the Act. We expect that the federal subsidy will reduce our postretirement benefit cost by approximately $2 million pretax annually. We will adopt FSP 106-2 in the third quarter of 2004.


NOTE 3.    SPIN-OFF AND IPO OF AUTOMOTIVE SERVICES

In October 2003 our Board of Directors approved a plan to spin off to ALLETE shareholders our Automotive Services business as a publicly traded company doing business as ADESA, Inc. In March 2004 our Board of Directors approved an IPO of less than 20 percent of all ADESA common stock outstanding. On June 21, 2004 ADESA issued 6.3 million shares of common stock through an IPO priced at $24.00 per share. This represented 6.6 percent of ADESA's 94.9 million shares outstanding. As a result of the IPO, ALLETE recorded a $73.1 million increase to Common Stock with no gain being recognized. We will account for the 6.6 percent public ownership of ADESA as a minority interest. We will continue to own and consolidate the remaining portion of ADESA until the completion of the spin-off. The spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive a pro rata number of shares of ADESA common stock for each share of ALLETE common stock that they own. The spin-off is subject to the approval of the final plan by ALLETE's Board of Directors, favorable market conditions, receipt of tax opinions and other customary conditions. ALLETE's Board of Directors is expected to meet in late August 2004 to finalize details of the spin-off of Automotive Services, which is expected to be completed by the end of September 2004.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we will report the Automotive Services business in discontinued operations after the spin-off. For the quarter and six months ended June 30, 2004, $0.3 million of minority interest expense was included in Automotive and Investment Operations Expenses on our consolidated statement of income.


NOTE 4.    DISCONTINUED OPERATIONS

During 2003, we sold, under condemnation or imminent threat of condemnation, substantially all of our water assets in Florida for a total sales price of approximately $445 million. Earnings from Discontinued Operations for 2003 included a $71.6 million, or $0.86 per share, after-tax gain on the sale of substantially all our Water Services businesses ($0.2 million first quarter; $0.2 million second quarter; $3.0 million, or $0.04 per share, third quarter; $68.2 million, or $0.82 per share, fourth quarter). The gain was net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets.

In June 2004 we essentially concluded our strategy to exit our Water Services businesses when we completed the sales of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. Aqua America purchased our North Carolina water assets for $48 million and the assumption of approximately $28 million in debt, and also purchased 63 of our water and wastewater systems in Florida for $14 million. Seminole County purchased the remaining 9 Florida systems for a total of $4 million. The transactions related to the sale of our remaining water systems in Florida are subject to regulatory approval by the FPSC. The approval process may result in an adjustment to the final purchase price based on the FPSC's determination of plant investment for the systems. Earnings from Discontinued Operations for 2004 included a $5.4 million, or $0.06 per share, after-tax gain on the sale of North Carolina water assets and remaining water and wastewater systems in Florida ($0.4 million of after-tax expenses first quarter and $5.8 million, or $0.06 per share, net gain second quarter).

The net cash proceeds from the sale of all water assets in 2003 and 2004, after transaction costs, retirement of most Florida Water debt and payment of income taxes, were approximately $300 million. These net proceeds were used to retire debt at ALLETE. We expect to sell our water assets in Georgia in the second half of 2004.

                      ALLETE Second Quarter 2004 Form 10-Q                    10

In October 2003 the FPSC voted to initiate an investigation into the ratemaking considerations of the gain on sale of Florida Water's assets, and whether gains should be shared with the previous customers of Florida Water. In June 2004 Florida enacted legislation which provides that gains or losses resulting from the purchase or condemnation of a utility's assets, which results in the loss of customers and revenue served by such assets, are to be borne by the shareholders of the utility. This applies to all transactions prior to and after the effective date of the new law.


SUMMARY OF DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
Millions
                                                                  QUARTER ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
INCOME STATEMENT                                              2004             2003          2004             2003
-------------------------------------------------------------------------------------------------------------------------

Operating Revenue                                             $7.6            $31.2         $15.2            $62.1
-------------------------------------------------------------------------------------------------------------------------

Pre-Tax Income (Loss) from Operations                         $0.2            $11.5         $(0.2)           $19.4
Income Tax Expense                                             0.2              4.4             -              7.5
-------------------------------------------------------------------------------------------------------------------------

                                                                 -              7.1          (0.2)            11.9
-------------------------------------------------------------------------------------------------------------------------

Gain on Disposal                                               8.7<F1>          0.4           8.1<F1>          3.1<F2>
Income Tax Expense                                             6.9              0.2           6.7              1.4
-------------------------------------------------------------------------------------------------------------------------

                                                               1.8              0.2           1.4              1.7
-------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations                           $1.8             $7.3          $1.2            $13.6
-------------------------------------------------------------------------------------------------------------------------
                                                                             JUNE 30,                 DECEMBER 31,
BALANCE SHEET INFORMATION                                                      2004                       2003
-------------------------------------------------------------------------------------------------------------------------

Assets of Discontinued Operations
    Cash and Cash Equivalents                                                 $ 8.5                     $  6.5
    Other Current Assets                                                        1.1                        8.4
    Property, Plant and Equipment                                               6.0                       81.2
    Other Assets                                                                2.2                        6.7
-------------------------------------------------------------------------------------------------------------------------

                                                                              $17.8                     $102.8
-------------------------------------------------------------------------------------------------------------------------

Liabilities of Discontinued Operations
    Current Liabilities                                                       $15.0                      $49.5
    Long-Term Debt                                                                -                       19.9
    Other Liabilities                                                           2.7                       25.1
-------------------------------------------------------------------------------------------------------------------------

                                                                              $17.7                      $94.5
-------------------------------------------------------------------------------------------------------------------------

<F1> Included $6.6 million of accrued charges related to our vehicle import business. (See ADESA Importation Litigation.)
<F2> Included a $2.0 million recovery from a settlement related to the 2002 sale of our vehicle transport business.

ADESA IMPORTATION LITIGATION. In 2002 a former employee of ADESA Importation, our vehicle import business, which we exited in the first quarter of 2003, filed suit against ADESA and ADESA Importation alleging breach of contract and breach of other oral agreements related to ADESA Importation's purchase of International Vehicle Importers, Inc. in December 2000. ADESA Importation filed a counterclaim against the former employee including allegations of a number of improper acts by the employee including breach of contract, breach of fiduciary duty and fraud. Pursuant to Michigan law, the case was originally evaluated by a three attorney panel. During the mandatory case evaluation process, the three attorney panel awarded the former employee damages of $153,000. At the same time, the panel awarded ADESA and ADESA Importation damages of $225,000 for its counterclaims. The former employee rejected the panel's decision resulting in a jury trial. On June 1, 2004 a jury awarded damages of $5.8 million to the former employee related to the allegation that ADESA breached oral agreements to provide funding to ADESA Importation. The jury also found in favor of ADESA and ADESA Importation on three of its counterclaims including breach of contract, breach of fiduciary duty and fraud and awarded ADESA and ADESA Importation $69,000. ADESA and ADESA Importation believe that they have valid grounds for appeal in this matter and intend to appeal the jury award, seeking reversal of the verdict or a new trial. Post-trial motions were filed with the trial court in July 2004. In prior periods ADESA did not accrue an amount for this matter, based upon the finding of the three attorney panel during the case evaluation. As a result of the jury trial verdict, ADESA accrued $6.6 million ($4.0 million after taxes) for the jury award plus interest and legal fees in the second quarter of 2004 as a loss from discontinued operations.

11                    ALLETE Second Quarter 2004 Form 10-Q

NOTE 5.    INVESTMENTS

At June 30, 2004 Investments included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of $45.0 million of securities held for employee benefits ($41.4 million at December 31, 2003) and $34.5 million of economic development revenue bonds held by ADESA in conjunction with a capital lease of a vehicle auction facility in Georgia ($34.5 million at December 31, 2003), and our emerging technology investments.

                                                                            JUNE 30,                 DECEMBER 31,
INVESTMENTS                                                                   2004                       2003
---------------------------------------------------------------------------------------------------------------------
Millions

Real Estate Assets                                                          $  76.1                    $  78.5
Debt and Equity Securities                                                     81.6                       88.6
Emerging Technology Investments                                                26.9                       37.5
---------------------------------------------------------------------------------------------------------------------

                                                                            $ 184.6                    $ 204.6
---------------------------------------------------------------------------------------------------------------------

We account for our emerging technology investments under the cost method, and review for impairment on a quarterly basis. During the second quarter of 2004 we recorded $7.9 million ($4.7 million after taxes) of impairment losses primarily related to direct investments in certain privately-held start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicate that future commercial viability is unlikely, as is new financing necessary to continue development.

Our total carrying value of $26.9 million at June 30, 2004 included $20.4 million for investments in three venture capital funds that have a current fund reported value of approximately $10 million. The venture capital funds invest in many privately-held start-up companies, and generally value the investments at the most recent round of equity financing with failed investments written down to zero. Experience indicates that failures in the fund's portfolio emerge early while successful companies tend to take longer to materialize. In addition, the most recent round of equity financing may produce a low valuation as it would not reflect subsequent positive developments occurring at the various companies in which the funds have invested. Based on our evaluation of these three venture capital funds, we anticipate that the funds' future value will exceed our carrying value as successful companies emerge and become fully valued. We have the ability and intent to hold our investment in these venture capital funds for a reasonable period of time sufficient for the forecasted valuation to be realized. As such, we did not consider these venture capital fund investments to be other-than-temporarily impaired at June 30, 2004.


NOTE 6.    GOODWILL AND OTHER INTANGIBLES

We conduct our annual goodwill impairment testing in the second quarter of each year and the 2004 test resulted in no impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test.

GOODWILL
--------------------------------------------------------------------------------------------------------------------
Millions

Carrying Value, December 31, 2003                                                                       $511.0
Acquired during Year                                                                                         -
Change due to Foreign Currency Translation Adjustment                                                     (1.5)
--------------------------------------------------------------------------------------------------------------------

Carrying Value, June 30, 2004                                                                           $509.5
--------------------------------------------------------------------------------------------------------------------
                                                                            JUNE 30,                 DECEMBER 31,
OTHER INTANGIBLE ASSETS                                                       2004                       2003
--------------------------------------------------------------------------------------------------------------------
Millions

Customer Relationships                                                      $  29.6                     $ 29.6
Computer Software                                                              29.1                       28.1
Other                                                                           5.5                        5.7
Accumulated Amortization                                                      (33.5)                     (30.1)
--------------------------------------------------------------------------------------------------------------------

                                                                            $  30.7                     $ 33.3
--------------------------------------------------------------------------------------------------------------------

Other  Intangible   Assets  are  amortized  using  the   straight-line   method.
Amortization periods are seven to twenty-five years for Customer Relationships, one to seven years for Computer Software and three to ten years for Other.

                      ALLETE Second Quarter 2004 Form 10-Q                    12

NOTE 7.    LONG-TERM DEBT

                                                                                JUNE 30,             DECEMBER 31,
LONG-TERM DEBT                                                                    2004                   2003
--------------------------------------------------------------------------------------------------------------------
Millions

ALLETE<F1>
    First Mortgage Bonds
       6.68% Series Due 2007                                                     $ 20.0                 $ 20.0
       7% Series Due 2007                                                          60.0                   60.0
       7 1/2% Series Due 2007                                                      35.0                   35.0
       7% Series Due 2008                                                          50.0                   50.0
       6% Pollution Control Series E Due 2022                                     111.0                  111.0
    Senior Notes, 7.80% Due 2008                                                  125.0                  125.0
    Variable Demand Revenue Refunding Bonds
       Series 1997 A, B, C and D Due 2007 - 2020                                   39.0                   39.0
    Industrial Development Revenue Bonds 6.5% Due 2025                             35.1                   35.1
    Other Long-Term Debt, 1.1% - 8.8% Due 2004 - 2025                              76.2                   75.2
--------------------------------------------------------------------------------------------------------------------

                                                                                  551.3                  550.3
    Less Due Within One Year                                                      159.0                   35.6
--------------------------------------------------------------------------------------------------------------------

                                                                                  392.3                  514.7
--------------------------------------------------------------------------------------------------------------------

Automotive Services (ADESA)
    Variable Term Loan A Facility Due 2009                                        175.0                      -
    Variable Term Loan B Facility Due 2010                                        100.0                      -
    Senior Notes
       7.70% Series A Due 2006                                                     90.0                   90.0
       8.10% Series B Due 2010                                                     35.0                   35.0
    Senior Subordinated Notes 7 5/8% Series Due 2012                              125.0                      -
    Variable Notes
       Due 2006                                                                       -                   45.0
       Due 2020                                                                       -                   28.4
    Capital Lease Obligation                                                       34.5                   34.5
    Other Long-Term Debt, 6% Due 2004 - 2005                                        0.2                    2.0
--------------------------------------------------------------------------------------------------------------------

                                                                                  559.7                  234.9
    Less Due Within One Year                                                      161.1                    1.9
--------------------------------------------------------------------------------------------------------------------

                                                                                  398.6                  233.0
--------------------------------------------------------------------------------------------------------------------

Net Long-Term Debt                                                               $790.9                 $747.7
--------------------------------------------------------------------------------------------------------------------

<F1> Excluded Automotive Services.

In January 2004 ALLETE used internally generated funds to retire approximately $3.5 million in principal amount of Industrial Development Revenue Bonds Series 1994-A, due January 1, 2004.

In June 2004 ALLETE called $125 million in principal amount of 7.80% Senior Notes due 2008. Proceeds from the sale of our water assets and proceeds received from ADESA were used to repay this debt on July 26, 2004. As a result of the redemption, we recognized an expense of $18.5 million in the third quarter of 2004 comprised of an early redemption premium and the write-off of unamortized debt issuance costs. We have accounted for this debt as due within one year in the table above.

In July 2004 ALLETE called, for redemption in August 2004, $111 million in principal amount of Collateralized 6% Pollution Control Refunding Revenue Bonds Series E due 2022 and expects to refinance these bonds in August 2004 at a more favorable interest rate.

In June 2004 ADESA substantially completed the restructuring of debt in conjunction with its June IPO and planned spin-off from ALLETE. In June 2004 ADESA issued $125 million of 7 5/8% Senior Subordinated Notes at par with a maturity date of June 15, 2012, borrowed $275 million under a new $525 million credit facility, and repaid $75.1 million of previously existing debt and all intercompany debt outstanding to ALLETE. In July 2004 ADESA called for redemption all of its $90 million in principal amount of 7.70% Senior Notes due 2006 and all of its $35 million in principal amount of 8.10% Senior Notes due 2010. The redemptions are scheduled to occur on August 11, 2004, and ADESA expects to recognize expenses of approximately $14 million in the third quarter comprised of an early redemption premium and the write-off of unamortized debt issuance costs. We have accounted for the $125 million of debt to be redeemed by ADESA as due within one year in the table above.

13                    ALLETE Second Quarter 2004 Form 10-Q

ADESA's new credit facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, pay dividends or make distributions to shareholders and make any prepayment or redemption with respect to the senior subordinated notes. The new credit facility also contains financial covenants including: a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At June 30, 2004, ADESA was in compliance with the covenants contained in the new credit facility.

In June 2004 ADESA entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. ADESA has designated its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount ADESA would receive or pay to terminate the agreement at the reporting date. At June 30, 2004 the fair value of the interest rate swap agreements is an unrealized loss of $0.6 million and is recorded in accrued expenses and other liabilities on the consolidated balance sheet. In accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income. ADESA is exposed to credit loss in the event of nonperformance by the counterparties; however, nonperformance is not anticipated.


NOTE 8.    SHORT-TERM BORROWINGS

In April 2004 ALLETE used internally generated funds and proceeds from the sale of water assets to repay the remaining $53.0 million outstanding on a $250 million credit agreement which would have expired in July 2004.


NOTE 9.    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                            POSTRETIREMENT HEALTH
                                                                  PENSION                         AND LIFE
                                                          ------------------------          ----------------------
COMPONENTS OF PERIODIC BENEFIT EXPENSE                     2004            2003             2004            2003
------------------------------------------------------------------------------------------------------------------
Millions
FOR THE QUARTER ENDED JUNE 30,

Service Cost                                              $ 2.1            $ 1.7            $1.1            $ 0.9
Interest Cost                                               5.2              4.9             1.8              1.7
Expected Return on Plan Assets                             (6.9)            (7.2)           (1.1)            (1.0)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    0.4                -             0.3                -
Amortization of Transition Obligation                         -                -             0.6              0.6
------------------------------------------------------------------------------------------------------------------

   Periodic Benefit Expense (Benefit)                     $ 1.0            $(0.4)           $2.7            $ 2.2
------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,

Service Cost                                              $ 4.2            $ 3.4            $2.2             $1.8
Interest Cost                                              10.4              9.8             3.6              3.4
Expected Return on Plan Assets                            (13.8)           (14.4)           (2.2)            (2.0)
Amortization of Prior Service Costs                         0.4              0.4               -                -
Amortization of Net Loss                                    0.8               -              0.5                -
Amortization of Transition Obligation                       0.1              0.1             1.2              1.2
------------------------------------------------------------------------------------------------------------------

   Periodic Benefit Expense (Benefit)                     $ 2.1            $(0.7)           $5.3             $4.4
------------------------------------------------------------------------------------------------------------------


                      ALLETE Second Quarter 2004 Form 10-Q                    14

NOTE 10.      INCOME TAX EXPENSE

                                                               QUARTER ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                           2004            2003             2004            2003
------------------------------------------------------------------------------------------------------------------
Millions

Current Tax Expense
     Federal                                              $16.2            $15.3           $38.3            $31.9
     Foreign                                                4.1              7.3             7.8              9.2
     State                                                  3.0              2.3             8.0              6.0
------------------------------------------------------------------------------------------------------------------

                                                           23.3             24.9            54.1             47.1
------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense
     Federal                                                0.5              0.2             4.1              2.4
     State                                                  0.2              0.1             0.5              0.5
------------------------------------------------------------------------------------------------------------------

                                                            0.7              0.3             4.6              2.9
------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                       (0.2)            (0.2)           (0.8)            (0.6)
------------------------------------------------------------------------------------------------------------------

Income Tax Expense on Continuing Operations                23.8             25.0            57.9             49.4
Income Tax Expense on Discontinued Operations               7.1              4.6             6.7              8.9
------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                  $30.9            $29.6           $64.6            $58.3
------------------------------------------------------------------------------------------------------------------


NOTE 11.      EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

                                                        QUARTER ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                                 -------------------------------     -------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES     DILUTED      BASIC   SECURITIES    DILUTED
--------------------------------------------------------------------------------------------------------------------

Millions

2004

Net Income from Continuing Operations            $32.9         -         $32.9       $86.0         -         $86.0
Common Shares                                     85.1       0.5          85.6        84.7       0.5          85.2
Per Share from Continuing Operations             $0.39         -         $0.38       $1.02         -         $1.01

2003

Net Income from Continuing Operations            $37.1         -         $37.1       $75.1         -         $75.1
Common Shares                                     82.6       0.3          82.9        82.4       0.2          82.6
Per Share from Continuing Operations             $0.45         -         $0.45       $0.91         -         $0.91
--------------------------------------------------------------------------------------------------------------------


NOTE 12.      COMPREHENSIVE INCOME

For the quarter ended June 30, 2004 total comprehensive income was $30.7 million ($66.3 million for the quarter ended June 30, 2003). For the six months ended June 30, 2004 total comprehensive income was $81.1 million ($122.9 million for the six months ended June 30, 2003). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale and interest rate swaps, additional pension liability and foreign currency translation adjustments.

                                                                         JUNE 30,                    DECEMBER 31,
ACCUMULATED OTHER COMPREHENSIVE GAIN                                       2004                          2003
------------------------------------------------------------------------------------------------------------------
Millions

Unrealized Gain on Securities                                              $ 1.1                         $ 0.8
Interest Rate Swaps                                                         (0.3)                            -
Foreign Currency Translation Gain                                           17.4                          23.5
Additional Pension Liability                                                (9.8)                         (9.8)
------------------------------------------------------------------------------------------------------------------

                                                                           $ 8.4                         $14.5
------------------------------------------------------------------------------------------------------------------

15                    ALLETE Second Quarter 2004 Form 10-Q

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. In December 2003 we received notice from Minnkota Power that they will reduce our output entitlement, effective January 1, 2006, by 5 percent to approximately 66 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation shall be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2004 Square Butte had total debt outstanding of $287.7 million. Total annual debt service for Square Butte is expected to be approximately $23 million in each of the years 2004 through 2008. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

KENDALL COUNTY POWER PURCHASE AGREEMENT. We have 275 MW of nonregulated generation (non rate-base generation sold at market-based rates to the wholesale market) through an agreement with a wholly owned subsidiary of NRG Energy that extends through September 2017. Under the agreement we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit at NRG Energy's Kendall County facility near Chicago, Illinois. The annual fixed capacity charge is approximately $21 million. We are also responsible for arranging the natural gas fuel supply. Our strategy is to enter into long-term contracts to sell a significant portion of the 275 MW from the Kendall County facility; the balance will be sold in the spot market through short-term agreements. We currently have 130 MW (100 MW in 2003) of long-term capacity sales contracts for the Kendall County generation, with 50 MW expiring in April 2012 and 80 MW expiring in September 2017. Neither the Kendall County agreement nor the related sales contracts are derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." To date, the Kendall County facility has operated at a loss due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on unsold capacity (currently 145 MW). We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts. We are currently exploring options to minimize or eliminate these ongoing losses. We are utilizing Tenaska Power Services Company to provide operational and scheduling services for the Kendall County generating unit.

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

EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through minority investments in venture capital funds and direct investments in privately-held start-up companies. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.7 million at June 30, 2004 ($4.8 million at December 31, 2003) and is expected to be invested at various times through 2007.

                      ALLETE Second Quarter 2004 Form 10-Q                    16

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

SWL&P MANUFACTURED GAS PLANT. In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is underway. In February 2003 SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003 sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation will be to determine any impact to soil or ground water between the former MGP site and Superior Bay. A work plan for this additional investigation by SWL&P was filed in December 2003 with the WDNR. Permission from landowners is currently being obtained to perform the additional tests. Although it is not possible to quantify the potential clean-up cost until the investigation is completed and a work plan is developed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to regulatory prudency review.

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

17                    ALLETE Second Quarter 2004 Form 10-Q

ADESA IMPACT TAUNTON FACILITY. In December 2003 the Massachusetts Department of Environmental Protection (MDEP) identified ADESA as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility. The wells had elevated levels of MTBE. MTBE is an oxygenating additive in gasoline to reduce harmful emissions. The EPA has identified MTBE as a possible carcinogen. ADESA engaged GeoInsight, an environmental services firm, to conduct tests of the soil and groundwater at the salvage vehicle auction site.

In December 2003 GeoInsight collected soil samples, conducted groundwater tests and provided oversight for the installation of monitoring wells in various locations on and adjacent to the property adjoining the residential community. The results of the soil and water tests indicated levels of MTBE exceeding MDEP standards. In January 2004 GeoInsight collected air samples from two residences that were identified as having elevated drinking water concentrations of MTBE. ADESA has determined that inhalation of, or contact exposure to, this air poses minimal risk to human health. In response to its empirical findings, ADESA proposed to the MDEP that we install water filtration units in the approximately 33 affected residences. Thirty-two units have been installed.

GeoInsight prepared an immediate response action (IRA) plan, which was required by the MDEP, to determine the extent of the environmental impact and define activities to prevent further environmental contamination. The IRA plan, which was filed in January 2004, describes the initial activities ADESA performed, and proposes additional measures that it will use to further assess the existence of any imminent hazard to human health. In addition, as required by the MDEP, ADESA has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. GeoInsight does not believe that an imminent hazard condition exists at the Taunton site; however, the investigation and assessment of site conditions are ongoing.

ADESA submitted an IRA plan status report to the MDEP in March 2004. Additionally, ADESA is submitting bi-weekly status updates to the MDEP. A comprehensive ground water sampling event and residential sampling event were conducted in April 2004. ADESA's representatives met with the Taunton City Council to propose that ADESA extend municipal water services to the adjoining residential community at an approximate cost of $1 million. In August 2004 ADESA expects to present a detailed engineering proposal to the Taunton City Council.

ADESA has an accrual of $1.2 million at June 30, 2004 with respect to this matter, including the estimated costs (as of June 30, 2004) associated with the proposal to extend the municipal water service.

ADESA has filed a claim with our insurance carrier with respect to this matter. On March 30, 2004 our insurance carrier responded with a request for additional information regarding the claims.

In addition to the activity described above, ADESA has received correspondence from an attorney representing residents of the adjoining residential community suggesting that ADESA enter into discussions concerning property damage claims for diminution in value due to the MTBE release. Accordingly, there is a possibility that property damage litigation may be filed against ADESA.
Potential losses in these matters are not considered probable by ADESA management or cannot be reasonably estimated. Accordingly, ADESA has not recorded an accrual for the respective costs of these matters.

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

See Note 4 for a discussion on the ADESA Importation litigation.

                      ALLETE Second Quarter 2004 Form 10-Q                    18

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE'S operations are comprised of three business segments. ENERGY SERVICES includes electric and gas services, coal mining and telecommunications. AUTOMOTIVE SERVICES, with operations across the United States, Canada and Mexico, includes wholesale vehicle auctions and related vehicle redistribution services as well as dealer financing. Auctions and related services include wholesale used vehicle and salvage vehicle auctions. INVESTMENTS AND CORPORATE CHARGES includes our Florida real estate operations, investments in emerging technologies, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits as well as legal and other outside service fees. DISCONTINUED OPERATIONS includes our Water Services businesses, and our vehicle transport and import businesses.

Through a June 2004 IPO our Automotive Services business, doing business as ADESA, Inc. (NYSE: KAR), issued 6.3 million shares of common stock at an IPO price of $24.00 per share. This represented 6.6 percent of total ADESA common stock outstanding. ALLETE will continue to own the remaining 93.4 percent of ADESA until the planned spin-off, which is expected to be completed by the end of September 2004. In connection with the IPO, ADESA filed a registration statement on Form S-1 with the SEC and also became subject to the reporting requirements under the Securities Exchange Act of 1934. These documents are available through the SEC's website at www.sec.gov.

CONSOLIDATED OVERVIEW
                                                                    QUARTER ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                                  2004           2003       2004             2003
----------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Operating Revenue
     Energy Services                                             $183.9         $158.5      $366.2          $337.6
     Automotive Services                                          232.1          240.7       479.8           473.6
     Investments                                                   (0.7)          10.7        27.8            21.6
----------------------------------------------------------------------------------------------------------------------

                                                                 $415.3         $409.9      $873.8          $832.8
----------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Energy Services                                             $169.3         $147.6      $329.1          $306.7
     Automotive Services                                          178.7          183.9       371.5           372.6
     Investments and Corporate Charges                             10.6           16.3        29.3            29.0
----------------------------------------------------------------------------------------------------------------------

                                                                 $358.6         $347.8      $729.9          $708.3
----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
     Energy Services                                              $ 9.3          $ 6.8       $23.6           $19.0
     Automotive Services                                           32.3           34.1        65.6            60.8
     Investments and Corporate Charges                             (8.7)          (3.8)       (3.2)           (4.7)
----------------------------------------------------------------------------------------------------------------------

     Continuing Operations                                         32.9           37.1        86.0            75.1

     Discontinued Operations                                        1.8            7.3         1.2            13.6
----------------------------------------------------------------------------------------------------------------------
                                                                  $34.7          $44.4       $87.2           $88.7
----------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock - Millions                  85.6           82.9        85.2            82.6
----------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share of Common Stock
     Continuing Operations                                        $0.38          $0.45       $1.01           $0.91
     Discontinued Operations                                       0.02           0.08        0.01            0.16
----------------------------------------------------------------------------------------------------------------------

                                                                  $0.40          $0.53       $1.02           $1.07
----------------------------------------------------------------------------------------------------------------------

Net income for the quarter and six months ended June 30, 2004 decreased 22 percent and 2 percent, respectively, from the same periods in 2003 and diluted earnings per share for the quarter and six months ended June 30, 2004 decreased 25 percent and 5 percent, respectively, from the same periods in 2003.

For the quarter ended June 30, 2004 net income and diluted earnings per share from continuing operations decreased 11 percent and 16 percent, respectively, from the same period in 2003. For the six months ended June 30, 2004 net income and diluted earnings per share from continuing operations

19                    ALLETE Second Quarter 2004 Form 10-Q
increased 15 percent and 11 percent, respectively, from the same period in 2003. In 2004 net income reflected a $4.7 million after-tax impairment on our emerging technology portfolio in the quarter and six months ended June 30, separation expenses related to the spin-off of ADESA totaling $1.4 million after tax in the quarter ($3.1 million in the six months ended June 30) and additional corporate overhead expenses at ADESA of $1.7 million after tax in the quarter ($2.6 million in the six months ended).

NON-GAAP MEASURE OF LIQUIDITY. We believe earnings before interest, taxes, depreciation and amortization expense (EBITDA) provides meaningful additional information that helps us monitor and evaluate our ongoing results and trends. EBITDA should not be considered in isolation nor as a substitute for measures of liquidity prepared in accordance with GAAP which include:


CONSOLIDATED CASH FLOW
SIX MONTHS ENDED JUNE 30,                                                 2004                            2003
----------------------------------------------------------------------------------------------------------------------
Millions

Cash from Operating Activities                                            $78.4                           $105.5
Cash from (for) Investing Activities                                      $48.4                          $(129.6)
Cash from Financing Activities                                           $264.9                            $32.8
----------------------------------------------------------------------------------------------------------------------

We believe EBITDA is a widely accepted measure of liquidity considered by investors, financial analysts and rating agencies. EBITDA is not an alternative to cash flows as a measure of liquidity and may not be comparable with EBITDA as defined by other companies.

                                                                      ENERGY SERVICES
                                                                  -----------------------                  INVESTMENTS
                                                                  REGULATED       NON-      AUTOMOTIVE    AND CORPORATE
EBITDA                                           CONSOLIDATED      UTILITY      REGULATED    SERVICES        CHARGES
-------------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED JUNE 30, 2004

Net Income                                           $34.7
Less: Income from Discontinued Operations              1.8
-------------------------------------------------------------

Income (Loss) from Continuing Operations              32.9          $ 8.2         $1.1         $32.3          $(8.7)
Add Back: Income Tax Expense (Benefit)                23.8            5.0          0.3          21.1           (2.6)
          Interest Expense                            13.8            4.6          0.6           4.7            3.9
          Depreciation and Amortization Expense       21.3            9.9          2.6           8.8              -
-------------------------------------------------------------------------------------------------------------------------

EBITDA                                               $91.8          $27.7         $4.6         $66.9          $(7.4)
-------------------------------------------------------------------------------------------------------------------------

FOR THE QUARTER ENDED JUNE 30, 2003

Net Income                                          $ 44.4
Less: Income from Discontinued Operations              7.3
-------------------------------------------------------------

Income (Loss) from Continuing Operations              37.1          $ 6.9        $(0.1)        $34.1          $(3.8)
Add Back: Income Tax Expense (Benefit)                25.0            4.6         (0.5)         22.7           (1.8)
          Interest Expense                            16.0            5.0          0.7           3.7            6.6
          Depreciation and Amortization Expense       21.9           10.4          2.5           8.9            0.1
-------------------------------------------------------------------------------------------------------------------------

EBITDA                                              $100.0          $26.9        $ 2.6         $69.4          $ 1.1
-------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2004

Net Income                                          $ 87.2
Less: Income from Discontinued Operations              1.2
-------------------------------------------------------------

Income (Loss) from Continuing Operations              86.0          $22.1         $1.5        $ 65.6          $(3.2)
Add Back: Income Tax Expense                          57.9           13.3          0.2          42.7            1.7
          Interest Expense                            26.9            9.3          0.9           8.7            8.0
          Depreciation and Amortization Expense       43.0           19.8          5.1          18.1              -
-------------------------------------------------------------------------------------------------------------------------

EBITDA                                              $213.8          $64.5         $7.7        $135.1          $ 6.5
-------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2003

Net Income                                          $ 88.7
Less: Income from Discontinued Operations             13.6
-------------------------------------------------------------

Income (Loss) from Continuing Operations              75.1          $18.3        $ 0.7        $ 60.8          $(4.7)
Add Back: Income Tax Expense (Benefit)                49.4           12.2         (0.3)         40.2           (2.7)
          Interest Expense                            32.9           10.2          1.1           8.1           13.5
          Depreciation and Amortization Expense       42.8           20.7          5.0          17.0            0.1
-------------------------------------------------------------------------------------------------------------------------

EBITDA                                              $200.2          $61.4        $ 6.5        $126.1          $ 6.2
-------------------------------------------------------------------------------------------------------------------------


                      ALLETE Second Quarter 2004 Form 10-Q                    20


                                                              QUARTER ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
STATISTICAL INFORMATION                                   2004            2003            2004           2003
--------------------------------------------------------------------------------------------------------------------

ENERGY SERVICES
Millions of Kilowatthours Sold
    Regulated Utility
       Retail and Municipals
           Residential                                    228.8            223.9           539.1           536.8
           Commercial                                     294.3            289.6           626.2           616.0
           Industrial                                   1,770.0          1,655.1         3,536.8         3,373.6
           Municipals                                     189.0            204.5           402.8           405.1
           Other                                           17.8             18.3            38.0            38.8
--------------------------------------------------------------------------------------------------------------------

                                                        2,499.9          2,391.4         5,142.9         4,970.3

       Other Power Suppliers                              168.4            300.8           385.6           508.1
--------------------------------------------------------------------------------------------------------------------
                                                        2,668.3          2,692.2         5,528.5         5,478.4
    Nonregulated                                          414.6            281.1           848.6           700.2
--------------------------------------------------------------------------------------------------------------------

                                                        3,082.9          2,973.3         6,377.1         6,178.6
--------------------------------------------------------------------------------------------------------------------

AUTOMOTIVE SERVICES
    Vehicles Sold
       Used                                             445,000          471,000         926,000         933,000
       Salvage                                           50,000           49,000         108,000          98,000
--------------------------------------------------------------------------------------------------------------------

                                                        495,000          520,000       1,034,000       1,031,000

    Conversion Rate <F1> - Used Vehicles                  61.7%            61.1%           65.0%           61.8%

    Loan Transactions                                   273,000          241,000         536,000         474,000
--------------------------------------------------------------------------------------------------------------------

<F1>  Conversion rate is the percentage of vehicles sold from those that were offered at auction.


NET INCOME

The following net income discussion summarizes a comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

ENERGY SERVICES' net income in 2004 was up $4.6 million. At Minnesota Power, higher retail electric sales contributed to the increase. In addition, despite a decline in kilowatthour sales to other power suppliers, power marketing margins improved in 2004 due to the expiration of an unprofitable purchase power arrangement in 2003.

AUTOMOTIVE SERVICES reported a $4.8 million increase in net income primarily due to improved margins and a 13 percent increase in loan transactions at AFC. These increases were partially offset by additional corporate charges and separation expenses incurred as ADESA prepares to be a stand-alone publicly traded company.

INVESTMENTS AND CORPORATE CHARGES' net loss was $1.5 million lower in 2004 reflecting strong demand for our real estate in Florida and reduced interest expense. These positive developments were partially offset by an increase in general corporate charges primarily resulting from $1.5 million of separation expenses associated with the planned spin-off of Automotive Services and $4.7 million of impairment losses related to our emerging technology portfolio. Net income from ALLETE Properties, our real estate operations, was up $3.8 million in 2004 ($13.2 million in 2004; $9.4 million in 2003) primarily due to an increase in the number as well as the profitability of real estate sales closing during the first six months of 2004. The timing of real estate sales varies from quarter to quarter.

DISCONTINUED OPERATIONS included the financial results of the Water Services businesses, and the vehicle transport and import businesses. We will report our Automotive Services' business in discontinued operations after the planned spin-off which is expected in September 2004. Overall, net income from discontinued operations decreased $12.4 million, primarily because the first six months of 2003 included $12.8 million from the operations of our Water Services businesses, the majority of which were sold in the fourth quarter of 2003. The first six months of 2004 included a $5.4 million gain on the sale of water assets ($0.4 million for the first six months of 2003). Net income from other discontinued operations included $4.0 million of charges in 2004 in connection with a lawsuit related to the vehicle import business and a $1.3 million recovery in 2003 from the settlement of a lawsuit associated with the vehicle transport business.

21                    ALLETE Second Quarter 2004 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2004 AND 2003

ENERGY SERVICES

Regulated utility operations include retail and wholesale rate regulated activities under the jurisdiction of state and federal regulatory authorities. Nonregulated operations consist of nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market), coal mining and telecommunication activities. Nonregulated generation consists primarily of the Taconite Harbor Energy Center in northern Minnesota and generation secured through the Kendall County power purchase agreement, a 15-year agreement with a wholly owned subsidiary of NRG Energy at a facility near Chicago, Illinois.

OPERATING REVENUE in total was up $25.4 million, or 16 percent, in 2004 reflecting increases at both our regulated utility and nonregulated operations. Regulated utility revenue was up $11.1 million, or 9 percent, in 2004 primarily due to higher fuel clause recoveries resulting from increased purchase power costs (see operating expenses below), and increased retail electric sales. Much of the increase in retail electric sales was attributable to large power customers due to higher production levels in 2004. Overall, regulated utility kilowatthour sales were similar to last year (down 1 percent) as increased sales to retail customers reduced the energy available for sale to other power suppliers. An outage at one of the Company's generating units (see Outlook - Energy Services) also contributed to less energy being available for sale to other power suppliers. Nonregulated revenue was up $14.3 million, or 44 percent, in 2004 reflecting a $7.8 million increase in revenue from the Company's telecommunications business due to more equipment sales and a $4.7 million increase in revenue from nonregulated generation operations. Nonregulated kilowatthour sales were up 47 percent in 2004.

Revenue from electric sales to taconite customers accounted for 11 percent of consolidated operating revenue in 2004 (10 percent in 2003). Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2004 and 2003.

OPERATING  EXPENSES  in total were up $21.7  million,  or 15  percent,  in 2004.
Regulated utility operating expenses were up $9.4 million, or 8 percent, reflecting increased purchased power expense necessitated by an outage at one of the Company's generating units (see Outlook - Energy Services), and higher pension and benefit expenses partially offset by the absence of a power marketing demand payment associated with a purchased power agreement that expired in 2003. Nonregulated operating expenses were up $12.3 million, or 37 percent, reflecting increased fuel and purchased power expenses, and higher cost of goods sold associated with increased sales at the Company's telecommunications business.

AUTOMOTIVE SERVICES

OPERATING REVENUE was down $8.6 million, or 4 percent, in 2004. Revenue from auctions and related services was down $10.1 million, or 5 percent, primarily due to decreased vehicle sales volume. The number of vehicles sold at the Company's vehicle auction facilities decreased 5 percent from last year. The used vehicle market shift from institutional vehicles to dealer vehicles continued during the second quarter of 2004 reflecting an anticipated decline in off-lease vehicles as well as a decline in vehicles repossessed by ADESA's customers available for redistribution. The decrease in institutional vehicles available for redistribution was partially offset by an increase in dealer vehicles sold, a trend that is expected to continue for the remainder of 2004. Dealer financing revenue was up $1.5 million, or 6 percent, in 2004 reflecting a 13 percent increase in the number of loan transactions. The increase in loan transactions was a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

OPERATING EXPENSES were down $5.2 million, or 3 percent, in 2004 primarily due to lower expenses as a result of processing fewer vehicles at our wholesale used vehicle auctions. The used vehicle market shift from institutional vehicles to dealer vehicles also contributed to decreased cost of services because dealer vehicles cost less to process since fewer ancillary services are utilized for these vehicles as compared to institutional vehicles. This decrease was partially offset by additional corporate charges of $2.8 million and separation expenses of $1.4 million incurred as Automotive Services prepared to be a stand-alone publicly traded company. In addition, interest expense was higher due to the new debt issued in June 2004.

                      ALLETE Second Quarter 2004 Form 10-Q                    22

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was down $11.4 million in 2004 primarily due to $7.9 million ($4.7 million after tax) of impairment losses recorded in 2004 related to our emerging technology portfolio and a $7.4 million decrease in revenue from ALLETE Properties as a result of fewer land sales. In 2004 one large real estate sale contributed $2.0 million to revenue, while in 2003 four large real estate sales contributed $7.9 million to revenue. Revenue in 2003 included $3.5 million of losses related to the sale of shares the Company held directly in publicly-traded emerging technology investments.

OPERATING EXPENSES were down $5.7 million, or 35 percent, in 2004 primarily due to lower interest expense and fewer real estate sales. Operating expenses at ALLETE Properties were down $2.4 million in 2004 because of fewer land sales. Interest expense not specifically related to any one business segment decreased $2.7 million ($3.9 million in 2004; $6.6 million in 2003) due to the redemption of quarterly income preferred securities and various long-term debt issues in 2003 with both the proceeds from the sale of our Water Services businesses and internally generated cash.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

ENERGY SERVICES

OPERATING REVENUE in total was up $28.6 million, or 8 percent, in 2004. Regulated utility revenue was up $14.5 million, or 6 percent, in 2004 primarily due to higher fuel clause recoveries resulting from increased purchase power costs (see operating expenses below), and increased retail electric sales. Much of the increase in retail electric sales was attributable to large power customers due to higher production levels in 2004. Overall, regulated utility kilowatthour sales were similar to last year (up 1 percent) as increased sales to retail customers reduced the energy available for sale to other power suppliers. An outage at one of the Company's generating units (see Outlook - Energy Services) also contributed to less energy being available for sale to other power suppliers. Equity in net income from Split Rock Energy was $5.1 million lower in 2004 as a result of Minnesota Power withdrawing from Split Rock Energy. Nonregulated revenue was up $14.1 million, or 19 percent, in 2004 reflecting an $8.6 million increase in revenue from the Company's telecommunications business due to more equipment sales and a $5.1 million increase in revenue from nonregulated generation operations. Nonregulated kilowatthour sales were up 21 percent in 2004.

Revenue from electric sales to taconite customers accounted for 10 percent of consolidated operating revenue in both 2004 and 2003. Electric sales to paper and pulp mills accounted for 4 percent of consolidated operating revenue in both 2004 and 2003.

OPERATING  EXPENSES  in  total  were up $22.4  million,  or 7  percent  in 2004.
Regulated utility operating expenses were up $9.6 million, or 4 percent, reflecting increased purchased power expense necessitated by an outage at one of the Company's generating units (see Outlook - Energy Services), and higher pension and benefit expenses partially offset by the absence of a power marketing demand payment associated with a purchased power agreement that expired in 2003. Nonregulated utility operating expenses were up $12.8 million, or 17 percent, reflecting increased fuel and purchased power expense, and higher cost of goods sold associated with increased sales at the Company's telecommunications business.

AUTOMOTIVE SERVICES

OPERATING REVENUE was up $6.2 million, or 1 percent, in 2004. Revenue from auctions and related services was up $1.6 million, or less than 1 percent, in 2004 primarily due to a favorable Canadian exchange rate. The number of vehicles sold at the Company's vehicle auction facilities in total were similar to last year reflecting fewer institutional vehicles and vehicles repossessed by ADESA's customers available for redistribution offset by an increase in dealer vehicles sold. The increase in dealer vehicle demand contributed to an increase in the number of vehicles sold as a percentage of the number of vehicles entered or offered for sale at used vehicle auctions. The conversion percentage was 65.0 percent in 2004 (61.8 percent in 2003). Dealer financing revenue was up $4.6 million, or 9 percent, in 2004 reflecting a 13 percent increase in the number of loan transactions. The increase in loan transactions was a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

23                    ALLETE Second Quarter 2004 Form 10-Q

OPERATING EXPENSES were down $1.1 million, or less than 1 percent, in 2004 primarily due to the impact of the used vehicle market shift towards more dealer vehicles and higher average used vehicle conversion rates. The used vehicle market shift from institutional vehicles to dealer vehicles decreased cost of services in 2004 because dealer vehicles cost less to process since fewer ancillary services are utilized for these vehicles as compared to institutional vehicles. This decrease was partially offset by additional corporate charges of $4.3 million and separation expenses of $2.6 million incurred as Automotive Services prepared to be a stand-alone publicly traded company. In addition, interest expense was higher due to the new debt issued in June 2004. Expenses in 2004 also reflected the negative impact of higher Canadian exchange rates in 2004.

INVESTMENTS AND CORPORATE CHARGES

OPERATING REVENUE was up $6.2 million, or 29 percent, in 2004 primarily due to a $9.3 million increase in revenue from ALLETE Properties as a result of more land sales. In 2004 11 large real estate sales contributed $22.0 million to revenue, while in 2003 eight large real estate sales contributed $14.5 million to revenue. This increase was partially offset by $7.9 million ($4.7 million after tax) of impairment losses recorded in 2004 related to our emerging technology portfolio. Revenue in 2003 included $3.5 million of losses related to the sale of shares the Company held directly in publicly-traded emerging technology investments.

OPERATING EXPENSES were up slightly in 2004 as more real estate sales and increased general corporate charges were offset by lower interest expense. Operating expenses at ALLETE Properties were up $2.9 million in 2004 because of more land sales. Corporate charges increased $3.0 million ($9.0 million in 2004; $6.0 million in 2003) reflecting higher compensation and benefit costs, and $1.7 million of costs associated with the planned spin-off of Automotive Services. Interest expense not specifically related to any one business segment decreased $5.5 million ($8.0 million in 2004; $13.5 million in 2003) due to the redemption of quarterly income preferred securities and various long-term debt issues in 2003 with both the proceeds from the sale of our Water Services businesses and internally generated cash.


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


OUTLOOK

SPIN-OFF OF AUTOMOTIVE SERVICES. In June 2004 ADESA issued 6.3 million shares of common stock through an IPO priced at $24.00 per share. This represented 6.6 percent of ADESA's 94.9 million shares outstanding. ALLETE will account for the
6.6 percent public ownership of ADESA as a minority interest and continue to own and consolidate the remaining portion of ADESA until the completion of the spin-off of ADESA from ALLETE. Also in June 2004, ADESA substantially completed the restructuring of debt in conjunction with its June IPO and planned spin-off from ALLETE. (See Note 7.) ALLETE's Board of Directors is expected to meet in late August 2004 to finalize details of the spin-off of Automotive Services, which is expected to be completed by the end of September 2004. The spin-off is expected to take the form of a tax-free stock dividend to ALLETE's shareholders, who would receive a pro rata number of shares of ADESA common stock for each share of ALLETE common stock that they own. The spin-off is subject to the approval of the final plan by ALLETE's Board of Directors, favorable market conditions, receipt of tax opinions and other customary conditions.

                      ALLETE Second Quarter 2004 Form 10-Q                    24

2004 EARNINGS GUIDANCE. After the spin-off of Automotive Services is completed, ALLETE will be comprised of what is now classified as (1) Energy Services, and
(2) Investments and Corporate Charges. In 2003 net income from these operations totaled $28.3 million. ALLETE estimates that 2004 net income from these remaining businesses will increase 15 percent over 2003. The earnings guidance does not include approximately $15 million after tax of Automotive Services spin-off related expenses for advisor fees and debt retirement premiums that are being incurred this year. This guidance does reflect the impact of cash received from ADESA after the IPO which was invested and used for debt reduction.

ENERGY SERVICES. In February 2004 we experienced a generator failure at our 534-MW Boswell Energy Center Unit 4 (Unit 4). Unit 4 came back into service in June. As a result of the failure, we replaced significant components of the generator at a capital cost of approximately $6 million. The majority of the replacement cost was covered by insurance, subject to a deductible of $1 million. We entered into power purchase agreements to replace the power lost during the Unit 4 outage. The cost of this additional power is being recovered through the regulated utility fuel adjustment clause in Minnesota. While Unit 4 was down, some work originally planned for 2005 and 2006 was done during the outage to minimize future outages. This outage did not have a material impact on our results of operations. Wisconsin Public Power, Inc. owns 20 percent of Unit 4.

Minnesota Power does not expect to file a request to increase rates for its retail utility operations during 2005. We will, however, continue to monitor the costs of serving our retail customers and evaluate the need for a rate filing in the future.

SWL&P's application with the PSCW for authority to increase retail utility rates
6.1 percent for its Wisconsin electric utility operations was filed in June 2004. The request covers increases in the cost of doing business. New rates, if approved, are expected to go into effect in early 2005.

We will file an integrated resource plan with the MPUC in the third quarter of 2004 detailing our retail energy demand projections and our energy sourcing options to meet the projected demand. The projections will include the future energy needs of our existing customers, including contemplated expansions. We expect to see modest growth in our retail and regulated wholesale loads over the next 15 years with potential for more robust growth depending on several key expansion opportunities being pursued by customers in the steel, paper and pipeline industries we serve.

INVESTMENTS AND CORPORATE CHARGES. ALLETE Properties, our Florida real estate operations, owns approximately 17,000 acres of land near Fort Myers, Palm Coast and Ormond Beach, Florida, as well as Winter Haven Citi Centre, a retail shopping center in Winter Haven, Florida. We add value to the land through entitlements and infrastructure improvements, and then sell it at current market prices. Historically, proceeds from land sales have been three to four times our carrying value. Rental income at the retail shopping center in Winter Haven provides a recurring stream of revenue. At June 30, 2004 our basis in land held by ALLETE Properties was $47.1 million. ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $10.8 million at June 30, 2004 with maturities ranging up to ten years. Outstanding finance receivables accrue interest at market-based rates. At June 30, 2004 ALLETE Properties also had $18.2 million of other assets which consisted primarily of Winter Haven Citi Centre. We may selectively acquire additional land if it meets our strategy of adding value through entitlement and infrastructure improvements.

SALE OF REMAINING WATER ASSETS. In June 2004 we essentially concluded our strategy to exit our Water Services businesses when we completed the sales of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. The net cash proceeds from the sale of all water assets in 2003 and 2004, after transaction costs, retirement of most Florida Water debt and payment of income taxes, were approximately $300 million. These net proceeds were used to strengthen our balance sheet and retire debt. We continue to expect to sell our water assets in Georgia in the second half of 2004.

25                    ALLETE Second Quarter 2004 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing the businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

Consolidated cash and cash equivalents was $602.9 million at June 30, 2004, an increase of $383.3 million since December 31, 2003. Of total consolidated cash and cash equivalents at June 30, 2004, $275.0 million was at Automotive Services with the balance of $327.9 million held by ALLETE and its other subsidiaries. Our Automotive Services business had $155.8 million of restricted cash at June 30, 2004 primarily consisting of funds held in escrow for the redemption of certain debt in August 2004. (See Note 7.)

In June 2004 ADESA completed an initial public offering of 6.3 million shares at $24.00 per share which netted proceeds of $136.0 million after transaction costs. ADESA also completed the restructuring of its debt in conjunction with the IPO and planned spin-off from ALLETE, and in June 2004 issued $125 million of senior notes and borrowed $275 million under a new $525 million credit facility. With these funds, ADESA repaid $75.1 million of previously existing debt and all intercompany debt outstanding to ALLETE. In July 2004 ADESA also announced the August 2004 redemption of $125 million in outstanding long-term debt. See Note 3 for additional detail on the IPO and Note 7 for additional detail on debt issued, repaid and slated for redemption.

In the first half of 2004, ALLETE repaid $56.3 million in outstanding debt using internally generated funds and proceeds from the sale of our Water Services assets. In July 2004 ALLETE repaid $125 million in senior long-term notes with proceeds received from ADESA and the sale of our Water Services assets. Also in July 2004, ALLETE announced the August 2004 redemption of $111.0 million in long-term debt that is expected to be refinanced in August 2004 at a more favorable interest rate. See Notes 7 and 8 for additional detail on debt repaid and slated for redemption.

During the first six months of 2004 and 2003, cash flow from operating activities was affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Approximately 3.4 million original issue shares of our common stock are available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan.

A substantial amount of ADESA's working capital is generated internally from payments for services provided. ADESA had historically funded short term swings in working capital through lines of credit from ALLETE. In June 2004 ADESA secured a revolving line of credit and expects this credit facility to sufficiently meet its working capital needs and the needs of its subsidiaries for the foreseeable future. During the sales process, ADESA does not generally take title to or ownership of the vehicles consigned for auction but instead facilitates the transfer of vehicle ownership directly from sellers to buyers.

AFC offers floorplan financing for dealers to purchase vehicles mostly at auctions and takes a security interest in each financed vehicle. The financing is provided through the earlier of the date the dealer sells the vehicle or a general borrowing term of 30 to 45 days.

Significant changes in accounts receivable and accounts payable balances at June 30, 2004 compared to December 31, 2003 were due to increased sales and financing activity at Automotive Services. Typically auction volumes are down during December because of the holidays. As a result, ADESA and AFC had higher receivables and higher payables at June 30, 2004.

AFC RECEIVABLES. AFC sells the majority of U.S. dollar denominated finance receivables on a revolving basis to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. AFC and the special purpose subsidiary amended it securitization agreement in June 2004 concurrent with the completion of ADESA's IPO. The agreement expires in January 2005 subject to annual renewal and allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in eligible finance receivables subject to committed liquidity. AFC's receivables are discussed in Note 2.

                      ALLETE Second Quarter 2004 Form 10-Q                    26

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

In May 2004 Standard & Poor's affirmed ALLETE's BBB+ corporate credit rating and removed the rating from CREDITWATCH with developing implications. Also in May 2004, Moody's affirmed ALLETE's senior secured debt at a Baa1 rating, Issuer Rating and senior unsecured debt at Baa2, and Prime-2 short term rating for commercial paper. Both agencies indicated that the spin-off of ADESA would not impact these ratings.

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

CAPITAL REQUIREMENTS

Consolidated capital expenditures for the six months ended June 30, 2004 totaled $43.4 million ($67.5 million in 2003). Expenditures for the six months ended June 30, 2004 included $34.5 million for Energy Services, $5.7 million for Automotive Services and $0.2 million for Investments and Corporate Charges. Expenditures for the six months ended June 30, 2004 also included $3.0 million to maintain our remaining Water Services businesses while they were in the process of being sold. Internally generated funds were the primary source of funding for these expenditures.


ENVIRONMENTAL MATTERS AND OTHER

Our businesses are subject to regulation by various U.S. and Canadian, federal, state, provincial and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed in Note 13.


NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 2.

                         ----------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.

27                    ALLETE Second Quarter 2004 Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At June 30, 2004 our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $21.1 million at June 30, 2004 ($20.2 million at December 31, 2003) and a total unrealized after-tax gain of $1.1 million at June 30, 2004 ($0.8 million at December 31, 2003).

As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held start-up companies. These investments are accounted for using the cost method and included in Investments on our consolidated balance sheet. The total carrying value of these investments was $26.9 million at June 30, 2004 ($37.5 million at December 31, 2003). Our policy is to quarterly review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. During the second quarter of 2004 we recorded $7.9 million ($4.7 million after taxes) of impairment losses primarily related to direct investments in certain privately-held start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicate that future commercial viability is unlikely, as is new financing necessary to continue development.

The total carrying value at June 30, 2004 included $20.4 million for investments in three venture capital funds that have a current fund reported value of approximately $10 million. The venture capital funds invest in many privately-held start-up companies, and generally value the investments at the most recent round of equity financing with failed investments written down to zero. Experience indicates that failures in the fund's portfolio emerge early while successful companies tend to take longer to materialize. In addition, the most recent round of equity financing may produce a low valuation as it would not reflect subsequent positive developments occurring at the various companies in which the funds have invested. Based on our evaluation of these three venture capital funds, we anticipate that the funds' future value will exceed our carrying value as successful companies emerge and become fully valued. We have the ability and intent to hold our investment in these venture capital funds for a reasonable period of time sufficient for the forecasted valuation to be realized. As such, we did not consider these venture capital fund investments to be other-than-temporarily impaired at June 30, 2004.


FOREIGN CURRENCY

Our foreign currency exposure is limited to the conversion of the operating results of our Automotive Services' Canadian subsidiaries and, to a lesser extent, Mexican subsidiaries. We have not entered into any foreign exchange contracts to hedge the conversion of Automotive Services' Canadian or Mexican operating results into United States dollars. Mexican operations are not material.


INTEREST RATES

In June 2004 ADESA entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. ADESA has designated its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount ADESA would receive or pay to terminate the agreement at the reporting date. At June 30, 2004 the fair value of the interest rate swap agreements is an unrealized loss of $0.6 million and is recorded in accrued expenses and other liabilities on the consolidated balance sheet. In accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income. ADESA is exposed to credit loss in the event of nonperformance by the counterparties; however, nonperformance is not anticipated.

                      ALLETE Second Quarter 2004 Form 10-Q                    28

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


POWER MARKETING

Our power marketing activities consist of (i) purchasing energy in the wholesale market for resale in our regulated service territories when retail energy requirements exceed generation output, and (ii) selling excess available regulated utility generation and purchased power, as well as selling nonregulated generation.

From time-to-time, our regulated utility operations may have excess generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is generally sold in the spot market or under short-term contracts at market prices.

We have approximately 500 MW of nonregulated generation available for sale to the wholesale markets. This primarily consists of about 200 MW at our Taconite Harbor facility in northern Minnesota and 275 MW obtained through a 15-year power purchase agreement with a wholly owned subsidiary of NRG Energy at the Kendall County facility near Chicago, Illinois.

The majority of Taconite Harbor's capability of approximately 200 MW has been sold through various short-term and long-term capacity and energy contracts. Short term, we have approximately 180 MW of capacity and energy sales contracts and a 15 MW forward energy sales contract, all of which expire on April 30, 2005. Long term, we have entered into two capacity and energy sales contracts totaling 175 MW (201 MW including a 15 percent reserve) which are effective May 1, 2005 and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined cycle natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months notice are subject to an annual duration limitation typical of this type of contract.

Under the Kendall County agreement, which expires in September 2017, we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275 MW generating unit. We are responsible for arranging the natural gas fuel supply. Our strategy is to sell a significant portion of this generation through long-term contracts of various durations. The balance will be sold in the daily spot market or through short-term contracts. We currently have long-term capacity sales contracts for 130 MW, with 50 MW expiring in April 2012 and the balance expiring in September 2017. To date, the Kendall County facility has operated at a loss due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on the unsold capacity (currently 145 MW). We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts. We are currently exploring options to minimize or eliminate these ongoing losses.

29                    ALLETE Second Quarter 2004 Form 10-Q

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

In late 2003 the staff of the SEC initiated an informal inquiry relating to our internal audit function, internal financial reporting and the loan loss methodology at AFC. We have fully and voluntarily cooperated with the informal inquiry, and the SEC staff has not asserted that we have acted improperly or illegally. Although we cannot predict the length, scope or results of the informal inquiry, based upon extensive review by the Audit Committee of our Board of Directors with the assistance of independent counsel and our independent auditors, we believe that we have acted appropriately and that this inquiry will not result in action that has a material adverse impact on us or our reported results of operations. The results of the review by our Audit Committee and independent counsel were submitted to the SEC in late February 2004. We have had no further communication with the SEC on this matter.

See Note 4 for a discussion on the ADESA Importation litigation.


ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND
           ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                  TOTAL NUMBER         MAXIMUM
                                                                                    OF SHARES         NUMBER OF
                                                                                  PURCHASED AS       SHARES THAT
                                                                                     PART OF         MAY YET BE
                                                   TOTAL                            PUBLICLY          PURCHASED
                                                 NUMBER OF          AVERAGE        ANNOUNCED          UNDER THE
ALLETE COMMON STOCK REPURCHASES                   SHARES          PRICE PAID        PLANS OR          PLANS OR
AS OF JUNE 30, 2004                            PURCHASED<F1>       PER SHARE        PROGRAMS          PROGRAMS
--------------------------------------------------------------------------------------------------------------------
For the Quarter Ended March 31, 2004

January                                                -                 -              -                 -
February                                           6,333            $31.75              -                 -
March                                             15,247            $34.14              -                 -
--------------------------------------------------------------------------------------------------------------------

                                                  21,580            $33.44              -                 -
--------------------------------------------------------------------------------------------------------------------

For the Quarter Ended June 30, 2004

April                                              4,751            $34.99              -                 -
May                                                    -                 -              -                 -
June                                               5,220            $35.81              -                 -
--------------------------------------------------------------------------------------------------------------------

                                                   9,971            $35.42              -                 -
--------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2004                    31,551            $34.06              -                 -
--------------------------------------------------------------------------------------------------------------------

<F1> Repurchased pursuant to the stock-for-stock exercise of employee options granted under the ALLETE Executive
     Long-Term Incentive Compensation Plan.

                      ALLETE Second Quarter 2004 Form 10-Q                    30

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our Annual Meeting of Shareholders on May 11, 2004.

(b)  Included in (c) below.

(c) The election of directors and the ratification of the appointment of independent auditors were voted on at the Annual Meeting of Shareholders.

     The results were as follows:

                                                                  VOTES
                                                                 WITHHELD                                 BROKER
                                              VOTES FOR         OR AGAINST          ABSTENTIONS          NONVOTES
     ---------------------------------------------------------------------------------------------------------------

     DIRECTORS

     Wynn V. Bussmann                        73,129,135          1,603,112               -                   -
     David G. Gartzke                        73,389,211          1,343,036               -                   -
     Dennis O. Green                         73,061,647          1,670,600               -                   -
     Peter J. Johnson                        73,200,980          1,531,267               -                   -
     George L. Mayer                         73,189,932          1,542,315               -                   -
     Roger D. Peirce                         73,598,134          1,134,113               -                   -
     Jack I. Rajala                          73,462,836          1,269,411               -                   -
     Nick Smith                              73,745,576            986,671               -                   -
     Bruce W. Stender                        73,225,683          1,506,564               -                   -
     Donald C. Wegmiller                     73,385,366          1,346,881               -                   -
     Deborah L. Weinstein                    73,665,887          1,066,360               -                   -

     INDEPENDENT AUDITORS

     PricewaterhouseCoopers LLP              72,408,856          1,893,568            429,823                -

     ---------------------------------------------------------------------------------------------------------------

(d)  Not applicable.


ITEM 5.    OTHER INFORMATION

Reference is made to our 2003 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2003 Form 10-K.


Ref. Page 12 - First Full Paragraph

In October 2003 the FPSC voted to initiate an investigation into the ratemaking considerations of the gain on sale of Florida Water's assets, and whether gains should be shared with the previous customers of Florida Water. In June 2004 Florida enacted legislation which provides that gains or losses resulting from the purchase or condemnation of a utility's assets, which results in the loss of customers and revenue served by such assets, are to be borne by the shareholders of the utility. This applies to all transactions prior to and after the effective date of the new law.


Ref. Page 17 - Fifth Paragraph

Minnesota Power does not expect to file a request to increase rates for its retail utility operations during 2005. We will, however, continue to monitor the costs of serving our retail customers and evaluate the need for a rate filing in the future.


Ref. Page 17 - Following the Sixth Paragraph

On May 21, 2004 the MPUC approved Minnesota Power's 2004 capital structure petition. Minnesota Power requested a common equity ratio of 58.44 percent with a contingency window of plus or minus 15 percent (49.67 percent to 67.21 percent). The Company's total consolidated capitalization was requested at $3.0 billion with a contingency cap of $300 million. The Company requested approval of a total consolidated capitalization of $1.5 billion with a contingency cap of $150 million once the spin-off of Automotive Services is completed.

31                    ALLETE Second Quarter 2004 Form 10-Q

Ref. Page 17 - Ninth Paragraph

On June 3, 2004 SWL&P filed an application with the PSCW for authority to increase retail utility rates 6.1 percent. This average increase is comprised of a 4.0 percent increase in electric rates, a 7.0 percent increase in gas rates and a 12.1 percent increase in water rates. The proposed increases are due to increased operating costs, primarily pension, insurance, gross receipts tax and parent company service costs. SWL&P is requesting a 12.25 percent return on common equity. Hearings are anticipated to be held in late 2004 with new rates expected to go into effect in early 2005.


Ref. Page 18 - First Paragraph
Ref. Form 10-Q for the quarter ended March 31, 2004, Page 26 - Fourth Paragraph

On June 7, 2004 Save Our Unique Lands (SOUL) and the North American Water Office
(NAWO) filed a complaint against Minnesota Power at the MPUC. The complaint alleges that Minnesota Power does not intend to own the Duluth to Wausau transmission line, that the American Transmission Company (ATC) is not a jurisdictional utility under Minnesota law and lacks the power of eminent domain and the ability to conduct business, and that the technical aspects of the line have changed significantly since the Minnesota Environmental Quality Board
(MEQB) approved Minnesota Power's request to be exempt from the requirements of the Minnesota Power Plant Siting Act for the construction of the 12 miles of line in Minnesota. For those reasons, SOUL and NAWO requested that the MPUC overturn the MEQB decision, assert jurisdiction over the project, require ATC to obtain a Certificate of Need to build the line, and direct the Office of Attorney General to initiate proceedings against Minnesota Power and ATC for unauthorized transmission construction in Minnesota. On July 15, 2004 Minnesota Power filed a reply to the MPUC's request for comments on the complaint. Minnesota Power stated that the MEQB exemption was still effective and that the complaint had no merit. The Minnesota Department of Commerce supported Minnesota Power's position in their comments.


Ref. Page 26 - Second through Fifth Paragraphs
Ref. Form 10-Q for the quarter ended March 31, 2004, Page 26 - Sixth Paragraph

In August 2004 ADESA expects to present a detailed engineering proposal to the Taunton City Council.

ADESA has an accrual of $1.2 million at June 30, 2004 with respect to this matter, including the estimated costs (as of June 30, 2004) associated with the proposal to extend the municipal water service.

In addition, ADESA has received correspondence from an attorney representing residents of the adjoining residential community suggesting that ADESA enter into discussions concerning property damage claims for diminution in value due to the MTBE release. Accordingly, there is a possibility that property damage litigation may be filed against ADESA. Potential losses in these matters are not considered probable by ADESA management or cannot be reasonably estimated. Accordingly, ADESA has not recorded an accrual for the respective costs of these matters.


Ref. Page 28 - Executive Officers of the Registrant
Ref. Page 54 - Fourth Paragraph

Effective July 20, 2004 Donald W. Stellmaker was appointed treasurer of ALLETE by our Board of Directors. Stellmaker, 47, joined ALLETE in 1980. His previous positions included manager and director of corporate financial planning and budgeting at ALLETE.

                      ALLETE Second Quarter 2004 Form 10-Q                    32

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

            3   Bylaws of ALLETE, Inc., as amended effective July 20, 2004.

           *4 Indenture, dated June 21, 2004, between ADESA, Inc. and LaSalle Bank National Association, as trustee (filed as Exhibit 4.2 to ADESA, Inc.'s June 30, 2004 Form 10-Q, File No. 1-32198).

       +10(a)   July 2004 amendment  to the ALLETE  Executive  Annual  Incentive
                Plan.

       +10(b) July 2004 amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I.

       +10(c) July 2004 amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II.

       +10(d) July 2004 amendment to the ALLETE Executive Long-Term Incentive Compensation Plan.

       +10(e)   July 2004 amendment to the ALLETE Director Stock Plan.

      *+10(f)   ADESA,  Inc.  2004  Equity and Incentive  Plan (filed as Exhibit
                10.14 to ADESA's  June 11,  2004  S-1/A,  File No. 333-113499).

      *+10(g) ADESA, Inc. Director Compensation Plan (filed as Exhibit 10.15 to ADESA's June 11, 2004 S-1/A, File No. 333-113499).

      *+10(h)   ADESA,  Inc.  Director  Compensation  Deferral  Plan (filed   as
                Exhibit   10.16   to  ADESA's   June 11,  2004  S-1/A,  File No.
                333-113499).

      *+10(i) ADESA, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.17 to ADESA's June 11, 2004 S-1/A, File No. 333-113499).

      *+10(j) ADESA, Inc. (formerly ADESA Corporation) Supplemental Executive Retirement Plan and First through Fifth Amendments (filed as Exhibits 10.18 through 10.23 to ADESA's June 30, 2004 Form 10-Q, File No. 1-32198).

       *10(k) Credit Agreement, dated June 21, 2004, among ADESA, Inc., as Borrower, the Guarantors party thereto, as Subsidiary Guarantors, the Lenders party thereto and UBS Securities LLC and Merrill Lynch & Co., as Joint Lead Arrangers and Co-Bookmanagers, Bank One, N.A., General Electric Capital Corporation, Keybank National Association, SunTrust Bank and U.S. Bank National Association as Co-Documentation Agents, Merrill Lynch & Co., as Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender (filed as
                Exhibit 10.5 to ADESA, Inc.'s June 30, 2004 Form 10-Q, File No. 1-32198).

       *10(l) Second Amended and Restated Receivable Purchase Agreement, dated June 15, 2004, among AFC Funding Corporation, as Seller, Automotive Finance Corporation, as Servicer, Fairway Finance Company, LLC and such other entities from time to time as may become Purchasers thereunder, Harris Nesbitt Corp., as the Initial Agent and as Purchaser Agent for Fairway Finance Company, LLC and XL Capital Assurance Inc., as Insurer (filed as
                Exhibit 10.6 to ADESA, Inc.'s June 30, 2004 Form 10-Q, File No. 1-32198).

       *10(m) Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation (filed as Exhibit 10.7 to ADESA, Inc.'s June 30, 2004 Form 10-Q, File No. 1-32198).

       *10(n) Master Separation Agreement, dated June 4, 2004, between ALLETE, Inc. and ADESA, Inc. (filed as Exhibit 10.1 to ADESA, Inc.'s June 30, 2004 Form 10-Q, File No. 1-32198).


33                    ALLETE Second Quarter 2004 Form 10-Q

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

We are a party to other long-term debt instruments that, pursuant to Regulation S-K, Item 601(b)(4)(iii), are not filed as exhibits since the total amount of debt authorized under each such omitted instrument does not exceed 10 percent of our total consolidated assets. These instruments include the following:

            - $38,995,000 City of Cohasset, Minnesota, Variable Rate Demand Revenue Refunding Bonds (Minnesota Power & Light Company Project) Series 1997A, Series 1997B, Series 1997C and Series 1997D.

            - $35,105,000 Collier County Industrial Development Authority, 6.50% Industrial Development Refunding Revenue Bonds (Florida Water Services Corporation, formerly Southern States Utilities, Inc., Project) Series 1996.

We will furnish copies of these instruments to the SEC upon its request.

-------------------------
* Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K.

    Report on Form 8-K filed June 1, 2004 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed June 16, 2004 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed June 22, 2004 with respect to Item 5. Other Events and Regulation FD Disclosure.

    Report on Form 8-K filed July 1, 2004 with respect to Item 5. Other Events and Regulation FD Disclosure.

                      ALLETE Second Quarter 2004 Form 10-Q                    34

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ALLETE, INC.





August 6, 2004                                James K. Vizanko
                            ----------------------------------------------------
                                              James K. Vizanko
                            Senior Vice President and Chief Financial Officer




August 6, 2004                                 Mark A. Schober
                            ----------------------------------------------------
                                               Mark A. Schober
                                    Senior Vice President and Controller




35                    ALLETE Second Quarter 2004 Form 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------
      3    Bylaws of ALLETE, Inc., as amended effective July 20, 2004.

  10(a)    July 2004 amendment to the ALLETE Executive Annual Incentive Plan.

  10(b) July 2004 amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I.

  10(c) July 2004 amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II.

  10(d) July 2004 amendment to the ALLETE Executive Long-Term Incentive Compensation Plan.

  10(e)    July 2004 amendment to the ALLETE Director Stock Plan.

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



                      ALLETE Second Quarter 2004 Form 10-Q