Form 10-Q
period 2004-09-30
ALLETE INC
filed 2004-11-04
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2004

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 1-3548


                                  ALLETE, INC.
             (Exact name of Registrant as specified in its charter)

            MINNESOTA                                      41-0418150
     (State of Incorporation)                             (IRS Employer
                                                        Identification No.)

                             30 WEST SUPERIOR STREET
                          DULUTH, MINNESOTA 55802-2093
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (218) 279-5000
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  Yes     X      No
                        -----       -------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes     X      No
                        -----       -------


                           Common Stock, no par value,
                          29,552,037 shares outstanding
                             as of October 31, 2004

                                      INDEX

                                                                            Page

Definitions                                                                    2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                             3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   September 30, 2004 and December 31, 2003                    4

              Consolidated Statement of Income -
                   Quarter and Nine Months Ended September 30, 2004
                   and 2003                                                    5

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2004 and 2003               6

              Notes to Consolidated Financial Statements                       7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        19

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                                28

         Item 4.   Controls and Procedures                                    29

Part II. Other Information

         Item 1.   Legal Proceedings                                          30

         Item 2.   Unregistered Sales of Equity Securities and
                   Use of Proceeds                                            30

         Item 3.   Defaults Upon Senior Securities                            30

         Item 4.   Submission of Matters to a Vote of Security Holders        30

         Item 5.   Other Information                                          30

         Item 6.   Exhibits                                                   31

Signatures                                                                    32


1                      ALLETE Third Quarter 2004 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM      TERM
--------------------------------------------------------------------------------

2003 Form 10-K               ALLETE's Annual Report on Form 10-K  for  the  Year
                                 Ended December 31, 2003
ADESA                        ADESA, Inc.
AICPA                        American Institute of Certified Public Accountants
ALLETE                       ALLETE, Inc.
ALLETE Properties            ALLETE Properties, Inc.
APB                          Accounting Principles Board
Aqua America                 Aqua America, Inc.
BNI Coal                     BNI Coal, Ltd.
Company                      ALLETE, Inc. and its subsidiaries
EITF                         Emerging Issues Task Force
EPA                          Environmental Protection Agency
ESOP                         Employee Stock Ownership Plan
FASB                         Financial Accounting Standards Board
FERC                         Federal Energy Regulatory Commission
Florida Water                Florida Water Services Corporation
FPSC                         Florida Public Service Commission
FSP                          Financial Accounting Standards Board Staff Position
GAAP                         Accounting  Principles  Generally  Accepted  in the
                                 United States
IPO                          Initial Public Offering
IRS                          Internal Revenue Service
Minnesota Power              An operating division of ALLETE, Inc.
Minnkota Power               Minnkota Power Cooperative, Inc.
MPUC                         Minnesota Public Utilities Commission
MW                           Megawatt(s)
Note ___                     Note ___ to the consolidated  financial  statements
                                 in this Form 10-Q
NYSE                         New York Stock Exchange
PSCW                         Public Service Commission of Wisconsin
SEC                          Securities and Exchange Commission
SFAS                         Statement of Financial Accounting Standards No.
Split Rock Energy            Split Rock Energy LLC
Square Butte                 Square Butte Electric Cooperative
SWL&P                        Superior Water, Light and Power Company
Taconite Harbor              Taconite Harbor Energy Center
WDNR                         Wisconsin Department of Natural Resources


                       ALLETE Third Quarter 2004 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

-  our ability to successfully implement our strategic objectives;
-  war and acts of terrorism;
- prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the PSCW, and various county regulators and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and capital investments, present or prospective wholesale and retail competition (including but not limited to transmission costs), and zoning and permitting of land held for resale;
-  unanticipated effects of restructuring initiatives in the electric industry;
-  economic and geographic factors, including political and economic risks;
-  changes in and compliance with environmental and safety laws and policies;
-  weather conditions;
-  natural disasters;
-  wholesale power market conditions;
-  population growth rates and demographic patterns;
- the effects of competition, including competition for retail and wholesale customers;
-  pricing and transportation of commodities;
-  changes in tax rates or policies or in rates of inflation;
-  unanticipated project delays or changes in project costs;
-  unanticipated changes in operating expenses and capital expenditures;
-  capital market conditions;
-  competition for economic expansion or development opportunities;
-  our ability to manage expansion and integrate acquisitions; and
- the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7 under the heading "Factors that May Affect Future Results" beginning on page 46 of our 2003 Form 10-K. Risk factors associated with our Automotive Services business are no longer applicable to ALLETE as that business was spun off as of September 20, 2004. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in our 2003 Form 10-K and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.


3                      ALLETE Third Quarter 2004 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                                 ALLETE
                                       CONSOLIDATED BALANCE SHEET
                                           Millions - Unaudited
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2004               2003
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  172.7           $  113.4
     Accounts Receivable (Less Allowance of $1.5 and $1.3)                              72.0               63.3
     Inventories                                                                        38.5               31.8
     Prepayments and Other                                                              19.4               16.5
     Discontinued Operations                                                             2.2              476.7
------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           304.8              701.7

Property, Plant and Equipment - Net                                                    885.0              919.3

Investments                                                                            190.6              170.1

Other Assets                                                                            63.1               62.9

Discontinued Operations                                                                  5.8            1,247.3
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,449.3           $3,101.3
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   27.2           $   28.3
     Accrued Taxes and Interest                                                         21.1               29.8
     Notes Payable                                                                         -               53.0
     Long-Term Debt Due Within One Year                                                  1.9               35.6
     Other                                                                              24.5               38.8
     Discontinued Operations                                                             6.5              340.7
------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                       81.2              526.2

Long-Term Debt                                                                         389.5              514.7

Accumulated Deferred Income Taxes                                                      157.9              167.3

Other Liabilities                                                                      156.1              154.6

Discontinued Operations                                                                  2.2              278.3

Commitments and Contingencies
------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              786.9            1,641.1
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized
     29.5 and 29.1 Shares Outstanding                                                  395.3              859.2

Unearned ESOP Shares                                                                   (16.4)             (45.4)

Accumulated Other Comprehensive Loss - Continuing Operations                            (8.4)              (9.0)

Accumulated Other Comprehensive Gain - Discontinued Operations                             -               23.5

Retained Earnings                                                                      291.9              631.9
------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     662.4            1,460.2
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,449.3           $3,101.3
------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.


                       ALLETE Third Quarter 2004 Form 10-Q                     4

                                                   ALLETE
                                       CONSOLIDATED STATEMENT OF INCOME
                                Millions Except Per Share Amounts - Unaudited


                                                                     QUARTER ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                   2004         2003           2004          2003
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                                 $183.2       $170.1         $582.7        $530.3
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                       71.9         64.9          218.0         197.2
     Operating and Maintenance                                      69.0         55.3          221.3         194.7
     Depreciation                                                   12.3         12.6           37.2          38.4
     Taxes Other than Income                                         6.7          7.1           21.5          22.7
-------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                  159.9        139.9          498.0         453.0
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                         23.3         30.2           84.7          77.3
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                               (7.5)       (13.2)         (25.7)        (38.0)
     Other                                                         (18.4)         0.5          (21.4)          2.4
-------------------------------------------------------------------------------------------------------------------

         Total Other Expense                                       (25.9)       (12.7)         (47.1)        (35.6)
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                            (2.6)        17.5           37.6          41.7

INCOME TAX EXPENSE (BENEFIT)                                        (2.0)         6.6           14.4          16.1
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     CHANGE IN ACCOUNTING PRINCIPLE                                 (0.6)        10.9           23.2          25.6

INCOME FROM DISCONTINUED OPERATIONS - NET OF TAX                    13.7         36.7           79.3         110.7

CHANGE IN ACCOUNTING PRINCIPLE - NET OF TAX                            -            -           (7.8)            -
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                        $ 13.1       $ 47.6         $ 94.7        $136.3
-------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                          28.5         27.7           28.3          27.5
     Diluted                                                        28.6         27.8           28.5          27.6
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         Continuing Operations                                    $(0.03)       $0.40          $0.82         $0.93
         Discontinued Operations                                    0.48         1.32           2.80          4.02
         Change in Accounting Principle                                -            -          (0.28)            -
-------------------------------------------------------------------------------------------------------------------

                                                                   $0.45        $1.72          $3.34         $4.95
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         Continuing Operations                                    $(0.02)       $0.40          $0.82         $0.93
         Discontinued Operations                                    0.47         1.31           2.78          4.00
         Change in Accounting Principle                                -            -          (0.27)            -
-------------------------------------------------------------------------------------------------------------------

                                                                  $ 0.45        $1.71          $3.33         $4.93
-------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                              $0.8475      $0.8475        $2.5425       $2.5425
-------------------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of these statements.


5                      ALLETE Third Quarter 2004 Form 10-Q


                                                       ALLETE
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  Millions - Unaudited


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     2004                    2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Income from Continuing Operations                                            $ 15.4                  $ 25.6
       Change in Accounting Principle                                                  7.8                       -
       Depreciation                                                                   37.2                    38.4
       Deferred Income Taxes                                                          (2.8)                   (2.4)
       Changes in Operating Assets and Liabilities
          Accounts Receivable                                                         (8.7)                   19.6
          Inventories                                                                 (6.7)                    1.9
          Prepayments and Other                                                       (2.9)                    1.8
          Accounts Payable                                                            (1.1)                   (1.0)
          Other Current Liabilities                                                  (23.0)                   (5.0)
       Other Assets                                                                   (0.2)                   (3.0)
       Other Liabilities                                                               1.5                    (3.3)
       Net Operating Activities from Discontinued Operations                         119.9                   208.3
--------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                         136.4                   280.9
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Available-For-Sale Securities                             1.6                     6.4
       Changes to Investments                                                         15.7                    (1.9)
       Additions to Property, Plant and Equipment                                    (48.8)                  (53.6)
       Other                                                                           5.1                     6.9
       Net Investing Activities from (for) Discontinued Operations                    60.1                   (84.3)
--------------------------------------------------------------------------------------------------------------------

              Cash from (for) Investing Activities                                    33.7                  (126.5)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       38.5                    29.3
       Issuance of Long-Term Debt                                                      8.6                    26.3
       Changes in Notes Payable - Net                                                (53.0)                  169.4
       Reductions of Long-Term Debt                                                 (129.9)                 (274.0)
       Dividends on Common Stock                                                     (71.3)                  (69.0)
       Net Financing Activities from (for) Discontinued Operations                   (18.6)                   40.5
--------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                         (225.7)                  (77.5)
--------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH - DISCONTINUED OPERATIONS                        -                    30.5
--------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  (55.6)                  107.4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                229.5                   203.0
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $173.9                  $310.4
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
          Interest - Net of Capitalized                                              $42.8                   $55.1
          Income Taxes                                                               $61.8                   $35.3
--------------------------------------------------------------------------------------------------------------------

<F1> Included $1.2 million of cash from Discontinued Operations at September 30, 2004 ($196.2  million at  September
     30, 2003) and $116.1 million at December 31, 2003 ($138.0 million at December 31, 2002).

                                   The accompanying notes are an integral part of these statements.


                        ALLETE Third Quarter 2004 Form 10-Q                    6

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


NOTE 1.    DISCONTINUED OPERATIONS

AUTOMOTIVE SERVICES. On September 20, 2004 the spin-off of Automotive Services was completed by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. One share of ADESA common stock was distributed for each outstanding share of ALLETE common stock held at the close of business on September 13, 2004, the record date. The distribution was made from ALLETE's retained earnings to the extent of ADESA's undistributed earnings ($363.4 million) with the remainder made from common stock ($600.2 million).

In June 2004 ADESA issued 6.3 million shares of common stock through an IPO priced at $24.00 per share which netted proceeds of $136.0 million after transaction costs, issued $125 million of senior notes and borrowed $275 million under a new $525 million credit facility. With these funds, ADESA repaid previously existing debt and all intercompany debt outstanding to ALLETE. The IPO represented 6.6 percent of ADESA's 94.9 million shares outstanding. As a result of the IPO, we accounted for the 6.6 percent public ownership of ADESA as a minority interest and continued to own and consolidate the remaining portion of ADESA until the spin-off was completed on September 20, 2004.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reported our Automotive Services business in Discontinued Operations.

WATER SERVICES. During 2003, we sold, under condemnation or imminent threat of condemnation, substantially all of our water assets in Florida for a total sales price of approximately $445 million. Income from discontinued operations for 2003 included a $71.6 million after-tax gain on the sale of substantially all our Water Services businesses ($0.2 million first quarter; $0.2 million second quarter; $3.0 million third quarter; $68.2 million fourth quarter). The gain was net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets.

In June 2004 we essentially concluded our strategy to exit our Water Services businesses when we completed the sale of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. Aqua America purchased our North Carolina water assets for $48 million and assumed approximately $28 million in debt, and also purchased 63 of our water and wastewater systems in Florida for $14 million. Seminole County purchased the remaining 9 Florida systems for a total of $4 million. The FPSC approved the Seminole County transaction in September 2004. The transaction relating to the sale of 63 water and wastewater systems in Florida to Aqua America remains subject to regulatory approval by the FPSC. The approval process may result in an adjustment to the final purchase price based on the FPSC's determination of plant investment for the systems. Income from discontinued operations for the nine months ended September 30, 2004 included a $5.2 million after-tax gain on the sale of North Carolina water assets and remaining water and wastewater systems in Florida ($0.4 million of after-tax expenses first quarter; $5.8 million net gain second quarter; $0.2 million of after-tax expenses third quarter). We expect to sell our water assets in Georgia in 2004.

The net cash proceeds from the sale of all water assets in 2003 and 2004, after transaction costs, retirement of most Florida Water debt and payment of income taxes, were approximately $300 million. These net proceeds were used to retire debt at ALLETE.

In October 2003 the FPSC voted to initiate an investigation into the ratemaking considerations of the gain on sale of Florida Water's assets, and whether gains should be shared with the previous customers of Florida Water. In June 2004 Florida enacted legislation which provides that gains or losses resulting from the purchase or condemnation of a utility's assets, which results in the loss of customers and revenue served by such assets, are to be borne by the shareholders of the utility. In accordance with this legislation, in September 2004 the FPSC closed all dockets related to its investigations into the ratemaking considerations of the gain on sale of Florida Water's assets.


7                     ALLETE Third Quarter 2004 Form 10-Q


SUMMARY OF DISCONTINUED OPERATIONS
-----------------------------------------------------------------------------------------------------------------
Millions

                                                                  QUARTER ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
INCOME STATEMENT                                              2004            2003          2004           2003
-----------------------------------------------------------------------------------------------------------------
Operating Revenue
     Automotive Services                                     $201.9          $226.4        $681.7         $701.8
     Water Services                                             1.2            28.4          16.3           88.7
-----------------------------------------------------------------------------------------------------------------

                                                             $203.1          $254.8        $698.0         $790.5
-----------------------------------------------------------------------------------------------------------------

Pre-Tax Income (Loss) from Operations
     Automotive Services                                      $25.8           $47.5        $132.8         $146.5
     Water Services                                            (0.7)            8.9          (0.9)          29.6
-----------------------------------------------------------------------------------------------------------------

                                                               25.1            56.4         131.9          176.1
-----------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
     Automotive Services                                       11.4            19.2          54.0           58.7
     Water Services                                            (0.3)            3.5          (0.3)          11.4
-----------------------------------------------------------------------------------------------------------------

                                                               11.1            22.7          53.7           70.1
-----------------------------------------------------------------------------------------------------------------

         Total Net Income from Operations                      14.0            33.7          78.2          106.0
-----------------------------------------------------------------------------------------------------------------

Gain (Loss) on Disposal
     Automotive Services                                       (0.1)              -          (6.7)           2.0
     Water Services                                            (0.3)            4.5          14.4            5.6
-----------------------------------------------------------------------------------------------------------------

                                                               (0.4)            4.5           7.7            7.6
-----------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
     Automotive Services                                          -               -          (2.6)           0.7
     Water Services                                            (0.1)            1.5           9.2            2.2
-----------------------------------------------------------------------------------------------------------------

                                                               (0.1)            1.5           6.6            2.9
-----------------------------------------------------------------------------------------------------------------

         Net Gain (Loss) on Disposal                           (0.3)            3.0           1.1            4.7
-----------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations                           $13.7           $36.7       $  79.3         $110.7
-----------------------------------------------------------------------------------------------------------------

                                                                          SEPTEMBER 30,              DECEMBER 31,
BALANCE SHEET INFORMATION                                                     2004                       2003
-----------------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations
     Cash and Cash Equivalents                                                $1.2                      $116.1
     Other Current Assets                                                      1.0                       360.6
     Property, Plant and Equipment                                             5.8                       660.9
     Investments                                                                 -                        34.5
     Goodwill                                                                    -                       511.0
     Other Intangibles                                                           -                        33.3
     Other Assets                                                                -                         7.6


Liabilities of Discontinued Operations
     Current Liabilities                                                       6.5                       340.7
     Long-Term Debt                                                              -                       252.8
     Other Liabilities                                                         2.2                        25.5
     Foreign Currency Translation Adjustment                                     -                        23.5
-----------------------------------------------------------------------------------------------------------------


                      ALLETE Third Quarter 2004 Form 10-Q                      8

NOTE 2.    REVERSE STOCK SPLIT

On September 20, 2004 our one-for-three reverse common stock split became effective. All common share and per share amounts have been adjusted for all periods to reflect the one-for-three reverse stock split.


NOTE 3.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized in net income for performance share awards was approximately $0.8 million for the first nine months of 2004 ($1.2 million for the first nine months of 2003). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

                                                                   QUARTER ENDED              NINE MONTHS ENDED
EFFECT OF SFAS 123                                                 SEPTEMBER 30,                SEPTEMBER 30,
ACCOUNTING FOR STOCK-BASED COMPENSATION                         2004           2003         2004            2003
------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Net Income
       As Reported                                             $13.1          $47.6        $94.7          $136.3
       Less:  Employee Stock Compensation Expense
              Determined Under SFAS 123 - Net of Tax               -            0.1          0.2             0.3
------------------------------------------------------------------------------------------------------------------

       Pro Forma                                               $13.1          $47.5        $94.5          $136.0
------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
       As Reported                                             $0.45          $1.72        $3.34           $4.95
       Pro Forma                                               $0.45          $1.72        $3.34           $4.94

Diluted Earnings Per Share
       As Reported                                             $0.45          $1.71        $3.33           $4.93
       Pro Forma                                               $0.45          $1.71        $3.32           $4.92
------------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                              2004                          2003
------------------------------------------------------------------------------------------------------------------
Risk-Free Interest Rate                                                        3.3%                          3.1%
Expected Life - Years                                                             5                             5
Expected Volatility                                                           28.1%                         25.2%
Dividend Growth Rate                                                             2%                            2%
------------------------------------------------------------------------------------------------------------------

NEW  ACCOUNTING  STANDARDS.  In the third  quarter of 2004 we  adopted  both FSP
106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (see Note 14) and EITF 03-16, "Accounting for Investments in Limited Liability Companies" (see
Note 10).


9                     ALLETE Third Quarter 2004 Form 10-Q

NOTE 4.    BUSINESS SEGMENTS

As a result of the spin-off of our Automotive Services business in September 2004 (see Note 1), we redefined our business into four segments. REGULATED UTILITY includes our rate regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin. NONREGULATED ENERGY OPERATIONS includes our coal mining activities in North Dakota and nonregulated generation consisting primarily of generation from Taconite Harbor in northern Minnesota and generation secured through the Kendall County power purchase agreement. REAL ESTATE includes our Florida real estate operations. OTHER includes our telecommunications activities, investments in emerging technologies, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits as well as legal and other outside service fees. DISCONTINUED OPERATIONS includes our Automotive Services business that was spun off on September 20, 2004, our Water Services businesses, the majority of which were sold in 2003, and spin-off costs incurred by ALLETE. (See Note 1.)

                                                                                NONREGULATED
                                                                  REGULATED        ENERGY         REAL
                                                  CONSOLIDATED     UTILITY       OPERATIONS      ESTATE       OTHER
---------------------------------------------------------------------------------------------------------------------
Millions
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Operating Revenue                                    $183.2        $136.1           $31.1          $5.2       $ 10.8
Fuel and Purchased Power                               71.9          63.4             8.5             -            -
Operating and Other Expense                            75.7          42.0            18.3           2.4         13.0
Depreciation Expense                                   12.3           9.7             1.9             -          0.7
---------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                              23.3          21.0             2.4           2.8         (2.9)
Interest Expense                                       (7.5)         (5.0)           (0.4)         (0.1)        (2.0)
Other Income (Expense)                                (18.4)            -             0.2             -        (18.6)
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                                (2.6)         16.0             2.2           2.7        (23.5)
Income Tax Expense (Benefit)                           (2.0)          6.5             0.7           1.1        (10.3)
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations               (0.6)       $  9.5           $ 1.5          $1.6       $(13.2)
                                                                  ---------------------------------------------------

Income from Discontinued Operations -
    Net of Tax                                         13.7
------------------------------------------------------------

Net Income                                           $ 13.1
------------------------------------------------------------


FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Operating Revenue                                    $170.1        $127.1           $30.2          $6.1        $ 6.7
Fuel and Purchased Power                               64.9          52.8            12.1             -            -
Operating and Other Expense                            62.4          38.6            11.7           2.8          9.3
Depreciation Expense                                   12.6          10.2             1.9             -          0.5
---------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                              30.2          25.5             4.5           3.3         (3.1)
Interest Expense                                      (13.2)         (5.2)           (0.4)            -         (7.6)
Other Income (Expense)                                  0.5          (0.1)              -             -          0.6
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                                17.5          20.2             4.1           3.3        (10.1)
Income Tax Expense (Benefit)                            6.6           8.0             1.3           1.4         (4.1)
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations               10.9        $ 12.2           $ 2.8          $1.9        $(6.0)
                                                                  ---------------------------------------------------

Income from Discontinued Operations - Net of Tax       36.7
------------------------------------------------------------

Net Income                                           $ 47.6
------------------------------------------------------------


                      ALLETE Third Quarter 2004 Form 10-Q                     10

                                                                            NONREGULATED
                                                              REGULATED        ENERGY         REAL
                                              CONSOLIDATED     UTILITY       OPERATIONS      ESTATE       OTHER
-----------------------------------------------------------------------------------------------------------------
Millions

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Operating Revenue                                $582.7        $414.3           $91.0         $39.6       $ 37.8
Fuel and Purchased Power                          218.0         186.4            31.6             -            -
Operating and Other Expense                       242.8         132.3            50.5          14.2         45.8
Depreciation Expense                               37.2          29.5             5.6             -          2.1
-----------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                          84.7          66.1             3.3          25.4        (10.1)
Interest Expense                                  (25.7)        (14.3)           (1.2)         (0.2)       (10.0)
Other Income (Expense)                            (21.4)          0.1             1.2             -        (22.7)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            37.6          51.9             3.3          25.2        (42.8)
Income Tax Expense (Benefit)                       14.4          19.8             0.7          10.4        (16.5)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Change in Accounting Principle          23.2        $ 32.1           $ 2.6         $14.8       $(26.3)
                                                               --------------------------------------------------

Income from Discontinued Operations -
    Net of Tax                                     79.3

Change in Accounting Principle                     (7.8)
--------------------------------------------------------

Net Income                                       $ 94.7
--------------------------------------------------------

Total Assets                                   $1,449.3 <F1> $1,081.6          $161.3         $74.8       $123.6
Property, Plant and Equipment - Net              $885.0        $729.6          $117.1             -        $38.3
Accumulated Depreciation                         $766.6        $717.6           $40.1             -         $8.9
Capital Expenditures                              $65.0 <F1>    $38.4            $6.6             -         $3.8


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Operating Revenue                                $530.3        $385.8           $85.1         $34.3       $ 25.1
Fuel and Purchased Power                          197.2         165.6            31.6             -            -
Operating and Other Expense                       217.4         128.2            42.7          14.6         31.9
Depreciation Expense                               38.4          30.9             5.6           0.1          1.8
-----------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                          77.3          61.1             5.2          19.6         (8.6)
Interest Expense                                  (38.0)        (15.4)           (1.4)         (0.1)       (21.1)
Other Income (Expense)                              2.4           5.0             0.5             -         (3.1)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            41.7          50.7             4.3          19.5        (32.8)
Income Tax Expense (Benefit)                       16.1          20.2             1.1           8.2        (13.4)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           25.6        $ 30.5           $ 3.2         $11.3       $(19.4)
                                                               --------------------------------------------------

Income from Discontinued Operations -
   Net of Tax                                     110.7
-------------------------------------------------------

Net Income                                       $136.3
-------------------------------------------------------

Total Assets                                   $3,478.7 <F1> $1,007.0          $182.3         $81.0        $89.8
Property, Plant and Equipment - Net              $911.5        $729.0          $144.8             -        $37.7
Accumulated Depreciation                         $735.9        $694.2           $35.3             -         $6.4
Capital Expenditures                              $98.7 <F1>    $33.1           $17.8             -         $2.7

-----------------------------------------------------------------------------------------------------------------

<F1>   Discontinued Operations represented $8.0 million of total assets  in  2004 ($2,118.6 million in  2003) and
       $16.2 million of capital expenditures in 2004 ($45.1 million in 2003).


11                     ALLETE Third Quarter 2004 Form 10-Q

NOTE 5.    INVESTMENTS

At September 30, 2004 Investments included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held for employee benefits, and our emerging technology investments. We account for our emerging technology investments under the equity method. (See Note 10.)

                                                       SEPTEMBER 30,              DECEMBER 31,
INVESTMENTS                                                2004                       2003
----------------------------------------------------------------------------------------------
Millions
Real Estate Assets                                        $ 74.8                     $ 78.5
Debt and Equity Securities                                 100.2                       54.1
Emerging Technology Investments                             15.6                       37.5
----------------------------------------------------------------------------------------------

                                                          $190.6                     $170.1
----------------------------------------------------------------------------------------------

Debt and equity securities included $54.9 million of ADESA stock held by an ESOP as part of our Retirement Savings and Stock Ownership Plan. The ESOP received the ADESA shares as a result of the spin-off of ADESA on September 20, 2004. The ADESA shares relate to unearned ESOP shares of ALLETE common stock that have not yet been allocated to participants. We report ADESA stock held by the ESOP as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax; gains and losses are recognized in earnings when securities are sold. In October 2004 the ESOP sold 2.7 million shares of ADESA stock related to unearned ESOP shares for total proceeds of $54.0 million. This resulted in an after-tax gain of $9.2 million which will be recognized in the fourth quarter of 2004. (See Note 13.)


NOTE 6.    SHORT-TERM BORROWINGS

In April 2004 ALLETE used internally generated funds and proceeds from the sale of water assets to repay the remaining $53.0 million outstanding on a $250 million credit agreement which would have expired in July 2004.


NOTE 7.    LONG-TERM DEBT

In January 2004 we used internally generated funds to retire approximately $3.5 million in principal amount of Industrial Development Revenue Bonds Series 1994-A, due January 1, 2004.

In July 2004 we repaid $125 million in principal amount of 7.80% Senior Notes due 2008. Proceeds from the sale of our water assets and proceeds received from ADESA were used to repay this debt. As a result of the redemption, we recognized an expense of $18.5 million in the third quarter of 2004 comprised of an early redemption premium and the write-off of unamortized debt issuance costs.

In August 2004 we issued $111 million in principal amount of 4.95% Collateralized Pollution Control Refunding Revenue Bonds Series 2004 due 2022. Proceeds were used to redeem $111 million in principal amount of 6% Collateralized Pollution Control Refunding Revenue Bonds Series E due 2022.


                      ALLETE Third Quarter 2004 Form 10-Q                     12

NOTE 8.    OTHER INCOME (EXPENSE)

                                                               QUARTER ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           2004            2003             2004            2003
-------------------------------------------------------------------------------------------------------------------
Millions
Debt Prepayment Premium and Unamortized
     Debt Issuance Costs                                 $(18.5)               -          $(18.5)               -
Loss on Emerging Technology Investments                    (1.0)               -            (6.9)           $(3.8)
Split Rock Energy Equity Income (Loss)                        -            $(0.2)              -              5.0
Investments and Other Income                                1.1              0.7             4.0              1.2
-------------------------------------------------------------------------------------------------------------------

                                                         $(18.4)           $ 0.5          $(21.4)           $ 2.4
-------------------------------------------------------------------------------------------------------------------

NOTE 9.    INCOME TAX EXPENSE

                                                               QUARTER ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           2004            2003             2004            2003
-------------------------------------------------------------------------------------------------------------------
Millions
Current Tax Expense
     Federal                                              $ 0.4           $  3.7          $ 11.7           $ 12.8
     State                                                  1.1              2.4             5.5              4.5
-------------------------------------------------------------------------------------------------------------------

                                                            1.5              6.1            17.2             17.3
-------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                               (2.2)             1.3            (0.5)             0.2
     State                                                 (1.1)            (0.3)           (1.3)            (0.3)
-------------------------------------------------------------------------------------------------------------------

                                                           (3.3)             1.0            (1.8)            (0.1)
-------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                       (0.2)            (0.5)           (1.0)            (1.1)
-------------------------------------------------------------------------------------------------------------------

Income Tax Expense on Continuing Operations                (2.0)             6.6            14.4             16.1
Income Tax Expense on Discontinued Operations              11.0             24.2            60.3             73.0
Income Tax Benefit on Change in Accounting Principle          -                -            (5.5)               -
-------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                  $ 9.0           $ 30.8          $ 69.2           $ 89.1
-------------------------------------------------------------------------------------------------------------------


13                     ALLETE Third Quarter 2004 Form 10-Q

NOTE 10.      ADOPTION OF NEW ACCOUNTING PRINCIPLES

In the third quarter of 2004, we adopted EITF 03-16, "Accounting for Investments in Limited Liability Companies," which requires the use of the equity method of accounting for investments in all limited liability companies, including investments we have in venture capital funds included in our emerging technology portfolio. EITF 03-16 was issued in the second quarter of 2004. We had previously accounted for these investments under the cost method of accounting. EITF 03-16 is effective for reporting periods beginning after June 15, 2004. Pursuant to EITF 03-16, the effect of adoption is reported as the cumulative effect of a change in accounting principle.

The cumulative effect of this change on prior years was an after-tax loss of $7.8 million, which was recorded as a change in accounting principle and reflected in income for the nine months ended September 30, 2004. The effect of the change on the quarter ended September 30, 2004 decreased net income by $0.6 million (increased net income by $1.1 million for the nine months ended September 30, 2004). If the equity method of accounting had been used in 2003, net income for the quarter ended September 30, 2003 would have increased $0.1 million and net income for the nine months ended September 30, 2003 would have decreased $0.8 million, or $0.03 per share.

The effect of the change to equity accounting for our venture capital funds and the impact of adoption of FSP 106-2 (see Note 14) on the first and second quarters of 2004 is as follows:

                                                                                       QUARTER ENDED
                                                                             MARCH 31,                JUNE 30,
EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLE                                     2004                     2004
---------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Net Income
     As Reported                                                               $52.5                    $34.7
     Effect of Change in Accounting for Venture Capital Funds                    0.2                      1.5
     Effect of Adoption of FSP 106-2                                               -                      0.5
---------------------------------------------------------------------------------------------------------------

     Before Cumulative Effect of Change in Accounting Principle                 52.7                     36.7
     Cumulative Effect on Prior Years (to December 31, 2003) of
         Change in Accounting for Venture Capital Funds                         (7.8)                       -
---------------------------------------------------------------------------------------------------------------

     As Restated                                                               $44.9                    $36.7
---------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
     As Reported                                                               $1.87                    $1.22
     Effect of Change in Accounting for Venture Capital Funds                   0.01                     0.05
     Effect of Adoption of FSP 106-2                                               -                     0.02
---------------------------------------------------------------------------------------------------------------

     Before Cumulative Effect of Change in Accounting Principle                 1.88                     1.29
     Cumulative Effect on Prior Years (to December 31, 2003) of
         Change in Accounting for Venture Capital Funds                        (0.28)                       -
---------------------------------------------------------------------------------------------------------------

     As Restated                                                               $1.60                    $1.29
---------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share
     As Reported                                                               $1.86                    $1.22
     Effect of Change in Accounting for Venture Capital Funds                      -                     0.05
     Effect of Adoption of FSP 106-2                                               -                     0.02
---------------------------------------------------------------------------------------------------------------

     Before Cumulative Effect of Change in Accounting Principle                 1.86                     1.29
     Cumulative Effect on Prior Years (to December 31, 2003) of
         Change in Accounting for Venture Capital Funds                        (0.27)                       -
---------------------------------------------------------------------------------------------------------------

     As Restated                                                               $1.59                    $1.29
---------------------------------------------------------------------------------------------------------------


                      ALLETE Third Quarter 2004 Form 10-Q                     14

NOTE 11.      EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

                                                        QUARTER ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                 -----------------------------       ------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
2004

Net Income (Loss) from Continuing Operations
     Before Change in Accounting Principle       $(0.6)        -        $(0.6)       $23.2         -         $23.2
Common Shares                                     28.5       0.1         28.6         28.3       0.2          28.5
Per Share from Continuing Operations            $(0.03)        -       $(0.02)       $0.82         -         $0.82

2003

Net Income (Loss) from Continuing Operations
     Before Change in Accounting Principle       $10.9         -        $10.9        $25.6         -         $25.6
Common Shares                                     27.7       0.1         27.8         27.5       0.1          27.6
Per Share from Continuing Operations             $0.40         -        $0.40        $0.93         -         $0.93
-------------------------------------------------------------------------------------------------------------------

NOTE 12.      COMPREHENSIVE INCOME

For the quarter ended September 30, 2004 total comprehensive income was a $3.7 million loss ($47.4 million of income for the quarter ended September 30, 2003). For the nine months ended September 30, 2004 total comprehensive income was $71.8 million ($170.3 million for the nine months ended September 30, 2003). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, additional pension liability and foreign currency translation adjustments.

                                                                       SEPTEMBER 30,                 DECEMBER 31,
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)                                2004                          2003
------------------------------------------------------------------------------------------------------------------
Millions
Unrealized Gain on Securities                                              $ 1.4                        $  0.8
Additional Pension Liability                                                (9.8)                         (9.8)
Foreign Currency Translation Adjustment - Discontinued Operations              -                          23.5
------------------------------------------------------------------------------------------------------------------

                                                                           $(8.4)                       $ 14.5
------------------------------------------------------------------------------------------------------------------

NOTE 13.      EMPLOYEE STOCK AND INCENTIVE PLANS

We sponsor a leveraged ESOP as part of our Retirement Savings and Stock Ownership Plan. On September 20, 2004 the ESOP received ADESA shares as a result of the spin-off of ADESA. At September 30, 2004 the ESOP held 3.3 million shares of ADESA related to unearned ESOP shares that have not yet been allocated to participants. The ESOP is required to sell the ADESA stock, and will use the proceeds to purchase ALLETE common stock on the open market. We expect to receive an IRS letter ruling that will allow us up to approximately 600 days from September 20, 2004 to complete the sale of the ADESA shares and the purchase of ALLETE stock. Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held and purchased by the ESOP will be treated as unearned ESOP shares and not considered as outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants. In October 2004 the ESOP sold 2.7 million shares of ADESA stock related to unearned ESOP shares for total proceeds of $54.0 million. Approximately 0.6 million shares of ADESA stock related to unearned ESOP shares remain in the ESOP and will be sold under the direction of an independent trustee.


15                    ALLETE Third Quarter 2004 Form 10-Q

NOTE 13.      EMPLOYEE STOCK AND INCENTIVE PLANS (CONTINUED)

The employee stock options outstanding at the date of the spin-off were converted to reflect the spin-off and one-for-three reverse stock split. This conversion was done to preserve the noncompensatory nature of the options under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."


NOTE 14.      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                            POSTRETIREMENT HEALTH
                                                                  PENSION                         AND LIFE
                                                          -----------------------           ----------------------
COMPONENTS OF PERIODIC BENEFIT EXPENSE                     2004            2003             2004            2003
------------------------------------------------------------------------------------------------------------------
Millions
FOR THE QUARTER ENDED SEPTEMBER 30,

Service Cost                                              $ 2.1            $ 1.7            $0.9            $ 0.9
Interest Cost                                               5.2              4.8             1.6              1.7
Expected Return on Plan Assets                             (6.9)            (7.2)           (1.2)            (1.0)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    0.4                -             0.1                -
Amortization of Transition Obligation                       0.1              0.1             0.6              0.6
------------------------------------------------------------------------------------------------------------------

   Periodic Benefit Expense (Benefit)                     $ 1.1            $(0.4)           $2.0            $ 2.2
------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Service Cost                                              $ 6.3           $  5.1            $3.0            $ 2.7
Interest Cost                                              15.6             14.6             5.0              5.1
Expected Return on Plan Assets                            (20.7)           (21.6)           (3.4)            (3.0)
Amortization of Prior Service Costs                         0.6              0.6               -                -
Amortization of Net Loss                                    1.2                -             0.4                -
Amortization of Transition Obligation                       0.2              0.2             1.8              1.8
------------------------------------------------------------------------------------------------------------------

   Periodic Benefit Expense (Benefit)                     $ 3.2           $ (1.1)           $6.8            $ 6.6
------------------------------------------------------------------------------------------------------------------

In May 2004 the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Act), which provides accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 requires that the accumulated postretirement benefit obligation and postretirement benefit cost reflect the impact of the Act upon adoption. We provide postretirement health benefits that include prescription drug benefits, and expect our postretirement prescription drug benefits to qualify us for the federal subsidy to be provided for under the Act. We adopted FSP 106-2 in the third quarter of 2004. The impact of adoption reduced our after-tax postretirement medical expense by $0.5 million for the three months ended September 30, 2004 and $1.0 million for the nine months ended September 30, 2004. In addition, our accumulated postretirement benefit obligation has been reduced by $12.3 million.


                      ALLETE Third Quarter 2004 Form 10-Q                     16

NOTE 15.      COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005 and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by 5 percent annually, to a minimum of 50 percent. In December 2003 we received notice from Minnkota Power that they will reduce our output entitlement, effective January 1, 2006, by 5 percent to approximately 66 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At September 30, 2004 Square Butte had total debt outstanding of $297.4 million. Total annual debt service for Square Butte is expected to be approximately $23 million in each of the years 2004 through 2008. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

LEASING AGREEMENTS. In September 2004 BNI Coal entered into an operating lease agreement for a new dragline that was placed in service at BNI Coal's mine on September 30, 2004. BNI Coal is obligated to make lease payments totaling $2.8 million annually for the lease term which expires in 2027. BNI Coal has the option at the end of the lease term to renew the lease at a fair market rental, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee.

We lease other properties and equipment under operating lease agreements with terms expiring through 2013. The aggregate amount of minimum lease payments for all of these other operating leases is $3.2 million in 2005, $3.1 million in 2006, $2.7 million in 2007, $1.9 million in 2008 and $4.2 million thereafter.

KENDALL COUNTY POWER PURCHASE AGREEMENT. We have 275 MW of nonregulated generation (non rate-base generation sold at market-based rates to the wholesale market) through an agreement with an independent power producer that extends through September 2017. Under the agreement we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275-MW generating unit at a facility in Kendall County near Chicago, Illinois. The annual fixed capacity charge is approximately $21 million. We are also responsible for arranging the natural gas fuel supply. Our strategy is to enter into long-term contracts to sell a significant portion of the 275 MW from the Kendall County facility; the balance will be sold in the spot market through short-term agreements. We currently have 130 MW (100 MW in 2003) of long-term capacity sales contracts for the Kendall County generation, with 50 MW expiring in April 2012 and 80 MW expiring in September 2017. Neither the Kendall County agreement nor the related sales contracts are derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." To date, the Kendall County facility has operated at a loss due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on unsold capacity (currently 145 MW). We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts. We are currently exploring options to minimize or eliminate these ongoing losses.

COAL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for transportation of all of our coal with various expiration dates ranging from December 2005 to December 2011. Our minimum annual obligation under these coal and shipping agreements ranges from approximately $28 million in 2004 to $10 million in 2008.

EMERGING TECHNOLOGY INVESTMENTS. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held start-up companies. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.6 million at September 30, 2004 ($4.8 million at December 31, 2003) and is expected to be invested at various times through 2007.


17                    ALLETE Third Quarter 2004 Form 10-Q

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

SWL&P MANUFACTURED GAS PLANT. In May 2001 SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is underway. In February 2003 SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003 sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation is to determine any impact to soil or ground water between the former MGP site and Superior Bay. The site work for this phase of the investigation was performed during October 2004. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to a regulatory prudency review. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and we continue to work with the insurer to determine the availability of insurance coverage.

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


                      ALLETE Third Quarter 2004 Form 10-Q                     18

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ALLETE's operations are comprised of four business segments. REGULATED UTILITY includes retail and wholesale rate regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities. NONREGULATED ENERGY OPERATIONS includes nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) consisting primarily of generation from Taconite Harbor in northern Minnesota and generation secured through the Kendall County power purchase agreement. Nonregulated Energy Operations also includes our coal mining activities in North Dakota. REAL ESTATE includes our Florida real estate operations. OTHER includes our telecommunications activities, investments in emerging technologies, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits as well as legal and other outside service fees. DISCONTINUED OPERATIONS includes our Automotive Services business that was spun off on September 20, 2004, our Water Services businesses, the majority of which were sold in 2003, and spin-off costs incurred by ALLETE.

On September 20, 2004 the spin-off of Automotive Services was completed by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. Through a June 2004 IPO our Automotive Services business, doing business as ADESA, Inc. (NYSE: KAR), issued 6.3 million shares of common stock. This represented 6.6 percent of ADESA's common stock outstanding. ALLETE owned the remaining 93.4 percent of ADESA until the spin-off was completed. (See Note 1.) ADESA's SEC filings are available through the SEC's website at www.sec.gov.


CONSOLIDATED OVERVIEW

Net income for the quarter and nine months ended September 30, 2004 decreased 72 percent and 31 percent, respectively, from the same periods in 2003 and diluted earnings per share for the quarter and nine months ended September 30, 2004 decreased 74 percent and 32 percent, respectively, from the same periods in 2003. The decrease was primarily attributable to reduced earnings from discontinued operations which include both Water and Automotive Services, a $10.9 million after-tax debt prepayment cost at ALLETE, and a $7.8 million non-cash after-tax charge for a change in accounting principle related to investments in our emerging technology portfolio (see Note 10).

Income from continuing operations represents the activities that are part of ALLETE subsequent to the spin-off of ADESA. For the quarter ended September 30, 2004, income (loss) from continuing operations before the change in accounting principle was a $0.6 million, or $0.02 per diluted share, loss ($10.9 million, or $0.40 per diluted share, of income for the quarter ended September 30, 2003). For the nine months ended September 30, 2004, income from continuing operations before the change in accounting principle was $23.2 million, or $0.82 per diluted share ($25.6 million, or $0.93 per diluted share, for the nine months ended September 30, 2003). Both the quarter and nine months ended September 30, 2004 included the $10.9 million, or $0.38 per share, after-tax debt prepayment cost incurred in July as part of ALLETE's financial restructuring in preparation for the spin-off of ADESA.


19                      ALLETE Third Quarter 2004 Form 10-Q

                                                               QUARTER ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                           2004           2003              2004           2003
-----------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Operating Revenue
     Regulated Utility                                    $136.1         $127.1            $414.3         $385.8
     Nonregulated Energy Operations                         31.1           30.2              91.0           85.1
     Real Estate                                             5.2            6.1              39.6           34.3
     Other                                                  10.8            6.7              37.8           25.1
-----------------------------------------------------------------------------------------------------------------

                                                          $183.2         $170.1            $582.7         $530.3
-----------------------------------------------------------------------------------------------------------------

Operating Expenses
     Regulated Utility                                    $115.1         $101.6            $348.2         $324.7
     Nonregulated Energy Operations                         28.7           25.7              87.7           79.9
     Real Estate                                             2.4            2.8              14.2           14.7
     Other                                                  13.7            9.8              47.9           33.7
-----------------------------------------------------------------------------------------------------------------

                                                          $159.9         $139.9            $498.0         $453.0
-----------------------------------------------------------------------------------------------------------------

Total Interest and Other Income (Expense)
     Regulated Utility                                    $ (5.0)        $ (5.3)           $(14.2)        $(10.4)
     Nonregulated Energy Operations                         (0.2)          (0.4)                -           (0.9)
     Real Estate                                            (0.1)             -              (0.2)          (0.1)
     Other                                                 (20.6)          (7.0)            (32.7)         (24.2)
-----------------------------------------------------------------------------------------------------------------

                                                          $(25.9)        $(12.7)           $(47.1)        $(35.6)
-----------------------------------------------------------------------------------------------------------------

Net Income (Loss)
     Regulated Utility                                    $  9.5          $12.2             $32.1          $30.5
     Nonregulated Energy Operations                          1.5            2.8               2.6            3.2
     Real Estate                                             1.6            1.9              14.8           11.3
     Other                                                 (13.2)          (6.0)            (26.3)         (19.4)
-----------------------------------------------------------------------------------------------------------------

     Continuing Operations                                  (0.6)          10.9              23.2           25.6
     Discontinued Operations                                13.7           36.7              79.3          110.7
     Change in Accounting Principle                            -              -              (7.8)             -
-----------------------------------------------------------------------------------------------------------------

                                                          $ 13.1          $47.6             $94.7         $136.3
-----------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock                      28.6           27.8              28.5           27.6
-----------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share of Common Stock
     Continuing Operations                                $(0.02)         $0.40             $0.82          $0.93
     Discontinued Operations                                0.47           1.31              2.78           4.00
     Change in Accounting Principle                            -              -             (0.27)             -
-----------------------------------------------------------------------------------------------------------------

                                                           $0.45          $1.71             $3.33          $4.93
-----------------------------------------------------------------------------------------------------------------

Kilowatthours Sold
    Regulated Utility
       Retail and Municipals
           Residential                                     233.7          250.2             772.8          787.0
           Commercial                                      334.7          347.5             960.9          963.5
           Industrial                                    1,736.9        1,535.6           5,273.7        4,909.2
           Municipals                                      211.1          231.8             613.9          636.9
           Other                                            19.9           20.5              57.9           59.3
-----------------------------------------------------------------------------------------------------------------

                                                         2,536.3        2,385.6           7,679.2        7,355.9
       Other Power Suppliers                               260.2          504.4             645.8        1,012.5
-----------------------------------------------------------------------------------------------------------------

                                                         2,796.5        2,890.0           8,325.0        8,368.4
    Nonregulated Energy Operations                         349.4          400.4           1,198.0        1,100.6
-----------------------------------------------------------------------------------------------------------------

                                                         3,145.9        3,290.4           9,523.0        9,469.0
-----------------------------------------------------------------------------------------------------------------


                      ALLETE Third Quarter 2004 Form 10-Q                     20

NET INCOME

The following net income discussion summarizes a comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

REGULATED UTILITY net income in 2004 was up $1.6 million reflecting a 7 percent increase in kilowatthour sales to our industrial customers partially offset by higher pension expense, and increased costs associated with maintenance outages at Company generating facilities and a scheduled outage at Square Butte. Overall, regulated utility kilowatthour sales were similar to last year (down 1 percent) as a 4 percent increase in sales to retail and municipal customers reduced the energy available for sale to other power suppliers.

NONREGULATED ENERGY OPERATIONS net income in 2004 was down $0.6 million as a 9 percent increase in nonregulated generation kilowatthour sales was more than offset by higher operating expenses. Operating expenses in 2004 reflected increased costs for sulfur dioxide emission allowances, while 2003 reflected a $0.5 million reduction in costs accrued in 2002 related to the deferral of a generation project in Superior, Wisconsin.

REAL ESTATE net income was $3.5 million higher in 2004 reflecting an increase in the number as well as the profitability of real estate sales closing during the first nine months of 2004. The timing of real estate sales varies from quarter to quarter.

OTHER reflected $6.9 million of additional expense in 2004. The additional expense resulted primarily from a $10.9 million debt prepayment cost associated with the retirement of long-term debt as a part of our financial restructuring in preparation for the spin-off of ADESA. Unallocated interest expense, however, was $6.5 million less in 2004 due to the retirement of long-term debt in 2003 and early 2004 with the proceeds from the sale of our Water Services businesses and the early retirement of $125 million of long-term debt in July 2004. Earnings on invested proceeds from the sale of our Water Services businesses and cash received from ADESA after the IPO partially offset less income from our emerging technology investments and additional costs incurred as a result of the reverse stock split.

DISCONTINUED OPERATIONS net income decreased $31.4 million in 2004.

Automotive Services net income was down $14.4 million, or 16 percent, primarily due to an $8.5 million debt prepayment cost related to the early redemption of ADESA debt in August 2004, costs associated with the business separation, and additional corporate charges and separation expenses incurred as ADESA prepared to be a stand-alone publicly traded company. Net income for 2004 was also down because of a 6.6 percent reduction in our ownership of ADESA since the June 2004 IPO and a partial month of operations for September due to the spin-off. The total number of vehicles sold at ADESA's vehicle auction facilities decreased 2 percent in 2004. Conversion rates, however, continued to exceed last year (63.2 percent in 2004; 61.5 percent in 2003). A 13 percent increase in the number of loan transactions resulted from an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base. Net income also included $4.1 million of charges in 2004 in connection with a lawsuit related to ADESA's vehicle import business and a $1.3 million recovery in 2003 from the settlement of a lawsuit associated with ADESA's vehicle transport business.

Water Services net income decreased $17.0 million, primarily because 2003 included nine months of operations, or $18.2 million, from water and wastewater systems sold. The majority of Florida systems were sold in the fourth quarter of 2003. North Carolina assets were sold in June 2004. Net income in 2004 included a $5.2 million gain on the sale of water assets ($3.4 million in 2003).

CHANGE IN ACCOUNTING PRINCIPLE reflected the cumulative effect on prior years (to December 31, 2003) of changing to the equity method of accounting for investments in limited liability companies included in our emerging technology portfolio. (See Note 10.)


21                      ALLETE Third Quarter 2004 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

REGULATED UTILITY

     OPERATING REVENUE was up $9.0 million, or 7 percent, in 2004 primarily due to higher fuel clause recoveries resulting from increased purchased power costs (see operating expenses below). Overall, regulated utility kilowatthour sales were down 3 percent as a 6 percent increase in sales to retail and municipal customers was more than offset by decreased sales to other power suppliers. Much of the increase in retail and municipal electric sales was attributable to large industrial customers due to higher production levels in 2004. Sales to other power suppliers decreased primarily due to the increased requirements of our retail customers.
     Scheduled maintenance outages at one of our generating facilities and Square Butte (see Outlook - Regulated Utility) also contributed to less energy being available for sale to other power suppliers.

     Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in 2004 (19 percent in 2003). Electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in both 2004 and 2003.

     OPERATING EXPENSES were up $13.5 million, or 13 percent, in 2004 primarily reflecting increased purchased power expense necessitated by scheduled maintenance outages at one of our generating facilities and Square Butte (see Outlook - Regulated Utility). In addition, 2004 included higher pension expense, and increased costs associated with the scheduled maintenance outages.

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was up $0.9 million, or 3 percent, in 2004 primarily due to an increase in revenue from contract services as a result of work being done for American Transmission Company on the Duluth-to-Wausau transmission line. These services do not result in any profit margin. (See operating expenses below.) The increase in contract services was mostly offset by reduced nonregulated kilowatthour sales. Nonregulated kilowatthour sales in total were down 13 percent in 2004 primarily due to lower kilowatthour sales at the Kendall County facility.

     OPERATING EXPENSES were up $3.0 million, or 12 percent, in 2004 primarily due to expenses related to the contract services being done for American Transmission Company. Fuel and purchased power expense was down compared to last year due to lower kilowatthour sales in 2004. Operating expenses in 2003 reflected a $0.9 million reduction in costs accrued in 2002 related to the deferral of a generation project in Superior, Wisconsin.

REAL ESTATE

     OPERATING REVENUE and OPERATING EXPENSES were both down in 2004 primarily due to fewer land sales. Operating revenue was down $0.9 million, or 15 percent, and operating expenses were down $0.4 million, or 14 percent.

OTHER

     OPERATING  REVENUE was up $4.1 million,  or 61 percent,  in 2004 reflecting
     increased  revenue  from  our  telecommunications   business  due  to  more
     equipment sales.

     OPERATING EXPENSES were up $3.9 million, or 40 percent, in 2004 mostly due to higher cost of goods sold associated with increased sales at our telecommunications business. Corporate charges increased $0.1 million ($3.8 million in 2004; $3.7 million in 2003) reflecting reverse stock split expenses.

     TOTAL INTEREST AND OTHER INCOME (EXPENSE) reflected $13.6 million of additional expense in 2004. In 2004 we incurred an $18.5 million debt prepayment cost related to the early redemption of $125 million in senior notes and recorded $1.0 million of equity losses related to our emerging technology investments. These additional expenses were partially offset by a $5.6 million decrease in interest expense not specifically related to any one business segment ($2.0 million in 2004; $7.6 million in 2003). With proceeds from the sale of our Water Services businesses and internally generated cash in 2003 and 2004, we redeemed our quarterly income preferred securities and various long-term debt issuances which lowered interest expense in 2004.


                      ALLETE Third Quarter 2004 Form 10-Q                     22

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REGULATED UTILITY

     OPERATING REVENUE was up $28.5 million, or 7 percent, in 2004 primarily due to higher fuel clause recoveries resulting from increased purchased power costs (see operating expenses below). Overall, regulated utility kilowatthour sales were similar to last year (down 1 percent) as a 4 percent increase in sales to retail and municipal customers reduced the energy available for sale to other power suppliers. Much of the increase in retail and municipal electric sales was attributable to large industrial customers due to higher production levels in 2004. Outages at Company generating facilities and a scheduled maintenance outage at Square Butte (see Outlook - Regulated Utility) also contributed to less energy being available for sale to other power suppliers.

     Revenue from electric sales to taconite customers accounted for 23 percent of consolidated operating revenue in 2004 (21 percent in 2003). Electric sales to paper and pulp mills accounted for 8 percent of consolidated operating revenue in both 2004 and 2003.

     OPERATING EXPENSES in total were up $23.5 million, or 7 percent, in 2004 primarily reflecting increased purchased power expense necessitated by outages at Company generating facilities and Square Butte (see Outlook - Regulated Utility). In addition, 2004 included higher pension expense, and increased costs associated with the outages. These increases were partially offset by the absence of a power marketing demand payment associated with a purchased power agreement that expired in October 2003.

     TOTAL INTEREST AND OTHER INCOME (EXPENSE) reflected $3.8 million less income in 2004 primarily due to the loss of equity in net income from Split Rock Energy. Minnesota Power withdrew from Split Rock Energy trading activities effective November 1, 2003 and all participation in February 2004.

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was up $5.9 million, or 7 percent, in 2004 primarily due to an increase in revenue from contract services as a result of work being done for American Transmission Company on the Duluth-to-Wausau transmission line. These services do not result in any profit margin (see operating expenses below). Revenue was also higher in 2004 due to a 9 percent increase in nonregulated generation kilowatthour sales.

     OPERATING EXPENSES were up $7.8 million, or 10 percent, in 2004 primarily due to expenses related to the contract services being done for American Transmission Company. In addition, 2004 operating expenses reflected increased costs for sulfur dioxide emission allowances, while 2003 reflected a $0.9 million reduction in costs accrued in 2002 related to the deferral of a generation project in Superior, Wisconsin.

     TOTAL INTEREST AND OTHER INCOME (EXPENSE) reflected $0.9 million of additional income in 2004 primarily due to more Minnesota land sales and less interest expense in 2004.

REAL ESTATE

     OPERATING REVENUE was up $5.3 million, or 15 percent, in 2004 as a result of more land sales. In 2004 12 large real estate sales contributed $24.4 million to revenue, while in 2003 nine large real estate sales contributed $15.9 million to revenue.

     OPERATING EXPENSES were down $0.5 million, or 3 percent, in 2004 because the cost basis of property sold in 2004 was lower than in 2003.


23                    ALLETE Third Quarter 2004 Form 10-Q

OTHER

     OPERATING REVENUE was up $12.7 million,  or 51 percent,  in 2004 reflecting
     increased  revenue  from  our  telecommunications   business  due  to  more
     equipment sales.

     OPERATING EXPENSES were up $14.2 million, or 42 percent, in 2004 mostly due to higher cost of goods sold associated with increased sales at our telecommunications business. Corporate charges increased $2.2 million ($11.9 million in 2004; $9.7 million in 2003) reflecting higher incentive compensation and benefit costs, and expenses related to the reverse stock split.

     TOTAL INTEREST AND OTHER INCOME (EXPENSE) reflected $8.5 million of additional expense in 2004 primarily due to an $18.5 million debt prepayment cost related to the early redemption of $125 million in senior notes in 2004 and $5.5 million of impairment losses recorded related to our emerging technology investments. These additional expenses were partially offset by an $11.1 million decrease in interest expense not specifically related to any one business segment ($10.0 million in 2004; $21.1 million in 2003). With proceeds from the sale of our Water Services businesses and internally generated cash in 2003 and 2004, we redeemed our quarterly income preferred securities and various long-term debt issuances which lowered interest expense in 2004. In 2003 we recognized $3.5 million of losses related to the sale of shares we held directly in publicly-traded emerging technology investments.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable GAAP involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: impairment of long-lived assets, pension and postretirement health and life actuarial assumptions, valuation of investments and provisions for environmental remediation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in our 2003 Form 10-K.


OUTLOOK

2004 EARNINGS GUIDANCE. Following the spin-off of our Automotive Services in September 2004 (see Note 1), our remaining operations are comprised of Regulated Utility, Nonregulated Energy Operations, Real Estate and Other (formerly classified as (1) Energy Services, and (2) Investments and Corporate Charges). In 2003 net income from these operations totaled $29.8 million, excluding $1.5 million of spin-off related costs reclassified to Discontinued Operations. Based on our performance for the nine months ended September 30, 2004 and fourth quarter projections, our expectation for income from continuing operations before change in accounting principle (excluding the $10.9 million debt prepayment cost incurred in 2004) is approximately $38 million for 2004, an increase of 28 percent over 2003. Earnings for the nine months ended September 30, 2004 have benefited from the improved performance of the taconite industry. Minnesota taconite production is projected to be approximately 40 million tons in 2004 as compared to 35 million in 2003.

The above guidance does not include any gains or losses resulting from the ESOP's sale of ADESA stock received in the spin-off. (See Note 13.) In October 2004 the ESOP sold 2.7 million shares of ADESA stock related to unearned ESOP shares for total proceeds of $54.0 million; 2.5 million of the shares were sold directly to ADESA. This resulted in an after-tax gain of $9.2 million which will be recognized in the fourth quarter of 2004. Approximately 0.6 million shares of ADESA stock related to unearned ESOP shares remain in the ESOP and will be sold under the direction of an independent trustee.

The ESOP will use proceeds from the sale of ADESA stock to purchase ALLETE common stock on the open market. We expect to receive an IRS letter ruling that will allow us up to approximately 600 days from September 20, 2004 to complete the sale of the ADESA shares and the purchase of ALLETE stock. Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held and purchased by the ESOP will be treated as unearned ESOP shares and not considered as outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants. Also in October 2004, ADESA purchased 0.7 million shares of ADESA stock held by ALLETE's pension plan.


                      ALLETE Third Quarter 2004 Form 10-Q                     24

REGULATED UTILITY. In February 2004 we experienced a generator failure at our 534-MW Boswell Energy Center Unit 4 (Unit 4). Unit 4 came back into service in June. As a result of the failure, we replaced significant components of the generator at a capital cost of approximately $6 million. The majority of the replacement cost was covered by insurance, subject to a deductible of $1 million. We entered into power purchase agreements to replace the power lost during the Unit 4 outage. The cost of this additional power was recovered through the regulated utility fuel adjustment clause in Minnesota. While Unit 4 was down, some work originally planned for 2005 and 2006 was done during the outage to minimize future outages. This outage did not have a material impact on our results of operations. Wisconsin Public Power, Inc. owns 20 percent of Unit
4. Because of the outage at our Boswell Energy Center, a multi-week scheduled maintenance outage on Unit 1 at our Laskin Energy Center was deferred until third quarter 2004. The 55-MW Unit 1 was back in service in early October.

In September 2004 Square Butte began a scheduled multi-week maintenance outage which was completed at the end of October. Our pro rata share of the cost is expected to be approximately $6 million pretax.

In September 2004 we filed an integrated resource plan (Resource Plan) with the MPUC detailing our retail energy demand projections and our energy sourcing options to meet the projected demand over the next 15 years. In the Resource Plan we predict energy demand by customers in our service territory will increase at an average annual rate of 1.7 percent to 2019. The Resource Plan includes growth of 20 to 30 megawatts per year primarily from residential and smaller commercial expansion, and a sustainable positive outlook from large power customers in northeastern Minnesota, such as taconite processing facilities and paper mills. We expect to realize a reduction in generating resource supply over the next few years under the terms of a long-term energy supply contract with Square Butte. The combination of increased demands and reduced supply means we will need to secure additional base load energy to serve our customers in future years.

The Resource Plan sets forth several options designed to meet the predicted growing base load energy demand in the region. The options range from purchasing additional power to building new base load energy generation facilities. We will work with state regulators and stakeholders over the next several months to discuss the Resource Plan. We anticipate that the MPUC will formally consider the Resource Plan by mid-2005.

NONREGULATED ENERGY OPERATIONS. The Kendall County facility has operated at a loss due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on unsold capacity (currently 145 MW). We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts. This may result in annual after-tax losses of up to approximately $8 million depending on demand for unit output and spark spreads. We are currently exploring options to minimize or eliminate these ongoing losses.

In October 2004 our 75-MW (rated capacity) Taconite Harbor Unit 1 began a scheduled outage which is expected to be completed by mid-November 2004.

REAL ESTATE. ALLETE Properties, our Florida real estate operations, owns approximately 18,000 acres of land near Fort Myers, Palm Coast and Ormond Beach, Florida, as well as Winter Haven Citi Centre, a retail shopping center in Winter Haven, Florida. We add value to the land through entitlements and infrastructure improvements, and then sell it at current market prices. Historically, proceeds from land sales have been three to four times our carrying value. Rental income at the retail shopping center in Winter Haven provides a recurring stream of revenue. At September 30, 2004 our basis in land held by ALLETE Properties was $46.9 million. ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $9.7 million at September 30, 2004 with maturities ranging up to ten years. Outstanding finance receivables accrue interest at market-based rates. At September 30, 2004 ALLETE Properties also had $18.2 million of other assets which consisted primarily of Winter Haven Citi Centre. We may selectively acquire additional land if it meets our strategy of adding value through entitlement and infrastructure improvements.

SALE OF REMAINING WATER ASSETS. In June 2004 we essentially concluded our strategy to exit our Water Services businesses when we completed the sale of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. The net cash proceeds from the sale of all water assets in 2003 and 2004, after transaction costs, retirement of most Florida Water debt and payment of income taxes, were approximately $300 million. These net proceeds were used to strengthen our balance sheet and retire debt. We continue to expect to sell our water assets in Georgia in 2004.


25                    ALLETE Third Quarter 2004 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing our businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

Excluding Discontinued Operations, consolidated cash and cash equivalents was $172.7 million at September 30, 2004, an increase of $59.3 million since December 31, 2003.

During the first nine months of 2004 we repaid $182.9 million in outstanding debt using a combination of internally generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA. (See Note 1.) We also refinanced $111 million in long-term debt at a lower interest rate. See Notes 6 and 7 for additional detail on debt repaid.

During the first nine months of 2004 and 2003, cash flow from operating activities was affected by a number of factors representative of normal operations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Approximately 1.1 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

DIVIDENDS. On October 20, 2004 our Board of Directors declared a dividend of 30 cents per share on ALLETE common stock payable December 1, 2004 to shareholders of record at the close of business November 15, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are discussed in Note 15.

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

Under our power purchase agreement with Square Butte that extends through 2026, we are obligated to pay our pro rata share of Square Butte's costs based on our entitlement to the output of Square Butte's 455 MW coal-fired generating unit near Center, North Dakota. Our payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. The following table reflects our share of future debt service based on our current output entitlement of 71 percent through 2005, 66 percent thereafter. In December 2003 we received notice from Minnkota Power that they will reduce our output entitlement,


                      ALLETE Third Quarter 2004 Form 10-Q                     26
effective January 1, 2006, by 5 percent to approximately 66 percent. Minnkota Power has the option to reduce our entitlement by 5 percent annually, to a minimum of 50 percent. (See Note 15.)

Under the Kendall County agreement, we pay a fixed capacity charge for the right, but not the obligation, to utilize one 275-MW generating unit near Chicago, Illinois. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. (See Note 15.)

                                                                      PAYMENTS DUE BY PERIOD
                                               -------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS                           TOTAL          2005-2007        2008-2009        2010 AND AFTER
------------------------------------------------------------------------------------------------------------------
Millions
Long-Term Debt                                 $  585.3           $183.5           $ 79.1              $322.7
Operating Lease Obligations                        78.3             17.4              9.0                51.9
Unconditional Purchase Obligations                657.0            146.2             89.1               421.7
------------------------------------------------------------------------------------------------------------------

                                               $1,320.6           $347.1           $177.2              $796.3
------------------------------------------------------------------------------------------------------------------

CAPITAL REQUIREMENTS

CONTINUING OPERATIONS. Capital expenditures for continuing operations are expected to be $62.6 million for 2004. Capital expenditures for continuing operations for the nine months ended September 30, 2004 totaled $48.8 million ($53.6 million in 2003). Expenditures for the nine months ended September 30, 2004 included $38.4 million for Regulated Utility, $6.6 million for Nonregulated Energy Operations and $3.8 million for Other which consisted of $3.5 million for our telecommunications business and $0.3 million for general corporate purposes. Internally generated funds were the primary source of funding for these expenditures.

DISCONTINUED OPERATIONS. Capital expenditures for discontinued operations for the nine months ended September 30, 2004 totaled $16.2 million ($45.1 million in 2003). Expenditures for the nine months ended September 30, 2004 included $13.1 million for Automotive Services capital expenditures incurred prior to the September 2004 spin-off and $3.1 million to maintain our remaining Water Services businesses while they were in the process of being sold.


ENVIRONMENTAL MATTERS AND OTHER

Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We do not currently anticipate that potential expenditures for environmental matters will be material; however, we are unable to predict the outcome of the issues discussed in Note 15.


NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 3.

                           -------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.


27                    ALLETE Third Quarter 2004 Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Investments include certain securities held for an indefinite period of time which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At September 30, 2004 our available-for-sale securities portfolio consisted of ADESA common stock held in our Retirement Savings and Stock Ownership Plan (see Note 13) and securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $76.0 million at September 30, 2004 ($20.2 million at December 31, 2003) and a total unrealized after-tax gain of $1.4 million at September 30, 2004 ($0.8 million at December 31, 2003).

As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. The total carrying value of our emerging technology portfolio was $15.6 million at September 30, 2004, down $21.9 million from December 31, 2003. The decline was primarily due to a change to the equity method of accounting for the venture capital funds (see Note 10) and impairments related to investments in privately-held companies. Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. During the second quarter of 2004 we recorded $5.5 million ($3.2 million after taxes) of impairment losses primarily related to direct investments in certain privately-held start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development.

INTEREST RATE SENSITIVE FINANCIAL INSTRUMENTS

                                                       PRINCIPAL CASH FLOW BY EXPECTED MATURITY DATE
                                        ----------------------------------------------------------------------------
SEPTEMBER 30, 2004                       2004       2005      2006        2007       2008     THEREAFTER     TOTAL
--------------------------------------------------------------------------------------------------------------------
Dollars in Millions
Long-Term Debt
     Fixed Rate                          $0.2       $0.8      $1.5       $115.8     $56.5       $155.9      $330.7
     Average Interest Rate - %            7.0        7.3       6.3          7.1       7.0          5.4         6.3

     Variable Rate                       $0.5       $1.0      $0.8         $3.3      $0.8        $54.3       $60.7
     Average Interest Rate - % <F1>       2.8        3.0       3.0          1.7       3.0          1.6         1.6
--------------------------------------------------------------------------------------------------------------------

<F1> Assumes rate in effect at September 30, 2004 remains constant through remaining term.

COMMODITY PRICE RISK

Our regulated utility operations in Minnesota and Wisconsin incur costs for fuel (primarily coal), power and natural gas purchased for resale in our regulated service territories, and related transportation. Our regulated utilities' exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory environment which generally allows a fuel clause surcharge if costs are in excess of those in our last rate filing. Conversely, costs below those in our last rate filing result in a rate credit. We seek to prudently manage our customers' exposure to price risk by entering into contracts of various durations and terms for the purchase of coal and power (in Minnesota), power and natural gas (in Wisconsin), and related transportation costs.


                      ALLETE Third Quarter 2004 Form 10-Q                     28

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

We have approximately 500 MW of nonregulated generation available for sale to the wholesale markets. This primarily consists of about 200 MW at our Taconite Harbor facility in northern Minnesota and 275 MW obtained through a 15-year power purchase agreement with an independent power producer at a facility in Kendall County near Chicago, Illinois.

Taconite Harbor's capability of approximately 200 MW has been sold through various short-term and long-term capacity and energy contracts. Short term, we have approximately 116 MW of capacity and energy sales contracts, all of which expire on April 30, 2005. Long term, we have entered into two capacity and energy sales contracts totaling 175 MW (201 MW including a 15 percent reserve) which are effective May 1, 2005 and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined cycle natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months notice are subject to an annual duration limitation typical of this type of contract. We also have a 50 MW capacity and energy sales contract that extends through April 2008 and a 15 MW energy sales contract that extends through May 2007. The 50 MW capacity and energy sales contract has fixed pricing through January 2006 and market-based pricing thereafter.

Under the Kendall County agreement, which expires in September 2017, we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275-MW generating unit. We are responsible for arranging the natural gas fuel supply. Our strategy is to sell a significant portion of this generation through long-term contracts of various durations. The balance will be sold in the daily spot market or through short-term contracts. We currently have long-term capacity sales contracts for 130 MW, with 50 MW expiring in April 2012 and the balance expiring in September 2017. To date, the Kendall County facility has operated at a loss due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on the unsold capacity (currently 145 MW). We expect the facility to continue to generate losses until such time as spark spreads improve or we are able to enter into additional long-term capacity sales contracts. This may result in annual after-tax losses of up to approximately $8 million depending on demand for unit output and spark spreads. We are currently exploring options to minimize or eliminate these ongoing losses.


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


29                    ALLETE Third Quarter 2004 Form 10-Q

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Item 5 and are incorporated by reference herein.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                                                                                  TOTAL NUMBER         MAXIMUM
                                                                                    OF SHARES         NUMBER OF
                                                                                  PURCHASED AS       SHARES THAT
                                                                                     PART OF         MAY YET BE
                                                   TOTAL                            PUBLICLY          PURCHASED
ALLETE COMMON STOCK REPURCHASES                  NUMBER OF          AVERAGE        ANNOUNCED          UNDER THE
FOR THE QUARTER ENDED                             SHARES          PRICE PAID        PLANS OR          PLANS OR
SEPTEMBER 30, 2004 <F1>                         PURCHASED <F2>     PER SHARE        PROGRAMS          PROGRAMS
----------------------------------------------------------------------------------------------------------------
For the Calendar Month
     July                                              -                 -             -                  -
     August                                       62,001            $80.25             -                  -
     September                                     8,015            $81.71             -                  -
----------------------------------------------------------------------------------------------------------------
                                                  70,016            $80.41             -                  -
----------------------------------------------------------------------------------------------------------------

<F1>  ADJUSTED FOR THE ONE-FOR-THREE REVERSE STOCK SPLIT EFFECTIVE SEPTEMBER 20, 2004.
<F2>  REFLECTED SHARES OF ALLETE COMMON STOCK  REPURCHASED  TO  COMPLETE  THE  SPIN-OFF OF  ADESA. THERE WERE NO
      SHARES REPURCHASED PURSUANT TO STOCK-FOR-STOCK EXERCISES  OF  EMPLOYEE  OPTIONS  GRANTED  UNDER THE ALLETE
      EXECUTIVE LONG-TERM INCENTIVE COMPENSATION PLAN DURING THE THIRD QUARTER OF 2004.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Reference is made to our 2003 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2003 Form 10-K.

Ref. Page 14. - Table - Minimum Revenue and Demand Under Contract


MINIMUM REVENUE AND DEMAND UNDER CONTRACT                                 MINIMUM                      MONTHLY
AS OF NOVEMBER 1, 2004                                              ANNUAL REVENUE <F1>               MEGAWATTS
----------------------------------------------------------------------------------------------------------------
     2004                                                                 $108.2                         693
     2005                                                                  $69.6                         417
     2006                                                                  $38.1                         202
     2007                                                                  $33.3                         181
     2008                                                                  $23.5                         133
----------------------------------------------------------------------------------------------------------------

<F1>  BASED ON PAST EXPERIENCE, WE BELIEVE REVENUE FROM OUR LARGE POWER CUSTOMERS WILL BE SUBSTANTIALLY IN EXCESS
      OF THE MINIMUM CONTRACT AMOUNTS.


                      ALLETE Third Quarter 2004 Form 10-Q                     30

Ref. Page 18 - First Paragraph
Ref. Form 10-Q for the quarter ended March 31, 2004, Page 26 - Fourth Paragraph Ref. Form 10-Q for the quarter ended June 30, 2004, Page 32 - Second Paragraph

In August 2004 Minnesota Power and American Transmission Company entered into a Design and Construction Services Agreement for Transmission Facilities governing Minnesota Power's work on the Minnesota portion of the Duluth-to-Wausau transmission line. Petitions addressing the regulatory jurisdiction over the agreement are currently being drafted. Construction on the transmission line in Minnesota is expected to be completed in 2005.

On September 9, 2004 the MPUC dismissed a complaint that alleged that American Transmission Company is the ultimate beneficiary and owner of the transmission line in Minnesota and is not a jurisdictional utility under Minnesota law, and that American Transmission Company lacks the power of eminent domain and the ability to conduct business in Minnesota. The dismissed complaint alleged that ultimate ownership of the line was not clear and that the technical aspects of the line have changed significantly since the Minnesota Environmental Quality Board approved Minnesota Power's exemption request to build the 12 miles of line in Minnesota. The MPUC chose to assert jurisdiction over the issue of the transfer of ownership of the Minnesota portion of the line to American Transmission Company and directed Minnesota Power to make a filing that either requests MPUC approval under state regulations or identifies why such approval is not required.


ITEM 6.    EXHIBITS

  EXHIBIT
   NUMBER

    3(a)1 Articles of Incorporation, amended and restated as of May 8, 2001 (filed as Exhibit 3(b) to the March 31, 2001 Form 10-Q, File No. 1-3548).

    3(a)2 Amendment to Articles of Incorporation, effective 12:00 p.m. Eastern Time on September 20, 2004 (filed as Exhibit 3 to the September 21, 2004 Form 8-K, File No. 1-3548).

     4(a) Twenty-third Supplemental Indenture, dated as of August 1, 2004, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

     4(b) Indenture of Trust, dated as of August 1, 2004, between the City of Cohasset, Minnesota and U.S. Bank National Association, as Trustee relating to $111 Million Collateralized Pollution Control Refunding Revenue Bonds.

     4(c)    Loan Agreement, dated as of August 1, 2004,  between  the  City  of
             Cohasset,   Minnesota   and   ALLETE   relating   to  $111  Million
             Collateralized Pollution Control Refunding Revenue Bonds.

     4(d) Certificate of Adjustment to the Rights Agreement as amended, dated as of July 24, 1996, between Minnesota Power & Light Company (now ALLETE) and the Corporate Secretary of the Company, as Rights Agent.

   +10(a) ALLETE Director Compensation Trust Agreement, effective October 11, 2004.

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

---------------
+  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.


31                    ALLETE Third Quarter 2004 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ALLETE, INC.





November 4, 2004                                James K. Vizanko
                               -------------------------------------------------
                                                James K. Vizanko
                               Senior Vice President and Chief Financial Officer




November 4, 2004                                 Mark A. Schober
                               -------------------------------------------------
                                                 Mark A. Schober
                                     Senior Vice President and Controller


                      ALLETE Third Quarter 2004 Form 10-Q                     32

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

   4(a) Twenty-third Supplemental Indenture, dated as of August 1, 2004, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

   4(b) Indenture of Trust, dated as of August 1, 2004, between the City of Cohasset, Minnesota and U.S. Bank National Association, as Trustee relating to $111 Million Collateralized Pollution Control Refunding Revenue Bonds.

   4(c)     Loan Agreement, dated  as  of  August  1, 2004,  between the City of
            Cohasset,    Minnesota   and   ALLETE   relating   to  $111  Million
            Collateralized Pollution Control Refunding Revenue Bonds.

   4(d) Certificate of Adjustment to the Rights Agreement as amended, dated as of July 24, 1996, between Minnesota Power & Light Company (now ALLETE) and the Corporate Secretary of the Company, as Rights Agent.

  10(a)     ALLETE Director Compensation Trust Agreement, effective October 11,
            2004.

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


                      ALLETE Third Quarter 2004 Form 10-Q