Form 10-K
period 2004-12-31
ALLETE INC
filed 2005-02-11
CIK 66756

                                    FORM 10-K

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal year ended DECEMBER 31, 2004

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


              30 WEST SUPERIOR STREET, DULUTH, MINNESOTA 55802-2093 (Address of principal executive offices, including zip code)

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

The aggregate market value of voting stock held by nonaffiliates on June 30, 2004 was $2,937,852,029.

As of February 1, 2005, there were 29,677,133 shares of ALLETE Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                      INDEX

DEFINITIONS..................................................................  2

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995......................................................................  3

PART I
Item 1.  Business ...........................................................  4
              Regulated Utility..............................................  5
                  Electric Sales.............................................  6
                  Purchased Power............................................  8
                  Fuel.......................................................  8
                  Regulatory Issues..........................................  9
                  Competition................................................ 11
                  Franchises................................................. 11
              Nonregulated Energy Operations................................. 11
              Real Estate.................................................... 13
                  Regulation................................................. 14
                  Competition................................................ 14
              Other.......................................................... 15
              Environmental Matters.......................................... 15
              Employees...................................................... 17
              Executive Officers of the Registrant........................... 18
Item 2.  Properties.......................................................... 19
Item 3.  Legal Proceedings................................................... 19
Item 4.  Submission of Matters to a Vote of Security Holders................. 19

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities...................... 20
Item 6.  Selected Financial Data............................................. 21
Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................... 23
         Executive Summary................................................... 23
         Net Income.......................................................... 25
         2004 Compared to 2003............................................... 26
         2003 Compared to 2002............................................... 28
         Critical Accounting Policies........................................ 29
         Outlook............................................................. 30
         Liquidity and Capital Resources..................................... 32
         Capital Requirements................................................ 34
         Environmental and Other Matters..................................... 34
         Market Risk......................................................... 34
         New Accounting Standards............................................ 36
         Factors that May Affect Future Results.............................. 36
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......... 41
Item 8.  Financial Statements and Supplementary Data......................... 41
Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................... 41
Item 9A. Controls and Procedures............................................. 41
Item 9B. Other Information................................................... 41

PART III
Item 10. Directors and Executive Officers of the Registrant.................. 42
Item 11. Executive Compensation.............................................. 42
Item 12. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................ 42
Item 13. Certain Relationships and Related Transactions...................... 42
Item 14. Principal Accountant Fees and Services.............................. 42

PART IV
Item 15. Exhibits and Financial Statement Schedules.......................... 43

SIGNATURES................................................................... 46

CONSOLIDATED FINANCIAL STATEMENTS............................................ 47

Page 1                                                     ALLETE 2004 Form 10-K

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM               TERM
--------------------------------------------------------------------------------

ADESA                                 ADESA, Inc.
AICPA                                 American Institute of Certified Public
                                        Accountants
ALLETE                                ALLETE, Inc.
ALLETE Properties                     ALLETE Properties, Inc.
APB                                   Accounting Principles Board
Aqua America                          Aqua America, Inc.
BNI Coal                              BNI Coal, Ltd.
Boswell                               Boswell Energy Center
CIP                                   Conservation Improvement Programs
Company                               ALLETE, Inc. and its subsidiaries
Constellation Energy Commodities      Constellation Energy Commodities Group,
                                        Inc.
DOC                                   Minnesota Department of Commerce
EITF                                  Emerging Issues Task Force
Enventis Telecom                      Enventis Telecom, Inc.
EPA                                   Environmental Protection Agency
ESOP                                  Employee Stock Ownership Plan
FASB                                  Financial Accounting Standards Board
FERC                                  Federal Energy Regulatory Commission
Florida Water                         Florida Water Services Corporation
Form 8-K                              ALLETE Current Report on Form 8-K
Form 10-K                             ALLETE Annual Report on Form 10-K
Form 10-Q                             ALLETE Quarterly Report on Form 10-Q
FPSC                                  Florida Public Service Commission
FSP                                   Financial Accounting Standards Board Staff
                                        Position
GAAP                                  Accounting Principles Generally Accepted
                                        in the United States
Hibbard                               Hibbard Energy Center
Invest Direct                         ALLETE's Direct Stock Purchase and
                                        Dividend Reinvestment Plan
IPO                                   Initial Public Offering
kWh                                   Kilowatthour(s)
kV                                    Kilovolt(s)
Laskin                                Laskin Energy Center
LSP-Kendall Energy                    LSP-Kendall Energy, LLC
MAPP                                  Mid-Continent Area Power Pool
MBtu                                  Million British thermal units
Minnesota Power                       An operating division of ALLETE, Inc.
Minnkota Power                        Minnkota Power Cooperative, Inc.
MISO                                  Midwest Independent Transmission System
                                        Operator, Inc.
Moody's                               Moody's Investors Service, Inc.
MPCA                                  Minnesota Pollution Control Agency
MPUC                                  Minnesota Public Utilities Commission
MW                                    Megawatt(s)
MWh                                   Megawatthour(s)
Note ___                              Note ___ to the consolidated financial
                                        statements in this Form 10-K
NPDES                                 National Pollutant Discharge Elimination
                                        System
NYSE                                  New York Stock Exchange
PSCW                                  Public Service Commission of Wisconsin
Rainy River Energy                    Rainy River Energy Corporation
SEC                                   Securities and Exchange Commission
SFAS                                  Statement of Financial Accounting
                                        Standards No.
Split Rock Energy                     Split Rock Energy LLC
Square Butte                          Square Butte Electric Cooperative
Standard & Poor's                     Standard & Poor's Ratings Services, a
                                        division of The McGraw-Hill Companies,
                                        Inc.
SWL&P                                 Superior Water, Light and Power Company
Taconite Harbor                       Taconite Harbor Energy Center
WDNR                                  Wisconsin Department of Natural Resources
WPPI                                  Wisconsin Public Power, Inc.

ALLETE 2004 Form 10-K                                                     Page 2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

 -       our ability to successfully implement our strategic objectives;
 - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the PSCW, and various local and county regulators, and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, real estate development, operation and construction of plant facilities, recovery of purchased power and capital investments, present or prospective wholesale and retail competition (including but not limited to transmission costs), and zoning and permitting of land held for resale;
 -       effects of restructuring initiatives in the electric industry;
 - economic and geographic factors, including political and economic risks;
 - changes in and compliance with environmental and safety laws and policies;
 -       weather conditions;
 -       natural disasters;
 -       war and acts of terrorism;
 -       wholesale power market conditions;
 -       population growth rates and demographic patterns;
 - the effects of competition, including competition for retail and wholesale customers;
 -       pricing and transportation of commodities;
 -       changes in tax rates or policies or in rates of inflation;
 -       unanticipated project delays or changes in project costs;
 -       unanticipated changes in operating expenses and capital expenditures;
 -       global and domestic economic conditions;
 -       capital market conditions;
 -       changes in interest rates and the performance of the financial markets;
 -       competition for economic expansion or development opportunities;
 -       our ability to manage expansion and integrate acquisitions; and
 - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7 under the heading "Factors that May Affect Future Results" beginning on page 36 of this Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in our 2004 Form 10-K and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

Page 3                                                     ALLETE 2004 Form 10-K

                                     PART I

ITEM 1.    BUSINESS

ALLETE has been incorporated under the laws of Minnesota since 1906. ALLETE's corporate headquarters are in Duluth, Minnesota. As of December 31, 2004, we had approximately 1,500 employees, 100 of which were part-time. Statistical information is presented as of December 31, 2004, unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated. References in this report to "we," "us" and "our" are to ALLETE and its subsidiaries, collectively.

ALLETE files annual, quarterly, and other reports and information with the SEC. You can read and copy any information filed by ALLETE with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including ALLETE. ALLETE also maintains an Internet site (www.allete.com) that contains documents as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ALLETE's operations are comprised of four business segments. REGULATED UTILITY includes retail and wholesale rate regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities. NONREGULATED ENERGY OPERATIONS includes nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) consisting primarily of generation from Taconite Harbor in northern Minnesota, and our coal mining activities in North Dakota. Nonregulated Energy Operations also includes generation secured through the Kendall County power purchase agreement, which is expected to be transferred in April 2005. (See Item 7 - Outlook.) REAL ESTATE includes our Florida real estate operations. OTHER includes our telecommunications activities, investments in emerging technologies, earnings on cash, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits, as well as legal and other outside service fees. Discontinued Operations includes our Automotive Services business that was spun off on September 20, 2004, our Water Services businesses, the majority of which were sold in 2003, and costs incurred by ALLETE associated with the spin-off of ADESA.

For a detailed discussion of results of operations and trends, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Notes 1 and 2.

YEAR ENDED DECEMBER 31                                                   2004              2003             2002
-------------------------------------------------------------------------------------------------------------------
Consolidated Operating Revenue - Millions                                $751              $692             $643
-------------------------------------------------------------------------------------------------------------------

Percentage of Consolidated Operating Revenue

     Regulated Utility
         Industrial
              Taconite Producers                                           23%               22%              23%
              Paper and Wood Products                                       9                 8               10
              Pipelines and Other Industries                                6                 6                6
-------------------------------------------------------------------------------------------------------------------

                  Total Industrial                                         38                36               39
         Residential                                                       10                10               11
         Commercial                                                        11                11               11
         Other Power Suppliers                                              5                 7                7
         Other Revenue                                                     10                10               10
-------------------------------------------------------------------------------------------------------------------

                  Total Regulated Utility                                  74                74               78

     Nonregulated Energy Operations                                        14                15               13

     Real Estate                                                            6                 6                5

     Other                                                                  6                 5                4
-------------------------------------------------------------------------------------------------------------------

                                                                          100%              100%             100%
-------------------------------------------------------------------------------------------------------------------


ALLETE 2004 Form 10-K                                                     Page 4

SPIN-OFF OF AUTOMOTIVE SERVICES. On September 20, 2004, the spin-off of Automotive Services was completed by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. Through a June 2004 IPO, our Automotive Services business, doing business as ADESA, Inc. (NYSE: KAR), issued 6.3 million shares of common stock. This represented 6.6% of ADESA's common stock outstanding. ALLETE owned the remaining 93.4% of ADESA until the spin-off was completed. (See Note 3.)

Discontinued operations included the operating results of our Automotive Services business until the spin-off. Automotive Services, which does business independently as ADESA, operates businesses that are integral parts of the vehicle redistribution industry in North America. Those businesses include used and salvage vehicle auctions and related services, and dealer financing. ADESA's SEC filings are available through the SEC's website at www.sec.gov.

SALE OF WATER PLANT ASSETS. In mid-2004, we completed the sales of our North Carolina water and wastewater assets, and our remaining 72 water and wastewater systems in Florida. In early 2005, we sold our wastewater services business in Georgia. The net cash proceeds from the sale of all water and wastewater assets in 2003 and 2004, after transaction costs, retirement of most Florida Water debt and payment of income taxes, were approximately $300 million. The transaction relating to the sale of 63 water and wastewater systems in Florida to Aqua America remains subject to regulatory approval by the FPSC. The approval process may result in an adjustment to the final purchase price, based on the FPSC's determination of plant investment for the systems. A decision is expected in late 2005.


REGULATED UTILITY

MINNESOTA POWER, an operating division of ALLETE, provides regulated utility electric service in a 26,000 square mile service territory in northeastern Minnesota. Minnesota Power supplies regulated utility electric service to 136,000 retail customers and wholesale electric service to 16 municipalities. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin. SWL&P has 14,000 electric customers, 12,000 natural gas customers and 10,000 water customers.

Minnesota Power had an annual net peak load of 1,498 MW on January 30, 2004. Our regulated power supply sources are listed below.

                                                                                                 FOR THE YEAR ENDED
REGULATED UTILITY                                    UNIT       YEAR         NET WINTER           DECEMBER 31, 2004
POWER SUPPLY                                          NO.     INSTALLED      CAPABILITY         ELECTRIC REQUIREMENTS
-------------------------------------------------------------------------------------------------------------------------
                                                                                 MW               MWH              %
Steam
    Coal-Fired
        Boswell Energy Center                          1        1958              69
        near Grand Rapids, MN                          2        1960              69
                                                       3        1973             350
                                                       4        1980             430
-------------------------------------------------------------------------------------------------------------------------

                                                                                 918           5,814,505         48.4%
-------------------------------------------------------------------------------------------------------------------------

        Laskin Energy Center                           1        1953              55
        in Hoyt Lakes, MN                              2        1953              55
-------------------------------------------------------------------------------------------------------------------------

                                                                                 110             626,478          5.2
-------------------------------------------------------------------------------------------------------------------------

    Purchased Steam
        Hibbard Energy Center in Duluth, MN          3 & 4   1949, 1951           46              69,521          0.6
-------------------------------------------------------------------------------------------------------------------------

             Total Steam                                                       1,074           6,510,504         54.2
-------------------------------------------------------------------------------------------------------------------------

Hydro
    Group consisting of ten stations in MN          Various                      115             454,713          3.8
-------------------------------------------------------------------------------------------------------------------------

Purchased Power
    Square Butte burns lignite coal near Center, ND                              322           2,005,776         16.7
    All Other - Net                                                                -           3,047,401         25.3
-------------------------------------------------------------------------------------------------------------------------

             Total Purchased Power                                               322           5,053,177         42.0
-------------------------------------------------------------------------------------------------------------------------

             Total                                                             1,511          12,018,394        100.0%
-------------------------------------------------------------------------------------------------------------------------

We have electric transmission and distribution lines of 500 kV (8 miles), 230 kV (606 miles), 161 kV (43 miles), 138 kV (66 miles), 115 kV (1,300 miles) and less than 115 kV (6,767 miles). We own and operate 184 substations with a total capacity of 8,868 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

Page 5                                                     ALLETE 2004 Form 10-K

We own offices and service buildings, an energy control center and repair shops, and lease offices and storerooms in various localities. Substantially all of our electric plant is subject to mortgages, which collateralize the outstanding first mortgage bonds of Minnesota Power and of SWL&P. Generally, we hold fee interest in our real properties subject only to the lien of the mortgages. Most of our electric lines are located on land not owned in fee, but are covered by appropriate easement rights or by necessary permits from governmental authorities. WPPI owns 20% of Boswell Unit 4. WPPI has the right to use our transmission line facilities to transport its share of Boswell generation. (See
Note 10.)

SPLIT ROCK ENERGY was a joint venture between Minnesota Power and Great River Energy. In March 2004, we terminated our ownership interest upon receipt of FERC approval.

ELECTRIC SALES

Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Regulatory Issues.)

REGULATED UTILITY ELECTRIC SALES
YEAR ENDED DECEMBER 31                               2004                      2003                       2002
------------------------------------------------------------------------------------------------------------------
MILLIONS OF KILOWATTHOURS
Retail and Municipals
     Residential                                     1,053                     1,065                      1,044
     Commercial                                      1,282                     1,286                      1,257
     Industrial                                      7,071                     6,558                      6,946
     Municipals and Other                              902                       921                        898
------------------------------------------------------------------------------------------------------------------

                                                    10,308                     9,830                     10,145
Other Power Suppliers                                  918                     1,314                        987
------------------------------------------------------------------------------------------------------------------

                                                    11,226                    11,144                     11,132
------------------------------------------------------------------------------------------------------------------

Minnesota Power has wholesale contracts with 16 municipal customers, SWL&P and Dahlberg Light & Power Company in rural Wisconsin. (See Regulatory Issues - Federal Energy Regulatory Commission.)

Approximately 60% of the ore consumed by integrated steel facilities in the United States originates from six taconite customers of Minnesota Power. Taconite, an iron-bearing rock of relatively low iron content that is abundantly available in Minnesota, is an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the ore-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Strong worldwide steel demand, driven largely by extensive infrastructure development in China, has resulted in very robust world iron ore and steel pricing and has consequently resulted in very high demand for iron ore and steel. This globalization of demand has positively impacted Minnesota taconite producers, which all produced near their rated capacities in 2004. Annual taconite production in Minnesota was 41 million tons in 2004 (35 million tons in 2003; 39 million tons in 2002). Recent consolidation activities, combined with the strong steel market, have placed the Minnesota taconite producers in a strong position. Cleveland-Cliffs Inc and U.S. Steel Corp. have each announced planned significant capital investments to either bring mothballed pellet production capacity back on line or to ensure existing capacity continues to operate with an investment in required pollution control equipment.

In addition to serving the taconite industry, Minnesota Power also serves a number of customers in the paper and pulp and wood products industry. In total, we serve four major paper and pulp mills directly and one paper mill indirectly by providing wholesale service to the retail provider of the mill. Minnesota Power also serves four wood products manufacturers.

After suffering through a consecutive number of down years since 2000, the North American paper industry rebounded in 2004. The reasons for the rebound included the decline of the dollar in comparison to the Euro, which resulted in fewer imports to the United States, a recovering economy and closing some capacity over the past several years. The past trend of the mills in Minnesota Power's service territory being acquired by new owners continued in 2004. In 2004, Boise Cascade sold its paper, wood products and timber holdings to Madison Dearborn Partners, including the International Falls paper mill which Minnesota Power serves, the former Potlatch-Brainerd/Missota Paper mill was acquired by Wausau-Mosinee Paper Corporation, and Potlatch's oriented strand board (plywood substitute) plants, including the Grand Rapids plant served by Minnesota Power, were purchased by Ainsworth Lumber Company Ltd. of Vancouver, Canada.

ALLETE 2004 Form 10-K                                                     Page 6

LARGE POWER CUSTOMER CONTRACTS. Minnesota Power has large power customer contracts with 12 customers (Large Power Customers), 11 of which require 10 MW or more of generating capacity and one of which requires 8 MW or more of generating capacity. Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. (See Minimum Revenue and Demand Under Contract table.) In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a biannual (power pool season) basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for at least a portion of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kilowatthour used that recovers the variable costs incurred in generating electricity. Six of the Large Power Customers have interruptible service for a portion of their needs, which provides a discounted demand rate and energy priced at Minnesota Power's incremental cost after serving all firm power obligations. Minnesota Power also provides incremental production service for customer demand levels above the contract take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power's cost. Incremental production service is interruptible. Contracts with 8 of the 12 Large Power Customers provide for deferral without interest of one-half of demand charge obligations incurred during the first three months of a strike or illegal walkout at a customer's facilities, with repayment required over the 12-month period following resolution of the work stoppage.

All contracts continue past the contract termination date, unless the required advance notice of cancellation has been given. The advance notice of cancellation varies from one to four years. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatthour sales to such customers. Large Power Customers are required to purchase all electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Regulatory Issues - Electric Rates.)

The MPUC  allows  Minnesota  Power to  require  taconite-producing  Large  Power
Customers to pay weekly for electric usage based on monthly energy usage estimates. A normal thirty-day billing cycle with a 15-day payment period left Minnesota Power greatly exposed to a significant revenue loss if the customer did not or could not make payment due to discontinued operations, or delayed making payment for electric service pending a Chapter 11 bankruptcy filing. The customers receive estimated bills based on Minnesota Power's prediction of the customer's energy usage, forecasted energy prices, and fuel clause adjustment estimates. Minnesota Power's five taconite-producing Large Power Customers have generally predictable energy usage on a week-to-week basis, which makes the variance between the estimated usage and actual usage small. Taconite-producing Large Power Customers subject to weekly billings receive interest on the money paid to Minnesota Power within the billing cycle.

MINIMUM REVENUE AND DEMAND UNDER CONTRACT                                 MINIMUM                          MONTHLY
AS OF FEBRUARY 1, 2005                                                ANNUAL REVENUE <F1>                 MEGAWATTS
----------------------------------------------------------------------------------------------------------------------

     2005                                                                  $69.1                             421
     2006                                                                  $39.4                             210
     2007                                                                  $32.5                             178
     2008                                                                  $25.8                             148
     2009                                                                   $5.8                              36
----------------------------------------------------------------------------------------------------------------------

<F1>  Based on past experience, we believe revenue from our Large Power Customers will be substantially in  excess  of the minimum contract amounts.

Page 7                                                     ALLETE 2004 Form 10-K

CONTRACT STATUS FOR MINNESOTA POWER LARGE POWER CUSTOMERS
AS OF FEBRUARY 1, 2005
                                                                                                             EARLIEST
CUSTOMER                                INDUSTRY         LOCATION                OWNERSHIP                   TERMINATION DATE
---------------------------------------------------------------------------------------------------------------------------------
Hibbing Taconite Co. <F1>, <F2>         Taconite         Hibbing, MN             62.3% International Steel   February 28, 2009
                                                                                    Group Inc.
                                                                                 23% Cleveland-Cliffs Inc
                                                                                 14.7% Stelco Inc.

Ispat Inland Mining Company <F1>, <F2>  Taconite         Virginia, MN            Ispat Inland Mining Company February 28, 2009

U.S. Steel Corp. (USS) Minntac <F1>     Taconite         Mt. Iron, MN            U.S. Steel Corp.            February 28, 2009

USS Keewatin Taconite <F1>              Taconite         Keewatin, MN            U.S. Steel Corp.            February 28, 2009

United Taconite LLC <F1>                Taconite         Eveleth, MN             70% Cleveland-Cliffs Inc    February 28, 2009
                                                                                 30% Laiwu Steel Group

UPM, Blandin Paper Mill                 Paper            Grand Rapids, MN        UPM-Kymmene Corporation     April 30, 2007

Boise White Paper, LLC                  Paper            International Falls, MN Madison Dearborn            December 31, 2008
Partnership

Sappi Cloquet LLC <F1>                  Paper            Cloquet, MN             Sappi Limited               February 28, 2009

Stora Enso North America,               Paper and Pulp   Duluth, MN              Stora Enso Oyj              April 30, 2009
    Duluth Paper Mill and
    Duluth Recycled Pulp Mill

USG Interiors, Inc. <F3>                Manufacturer     Cloquet, MN             USG Corporation             February 28, 2006

Enbridge Energy Company,                Pipeline         Deer River, MN          Enbridge Energy Company,    February 28, 2006
    Limited Partnership <F3>            Floodwood, MN                              Limited Partnership

Minnesota Pipeline Company <F3>         Pipeline         Staples, MN             60% Koch Pipeline Co. L.P.  February 28, 2006
                                                         Little Falls, MN        40% Marathon Ashland
                                                         Park Rapids, MN           Petroleum LLC
---------------------------------------------------------------------------------------------------------------------------------

<F1> The contract will terminate four years from  the date of written  notice from  either Minnesota  Power or  the  customer. No notice of contract cancellation  has been given by  either party. Thus, the  earliest date of  cancellation is  February 28,
     2009.
<F2> In 2004, Ispat International and International Steel Group (ISG) announced  a merger. At the same time, Ispat  International changed its name to Mittal  Steel  Company N.V. (Mittal Steel). The  merger of  Mittal Steel and  ISG is  anticipated to  be completed in the first quarter  of 2005. A successful merger  will result in Mittal Steel becoming the world's largest steel producer. Mittal Steel is  expected to become the owner of the Ispat Inland Mining Company and will be the majority  partner in Hibbing Taconite.
<F3> The contract will terminate one year  from  the  date of  written  notice from  either  Minnesota Power or  the customer. No notice of contract cancellation has been given by  either party. Thus,  the earliest  date of  cancellation is  February 28,
     2006.

PURCHASED POWER

Minnesota Power has contracts to purchase capacity and energy from various entities. The largest contract is with Square Butte. Under an agreement with Square Butte expiring at the end of 2026, Minnesota Power is currently entitled to approximately 71% (66% beginning in 2006; 60% in 2007) of the output of a 455-MW coal-fired generating unit located near Center, North Dakota. (See Note 11.)

FUEL

Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin coal field located in Montana. Coal consumption in 2004 for electric generation at Minnesota Power's coal-fired generating stations was about 5.1 million tons. As of December 31, 2004, Minnesota Power had a coal inventory of about 516,000 tons. Minnesota Power has three coal supply agreements with various expiration dates extending through 2009. Under these agreements, Minnesota Power has the tonnage flexibility to procure 70% to 100% of its total coal requirements. In 2005, Minnesota Power will obtain coal under these coal supply agreements and in the spot market. This diversity in coal supply options allows Minnesota Power to manage market price and supply risk and to take advantage of favorable spot market prices. Minnesota Power is exploring future coal supply options. We believe that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

In 2001, Minnesota Power and Burlington Northern and Santa Fe Railway Company (Burlington Northern) entered into a long-term agreement under which Burlington Northern transports all of Minnesota Power's coal by unit train from the Powder River Basin directly to Minnesota Power's generating facilities or to a designated interconnection point. Minnesota Power also has agreements with the Canadian National Railway and Midwest Energy Resources Company to transport coal from the Burlington Northern interconnection point to certain Minnesota Power facilities.

ALLETE 2004 Form 10-K                                                     Page 8

COAL DELIVERED TO MINNESOTA POWER
YEAR ENDED DECEMBER 31                               2004              2003             2002
-------------------------------------------------------------------------------------------------
Average Price per Ton                               $19.01            $20.02            $21.48
Average Price per MBtu                               $1.04             $1.12             $1.19
-------------------------------------------------------------------------------------------------

The Square Butte generating unit operated by Minnkota Power burns North Dakota lignite coal supplied by BNI Coal, in accordance with the terms of a contract expiring in 2027. Square Butte's cost of lignite burned in 2004 was approximately 74 cents per MBtu. The lignite acreage that has been dedicated to Square Butte by BNI Coal is located on lands essentially all of which are under private control and presently leased by BNI Coal. This lignite supply is sufficient to provide the fuel for the anticipated useful life of the generating unit.

REGULATORY ISSUES

We are exempt from regulation under the Public Utility Holding Company Act of 1935 (PUHCA), except as to Section 9(a)(2), which relates to acquisition of securities of public utility companies. Efforts to repeal PUHCA continue at the national level. We cannot predict the future of these legislative efforts.

We are subject to the jurisdiction of various regulatory authorities. The MPUC has regulatory authority over Minnesota Power's service area in Minnesota, retail rates, retail services, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, and certain accounting and record keeping practices. The PSCW has regulatory authority over the retail sales of electricity, water and gas by SWL&P. The MPUC, FERC and PSCW had regulatory authority over 56%, 7% and 7%, respectively, of our 2004 consolidated operating revenue.

ELECTRIC RATES. Minnesota Power has historically designed its electric service rates based on cost of service studies under which allocations are made to the various classes of customers. Nearly all retail sales include billing adjustment clauses, which adjust electric service rates for changes in the cost of fuel and purchased energy, and recovery of current and deferred CIP expenditures.

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

Minnesota Power has contracts with 16 Minnesota municipalities receiving wholesale electric service. One contract is for service through 2005 (8,000 MWh purchased in 2004) and one expires in 2006, while the other 14 are for service through at least 2007. In 2004, these municipal customers purchased 712,000 MWh from Minnesota Power. Minnesota Power also has a contract for wholesale service to Dahlberg Light & Power Company in Wisconsin. Dahlberg purchased 106,000 MWh in 2004.

Minnesota Power and SWL&P are members of the MISO. MISO was the first regional transmission organization (RTO) approved by FERC as meeting its Order No. 2000 criteria. Minnesota Power and SWL&P retain ownership of their respective transmission assets and control area functions, but their transmission network is under the regional operational control of the MISO, and they take and provide transmission service under the MISO open access transmission tariff. MISO continues its efforts to standardize rates, terms and conditions of transmission service over the broad region encompassing all or parts of 15 states and one Canadian province, and over 100,000 MW of generating capacity. MISO operations were phased in during the first half of 2002. In late 2003, MISO and PJM Interconnection LLC, a RTO serving all or parts of Pennsylvania, New Jersey, the District of Columbia, Maryland, Ohio, Virginia, West Virginia, Delaware, Illinois, Indiana and Kentucky, executed a joint operating agreement. The joint operating agreement, filed with the FERC, provides detailed information about each RTO's operations and establishes procedures to strengthen and coordinate reliability. MISO has continued to develop and implement its operations, focusing on enhancing transmission system reliability and its performance of independent market monitoring functions.

Page 9                                                     ALLETE 2004 Form 10-K

Under MISO Day 2, the method by which Minnesota Power transacts wholesale energy will change, with both Minnesota Power load and generation participating in MISO's day-ahead and real-time markets. Generation will also become subject to MISO economic dispatch authority. MISO Day 2 will start up on April 1, 2005. As a result of MISO Day 2 implementation, energy transactions to serve retail customers will be sourced by wholesale transactions with MISO as the counter party. Minnesota Power anticipates filing with the MPUC in February 2005 a petition to amend the fuel clause to accommodate costs and revenue related to MISO Day 2 market implementation. We are unable to predict the outcome of this pending matter.

On November 9, 2004, Minnesota Power and Rainy River Energy jointly filed their triennial market power analysis with FERC. This filing is a requirement for Minnesota Power and Rainy River Energy to maintain their market-based rate sales authority, and the two entities must prove that they lack the ability to exercise market power. Revised FERC screening methods generally result in failure to meet one of the screens by integrated utilities that are not participating in qualified RTOs. A mitigating factor that should allow the companies to maintain their market-based rate authority is their membership in MISO, and MISO's move to the Day 2 market (which includes a central energy market and FERC-approved market power monitoring and mitigation program) in April 2005.

Minnesota Power also participates in MAPP, a power pool operating in parts of eight states in the Upper Midwest and in two provinces in Canada. MAPP functions include a regional transmission committee and a generation reserve-sharing pool. Minnesota Power is also a member of the Midwest Reliability Organization that was established as a regional reliability council within the North American Electric Reliability Council on January 1, 2005.

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

As required by the MPUC, on December 23, 2004, Minnesota Power filed for approval of a Rider for Distributed Generation Services, along with a revised Rider for Standby Services, necessary to implement state law and the MPUC's order regarding the establishment of generic standards for utility tariffs for interconnection and operation of distributed generation facilities. Distributed generation is small-scale, customer-based generation. Minnesota Power's filing utilizes the statewide generic interconnection agreement format, while implementing a distributed generation rider that is particular to Minnesota Power's system for the costs of connecting distributed generation systems to Minnesota Power's distribution system.

In June 2003, the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. Minnesota Power's initial comments on the proposed scope and procedure of the investigation were filed in July 2003. In November 2003, the MPUC approved the initial scope and procedure of the investigation. The investigation will focus on whether the fuel clause continues to be an appropriate regulatory tool. The initial steps will be to review the clause's original purpose, structure and rationale (including its current operation and relevance in today's regulatory environment), and then address its ongoing appropriateness and other issues if the need for continued use of the fuel adjustment clause is shown. In April 2004, the DOC issued comments providing a wide array of alternatives, including closing the investigation as one option and eliminating the fuel clause as another. The MPUC has not taken action on any proposal and, as a result, we are unable to predict the outcome or impact of this proceeding at this time.

Minnesota requires investor-owned electric utilities to spend a minimum of 1.5% of gross annual retail electric revenue on CIP each year. These investments are recovered from retail customers through a billing adjustment and amounts included in retail base rates. The MPUC allows utilities to accumulate, in a deferred account for future recovery, all CIP expenditures, as well as a carrying charge on the deferred account balance. Minnesota Power's CIP investment goal was $3.1 million for 2004 ($2.9 million for 2003 and 2002), with actual spending of $3.1 million in 2004 ($5.0 million in 2003; $4.0 million in 2002). These amounts satisfied current spending requirements and all prior years' spending shortfalls.

In September 2004,  Minnesota Power filed our Integrated Resource Plan (Resource
Plan), which predicts that energy demand by customers in our service territory will increase at an average annual rate of 1.7% over the next decade. Growth of 20 MW to 30 MW per year primarily from residential and smaller commercial expansion and a positive outlook from Large Power Customers in northeastern Minnesota, such as taconite processing facilities and paper mills, is included in the Resource Plan. Minnesota Power will also realize a reduction in generating resource supply over the next three years, under the terms of a long-term energy supply contract with Square Butte. The combination of increased demand and reduced supply means Minnesota Power will need to secure additional capacity and energy to serve our customers in future years. In the Resource Plan, we provide several options designed to meet the predicted growing demand in the region. The options range from purchasing additional power to building new energy generation facilities. In January 2005, at the DOC's request, Minnesota Power filed a supplement to the main filing that described a "representative" resource plan for the DOC's analysis. This plan is considered preliminary according to the supplemental filing, since Minnesota Power is still in the process of gathering and analyzing information on potential resources for actual resource decision-making.

ALLETE 2004 Form 10-K                                                    Page 10

A Request for Proposal (RFP) to external bidders for additional supply was issued by Minnesota Power in October 2004. In December 2004, Minnesota Power received bids for renewable and non-renewable resources, as well as short- and long-term purchase offers. All RFP bids are being reviewed for completeness and compliance with our requirements. A simultaneous, though separate, analysis of Minnesota Power's self-build and turnkey plant options is also occurring to arrive at a refined list of those options. Once the RFP bids and self-build/turnkey options are screened to identify the best choices among them, a portfolio analysis process will occur, looking at combinations of supply alternatives to meet our forecasted resource need. We will continue to work with state regulators and other stakeholders over the next several months to further develop the Resource Plan and anticipate that the MPUC will formally consider the Resource Plan during 2005.

PUBLIC SERVICE COMMISSION OF WISCONSIN. SWL&P's current electric retail rates are based on a September 2001 PSCW retail rate order that allows for a 12.25% return on common equity and resulted in an average rate decrease of 3.4%.

In June 2004, SWL&P filed an application with the PSCW for authority to increase retail utility rates an average of 6.1%. This average increase is comprised of a 4.0% increase in electric rates, a 7.0% increase in gas rates and a 12.1% increase in water rates. The proposed increases are due to increased operating costs, primarily pension, insurance, gross receipts tax and parent company service costs. SWL&P is requesting a 12.25% return on common equity. Hearings took place in January 2005 and a final order is anticipated in the first half of 2005.

In December 2003, the PSCW unanimously approved the revised $420 million cost estimate for the Wausau-to-Duluth electric transmission line. Minnesota Power and transmission planners throughout the region believe the 220-mile, 345-kV transmission line is necessary. Minnesota Power has been actively involved in the permitting. Construction activities in Minnesota began in January 2004. Minnesota Power does not intend to finance or own the proposed line.

COMPETITION

INDUSTRY RESTRUCTURING. State efforts across the country to restructure the electric utility industry have slowed. Legislation or regulation that would allow retail customer choice of their electric service provider has not gained momentum in either Minnesota or Wisconsin.

At the national level, the FERC continues in its efforts to have companies join an RTO. FERC's sweeping Standard Market Design rulemaking, renamed Wholesale Market Platform, appears to have stalled, although FERC remains committed to implementing most of the rule in a more piecemeal fashion. Minnesota Power supports the creation of a robust wholesale electric market.

Potential federal energy legislation would seek to maintain reliability, increase investments in new transmission capacity and energy supply, and address wholesale price volatility, while encouraging wholesale competition. These types of provisions remain the subject of significant controversy. We cannot predict the timing or substance of any future legislation or regulation.

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


NONREGULATED ENERGY OPERATIONS

BNI COAL owns and operates a lignite mine in North Dakota. BNI Coal is the lowest-cost supplier of lignite in North Dakota, producing about 4 million tons annually. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal's production of lignite under cost-plus, fixed fee, coal supply agreements expiring in 2027. (See Fuel and Note 11.) The mining process disturbs and reclaims approximately 210 acres per year. The law requires that the reclaimed land be at least as productive as it was prior to mining. That means if the land we mine once grew crops, it must be able to do so again after reclamation. The cost to reclaim one acre of land averages about $15,000 and can run as high as $30,000. BNI Coal has the equipment necessary for the reclamation process. In September 2004, BNI Coal entered into a master lease agreement with Farm Credit Leasing Services Corporation (Farm Credit). Under this new agreement, BNI Coal leases a new dragline that went into operation in October 2004. BNI Coal is obligated to make lease payments totaling $2.8 million annually for the 23-year lease term, which expires in 2027. BNI Coal will have the option at the end of the lease term to renew the lease at a fair market rental, to purchase the dragline at fair market value, or to surrender the dragline to Farm Credit and pay a $3.0 million termination fee. With lignite reserves of an estimated 600 million tons combined with new dragline equipment, BNI Coal has ample capacity to expand production.

Page 11                                                    ALLETE 2004 Form 10-K

NONREGULATED GENERATION. Nonregulated generation is primarily non-rate base generation sold at market-based rates to the wholesale market. In addition, we have 18,600 acres of land acquired in 2001 at the time we purchased Taconite Harbor from LTV Steel Mining Co., which is available for sale. (See Regulated Utility - Federal Energy Regulatory Commission for MISO Day 2 discussion.)

TACONITE HARBOR. In 2002, we commenced operation of the Taconite Harbor generating facilities, which we purchased in 2001. The generation output is primarily being sold in the wholesale market and is sold in limited circumstances to Minnesota Power's utility customers.

KENDALL COUNTY. In 1999, Rainy River Energy entered into a 15-year power purchase agreement (Kendall County). The Kendall County agreement includes the purchase of the output of one entire unit (approximately 275 MW) of a four-unit (approximately 1,100 MW) natural gas-fired combined cycle generation facility located near Chicago, Illinois. Construction of the generation facility was completed in 2002. Rainy River Energy's obligation to pay fixed capacity related charges began May 1, 2002 and would end in September 2017, unless assigned as described below. We currently have 130 MW of long-term capacity and energy sales contracts for the Kendall County generation, with 50 MW expiring in April 2012 and 80 MW expiring in September 2017.

In December 2004, Rainy River Energy entered into an agreement to assign its Kendall County agreement to Constellation Energy Commodities. Under the terms of the agreement, Rainy River Energy will pay Constellation Energy Commodities $73 million in cash (approximately $47 million after taxes) to assume the Kendall County agreement. The proposed transaction is subject to the approvals of LSP-Kendall Energy, the owner of the energy generation facility, as well as of its project lenders and the FERC. Pending these approvals, the transaction is scheduled to close in April 2005. The long-term capacity and energy sales contracts will also be transferred to Constellation Energy Commodities at closing.

RAINY RIVER ENERGY is engaged in the acquisition and development of nonregulated generation and wholesale power marketing. Rainy River Energy is a party to the 15-year Kendall County agreement that is expected to be assigned in April 2005. (See Nonregulated Generation - Kendall County.)

RAINY RIVER ENERGY CORPORATION - WISCONSIN continues to study the feasibility of the construction of a natural gas-fired electric generating facility in Superior, Wisconsin. In accordance with the PSCW's final order approving the project, Rainy River Energy Corporation - Wisconsin undertook preliminary site preparation work in late 2003.

In 2004, we sold 1.5 million MWh of nonregulated generation (1.5 million in 2003; 1.2 million in 2002).

                                                   UNIT                  YEAR                YEAR              NET
NONREGULATED POWER SUPPLY                           NO.                INSTALLED           ACQUIRED        CAPABILITY
------------------------------------------------------------------------------------------------------------------------
                                                                                                               MW
Steam
     Coal-Fired
         Taconite Harbor Energy Center           1, 2 & 3          1957, 1957, 1967          2001              200
         in Taconite Harbor, MN

         Cloquet Energy Center                       5                   2001                2001              23
         in Cloquet, MN

         Rapids Energy Center <F1>                 6 & 7                 1980                2000              29
         in Grand Rapids, MN
------------------------------------------------------------------------------------------------------------------------

Hydro
     Conventional Run-of-River
         Rapids Energy Center <F1>                 4 & 5                 1917                2000               1
         in Grand Rapids, MN
------------------------------------------------------------------------------------------------------------------------

Power Purchase Agreement
     Kendall County (Rainy River Energy)             3                   2002                2002              275
     located southwest of Chicago, IL <F2>
------------------------------------------------------------------------------------------------------------------------

<F1> The net generation is primarily dedicated to the needs of one customer.
<F2> Expected to be transferred in April 2005.

ALLETE 2004 Form 10-K                                                    Page 12

REAL ESTATE

ALLETE Properties is our real estate business that has operated in Florida since 1991. ALLETE Properties acquires real estate portfolios and large land tracts at bulk prices, adds value through entitlements and/or infrastructure improvements, and resells the property over time to developers, end-users and investors. Management at ALLETE Properties uses their business relationships, understanding of real estate markets and expertise in the land development and sales processes to provide revenue and earnings growth opportunities to ALLETE.

ALLETE Properties is headquartered in Fort Myers, Florida, the location of its southwest Florida regional office. We also have a regional office in Palm Coast, Florida, which oversees northeast Florida operations.

Southwest Florida operations consist of land sales and third-party brokerage businesses, with limited land development activities. Inventory includes commercial and residential land located in Lehigh Acres and Cape Coral. The property represents the remaining properties acquired in 1991 from the
Resolution Trust Corporation and in 1999 from Avatar Properties, Inc. The operation also generates rental income from a 186,000 square foot retail shopping center located in Winter Haven, Florida. The center is anchored by Burdines-Macy's and Belk's department stores, along with Staples.

Northeast Florida operations focus on land sales and development activities. Development activities involve mainly zoning, permitting, platting and master infrastructure construction. Development costs are financed through a combination of community development districts, bank loans, and company funds. Our three major development projects include Town Center at Palm Coast, Palm Coast Park and Ormond Crossings.

Town Center at Palm Coast is a mixed-use, planned development with a neo-traditional downtown design. Surrounded by major arterial roads, including Interstate 95, the development was selected as the site for the City of Palm Coast's new city hall and is adjacent to the local hospital, county airport and high school. At build-out, the development is expected to include 2,950 residential units, 2.2 million square feet of commercial space, and 1.4 million square feet of office space. Actual build-out will depend on future market conditions. All major land use approvals for the project have been received. Platting, infrastructure construction and marketing efforts continue.

Palm Coast Park is a mixed-use, planned development located in northwest Palm Coast along U.S. Highway 1, one mile south of its intersection with Interstate 95, with major rail line access. At build-out, the project is expected to include 3,600 residential units, 1.6 million square feet of commercial space, 800,000 square feet of office space and 800,000 square feet of industrial use. Actual build-out will depend on future market conditions. In December 2004, we received development order approval for the project. Platting and infrastructure design are proceeding.

Ormond Crossings is a mixed-use, planned development located along Interstate 95, at its interchange with U.S. Highway 1, in northwest Ormond Beach. This property has three miles of frontage on the east and west sides of Interstate 95, is adjacent to the local airport and has access to a major railroad line. In 2004, the property was annexed into the City of Ormond Beach and land-use approvals are in progress. Once approvals are received, the project build-out mix can be estimated.

In addition to the major development projects, land inventories in Florida include 5,200 acres of property. Several smaller development projects are under way to plat these properties, and modify and enhance existing zonings.

Property sale prices may vary depending on location; parcel size; whether parcels are sold as raw land, partially developed land or individually developed lots; degree and status of entitlement; and whether the land is ultimately purchased for residential, commercial or other form of development.

ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $9.7 million at December 31, 2004, with maturities ranging up to ten years. Outstanding finance receivables accrue interest at market-based rates.

SUMMARY OF DEVELOPMENT PROJECTS                       TOTAL      RESIDENTIAL     COMMERCIAL       OFFICE        INDUSTRIAL
AT DECEMBER 31, 2004                    OWNERSHIP     ACRES <F1>    UNITS <F2>     SQ. FT. <F2>   SQ. FT. <F2>    SQ. FT. <F2>
--------------------------------------------------------------------------------------------------------------------------------
Town Center at Palm Coast                   80%        1,550        2,950        2,175,000       1,350,000             -
Palm Coast Park                            100%        4,705        3,600        1,600,000         800,000       800,000
Ormond Crossings <F3>                      100%        5,850            -                -               -             -
--------------------------------------------------------------------------------------------------------------------------------

                                                      12,105        6,550        3,775,000       2,150,000       800,000
--------------------------------------------------------------------------------------------------------------------------------

<F1>  Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest. Acreage amounts  may vary due to platting or surveying activity. Wetland amounts vary  by property and are often  not formally determined prior to sale.
<F2>  Estimated and  includes minority  interest. The actual  property breakdown  at full  build-out  may be  different than the estimates.
<F3>  Units and square footage have not been determined.

Page 13                                                    ALLETE 2004 Form 10-K

SUMMARY OF OTHER LAND INVENTORIES
AT DECEMBER 31, 2004                     OWNERSHIP      TOTAL    MIXED USE    RESIDENTIAL   COMMERCIAL   AGRICULTURAL
------------------------------------------------------------------------------------------------------------------------
ACRES <F1>

Palm Coast Holdings                          80%        3,099      2,040          513           291            255
Lehigh                                       80%        1,082        840          140            93              9
Cape Coral                                  100%          104          -            1           103              -
Other                                       100%          908          -            -             -            908
------------------------------------------------------------------------------------------------------------------------

                                                        5,193      2,880          654           487          1,172
------------------------------------------------------------------------------------------------------------------------

<F1>  Acreage amounts are approximate  and shown on a  gross  basis, including  wetlands and  minority interest. Acreage amounts may vary  due to  platting  or surveying  activity. Wetland  amounts vary  by  property and are often  not formally determined prior  to sale. The actual  property  breakdown  at full build-out may  be different  than the estimates.

REGULATION

A substantial portion of our development properties in Florida is subject to federal, state and local regulations, and restrictions that may impose significant costs or limitations on our ability to develop the properties. Much of our property is vacant land and some is located in areas where development may affect the natural habitats of various protected wildlife species or in sensitive environmental areas such as wetlands.

Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (Growth Management Act). In
addition,   development   projects  that  exceed  certain  specified  regulatory
thresholds  require  approval of a comprehensive  Development of Regional Impact
(DRI) application. The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. The DRI review process includes an evaluation of a project's impact on the environment, infrastructure and government services, and requires the involvement of numerous state and local environmental, zoning and community development agencies. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly.

COMPETITION

The real estate industry is very competitive. Our properties are located in Florida, which continues to attract competitive real estate operations at many different levels in the land development pipeline. Competitors include local and out of state institutional investors, real estate investment trusts and real estate operators, among others. These competitors, both public and private alike, compete with us in seeking real estate for acquisition, resources for development and sales to prospective buyers. Consequently, competitive market conditions may influence the timing and profitability of our real estate transactions.

ALLETE 2004 Form 10-K                                                    Page 14

OTHER

Our Other segment consists of our telecommunications business, investments in emerging technologies related to the electric utility industry, earnings on cash, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits, as well as legal and other outside service fees.

ENVENTIS  TELECOM  is  an  integrated  data  services  provider  offering  fiber
optic-based   communication   and  advanced  data  services  to  businesses  and
communities in the Upper Midwest. Enventis Telecom provides converged IP (or Internet Protocol) services that allow all communications (voice, video and data) to use the same fiber optic-based delivery technology. Enventis Telecom owns or has rights to approximately 1,600 route miles of fiber optic cable. These route miles contain multiple fibers that total approximately 47,000 fiber miles. We also have extensive local fiber optic rings that directly connect Enventis Telecom network with its larger clients (health care, government, education, etc.). Other local fiber rings connect Enventis Telecom's network to the local telephone company's central offices, from which locations Enventis Telecom can utilize the telephone company's connections to access our smaller clients. Enventis Telecom also owns optronic and data switching equipment that is used to "light up" the fiber optic cable. We serve customers from facilities that are primarily leased from third parties. Enventis Telecom has offices in Duluth, Rochester, Plymouth and Bloomington, Minnesota. Enventis Telecom has a strong business relationship with Cisco Systems, Inc. and is recognized by Cisco Systems as a Gold Partner. Enventis Telecom is a regional leader in deploying leading edge technologies such as Voice over Internet (VoIP) technology and IP Call Centers.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. Since 1985, we have invested in start-up companies, which are developing technologies that may be utilized by the electric utility industry. We are committed to invest an additional $4.5 million at various times through 2007 and do not have plans to make any additional investments. The investments were first made through emerging technology funds (Funds) initiated by other electric utilities and us. We have also made investments directly in privately-held companies.

Companies in the Funds' portfolios may complete IPOs, and the Funds may, in some instances, distribute publicly tradable shares to us. Some restrictions on sales may apply, including but not limited to underwriter lock-up periods that typically extend for 180 days following an IPO. As companies included in our emerging technology portfolio are sold, we will recognize a gain or loss.

We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. The total carrying value of our emerging technology portfolio was $13.6 million at December 31, 2004, down $23.9 million from December 31, 2003. The decline was primarily due to a change to the equity method of accounting for the venture capital funds (see Note 14) and impairments related to investments in privately-held companies. Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. In 2004, we recorded $6.5 million ($4.1 million after tax) of impairment losses primarily related to direct investments in certain privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development.


ENVIRONMENTAL MATTERS

Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We consider our businesses to be in substantial compliance with those environmental regulations currently applicable to their operations and believe all necessary permits to conduct such operations have been obtained. We anticipate that potential expenditures for environmental matters will be material in the future, due to stricter environmental requirements through legislation and/or rulemakings that are expected to require significant capital investments. We are unable to predict if and when any such stricter environmental requirements will be imposed and the impact they will have on the Company. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense unless recoverable in rates from customers.

AIR. CLEAN AIR ACT. Minnesota Power's generating facilities mainly burn low-sulfur western sub-bituminous coal and the Square Butte generating facility, located in North Dakota, burns lignite coal. All of these facilities are equipped with pollution control equipment such as scrubbers, baghouses or electrostatic precipitators. The federal Clean Air Act Amendments of 1990 (Clean Air Act) created emission allowances for sulfur dioxide. Each allowance is an authorization to emit one ton of sulfur dioxide, and each utility must have sufficient allowances to cover its annual emissions. Emission requirements are currently being met by all of Minnesota Power's generating facilities. Most Minnesota Power facilities

Page 15                                                    ALLETE 2004 Form 10-K
have surplus sulfur dioxide emission allowances. Taconite Harbor is meeting its sulfur dioxide emission allowance requirements by annually purchasing allowances, since it receives no allowance allocation. The Square Butte generating facility is meeting its sulfur dioxide emission allowance requirements through increased use of existing scrubbers.

In accordance with the Clean Air Act, the EPA has established nitrogen oxide limitations for electric generating units. To meet nitrogen oxide limitations, Minnesota Power installed advanced low-emission burner technology and associated control equipment to operate the Boswell and Laskin facilities at or below the compliance emission limits. Nitrogen oxide limitations at Taconite Harbor and Square Butte are being met by combustion tuning.

MERCURY EMISSIONS. In December 2000, the EPA announced its decision to regulate mercury emissions from coal and oil-fired power plants under Section 112 of the Clean Air Act. Section 112 will require all such power plants in the United States to adhere to the EPA maximum achievable control technology standards for mercury. The EPA issued a proposed rule in December 2003. Final regulations defining control requirements are planned for March 2005. The proposed rule offers two different types of regulation: (1) imposition of an annual average mercury emission limitation applied at each unit or facility average under
Section 112; and (2) imposition of a cap and trade program under Section 111, where an allocation of mercury credits would be assigned and utilities would need to provide for a combination of emission reductions and credit purchases to demonstrate compliance. The EPA has solicited comments about these approaches. In either approach, continuous monitoring of mercury stack emissions is required to be in service around 2008. Minnesota Power's preliminary estimates suggest that all of our affected facilities can be outfitted with continuous mercury emission monitors for under $2 million. Our unit mercury emissions tests indicate that all of our units are expected to comply with the proposed unit specific target emission rate without significant additional cost. Cost estimates about mercury cap and trade program impacts are premature at this time. The EPA is still reviewing comments about this proposed alternative program and associated final mercury credit allocations to units that have not yet been defined.

NEW SOURCE REVIEW RULES. In December 2002, the EPA issued changes to the existing New Source Review rules. These rules changed the procedures for MPCA review of projects at our electric generating facilities. In October 2003, the EPA announced changes clarifying the application of certain sections of the New Source Review rules. These changes are not expected to have a material impact on Minnesota Power. In December 2003, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of the October 2003 rule pending their further review, which is expected in 2006. Subsequently, the EPA has announced they are accepting further public comments on the proposed New Source Review rule revisions.

The EPA is pursuing an industry-wide investigation assessing compliance with the New Source Review and the New Source Performance Standards (emissions standards that apply to new and changed units) of the Clean Air Act at electric generating stations. There is also ongoing litigation involving the EPA and other electric utilities for alleged violations of these rules. It is expected that the outcome of some of the cases could provide the utility industry direction on this topic. We are unable to predict what actions, if any, may be required.

In June 2002, Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station, which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations, potentially resulting in new air permit operating conditions. Discussions with the EPA are ongoing and we are unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service. (See Note 11.)

WATER. The Federal Water Pollution Control Act requires National Pollutant Discharge Elimination System (NPDES) permits to be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. Minnesota Power has obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct its electric operations.

FERC LICENSES. Minnesota Power holds FERC licenses authorizing the ownership and operation of seven hydroelectric generating projects with a total generating capacity of about 115 MW. In June 1996, Minnesota Power filed in the U.S. Court of Appeals for the District of Columbia Circuit a petition for review of the license as issued by the FERC for Minnesota Power's St. Louis River Hydro Project. Separate petitions for review were also filed by the U.S. Department of the Interior and the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac
Band), two intervenors in the licensing proceedings. Beginning in 1996, and most recently in February 2005, Minnesota Power filed requests with the FERC for extensions of time to comply with certain plans and studies required by the license that might conflict with settlement discussions. The Fond du Lac Band, the U.S. Department of the Interior and Minnesota Power have reached a settlement agreement for the St. Louis River Hydro Project. This settlement must be approved by the FERC. Upon approval, the FERC would then amend the project license to reflect the conditions of the settlement agreement. Minnesota Power submitted an application for amendment of the FERC license, based upon the terms and conditions of the settlement agreement in November 2004. In addition to a one-time retroactive payment of approximately $600,000, the Company estimates that it will spend $100,000 to $250,000 per year for the use of tribal lands, to fund fishery and natural resource enhancements by the Fond du Lac Band and the Minnesota Department of Natural Resources, and to conduct a mercury study under the terms of the settlement.

ALLETE 2004 Form 10-K                                                    Page 16

CLEAN WATER ACT - AQUATIC ORGANISMS. In July 2004, the EPA issued Section 316(b) Phase II Rule of the Clean Water Act to ensure that the location, design, construction and capacity of cooling water intake structures at electric generating facilities reflect the best technology available to protect aquatic organisms from being killed or injured by impingement (being pinned against screens or other parts of a cooling water intake structure) or entrainment (being drawn into cooling water systems and subjected to thermal, physical or chemical stresses). It requires electric generating facilities that withdraw more than 50 million gallons of cooling water per day and that use 25% of withdrawn water for cooling purposes only to reduce fish impingement by 80% to 95% and fish entrainment by 60% to 90%. The new rule for fish impingement requirements apply to the Boswell, Laskin, Hibbard and Square Butte generating facilities. The impingement and entrainment requirements apply to Taconite Harbor because it is located on Lake Superior. The rule requires biological studies and engineering analyses to be performed within the 2005 to 2008 time frame. The estimated total cost of these studies for our facilities is expected to be in the range of $0.5 million to $1.0 million. If modifications and/or installation of intake structure technology (wedge-wire screens, fine mesh traveling screens, etc.) are needed, these capital costs are not expected to be incurred until 2009 to 2011. Due to the flexibility of compliance options and litigation activities related to the new rule, it is not possible to estimate the capital expenditures that may be required.

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

PCB INVENTORIES. In response to the EPA Region V's request for utilities to participate in the Great Lakes Initiative by voluntarily removing remaining polychlorinated biphenyl (PCB) inventories, Minnesota Power has scheduled replacement of PCB capacitor banks and PCB-contaminated oil by the end of 2005. The total cost is expected to be about $2 million, of which $1.5 million was spent through December 31, 2004.

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is under way. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation is to determine any impact to soil or ground water between the former MGP site and Superior Bay. The site work for this phase of the investigation was performed during October 2004, and the final report is expected to be sent to the WDNR during the first quarter of 2005. It is anticipated that additional site investigation will be needed during 2005. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to a regulatory prudency review. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and we continue to work with the insurer to determine the availability of insurance coverage.


EMPLOYEES

At December 31, 2004, ALLETE had 1,500 employees, of which 1,400 were full-time.

Minnesota Power, SWL&P and Enventis Telecom have 621 employees who are members of the International Brotherhood of Electrical Workers (IBEW), Local 31. A two-year labor agreement between Minnesota Power and Local 31, which includes Enventis Telecom, is in effect through January 31, 2006, as is the agreement with SWL&P. The agreements provided wage increases of 3.25% in each of the two contract years.

BNI Coal has 95 employees who are members of the IBEW Local 1593. BNI Coal and Local 1593 have a labor agreement, which expires on March 31, 2005. Negotiations are under way for a new contract.

Page 17                                                    ALLETE 2004 Form 10-K

                                         EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS                                                                               INITIAL EFFECTIVE DATE
--------------------------------------------------------------------------------------------------------------------------
DONALD J. SHIPPAR, Age 55
     President and Chief Executive Officer - ALLETE                                              January 21, 2004
     Executive Vice President - ALLETE and President - Minnesota Power                           May 13, 2003
     President and Chief Operating Officer - Minnesota Power                                     January 1, 2002

DEBORAH A. AMBERG, Age 39
     Vice President, General Counsel and Secretary                                               March 8, 2004

WARREN L. CANDY, Age 55
     Senior Vice President - Utility Operations                                                  February 1, 2004

LAURA A. HOLQUIST, Age 43
     President - ALLETE Properties                                                               September 6, 2001

DAVID J. MCMILLAN, Age 43
     Senior Vice President - Marketing and Public Affairs                                        October 2, 2003

MARK A. SCHOBER, Age 49
     Senior Vice President and Controller                                                        February 1, 2004
     Vice President and Controller                                                               April 18, 2001
     Controller                                                                                  March 1, 1993

DONALD W. STELLMAKER, Age 47
     Treasurer                                                                                   July 24, 2004

TIMOTHY J. THORP, Age 50
     Vice President - Investor Relations                                                         July 1, 2004
     Vice President - Investor Relations and Corporate Communications                            November 16, 2001

JAMES K. VIZANKO, Age 51
     Senior Vice President and Chief Financial Officer                                           July 24, 2004
     Senior Vice President, Chief Financial Officer and Treasurer                                January 21, 2004
     Vice President, Chief Financial Officer and Treasurer                                       August 28, 2001
     Vice President and Treasurer                                                                April 18, 2001
     Treasurer                                                                                   March 1, 1993

CLAUDIA SCOTT WELTY, Age 52
     Senior Vice President and Chief Administrative Officer                                      February 1, 2004

All of the executive officers have been employed by us for more than five years in executive or management positions. Prior to election to the positions shown above, the following executives held other positions with the Company during the past five years.

     MR. SHIPPAR was chief operating officer of Minnesota Power.
     MS. AMBERG was a senior attorney.
     MR. CANDY was a vice president of Minnesota Power.
     MS. HOLQUIST was senior vice president of MP Real Estate Holdings, Inc., and vice president and chief financial officer of Lehigh Acquisition Corporation.
     MR. MCMILLAN was senior vice president strategic accounts and governmental affairs, and a vice president of Minnesota Power.
     MR. STELLMAKER was director of financial planning, and manager of corporate finance, planning and budgets.
     MR. THORP was director of investor relations.
     MS. WELTY was vice president strategy and technology development.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed above extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 10, 2005.

ALLETE 2004 Form 10-K                                                    Page 18

ITEM 2.    PROPERTIES

Properties are included in the discussion of our business in Item 1 and are incorporated by reference herein.


ITEM 3.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of our business in Item 1 and are incorporated by reference herein.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Page 19                                                    ALLETE 2004 Form 10-K

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have paid dividends without interruption on our common stock since 1948. A quarterly dividend of $0.30 per share on our common stock will be paid on March 1, 2005 to the holders of record on February 15, 2005. Our common stock is listed on the New York Stock Exchange under the symbol ALE and our CUSIP number is 018522300 (formerly 018522102). Dividends paid per share, and the high and low prices for our common stock for the periods indicated as reported by the New York Stock Exchange on its NYSEnet website, are in the accompanying chart.

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. In 2004, we paid out 77% of our per share earnings in dividends.

Our Articles of Incorporation, and Mortgage and Deed of Trust contain provisions, which under certain circumstances would restrict the payment of common stock dividends. As of December 31, 2004, no retained earnings were restricted as a result of these provisions. At February 1, 2005, there were approximately 33,000 common stock shareholders of record.


                                                  2004                                            2003
                                 --------------------------------------------------------------------------------------------

                                        PRICE RANGE <F1>    DIVIDENDS                   PRICE RANGE <F1>       DIVIDENDS
     QUARTER                        HIGH          LOW         PAID <F2>             HIGH          LOW            PAID <F2>
-----------------------------------------------------------------------------------------------------------------------------
     First                         $35.52       $30.00      $0.8475                $24.05       $18.75          $0.8475
     Second                         36.71        31.62       0.8475                 26.70        20.50           0.8475
     Third                                                                          27.86        25.45           0.8475
       July 1 - Sept. 20            33.70        26.02       0.8475
       Sept. 21 - Sept. 30          32.54        30.76            -
     Fourth                         37.46        32.20       0.3000                 31.00        27.05           0.8475
-----------------------------------------------------------------------------------------------------------------------------

     Annual Total                                           $2.8425                                             $3.39
-----------------------------------------------------------------------------------------------------------------------------

<F1> Price ranges prior to September 21, 2004 are not comparable due to  the spin-off of Automotive Services on September 20,
     2004 (see Note 3) and do not reflect the one-for-three reverse stock split (see Note 9).
<F2> Adjusted for the September 20, 2004 one-for-three reverse stock split.

                                                                                    TOTAL NUMBER           MAXIMUM
                                                                                      OF SHARES           NUMBER OF
                                                                                    PURCHASED AS         SHARES THAT
                                                                                       PART OF           MAY YET BE
                                                   TOTAL                              PUBLICLY            PURCHASED
ALLETE COMMON STOCK REPURCHASES                  NUMBER OF           AVERAGE         ANNOUNCED            UNDER THE
FOR THE QUARTER ENDED                             SHARES           PRICE PAID         PLANS OR            PLANS OR
DECEMBER 31, 2004                              PURCHASED <F1>       PER SHARE         PROGRAMS            PROGRAMS
-----------------------------------------------------------------------------------------------------------------------
For the Calendar Month
     October                                        80,600           $33.65               -                   -
     November                                      669,578           $35.05               -                   -
     December                                      262,600           $35.93               -                   -
-----------------------------------------------------------------------------------------------------------------------

                                                 1,012,778           $35.16               -                   -
-----------------------------------------------------------------------------------------------------------------------

<F1> Reflected shares of ALLETE common stock repurchased pursuant to the  ALLETE Retirement Savings and Stock Ownership
     Plan in connection with the spin-offof ADESA. (See Note 17.)

ALLETE 2004 Form 10-K                                                    Page 20

ITEM 6.    SELECTED FINANCIAL DATA

Operating results of our Water Services businesses, our Automotive Services business, and our retail stores are included in discontinued operations, and accordingly, amounts have been adjusted for all periods presented. (See Note 3.) Common share and per share amounts have also been adjusted for all periods to reflect our September 20, 2004 one-for-three common stock reverse split.

                                                           2004           2003          2002          2001         2000
----------------------------------------------------------------------------------------------------------------------------
MILLIONS
BALANCE SHEET

Assets
     Current Assets                                      $  366.1        $  223.3     $  190.7      $  320.4     $  266.2
     Discontinued Operations - Current                        2.0           476.7        471.4         575.1        464.8
     Property, Plant and Equipment                          883.1           919.3        880.5         877.3        792.4
     Investments                                            124.5           175.7        170.9         155.4        116.5
     Other Assets                                            52.8            59.0         62.0          67.6         60.1
     Discontinued Operations - Other                          2.9         1,247.3      1,371.7       1,286.7      1,214.0
----------------------------------------------------------------------------------------------------------------------------

                                                         $1,431.4        $3,101.3     $3,147.2      $3,282.5     $2,914.0
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Current Liabilities                                 $   96.7        $  185.5     $  438.7      $  343.7     $  430.3
     Discontinued Operations - Current                       12.0           340.7        299.5         360.8        276.7
     Long-Term Debt                                         390.2           514.7        567.7         836.0        720.5
     Mandatorily Redeemable Preferred Securities                -               -         75.0          75.0         75.0
     Other Liabilities                                      302.0           305.4        296.4         274.8        261.4
     Discontinued Operations                                    -           294.8        237.5         248.4        249.3
     Shareholder's Equity                                   630.5         1,460.2      1,232.4       1,143.8        900.8
----------------------------------------------------------------------------------------------------------------------------

                                                         $1,431.4        $3,101.3     $3,147.2      $3,282.5     $2,914.0
----------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT

Operating Revenue
     Regulated Utility                                     $555.0          $510.0       $497.9        $535.0       $528.0
     Nonregulated Energy Operations                         106.8           106.6         84.7          50.4         49.0
     Real Estate                                             41.9            42.6         33.6          61.1         52.5
     Other                                                   47.7            33.1         26.8          23.7          2.4
----------------------------------------------------------------------------------------------------------------------------

                                                            751.4           692.3        643.0         670.2        631.9
----------------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Fuel and Purchased Power                               287.9           252.5        234.8         230.7        229.0
     Operating and Maintenance                              285.1           263.1        250.9         254.1        227.3
     Depreciation                                            49.7            51.2         48.9          46.2         46.7
     Taxes Other than Income                                 28.9            29.4         30.2          24.9         33.3
----------------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                           651.6           596.2        564.8         555.9        536.3
----------------------------------------------------------------------------------------------------------------------------

Operating Income from Continuing Operations                  99.8            96.1         78.2         114.3         95.6
----------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Interest Expense                                       (31.8)          (50.6)       (49.3)        (47.7)       (43.8)
     Other                                                  (12.1)            2.5          8.1          16.6         29.2
     Income from Investment in ACE Limited                      -               -            -             -         48.0
----------------------------------------------------------------------------------------------------------------------------

         Total Other Income (Expense)                       (43.9)          (48.1)       (41.2)        (31.1)        33.4
----------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
     Before Income Taxes                                     55.9            48.0         37.0          83.2        129.0

Income Tax Expense                                           16.8            18.2         12.3          29.1         42.0
----------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before
     Change in Accounting Principle                          39.1            29.8         24.7          54.1         87.0

Income from Discontinued Operations - Net of Tax             73.1           206.6        112.5          84.6         61.6

Change in Accounting Principle - Net of Tax <F1>             (7.8)              -            -             -            -
----------------------------------------------------------------------------------------------------------------------------

Net Income                                                  104.4           236.4        137.2         138.7        148.6

Preferred Dividends                                             -               -            -             -          0.9
----------------------------------------------------------------------------------------------------------------------------

Earnings Available for Common Stock                         104.4           236.4        137.2         138.7        147.7

Common Stock Dividends                                       79.7            93.2         89.2          81.8         74.5
----------------------------------------------------------------------------------------------------------------------------

Retained in Business                                       $ 24.7          $143.2        $48.0         $56.9        $73.2
----------------------------------------------------------------------------------------------------------------------------

<F1>  See Note 14.

Page 21                                                    ALLETE 2004 Form 10-K

                                                           2004         2003         2002         2001          2000
----------------------------------------------------------------------------------------------------------------------------
Shares Outstanding - Million
     Year-End                                               29.7         29.1         28.5         28.0         24.9
     Average <F1>
         Basic                                              28.3         27.6         27.0         25.3         23.3
         Diluted                                            28.4         27.8         27.2         25.5         23.4

Diluted Earnings (Loss) Per Share
     Continuing Operations                                 $1.37 <F2>   $1.08        $0.91 <F4>   $2.12 <F5>   $3.69 <F6>
     Discontinued Operations                                2.57         7.44 <F3>    4.13         3.32         2.63
     Change in Accounting Principle                        (0.27)           -            -            -            -
----------------------------------------------------------------------------------------------------------------------------

                                                           $3.67        $8.52        $5.04        $5.44        $6.32
----------------------------------------------------------------------------------------------------------------------------

Return on Common Equity                                     8.3%        17.7%        11.4%        13.3%        17.1%

Common Equity Ratio                                        61.7%        64.4%        51.7%        49.9%        46.3%

Dividends Paid Per Share                                 $2.8425        $3.39        $3.30        $3.21        $3.21

Dividend Payout                                              77%          40%          66%          59%          51%

Book Value Per Share at Year-End                          $21.23       $50.18       $43.24       $40.85       $36.18

Employees                                                  1,515       13,115       14,181       13,763       12,633

Net Income (Loss)
     Regulated Utility                                    $ 42.8       $ 37.9       $ 50.4       $ 49.4       $ 43.4
     Nonregulated Energy Operations                         (0.3)         3.7         (8.7) <F4>    0.7          1.3
     Real Estate                                            14.7         14.1         11.2         20.8 <F5>    12.9
     Other                                                 (18.1) <F2>  (25.9)       (28.2)       (16.8)        29.4 <F6>
----------------------------------------------------------------------------------------------------------------------------

     Continuing Operations                                  39.1         29.8         24.7         54.1         87.0
     Discontinued Operations                                73.1        206.6 <F3>   112.5         84.6         61.6
     Change in Accounting Principle                         (7.8)           -            -            -            -
----------------------------------------------------------------------------------------------------------------------------

                                                          $104.4       $236.4       $137.2       $138.7       $148.6
----------------------------------------------------------------------------------------------------------------------------

Average Electric Customers - Thousands                     150.1        148.2        146.8        145.7        144.0

Electric Sales - Millions of MWh
     Regulated Utility                                      11.2         11.1         11.1         10.9         11.7
     Nonregulated Energy Operations                          1.5          1.5          1.2          0.2          0.2
     Company Use and Losses                                  0.9          0.7          0.7          0.7          0.6
----------------------------------------------------------------------------------------------------------------------------

                                                            13.6         13.3         13.0         11.8         12.5
----------------------------------------------------------------------------------------------------------------------------

Power Supply - Millions of MWh
     Regulated Utility
         Steam Generation                                    6.5          7.1          7.2          6.9          6.4
         Hydro Generation                                    0.5          0.4          0.5          0.5          0.5
         Long-Term Purchases - Square Butte                  2.0          2.3          2.3          1.9          2.3
         Purchased Power                                     3.0          1.9          1.8          2.3          3.1
----------------------------------------------------------------------------------------------------------------------------

                                                            12.0         11.7         11.8         11.6         12.3
----------------------------------------------------------------------------------------------------------------------------

     Nonregulated Energy Operations
         Steam                                               1.2          1.2          0.8            -            -
         Hydro                                               0.1          0.1          0.1          0.2          0.2
         Purchased Power                                     0.3          0.3          0.3            -            -
----------------------------------------------------------------------------------------------------------------------------

                                                             1.6          1.6          1.2          0.2          0.2
----------------------------------------------------------------------------------------------------------------------------

                                                            13.6         13.3         13.0         11.8         12.5
----------------------------------------------------------------------------------------------------------------------------

Coal Sold - Millions of Tons                                 4.2          4.3          4.6          4.1          4.4

Capital Expenditures - Millions
     Continuing Operations                                 $63.0       $ 73.6       $ 86.6       $ 59.9       $ 64.1
     Discontinued Operations                                16.2         62.7        114.6         89.3        104.6
----------------------------------------------------------------------------------------------------------------------------

                                                           $79.2       $136.3       $201.2       $149.2       $168.7
----------------------------------------------------------------------------------------------------------------------------

<F1>  Excludes unallocated ESOP shares.
<F2>  Included a $10.9 million, or $0.38 per share, after-tax debt  prepayment cost incurred  as  part of ALLETE's financial restructuring in preparation for the spin-off of  ADESA and  an $11.5 million, or $0.41 per share, gain on the sale of
      ADESA shares related to ALLETE's Retirement Savings and Stock Ownership Plan.
<F3>  Included a $71.6 million, or $2.59 per share, gain on the sale of the Water Services businesses.
<F4>  Included a $5.5 million, or $0.20  per  share, charge  related to  the indefinite  delay of a  generation  project  in
      Superior, Wisconsin.
<F5>  Included an $11.1 million, or $0.45  per  share, gain  on  the  sale  of  the  Company's largest  single  real  estate transaction ever.
<F6>  Included a $30.4 million, or $1.32 per share, gain on the sale of 4.7 million shares of ACE Limited.

ALLETE 2004 Form 10-K                                                    Page 22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.


EXECUTIVE SUMMARY

ALLETE went through a significant transformation in 2004, and at the same time, performed exceptionally well. We are stronger as a result, and from what we have accomplished, we are poised for substantial earnings growth in 2005, excluding an anticipated one-time charge related to the Kendall County agreement. (See - Outlook.) Two significant strategic objectives were achieved--the spin-off of our Automotive Services business and the sale of our Water Services businesses.

On September 20, 2004, we spun off our Automotive Services business by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. In June 2004, our Automotive Services business, doing business as ADESA, Inc. (NYSE: KAR), completed an IPO through the issuance and sale of 6.3 million shares of its common stock. This represented 6.6% of ADESA's common stock outstanding. ALLETE owned the remaining 93.4% of ADESA until the spin-off was completed. (See Note 3.) ADESA's SEC filings are available through the SEC's website at www.sec.gov.

In mid-2004, we completed the sales of our North Carolina water and wastewater assets, and the remaining 72 water and wastewater systems in Florida. In early 2005, we sold our wastewater services business in Georgia. The net cash proceeds from the sale of all water and wastewater assets in 2003 and 2004, after transaction costs, retirement of most Florida Water debt and payment of income taxes, were approximately $300 million.

Using a combination of internally generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA, we repaid $183.1 million in outstanding debt in 2004 ($356.5 million of debt and $75 million of mandatorily redeemable preferred securities in 2003), which significantly strengthened our balance sheet and reduced interest expense in 2004. Our debt to total capital ratio was 38% at December 31, 2004.

Income from continuing operations represents the activities that are part of ALLETE subsequent to the spin-off of ADESA and the sale of our Water Services businesses. REGULATED UTILITY includes retail and wholesale rate-regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities. NONREGULATED ENERGY OPERATIONS includes nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) consisting primarily of generation from Taconite Harbor in northern Minnesota and generation secured through the Kendall County power purchase agreement. Nonregulated Energy Operations also includes our coal mining activities in North Dakota. REAL ESTATE includes our Florida real estate operations. OTHER includes our telecommunications activities, investments in emerging technologies, earnings on cash, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits, as well as legal and other outside service fees.

Income from continuing operations before the change in accounting principle was $39.1 million, or $1.37 per diluted share, for 2004 ($29.8 million, or $1.08 per diluted share, for 2003; $24.7 million, or $0.91 per diluted share, for 2002). Strong earnings in 2004 were attributed to increased sales to our industrial customers, as a result of their higher production levels, and a significant reduction in interest expense due to lower debt balances. The following significant factors impact the comparisons between years:

   - DEBT PREPAYMENT COST. In 2004, we incurred a $10.9 million, or $0.38 per share, after-tax debt prepayment cost as part of ALLETE's financial restructuring in preparation for the spin-off of ADESA.
   - GAIN ON ADESA SHARES. In 2004, we recognized an $11.5 million, or $0.41 per share, gain on the sale of ADESA shares related to our ESOP. (See
        Note 17.)
   - CHARGE. In 2002, Nonregulated Energy Operations incurred a $5.5 million, or $0.20 per share, after-tax charge related to the indefinite delay of a generation project in Superior, Wisconsin.

In total, net income and diluted earnings per share for 2004 decreased 56% and 57%, respectively, from 2003. The decrease was primarily attributable to reduced earnings from discontinued operations, which included both Water Services and Automotive Services. The decrease also reflected a $7.8 million non-cash after-tax charge for a change in accounting principle related to investments in our emerging technology portfolio. (See Note 14.) Gains recognized in 2003 on the sale of substantially all of our water and wastewater systems in Florida contributed to higher earnings in 2003, as did a full year of Automotive Services operations.

Page 23                                                    ALLETE 2004 Form 10-K

                                                                              2004             2003                2002
---------------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS

Operating Revenue
     Regulated Utility                                                       $555.0           $510.0              $497.9
     Nonregulated Energy Operations                                           106.8            106.6                84.7
     Real Estate                                                               41.9             42.6                33.6
     Other                                                                     47.7             33.1                26.8
---------------------------------------------------------------------------------------------------------------------------

                                                                             $751.4           $692.3              $643.0
---------------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Regulated Utility                                                       $468.2           $430.2              $403.7
     Nonregulated Energy Operations                                           107.6            100.8               100.6
     Real Estate                                                               16.5             18.2                15.5
     Other                                                                     59.3             47.0                45.0
---------------------------------------------------------------------------------------------------------------------------

                                                                             $651.6           $596.2              $564.8
---------------------------------------------------------------------------------------------------------------------------

Interest Expense
     Regulated Utility                                                        $18.5            $20.4               $20.6
     Nonregulated Energy Operations                                             1.5              1.8                 0.3
     Real Estate                                                                0.3              0.2                   -
     Other                                                                     11.5             28.2                28.4
---------------------------------------------------------------------------------------------------------------------------

                                                                              $31.8            $50.6               $49.3
---------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Regulated Utility                                                       $  0.1             $2.9                $7.7
     Nonregulated Energy Operations                                             0.6              1.9                 0.6
     Real Estate                                                                  -                -                   -
     Other                                                                    (12.8)            (2.3)               (0.2)
---------------------------------------------------------------------------------------------------------------------------

                                                                             $(12.1)            $2.5                $8.1
---------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
     Regulated Utility                                                       $ 42.8           $ 37.9              $ 50.4
     Nonregulated Energy Operations                                            (0.3)             3.7                (8.7)
     Real Estate                                                               14.7             14.1                11.2
     Other                                                                    (18.1)           (25.9)              (28.2)
---------------------------------------------------------------------------------------------------------------------------

     Continuing Operations                                                     39.1             29.8                24.7
     Discontinued Operations                                                   73.1            206.6               112.5
     Change in Accounting Principle                                            (7.8)               -                   -
----------------------------------------------------------------------------------------------------------------- ---------

                                                                             $104.4           $236.4              $137.2
---------------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock                                         28.4             27.8                27.2
---------------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                    $1.37            $1.08               $0.91
     Discontinued Operations                                                   2.57             7.44                4.13
     Change in Accounting Principle                                           (0.27)               -                   -
---------------------------------------------------------------------------------------------------------------------------

                                                                              $3.67            $8.52               $5.04
---------------------------------------------------------------------------------------------------------------------------

Return on Common Equity                                                        8.3%            17.7%               11.4%
---------------------------------------------------------------------------------------------------------------------------


ALLETE 2004 Form 10-K                                                    Page 24

                                                                             2004              2003              2002
-------------------------------------------------------------------------------------------------------------------------
MILLIONS
Kilowatthours Sold
     Regulated Utility
         Retail and Municipals
              Residential                                                    1,053             1,065             1,044
              Commercial                                                     1,282             1,286             1,257
              Industrial                                                     7,071             6,558             6,946
              Municipals                                                       823               842               820
              Other                                                             79                79                78
-------------------------------------------------------------------------------------------------------------------------

                                                                            10,308             9,830            10,145
         Other Power Suppliers                                                 918             1,314               987
-------------------------------------------------------------------------------------------------------------------------

                                                                            11,226            11,144            11,132
     Nonregulated Energy Operations                                          1,496             1,462             1,149
-------------------------------------------------------------------------------------------------------------------------

                                                                            12,722            12,606            12,281
-------------------------------------------------------------------------------------------------------------------------


NET INCOME

REGULATED UTILITY contributed net income of $42.8 million in 2004 ($37.9 million in 2003; $50.4 million in 2002). The 13% increase in 2004 net income from 2003 reflected an 8% increase in kilowatthour sales to our industrial customers. Higher expenses for pension, and increased costs associated with maintenance outages at Company generating facilities and a scheduled outage at the Square Butte generating facility, were partially offset by lower depreciation and interest expense. Overall, regulated utility kilowatthour sales in 2004 were similar to 2003 and 2002. In 2004, a 5% increase in sales to retail and municipal customers reduced the energy available for sale to other power suppliers. In addition, Regulated Utility net income in 2004 also reflected the absence of equity income from Split Rock Energy, a joint venture which we terminated in March 2004 ($1.7 million in 2003; $4.3 million in 2002). Equity income from Split Rock Energy in 2003 included a $2.3 million charge to exit the joint venture. In 2002, a $2.3 million one-time deferral of costs recoverable through the regulated utility fuel clause increased income.

NONREGULATED ENERGY OPERATIONS reported a $0.3 million net loss in 2004 (net income of $3.7 million in 2003; an $8.7 million net loss in 2002). The decrease in 2004 net income was primarily due to a reduction in net income at Taconite Harbor and a one-time cost to terminate a transmission contract related to the Kendall County power purchase agreement. Net income at Taconite Harbor in 2004 decreased, primarily due to costs associated with a scheduled maintenance outage in 2004 and increased costs for sulfur dioxide emission allowances. In addition, wholesale power prices were lower in 2004. Generation at Taconite Harbor first came online at various times during the first half of 2002. Wholesale power prices were higher in 2003 compared to 2002.

Generation secured through the Kendall County power purchase agreement began in May 2002. An after-tax loss of approximately $8 million, which included a $0.7 million cost to terminate a transmission contract, was recognized in 2004. In December 2004, we entered into an agreement to assign this power purchase agreement to Constellation Energy Commodities. (See Outlook.)

In 2002, a $5.5 million charge related to the indefinite delay of a generation project in Superior, Wisconsin, reduced income, while 2003 reflected a $0.5 million reduction in the 2002 charge related to that project.

REAL ESTATE contributed net income of $14.7 million in 2004 ($14.1 million in 2003; $11.2 million in 2002). A strong southwest Florida real estate market starting in the fall of 2003 and continuing into 2004 was the main reason for higher net income in 2004 and 2003, as well as an increase in the number and the profitability of real estate sales. The timing of the closing of real estate sales varies from period to period and impacts comparisons between years.

OTHER reflected a net loss of $18.1 million in 2004, down from a $25.9 million net loss in 2003 ($28.2 million net loss in 2002). A $9.8 million reduction in interest expense resulting from lower debt balances was the main reason for the improvement in 2004. Financial results for 2004 also included an $11.5 million gain on the sale of ADESA stock related to our ESOP (see Note 17), a $10.9 million debt prepayment cost associated with the retirement of long-term debt as a part of our financial restructuring in preparation for the spin-off of ADESA (see Note 8) and $4.1 million of impairment losses related to our emerging technologies portfolio. In addition, $1.6 million of equity losses on emerging technology funds were recognized in 2004. In 2003, we reported net losses on the sale of shares we held directly in publicly-traded, emerging technology investments. Financial results for 2002 included net gains on the sale of certain emerging technology investments and losses related to our trading securities portfolio, which was liquidated during the second half of 2002.

Page 25                                                    ALLETE 2004 Form 10-K

DISCONTINUED OPERATIONS includes our Automotive Services business that was spun off on September 20, 2004, our Water Services businesses, the majority of which were sold in 2003, costs incurred by ALLETE associated with the spin-off of ADESA, and our retail stores, which we exited in 2002.

Automotive Services contributed net income of $74.4 million in 2004 ($113.6 million in 2003; $88.2 million in 2002). Net income in 2004 was down $39.2 million from 2003, reflecting a 6.6% reduction in our ownership of ADESA since the June 2004 IPO and the absence of ADESA operations since the spin-off on September 20, 2004. Net income in 2004 was also down due to debt prepayment costs related to the early redemption of ADESA debt in August 2004, ALLETE's costs associated with the business separation, and additional corporate charges and separation expenses incurred by ADESA as it prepared to be a stand-alone, publicly-traded company. In addition, 2004 net income included $4.1 million of charges in connection with a lawsuit related to ADESA's vehicle import business. Net income in 2003 reflected strong vehicle sales, fee increases, the introduction and expansion of service offerings, lower interest expense due to lower debt balances at the time, gains on sale of property and strong receivable portfolio management at the floorplan financing business. Net income in 2003 also included a $1.3 million recovery from the settlement of a lawsuit associated with ADESA's vehicle transport business. Net income in 2002 included a $2.7 million exit charge related to ADESA's vehicle transport business.

Water Services financial results were a $1.3 million net loss in 2004 (net income of $93.0 million in 2003; net income of $25.5 million in 2002). Net income in 2004 decreased $94.3 million from 2003, primarily because 2003 included the sale of substantially all of our water and wastewater systems serving various counties and communities in Florida. A $71.6 million after-tax gain was recognized on the sale of these systems in 2003, net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets at the time. Gains in 2004 from the sale of our North Carolina assets and the remaining systems in Florida were offset by an adjustment to gains reported in 2003, resulting in an overall net loss of $0.5 million in 2004. The adjustment to gains reported in 2003 resulted primarily from an arbitration award in December 2004 relating to a gain-sharing provision on a system sold in 2003. Net income was also down from 2003, due to the absence of operations from water and wastewater systems sold. The majority of Florida systems were sold in the fourth quarter of 2003. North Carolina assets were sold in June 2004.

Financial results for 2002 included a $1.2 million loss related to our retail stores, primarily due to an exit charge.

CHANGE IN ACCOUNTING PRINCIPLE reflected the cumulative effect on prior years (to December 31, 2003) of changing to the equity method of accounting for investments in limited liability companies included in our emerging technology portfolio. (See Note 14.)


2004 COMPARED TO 2003

REGULATED UTILITY

     OPERATING REVENUE was up $45.0 million, or 9%, in 2004, primarily due to higher fuel clause recoveries resulting from increased purchased power costs (see operating expenses below) and increased retail sales. Overall, regulated utility kilowatthour sales were similar to 2003 (up 1%) as a 5% increase in sales to retail and municipal customers reduced the energy available for sale to other power suppliers. Much of the increase in retail and municipal electric sales was attributable to large industrial customers, due to their higher production levels in 2004. Outages at Company generating facilities and a scheduled maintenance outage at the Square Butte generating facility (see operating expenses) also contributed to less energy being available for sale to other power suppliers.

     OPERATING EXPENSES in total were up $38.0 million, or 9%, in 2004, primarily due to a $34.3 million increase in fuel and purchased power expense. Increased purchased power was necessitated by outages at Company generating facilities and the Square Butte generating facility. In February 2004, we experienced a generator failure at our 534-MW Boswell Unit 4. Unit 4 came back into service in June 2004. As a result of the failure, we replaced significant components of the generator at a capital cost of approximately $6 million. The majority of the replacement cost was covered by insurance, subject to a deductible of $1 million. We entered into power purchase agreements to replace the power lost during the Unit 4 outage. The cost of this additional power was recovered through the regulated utility fuel adjustment clause in Minnesota. While Unit 4 was down, some work originally planned for 2005 and 2006 was done during the outage to minimize future outages. This outage did not have a material impact on our results of operations. Two multi-week scheduled maintenance outages also took place at our 55-MW Laskin Unit 1 and at the Square Butte generating facility. Operating and maintenance expense was $3.2 million higher in 2004, primarily due to outages at our generating facilities. Our pro rata share of the Square Butte maintenance outage costs was approximately $5 million. In addition, 2004 reflected a $4.4 million increase in pension expense and a $1.7 million decrease in depreciation expense. In 2004, the MPUC approved longer depreciable lives for certain Company generating assets.

     INTEREST EXPENSE was down $1.9 million from 2003, due to lower debt balances in 2004.

ALLETE 2004 Form 10-K                                                    Page 26

     OTHER INCOME (EXPENSE) reflected $2.8 million less income in 2004, primarily due to the absence of equity in net income from Split Rock Energy. Minnesota Power withdrew from Split Rock Energy trading activities, effective November 1, 2003, and terminated the joint venture in March 2004.

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE in 2004 was similar to 2003 as a 2% increase in kilowatthour sales was offset by lower wholesale prices. Kilowatthour sales were up 8% at Taconite Harbor despite a fourth quarter 2004 scheduled maintenance outage, while kilowatthour sales at Kendall County were down 26% from 2003.

     OPERATING EXPENSES were up $6.8 million, or 7%, in 2004, due to $1.3 million of costs associated with a scheduled maintenance outage at Taconite Harbor, a $1.2 million transmission contract termination charge to exit the Kendall County agreement and a $0.9 million increase in costs for sulfur dioxide emission allowances. Expenses in 2003 reflected a $0.9 million reduction in costs accrued in 2002 related to the indefinite delay of a generation project in Superior, Wisconsin.

     OTHER INCOME (EXPENSE) reflected $1.3 million of less income in 2004. The decrease was attributable to a reduction in gains on prior Minnesota land sales due to an MPUC required land reevaluation.

REAL ESTATE

     OPERATING REVENUE was down $0.7 million, or 2%, in 2004. In 2004, we sold 1,479 acres and 211 lots for $35.8 million (1,394 acres and 265 lots for $36.0 million in 2003). At December 31, 2004, total land sales under contract were $71 million, of which $30 million were for properties in the Town Center development project at Palm Coast. Revenue in 2003 also included the recovery of a partially reserved receivable.

     OPERATING EXPENSES were down $1.7 million, or 9%, in 2004 because the cost of property sold in 2004 was lower than in 2003. Cost of sales in 2004 was $6.5 million ($7.9 million in 2003).

OTHER

     OPERATING  REVENUE  was up  $14.6  million,  or 44%,  in  2004,  reflecting
     increased  revenue  from  our  telecommunications   business  due  to  more
     equipment sales.

     OPERATING EXPENSES were up $12.3 million, or 26%, in 2004, mostly due to higher cost of goods sold associated with increased sales at our telecommunications business. Corporate charges were down $2.2 million ($12.6 million in 2004; $14.8 million in 2003). Lower corporate charges as a result of the spin-off of Automotive Services and an insurance refund partially offset higher incentive compensation and benefit costs, and expenses related to the reverse stock split.

     INTEREST EXPENSE (not specifically related to any one business segment) was down $16.8 million from 2003 ($11.2 million in 2004; $28.0 million in
     2003), primarily due to lower debt balances. We repaid $25 million of 6 1/4% First Mortgage Bonds in July 2003; $50 million of 7 3/4% First Mortgage Bonds in November 2003; $75 million of mandatorily redeemable preferred securities in December 2003; $3.5 million of Industrial Development Revenue Bonds in January 2004; and $125 million of 7.80% Senior Notes in July 2004. In addition, $111 million of Pollution Control Refunding Revenue Bonds were refinanced at a lower rate in August 2004 and a $250 million credit agreement entered into in July 2003 was paid off early ($197 million in 2003; $53 million in April 2004). A combination of internally-generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA were used to repay the debt.

     OTHER INCOME (EXPENSE) reflected $10.5 million of additional expense in 2004, primarily due to an $18.5 million debt prepayment cost related to the early redemption of $125 million in senior notes in 2004 and $6.5 million of impairment losses recorded related to our emerging technology investments. In addition, $1.7 million of equity losses on emerging technology funds were recognized in 2004. These decreases were partially offset by an $11.5 million gain on the sale of ADESA shares held in our ESOP. (See Note 17.) In 2003, we recognized $3.5 million of losses related to the sale of shares we held directly in publicly-traded emerging technology investments.

Page 27                                                    ALLETE 2004 Form 10-K

2003 COMPARED TO 2002

REGULATED UTILITY

     OPERATING REVENUE was up $12.1 million, or 2%, in 2003, mainly due to higher fuel clause recoveries and natural gas prices. Regulated utility kilowatthour sales were similar to 2002. Fuel clause recoveries increased, due to higher purchased power costs.

     OPERATING EXPENSES were up $26.5 million, or 7%, in 2003, primarily due to a $5.8 million increase in fuel and purchased power expense, a $4.4 million increase in natural gas expense and a $4.8 million increase in employee pension and benefit expenses. Higher purchased power costs resulted from both increased wholesale prices and quantities purchased. Planned maintenance outages at our generating stations and lower output from our hydro facilities as a result of drier weather necessitated higher quantities of purchased power in 2003. Natural gas expense was higher in 2003, due to increased prices. Expenses for pension and post-retirement health benefits increased, mainly due to lower discount rates and expected rates of return on plan assets. Operating expenses in 2002 included a $4 million one-time deferral of costs recoverable through the utility fuel adjustment clause.

     OTHER INCOME (EXPENSE) reflected $4.8 million less income in 2003, primarily due to less equity income from our joint venture in Split Rock Energy ($2.9 million in 2003; $7.3 million in 2002). Our 2003 equity in net income from Split Rock Energy reflected a $2.3 million charge accrued at the time we reached an agreement to withdraw from this joint venture.

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was up $21.9 million, or 26%, in 2003, primarily due to increased sales of nonregulated generation from our Taconite Harbor facility and improved wholesale power prices. Increased sales of nonregulated generation resulted from Taconite Harbor being available for a full 12 months in 2003. Taconite Harbor generation first came online at various times during the first half of 2002.

     OPERATING EXPENSES were up $0.2 million, or less than 1%, in 2003, mainly due to fuel and purchased power expenses for nonregulated generation that came online during the first half of 2002. Purchased power expense in 2003 included a full 12 months of demand charges related to the Kendall County power purchase agreement, while 2002 included only eight months. Operating expenses in 2002 included a $9.5 million charge related to the indefinite delay of the generation project in Superior, Wisconsin.

     INTEREST EXPENSE was up $1.5 million, predominantly due to more interest capitalized in 2002.

REAL ESTATE

     OPERATING REVENUE was up $9 million, or 27%, in 2003, as a result of more land sales. In 2003, we sold 1,394 acres and 265 lots for $36.0 million (641 acres and 1,425 lots for $29.9 million in 2002). Revenue in 2003 also included the recovery of a partially reserved receivable.

     OPERATING EXPENSES were up $2.7 million, or 17%, in 2003 because the cost of property sold in 2003 and selling expenses were higher than in 2002. Cost of sales in 2003 was $7.9 million ($6.8 million in 2002).

OTHER

     OPERATING REVENUE was up $6.3 million, or 24%, in 2003, reflecting increased revenue from our telecommunications business, due to more equipment sales.

     OPERATING EXPENSES were up $2.0 million, or 4%, in 2003, reflecting higher cost of goods sold associated with increased sales at our telecommunications business, partially offset by a $2.2 million decrease in corporate charges ($14.8 million in 2003; $17.0 million in 2002).

     INTEREST EXPENSE was down $0.2 million, or less than 1%, in 2003 and reflected interest expense not specifically related to any one business segment ($28.0 million in 2003; $28.2 million in 2002).

     OTHER INCOME (EXPENSE) reflected $2.1 million less income in 2003, primarily due to a $3.5 million loss related to the sale of shares the Company held directly in publicly-traded emerging technology investments. In 2002, we recognized a $3.3 million gain on the sale of certain emerging technology investments, which was more than offset by losses on our trading securities portfolio that was liquidated during the second half of 2002.

ALLETE 2004 Form 10-K                                                    Page 28

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

IMPAIRMENT OF LONG-LIVED ASSETS. We annually review our assets for impairment. SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," is the basis for these analyses. Judgments and uncertainties affecting the application of accounting for asset impairment include economic conditions affecting market valuations, changes in our business strategy, and changes in our forecast of future operating cash flows and earnings.

We account for our long-lived assets at depreciated historical cost. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We would recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Management judgment is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows. As of December 31, 2004, no write-downs were required.

PENSION AND POSTRETIREMENT HEALTH AND LIFE ACTUARIAL ASSUMPTIONS. We account for our pension and postretirement benefit obligations in accordance with the provisions of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These standards require the use of assumptions in determining the obligations and annual cost. An important actuarial assumption for pension and other postretirement benefit plans is the expected long-term rate of return on plan assets. In establishing this assumption, we consider the diversification and allocation of plan assets, the actual long-term historical performance for the type of securities invested in, the actual long-term historical performance of plan assets and the impact of current economic conditions, if any, on long-term historical returns. Our pension asset allocation is approximately 70% equity and 30% fixed-rate securities. Equity securities consist of a mix of market capitalization sizes and also include investments in real estate and venture capital. We currently use an expected long-term rate of return of 9% in our pension actuarial study. We annually review our expected long-term rate of return assumption and will adjust it to respond to any changing market conditions. A 1/2% decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1 million after tax; likewise, a 1/2% increase in the expected long-term rate of return would decrease the annual expense by approximately $1 million after tax. (See Note 16 for additional detail on our pension and postretirement health and life plans.)

VALUATION OF INVESTMENTS. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. These investments are included in Investments on our consolidated balance sheet. Our policy is to quarterly review these investments for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment and be recognized as a loss. In 2004, we recorded $6.5 million pretax of impairment losses on these investments ($0 in 2003; $1.5 million pretax in 2002).

PROVISION FOR ENVIRONMENTAL REMEDIATION. Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense. We do not currently anticipate that potential expenditures for environmental matters will be material; however, if we become subject to more stringent remediation at known sites, if we discover additional contamination or previously unknown sites, or if we become subject to related personal or property damage, we could incur material costs in connection with our environmental remediation.

TAXATION. We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations to estimate our obligations to taxing authorities. These tax obligations include income, real estate and use taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that we have taken. We must also assess our ability to generate capital gains to realize tax benefits associated with capital losses expected to be generated in future periods. Capital losses may be deducted only to the extent of capital gains realized during the year of the loss or during the three prior or five succeeding years. As of December 31, 2004, we have, where appropriate, recorded an allowance against our deferred tax assets associated with impairment losses, which will become capital losses when realized for income tax purposes. While we believe the resulting tax reserve balances as of December 31, 2004 reflect the most likely probable expected outcome of these tax matters in accordance with SFAS 5, "Accounting for Contingencies," and SFAS 109, "Accounting for Income Taxes," the ultimate outcome of such matters could result in additional adjustments to our consolidated financial statements and such adjustments could be material.

Page 29                                                    ALLETE 2004 Form 10-K

OUTLOOK

In the last 10 years, our average annual total shareholder return is 16%. Approximately 4% of this average was attributed to dividends. A $100 investment in ALLETE stock at the end of 1994 would have been worth $439 at the end of 2004, assuming reinvestment of dividends and shares received in the ADESA distribution were sold and reinvested in ALLETE. By comparison, the Standard & Poor's 500 Index averaged 12% for the same period, of which approximately 2% of the average was attributed to dividends. A $100 investment in the Standard & Poor's 500 Index at the end of 1994 would have been worth $312 at the end of 2004, assuming reinvestment of dividends.

Having completed the spin-off of our Automotive Services business and the sale of our Water Services businesses, our transformation in 2004 has made us a stronger company and positioned us for substantial growth in 2005.

2005 EARNINGS GUIDANCE. We expect ALLETE's earnings per share from continuing operations to grow by 45% to 50% in 2005. The growth is expected to come from continued strong real estate sales, lower interest expense and the transfer of the Kendall County purchased power agreement. The earnings expectation excludes an anticipated one-time charge related to the Kendall County agreement.

The ESOP has been using proceeds from the sale of ADESA stock to purchase ALLETE common stock on the open market. Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held and purchased by the ESOP will be treated as unearned ESOP shares and not considered as outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants. At December 31, 2004, the ESOP had purchased
1.0 million shares of ALLETE common stock and had $30.3 million of restricted cash. During January 2005, the ESOP purchased an additional 0.5 million shares of ALLETE common stock and had $8.9 million of restricted cash at January 31, 2005. (See Note 17.)

REGULATED UTILITY AND NONREGULATED ENERGY OPERATIONS. Over the next five years, we believe electric utilities will face three major issues: ongoing changes in regional transmission structure; the probable enactment of stricter environmental regulations; and possible federal legislation impacting the structure and organization of the electric utility industry. The FERC may consolidate transmission regions, which could impact states' transmission regulation rights and create a more standardized wholesale power market to oversee how transmission prices are determined. As part of this larger policy effort, MISO will launch day-ahead and real-time energy market operations on April 1, 2005. We are not yet able to predict the impact of the soon-to-be initiated MISO Day 2 market on the Company's operations. We have been diligently participating with MISO in market launch preparations and tests, and our systems and procedures for operating within the new market are in place. Stricter environmental requirements through legislation and/or rulemakings are expected to require significant capital investments in the 2008 to 2012 timeframe. The expenditures will relate to new emission controls on existing generating units. Congress is expected to take up energy legislation in 2005. Repeal of the Public Utility Holding Company Act (PUHCA) is likely to be one of the electric utility sector reforms addressed in the bill. PUHCA imposes geographic restrictions on large electric and gas utility operations and limits diversification into non-utility businesses. More electric industry consolidation could occur and new players could enter the industry if PUHCA is repealed.

We believe our Regulated Utility and Nonregulated Energy Operations businesses are well positioned to successfully deal with the issues we have described and to compete successfully. Our access to and ownership of low-cost power are our greatest strengths. We anticipate securing additional competitive resources for our forecasted load growth. We anticipate that we will have ready access to sufficient capital for general business purposes. We believe electric industry deregulation is unlikely in Minnesota or Wisconsin in the next five years.

REGULATED UTILITY STRATEGY. We will leverage the strengths of our Regulated Utility business to improve the Company's strategic and financial outlook. In addition, we will evaluate growth opportunities through merger, acquisition or asset additions in our region.

RESOURCE PLAN. In 2004, we filed an integrated resource plan (Resource Plan) with the MPUC, detailing our retail energy demand projections and our energy sourcing options to meet the projected demand over the next 15 years. In the Resource Plan, we predict that retail demand by customers in our service territory will increase at an average annual rate of 1.7% to 2019. The Resource Plan forecasts growth of 20 MW to 30 MW per year, primarily from residential and smaller commercial expansion, and a positive outlook from Large Power Customers in northeastern Minnesota, such as taconite processing facilities and paper mills. We expect to realize a reduction in generating resource supply over the next few years under the terms of our long-term energy supply contract with Square Butte. The combination of increased demands and reduced supply means we will need to secure additional base load energy to serve our customers in future years.

The Resource Plan sets forth several options designed to meet our predicted retail base load demand growth. Options range from purchasing additional power to building new base load energy generation facilities. We will further analyze portfolio alternatives for meeting our forecast and work with state regulators and other stakeholders over the next several months to further develop the Resource Plan. We anticipate that the MPUC will formally consider the Resource Plan during 2005.

ALLETE 2004 Form 10-K                                                    Page 30

RATE CASE. In other regulatory activity, SWL&P filed a request with the PSCW in 2004 to increase retail rates. A ruling is anticipated during the first half of 2005. Minnesota Power does not expect to file a request to increase rates for its retail utility operations during 2005. We will, however, continue to monitor the costs of serving our retail customers and evaluate the need for a rate filing in the future.

INDUSTRIAL CUSTOMERS. Approximately 50% of our regulated utility electric sales is made to taconite producers, paper producers and oil pipeline operators. During 2004, the multi-year domestic integrated-steel industry consolidation began to reach operating fruition. Combined with improving markets, a consolidated steel industry should continue to stabilize and potentially even increase the demand for taconite as a raw material in steel production. Based on our research of the taconite industry, Minnesota taconite production for 2005 is again anticipated to be about 41 million tons (41 million tons in 2004; 35 million tons in 2003; 39 million tons in 2002). Although the current taconite pellet market looks strong, the taconite industry is cyclical and subject to several factors, which could dramatically change this forecast. In the event of a significant change in the taconite markets, we expect that any excess energy not used by our retail customers will be marketed primarily to the regional wholesale market. Paper prices have also improved and we anticipate a more profitable outlook for the domestic paper industry over the next few years.

Since 2001, Mesabi Nugget, owned by Kobe Steel, Ltd., Cleveland-Cliffs Inc and Steel Dynamics, Inc., has been testing the technology of converting taconite into pig iron at a pilot plant in Silver Bay, Minnesota. Environmental permitting on a full-scale production plant in northeast Minnesota is under way and such plant would be a significant energy user. In 2004, UPM-Kymmene, a Large Power Customer, began a year-long economic and environmental study to assess the feasibility of expanding its Blandin Paper mill in Grand Rapids, Minnesota. A new paper machine would require an additional 100 MW of electricity by 2008. The addition of these two potential major industrial energy users in northern Minnesota is positive for the Company, as well as the communities we serve.

Our strong relationships with industrial customers are unique in the electric industry and enable us to work closely with them to help ensure their success. We continue to maintain these relationships with this group of customers to help retain a solid industrial base in our region. We continue to make investments to maintain and improve the integrity of our generating, transmission and distribution assets, and maintain environmental compliance.

FUEL CLAUSE. In 2003, the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. The initial steps of the investigation were to review the clause's original purpose, structure and rationale (including its current operation and relevance in today's regulatory environment), and then address its ongoing appropriateness and other issues if the need for continued use of the fuel adjustment clause is shown. The MPUC has not taken action on any proposal and, as a result, we are unable to predict the outcome or impact of this proceeding at this time.

KENDALL COUNTY. To eliminate ongoing losses from capacity charges for generation secured through the Kendall County power purchase agreement, in December 2004, we entered into an agreement to assign this power purchase agreement to Constellation Energy Commodities. Under the terms of the agreement, we will pay Constellation Energy Commodities $73 million in cash (approximately $47 million after taxes) to assume the power purchase agreement, which is in effect through mid-September 2017. The proposed transaction is subject to the approvals of LSP-Kendall Energy, as well as of its project lenders and the FERC. Pending these approvals, the transaction is scheduled to close in April 2005. We currently have approximately 130 MW of long-term capacity sales contracts for the Kendall County generation, which will also be transferred to Constellation Energy Commodities at closing.

TACONITE HARBOR. A majority of the output from our Taconite Harbor generating unit is sold under long-term wholesale contracts through mid-2010. Remaining Taconite Harbor energy is sold on a shorter-term basis into the wholesale market.

NONREGULATED ENERGY OPERATIONS STRATEGY. Following the anticipated disposition of the Kendall County contractual position in April 2005, this business segment will be composed of generating assets in northeastern Minnesota and BNI Coal in North Dakota. Our strategy is to enhance the profitability of these operations where possible and seek growth opportunities in close geographic proximity to existing operations in Minnesota, North Dakota and Wisconsin.

REAL ESTATE. With an inventory of land in desirable Florida locations, ALLETE Properties is poised for a growing and consistent contribution to earnings and cash flow. A large portion of our real estate inventory is located in Florida's Flagler and Volusia Counties, an area with one of the fastest growing populations in the United States. We expect this population growth to continue, which will increase the demand for real estate in the area.

We have three major planned developments under way. They are Town Center at Palm Coast, which will be a new downtown for Palm Coast, Palm Coast Park, located in northwest Palm Coast, and Ormond Crossings, located in Ormond Beach along Interstate 95. As property within these developments is made available for sale, we expect that these projects will contribute a significant amount of net income for our real estate business. Other ongoing land sales and rental income at the retail shopping center in Winter Haven provide additional revenue.

Page 31                                                    ALLETE 2004 Form 10-K

ALLETE Properties plans to maximize the value of the property it currently owns through entitlement and infrastructure improvements, and then sell it at market prices. In addition to managing its current real estate inventory, ALLETE Properties will focus on identifying, acquiring and entitling vacant land in the coastal southeast United States.

OTHER. We have the potential to recognize gains or losses on the sale of investments in our emerging technology portfolio. We plan to sell investments in our emerging technology portfolio as shares are distributed to us. Some restrictions on sales may apply, including but not limited to underwriter lock-up periods that typically extend for 180 days following an initial public offering. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.5 million at December 31, 2004 and is expected to be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

DIVERSIFICATION. We have a long history of both acquiring and selling companies in a variety of industries, and these activities have contributed significantly to overall financial results. We will seek to diversify our earnings stream to mitigate potential downside exposure to industrial customers in our Regulated Utility business and to provide additional earnings growth.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing our businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

We believe our financial condition is strong, as evidenced by cash and cash equivalents of $194.1 million and a debt to total capital ratio of 38% at December 31, 2004. We continued to generate strong cash flow from operating activities, which amounted to $62.3 million in 2004, excluding discontinued operations ($118.0 million in 2003; $226.5 million in 2002). Cash from operating activities was lower in 2004, due to a $6.7 million outstanding receivable from American Transmission Company for work on the Duluth-to-Wausau transmission line. This receivable was paid in January 2005. Cash from operating activities in 2003 included the receipt of a $20.9 million outstanding receivable in 2002 related to a turbine generator sold following the indefinite delay of a generation project in Superior, Wisconsin. Cash from operating activities in 2002 included proceeds from the liquidation of our trading securities portfolio; the proceeds were used to pay down short-term debt.

Cash from investing activities, excluding discontinued operations, was higher in 2004, primarily due to $12.0 million received from Split Rock Energy upon termination of the joint venture and lower additions to property, plant and equipment, which vary from year to year depending on special projects. Additions to property, plant and equipment in 2003 included expenses related to BNI Coal's dragline project; 2002 included expenses related to a generation project in Superior, Wisconsin.

Cash for financing activities, excluding discontinued operations, reflected significant debt repayment in all periods presented ($183.1 million in 2004; $431.5 million in 2003; $171.5 million in 2002). A combination of internally-generated funds, proceeds from the sale of our Water Services assets in 2003 and 2004, and proceeds received from ADESA in 2004 were used to repay the debt in 2003 and 2004. See Note 8 for additional detail on debt repaid. The reduction in 2002 debt was primarily the repayment of commercial paper with proceeds from the liquidation of our trading securities portfolio.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Approximately 1 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $111.5 million, the majority of which expire in December 2007. These bank lines of credit provide credit support for our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

Our lines of credit and long-term debt agreements contain various financial covenants. The most restrictive of these covenants are discussed in Note 8.

ALLETE 2004 Form 10-K                                                    Page 32

SECURITIES

In March 2001, ALLETE, ALLETE Capital II and ALLETE Capital III, jointly filed a registration statement with the SEC, pursuant to Rule 415 under the Securities Act of 1933. The registration statement, which has been declared effective by the SEC, relates to the possible issuance of a remaining aggregate amount of $387 million of securities, which may include ALLETE common stock, first mortgage bonds and other debt securities, and ALLETE Capital II and ALLETE Capital III preferred trust securities. ALLETE also previously filed a registration statement, which has been declared effective by the SEC, relating to the possible issuance of $25 million of first mortgage bonds and other debt securities. We may sell all or a portion of the remaining registered securities if warranted by market conditions and our capital requirements. Any offer and sale of the above mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are discussed in Note 11.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on our consolidated balance sheet, plus interest. The following table assumes the interest rate in effect at December 31, 2004 remains constant through remaining term.

Unconditional purchase obligations represent our Square Butte and Kendall County power purchase agreements, and minimum purchase commitments under coal and rail contracts.

Under our power purchase agreement with Square Butte that extends through 2026, we are obligated to pay our pro rata share of Square Butte's costs based on our entitlement to the output of Square Butte's 455 MW coal-fired generating unit near Center, North Dakota. Our payment obligation is suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. The table below reflects our share of future debt service based on our output entitlement of approximately 71% in 2005, 66% in 2006 and 60% thereafter. Upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce our entitlement by approximately 5% annually, to a minimum of 50%. (See
Note 11.)

Under the Kendall County agreement, we pay a fixed capacity charge for the right, but not the obligation, to utilize one 275 MW generating unit near Chicago, Illinois. We are responsible for arranging the natural gas fuel supply and are entitled to the electricity produced. In December 2004, we entered into an agreement to assign this power purchase agreement to Constellation Energy Commodities. Pending certain approvals, the proposed transaction is scheduled to close in April 2005. The following table assumes the fixed capacity charge ends April 1, 2005. (See Note 11.)

                                                                       PAYMENTS DUE BY PERIOD
                                             --------------------------------------------------------------------------
                                                            LESS THAN        1 TO 3         4 TO 5            AFTER
CONTRACTUAL OBLIGATIONS                        TOTAL         1 YEAR           YEARS          YEARS           5 YEARS
-----------------------------------------------------------------------------------------------------------------------
MILLIONS
Long-Term Debt                               $  593.7         $24.1          $229.2          $34.3            $306.1
Capital Lease Obligations                           -             -               -              -                 -
Operating Lease Obligations                      76.2           6.3            16.5            8.6              44.8
Unconditional Purchase Obligations              434.9          55.4            79.4           37.0             263.1
-----------------------------------------------------------------------------------------------------------------------

                                             $1,104.8         $85.8          $325.1          $79.9            $614.0
-----------------------------------------------------------------------------------------------------------------------

In 2005, we expect to contribute approximately $6 million to our postretirement health and life plans. We are not required to make any contributions to our defined benefit pension plans in 2005. We are unable to predict contribution levels after 2005.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through the minority investments in venture capital funds and privately-held, start-up companies. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.5 million at December 31, 2004 ($4.8 million at December 31, 2003) and is expected to be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

Page 33                                                    ALLETE 2004 Form 10-K

CREDIT RATINGS

Our securities have been rated by Standard & Poor's and by Moody's. Rating agencies use both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective. The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CREDIT RATINGS                                                            STANDARD & POOR'S                MOODY'S
---------------------------------------------------------------------------------------------------------------------
Issuer Credit Rating                                                            BBB+                        Baa2
Commercial Paper                                                                 A-2                         P-2
Senior Secured
         First Mortgage Bonds                                                     A                         Baa1
         Pollution Control Bonds                                                  A                         Baa1
Unsecured Debt
         Collier County Industrial Development Revenue Bonds                     BBB                          -
---------------------------------------------------------------------------------------------------------------------

PAYOUT RATIO

In 2004, we paid out 77% (40% in 2003; 66% in 2002) of our per share earnings in dividends.


CAPITAL REQUIREMENTS

CONTINUING OPERATIONS. Capital expenditures for 2004 totaled $63.0 million ($73.6 million in 2003; $86.6 million in 2002). Expenditures for 2004 included $41.7 million for Regulated Utility, $15.7 million for Nonregulated Energy
Operations and $5.6 million for Other, which consisted of $5.2 million for our telecommunications business and $0.4 million for general corporate purposes. Except for BNI Coal's new dragline, which was funded with an operating lease, internally-generated funds were the source of funding for these expenditures.

Capital expenditures are expected to be $61 million in 2005 and total about $500 million for 2006 through 2009. The 2005 amount includes $48 million for system component replacement and upgrades within Regulated Utility, $11 million for system component replacement and upgrades, and coal handling equipment within Nonregulated Energy Operations and $2 million for telecommunication fiber within Other. We expect to use internally-generated funds to fund all capital expenditures. Although the regulations have not yet been finalized, we believe that approximately half of the estimated expenditures for 2006 through 2009 may be necessary for environmental upgrades at our generation facilities.

DISCONTINUED OPERATIONS. Capital expenditures for discontinued operations for 2004 totaled $16.2 million ($62.7 million in 2003; $114.6 million in 2002).
Expenditures for 2004 included $13.1 million for Automotive Services capital expenditures incurred prior to the September 2004 spin-off and $3.1 million to maintain our remaining Water Services businesses while they were in the process of being sold.


ENVIRONMENTAL AND OTHER MATTERS

As previously mentioned in our Critical Accounting Policies section, our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We anticipate that potential expenditures for environmental matters will be material in the future, due to stricter environmental requirements through legislation and/or rulemakings that are expected to require significant capital investments. We are unable to predict the outcome of the issues discussed in Note 11.


MARKET RISK

SECURITIES INVESTMENTS

Our securities investments include certain securities held for an indefinite period of time, which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings.

ALLETE 2004 Form 10-K                                                    Page 34

At December 31, 2004, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $30.2 million at December 31, 2004 ($25.5 million at December 31, 2003) and a total unrealized after-tax gain of $1.5 million at December 31, 2004 ($0.8 million at December 31, 2003). We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the continued viability of products offered, cash flow, share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment write-down on available-for-sale securities in 2004 or 2003.

As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. The total carrying value of our emerging technology portfolio was $13.6 million at December 31, 2004, down $23.9 million from December 31, 2003. The decline was primarily due to a change to the equity method of accounting for the venture capital funds (see Note 14) and impairments related to investments in privately-held companies. Our basis in cost method investments included in the emerging technology portfolio was $4.5 million ($11.0 million in 2003). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. In 2004, we recorded $6.5 million ($4.1 million after tax) of impairment losses related to direct investments in certain privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. We did not record any impairment loss on these investments in 2003 ($1.5 million pretax in 2002).

INTEREST RATE SENSITIVE FINANCIAL INSTRUMENTS

                                                       PRINCIPAL CASH FLOW BY EXPECTED MATURITY DATE
                                      -----------------------------------------------------------------------------------
                                                                                                                 FAIR
                                       2005      2006     2007      2008      2009     THEREAFTER     TOTAL      VALUE
-------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS

Long-Term Debt
     Fixed Rate                        $0.9      $1.6    $115.9     $56.6     $1.3       $155.4       $331.7    $336.3
     Average Interest Rate - %          7.1       6.2       7.1       7.0      6.7          5.4          6.3

     Variable Rate                     $0.9      $0.8      $3.3      $0.8     $9.0        $45.5        $60.3     $60.4
     Average Interest Rate - % <F1>     3.8       3.8       2.6       3.8      2.4          2.4          2.5
-------------------------------------------------------------------------------------------------------------------------

<F1> Assumes rate in effect at December 31, 2004 remains constant through remaining term.

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

POWER MARKETING

Our power marketing activities consist of (1) purchasing energy in the wholesale market for resale in our regulated service territories when retail energy requirements exceed generation output, and (2) selling excess available regulated utility generation and purchased power, as well as selling nonregulated generation.

From time to time, our regulated utility operations may have excess generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is generally sold in the spot market or under short-term contracts at market prices.

We have approximately 500 MW of nonregulated generation available for sale to the wholesale markets. This primarily consists of about 200 MW at our Taconite Harbor facility in northern Minnesota and 275 MW obtained through a 15-year power purchase agreement with an independent power producer at a facility in Kendall County near Chicago, Illinois.

Page 35                                                    ALLETE 2004 Form 10-K

Taconite Harbor's capability of approximately 200 MW has been sold through various short-term and long-term capacity and energy contracts. Short term, we have approximately 116 MW of capacity and energy sales contracts, all of which expire on April 30, 2005. Long term, we have entered into two capacity and energy sales contracts totaling 175 MW (201 MW including a 15% reserve), which are effective May 1, 2005 and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months' notice are subject to an annual duration limitation typical of this type of contract. We also have a 50 MW capacity and energy sales contract that extends through April 2008 and a 15 MW energy sales contract that extends through May 2007. The 50 MW capacity and energy sales contract has fixed pricing through January 2006 and market-based pricing thereafter.

Under the Kendall County agreement, which expires in September 2017, we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275-MW generating unit. We are responsible for arranging the natural gas fuel supply. To date, this power purchase agreement has resulted in losses to us due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on the unsold capacity (currently 145 MW). To eliminate ongoing losses from generation secured through the Kendall County agreement, in December 2004, we entered into an agreement to assign this power purchase agreement to Constellation Energy Commodities. Pending certain approvals, the transaction is scheduled to close in April 2005. We currently have approximately 130 MW of long-term capacity sales contracts for the Kendall County generation, which will also be transferred to Constellation Energy Commodities at closing.


NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 2.

                            ------------------------


FACTORS THAT MAY AFFECT FUTURE RESULTS

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONTAINED IN THIS FORM 10-K, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE
HEADING: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-K AND THE FACTORS DESCRIBED BELOW. THE RISKS AND UNCERTAINTIES DESCRIBED IN THIS FORM 10-K ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE NOT PRESENTLY AWARE OF, OR THAT WE CURRENTLY CONSIDER IMMATERIAL, MAY ALSO AFFECT OUR BUSINESS OPERATIONS. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD SUFFER IF THE CONCERNS SET FORTH BELOW ARE REALIZED.

IF OUR SIGNIFICANT CUSTOMERS ARE NEGATIVELY IMPACTED BY WORLD ECONOMICS, OUR REVENUE MAY BE NEGATIVELY IMPACTED.

Our industrial customers are impacted by world economics that affect their competitive position and profitability. Taconite producers, and paper and wood products customers served by Minnesota Power compete in this world marketplace. Their inability to compete in their global markets could have a material adverse effect on their operations and continuation as a business. Any such failure could have a material adverse effect on our results of operations and the communities we serve.

OUR ENERGY BUSINESS IS SUBJECT TO INCREASED COMPETITION.

The independent power industry includes numerous strong and capable competitors, many of which have extensive experience in the operation, acquisition and development of power generation facilities. Our competition is based primarily on price and reputation for quality, safety and reliability. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors.

ALLETE 2004 Form 10-K                                                    Page 36

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATIONS THAT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We are subject to prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the PSCW, and various local and county regulators, and city administrators. These governmental regulations relate to allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, real estate development, operation and construction of plant facilities, recovery of purchased power and capital investments, and present or prospective wholesale and retail competition (including but not limited to transmission costs). These governmental regulations significantly influence our operating environment and may affect our ability to recover costs from our customers. We are required to have numerous permits, approvals and certificates from the agencies that regulate our business. We believe the necessary permits, approvals and certificates have been obtained for existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations.

OUR  REGULATED   UTILITY  AND  NONREGULATED   ENERGY   OPERATIONS  POSE  CERTAIN
ENVIRONMENTAL RISKS WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are subject to extensive environmental laws and regulations affecting many aspects of our present and future operations, including air quality, water quality, waste management, reclamation and other environmental considerations. These laws and regulations can result in increased capital, operating, and other costs, as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the financial or operational outcome of any related litigation that may arise.

There are no assurances that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to us. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material effect on our results of operations.

We cannot predict with certainty the amount or timing of all future expenditures related to environmental matters because of the difficulty of estimating such costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. (See Note 11.)

THE OPERATION AND MAINTENANCE OF OUR GENERATING FACILITIES INVOLVES RISKS THAT COULD SIGNIFICANTLY INCREASE THE COST OF DOING BUSINESS.

The operation of generating facilities involves many risks, including start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source, or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenue and/or increased expenses. A significant portion of Minnesota Power's facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. This equipment is also likely to require periodic upgrading and improvement. Minnesota Power could be subject to costs associated with any unexpected failure to produce power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs and/or the write-off of our investment in the project or improvement.

WE MUST HAVE ADEQUATE AND RELIABLE TRANSMISSION AND DISTRIBUTION FACILITIES TO DELIVER OUR ELECTRICITY TO OUR CUSTOMERS.

Minnesota Power depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to its customers, as well as to other energy suppliers. If transmission capacity is inadequate, our ability to sell and deliver electricity may be hindered, we may have to forgo sales or we may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. The cost to provide service to these customers may exceed the cost to serve other customers, resulting in lower gross margins. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service.

Page 37                                                    ALLETE 2004 Form 10-K

THE PRICE OF ONE OF OUR MAJOR PRODUCTS, ELECTRICITY, AND/OR ONE OF OUR MAJOR EXPENSES, FUEL, MAY BE VOLATILE.

Volatility in market prices for electricity and fuel may result from:

  -  severe or unexpected weather conditions;
  -  seasonality;
  -  changes in electricity usage;
  - the current diminished liquidity in the wholesale power markets, as well as any future illiquidity in these or other markets;
  -  transmission    or    transportation    constraints,    inoperability    or
     inefficiencies;
  -  availability of competitively priced alternative energy sources;
  -  changes in supply and demand for energy commodities;
  -  changes in power production capacity;
  -  outages at  Minnesota Power's   generating   facilities or   those of   our
     competitors;
  - changes in production and storage levels of natural gas, lignite, coal, and crude oil and refined products;
  - natural disasters, wars, sabotage, terrorist acts and other catastrophic events; and
  -  federal, state, local  and  foreign  energy,   environmental,   and   other
     regulation and legislation.

Since fluctuations in fuel expense related to our regulated utility operations are passed on to customers through our fuel clause, risk of volatility in market prices for fuel and electricity mainly impacts our nonregulated operations at this time.

WE ARE DEPENDENT ON GOOD LABOR RELATIONS.

We believe our relations to be good with our approximately 1,500 employees. Approximately 700 of these employees are members of either the International Brotherhood of Electrical Workers Local 31 or Local 1593. Failure to successfully renegotiate labor agreements could adversely affect the services we provide and our results of operations. The labor agreements with Local 31 expire on January 31, 2006. The labor agreement with Local 1593 at BNI Coal ends on March 31, 2005, and negotiations are under way for a new contract.

A DOWNTURN  IN  ECONOMIC  CONDITIONS  COULD  ADVERSELY  AFFECT  OUR REAL  ESTATE
BUSINESS.

The ability of our real estate business to generate revenue is directly related to the Florida real estate market, the national and local economy in general, and changes in interest rates. While real estate market conditions have remained healthy in our regions of development, continued demand for land is dependent on long-term prospects for strong, in-migration population expansion.

Over the last several years, investors have increasingly utilized real estate as an investment. Florida real estate has particularly benefited from this trend, creating demand for our land. If this trend were to lessen, the demand for our land could decline, potentially impacting selling prices.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH REAL ESTATE DEVELOPMENT.

Our real estate development activities entail risks that include construction delays or cost overruns, which may increase project development costs.

In addition, our real estate development activities require significant capital expenditures. We obtain funds for our capital expenditures through cash flow from operations and financings. We cannot be sure that the funds available from these sources will be sufficient to fund our required or desired capital expenditures for development. If we are unable to obtain sufficient funds, we may have to defer or otherwise limit our development activities. If we are unsuccessful in our selling efforts, we may not be able to recover these capital expenditures.

OUR REAL ESTATE BUSINESS IS SUBJECT TO EXTENSIVE REGULATION, WHICH MAKES IT DIFFICULT AND EXPENSIVE FOR US TO CONDUCT OUR OPERATIONS.

Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (Growth Management Act). In
addition,   development   projects  that  exceed  certain  specified  regulatory
thresholds  require  approval of a comprehensive  Development of Regional Impact
(DRI) application. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.

ALLETE 2004 Form 10-K                                                    Page 38

The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits must be consistent with the plan. Each plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid waste disposal. The local governments' comprehensive plans must also establish "levels of service" with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government's comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that, at the outset of the project, the developer either sufficiently improve the services to meet the required level or provide financial assurances that the additional services will be provided as the project progresses.

The Growth Management Act, in some instances, can significantly affect the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services can delay or prevent the issuance of permits. Consequently, the Growth Management Act could adversely affect our ability to develop our real estate projects.

The DRI review  process  includes an  evaluation  of a  project's  impact on the environment, infrastructure and government services, and requires the involvement of numerous state and local environmental, zoning and community development agencies. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and conditions, standards or requirements may be imposed on a developer with respect to a particular project, which may materially increase the cost of the project. The DRI approval process is expected to have a material impact on our real estate development activities in the future.

ENVIRONMENTAL AND OTHER REGULATIONS MAY HAVE AN ADVERSE EFFECT ON OUR REAL ESTATE BUSINESS.

A substantial portion of our development properties in Florida is subject to federal, state, and local regulations and restrictions that may impose significant costs or limitations on our ability to develop our properties. Much of our property is vacant land and some is located in areas where development may affect the natural habitats of various protected wildlife species or in sensitive environmental areas such as wetlands.

RISKS ASSOCIATED WITH ACQUISITIONS MAY HINDER OUR ABILITY TO INCREASE REVENUE AND EARNINGS.

The energy industry is considered a mature industry in which low, single-digit growth is expected in industry unit sales. Accordingly, our future growth depends in large part on our ability to increase our volumes relative to our competition, acquire additional businesses, replenish land inventories for our real estate business, manage expansion, control costs in our operations, introduce new services and consolidate future acquisitions into existing operations. In pursuing a strategy of acquiring other businesses, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

  -  incurring significantly higher capital expenditures and operating expenses;
  - failing to assimilate the operations and personnel of the acquired businesses;
  -  entering new, unfamiliar markets;
  -  potential undiscovered liabilities at acquired businesses;
  -  disrupting our ongoing business;
  -  diverting our limited management resources;
  -  failing to maintain uniform standards, controls and policies;
  - impairing relationships with employees and customers as a result of changes in management; and
  - increasing expenses for accounting and computer systems, as well as integration difficulties.

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

Page 39                                                    ALLETE 2004 Form 10-K

WE CAN OFFER YOU NO ASSURANCES THAT WE WILL BE ABLE TO EXECUTE AN ACQUISITION STRATEGY WITHOUT THE COSTS OF FUTURE ACQUISITIONS ESCALATING.

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

OUR CREDIT RATINGS COULD BE REVISED DOWNWARD.

The current credit ratings for our long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If Standard & Poor's or Moody's were to downgrade our long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease.

WE RELY HEAVILY ON TECHNOLOGY TO AUTOMATE AND MAXIMIZE THE EFFICIENCIES OF OUR BUSINESSES. TECHNOLOGY IS CONSTANTLY EVOLVING AND IN ORDER FOR US TO REMAIN COMPETITIVE WE WILL EMBRACE NEW TECHNOLOGIES AS THEY BECOME PROVEN AND ARE ECONOMICALLY VIABLE.

Technology is an integral part of the operating and administrative functions of our businesses. The information systems and processes necessary to support business areas such as risk management, sales, customer service, and procurement and supply are complex and are constantly evolving. To successfully compete in our businesses, we must adapt to the evolving market by continually improving the responsiveness, functionality, and features of our services and systems to meet our customers' and other stakeholders' needs. Increased automation through proven, economically viable technologies is among the primary tools that we use to enhance our competitive position; without these technologies, our businesses would not be able to safely operate or adequately respond to customer and other stakeholder needs.

TAX RESERVES AND THE RECOVERABILITY OF OUR DEFERRED TAX ASSETS MAY HAVE A SIGNIFICANT IMPACT ON OUR RESULTS OF OPERATIONS.

We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations to estimate our obligations to taxing authorities. These tax obligations include income, real estate, use and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that we have taken. We must also assess our ability to generate capital gains to realize tax benefits associated with capital losses expected to be generated in future periods. Capital losses may be deducted only to the extent of capital gains realized during the year of the loss or during the three prior or five succeeding years. As of December 31, 2004, we have, where appropriate, recorded an allowance against our deferred tax assets associated with impairment losses, which will become capital losses when realized for income tax purposes. The ultimate outcome of such matters could result in adjustments to our consolidated financial statements and such adjustments could be material.

ADEQUATE INSURANCE PROTECTION MAY NOT BE COST EFFECTIVE OR AVAILABLE TO MINIMIZE RISK.

Insurance, warranties or performance guarantees may not cover any or all of the lost revenue or increased expenses, including the cost of replacement power. Likewise, our ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside our control.

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

ALLETE 2004 Form 10-K                                                    Page 40

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk for information related to quantitative and qualitative disclosure about market risk.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and supplementary data, also included, which are indexed in Item 15(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A.   CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal
Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.


ITEM 9B.   OTHER INFORMATION

On December 14, 2004, ALLETE entered into a committed, syndicated, unsecured, revolving credit facility with LaSalle Bank, National Association for $100 million (Line). The Line matures on December 14, 2007. The Line may be used by ALLETE for general corporate purposes, working capital and to provide liquidity in support of the ALLETE's commercial paper program. ALLETE may prepay amounts outstanding under the Line in whole or in part at its discretion. Additionally, ALLETE may irrevocably terminate or reduce the size of the Line prior to maturity.

ALLETE has agreed to certain financial covenants related to the Line. The most restrictive covenants require ALLETE (1) to not exceed a maximum ratio of funded debt to total capital of .65 to 1.00; and (2) to maintain an interest coverage ratio of not less than 3.00 to 1.00. The Line also contains a cross-default provision, under which an event of default would arise if other ALLETE obligations in excess of $5.0 million were in default. (See Note 8.)

Page 41                                                    ALLETE 2004 Form 10-K

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Unless otherwise stated, the information required for this Item is incorporated by reference herein from our Proxy Statement for the 2005 Annual Meeting of Shareholders (2005 Proxy Statement) under the following headings:

  - DIRECTORS. The information regarding directors will be included in the "Election of Directors" section;

  - AUDIT  COMMITTEE  FINANCIAL  EXPERT.  The information  regarding  the  audit
    committee  financial  expert will be included in the "Report of   the  Audit
    Committee" section;

  - AUDIT COMMITTEE MEMBERS. The identity of the audit committee members is included in the "Report of the Audit Committee" section;

  - EXECUTIVE OFFICERS. The information regarding executive officers is included in Part I of this Form 10-K; and

  - SECTION  16(A)   COMPLIANCE.   The   information   regarding  Section  16(a)
    compliance will be included in the "Section 16(a) Beneficial Ownership Reporting Compliance" section.

Our 2005 Proxy Statement will be filed with the SEC within 120 days after the end of our 2004 fiscal year.

CODE OF ETHICS. We have adopted a written Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and controller. A copy of our Code of Ethics is available on our website at www.allete.com and print copies are available upon request without charge. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website at www.allete.com promptly following the date of such amendment or waiver.

CORPORATE GOVERNANCE. The following documents are available on our website at www.allete.com and print copies are available upon request:

  - Corporate Governance Guidelines;

  - Audit Committee Charter;

  - Executive Compensation Committee Charter; and

  - Corporate Governance and Nominating Committee Charter.

Any  amendment  to  these   documents  will  be  disclosed  on  our  website  at
www.allete.com promptly following the date of such amendment.


ITEM 11.   EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference herein from the "Compensation of Executive Officers" and the "Director Compensation" sections in our 2005 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference herein from the "Security Ownership of Certain Beneficial Owners and Management" and the "Equity Compensation Plan Information" sections in our 2005 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the "Report of the Audit Committee" section in our 2005 Proxy Statement.

ALLETE 2004 Form 10-K                                                    Page 42

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Form 10-K.

(1) Financial Statements Page
        ALLETE
        Report of Independent Registered Public Accounting Firm..........     47
        Consolidated Balance Sheet at December 31, 2004 and 2003.........     48
        For the Three Years Ended December 31, 2004
             Consolidated Statement of Income............................     49
             Consolidated Statement of Cash Flows........................     50
             Consolidated Statement of Shareholders' Equity..............     51
        Notes to Consolidated Financial Statements.......................  52-76

(2) Financial Statement Schedules
        Schedule II - ALLETE Valuation and Qualifying Accounts and Reserves.. 77

    All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the consolidated financial statements or the notes.

(3) Exhibits including those incorporated by reference.

EXHIBIT NUMBER

       *2    -    Stock Purchase  Agreement  (without  Exhibits and  Schedules), dated November 20, 2003, by and between Philadelphia  Suburban
                  Corporation (now Aqua America, Inc.), as Purchaser, and ALLETE
                  Water Services, Inc., as Shareholder, related to the sale of Heater Utilities, Inc. (filed as Exhibit 2(b) to the 2003 Form
                  10-K, File No. 1-3548).

   *3(a)1    -    Articles of  Incorporation,  amended and restated as of May 8,
                  2001  (filed as Exhibit  3(b) to the March 31, 2001 Form 10-Q,
                  File No. 1-3548).

   *3(a)2    -    Amendment to Articles of Incorporation,  effective 12:00  p.m.
                  Eastern Time on September  20, 2004 (filed as Exhibit 3 to the
                  September 21, 2004 Form 8-K, File No. 1-3548).

   *3(a)3    -    Amendment  to  Certificate  of Assumed  Name,  filed with  the
                  Minnesota  Secretary of State on May 8, 2001 (filed as Exhibit
                  3(a) to the March 31, 2001 Form 10-Q, File No. 1-3548).

    *3(b)    -    Bylaws, as amended effective August 24, 2004 (filed as Exhibit
                  3 to the August 25, 2004 Form 8-K, File No. 1-3548).  *4(a)1 -
                  Mortgage and Deed of Trust, dated as of September 1, 1945, between Minnesota Power & Light Company (now ALLETE) and
                  The Bank of  New York  (formerly  Irving  Trust  Company)  and
                  Douglas J.  MacInnes (successor  to Richard H. West), Trustees
                  (filed as Exhibit 7(c), File No. 2-5865).

   *4(a)2    -    Supplemental  Indentures  to  ALLETE's  Mortgage  and  Deed of
                  Trust:

NUMBER           DATED AS OF          REFERENCE FILE                     EXHIBIT

First            March 1, 1949        2-7826                             7(b)
Second           July 1, 1951         2-9036                             7(c)
Third            March 1, 1957        2-13075                            2(c)
Fourth           January 1, 1968      2-27794                            2(c)
Fifth            April 1, 1971        2-39537                            2(c)
Sixth            August 1, 1975       2-54116                            2(c)
Seventh          September 1, 1976    2-57014                            2(c)
Eighth           September 1, 1977    2-59690                            2(c)
Ninth            April 1, 1978        2-60866                            2(c)
Tenth            August 1, 1978       2-62852                            2(d)2
Eleventh         December 1, 1982     2-56649                            4(a)3
Twelfth          April 1, 1987        33-30224                           4(a)3
Thirteenth       March 1, 1992        33-47438                           4(b)
Fourteenth       June 1, 1992         33-55240                           4(b)
Fifteenth        July 1, 1992         33-55240                           4(c)
Sixteenth        July 1, 1992         33-55240                           4(d)
Seventeenth      February 1, 1993     33-50143                           4(b)
Eighteenth       July 1, 1993         33-50143                           4(c)
Nineteenth       February 1, 1997     1-3548 (1996 Form 10-K)            4(a)3
Twentieth        November 1, 1997     1-3548 (1997 Form 10-K)            4(a)3
Twenty-first     October 1, 2000      333-54330                          4(c)3
Twenty-second    July 1, 2003         1-3548 (June 30, 2003 Form 10-Q)   4
Twenty-third     August 1, 2004       1-3548 (Sept. 30, 2004 Form 10-Q)  4(a)

Page 43                                                    ALLETE 2004 Form 10-K

EXHIBIT NUMBER

   *4(b)1    -    Indenture of Trust, dated as of  August 1,  2004, between  the
                  City  of   Cohasset,   Minnesota   and  U.S.   Bank   National
                  Association,    as   Trustee    relating   to   $111   Million
                  Collateralized   Pollution  Control  Refunding  Revenue  Bonds
                  (filed as Exhibit  4(b) to the  September  30, 2004 Form 10-Q,
                  File No. 1-3548).

   *4(b)2    -    Loan  Agreement,  dated as of August 1, 2004, between the City of  Cohasset,  Minnesota  and ALLETE  relating to $111 Million
                  Collateralized   Pollution  Control  Refunding  Revenue  Bonds
                  (filed as Exhibit  4(c) to the  September  30, 2004 Form 10-Q,
                  File No. 1-3548).

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
Sixth            March 24, 1994       1-3548 (1996 Form 10-K)            4(b)1
Seventh          November 1, 1994     1-3548 (1996 Form 10-K)            4(b)2
Eighth           January 1, 1997      1-3548 (1996 Form 10-K)            4(b)3

   *4(d)1    -    Rights Agreement, dated as of July 24, 1996, between Minnesota
                  Power & Light Company (now ALLETE) and the Corporate Secretary of the Company, as Rights Agent (filed as Exhibit 4 to the August 2, 1996 Form 8-K, File No. 1-3548).

   *4(d)2    -    Certificate of Adjustment to the Rights Agreement as  amended, dated as of July 24,  1996,  between  Minnesota  Power & Light
                  Company  (now  ALLETE)  and  the  Corporate  Secretary  of the
                  Company,  as  Rights  Agent  (filed  as  Exhibit  4(d)  to the
                  September 30, 2004 Form 10-Q, File No. 1-3548).

   *10(a)    -    Power Purchase and Sale Agreement, dated  as  of May 29, 1998, between  Minnesota  Power,  Inc. (now ALLETE) and Square Butte
                  Electric Cooperative (filed as Exhibit 10 to the June 30, 1998
                  Form 10-Q, File No. 1-3548).

   *10(b)    -    Amended and Restated Withdrawal  Agreement  (without  Exhibits and  Schedules),  dated January 30, 2004, by and between Great
                  River  Energy  and  Minnesota  Power  (now  ALLETE)  (filed as
                  Exhibit 10(p) to the 2003 Form 10-K, File No. 1-3548).

    10(c)    -    Master  Agreement  (without  Appendices  and  Exhibits), dated
                  December  28,  2004,   by  and  between   Rainy  River  Energy
                  Corporation and Constellation Energy Commodities Group, Inc.

  *10(d)1    -    Third Amended  and Restated Committed Facility Letter (without
                  Exhibits),  dated  December 23,  2003,  to ALLETE from LaSalle
                  Bank National Association, as Agent (filed as Exhibit 10(s) to the 2003 Form 10-K, File No. 1-3548).

   10(d)2    -    First  Amendment  to  Third  Amended  and  Restated  Committed
                  Facility Letter, dated December 14, 2004, by and among ALLETE and LaSalle Bank National Association, as Agent.

   *10(e)    -    Master  Separation   Agreement,  dated June  4, 2004,  between
                  ALLETE,  Inc. and ADESA, Inc. (filed as Exhibit 10.1 to ADESA,
                  Inc.'s June 30, 2004 Form 10-Q, File No. 1-32198).

 +*10(f)1    -    Minnesota Power (now ALLETE)  Executive Annual Incentive Plan,
                  as amended, effective January 1, 1999 with amendments through January 2003 (filed as Exhibit 10 to the September 30, 2003
                  Form 10-Q, File No. 1-3548).

 +*10(f)2    -    November  2003  Amendment  to  the  ALLETE   Executive  Annual
                  Incentive Plan (filed as Exhibit 10(t)2 to the 2003 Form 10-K,
                  File No. 1-3548).

 +*10(f)3    -    July 2004 Amendment to the ALLETE  Executive  Annual Incentive
                  Plan  (filed as Exhibit  10(a) to the June 30, 2004 Form 10-Q,
                  File No. 1-3548).

  +*10(g)    -    ALLETE  and  Affiliated  Companies    Supplemental   Executive
                  Retirement Plan, as amended and restated, effective January 1, 2004 (filed as Exhibit 10(u) to the 2003 Form 10-K, File No.
                  1-3548).

 +*10(h)1    -    Executive  Investment  Plan   I,  as  amended  and   restated,
                  effective November 1, 1988 (filed as Exhibit 10(c) to the 1988
                  Form 10-K, File No. 1-3548).

 +*10(h)2    -    Amendments through December 2003  to  the  Minnesota Power and
                  Affiliated  Companies  Executive  Investment  Plan I (filed as
                  Exhibit 10(v)2 to the 2003 Form 10-K, File No. 1-3548).

 +*10(h)3    -    July  2004  Amendment to the Minnesota  Power  and  Affiliated
                  Companies Executive Investment Plan I (filed as Exhibit 10(b) to the June 30, 2004 Form 10-Q, File No. 1-3548).

ALLETE 2004 Form 10-K                                                    Page 44

EXHIBIT NUMBER

 +*10(i)1    -    Executive  Investment  Plan  II,  as  amended   and  restated,
                  effective November 1, 1988 (filed as Exhibit 10(d) to the 1988
                  Form 10-K, File No. 1-3548).

 +*10(i)2    -    Amendments through December 2003 to  the  Minnesota  Power and
                  Affiliated  Companies  Executive  Investment Plan II (filed as
                  Exhibit 10(w)2 to the 2003 Form 10-K, File No. 1-3548).

 +*10(i)3    -    July 2004 Amendment  to  the  Minnesota  Power  and Affiliated
                  Companies Executive Investment Plan II (filed as Exhibit 10(c) to the June 30, 2004 Form 10-Q, File No. 1-3548).

  +*10(j)    -    Deferred   Compensation  Trust  Agreement,   as  amended   and
                  restated, effective January 1, 1989 (filed as Exhibit 10(f) to the 1988 Form 10-K, File No. 1-3548).

 +*10(k)1    -    Minnesota Power  (now ALLETE)  Executive  Long-Term  Incentive
                  Compensation Plan, effective January 1, 1996 (filed as Exhibit
                  10(a) to the June 30, 1996 Form 10-Q, File No. 1-3548).

 +*10(k)2    -    Amendments through January 2003 to the  Minnesota  Power  (now
                  ALLETE) Executive Long-Term Incentive Compensation Plan (filed as Exhibit 10(z)2 to the 2002 Form 10-K, File No. 1-3548).

 +*10(k)3    -    July   2004  Amendment  to  the  ALLETE  Executive   Long-Term
                  Incentive  Compensation  Plan  (filed as Exhibit  10(d) to the
                  June 30, 2004 Form 10-Q, File No. 1-3548).

  +10(k)4    -    Form of ALLETE Executive Long-Term Incentive Compensation Plan
                  Nonqualified Stock Option Grant.

  +10(k)5    -    Form of ALLETE Executive Long-Term Incentive Compensation Plan
                  Performance Share Grant.

 +*10(l)1    -    Minnesota  Power (now ALLETE)  Director Stock Plan,  effective
                  January 1, 1995  (filed as  Exhibit  10 to the March 31,  1995
                  Form 10-Q, File No. 1-3548).

 +*10(l)2    -    Amendments  through  December 2003 to the Minnesota Power (now
                  ALLETE)  Director  Stock Plan (filed as Exhibit  10(z)2 to the
                  2003 Form 10-K, File No. 1-3548).

 +*10(l)3    -    July 2004 Amendment to the ALLETE  Director  Stock Plan (filed as  Exhibit  10(e) to the June 30,  2004 Form  10-Q,  File No.
                  1-3548).

 +*10(m)1    -    Minnesota Power (now ALLETE)  Director  Compensation  Deferral
                  Plan Amended and Restated, effective January 1, 1990 (filed as
                  Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).

 +*10(m)2    -    October 2003 Amendment to  the  Minnesota  Power (now  ALLETE)
                  Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).

  +*10(n)    -    ALLETE   Director  Compensation  Trust  Agreement,   effective
                  October 11, 2004 (filed as Exhibit  10(a) to the September 30,
                  2004 Form 10-Q, File No. 1-3548).

       12    -    Computation of Ratios of Earnings to Fixed Charges.

      *21    -    Subsidiaries of the Registrant  (reference is made to ALLETE's
                  Form U-3A-2 for the year ended  December  31,  2004,  File No.
                  69-78).

    23(a)    -    Consent of Independent Registered Public Accounting Firm.

    23(b)    -    Consent of General Counsel.

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

We are a party to other long-term debt instruments that, pursuant to Regulation S-K, Item 601(b)(4)(iii), are not filed as exhibits since the total amount of debt authorized under each such omitted instrument does not exceed 10% of our total consolidated assets. These instruments include the following:

             - $38,995,000 City of Cohasset, Minnesota, Variable Rate Demand Revenue Refunding Bonds (ALLETE, formerly Minnesota Power & Light Company, Project) Series 1997A, Series 1997B, Series 1997C and Series 1997D.

             - $35,105,000 Collier County Industrial Development Authority, 6.50% Industrial Development Refunding Revenue Bonds (Florida Water Services Corporation, formerly Southern States Utilities, Inc., Project) Series 1996.

We will furnish copies of these instruments to the SEC upon its request.

-----------------------------
*  Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

Page 45                                                    ALLETE 2004 Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALLETE, INC.


Dated: February 11, 2005          By               Donald J. Shippar
                                      ------------------------------------------
                                                   Donald J. Shippar
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                        TITLE                                 DATE
-------------------------------------------------------------------------------------------------------------------------


            Donald J. Shippar                     President, Chief Executive Officer             February 11, 2005
----------------------------------------
            Donald J. Shippar                                  and Director


            James K. Vizanko               Senior Vice President and Chief Financial Officer     February 11, 2005
----------------------------------------
            James K. Vizanko


             Mark A. Schober                     Senior Vice President and Controller            February 11, 2005
----------------------------------------
             Mark A. Schober


             Heidi J. Eddins                                   Director                          February 11, 2005
----------------------------------------
             Heidi J. Eddins


            Peter J. Johnson                                   Director                          February 11, 2005
----------------------------------------
            Peter J. Johnson


           Madeleine W. Ludlow                                 Director                          February 11, 2005
----------------------------------------
           Madeleine W. Ludlow


             George L. Mayer                                   Director                          February 11, 2005
----------------------------------------
             George L. Mayer


             Roger D. Peirce                                   Director                          February 11, 2005
----------------------------------------
             Roger D. Peirce


             Jack I. Rajala                                    Director                          February 11, 2005
----------------------------------------
             Jack I. Rajala


               Nick Smith                                      Director                          February 11, 2005
----------------------------------------
               Nick Smith


            Bruce W. Stender                             Chairman and Director                   February 11, 2005
----------------------------------------
            Bruce W. Stender

ALLETE 2004 Form 10-K                                                    Page 46

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ALLETE, Inc.:

We have completed an integrated audit of ALLETE, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ALLETE, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the financial statements, in 2004 the Company changed its method of accounting for investments in limited liability companies in accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies."

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 7, 2005

Page 47                                                    ALLETE 2004 Form 10-K

                                       CONSOLIDATED FINANCIAL STATEMENTS

ALLETE CONSOLIDATED BALANCE SHEET
DECEMBER 31                                                                           2004                    2003
----------------------------------------------------------------------------------------------------------------------
MILLIONS
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  194.1                $  110.2
     Restricted Cash                                                                    30.3                       -
     Accounts Receivable (Less Allowance of $2.0 and $1.3)                              86.1                    63.4
     Inventories                                                                        34.0                    31.8
     Prepayments and Other                                                              21.6                    17.9
     Discontinued Operations                                                             2.0                   476.7
----------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           368.1                   700.0

Property, Plant and Equipment - Net                                                    883.1                   919.3

Investments                                                                            124.5                   175.7

Other Assets                                                                            52.8                    59.0

Discontinued Operations                                                                  2.9                 1,247.3
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,431.4                $3,101.3
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   40.0                $   38.5
     Accrued Taxes                                                                      23.3                    18.3
     Accrued Interest                                                                    6.9                    11.5
     Notes Payable                                                                         -                    53.0
     Long-Term Debt Due Within One Year                                                  1.8                    35.6
     Other                                                                              24.7                    28.6
     Discontinued Operations                                                            12.0                   340.7
----------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      108.7                   526.2

Long-Term Debt                                                                         390.2                   514.7

Accumulated Deferred Income Taxes                                                      143.9                   150.8

Other Liabilities                                                                      158.1                   154.6

Discontinued Operations                                                                    -                   294.8

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              800.9                 1,641.1
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized
     29.7 and 29.1 Shares Outstanding                                                  400.1                   859.2

Unearned ESOP Shares                                                                   (51.4)                  (45.4)

Accumulated Other Comprehensive Loss - Continuing Operations                           (11.4)                   (9.0)

Accumulated Other Comprehensive Gain - Discontinued Operations                             -                    23.5

Retained Earnings                                                                      293.2                   631.9
----------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     630.5                 1,460.2
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,431.4                $3,101.3
----------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these statements.

ALLETE 2004 Form 10-K                                                    Page 48

ALLETE CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31                                                2004             2003              2002
------------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
OPERATING REVENUE                                                            $751.4           $692.3            $643.0
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                                 287.9            252.5             234.8
     Operating and Maintenance                                                285.1            263.1             250.9
     Depreciation                                                              49.7             51.2              48.9
     Taxes Other than Income                                                   28.9             29.4              30.2
------------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                             651.6            596.2             564.8
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                                    99.8             96.1              78.2
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                                         (31.8)           (50.6)            (49.3)
     Other                                                                    (12.1)             2.5               8.1
------------------------------------------------------------------------------------------------------------------------

         Total Other Expense                                                  (43.9)           (48.1)            (41.2)
------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                       55.9             48.0              37.0

INCOME TAX EXPENSE                                                             16.8             18.2              12.3
------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     CHANGE IN ACCOUNTING PRINCIPLE                                            39.1             29.8              24.7

INCOME FROM DISCONTINUED OPERATIONS - NET OF TAX                               73.1            206.6             112.5

CHANGE IN ACCOUNTING PRINCIPLE - NET OF TAX                                    (7.8)               -                 -
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                   $104.4           $236.4            $137.2
------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                                     28.3             27.6              27.0
     Diluted                                                                   28.4             27.8              27.2
------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                                    $1.39            $1.08             $0.91
     Discontinued Operations                                                   2.58             7.48              4.16
     Change in Accounting Principle                                           (0.28)               -                 -
------------------------------------------------------------------------------------------------------------------------

                                                                              $3.69            $8.56             $5.07
------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                                    $1.37            $1.08             $0.91
     Discontinued Operations                                                   2.57             7.44              4.13
     Change in Accounting Principle                                           (0.27)               -                 -
------------------------------------------------------------------------------------------------------------------------

                                                                              $3.67            $8.52             $5.04
------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                                         $2.8425            $3.39             $3.30
------------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these statements.

Page 49                                                    ALLETE 2004 Form 10-K

ALLETE CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31                                                2004             2003              2002
-------------------------------------------------------------------------------------------------------------------------
MILLIONS
OPERATING ACTIVITIES
     Income from Continuing Operations                                      $  31.3           $ 29.8            $ 24.7
     Change in Accounting Principle                                             7.8                -                 -
     Depreciation                                                              49.7             51.2              48.9
     Deferred Income Taxes                                                     (1.9)            10.8               9.4
     Changes in Operating Assets and Liabilities
         Accounts Receivable                                                  (22.7)            15.1               4.1
         Trading Securities                                                       -              1.8             153.8
         Inventories                                                           (2.2)             0.2              (4.3)
         Prepayments and Other                                                 (3.7)            (1.6)             (5.1)
         Accounts Payable                                                       1.5              6.5              (1.7)
         Other Current Liabilities                                             (3.5)             4.6             (17.2)
     Other Assets                                                               6.2             (0.6)              6.0
     Other Liabilities                                                         (0.2)             0.2               7.9
     Net Operating Activities from Discontinued Operations                    106.2            129.4             227.0
-------------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                  168.5            247.4             453.5
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from Sale of Available-For-Sale Securities                        1.6              7.4               1.9
     Changes to Investments                                                    18.9            (16.6)            (24.9)
     Additions to Property, Plant and Equipment                               (63.0)           (73.6)            (86.6)
     Other                                                                      2.3              4.3               1.9
     Net Investing Activities from (for) Discontinued Operations               69.4            288.8            (137.1)
-------------------------------------------------------------------------------------------------------------------------

              Cash from (for) Investing Activities                             29.2            210.3            (244.8)
-------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Issuance of Common Stock                                                  49.0             44.3              43.2
     Issuance of Long-Term Debt                                                 9.8             37.3              16.4
     Reacquired Common Stock                                                   (5.8)               -                 -
     Changes in Notes Payable - Net                                           (53.0)           (20.8)           (163.4)
     Reductions of Long-Term Debt                                            (130.1)          (335.7)             (8.1)
     Dividends on Common Stock                                                (79.7)           (93.2)            (89.2)
     Redemption of Mandatorily Redeemable Preferred Securities                    -            (75.0)                -
     Net Financing Activities for Discontinued Operations                     (18.9)           (27.6)            (41.5)
-------------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                  (228.7)          (470.7)           (242.6)
-------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH - DISCONTINUED OPERATIONS                 -             39.2               2.7
-------------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                           (31.0)            26.2             (31.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              226.3            200.1             231.3
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                             $ 195.3           $226.3            $200.1
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash Paid During the Period for
         Interest - Net of Capitalized                                        $46.7            $69.2             $71.9
         Income Taxes                                                         $75.7            $87.4             $49.2
-------------------------------------------------------------------------------------------------------------------------

<F1> Included $1.2 million of cash from Discontinued Operations at  December  31, 2004 ($116.1  million  at  December 31,
     2003; $138.0 million at December 31,2002).

                            The accompanying notes are an integral part of these statements.

ALLETE 2004 Form 10-K                                                    Page 50

ALLETE CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                                ACCUMULATED
                                                     TOTAL                         OTHER         UNEARNED
                                                 SHAREHOLDERS'    RETAINED     COMPREHENSIVE       ESOP         COMMON
                                                    EQUITY        EARNINGS     INCOME (LOSS)      SHARES         STOCK
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Balance at December 31, 2001                        $1,143.8       $440.7         $(14.5)          $(52.7)      $770.3

Comprehensive Income
    Net Income                                         137.2        137.2
    Other Comprehensive Income - Net of Tax
       Unrealized Gains on Securities - Net             (8.1)                       (8.1)
       Interest Rate Swap                                1.3                         1.3
       Foreign Currency Translation Adjustments          2.6                         2.6
       Additional Pension Liability                     (3.5)                       (3.5)
                                                   ---------
           Total Comprehensive Income                  129.5

Common Stock Issued - Net                               44.6                                                      44.6

Dividends Declared                                     (89.2)       (89.2)

ESOP Shares Earned                                       3.7                                          3.7
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                         1,232.4        488.7          (22.2)           (49.0)       814.9

Comprehensive Income
    Net Income                                         236.4        236.4
    Other Comprehensive Income - Net of Tax
       Unrealized Gains on Securities - Net              3.6                         3.6
       Interest Rate Swap                                0.2                         0.2
       Foreign Currency Translation Adjustments         39.2                        39.2
       Additional Pension Liability                     (6.3)                       (6.3)
                                                   ---------
           Total Comprehensive Income                  273.1

Common Stock Issued - Net                               44.3                                                      44.3

Dividends Declared                                     (93.2)       (93.2)

ESOP Shares Earned                                       3.6                                          3.6
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                         1,460.2        631.9           14.5            (45.4)       859.2

Comprehensive Income
    Net Income                                         104.4        104.4
    Other Comprehensive Income - Net of Tax
       Unrealized Gains on Securities - Net              0.7                         0.7
       Foreign Currency Translation Adjustments        (23.5)                      (23.5)
       Additional Pension Liability                     (3.1)                       (3.1)
                                                   ---------
           Total Comprehensive Income                   78.5

Common Stock Issued - Net                               43.2                                                      43.2

ADESA IPO                                               70.1                                                      70.1

Spin-Off of ADESA                                     (963.6)      (363.4)                                      (600.2)

Receipt of ADESA Stock by ESOP                          54.3                                         26.5         27.8

Purchase of ALLETE Shares by ESOP                      (35.6)                                       (35.6)

Dividends Declared                                     (79.7)       (79.7)

ESOP Shares Earned                                       3.1                                          3.1
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                       $   630.5       $293.2         $(11.4)          $(51.4)      $400.1
------------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these statements.

Page 51                                                    ALLETE 2004 Form 10-K

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BUSINESS SEGMENTS

                                                                              NONREGULATED
                                                               REGULATED         ENERGY           REAL
FOR THE YEAR ENDED DECEMBER 31               CONSOLIDATED       UTILITY        OPERATIONS        ESTATE         OTHER
------------------------------------------------------------------------------------------------------------------------
MILLIONS
2004

Operating Revenue                                $751.4         $555.0           $106.8           $41.9         $ 47.7
Fuel and Purchased Power                          287.9          246.8             41.1               -              -
Other Operating Expenses                          314.0          181.9             59.3            16.4           56.4
Depreciation Expense                               49.7           39.5              7.2             0.1            2.9
------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
     Operations                                    99.8           86.8             (0.8)           25.4          (11.6)
Interest Expense                                  (31.8)         (18.5)            (1.5)           (0.3)         (11.5)
Other Income (Expense)                            (12.1)           0.1              0.6               -          (12.8)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
     Before Income Taxes                           55.9           68.4             (1.7)           25.1          (35.9)
Income Tax Expense (Benefit)                       16.8           25.6             (1.4)           10.4          (17.8)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           39.1         $ 42.8           $ (0.3)          $14.7         $(18.1)
                                                                --------------------------------------------------------

Income from Discontinued Operations -
     Net of Tax                                    73.1

Change in Accounting Principle - Net of Tax        (7.8)

--------------------------------------------------------

Net Income                                       $104.4
--------------------------------------------------------

Total Assets                                   $1,431.4 <F1>    $902.8           $161.4           $75.1         $287.2
Capital Expenditures                              $79.2 <F1>     $41.7            $15.7               -           $5.6
------------------------------------------------------------------------------------------------------------------------

2003

Operating Revenue                                $692.3         $510.0           $106.6           $42.6         $ 33.1
Fuel and Purchased Power                          252.5          212.5             40.0               -              -
Other Operating Expenses                          292.5          176.5             53.4            18.1           44.5
Depreciation Expense                               51.2           41.2              7.4             0.1            2.5
------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
     Operations                                    96.1           79.8              5.8            24.4          (13.9)
Interest Expense                                  (50.6)         (20.4)            (1.8)           (0.2)         (28.2)
Other Income (Expense)                              2.5            2.9              1.9               -           (2.3)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
     Before Income Taxes                           48.0           62.3              5.9            24.2          (44.4)
Income Tax Expense (Benefit)                       18.2           24.4              2.2            10.1          (18.5)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           29.8         $ 37.9           $  3.7           $14.1         $(25.9)
                                                                --------------------------------------------------------

Income from Discontinued Operations -
     Net of Tax                                   206.6

--------------------------------------------------------

Net Income                                       $236.4
--------------------------------------------------------

Total Assets                                   $3,101.3 <F1>    $917.3           $194.7           $78.6         $186.7
Capital Expenditures                             $136.3 <F1>     $42.2            $26.5               -           $4.9
------------------------------------------------------------------------------------------------------------------------

2002

Operating Revenue                                $643.0         $497.9            $84.7           $33.6         $ 26.8
Fuel and Purchased Power                          234.8          206.7             28.1               -              -
Other Operating Expenses                          281.1          156.5             66.3            15.4           42.9
Depreciation Expense                               48.9           40.5              6.2             0.1            2.1
------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
     Operations                                    78.2           94.2            (15.9)           18.1          (18.2)
Interest Expense                                  (49.3)         (20.6)            (0.3)              -          (28.4)
Other Income (Expense)                              8.1            7.7              0.6               -           (0.2)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
     Before Income Taxes                           37.0           81.3            (15.6)           18.1          (46.8)
Income Tax Expense (Benefit)                       12.3           30.9             (6.9)            6.9          (18.6)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           24.7         $ 50.4            $(8.7)          $11.2         $(28.2)
                                                                --------------------------------------------------------

Income from Discontinued Operations -
     Net of Tax                                   112.5
--------------------------------------------------------

Net Income                                       $137.2
--------------------------------------------------------

Total Assets                                   $3,147.2 <F1>    $902.8           $170.1           $84.1         $147.1
Capital Expenditures                             $201.2 <F1>     $33.6            $42.1               -          $10.9
------------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $4.9 million of  total assets  in  2004 ($1,724.0  million  in  2003;  $1,843.1 million in 2002) and $16.2 million of capital expenditures in 2004 ($62.7 million in 2003; $114.6 million in 2002).

ALLETE 2004 Form 10-K                                                    Page 52

NOTE 2.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PREPARATION. References in this report to "we," "us" and "our" are to ALLETE and its subsidiaries, collectively. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make informed judgments, best estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. Our consolidated financial statements include the accounts of ALLETE and all of our majority-owned subsidiary companies. All material intercompany balances and transactions have been eliminated in consolidation. Information for prior periods has been reclassified to present comparable information for all periods.

BUSINESS SEGMENTS. Our Regulated Utility, Nonregulated Energy Operations and Real Estate segments were determined based on products and services provided. We measure performance of our operations through careful budgeting and monitoring of contributions to consolidated net income by each business segment. Discontinued Operations includes our Automotive Services business that was spun off in September 2004, our Water Services businesses, the majority of which were sold in 2003, costs associated with the spin-off of ADESA incurred by ALLETE, and our retail stores, which we exited in 2002.

REGULATED UTILITY includes retail and wholesale rate-regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin. Minnesota Power, an operating division of ALLETE, and SWL&P, a wholly-owned subsidiary, provide regulated utility electric service to 150,000 retail customers in northeastern Minnesota and northwestern Wisconsin. Approximately 45% of regulated utility electric revenue is from Large Power Customers (32% of consolidated revenue). Large Power Customers consist of five taconite producers, four paper and pulp mills, two pipeline companies and one manufacturer under all-requirements contracts with expiration dates extending from February 2006 through April 2009. Revenue of $88.3 million (11.8% of consolidated revenue) was received from one taconite producer in 2004 (less than 10% in 2003 and 2002). Regulated utility rates are under the jurisdiction of various state and federal regulatory authorities. Billings are rendered on a cycle basis. Revenue is accrued for service provided but not billed. Regulated utility electric rates include adjustment clauses that bill or credit customers for fuel and purchased energy costs above or below the base levels in rate schedules and that bill retail customers for the recovery of CIP expenditures not collected in base rates.

Minnesota Power withdrew from Split Rock Energy, a joint venture with Great River Energy, in 2004. Upon withdrawal, we received a $12.0 million distribution in 2004. We accounted for our 50% ownership interest in Split Rock Energy under the equity method of accounting. For the year ended December 31, 2004, our pre-tax equity income from Split Rock Energy was less than $0.1 million ($2.9 million in 2003; $7.3 million in 2002). In 2004, prior to our withdrawal, we made power purchases from Split Rock Energy of $6.2 million ($50.9 million in 2003; $34.3 million in 2002) and power sales to Split Rock Energy of $1.9 million ($19.6 million in 2003; $14.5 million in 2002).

NONREGULATED ENERGY OPERATIONS includes nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market), consisting primarily of generation from Taconite Harbor in northern Minnesota and generation secured through the Kendall County power purchase agreement. Subject to certain approvals, we expect to transfer the Kendall power purchase agreement to Constellation Energy Commodities in April 2005. (See Note 11.) Revenue for nonregulated generation is recognized under terms of contracts and as energy is delivered. Nonregulated Energy Operations also includes our coal mining activities in North Dakota. BNI Coal, a wholly-owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. Square Butte supplies approximately 71% (323 MW) of its output to Minnesota Power under a long-term contract. (See Note 11.) Coal sales are recognized when delivered at the cost of production plus a specified profit per ton of coal delivered.

REAL ESTATE includes our Florida real estate operations. Our real estate operations include several wholly-owned subsidiaries and an 80% ownership in Lehigh Acquisition Corporation, which are consolidated in ALLETE's financial statements. All of our Florida real estate companies are principally engaged in real estate acquisitions, development and sales. Full profit recognition is recorded on sales upon closing, provided cash collections are at least 20% of the contract price and the other requirements of SFAS 66, "Accounting for Sales of Real Estate," are met. Costs of real estate sales include capitalized costs incurred since acquisition and the allocated cost of the underlying real estate determined at acquisition. Land held for sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels.

OTHER includes our telecommunications activities, investments in emerging technologies related to the electric utility industry, earnings on cash, and general corporate charges and interest not specifically related to any one business segment. General corporate charges include employee salaries and benefits, as well as legal and other outside service fees. Enventis Telecom, a wholly-owned subsidiary, is our telecommunications business, which is an integrated data services provider offering fiber optic-based communication and advanced data services to businesses and communities in Minnesota and Wisconsin. Revenue is generally recognized when equipment is delivered and when services are completed under short-term contracts. Revenue from fiber-optic sales is recognized under the straight-line basis for contracts over 12 months.

Other included Operation and Other Expense totaling $12.6 million in 2004 ($14.8 million in 2003; $17.0 million in 2002) for general corporate expenses such as employee salaries and benefits, and legal and other outside contract service fees, and Interest Expense of $11.2 million in 2004 ($28.0 million in 2003; $28.2 million in 2002).

Page 53                                                    ALLETE 2004 Form 10-K

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at original cost and are reported on the balance sheet net of accumulated depreciation. Expenditures for additions and significant replacements and improvements are capitalized; maintenance and repair costs are expensed as incurred. Expenditures for major plant overhauls are also accounted for using this same policy. Gains or losses on nonregulated property, plant and equipment are recognized when they are retired or otherwise disposed of. When regulated utility property, plant and equipment are retired or otherwise disposed of, no gain or loss is recognized. Our Regulated Utility operations capitalize an allowance for funds used during construction, which includes both an interest and equity component. Our other operations capitalize interest during the course of a construction project.

LONG-LIVED ASSET IMPAIRMENTS. We annually review our assets for impairment. SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," is the basis for these analyses. Judgments and uncertainties affecting the application of accounting for asset impairment include economic conditions affecting market valuations, changes in our business strategy, and changes in our forecast of future operating cash flows and earnings.

We account for our long-lived assets at depreciated historical cost. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We would recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Management judgment is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows. As of December 31, 2004, no write-downs were required.

ACCOUNTS RECEIVABLE. Accounts receivable are reported on the balance sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, the size of the portfolio, overall portfolio quality, review of specific problems and such other factors that, in our judgment, deserve recognition in estimating losses.

ACCOUNTS RECEIVABLE
DECEMBER 31                                           2004              2003
--------------------------------------------------------------------------------
MILLIONS
Trade Accounts Receivable
       Billed                                         $77.4             $54.0
       Unbilled                                        10.2               9.7
       Less:  Allowance for Doubtful Accounts           2.0               1.3
--------------------------------------------------------------------------------

                                                       85.6              62.4
Finance Receivables - Net                               0.5               1.0
--------------------------------------------------------------------------------

Total Accounts Receivable - Net                       $86.1             $63.4
--------------------------------------------------------------------------------

Finance receivables consist of short-term seller financing at our real estate operations.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

INVENTORIES
DECEMBER 31                                           2004              2003
--------------------------------------------------------------------------------
MILLIONS
Fuel                                                  $11.4             $12.2
Materials and Supplies                                 20.4              19.3
Other                                                   2.2               0.3
--------------------------------------------------------------------------------

                                                      $34.0             $31.8
--------------------------------------------------------------------------------

UNAMORTIZED EXPENSE, DISCOUNT AND PREMIUM ON DEBT. Expense, discount and premium on debt are deferred and amortized over the lives of the related issues.

CASH AND CASH EQUIVALENTS. We consider all investments purchased with maturities of three months or less to be cash equivalents.

RESTRICTED CASH. We sponsor a leveraged ESOP as part of our Retirement Savings and Stock Ownership Plan. The ESOP had $30.3 million in cash, which is being used to purchase ALLETE common stock on the open market. We reflected the cash held by the ESOP as Restricted Cash on our consolidated balance sheet. (See Note 17.)

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized for performance share awards was approximately $1 million in 2004 ($3 million in 2003). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

ALLETE 2004 Form 10-K                                                    Page 54

EFFECT OF SFAS 123
ACCOUNTING FOR STOCK-BASED COMPENSATION
FOR THE YEAR ENDED DECEMBER 31                                    2004             2003              2002
---------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
Net Income
       As Reported                                               $104.4           $236.4            $137.2
       Less:  Employee Stock Compensation Expense
              Determined Under SFAS 123 - Net of Tax               (0.3)            (0.5)             (1.4)
---------------------------------------------------------------------------------------------------------------

       Pro Forma                                                 $104.1           $235.9            $135.8
---------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
       As Reported                                                $3.69            $8.56             $5.07
       Pro Forma                                                  $3.68            $8.55             $5.03

Diluted Earnings Per Share
       As Reported                                                $3.67            $8.52             $5.04
       Pro Forma                                                  $3.66            $8.49             $4.99
---------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                   2004             2003              2002
---------------------------------------------------------------------------------------------------------------
Risk-Free Interest Rate                                            3.3%             3.1%              4.4%
Expected Life - Years                                                 5                5                 5
Expected Volatility                                               28.1%            25.2%             24.2%
Dividend Growth Rate                                                 2%               2%                2%
---------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION. Results of operations for our Canadian and Mexican automotive subsidiaries prior to the spin-off were translated into United States dollars using the average exchange rates. Assets and liabilities were translated into United States dollars using the exchange rate on the balance sheet date. Resulting translation adjustments were recorded in the Accumulated Other Comprehensive Gain - Discontinued Operations section of Shareholders' Equity on our consolidated balance sheet.

OTHER LIABILITIES
DECEMBER 31                                                                        2004              2003
---------------------------------------------------------------------------------------------------------------
MILLIONS
Deferred Regulatory Credits (See Note 5)                                          $ 35.9            $ 39.3
Deferred Compensation and Accrued Postretirement Benefits                           66.3              62.2
Asset Retirement Obligations (See Note 4)                                           22.4              20.7
Other                                                                               33.5              32.4
---------------------------------------------------------------------------------------------------------------

                                                                                  $158.1            $154.6
---------------------------------------------------------------------------------------------------------------

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

INCOME TAXES. We file a consolidated federal income tax return. Income taxes are allocated to each subsidiary based on their taxable income. We account for income taxes using the liability method as prescribed by SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax basis of assets and liabilities, based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Due to the effects of regulation on Minnesota Power, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities. Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

EXCISE TAXES. We collect excise taxes from our customers levied by government entities. These taxes are stated separately on the billing to the customer and recorded as a liability to be remitted to the government entity. We account for the collection and payment of these taxes on the net basis and neither the amounts collected or paid are reflected on our consolidated statement of income.

Page 55                                                    ALLETE 2004 Form 10-K

NEW ACCOUNTING STANDARDS. In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. We have historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We estimate that the impact of adoption of SFAS 123(R) in 2005 will be an additional expense of approximately $0.2 million after tax. We also have an Employee Stock Purchase Plan that provides a discount of 5% from market price. Current accounting rules do not require the recognition of compensation expense for employee stock purchase plans such as ours, and SFAS 123(R) continues this exception.


NOTE 3.    DISCONTINUED OPERATIONS

AUTOMOTIVE SERVICES. On September 20, 2004, the spin-off of Automotive Services was completed by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. One share of ADESA common stock was distributed for each outstanding share of ALLETE common stock held at the close of business on the September 13, 2004 record date. The distribution was made from ALLETE's retained earnings to the extent of ADESA's undistributed earnings ($363.4 million), with the remainder made from common stock ($600.2 million).

In June 2004, ADESA issued 6.3 million shares of common stock through an IPO priced at $24.00 per share, which netted proceeds of $136.0 million after transaction costs, issued $125 million of senior notes and borrowed $275 million under a new $525 million credit facility. With these funds, ADESA repaid previously existing debt and all intercompany debt outstanding to ALLETE. The IPO represented 6.6% of ADESA's 94.9 million shares then outstanding. As a result of the IPO, ALLETE recorded a $70.1 million increase to Common Stock with no gain recognized pursuant to SEC Staff Accounting Bulletin Topic 5H, "Accounting for Sales of Stock by a Subsidiary." We accounted for the 6.6% public ownership of ADESA as a minority interest and continued to own and consolidate the remaining portion of ADESA until the spin-off was completed on September 20, 2004.

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

In June 2004, we essentially concluded our strategy to exit our Water Services businesses when we completed the sale of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. Aqua America purchased our North Carolina water assets for $48 million and assumed approximately $28 million in debt, and also purchased 63 of our water and wastewater systems in Florida for $14 million. Seminole County purchased the remaining 9 Florida systems for a total of $4 million. The FPSC approved the Seminole County transaction in September 2004. The transaction relating to the sale of 63 water and wastewater systems in Florida to Aqua America remains subject to regulatory approval by the FPSC. The approval process may result in an adjustment to the final purchase price, based on the FPSC's determination of plant investment for the systems. A decision is expected in late 2005. Gains in 2004 from the sale of our North Carolina assets and the remaining systems in Florida were offset by an adjustment to gains reported in 2003, resulting in an overall net loss of $0.5 million in 2004. The adjustment to gains reported in 2003 resulted primarily from an arbitration award in December 2004 relating to a gain-sharing provision on a system sold in 2003; $5.1 million was recorded in 2004 ($1.2 million in 2003). We sold our wastewater assets in Georgia in February 2005.

The net cash proceeds from the sale of all water assets in 2003 and 2004, after transaction costs, retirement of most Florida Water debt and payment of income taxes, were approximately $300 million. These net proceeds were used to retire debt at ALLETE.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we suspended depreciating our Water Services assets when they were classified as held-for-sale in 2001. Had we not suspended depreciation, depreciation expense at our Water Services businesses would have been $2.6 million in 2004 ($12.9 million in 2003; $14.7 million in 2002).

ELECTRIC ODYSSEY. In 2002 we exited our retail stores.

ALLETE 2004 Form 10-K                                                    Page 56

SUMMARY OF DISCONTINUED OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
MILLIONS
INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31                                                2004             2003              2002
----------------------------------------------------------------------------------------------------------------------------
Operating Revenue
     Automotive Services                                                     $681.7          $  924.1           $852.2
     Water Services                                                            18.5             107.4            117.2
     Electric Odyssey                                                             -                 -              0.4
----------------------------------------------------------------------------------------------------------------------------

                                                                             $700.2          $1,031.5           $969.8
----------------------------------------------------------------------------------------------------------------------------

Pre-Tax Income (Loss) from Operations
     Automotive Services                                                     $132.5            $185.4           $149.2
     Water Services                                                            (1.7)             34.4             41.8
----------------------------------------------------------------------------------------------------------------------------

                                                                              130.8             219.8            191.0
----------------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
     Automotive Services                                                       54.0              73.1             58.3
     Water Services                                                            (0.9)             13.0             16.3
----------------------------------------------------------------------------------------------------------------------------

                                                                               53.1              86.1             74.6
----------------------------------------------------------------------------------------------------------------------------

         Total Net Income from Operations                                      77.7             133.7            116.4
----------------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Disposal
     Automotive Services                                                       (6.7)              2.0             (3.7)
     Water Services                                                             6.2             110.1                -
     Electric Odyssey                                                             -                 -             (2.1)
----------------------------------------------------------------------------------------------------------------------------

                                                                               (0.5)            112.1             (5.8)
----------------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
     Automotive Services                                                       (2.6)              0.7             (1.0)
     Water Services                                                             6.7              38.5                -
     Electric Odyssey                                                             -                 -             (0.9)
----------------------------------------------------------------------------------------------------------------------------

                                                                                4.1              39.2             (1.9)
----------------------------------------------------------------------------------------------------------------------------

         Net Gain (Loss) on Disposal                                           (4.6)             72.9             (3.9)
----------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations                                          $ 73.1            $206.6           $112.5
----------------------------------------------------------------------------------------------------------------------------


BALANCE SHEET INFORMATION
DECEMBER 31                                                                           2004                      2003
----------------------------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations
     Cash and Cash Equivalents                                                        $1.2                     $116.1
     Other Current Assets                                                             $0.8                     $360.6
     Property, Plant and Equipment                                                    $2.9                     $660.9
     Investments                                                                         -                      $34.5
     Goodwill                                                                            -                     $511.0
     Other Intangibles                                                                   -                      $33.3
     Other Assets                                                                        -                       $7.6

Liabilities of Discontinued Operations
     Current Liabilities                                                             $12.0                     $340.7
     Long-Term Debt                                                                      -                     $252.8
     Other Liabilities                                                                   -                      $42.0
     Foreign Currency Translation Adjustment                                             -                      $23.5
----------------------------------------------------------------------------------------------------------------------------

Page 57                                                    ALLETE 2004 Form 10-K

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT
DECEMBER 31                                                        2004                     2003
---------------------------------------------------------------------------------------------------------
MILLIONS
Regulated Utility                                                $1,431.9                 $1,409.5
Construction Work in Progress                                        10.4                     11.9
Accumulated Depreciation                                           (716.4)                  (692.3)
---------------------------------------------------------------------------------------------------------

     Regulated Utility Plant - Net                                  725.9                    729.1
---------------------------------------------------------------------------------------------------------

Nonregulated Energy Operations                                      155.5                    185.4
Construction Work in Progress                                         1.1                      1.6
Accumulated Depreciation                                            (39.6)                   (35.8)
---------------------------------------------------------------------------------------------------------

     Nonregulated Energy Operations Plant - Net                     117.0                    151.2
---------------------------------------------------------------------------------------------------------

Other Plant - Net                                                    40.2                     39.0
---------------------------------------------------------------------------------------------------------

     Property, Plant and Equipment - Net                         $  883.1                 $  919.3
---------------------------------------------------------------------------------------------------------

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of plant. The MPUC and the PSCW have approved depreciation rates for our Regulated Utility plant.

ESTIMATED USEFUL LIVES OF PROPERTY, PLANT AND EQUIPMENT
---------------------------------------------------------
Regulated Utility - Generation           5 to 30 years
                    Transmission        40 to 60 years
                    Distribution        30 to 70 years

Nonregulated Energy Operations           5 to 35 years
Other Plant                              5 to 40 years
---------------------------------------------------------

ASSET RETIREMENT OBLIGATIONS. Pursuant to SFAS 143, "Accounting for Asset Retirement Obligations," we recognize, at fair value, obligations associated with the retirement of tangible, long-lived assets that result from the acquisition, construction or development and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. Asset retirement obligations relate primarily to the decommissioning of our utility steam generating facilities and reclamation at BNI Coal, and are included in Other Liabilities on our consolidated balance sheet. Removal costs associated with certain distribution and transmission assets have not been recognized as these facilities have been determined to have indeterminate useful lives. Prior to the adoption of SFAS 143, utility decommissioning obligations were accrued through depreciation expense at depreciation rates approved by the MPUC. Upon implementation of SFAS 143, we reclassified previously recorded liabilities of $12.5 million from Accumulated Depreciation and capitalized a net asset retirement cost of $6.7 million.

ASSET RETIREMENT OBLIGATION
--------------------------------------------------------------------------------
MILLIONS
Obligation at December 31, 2002                                           -
Initial Obligation Upon Adoption of SFAS 143                          $19.0
Accretion Expense                                                       0.7
Additional Liabilities Incurred in 2003                                 1.0
--------------------------------------------------------------------------------

Obligation at December 31, 2003                                        20.7
Accretion Expense                                                       1.2
Additional Liabilities Incurred in 2004                                 0.5
--------------------------------------------------------------------------------

Obligation at December 31, 2004                                       $22.4
--------------------------------------------------------------------------------

ALLETE 2004 Form 10-K                                                    Page 58

NOTE 5.    REGULATORY MATTERS

Entities within our regulated utility segment file for periodic rate revisions with the MPUC, the FERC or the PSCW. Minnesota Power's last retail rate filing with the MPUC was in 1994. SWL&P's current retail rates are based on a 2001 PSCW retail rate order. During 2004, SWL&P filed an application with the PSCW to increase retail utility rates by an average of approximately 6%. New rates, if approved, are expected to go into effect in the first half of 2005. In 2004, 70% of our consolidated operating revenue was under regulatory authority (69% in 2003; 73% in 2002). The MPUC had regulatory authority over approximately 56% of our consolidated operating revenue in 2004 (54% in 2003; 58% in 2002).

ELECTRIC RATES. Federal legislation and FERC regulations have been proposed that aim to maintain reliability, assure adequate energy supply, and address wholesale price volatility while encouraging wholesale competition. Legislation or regulation that initiates a process which may lead to retail customer choice of their electric service provider currently lacks momentum in both Minnesota and Wisconsin. Legislative and regulatory activity, as well as the actions of competitors, affect the way Minnesota Power strategically plans for its future. We cannot predict the timing or substance of any future legislation or regulation.

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

DEFERRED REGULATORY CHARGES AND CREDITS
DECEMBER 31                                       2004                2003
--------------------------------------------------------------------------------
MILLIONS
Deferred Charges
    Income Taxes                                 $ 13.7              $ 14.1
    Conservation Improvement Programs               0.6                 1.5
    Premium on Reacquired Debt                      4.1                 3.8
    Other                                           0.6                 0.5
--------------------------------------------------------------------------------

                                                   19.0                19.9
Deferred Credits - Income Taxes                    35.9                39.3
--------------------------------------------------------------------------------

Net Deferred Regulatory Liabilities              $(16.9)             $(19.4)
--------------------------------------------------------------------------------


NOTE 6.    INVESTMENTS

At December 31, 2004, Investments included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held for employee benefits, and our emerging technology investments.

INVESTMENTS
DECEMBER 31                                       2004                2003
--------------------------------------------------------------------------------
MILLIONS
Real Estate Assets                               $ 75.1             $  78.6
Debt and Equity Securities                         35.8                59.6
Emerging Technology Investments (See Note 7)       13.6                37.5
--------------------------------------------------------------------------------

                                                 $124.5             $ 175.7
--------------------------------------------------------------------------------

REAL ESTATE. At December 31, 2004, real estate assets included land of $47.2 million ($50.7 million at December 31, 2003), long-term finance receivables of $9.7 million ($9.6 million at December 31, 2003) and $18.2 million ($18.3 million at December 31, 2003) of other assets, which consisted primarily of a shopping center. Finance receivables have maturities ranging up to ten years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.7 million at December 31, 2004 ($1.2 million at December 31,
2003). Minority interest associated with real estate operations was $5.6 million at December 31, 2004 ($7.5 million at December 31, 2003).

Page 59                                                    ALLETE 2004 Form 10-K

NOTE 7.    FINANCIAL INSTRUMENTS

SECURITIES INVESTMENTS. At December 31, 2004, Investments included securities accounted for as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and securities in our emerging technology portfolio. Income and realized gains and losses from securities investments were included in Other Income (Expense) on our consolidated income statement.

AVAILABLE-FOR-SALE SECURITIES. At December 31, 2004, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the continued viability of products offered, cash flow, share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment write-down on available-for-sale securities in 2004 or 2003.

During the fourth quarter of 2004, we sold 3.3 million shares of ADESA stock received by our ESOP plan (see Note 17) as a result of the September 2004 spin-off of ADESA. In total, the ESOP received total proceeds of $65.9 million, resulting in a gain of $11.5 million, which we recognized during the fourth quarter. We accounted for the ADESA stock as available-for-sale.

During the second quarter of 2003, we sold the publicly-traded investments held in our emerging technology portfolio and recognized a $2.3 million after-tax loss. These publicly-traded emerging technology investments were accounted for as available-for-sale securities prior to sale.

AVAILABLE-FOR-SALE SECURITIES
-------------------------------------------------------------------------------------------------
MILLIONS

                                                  GROSS UNREALIZED
AT DECEMBER 31               COST             GAIN              (LOSS)            FAIR VALUE
-------------------------------------------------------------------------------------------------
2004                         $27.2             $3.1             $(0.1)               $30.2
2003                         $24.1             $1.4                 -                $25.5
2002                         $25.4             $0.7             $(5.2)               $20.9
-------------------------------------------------------------------------------------------------
                                                                                      NET
                                                                                  UNREALIZED
                                                                                  GAIN (LOSS)
                                                                                   IN OTHER
YEAR ENDED                   SALES                 GROSS REALIZED                COMPREHENSIVE
DECEMBER 31                PROCEEDS           GAIN              (LOSS)              INCOME
-------------------------------------------------------------------------------------------------
2004                         $65.9            $11.5                 -                 $1.6
2003                          $6.4             $1.2             $(4.7)                $2.4
2002                         $12.1             $1.0                 -               $(11.8)
-------------------------------------------------------------------------------------------------

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. The total carrying value of our emerging technology portfolio was $13.6 million at December 31, 2004, down $23.9 million from December 31, 2003. The decline was primarily due to a change to the equity method of accounting for the venture capital funds (see Note 14) and impairments related to investments in privately-held companies. Our basis in cost method investments included in the emerging technology portfolio was $4.5 million ($11.0 million in 2003). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. In 2004, we recorded $6.5 million ($4.1 million after tax) of impairment losses related to direct investments in certain privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. We did not record any impairment loss on these investments in 2003 ($1.5 million pretax in 2002).

OTHER. During the second half of 2002, we substantially liquidated our trading securities portfolio and incurred a $2.9 million after-tax loss. Prior to liquidation, the trading securities portfolio consisted primarily of the common stock of various publicly traded companies and was included in current assets at fair value.

ALLETE 2004 Form 10-K                                                    Page 60

FAIR VALUE OF FINANCIAL INSTRUMENTS. With the exception of the items listed below, the estimated fair values of all financial instruments approximate the carrying amount. The fair values for the items below were based on quoted market prices for the same or similar instruments.

FINANCIAL INSTRUMENTS
DECEMBER 31                           CARRYING AMOUNT            FAIR VALUE
--------------------------------------------------------------------------------
MILLIONS
Long-Term Debt
    2004                                  $392.0                  $396.7
    2003                                  $550.3                  $587.4
--------------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISK. Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Minnesota Power sells electricity to 12 Large Power Customers. Receivables from these customers totaled approximately $9 million at December 31, 2004 ($9 million at December 31, 2003). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, our taconite-producing Large Power Customers are on a weekly billing cycle.


NOTE 8.    SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT. Total short-term debt outstanding at December 31, 2004 was $1.8 million ($88.6 million at December 31, 2003.) This consisted of $0 in Notes Payable ($53 million at December 31, 2003) and $1.8 million of Long-Term Debt Due Within One Year ($35.6 million at December 31, 2003).

In July 2003, ALLETE entered into a one-year credit agreement for $250 million. The proceeds were used to redeem $250 million of the Company's Floating Rate First Mortgage Bonds due October 20, 2003. In April 2004, ALLETE used internally generated funds and proceeds from the sale of water assets to repay $53.0 million outstanding under this credit agreement. The credit agreement contained certain mandatory prepayment provisions, including a requirement to repay an amount equal to 75% of the net proceeds from the sale of water assets. In accordance with these provisions, $197.0 million was repaid in 2003.

We have bank lines of credit aggregating $111.5 million ($176.5 million at December 31, 2003), the majority of which will expire in December 2007. These bank lines of credit make financing available through short-term bank loans and provide credit support for commercial paper. At December 31, 2004, $111.5 million was available for use ($176.5 million at December 31, 2003). Certain lines of credit require a commitment fee of 0.15%. There was no commercial paper issued as of December 31, 2004 or December 31, 2003.

Our lines of credit contain financial covenants. The most restrictive covenants require ALLETE (1) to not exceed a maximum ratio of funded debt to total capital of .60 to 1.0 and (2) to maintain an interest coverage ratio of not less than
3.00 to 1.00. Failure to meet these covenants could give rise to an event of default, if not corrected after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Certain of ALLETE's lines of credit contain cross-default provisions under which an event of default would arise if other ALLETE obligations in excess of $5.0 million were in default. As of December 31, 2004, ALLETE was in compliance with these financial covenants.

Page 61                                                    ALLETE 2004 Form 10-K

LONG-TERM DEBT. The aggregate amount of long-term debt maturing during 2005 is $1.8 million ($2.4 million in 2006; $119.2 million in 2007; $57.5 million in 2008; $10.3 million in 2009; and $200.8 million thereafter). Substantially all of our electric plant is subject to the lien of the mortgages securing various first mortgage bonds.

At December 31, 2003, BNI Coal had a $28.8 million long-term bank line of credit outstanding. The amount was repaid in 2004 when BNI Coal entered into a new operating lease agreement. (See Note 11.)

In January 2004, we used internally-generated funds to retire approximately $3.5 million in principal amount of Industrial Development Revenue Bonds Series 1994-A, due January 1, 2004.

In July 2004, we repaid $125 million in principal amount of 7.80% Senior Notes due 2008. Proceeds from the sale of our water assets and proceeds received from ADESA were used to repay this debt. As a result of the redemption, we recognized an expense of $18.5 million in the third quarter of 2004 comprised of an early redemption premium and the write-off of unamortized debt issuance costs.

In August 2004, we issued $111 million in principal amount of 4.95% Collateralized Pollution Control Refunding Revenue Bonds Series 2004 due 2022. Proceeds were used to redeem $111 million in principal amount of 6% Collateralized Pollution Control Refunding Revenue Bonds Series E due 2022.

ALLETE's letters of credit supporting certain long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE not to exceed a maximum ratio of funded debt to total capital of .65 to 1.0. Failure to meet these covenants may give rise to an event of default, if not corrected after notice from the trustee or security holder. Some of ALLETE's long-term debt arrangements contain "cross-default" provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of December 31, 2004, ALLETE was in compliance with these financial covenants.

DECEMBER 31                                                        2004                    2003
---------------------------------------------------------------------------------------------------
MILLIONS
First Mortgage Bonds
     6.68% Series Due 2007                                        $ 20.0                   $20.0
     7% Series Due 2007                                             60.0                    60.0
     7 1/2% Series Due 2007                                         35.0                    35.0
     7% Series Due 2008                                             50.0                    50.0
     6% Pollution Control Series E Due 2022                            -                   111.0
     4.95% Pollution Control Series F Due 2022                     111.0                       -
Senior Notes, 7.80%                                                    -                   125.0
Variable Demand Revenue Refunding Bonds
     Series 1997 A, B, C and D Due 2007 - 2020                      39.0                    39.0
Industrial Development Revenue Bonds 6.5% Due 2025                  35.1                    35.1
Other Long-Term Debt, 2.0% - 8.5% Due 2005 - 2025                   41.9                    75.2
---------------------------------------------------------------------------------------------------

Total Long-Term Debt                                               392.0                   550.3
Less Due Within One Year                                             1.8                    35.6
---------------------------------------------------------------------------------------------------

Net Long-Term Debt                                                $390.2                  $514.7
---------------------------------------------------------------------------------------------------

The 6.68% Series Due 2007 and the 7% Series Due 2007 cannot be redeemed prior to maturity. The 7 1/2% Series Due 2007 are redeemable after August 1, 2005, and the 7% Series Due 2008 are redeemable after March 1, 2006. The remaining debt may be redeemed in whole or in part at our option, according to the terms of the obligations.

ALLETE 2004 Form 10-K                                                    Page 62

NOTE 9.    COMMON STOCK AND EARNINGS PER SHARE

Our Articles of Incorporation and mortgages contain provisions that, under certain circumstances, would restrict the payment of common stock dividends. As of December 31, 2004, no retained earnings were restricted as a result of these provisions.

REVERSE COMMON STOCK SPLIT. On September 20, 2004, our one-for-three reverse common stock split became effective. All common share and per share amounts have been adjusted for all periods to reflect the one-for-three reverse stock split.

SUMMARY OF COMMON STOCK                               SHARES            EQUITY
--------------------------------------------------------------------------------
MILLIONS
Balance at December 31, 2001                           28.0            $ 770.3
2002     Employee Stock Purchase Plan                   0.0                1.4
         Invest Direct <F1>                             0.3               19.6
         Other                                          0.2               23.6
--------------------------------------------------------------------------------

Balance at December 31, 2002                           28.5              814.9
2003     Employee Stock Purchase Plan                   0.0                1.4
         Invest Direct <F1>                             0.3               19.9
         Other                                          0.3               23.0
--------------------------------------------------------------------------------

Balance at December 31, 2003                           29.1              859.2
2004     Employee Stock Purchase Plan                   0.0                1.0
         Invest Direct <F1>                             0.3               18.1
         ADESA IPO (See Note 3)                           -               70.1
         Spin-off of ADESA (See Note 3)                   -             (600.2)
         Receipt of ADESA Stock by ESOP                   -               27.8
         Reacquired                                    (0.1)              (5.8)
         Other                                          0.4               29.9
--------------------------------------------------------------------------------

Balance at December 31, 2004                           29.7            $ 400.1
--------------------------------------------------------------------------------

<F1> Invest  Direct is ALLETE's direct stock purchase and dividend  reinvestment plan.

SHAREHOLDER RIGHTS PLAN. In 1996, we adopted a rights plan that provides for a dividend distribution of one preferred share purchase right (Right) to be attached to each share of common stock.

The Rights, which are currently not exercisable or transferable apart from our common stock, entitle the holder to purchase one-and-a-half of one-hundredth (three two-hundredths) of a share of ALLETE's Junior Serial Preferred Stock A, without par value. The purchase price as defined in the Rights Plan, remains at $90. These Rights would become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender offer which would increase the person's or group's beneficial ownership interest to 15% or more of our common stock, subject to certain exceptions. If the 15% threshold is met, each Right entitles the holder (other than the acquiring person or group) to purchase common stock (or, in certain circumstances, cash, property or other securities of ours) having a market price equal to twice the exercise price of the Right. If we are acquired in a merger or business combination, or 50% or more of our assets or earning power are sold, each exercisable Right entitles the holder to purchase common stock of the acquiring or surviving company having a value equal to twice the exercise price of the Right. Certain stock acquisitions will also trigger a provision permitting the Board of Directors to exchange each Right for one share of our common stock.

The Rights, which expire on July 23, 2006, are nonvoting and may be redeemed by us at a price of $0.005 per Right at any time they are not exercisable. One million shares of Junior Serial Preferred Stock A have been authorized and are reserved for issuance under the plan.

Page 63                                                    ALLETE 2004 Form 10-K

EARNINGS PER SHARE. The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans.

RECONCILIATION OF BASIC AND DILUTED
EARNINGS PER SHARE                                       DILUTIVE
FOR THE YEAR ENDED DECEMBER 31                BASIC     SECURITIES     DILUTED
--------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
2004

Net Income from Continuing Operations
     Before Change in Accounting Principle   $39.1            -          $39.1
Common Shares                                 28.3          0.1           28.4
Per Share from Continuing Operations         $1.39            -          $1.37

2003

Net Income from Continuing Operations        $29.8            -          $29.8
Common Shares                                 27.6          0.2           27.8
Per Share from Continuing Operations         $1.08            -          $1.08

2002

Net Income from Continuing Operations        $24.7            -          $24.7
Common Shares                                 27.0          0.2           27.2
Per Share from Continuing Operations         $0.91            -          $0.91
--------------------------------------------------------------------------------


NOTE 10.   JOINTLY-OWNED ELECTRIC FACILITY

We own 80% of the 537-MW Boswell Energy Center Unit 4 (Boswell Unit 4). While we operate the plant, certain decisions about the operations of Boswell Unit 4 are subject to the oversight of a committee on which we and Wisconsin Public Power, Inc. (WPPI), the owner of the other 20% of Boswell Unit 4, have equal representation and voting rights. Each of us must provide our own financing and is obligated to pay our ownership share of operating costs. Our share of direct operating expenses of Boswell Unit 4 is included in operating expense on our consolidated statement of income. Our 80% share of the original cost included in property, plant and equipment at December 31, 2004 was $309 million ($308 million at December 31, 2003). The corresponding accumulated depreciation balance was $157 million at December 31, 2004 ($154 million at December 31,
2003).


NOTE 11.   COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is entitled to approximately 71% of the Unit's output under the Agreement. After 2005, and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by approximately 5% annually, to a minimum of 50%. In December 2004 and 2003, we received notices from Minnkota Power that they will reduce our output entitlement by approximately 5% in 2006 and 2007, to 66% and 60%, respectively.

Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At December 31, 2004, Square Butte had total debt outstanding of $314.9 million. Total annual debt service for Square Butte is expected to be approximately $25 million in each of the years 2005 through 2009. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

Minnesota Power's cost of power purchased from Square Butte during 2004 was $56.1 million ($52.3 million in 2003 and $60.9 million in 2002). This reflects Minnesota Power's pro rata share of total Square Butte costs, based on the 71% output entitlement in 2004, 2003 and 2002. Included in this amount was Minnesota Power's pro rata share of interest expense of $12.6 million in 2004 ($12.8 million in 2003; $13.7 million in 2002). Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

ALLETE 2004 Form 10-K                                                    Page 64

LEASING AGREEMENTS. In September 2004, BNI Coal entered into an operating lease agreement for a new dragline that was placed in service at BNI Coal's mine on September 30, 2004. BNI Coal is obligated to make lease payments totaling $2.8 million annually for the lease term which expires in 2027. BNI Coal has the option at the end of the lease term to renew the lease at a fair market rental, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee.

We lease other properties and equipment under operating lease agreements with terms expiring through 2013. The aggregate amount of minimum lease payments for all of these other operating leases is $6.3 million in 2005, $6.0 million in 2006, $5.6 million in 2007, $4.9 million in 2008 and $53.4 million thereafter. Total rent expense was $2.8 million in 2004 ($3.8 million in 2003; $3.2 million in 2002).

KENDALL COUNTY POWER PURCHASE AGREEMENT. We have 275 MW of nonregulated generation (non rate-base generation sold at market-based rates to the wholesale market) through an agreement with LSP-Kendall Energy that extends through mid-September 2017. Under the agreement, we pay a fixed capacity charge for the right, but not the obligation, to capacity and energy from a 275-MW generating unit at a facility in Kendall County near Chicago, Illinois. We currently have 130 MW of long-term capacity sales contracts for the Kendall County generation, with 50 MW expiring in April 2012 and 80 MW expiring in September 2017. To date, this power purchase agreement has resulted in losses to us due to negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market and our resulting inability to cover the fixed capacity charge on unsold capacity (currently 145 MW). An after-tax loss of approximately $8 million was recognized in 2004.

In December 2004, we entered into an agreement to assign this power purchase agreement to Constellation Energy Commodities. Under the terms of the agreement, we will pay Constellation Energy Commodities $73 million in cash to assume the power purchase agreement. The proposed transaction is subject to the approvals of LSP-Kendall Energy, as well as of its project lenders and the FERC. Pending these approvals, the transaction is scheduled to close in April 2005. The 130 MW of long-term capacity sales contracts will also be transferred to Constellation Energy Commodities at closing. We will recognize an after-tax loss of approximately $47 million upon the closing of this transaction.

COAL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for transportation of all of our coal, with various expiration dates ranging from December 2005 to December 2011. Our minimum annual obligation under these coal and shipping agreements ranges from approximately $32 million in 2005 to $6 million in 2009.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology holdings. The total future commitment was $4.5 million at December 31, 2004 ($4.8 million at December 31, 2003) and is expected to be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

ENVIRONMENTAL MATTERS. Our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We anticipate that potential expenditures for environmental matters will be material in the future, due to stricter environmental requirements through legislation and/or rulemakings that are expected to require significant capital investments. We are unable to predict if and when any such stricter environmental requirements will be imposed and the impact they will have on the Company. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense unless recoverable in rates from customers.

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is under way. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation is to determine any impact to soil or ground water between the former MGP site and Superior Bay. The site work for this phase of the investigation was performed during October 2004, and the final report is expected to be sent to the WDNR during the first quarter of 2005. It is anticipated that additional site investigation will be needed during 2005. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to a regulatory prudency review. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and we continue to work with the insurer to determine the availability of insurance coverage.

Page 65                                                    ALLETE 2004 Form 10-K

SQUARE BUTTE GENERATING FACILITY. In June 2002, Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station, which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations, potentially resulting in new air permit operating conditions. Minnkota Power has held several meetings with the EPA to discuss the alleged violations. Discussions with the EPA are ongoing and we are unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service.

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


NOTE 12.   OTHER INCOME (EXPENSE)

FOR THE YEAR ENDED DECEMBER 31                                  2004             2003              2002
----------------------------------------------------------------------------------------------------------
MILLIONS
Debt Prepayment Premium and Unamortized Debt
   Issuance Costs (See Note 8)                                 $(18.5)               -                -
Gain on ESOP's Sale of ADESA Stock (See Note 17)                 11.5                -                -
Income (Loss) on Emerging Technology Investments                 (8.6)           $(3.4)            $1.9
Split Rock Energy Equity Income (See Note 2)                        -              2.9              7.3
Investments and Other Income (Loss)                               3.5              3.0             (1.1)
----------------------------------------------------------------------------------------------------------

                                                               $(12.1)           $ 2.5             $8.1
----------------------------------------------------------------------------------------------------------

NOTE 13.   INCOME TAX EXPENSE

INCOME TAX EXPENSE
YEAR ENDED DECEMBER 31                                          2004             2003              2002
----------------------------------------------------------------------------------------------------------
MILLIONS
Current Tax Expense
     Federal                                                    $11.4           $  4.2            $ 0.6
     State                                                        6.4              3.1              2.2
----------------------------------------------------------------------------------------------------------

                                                                 17.8              7.3              2.8
----------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                                      1.7             10.2              9.5
     State                                                       (2.3)             2.0              1.3
----------------------------------------------------------------------------------------------------------

                                                                 (0.6)            12.2             10.8
----------------------------------------------------------------------------------------------------------

Change in Valuation Allowance                                     0.9              0.1              0.1
Deferred Tax Credits                                             (1.3)            (1.4)            (1.4)
----------------------------------------------------------------------------------------------------------

Income Tax from Continuing Operations                            16.8             18.2             12.3

Income Tax from Discontinued Operations                          57.2            125.3             72.7

Change in Accounting Principle                                   (5.5)               -                -
----------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                        $68.5           $143.5            $85.0
----------------------------------------------------------------------------------------------------------

ALLETE 2004 Form 10-K                                                    Page 66

RECONCILIATION OF TAXES FROM FEDERAL STATUTORY
RATE TO TOTAL INCOME TAX EXPENSE FOR CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31                                                        2004             2003              2002
--------------------------------------------------------------------------------------------------------------------------
MILLIONS
Income from Continuing Operations Before Income Taxes                         $55.9            $48.0             $37.0

Statutory Federal Income Tax Rate                                               35%              35%               35%
--------------------------------------------------------------------------------------------------------------------------

Income Taxes Computed at 35% Statutory Federal Rate                            19.6             16.8              13.0

Increase (Decrease) in Tax Due to:
     Sale of ADESA Stock by ESOP                                               (4.1)               -                 -
     Amortization of Deferred Investment Tax Credits                           (1.3)            (1.4)             (1.4)
     State Income Taxes - Net of Federal Income Tax Benefit                     3.6              2.9               3.0
     Depletion                                                                 (0.6)            (0.7)             (0.7)
     Other                                                                     (0.4)             0.6              (1.6)
--------------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense for Continuing Operations                            $16.8            $18.2             $12.3
--------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX ASSETS AND LIABILITIES
DECEMBER 31                                                                                    2004              2003
--------------------------------------------------------------------------------------------------------------------------
MILLIONS
Deferred Tax Assets
     Employee Benefits and Compensation                                                       $ 47.5            $ 44.2
     Property Related                                                                           29.5              29.4
     Investment Tax Credits                                                                     13.8              14.8
     Unrealized Loss Booked Through Equity                                                       8.2               6.4
     Excess of Tax Value Over Book Value <F1>                                                    4.9               0.3
     Other                                                                                      10.6              13.5
--------------------------------------------------------------------------------------------------------------------------

         Gross Deferred Tax Assets                                                             114.5             108.6
Deferred Tax Asset Valuation Allowance                                                          (1.1)             (0.2)
--------------------------------------------------------------------------------------------------------------------------

Total Deferred Tax Assets                                                                      113.4             108.4
--------------------------------------------------------------------------------------------------------------------------

Deferred Tax Liabilities
     Property Related                                                                          216.3             213.4
     Investment Tax Credits                                                                     19.7              21.0
     Employee Benefits and Compensation                                                         14.6              15.1
     Other                                                                                       6.7               9.7
--------------------------------------------------------------------------------------------------------------------------

Total Deferred Tax Liabilities                                                                 257.3             259.2
--------------------------------------------------------------------------------------------------------------------------

Accumulated Deferred Income Taxes                                                             $143.9            $150.8
--------------------------------------------------------------------------------------------------------------------------

<F1> Included impairments related to the emerging technology portfolio.

Page 67                                                    ALLETE 2004 Form 10-K

NOTE 14.   CHANGE IN ACCOUNTING PRINCIPLE

In the third quarter of 2004, we adopted EITF 03-16, "Accounting for Investments in Limited Liability Companies," which requires the use of the equity method of accounting for investments in all limited liability companies, including investments we have in venture capital funds within our emerging technology portfolio. EITF 03-16 was issued in the second quarter of 2004. We had previously accounted for these investments under the cost method of accounting. EITF 03-16 is effective for reporting periods beginning after June 15, 2004. Pursuant to EITF 03-16, the effect of adoption is reported as the cumulative effect of a change in accounting principle. The cumulative effect of this change on prior years was a loss of $13.3 million ($7.8 million after-tax), which was recorded as a change in accounting principle and reflected in income for the year ended December 31, 2004. During 2004, $1.6 million of current losses under the equity method were recognized.

PRO FORMA AMOUNTS ASSUMING THE EQUITY METHOD
WAS APPLIED RETROACTIVELY
FOR THE YEAR ENDED DECEMBER 31                       2003              2002
--------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
Net Income
       As Reported                                  $236.4            $137.2
       Pro Forma Adjustment                           (2.3)             (1.9)
--------------------------------------------------------------------------------

       Pro Forma                                    $234.1            $135.3
--------------------------------------------------------------------------------

Basic Earnings Per Share
       As Reported                                   $8.56             $5.07
       Pro Forma Adjustment                          (0.08)            (0.07)
--------------------------------------------------------------------------------

       Pro Forma                                     $8.48             $5.00
--------------------------------------------------------------------------------

Diluted Earnings Per Share
       As Reported                                   $8.52             $5.04
       Pro Forma Adjustment                          (0.08)            (0.07)
--------------------------------------------------------------------------------

       Pro Forma                                     $8.44             $4.97
--------------------------------------------------------------------------------

ALLETE 2004 Form 10-K                                                    Page 68

NOTE 15.   OTHER COMPREHENSIVE INCOME (LOSS)

OTHER COMPREHENSIVE INCOME                                   PRE-TAX              TAX EXPENSE            NET-OF-TAX
YEAR ENDED DECEMBER 31                                        AMOUNT                (BENEFIT)               AMOUNT
------------------------------------------------------------------------------------------------------------------------
MILLIONS
2004

Unrealized Gain (Loss) on Securities
     Gain During the Year                                     $ 13.1                  $ 0.9                 $ 12.2
     Less: Gain Included in Net Income                          11.5                      -                   11.5
------------------------------------------------------------------------------------------------------------------------

           Net Unrealized Gain on Securities                     1.6                    0.9                    0.7
Foreign Currency Translation Adjustments                       (23.5)                     -                  (23.5)
Additional Pension Liability                                    (5.7)                  (2.6)                  (3.1)
------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Loss                                      $(27.6)                 $(1.7)                $(25.9)
------------------------------------------------------------------------------------------------------------------------

2003

Unrealized Gain (Loss) on Securities
     Gain During the Year                                     $  2.4                  $ 1.0                  $ 1.4
     Add: Loss Included in Net Income                            3.5                    1.3                    2.2
------------------------------------------------------------------------------------------------------------------------

           Net Unrealized Gain on Securities                     5.9                    2.3                    3.6
Interest Rate Swap                                               0.2                      -                    0.2
Foreign Currency Translation Adjustments                        39.2                      -                   39.2
Additional Pension Liability                                   (10.8)                  (4.5)                  (6.3)
------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income                                    $ 34.5                  $(2.2)                 $36.7
------------------------------------------------------------------------------------------------------------------------

2002

Unrealized Gain (Loss) on Securities
     Loss During the Year                                     $(11.8)                 $(4.3)                 $(7.5)
     Less: Gain Included in Net Income                           1.0                    0.4                    0.6
------------------------------------------------------------------------------------------------------------------------

           Net Unrealized Loss on Securities                   (12.8)                  (4.7)                  (8.1)
Interest Rate Swap                                               2.3                    1.0                    1.3
Foreign Currency Transaction Adjustment                          2.6                      -                    2.6
Additional Pension Liability                                    (6.0)                  (2.5)                  (3.5)
------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Loss                                      $(13.9)                 $(6.2)                 $(7.7)
------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
DECEMBER 31                                                                2004                          2003
-------------------------------------------------------------------------------------------------------------------
MILLIONS
Unrealized Gain on Securities                                             $  1.5                        $  0.8
Additional Pension Liability                                               (12.9)                         (9.8)
Foreign Currency Translation Adjustment - Discontinued Operations              -                          23.5
-------------------------------------------------------------------------------------------------------------------

                                                                          $(11.4)                       $ 14.5
-------------------------------------------------------------------------------------------------------------------

Page 69                                                    ALLETE 2004 Form 10-K

NOTE 16.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory defined benefit pension plans covering eligible employees. The plans provide defined benefits based on years of service and final average pay. We also have defined contribution pension plans covering substantially all employees; employer contributions are made through our employee stock ownership plan (see Note 17), except for BNI Coal, which made cash contributions of $0.6 million in 2004 ($0.6 million in 2003).

We have postretirement health care and life insurance plans covering eligible employees. The postretirement health plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and an irrevocable grantor trust. Contributions deductible for income tax purposes are made directly to the VEBAs; nondeductible contributions are made to the irrevocable grantor trust. Amounts are transferred from the irrevocable grantor trust to the VEBAs when they become deductible for income tax purposes.

We use a September 30 measurement date for the pension and postretirement health and life plans.

PENSION OBLIGATION AND FUNDED STATUS
AT SEPTEMBER 30                                                        2004                      2003
------------------------------------------------------------------------------------------------------------
MILLIONS
Change in Benefit Obligation
     Obligation, Beginning of Year                                    $353.4                     $297.9
     Service Cost                                                        8.4                        6.7
     Interest Cost                                                      20.7                       19.5
     Actuarial Loss                                                     10.0                       43.7
     Benefits Paid                                                     (17.3)                     (16.4)
     Other                                                               4.8                        2.0
------------------------------------------------------------------------------------------------------------

     Obligation, End of Year                                           380.0                      353.4
------------------------------------------------------------------------------------------------------------

Change in Plan Assets
     Fair Value, Beginning of Year                                     285.3                      265.7
     Actual Return on Assets                                            28.9                       33.5
     Employer Contribution                                               8.4                        0.5
     Benefits Paid                                                     (17.3)                     (16.4)
     Other                                                               4.8                        2.0
------------------------------------------------------------------------------------------------------------

     Fair Value, End of Year                                           310.1                      285.3
------------------------------------------------------------------------------------------------------------

Funded Status                                                          (69.9)                     (68.1)
     Unrecognized Amounts
         Net Loss                                                       89.3                       82.3
         Prior Service Cost                                              5.2                        6.0
         Transition Obligation                                             -                        0.3
------------------------------------------------------------------------------------------------------------

Net Asset Recognized                                                  $ 24.6                     $ 20.5
------------------------------------------------------------------------------------------------------------

Amounts Recognized in Consolidated Balance Sheet Consist of:
     Prepaid Pension Cost                                              $33.3                      $31.9
     Accrued Benefit Liability                                         (33.8)                     (31.2)
     Intangible Asset                                                    2.6                        3.0
     Accumulated Other Comprehensive Income                             22.5                       16.8
------------------------------------------------------------------------------------------------------------

Net Asset Recognized                                                   $24.6                      $20.5
------------------------------------------------------------------------------------------------------------

COMPONENTS OF NET PERIODIC PENSION EXPENSE (INCOME)
YEAR ENDED DECEMBER 31                                          2004             2003              2002
------------------------------------------------------------------------------------------------------------
MILLIONS
Service Cost                                                   $  8.4          $  6.7            $  5.6
Interest Cost                                                    20.7            19.5              19.5
Expected Return on Assets                                       (27.4)          (28.8)            (30.4)
Amortized Amounts
     Unrecognized Loss (Gain)                                     1.4               -              (1.4)
     Prior Service Cost                                           0.8             0.9               0.8
     Transition Obligation                                        0.3             0.2               0.2
------------------------------------------------------------------------------------------------------------

Net Pension Expense (Income)                                   $  4.2          $ (1.5)           $ (5.7)
------------------------------------------------------------------------------------------------------------

ALLETE 2004 Form 10-K                                                    Page 70

INFORMATION FOR PENSION PLANS WITH AN
ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
AT SEPTEMBER 30                                                                   2004                       2003
-------------------------------------------------------------------------------------------------------------------------
MILLIONS
Projected Benefit Obligation                                                     $163.1                     $147.9
Accumulated Benefit Obligation                                                   $140.6                     $124.6
Fair Value of Plan Assets                                                        $108.8                      $95.1
-------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PENSION INFORMATION
YEAR ENDED DECEMBER 31                                                        2004             2003              2002
-------------------------------------------------------------------------------------------------------------------------
MILLIONS
Increase in Minimum Liability Included in Other Comprehensive Income          $5.7             $10.8             $6.0
-------------------------------------------------------------------------------------------------------------------------

The accumulated benefit obligation for all defined benefit pension plans was $332.9 million and $303.5 million at September 30, 2004 and 2003, respectively.

POSTRETIREMENT HEALTH AND LIFE OBLIGATION AND FUNDED STATUS
AT SEPTEMBER 30                                           2004                  2003
-----------------------------------------------------------------------------------------
MILLIONS
Change in Benefit Obligation
     Obligation, Beginning of Year                       $117.2                $ 99.5
     Service Cost                                           3.9                   3.7
     Interest Cost                                          6.5                   6.6
     Actuarial Loss (Gain)                                 (6.6)                 10.8
     Participation Contributions                            1.1                   0.9
     Benefits Paid                                         (4.9)                 (4.3)
-----------------------------------------------------------------------------------------

     Obligation, End of Year                              117.2                 117.2
-----------------------------------------------------------------------------------------

Change in Plan Assets
     Fair Value, Beginning of Year                         50.9                  39.5
     Actual Return on Assets                                6.3                   6.6
     Employer Contribution                                  5.0                   8.2
     Participation Contributions                            1.1                   0.9
     Benefits Paid                                         (4.9)                 (4.3)
-----------------------------------------------------------------------------------------

     Fair Value, End of Year                               58.4                  50.9
-----------------------------------------------------------------------------------------

Funded Status                                             (58.8)                (66.3)
     Unrecognized Amounts
         Net Loss                                          15.5                  23.9
         Transition Obligation                             20.0                  22.4
-----------------------------------------------------------------------------------------

Accrued Cost                                             $(23.3)               $(20.0)
-----------------------------------------------------------------------------------------

Under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," only assets in the VEBAs are treated as plan assets in the table above for the purpose of determining funded status. In addition to the postretirement health and life assets reported above, we had $24.4 million in an irrevocable grantor trust at December 31, 2004 ($20.2 million at December 31, 2003). We consolidate the irrevocable grantor trust and it is included in Investments on our consolidated balance sheet.

COMPONENTS OF NET PERIODIC POSTRETIREMENT
HEALTH AND LIFE EXPENSE
YEAR ENDED DECEMBER 31                         2004              2003            2002
-----------------------------------------------------------------------------------------
MILLIONS
Service Cost                                   $3.9              $3.7            $2.9
Interest Cost                                   6.6               6.6             5.9
Expected Return on Assets                      (4.6)             (4.0)           (3.9)
Amortized Amounts
     Unrecognized Loss (Gain)                   0.4               0.1            (0.2)
     Transition Obligation                      2.4               2.4             2.4
-----------------------------------------------------------------------------------------

Net Expense                                    $8.7              $8.8            $7.1
-----------------------------------------------------------------------------------------

Page 71                                                    ALLETE 2004 Form 10-K

                                                                                                       POSTRETIREMENT
ESTIMATED FUTURE BENEFIT PAYMENTS                                                PENSION               HEALTH AND LIFE
------------------------------------------------------------------------------------------------------------------------
MILLIONS
2005                                                                               $17                        $4
2006                                                                               $17                        $5
2007                                                                               $18                        $5
2008                                                                               $19                        $5
2009                                                                               $20                        $6
Years 2010 - 2014                                                                 $113                       $38
------------------------------------------------------------------------------------------------------------------------

WEIGHTED-AVERAGE ASSUMPTIONS
USED TO DETERMINE BENEFIT OBLIGATION
AT SEPTEMBER 30                                                                   2004                      2003
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Discount Rate                                                                       5.75%                       6.0%
Rate of Compensation Increase                                                  3.5 - 4.5%                 3.5 - 4.5%
Health Care Trend Rates
     Trend Rate                                                                       11%                        10%
     Ultimate Trend Rate                                                               5%                         5%
     Year Ultimate Trend Rate Effective                                              2011                       2008
------------------------------------------------------------------------------------------------------------------------

WEIGHTED-AVERAGE ASSUMPTIONS
USED TO DETERMINE NET PERIODIC BENEFIT COSTS
YEAR ENDED DECEMBER 31                                                    2004               2003            2002
------------------------------------------------------------------------------------------------------------------------
Discount Rate                                                                6.0%             6.75%             7.75%
Expected Long-Term Return on Plan Assets
     Pension                                                                 9.0%              9.5%             10.0%
     Postretirement Health and Life                                    7.2 - 9.0%        7.6 - 9.5%       8.0 - 10.0%
Rate of Compensation Increase                                          3.5 - 4.5%        3.5 - 4.5%        3.5 - 4.5%
------------------------------------------------------------------------------------------------------------------------

In establishing the expected long-term return on plan assets, we consider the diversification and allocation of plan assets, the actual long-term historical performance for the type of securities invested in, the actual long-term historical performance of plan assets and the impact of current economic conditions, if any, on long-term historical returns.


SENSITIVITY OF A ONE-PERCENTAGE-POINT                                         ONE PERCENT               ONE PERCENT
CHANGE IN HEALTH CARE TREND RATES                                               INCREASE                  DECREASE
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Effect on Total of Postretirement Health and Life Service and Interest Cost        $0.7                     $(0.5)
Effect on Postretirement Health and Life Obligation                               $14.2                    $(12.1)
------------------------------------------------------------------------------------------------------------------------

                                                                                                   POSTRETIREMENT
                                                            PENSION                              HEALTH AND LIFE <F1>
PLAN ASSET ALLOCATIONS                              2004              2003                     2004             2003
------------------------------------------------------------------------------------------------------------------------
Equity Securities                                   60.4%             61.6%                    64.4%            62.2%
Debt Securities                                     30.9              27.8                     34.9             36.3
Real Estate                                          2.2               2.8                        -                -
Venture Capital                                      5.2               5.6                        -                -
Cash                                                 1.3               2.2                      0.7              1.5
------------------------------------------------------------------------------------------------------------------------

                                                   100.0%            100.0%                   100.0%           100.0%
------------------------------------------------------------------------------------------------------------------------

<F1> Included VEBAs and irrevocable grantor trust.

Pension plan equity securities include ALLETE common stock in the amounts of $22.6 million (7.3% of total plan assets) and $25.8 million (9.1% of total plan assets) at September 30, 2004 and 2003, respectively.

ALLETE 2004 Form 10-K                                                    Page 72

To achieve strong returns within managed risk, we diversify our asset portfolio to approximate the target allocations in the table below. Equity securities are diversified among domestic companies with large, mid and small market capitalizations, as well as investments in international companies. In addition, all debt securities must have a Standard & Poor's credit rating of A or higher.

                                                                           POSTRETIREMENT
PLAN ASSET TARGET ALLOCATIONS               PENSION                      HEALTH AND LIFE <F1>
---------------------------------------------------------------------------------------------
Equity Securities                             58%                                62%
Debt Securities                               30                                 35
Real Estate                                    5                                  -
Venture Capital                                6                                  -
Cash                                           1                                  3
---------------------------------------------------------------------------------------------

                                             100%                               100%
---------------------------------------------------------------------------------------------

<F1> Included VEBAs and irrevocable grantor trust.

We expect to contribute approximately $6 million to our postretirement health and life plans in 2005. We are not required to make any contributions to our defined benefit pension plans in 2005.

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act)," which provides accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 requires that the accumulated postretirement benefit obligation and postretirement benefit cost reflect the impact of the Act upon adoption. We provide postretirement health benefits that include prescription drug benefits and have concluded that our prescription drug benefits will qualify us for the federal subsidy to be provided for under the Act. We adopted FSP 106-2 in the third quarter of 2004. The impact of adoption reduced our after-tax postretirement medical expense by $1.6 million for 2004.

Page 73                                                    ALLETE 2004 Form 10-K

NOTE 17.   EMPLOYEE STOCK AND INCENTIVE PLANS

EMPLOYEE STOCK OWNERSHIP PLAN. We sponsor a leveraged employee stock ownership plan (ESOP) within the Retirement Savings and Stock Ownership Plan (RSOP) that covers certain eligible employees. In 1989, the ESOP used the proceeds from a $16.5 million third-party loan, guaranteed by us, to purchase 0.4 million shares of our common stock on the open market. This loan was fully repaid in 2004, and all shares originally purchased with loan proceeds have been allocated to participants. In 1990, the ESOP issued a $75 million note (term not to exceed 25 years at 10.25%) to us as consideration for 1.9 million shares of our newly issued common stock. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less available dividends received by the ESOP. The majority of dividends received by the ESOP are used to pay debt service, with the balance distributed to participants. The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to participants, based on the proportion of debt service paid in the year. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; available dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $5.0 million in 2004 ($3.7 million in 2003; $3.9 million in 2002).

As a result of the September 2004 spin-off of ADESA, the ESOP received 3.3 million shares of ADESA stock related to unearned ESOP shares that have not been allocated to participants. The ESOP was required to sell the ADESA stock and use the proceeds to purchase ALLETE common stock on the open market. In accordance with a private letter ruling received from the Internal Revenue Service in December 2004, the ESOP has until May 2006 to complete the sale of ADESA stock and the purchase of ALLETE common stock. At December 31, 2004, the ESOP had sold all of these ADESA shares. The 3.3 million ADESA shares sold by the ESOP in 2004 resulted in total proceeds of $65.9 million and an after-tax gain of $11.5 million, which we recognized in the fourth quarter of 2004. The ESOP used $35.6 million of the proceeds to purchase 1.0 million shares of ALLETE common stock during the fourth quarter of 2004. Under the direction of an independent trustee, the ESOP had $30.3 million of cash available at December 31, 2004 to purchase ALLETE common stock; we reported the cash held by the ESOP as Restricted Cash on our consolidated balance sheet. During January 2005, the trustee purchased an additional 0.5 million shares of ALLETE common stock and $8.9 million remains as Restricted Cash.

As of January 31, 2005, participants in the RSOP had $52.2 million, or 2.5 million shares, invested in ADESA common stock. Beginning later in 2005, the RSOP trustee will be selling the ADESA common stock and purchasing ALLETE common stock according to the requirements of the RSOP. Participants may transfer out of the ADESA common stock fund at any time. That decision also initiates a sale of ADESA common stock but may not initiate an ALLETE purchase, unless the participant chooses to transfer to the ALLETE common stock fund.

Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held and purchased by the ESOP will be treated as unearned ESOP shares and not considered as outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants.

YEAR ENDED DECEMBER 31                           2004             2003              2002
---------------------------------------------------------------------------------------------
MILLIONS
ESOP Shares
     Allocated                                    1.4               1.2              1.3
     Unallocated                                  2.0               1.1              1.2
---------------------------------------------------------------------------------------------

     Total                                        3.4               2.3              2.5
---------------------------------------------------------------------------------------------

Fair Value of Unallocated Shares                $72.7            $105.0            $84.0
---------------------------------------------------------------------------------------------

STOCK OPTION AND AWARD PLANS. We have an Executive Long-Term Incentive Compensation Plan (Executive Plan) and a Director Long-Term Stock Incentive Plan (Director Plan). The Executive Plan allows for the grant of up to 3.2 million shares of our common stock to key employees. To date, these grants have taken the form of stock options, performance share awards and restricted stock awards. The Director Plan allows for the grant of up to 0.1 million shares of our common stock to nonemployee directors. Each nonemployee director may receive an annual grant of 500 stock options and a biennial grant of performance shares equal to $10,000 in value of common stock at the date of grant. No grants have been made since 2003 under the Director Plan. Stock options are exercisable at the market price of common shares on the date the options are granted and vest in equal annual installments over two years, with expiration ten years from the date of grant. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of ALLETE.
Restricted stock vests once certain periods of time have elapsed. At December 31, 2004, 1.3 million shares were held in reserve for future issuance under the Executive Plan and Director Plan.

ALLETE 2004 Form 10-K                                                    Page 74

                                                2004                        2003                          2002
                                        --------------------------------------------------------------------------------
                                                    AVERAGE                      AVERAGE                       AVERAGE
                                                   EXERCISE                     EXERCISE                      EXERCISE
STOCK OPTION ACTIVITY <F1>               OPTIONS     PRICE            OPTIONS     PRICE             OPTIONS     PRICE
------------------------------------------------------------------------------------------------------------------------
OPTIONS IN MILLIONS
Outstanding, Beginning of Period            0.8      $64.47              0.8      $67.44               0.8     $60.54
Granted                                     0.1      $97.65              0.2      $61.77               0.2     $77.76
Exercised                                  (0.4)     $67.14             (0.2)     $61.32              (0.2)    $56.10
Cancelled                                     -           -                -      $68.13                 -     $71.31
------------------------------------------------------------------------------------------------------------------------

Outstanding, End of Period                  0.5      $69.85              0.8      $64.47               0.8     $67.44
------------------------------------------------------------------------------------------------------------------------

Exercisable, End of Period                    -           -              0.5      $67.26               0.4     $60.69

Fair Value of Options
     Granted During the Period           $20.01                        $8.16                        $13.65
------------------------------------------------------------------------------------------------------------------------

<F1>  All amounts above are prior to the ADESA spin-off and the historical option and average  exercise prices have been adjusted for  the one-for-three  reverse stock  split  on  September  20, 2004.  The 2004  amounts  are up to  the
      September 20, 2004 spin-off of ADESA.

                                                                                    2004
                                                                              -------------------
                                                                                         AVERAGE
                                                                                        EXERCISE
STOCK OPTION ACTIVITY <F1>                                                     OPTIONS     PRICE
-------------------------------------------------------------------------------------------------
OPTIONS IN MILLIONS
Outstanding as of September 20, 2004, after spin-off                             0.5     $28.56
Granted                                                                            -          -
Exercised                                                                       (0.1)    $24.40
Cancelled                                                                          -          -
-------------------------------------------------------------------------------------------------

Outstanding, End of Year                                                         0.4     $28.94
-------------------------------------------------------------------------------------------------

Exercisable, End of Year                                                         0.3     $26.57
-------------------------------------------------------------------------------------------------

<F1> Amounts subsequent to the ADESA spin-off.

The employee stock options outstanding at the date of the spin-off were converted to reflect the spin-off and one-for-three reverse stock split. This conversion was done to preserve the noncompensatory nature of the options under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

At December 31, 2004, options outstanding consisted of less than 0.1 million with an exercise price of $15.88 to $18.85, 0.3 million with an exercise price of $23.79 to $29.79 and 0.1 million with an exercise price of $37.76. The options with an exercise price of $23.79 to $29.79 have an average remaining contractual life of 6.6 years, with 0.3 million exercisable on December 31, 2004, at an average price of $27.46. The options with an exercise price of $37.76 have an average remaining contractual life of 9 years, with 0.1 million exercisable on December 31, 2004.

A total of 0.1 million performance share grants were awarded in February 2004 for performance periods ending in 2005 and 2006. The ultimate issuance is contingent upon the attainment of certain future performance goals of ALLETE during the performance periods. The grant date fair value of the performance share awards was $1.6 million.

A total of 0.1 million performance share grants were awarded in 2002 and 2003 for the performance period ended December 31, 2003. The grant date fair value of the share awards was $8.3 million. In early 2004, 50% of the shares were issued with the balance to be issued in 2005.

In February 2005, we granted stock options to purchase less than 0.1 million shares of common stock (exercise price of $41.35 per share).

EMPLOYEE STOCK PURCHASE PLAN. We have an Employee Stock Purchase Plan that permits eligible employees to buy up to $23,750 per year of our common stock at 95% of the market price. At December 31, 2004, 1.3 million shares had been issued under the plan and 0.1 million shares were held in reserve for future issuance.

Page 75                                                    ALLETE 2004 Form 10-K

NOTE 18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year. Financial results for the first quarter of 2004 included a $7.8 million, or $0.27 per share, non-cash after-tax charge for a change in accounting principle related to investments in our emerging technology portfolio. Financial results for the third quarter of 2004 included a $10.9 million, or $0.38 per share, after-tax debt prepayment cost as part of ALLETE's financial restructuring in preparation for the spin-off of ADESA, which occurred on September 20, 2004. Financial results for the fourth quarter of 2004 included an $11.5 million, or $0.41 per share, after-tax gain on the sale of ADESA shares held by our ESOP. The ESOP received the ADESA shares as a result of the spin-off.

Financial results for 2003 included a $71.6 million, or $2.59 per share, after-tax gain on the sale of substantially all our Water Services businesses ($0.2 million first quarter and second quarter; $3.0 million, or $0.11 per share, third quarter; $68.2 million, or $2.47 per share, fourth quarter). The gain was net of all selling, transaction and employee termination benefit expenses, as well as impairment losses on certain remaining assets.

QUARTER ENDED                                              MAR. 31           JUN. 30         SEPT. 30           DEC. 31
-------------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT EARNINGS PER SHARE
2004

Operating Revenue                                           $209.0           $186.2            $177.6           $178.6

Operating Income from Continuing Operations                  $42.7            $18.8             $23.2            $15.1

Net Income (Loss)    Continuing Operations                   $21.4            $ 2.4             $(0.6)           $15.9
                     Discontinued Operations                  31.3             34.3              13.7             (6.2)
                     Change in Accounting Principle           (7.8)               -                 -                -
-------------------------------------------------------------------------------------------------------------------------

                                                             $44.9            $36.7            $ 13.1             $9.7

Earnings Available for Common Stock                          $44.9            $36.7            $ 13.1             $9.7

Earnings (Loss) Per Share of Common Stock
     Basic     Continuing Operations                         $0.77            $0.08            $(0.03)           $0.57
               Discontinued Operations                        1.11             1.21              0.48            (0.22)
               Change in Accounting Principle                (0.28)               -                 -                -
-------------------------------------------------------------------------------------------------------------------------

                                                             $1.60            $1.29            $ 0.45            $0.35

     Diluted   Continuing Operations                         $0.76            $0.08            $(0.02)           $0.55
               Discontinued Operations                        1.10             1.21              0.47            (0.21)
               Change in Accounting Principle                (0.27)               -                 -                -
-------------------------------------------------------------------------------------------------------------------------

                                                             $1.59            $1.29            $ 0.45            $0.34

2003

Operating Revenue                                           $186.0           $171.4            $169.0           $165.9

Operating Income from Continuing Operations                  $26.9            $20.3             $30.3            $18.6

Net Income     Continuing Operations                         $11.3            $ 3.4             $10.9           $  4.2
               Discontinued Operations                        33.0             41.0              36.7             95.9
-------------------------------------------------------------------------------------------------------------------------

                                                             $44.3            $44.4             $47.6           $100.1

Earnings Available for Common Stock                          $44.3            $44.4             $47.6           $100.1

Earnings Per Share of Common Stock
     Basic     Continuing Operations                         $0.41            $0.12             $0.40            $0.15
               Discontinued Operations                        1.21             1.49              1.32             3.46
-------------------------------------------------------------------------------------------------------------------------

                                                             $1.62            $1.61             $1.72            $3.61

     Diluted   Continuing Operations                         $0.41            $0.12             $0.40            $0.15
               Discontinued Operations                        1.20             1.49              1.31             3.44
-------------------------------------------------------------------------------------------------------------------------

                                                             $1.61            $1.61             $1.71            $3.59
-------------------------------------------------------------------------------------------------------------------------

ALLETE 2004 Form 10-K                                                    Page 76

                                                                     SCHEDULE II

ALLETE
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     BALANCE AT          ADDITIONS            DEDUCTIONS   BALANCE AT
                                                      BEGINNING     CHARGED       OTHER          FROM        END OF
FOR THE YEAR ENDED DECEMBER 31                         OF YEAR     TO INCOME     CHANGES     RESERVES <F1>   PERIOD
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Reserve Deducted from Related Assets

     Reserve For Uncollectible Accounts

        2004    Trade Accounts Receivable                 $1.3        $1.7          -           $1.0            $2.0
                Finance Receivables - Long-Term            1.2           -          -            0.5             0.7

        2003    Trade Accounts Receivable                  2.2        (0.1)         -            0.8             1.3
                Finance Receivables - Long-Term            1.7           -          -            0.5             1.2

        2002    Trade Accounts Receivable                  1.4         2.2          -            1.4             2.2
                Finance Receivables - Long-Term            2.7         0.4          -            1.4             1.7

     Deferred Asset Valuation Allowance

        2004    Deferred Tax Assets                        0.2         0.9          -              -             1.1

        2003    Deferred Tax Assets                        0.1         0.1          -              -             0.2

        2002    Deferred Tax Assets                        0.0         0.1          -              -             0.1

------------------------------------------------------------------------------------------------------------------------

<F1> Included uncollectible accounts written off.

Page 77                                                    ALLETE 2004 Form 10-K

                                  EXHIBIT INDEX

EXHIBIT NUMBER

    10(c)    -     Master   Agreement   (without   Appendices   and   Exhibits),
                   dated  December 28, 2004,  by and between  Rainy River Energy
                   Corporation and Constellation Energy Commodities Group, Inc.

   10(d)2    -     First  Amendment  to  Third Amended  and  Restated  Committed
                   Facility Letter, dated December 14, 2004, by and among ALLETE and LaSalle Bank National Association, as Agent.

   10(k)4    -     Form of  ALLETE  Executive  Long-Term  Incentive Compensation
                   Plan Nonqualified Stock Option Grant.

   10(k)5    -     Form of  ALLETE  Executive  Long-Term  Incentive Compensation
                   Plan Performance Share Grant.

       12    -     Computation of Ratios of Earnings to Fixed Charges.

    23(a)    -     Consent of Independent Registered Public Accounting Firm.

    23(b)    -     Consent of General Counsel.

    31(a)    -     Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
                   Officer Pursuant to Section 302 of the  Sarbanes-Oxley Act of
                   2002.

    31(b)    -     Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
                   Officer Pursuant to Section 302 of the  Sarbanes-Oxley Act of
                   2002.

       32    -     Section 1350  Certification of Annual  Report  by  the  Chief
                   Executive  Officer and Chief  Financial  Officer  Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.


                                                           ALLETE 2004 Form 10-K