Form 10-Q
period 2005-03-31
ALLETE INC
filed 2005-04-29
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2005

                                       or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 1-3548


                                  ALLETE, INC.
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                                41-0418150
        (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                  Identification No.)

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


                           Common Stock, no par value,
                          29,820,595 shares outstanding
                              as of March 31, 2005

                                     INDEX
                                                                          Page

Definitions                                                                 2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                          3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 2005 and December 31, 2004                     4

              Consolidated Statement of Income -
                   Quarter Ended March 31, 2005 and 2004                    5

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 2005 and 2004                    6

              Notes to Consolidated Financial Statements                    7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     18

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                             25

         Item 4.   Controls and Procedures                                 26

Part II. Other Information

         Item 1.   Legal Proceedings                                       27

         Item 2.   Unregistered Sales of Equity Securities and
                   Use of Proceeds                                         27

         Item 3.   Defaults Upon Senior Securities                         27

         Item 4.   Submission of Matters to a Vote of Security Holders     27

         Item 5.   Other Information                                       27

         Item 6.   Exhibits                                                30

Signatures                                                                 31





1                     ALLETE First Quarter 2005 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM                  TERM
--------------------------------------------------------------------------------

2004 Form 10-K                           ALLETE's Annual Report on Form 10-K for
                                             the Year Ended December 31, 2004
ADESA                                    ADESA, Inc.
AICPA                                    American Institute of Certified Public
                                             Accountants
ALLETE                                   ALLETE, Inc.
ALLETE Properties                        ALLETE Properties, Inc.
APB                                      Accounting Principles Board
Aqua America                             Aqua America, Inc.
BNI Coal                                 BNI Coal, Ltd.
Boswell                                  Boswell Energy Center
Company                                  ALLETE, Inc. and its subsidiaries
Constellation Energy Commodities         Constellation Energy Commodities Group,
                                             Inc.
Enventis Telecom                         Enventis Telecom, Inc.
EPA                                      Environmental Protection Agency
ESOP                                     Employee Stock Ownership Plan
FASB                                     Financial Accounting Standards Board
FERC                                     Federal Energy Regulatory Commission
Florida Landmark                         Florida Landmark Communities, Inc.
Florida Water                            Florida Water Services Corporation
FPSC                                     Florida Public Service Commission
FSP                                      Financial Accounting Standards Board
                                             Staff Position
GAAP                                     Accounting Principles Generally
                                             Accepted in the United States
Hibbard                                  Hibbard Energy Center
Laskin                                   Laskin Energy Center
Minnesota Power                          An operating division of ALLETE, Inc.
Minnkota Power                           Minnkota Power Cooperative, Inc.
MISO                                     Midwest Independent Transmission System
                                             Operator, Inc.
MPUC                                     Minnesota Public Utilities Commission
MW                                       Megawatt(s)
Note ___                                 Note ___ to the consolidated financial
                                             statements in this Form 10-Q
PSCW                                     Public Service Commission of Wisconsin
Rainy River Energy                       Rainy River Energy Corporation
SEC                                      Securities and Exchange Commission
SFAS                                     Statement of Financial Accounting
                                             Standards No.
Split Rock Energy                        Split Rock Energy LLC
Square Butte                             Square Butte Electric Cooperative
SWL&P                                    Superior Water, Light and Power Company
Taconite Harbor                          Taconite Harbor Energy Center
WDNR                                     Wisconsin Department of Natural
                                             Resources

                      ALLETE First Quarter 2005 Form 10-Q                      2

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of ALLETE in this Quarterly Report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "will likely result," "will continue," "could," "may," "potential," "target," "outlook" or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, risks and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

  -   our ability to successfully implement our strategic objectives;
  - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the FPSC, the PSCW, and various local and county regulators, and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, real estate development, operation and construction of plant facilities,
      recovery  of  purchased   power  and  capital   investments,   present  or
      prospective wholesale and retail competition (including but not limited to transmission costs), and zoning and permitting of land held for resale;
  -   effects of restructuring initiatives in the electric industry;
  -   economic and geographic factors, including political and economic risks;
  -   changes in and compliance with environmental and safety laws and policies;
  -   weather conditions;
  -   natural disasters;
  -   war and acts of terrorism;
  -   wholesale power market conditions;
  -   population growth rates and demographic patterns;
  - the effects of competition, including competition for retail and wholesale customers;
  -   pricing and transportation of commodities;
  -   changes in tax rates or policies or in rates of inflation;
  -   unanticipated project delays or changes in project costs;
  -   unanticipated changes in operating expenses and capital expenditures;
  -   global and domestic economic conditions;
  -   our ability to access capital markets;
  -   changes in interest rates and the performance of the financial markets;
  -   competition for economic expansion or development opportunities;
  -   our ability to manage expansion and integrate acquisitions; and
  - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7 under the heading "Factors that May Affect Future Results" beginning on page 36 of our 2004 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in our 2004 Form 10-K and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

3                     ALLETE First Quarter 2005 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                       ALLETE
                                             CONSOLIDATED BALANCE SHEET
                                                Millions - Unaudited

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2005               2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $  213.2           $  194.1
     Restricted Cash                                                                       -               30.3
     Accounts Receivable (Less Allowance of $2.1 and $2.0)                              79.7               86.1
     Inventories                                                                        33.5               34.0
     Prepayments and Other                                                              27.2               21.6
     Discontinued Operations                                                             2.0                2.0
-------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           355.6              368.1

Property, Plant and Equipment - Net                                                    880.8              883.1

Investments                                                                            118.9              124.5

Other Assets                                                                            50.3               52.8

Discontinued Operations                                                                  2.5                2.9
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,408.1           $1,431.4
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   34.8           $   40.0
     Accrued Taxes                                                                      38.0               23.3
     Accrued Interest                                                                    4.8                6.9
     Long-Term Debt Due Within One Year                                                  1.9                1.8
     Deferred Profit on Sales of Real Estate                                             2.0                1.1
     Other                                                                              16.7               24.7
     Discontinued Operations                                                             5.4               12.0
-------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      103.6              109.8

Long-Term Debt                                                                         389.6              390.2

Accumulated Deferred Income Taxes                                                      140.7              143.9

Other Liabilities                                                                      150.3              151.4

Minority Interest                                                                        6.4                5.6

Commitments and Contingencies
-------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              790.6              800.9
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized
     29.8 and 29.7 Shares Outstanding                                                  406.3              400.1

Unearned ESOP Shares                                                                   (80.7)             (51.4)

Accumulated Other Comprehensive Loss                                                   (11.3)             (11.4)

Retained Earnings                                                                      303.2              293.2
-------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     617.5              630.5
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,408.1           $1,431.4
-------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.



                      ALLETE First Quarter 2005 Form 10-Q                      4

                                                       ALLETE
                                          CONSOLIDATED STATEMENT OF INCOME
                                    Millions Except Per Share Amounts - Unaudited
                                                                                              QUARTER ENDED
                                                                                                MARCH 31,
                                                                                        2005                 2004
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                                                      $206.9               $209.0
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                                            69.1                 68.9
     Operating and Maintenance                                                           83.1                 83.6
     Depreciation                                                                        12.6                 12.4
-------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                                       164.8                164.9
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                                              42.1                 44.1
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                                                    (6.8)                (9.1)
     Other                                                                               (4.2)                 0.4
-------------------------------------------------------------------------------------------------------------------

         Total Other Expense                                                            (11.0)                (8.7)
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST AND INCOME TAXES                                           31.1                 35.4

MINORITY INTEREST                                                                         1.2                  1.4
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                    29.9                 34.0

INCOME TAX EXPENSE                                                                       11.9                 12.6
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                               18.0                 21.4

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAX                                  (0.6)                31.3

CHANGE IN ACCOUNTING PRINCIPLE - NET OF TAX                                                 -                 (7.8)
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                             $ 17.4               $ 44.9
-------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                                               27.2                 28.1
     Diluted                                                                             27.4                 28.3
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                                              $0.66                $0.77
     Discontinued Operations                                                            (0.02)                1.11
     Change in Accounting Principle                                                         -                (0.28)
-------------------------------------------------------------------------------------------------------------------

                                                                                        $0.64                $1.60
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                                              $0.66                $0.76
     Discontinued Operations                                                            (0.02)                1.10
     Change in Accounting Principle                                                         -                (0.27)
-------------------------------------------------------------------------------------------------------------------

                                                                                        $0.64                $1.59
-------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                                                   $0.3000              $0.8475
-------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.



5                     ALLETE First Quarter 2005 Form 10-Q

                                                       ALLETE
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                Millions - Unaudited

                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                     2005                    2004
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Income from Continuing Operations                                            $ 18.0                  $ 13.6
       Change in Accounting Principle                                                    -                     7.8
       Loss on Impairment of Investments                                               5.1                       -
       Depreciation                                                                   12.6                    12.4
       Deferred Income Taxes                                                          (3.6)                    0.8
       Minority Interest                                                               0.8                    (0.2)
       Changes in Operating Assets and Liabilities
          Accounts Receivable                                                          6.4                    (4.3)
          Inventories                                                                  0.5                     2.3
          Prepayments and Other                                                       (5.6)                  (10.0)
          Accounts Payable                                                            (5.2)                   (2.1)
          Other Current Liabilities                                                    6.5                   (11.8)
       Other Assets                                                                    2.5                     2.4
       Other Liabilities                                                              (0.7)                    3.9
       Net Operating Activities from (for) Discontinued Operations                    (6.2)                   62.2
-------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                          31.1                    77.0
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Available-For-Sale Securities                               -                     1.4
       Changes to Investments                                                         (2.4)                   11.2
       Additions to Property, Plant and Equipment                                     (9.5)                  (13.8)
       Other                                                                           1.7                     2.4
       Net Investing Activities for Discontinued Operations                              -                    (0.9)
-------------------------------------------------------------------------------------------------------------------

              Cash from (for) Investing Activities                                   (10.2)                    0.3
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                        6.2                    23.2
       Issuance of Long-Term Debt                                                        -                     2.8
       Reductions of Long-Term Debt                                                   (0.6)                   (4.1)
       Dividends on Common Stock                                                      (7.4)                  (22.8)
       Net Financing Activities from Discontinued Operations                             -                     0.7
-------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                           (1.8)                   (0.2)
-------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH - DISCONTINUED OPERATIONS                        -                    (2.5)
-------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                   19.1                    74.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                195.3                   229.5
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $214.4                  $304.1
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
          Interest - Net of Capitalized                                              $10.6                   $18.4
          Income Taxes                                                                $1.4                   $29.6
-------------------------------------------------------------------------------------------------------------------

<F1>  Included $1.2 million of cash from Discontinued Operations at March 31, 2005 ($210.0 million at March 31, 2004)
      and $1.2 million at December 31, 2004($116.1 million at December 31, 2003).

                          The accompanying notes are an integral part of these statements.



                      ALLETE First Quarter 2005 Form 10-Q                      6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2004 Form 10-K. In our opinion, all adjustments necessary for a fair statement of the results for the interim periods have been included. The results of operations for an interim period may not give a true indication of the results for the year.



NOTE 1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE REVENUE AND EXPENSE RECOGNITION. Full profit recognition is recorded on sales upon closing, provided cash collections are at least 20 percent of the contract price and the other requirements of SFAS 66, "Accounting for Sales of Real Estate," are met. In certain cases, where there are obligations to perform significant development activities after the date of sale, we recognize profit on these sales on a percentage of completion basis in accordance with SFAS 66. Pursuant to this method of accounting, gross profit is recognized based upon the relationship of development costs incurred as of that date to the total estimated costs to develop the parcels, including all related amenities or common costs of the entire project. Revenue and cost of real estate sold in excess of the amount recognized based on the percentage of completion method is deferred and recognized as revenue and cost of real estate sold during the period in which the related development costs are incurred. Revenue and cost of real estate sold deferred are recorded net as Deferred Profit on Sales of Real Estate on our consolidated balance sheet.

Land held for sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels. Real estate costs include the cost of land acquired, subsequent development costs and costs of improvements, capitalized development period interest, real estate taxes, and payroll costs of certain employees devoted directly to the development effort. These real estate costs incurred are capitalized to the cost of real estate parcels based upon the relative sales value of parcels within each development project in accordance with SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." When real estate is sold, the cost of sale includes the actual costs incurred and the estimate of future completion costs allocated to the real estate sold based upon the relative sales value method.

Whenever events or circumstances indicate that the carrying value of the real estate may not be recoverable, impairment losses would be recorded and the related assets would be adjusted to their estimated fair value, less costs to sell.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.


                                              MARCH 31,             DECEMBER 31,
INVENTORIES                                     2005                   2004
----------------------------------------------------------------------------------
MILLIONS

Fuel                                            $13.1                  $11.4
Materials and Supplies                           19.0                   20.4
Other                                             1.4                    2.2
----------------------------------------------------------------------------------

                                                $33.5                  $34.0
----------------------------------------------------------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized in net income for performance share awards was approximately $0.3 million for the quarter ended March 31, 2005 ($0.4 million for the quarter ended March 31, 2004). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

7                     ALLETE First Quarter 2005 Form 10-Q

                                                                                                QUARTER ENDED
EFFECT OF SFAS 123                                                                                MARCH 31,
ACCOUNTING FOR STOCK-BASED COMPENSATION                                                     2005            2004
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Net Income
       As Reported                                                                          $17.4          $44.9
       Plus:  Employee Stock Compensation Expense
              Included in Net Income - Net of Tax                                             0.3            0.4
       Less:  Employee Stock Compensation Expense
              Determined Under SFAS 123 - Net of Tax                                          0.4            0.5
-------------------------------------------------------------------------------------------------------------------

       Pro Forma                                                                            $17.3          $44.8
-------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
       As Reported                                                                          $0.64          $1.60
       Pro Forma                                                                            $0.64          $1.60

Diluted Earnings Per Share
       As Reported                                                                          $0.64          $1.59
       Pro Forma                                                                            $0.63          $1.59
-------------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                                            2005            2004
-------------------------------------------------------------------------------------------------------------------

Risk-Free Interest Rate                                                                      3.7%            3.3%
Expected Life - Years                                                                           5               5
Expected Volatility                                                                         20.0%           28.1%
Dividend Growth Rate                                                                           5%              2%
-------------------------------------------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS. In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005. While the SEC has permitted delayed application of SFAS 123(R) until fiscal years beginning after June 15, 2005, we intend to adopt SFAS 123(R) in the third quarter of 2005. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. Historically, we have elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We estimate that the impact of adoption of SFAS 123(R) in 2005 will be an additional expense of approximately $0.2 million after tax.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Interpretation 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Interpretation No. 47 is effective for fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). Retroactive application of interim financial information is permitted, but not required. We are evaluating the impact of this Interpretation, but do not expect it to have a material impact on the Company.

                      ALLETE First Quarter 2005 Form 10-Q                      8

NOTE 2.    BUSINESS SEGMENTS

In 2005, we began allocating corporate charges and interest expenses to our business segments. For comparative purposes, segment information for 2004 has been restated to reflect the new allocation method used in 2005 for corporate charges and interest expense.

                                                                            NONREGULATED
                                                              REGULATED        ENERGY         REAL
                                              CONSOLIDATED     UTILITY       OPERATIONS       ESTATE       OTHER
-------------------------------------------------------------------------------------------------------------------

Millions

FOR THE QUARTER ENDED MARCH 31, 2005

Operating Revenue                                $206.9        $147.6            $27.9        $17.7        $13.7
Fuel and Purchased Power                           69.1          61.5              7.6            -            -
Operating and Maintenance                          83.1          51.1             15.1          4.5         12.4
Depreciation Expense                               12.6           9.8              2.0            -          0.8
-------------------------------------------------------------------------------------------------------------------

Operating Income from Continuing Operations        42.1          25.2              3.2         13.2          0.5
Interest Expense                                   (6.8)         (4.3)            (1.3)           -         (1.2)
Other Income (Expense)                             (4.2)            -              0.2            -         (4.4)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes      31.1          20.9              2.1         13.2         (5.1)
Minority Interest                                   1.2             -                -          1.2            -
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            29.9          20.9              2.1         12.0         (5.1)
Income Tax Expense (Benefit)                       11.9           8.0              0.5          5.1         (1.7)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           18.0        $ 12.9             $1.6        $ 6.9        $(3.4)
                                                               ----------------------------------------------------

Loss from Discontinued Operations - Net of Tax     (0.6)
--------------------------------------------------------

Net Income                                       $ 17.4
--------------------------------------------------------

Total Assets                                   $1,408.1<F1>    $915.4           $150.9        $72.1       $265.2
Property, Plant and Equipment - Net              $880.8        $726.2           $116.1            -        $38.5
Accumulated Depreciation                         $776.7        $725.0            $41.5            -        $10.2
Capital Expenditures                               $9.5<F1>      $8.2             $0.7            -         $0.6

FOR THE QUARTER ENDED MARCH 31, 2004

Operating Revenue                                $209.0        $141.4            $29.0        $27.6        $11.0
Fuel and Purchased Power                           68.9          57.1             11.8            -            -
Operating and Maintenance                          83.6          49.7             14.5          7.7         11.7
Depreciation Expense                               12.4           9.9              1.8            -          0.7
-------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                       44.1          24.7              0.9         19.9         (1.4)
Interest Expense                                   (9.1)         (4.7)            (1.2)        (0.1)        (3.1)
Other Income (Expense)                              0.4             -             (0.5)           -          0.9
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes      35.4          20.0             (0.8)        19.8         (3.6)
Minority Interest                                   1.4             -                -          1.4            -
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            34.0          20.0             (0.8)        18.4         (3.6)
Income Tax Expense (Benefit)                       12.6           7.5             (0.6)         7.5         (1.8)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           21.4        $ 12.5            $(0.2)       $10.9        $(1.8)
                                                               ----------------------------------------------------

Income from Discontinued Operations - Net of Tax   31.3

Change in Accounting Principle                     (7.8)
----------------------------------------------------------

Net Income                                       $ 44.9
----------------------------------------------------------

Total Assets                                   $3,353.4<F1>    $909.1           $185.5         $75.5      $179.3
Property, Plant and Equipment - Net              $921.3        $728.3           $153.2             -       $39.8
Accumulated Depreciation                         $745.9        $700.8            $37.5             -        $7.6
Capital Expenditures                              $16.6<F1>      $8.9             $3.3             -        $1.6

-------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $4.5 million of total assets in 2005 ($2,004.0 million in 2004) and $0 of capital expenditures in 2005 ($2.8 million in 2004).

9                     ALLETE First Quarter 2005 Form 10-Q

NOTE 3.    INVESTMENTS

At March 31, 2005, Investments included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, and our emerging technology investments.

                                                  MARCH 31,                DECEMBER 31,
INVESTMENTS                                         2005                       2004
-----------------------------------------------------------------------------------------
Millions

Real Estate Assets                                 $ 72.1                     $ 75.1
Debt and Equity Securities                           38.3                       35.8
Emerging Technology Investments                       8.5                       13.6
-----------------------------------------------------------------------------------------

                                                   $118.9                     $124.5
-----------------------------------------------------------------------------------------

REAL ESTATE. At March 31, 2005, real estate assets included land of $45.9 million ($47.2 million at December 31, 2004), long-term finance receivables of $8.3 million ($9.7 million at December 31, 2004) and $17.9 million ($18.2 million at December 31, 2004) of other assets, which consisted primarily of a shopping center. Finance receivables have maturities ranging up to ten years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.6 million at March 31, 2005 ($0.7 million at December 31, 2004).

EMERGING TECHNOLOGY INVESTMENTS. In March 2005, we recorded $5.1 million ($3.3 million after tax) of impairment losses related to certain privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. The total carrying value of our direct investments in privately-held, start-up companies at March 31, 2005, was zero. Our remaining emerging technology investments consist of our interests in certain venture capital funds. We account for these investments under the equity method.



NOTE 4.    SHORT-TERM AND LONG-TERM DEBT

On March 16, 2005, Florida Landmark, an 80 percent owned subsidiary of ALLETE, entered into an $8.5 million revolving development loan with CypressCoquina Bank. The revolving development loan has an interest rate equal to the prime rate, with an initial term of 36 months. The term of the loan may be extended 24 months, if certain conditions are met. The loan is guaranteed by Lehigh Acquisition Corporation, an 80 percent owned subsidiary of ALLETE.

On March 31, 2005, ALLETE executed a bond purchase agreement with certain institutional buyers in the private placement market to sell $35 million of ALLETE's first mortgage bonds. When issued, on or about August 1, 2005, the bonds will carry an interest rate of 5.28% and will have a term of 15 years. ALLETE intends to use the proceeds from the bonds to redeem a portion of ALLETE's outstanding long-term debt.



NOTE 5.    OTHER INCOME (EXPENSE)

                                                                             QUARTER ENDED
                                                                               MARCH 31,
                                                                         2005            2004
------------------------------------------------------------------------------------------------
Millions

Loss on Emerging Technology Investments (See Note 3.)                   $(5.9)          $(0.5)
Investments and Other Income                                              1.7             0.9
------------------------------------------------------------------------------------------------

                                                                        $(4.2)          $ 0.4
------------------------------------------------------------------------------------------------


                      ALLETE First Quarter 2005 Form 10-Q                     10

NOTE 6.    INCOME TAX EXPENSE

                                                                                                QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                            2005            2004
-------------------------------------------------------------------------------------------------------------------
Millions

Current Tax Expense
     Federal                                                                               $12.4            $ 8.7
     State                                                                                   3.2              3.1
-------------------------------------------------------------------------------------------------------------------

                                                                                            15.6             11.8
-------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                                                                (3.1)             1.6
     State                                                                                  (0.3)            (0.2)
-------------------------------------------------------------------------------------------------------------------

                                                                                            (3.4)             1.4
-------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                                        (0.3)            (0.6)
-------------------------------------------------------------------------------------------------------------------

Income Tax Expense on Continuing Operations                                                 11.9             12.6
Income Tax Expense (Benefit) on Discontinued Operations                                     (0.4)            21.2
Income Tax Benefit on Change in Accounting Principle                                           -             (5.5)
-------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                                                   $11.5            $28.3
-------------------------------------------------------------------------------------------------------------------



NOTE 7.    DISCONTINUED OPERATIONS

AUTOMOTIVE SERVICES. On September 20, 2004, the spin-off of our Automotive Services business was completed by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. One share of ADESA common stock was distributed for each outstanding share of ALLETE common stock held at the close of business on the September 13, 2004, record date.

In June 2004, ADESA issued 6.3 million shares of common stock through an initial public offering priced at $24.00 per share. We accounted for the 6.6 percent public ownership of ADESA as a minority interest and continued to own and consolidate the remaining portion of ADESA until the spin-off was completed on September 20, 2004.

WATER SERVICES. In June 2004, we essentially concluded our strategy to exit our Water Services businesses when we completed the sale of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. Aqua America purchased our North Carolina water assets for $48 million and assumed approximately $28 million in debt, and also purchased 63 of our water and wastewater systems in Florida for $14 million. Seminole County purchased the remaining 9 Florida systems for a total of $4 million. The FPSC approved the Seminole County transaction in September 2004. The transaction relating to the sale of 63 water and wastewater systems in Florida to Aqua America remains subject to regulatory approval by the FPSC. The approval process may result in an adjustment to the final purchase price, based on the FPSC's determination of plant investment for the systems. A decision is expected in late 2005. Gains in 2004 from the sale of our North Carolina assets and the remaining systems in Florida were offset by an adjustment to gains reported in 2003, resulting in an overall net loss of $0.5 million in 2004 ($0.4 million loss first quarter; $5.8 million gain second quarter; $0.2 million loss third quarter; $5.7 million loss fourth quarter).

In February 2005, we sold our wastewater assets in Georgia for an immaterial gain. Florida Water continues to incur administrative expenses to support transfer proceedings with the FPSC.

11                    ALLETE First Quarter 2005 Form 10-Q

SUMMARY OF DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------------------------------------------
Millions
                                                                                               QUARTER ENDED
                                                                                                 MARCH 31,
INCOME STATEMENT                                                                            2005           2004
-------------------------------------------------------------------------------------------------------------------

Operating Revenue
     Automotive Services                                                                       -          $247.7
     Water Services                                                                            -             7.6
-------------------------------------------------------------------------------------------------------------------

                                                                                               -          $255.3
-------------------------------------------------------------------------------------------------------------------

Pre-Tax Income (Loss) from Operations
     Automotive Services                                                                       -          $ 53.5
     Water Services                                                                            -            (0.4)
-------------------------------------------------------------------------------------------------------------------

                                                                                               -            53.1
-------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
     Automotive Services                                                                       -            21.6
     Water Services                                                                            -            (0.2)
-------------------------------------------------------------------------------------------------------------------

                                                                                               -            21.4
-------------------------------------------------------------------------------------------------------------------

         Total Net Income from Operations                                                      -            31.7
-------------------------------------------------------------------------------------------------------------------

Loss on Disposal - Water Services                                                          $(1.0)           (0.6)

Income Tax Benefit - Water Services                                                         (0.4)           (0.2)
-------------------------------------------------------------------------------------------------------------------

         Net Loss on Disposal                                                               (0.6)           (0.4)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Discontinued Operations                                                 $(0.6)         $ 31.3
-------------------------------------------------------------------------------------------------------------------


                                                                            MARCH 31,                DECEMBER 31,
BALANCE SHEET INFORMATION                                                     2005                       2004
-------------------------------------------------------------------------------------------------------------------

Assets of Discontinued Operations
     Cash and Cash Equivalents                                                $1.2                        $1.2
     Other Current Assets                                                     $0.8                        $0.8
     Property, Plant and Equipment                                            $2.5                        $2.9

Liabilities of Discontinued Operations
     Current Liabilities                                                      $5.4                       $12.0
-------------------------------------------------------------------------------------------------------------------


NOTE 8.    COMPREHENSIVE INCOME

For the quarter ended March 31, 2005, total comprehensive income was $17.5 million ($42.8 million of income for the quarter ended March 31, 2004). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, additional pension liability and foreign currency translation adjustments.

ACCUMULATED OTHER COMPREHENSIVE                                                          MARCH 31,
INCOME (LOSS) - NET OF TAX                                                    2005                       2004
-------------------------------------------------------------------------------------------------------------------
Millions

Unrealized Gain on Securities                                                $  1.6                      $ 1.2
Additional Pension Liability                                                  (12.9)                      (9.8)
Foreign Currency Translation - Discontinued Operations                            -                       21.0
-------------------------------------------------------------------------------------------------------------------

                                                                             $(11.3)                     $12.4
-------------------------------------------------------------------------------------------------------------------

                      ALLETE First Quarter 2005 Form 10-Q                     12

NOTE 9.    EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. For the quarter ended March 31, 2005, options to purchase 119,077 shares of common stock (0 shares for the quarter ended March 31, 2004) were excluded from the computation of diluted earnings per share because they were anti-dilutive due to the option exercise prices being greater than the average market price of the common shares during the period.

                                                        QUARTER ENDED                       QUARTER ENDED
                                                       MARCH 31, 2005                      MARCH 31, 2004
                                             ----------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Income from Continuing Operations
     Before Change in Accounting Principle       $18.0         -        $18.0        $21.4         -        $21.4
Common Shares                                     27.2       0.2         27.4         28.1       0.2         28.3
Per Share from Continuing Operations             $0.66         -        $0.66        $0.77         -        $0.76
-------------------------------------------------------------------------------------------------------------------


NOTE 10.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                            POSTRETIREMENT HEALTH
                                                                  PENSION                         AND LIFE
                                             ----------------------------------------------------------------------
COMPONENTS OF PERIODIC BENEFIT EXPENSE                     2005             2004            2005             2004
-------------------------------------------------------------------------------------------------------------------
Millions

FOR THE QUARTER ENDED MARCH 31,

Service Cost                                               $2.2             $2.1            $1.0             $1.1
Interest Cost                                               5.3              5.2             1.7              1.8
Expected Return on Plan Assets                             (7.1)            (6.9)           (1.2)            (1.1)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    0.8              0.4             0.2              0.2
Amortization of Transition Obligation                       0.1              0.1             0.6              0.6
-------------------------------------------------------------------------------------------------------------------

Periodic Benefit Expense                                   $1.5             $1.1            $2.3             $2.6
-------------------------------------------------------------------------------------------------------------------

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act)," which provides accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 requires that the accumulated postretirement benefit obligation and postretirement benefit cost reflect the impact of the Act upon adoption. We provide postretirement health benefits that include prescription drug benefits and have concluded that our prescription drug benefits will qualify us for the federal subsidy to be provided for under the Act. We adopted FSP 106-2 in the third quarter of 2004. The impact of adoption reduced our after-tax postretirement medical expense by $0.5 million for the quarter ended March 31, 2005.

13                    ALLETE First Quarter 2005 Form 10-Q

NOTE 11.     EMPLOYEE STOCK AND INCENTIVE PLANS

We sponsor a leveraged ESOP as part of our Retirement Savings and Stock Ownership Plan (RSOP). As a result of the September 2004 spin-off of ADESA, the ESOP received 3.3 million shares of ADESA common stock related to unearned ESOP shares that have not been allocated to participants. The ESOP was required to sell the ADESA common stock and use the proceeds to purchase ALLETE common stock on the open market. At December 31, 2004, the ESOP had sold all of these ADESA shares. The 3.3 million ADESA shares sold by the ESOP in 2004 resulted in total proceeds of $65.9 million and an after-tax gain of $11.5 million, which we recognized in the fourth quarter of 2004. Under the direction of an independent trustee, the ESOP began using the proceeds to purchase shares of ALLETE common stock in October 2004. As of February 15, 2005, the remaining proceeds ($30.3 million classified as Restricted Cash at December 31, 2004) had been used to purchase ALLETE common stock, which were recorded using the treasury method as Unearned ESOP Shares within Shareholders' Equity on our consolidated balance sheet.

SUMMARY OF ALLETE COMMON STOCK PURCHASES                                     SHARES                    AMOUNT
-------------------------------------------------------------------------------------------------------------------
Millions Except Shares

2004    October                                                               80,600                    $ 2.7
        November                                                             669,578                     23.5
        December                                                             262,600                      9.4
2005    January                                                              544,797                     21.4
        February                                                             214,928                      8.9
-------------------------------------------------------------------------------------------------------------------

                                                                           1,772,503                    $65.9
-------------------------------------------------------------------------------------------------------------------

UNALLOCATED SHARES. As of March 31, 2005, there were 2,727,884 unallocated shares of ALLETE common stock in the ESOP (2,001,505 shares at December 31, 2004), which reflects 759,725 shares purchased and 33,346 shares allocated in 2005. Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held by the ESOP is treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants.

ALLOCATED SHARES. As of March 31, 2005, participants in the RSOP had $49.8 million, or 2.1 million shares, invested in ADESA common stock through an ADESA common stock fund in the RSOP. Beginning in September 2005, the RSOP trustee is expected to start selling the ADESA common stock and purchasing ALLETE common stock according to the requirements of the RSOP. Participants may transfer out of the ADESA common stock fund at any time. That decision results in a sale of ADESA common stock but will not result in a purchase of ALLETE common stock, unless the participant chooses to transfer those funds to the ALLETE common stock fund.



NOTE 12.     COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005, and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by approximately 5 percent annually, to a minimum of 50 percent. In December 2004 and 2003, we received notices from Minnkota Power that they will reduce

                       ALLETE First Quarter 2005 Form 10-Q                    14
our output entitlement by approximately 5 percent in 2006 and 2007, to 66 percent and 60 percent, respectively. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2005, Square Butte had total debt outstanding of $310.9 million. Total annual debt service for Square Butte is expected to be approximately $25 million in each of the years 2005 through 2009. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

COAL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for transportation of all of our coal, with various expiration dates ranging from December 2005 to December 2011. Our minimum annual obligations under these coal and shipping agreements are $38.7 million in 2005, $12.3 million in 2006, $9.7 million in 2007, $10.1 million in 2008 and $6.1 million in 2009.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. The carrying value of our direct investments in privately-held, start-up companies was zero at March 31, 2005. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $4.0 million at March 31, 2005, ($4.5 million at December 31, 2004) and is expected to be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

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

15                    ALLETE First Quarter 2005 Form 10-Q

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is under way. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation is to determine any impact to soil or ground water between the former MGP site and Superior Bay. The site work for this phase of the investigation was performed during October 2004, and the final report was sent to the WDNR in March 2005. Additional site investigation will be needed during 2005. A work plan for the additional investigation will be filed with the WDNR during the second quarter of 2005. Although it is not possible to quantify the potential cleanup cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential cleanup costs for future recovery in rates, subject to a regulatory prudency review. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and we continue to work with the insurer to determine the availability of insurance coverage.

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

CLEAN WATER ACT - AQUATIC ORGANISMS. In July 2004, the EPA issued Section 316(b) Phase II Rule of the Clean Water Act to ensure that the location, design, construction and capacity of cooling water intake structures at electric generating facilities reflect the best technology available to reduce fish mortality due to impingement (being pinned against screens or other parts of a cooling water intake structure) or entrainment (being drawn into cooling water systems and subjected to thermal, physical or chemical stresses). The new rule for fish impingement requirements apply to the Boswell, Laskin, Hibbard and Square Butte generating facilities. The impingement and entrainment requirements apply to Taconite Harbor because it is located on Lake Superior. The rule requires biological studies and engineering analyses to be performed within the 2005 to 2008 time frame. The estimated total cost of these studies for our facilities is expected to be in the range of $0.5 million to $1.0 million. We cannot yet estimate the capital expenditures that may be required as a result of the study.

EPA CLEAN AIR INTERSTATE RULE AND CLEAN AIR MERCURY RULE. On March 10, 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of sulfur dioxide (SO2), nitrogen oxides (NOX) and particulates in the eastern United States. Minnesota is included in the 28 states named in CAIR. On March 15, 2005, the EPA announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps emissions of electric utility mercury emissions in the continental United States. Together, the two rules address at least some of the emission reductions that were targeted by the Clear Skies Act legislation that received a tie vote in the Senate Environment and Public Works Subcommittee. It is likely the CAIR and the CAMR will be subject to judicial challenge, which may delay implementation or modify provisions in the rules. However, if the CAMR and the CAIR do go into effect, Minnesota Power expects to make (1) significant emissions reductions, (2) purchases of mercury, SO2 and NOX allowances through the EPA's cap-and-trade system, and/or (3) a combination of both. The Clear Skies legislation is being revisited and, if enacted, will likely displace implementation of the rules.
Even if the Clear Skies legislation is revived, it may be difficult to re-characterize Minnesota as a western state now that the EPA has publicly issued a rule in which Minnesota is included as an eastern state. Our estimates for capital expenditures assumed that Minnesota was a western state. We estimate

                      ALLETE First Quarter 2005 Form 10-Q                     16
that our capital expenditures for 2006 to 2009 will increase approximately $175 million due to these new rules with status as an eastern state. Legal challenges to the rules can be established within 60 days of the rules being published in the Federal Register, which is expected to occur in May 2005. The Company is analyzing the ramifications of these developments.

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



NOTE 13.     SUBSEQUENT EVENT

On April 1, 2005, Rainy River Energy, a wholly owned subsidiary, completed the assignment of its power purchase agreement with LSP-Kendall Energy, LLC, the owner of an energy generation facility located in Kendall County, Illinois, to Constellation Energy Commodities. Rainy River Energy paid Constellation Energy Commodities $73 million in cash to assume the power purchase agreement, which is in effect through mid-September 2017. The payment will result in a charge to our operating income in the second quarter of 2005. The tax benefits of the payment will be realized through a capital loss carry-back for federal income tax purposes. The tax benefits will be received in the first half of 2006. In addition, consent, advisory and closing costs of approximately $5 million were incurred to complete the transaction. As a result of this transaction, ALLETE will recognize operating expenses totaling $78 million ($50.4 million after tax, or approximately $1.84 per diluted share) in the second quarter of 2005.





17                    ALLETE First Quarter 2005 Form 10-Q

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


EXECUTIVE SUMMARY

ALLETE's operations are comprised of four business segments. REGULATED UTILITY includes retail and wholesale rate-regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities. NONREGULATED ENERGY OPERATIONS includes nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) from Taconite Harbor in northern Minnesota and our coal mining activities in North Dakota. Nonregulated Energy Operations also included generation secured through the Kendall County power purchase agreement, which was transferred in April 2005 to Constellation Energy Commodities. (See
Note 13.) REAL ESTATE includes our Florida real estate operations. OTHER includes our telecommunications activities, investments in emerging technologies and earnings on cash. DISCONTINUED OPERATIONS includes our Automotive Services business, our Water Services businesses, and spin-off costs incurred by ALLETE.

Income from continuing operations was $18.0 million, or $0.66 per diluted share, for the quarter ended March 31, 2005 ($21.4 million, or $0.76 per diluted share, for the quarter ended March 31, 2004). Lower income from continuing operations in 2005 was due to $3.3 million, or $0.12 per diluted share, of impairment losses related to our privately-held emerging technology investments, and the timing of closing real estate transactions.

In total, net income and diluted earnings per share for the quarter ended March 31, 2005, decreased 61 percent and 60 percent, respectively, from the same period in 2004. In addition to reasons stated above for lower earnings from continuing operations, the decrease reflected reduced earnings from discontinued operations following the spin-off of Automotive Services and the exit from the Water Services businesses. Earnings per share for 2005 were favorably impacted by ALLETE common stock purchased pursuant to the Company's Retirement Savings and Stock Ownership Plan. (See Note 11.)

                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     2005                  2004
-------------------------------------------------------------------------------------------------------------------
Millions

Operating Revenue
     Regulated Utility                                                              $147.6                $141.4
     Nonregulated Energy Operations                                                   27.9                  29.0
     Real Estate                                                                      17.7                  27.6
     Other                                                                            13.7                  11.0
-------------------------------------------------------------------------------------------------------------------

                                                                                    $206.9                $209.0
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Regulated Utility                                                              $122.4                $116.7
     Nonregulated Energy Operations                                                   24.7                  28.1
     Real Estate                                                                       4.5                   7.7
     Other                                                                            13.2                  12.4
-------------------------------------------------------------------------------------------------------------------

                                                                                    $164.8                $164.9
-------------------------------------------------------------------------------------------------------------------

Interest Expense
     Regulated Utility                                                                $4.3                  $4.7
     Nonregulated Energy Operations                                                    1.3                   1.2
     Real Estate                                                                         -                   0.1
     Other                                                                             1.2                   3.1
-------------------------------------------------------------------------------------------------------------------

                                                                                      $6.8                  $9.1
-------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Nonregulated Energy Operations                                                  $ 0.2                 $(0.5)
     Other                                                                            (4.4)                  0.9
-------------------------------------------------------------------------------------------------------------------

                                                                                     $(4.2)                $ 0.4
-------------------------------------------------------------------------------------------------------------------

                      ALLETE First Quarter 2005 Form 10-Q                     18


                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     2005                  2004
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Net Income (Loss)
     Regulated Utility                                                               $12.9                 $12.5
     Nonregulated Energy Operations                                                    1.6                  (0.2)
     Real Estate                                                                       6.9                  10.9
     Other                                                                            (3.4)                 (1.8)
-------------------------------------------------------------------------------------------------------------------

     Income from Continuing Operations                                                18.0                  21.4
     Income (Loss) from Discontinued Operations                                       (0.6)                 31.3
     Change in Accounting Principle                                                      -                  (7.8)
-------------------------------------------------------------------------------------------------------------------

     Net Income                                                                      $17.4                 $44.9
-------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock                                                27.4                  28.3
-------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                           $0.66                 $0.76
     Discontinued Operations                                                         (0.02)                 1.10
     Change in Accounting Principle                                                      -                 (0.27)
-------------------------------------------------------------------------------------------------------------------

                                                                                     $0.64                 $1.59
-------------------------------------------------------------------------------------------------------------------

In 2005, we began allocating corporate charges and interest expenses to our business segments. For comparative purposes, segment information for 2004 has been restated to reflect the new allocation method used in 2005 for corporate charges and interest expense.

                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     2005                  2004
-------------------------------------------------------------------------------------------------------------------

KILOWATTHOURS SOLD

Millions

     Regulated Utility
         Retail and Municipals
              Residential                                                            319.8                 310.3
              Commercial                                                             339.8                 331.9
              Industrial                                                           1,777.1               1,766.8
              Municipals                                                             222.0                 213.8
              Other                                                                   20.4                  20.2
-------------------------------------------------------------------------------------------------------------------

                                                                                   2,679.1               2,643.0
         Other Power Suppliers                                                       236.7                 217.2
-------------------------------------------------------------------------------------------------------------------

                                                                                   2,915.8               2,860.2
     Nonregulated Energy Operations                                                  353.9                 434.0
-------------------------------------------------------------------------------------------------------------------

                                                                                   3,269.7               3,294.2
-------------------------------------------------------------------------------------------------------------------

REAL ESTATE

     Acres Sold                                                                        483                 1,268
     Lots Sold                                                                           7                   199
-------------------------------------------------------------------------------------------------------------------

19                    ALLETE First Quarter 2005 Form 10-Q

NET INCOME

The following net income discussion summarizes a comparison of the quarter ended March 31, 2005, to the quarter ended March 31, 2004.

REGULATED UTILITY contributed net income of $12.9 million in 2005 ($12.5 million in 2004). In 2005, a 9 percent increase in kilowatthour sales to other power suppliers, higher off-peak prices and strong retail electric sales mostly offset $1.2 million of additional outage expense primarily due to planned maintenance at one of the Company's generating stations.

NONREGULATED ENERGY OPERATIONS contributed net income of $1.6 million in 2005 ($0.2 million net loss in 2004). Net income from Taconite Harbor was higher than last year primarily due to a power sales contract that began in May 2004. Positive earnings contributions of $3.4 million from Taconite Harbor and BNI Coal were partially offset by a $1.9 million net loss at the Kendall County facility.

REAL ESTATE contributed net income of $6.9 million in 2005 ($10.9 million in 2004). While real estate sales were strong at ALLETE Properties' southwest Florida operations in 2005, the decrease in sales volume compared to 2004 was primarily attributed to the timing of the closing of real estate transactions, which varies from period to period and impacts comparisons between years.

OTHER reflected a net loss of $3.4 million in 2005 ($1.8 million net loss in 2004). In 2005, $3.3 million of impairment losses related to our emerging technology investments partially offset the positive impact of lower interest expense due to lower debt balances and expense reductions following the spin-off of Automotive Services and exit from the Water Services businesses in 2004.

DISCONTINUED OPERATIONS reflected a net loss of $0.6 million in 2005 ($31.3 million of net income in 2004). The $31.9 million decrease reflected the absence of operations following the spin-off of Automotive Services in September 2004. A $0.6 million loss was incurred at Water Services related to Florida Water, which continues to incur administrative expenses to support transfer proceedings with the FPSC.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2005 AND 2004

REGULATED UTILITY

     OPERATING REVENUE was up $6.2 million, or 4 percent, from 2004. Revenue from other power suppliers (power marketing) was up $2.0 million from 2004, due to a 9 percent increase in kilowatthour sales and higher off-peak market prices. Transmission revenue was up $1.5 million from 2004, reflecting increased MISO-related revenue (see operating expenses below). Revenue from sales to retail and municipal customers was up $2.0 million, mostly due to a 3 percent increase in kilowatthour sales to
,
     commercial and municipal customers as a result of cooler weather in 2005. Overall, regulated utility kilowatthour sales were up 2 percent from 2004.

     Revenue from electric sales to taconite customers accounted for 21 percent of consolidated operating revenue in both 2005 and 2004. Electric sales to paper and pulp mills accounted for 8 percent of consolidated operating revenue in both 2005 and 2004. Like 2004, our industrial customers are operating at high production levels, with taconite and paper production at or near capacity.

     OPERATING EXPENSES were up $5.7 million, or 5 percent, from 2004. Fuel and purchased power expense was up $4.4 million from 2004, reflecting increased fuel expense, due to a 15 percent increase in Company generation, and a $1.5 million increase in MISO fees (see operating revenue above). These increases were partially offset by lower purchased power expense in 2005. In 2004, an outage at Boswell Unit 4 required additional power to be purchased. Outage expenses were up $2.0 million from 2004, primarily due to planned maintenance that was performed at Boswell Unit 3 while the unit was down during a cooling tower failure. Costs related to the temporary cooling tower were paid by our insurance carrier. In 2004, operating expenses included $1.7 million of expenses related to Split Rock Energy, a joint venture, which we exited in March 2004.

     INTEREST EXPENSE was down $0.4 million from 2004, due to lower effective interest rates.

                      ALLETE First Quarter 2005 Form 10-Q                     20

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $1.1 million, or 4 percent, from 2004. Revenue from nonregulated generation was down $2.5 million from 2004, primarily due to an 18 percent decline in kilowatthour sales. A decline in kilowatthour sales at Taconite Harbor was partially offset by the impact of a 76-megawatt capacity contract that began in May 2004 and higher prices on off-peak sales. Kilowatthour sales at Kendall County were also down from 2004, reflecting negative spark spreads (the differential between electric and natural gas prices) in the wholesale power market. Coal revenue was up $1.8 million from 2004 because of higher coal production expenses (see operating expenses below). Coal revenue is derived from a cost-plus contract.

     OPERATING  EXPENSES  were down $3.4  million,  or 12  percent,  from  2004.
     Nonregulated generation fuel and purchased power expense was down $4.2 million from 2004, reflecting a decline in kilowatthour sales at Taconite Harbor and decreased operations at Kendall County. Negative spark spreads continued in 2005 and limited the need for generation produced at Kendall County. Other operating expenses at Taconite Harbor were higher in 2005--sulfur dioxide emission allowance expenses were up $0.4 million and depreciation expense was up $0.2 million as a result of capitalized projects being completed. Expenses related to our coal operations were up $1.5 million because fewer equipment repairs were required in 2004.

     OTHER  INCOME  (EXPENSE)  reflected  $0.7  million  more  income  in  2005,
     primarily  due  to  the  timing  of  contract   services   related  to  the
     Duluth-to-Wausau transmission line.

REAL ESTATE

     OPERATING REVENUE was down $9.9 million, or 36 percent, from 2004, primarily due to lower sales volume. In 2005, 483 acres and 7 lots were sold for $17.0 million, excluding deferred revenue of $1.0 million (1,268 acres and 199 lots for $26.1 million in 2004, excluding deferred revenue of $0). Land sales were lower in 2005, primarily due to timing of transactions closing. Lot sales were also lower in 2005 because in January 2004 we sold the remaining 184 lots at Sugarmill Woods for $3.9 million, essentially exiting the lot business.

     At March 31, 2005, total land sales under contract were $83.6 million, of which $56.1 million were for properties in the Town Center development project at Palm Coast. Pricing on these contracts ranges from $85,000 to $685,000 per acre for the Town Center development project at Palm Coast, $2,000 to $154,000 per acre for all other properties. Prices per acre are stated on a gross acreage basis and it should be noted that the majority of these properties under contract are zoned commercial and mixed use.

     OPERATING EXPENSES were down $3.2 million, or 42 percent, from 2004, due to lower sales volume in 2005. Cost of sales were down $2.2 million from 2004 ($2.6 million in 2005; $4.8 million in 2004), while selling expenses were down $0.7 million.

OTHER

     OPERATING REVENUE was up $2.7 million, or 25 percent, from 2004, due to increased revenue from our telecommunications business because of more equipment sales.

     OPERATING EXPENSES were up $0.8 million, or 6 percent, from 2004, reflecting a $1.4 million increase in expenses at our telecommunication business, primarily due to higher cost of goods sold associated with increased sales, partially offset by expense reductions following the spin-off of Automotive Services and exit from the Water Services businesses in 2004.

     INTEREST EXPENSE was down $1.9 million from 2004, primarily due to lower debt balances. The Company repaid a $53 million balance on a credit agreement in April 2004 and $125 million of 7.80% Senior Notes in July 2004. A combination of internally-generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA were used to repay debt.

     OTHER INCOME (EXPENSE) reflected $5.3 million less income in 2005, primarily due to $5.1 million of impairment losses related to our privately-held emerging technology investments. Other income

21                    ALLETE First Quarter 2005 Form 10-Q
     reflected a $1.1 million increase in earnings on excess cash in 2005. In 2004, $1.2 million of income from a rabbi trust, established to secure certain deferred executive compensation, was recorded.

INCOME TAXES

The effective rate on income taxes increased primarily as a result of the emerging technology investment impairment write-offs recorded in March 2005. The current benefit for these impairment write-offs is limited to a federal benefit for income tax purposes. The state benefit from these impairment write-offs is not expected to be realized currently or in future periods. Current taxes also increased due to the expiration of the accelerated depreciation deduction allowed by the Jobs and Growth Tax Relief Act of 2003, which expired December 31, 2004.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable GAAP involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: impairment of long-lived assets, pension and postretirement health and life actuarial assumptions, valuation of investments and provisions for environmental remediation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in our 2004 Form 10-K.


OUTLOOK

As a result of the April 2005 assignment of the Kendall County power purchase agreement to Constellation Commodities Group, in the second quarter of 2005, we will record expenses totaling $50.4 million after tax, or approximately $1.84 per diluted share. The exit from the Kendall County power purchase agreement has eliminated ongoing annual losses of approximately $8 million after tax.

In 2005, we have fewer shares outstanding for earnings per share calculation purposes. The ESOP used proceeds from the sale of ADESA stock to purchase ALLETE common stock on the open market. Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held by the ESOP is treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants. As of February 15, 2005, all of the proceeds had been used to purchase ALLETE common stock. (See Note 11.)

We reaffirm our 2005 earnings guidance stated in our 2004 Form 10-K.

REGULATED UTILITY AND NONREGULATED ENERGY OPERATIONS

As a result of MISO Day 2 implementation on April 1, 2005, energy transactions to serve retail customers are sourced by wholesale transactions with MISO as the counterparty. Minnesota Power filed a petition with the MPUC in February 2005 to amend the fuel clause to accommodate costs and revenue related to MISO Day 2 market implementation. On March 24, 2005, the MPUC approved interim accounting treatment of MISO Day 2 costs to be accounted for on a net basis and recovered through the fuel clause. This interim treatment will continue until the MPUC addresses the cost recovery petitions from Xcel Energy Inc., Otter Tail Power
Company, Alliant Energy Corporation and Minnesota Power. The MPUC action regarding MISO Day 2 will include an analysis of how the fuel clause is affected, and whether it should be modified as a result of Day 2.

On April 14, 2005, the PSCW approved an 11.7 percent return on common equity and a 3.9 percent average increase in retail utility rates for SWL&P customers. New rates are expected to be implemented in early May 2005, following the receipt of a final order from the PSCW.

                      ALLETE First Quarter 2005 Form 10-Q                     22

REAL ESTATE

On March 2, 2005, Florida Landmark signed an agreement with Developers Realty Corporation (DRC) to develop the first phase of the urban core area of Town Center at Palm Coast. The agreement also includes the development of a 51-acre commercial retail site. The agreement provides that DRC has an inspection period through July 31, 2005, which allows DRC to terminate the agreement with no penalty. Revenue associated with this agreement is anticipated to be $21.8 million over the life of the contract, which extends to September 2012. DRC is a regional commercial developer with strong ties to national retailers and has experience developing "lifestyle center" projects.

ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $8.3 million at March 31, 2005, with maturities ranging up to ten years. Outstanding finance receivables accrue interest at market-based rates.

SUMMARY OF DEVELOPMENT PROJECTS                     TOTAL      RESIDENTIAL   COMMERCIAL       OFFICE       INDUSTRIAL
AT MARCH 31, 2005                     OWNERSHIP   ACRES <F1>    UNITS <F2>   SQ. FT. <F2>   SQ. FT. <F2>   SQ. FT. <F2>
------------------------------------------------------------------------------------------------------------------------

Town Center at Palm Coast                 80%       1,550        2,950        2,175,000      1,350,000             -
Palm Coast Park                          100%       4,705        3,600        1,600,000        800,000       800,000
Ormond Crossings <F3>                    100%       5,820            -                -              -             -
------------------------------------------------------------------------------------------------------------------------

                                                   12,075        6,550        3,775,000      2,150,000       800,000
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

SUMMARY OF OTHER LAND INVENTORIES
AT MARCH 31, 2005                     OWNERSHIP      TOTAL       MIXED USE   RESIDENTIAL   COMMERCIAL    AGRICULTURAL
------------------------------------------------------------------------------------------------------------------------

ACRES <F1>

Palm Coast Holdings                      80%         2,897         1,848         513           281            255
Lehigh                                   80%           827           600         134            84              9
Cape Coral                              100%            89             -           1            88              -
Other                                   100%           908             -           -             -            908
------------------------------------------------------------------------------------------------------------------------

                                                     4,721         2,448         648           453          1,172
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

We believe our financial condition is strong, as evidenced by cash and cash equivalents of $213.2 million and a debt to total capital ratio of 39 percent at March 31, 2005. We continued to generate strong cash flow from operating activities, which amounted to $37.3 million for the first quarter of 2005, excluding discontinued operations ($14.8 million for the first quarter of 2004). Cash from operating activities was higher in 2005, primarily reflecting the collection of an outstanding receivable at December 31, 2004, from American Transmission Company LLC for work on the Duluth-to-Wausau transmission line, and timing of tax payments.

Cash for investing activities, excluding discontinued operations, was lower in 2005, primarily due to $12 million received from Split Rock Energy in 2004 upon termination of the joint venture. This decrease was offset by lower additions to property, plant and equipment in 2005, which vary from period to period depending on projects.

Cash for financing activities, excluding discontinued operations, remained relatively unchanged.

23                    ALLETE First Quarter 2005 Form 10-Q

ALLETE Properties' Town Center at Palm Coast development project in Florida (Town Center) will be financed with a revolving development loan and tax-exempt bonds. In March 2005, Florida Landmark entered into an $8.5 million revolving development loan with CypressCoquina Bank to fund approximately $26 million of Town Center development costs. The loan has an interest rate equal to the prime rate with an initial term of 36 months. The term of the loan may be extended 24 months, if certain conditions are met. Also in March 2005, the Town Center at Palm Coast Community Development District (Town Center CDD) issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, due May 1, 2036 (Bonds). Approximately $21 million of the Bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The Bonds are payable from and secured by the revenue derived from assessments to be imposed, levied and collected by the Town Center CDD. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center CDD benefiting from the improvements. The assessments will be included in the annual property tax bills of land owners in the development project beginning in November 2006. Town Center CDD is an independent unit of local government, created and established in accordance with Florida's Uniform Community Development District Act of 1980
(Act). The Act provides legal authority for a community development district to finance the construction of major infrastructure for community development with general obligation, revenue and special assessment revenue debt obligations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Approximately 1 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

DIVIDENDS. On April 20, 2005, our Board of Directors declared a dividend of 31.5 cents per share on ALLETE common stock payable June 1, 2005, to shareholders of record at the close of business May 16, 2005.

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

In March 2005, ALLETE executed a bond purchase agreement with certain institutional buyers in the private placement market to sell $35 million of ALLETE's first mortgage bonds. When issued, on or about August 1, 2005, the bonds will carry an interest rate of 5.28% and will have a term of 15 years. ALLETE intends to use the proceeds from the bonds to redeem a portion of ALLETE's outstanding long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2004 Form 10-K, with additional disclosure discussed in Note 12.

CAPITAL REQUIREMENTS

For three months ended March 31, 2005, capital expenditures for continuing operations totaled $9.5 million ($13.8 million in 2004). Expenditures for three months ended March 31, 2005, included $8.2 million for Regulated Utility, $0.7 million for Nonregulated Energy Operations and $0.6 million for Other, which related to our telecommunications business. Internally-generated funds were the source of funding for these expenditures. Capital expenditures are expected to be $61 million in total for 2005 ($48 million for system component replacement and upgrades within Regulated Utility; $11 million for system component replacement and upgrades, and coal handling equipment within Nonregulated Energy

                      ALLETE First Quarter 2005 Form 10-Q                     24

Operations; $2 million for telecommunication fiber within Other). We expect to use internally-generated funds to fund all capital expenditures.

Due to the passage of two new EPA rules that reduce and permanently cap emissions of mercury, sulfur dioxide, nitrogen oxides and particulates from the electric utility industry, capital expenditures are now expected to total about $675 million for 2006 through 2009, an increase of $175 million from the previously anticipated $500 million. This estimated increase reflects additional technological investment in our existing facilities. We are considering, however, a combination of solutions that include both technology and emission allowance purchases. (See Note 12.)


ENVIRONMENTAL MATTERS AND OTHER

As previously mentioned in our Critical Accounting Policies section, our businesses are subject to regulation by various federal, state and local authorities concerning environmental matters. We anticipate that potential expenditures for environmental matters will be material in the future, due to stricter environmental requirements through legislation and/or rulemakings that are expected to require significant capital investments. We are unable to predict the outcome of the issues discussed in Note 12.


NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. Our securities investments include certain securities held for an indefinite period of time, which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. Unrealized losses that are other than temporary are recognized in earnings. At March 31, 2005, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits. Our available-for-sale securities portfolio had a fair value of $30.8 million at March 31, 2005 ($30.2 million at December 31, 2004) and a total unrealized after-tax gain of $1.6 million at March 31, 2005 ($1.5 million at December 31, 2004). We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the continued viability of products offered, cash flow, share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment write-down on available-for-sale securities for the quarter ended March 31, 2005.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. The total carrying value of our emerging technology portfolio was $8.5 million at March 31, 2005, down $5.1 million from December 31, 2004. In March 2005, we recorded $5.1 million ($3.3 million after tax) of impairment losses, which included a reserve for future commitments, that related to direct investments in certain privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. Our basis in cost method investments included in the emerging technology portfolio was zero at March 31, 2005 ($4.5 million in 2004). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

25                  ALLETE First Quarter 2005 Form 10-Q

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

We have approximately 200 MW of nonregulated generation available for sale to the wholesale markets at our Taconite Harbor facility in northern Minnesota, which has been sold through various short-term and long-term capacity and energy contracts. Approximately 116 MW of existing capacity and energy sales contracts expire on April 30, 2005. Long term, we have entered into two capacity and energy sales contracts totaling 175 MW (201 MW including a 15 percent reserve), which are effective May 1, 2005 and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months' notice are subject to an annual duration limitation typical of this type of contract. We also have a 50 MW capacity and energy sales contract that extends through April 2008 and a 15 MW energy sales contract that extends through May 2007. The 50 MW capacity and energy sales contract has fixed pricing through January 2006 and market-based pricing thereafter.

In addition to generation, Taconite Harbor will meet its sales contract obligations with two contracts that begin in May 2005. We have a 50 MW capacity and energy purchase contract that extends through April 2006, with fixed capacity payments and the right to purchase energy at market price. We also have a 25 MW fixed-priced energy purchase contract that extends through January 2006.


ITEM 4.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. While we continue to enhance our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      ALLETE First Quarter 2005 Form 10-Q                     26

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 12, and are incorporated by reference herein.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                                  TOTAL NUMBER         MAXIMUM
                                                                                    OF SHARES         NUMBER OF
                                                                                  PURCHASED AS       SHARES THAT
                                                                                     PART OF         MAY YET BE
                                                   TOTAL                            PUBLICLY          PURCHASED
ALLETE COMMON STOCK REPURCHASES                  NUMBER OF          AVERAGE        ANNOUNCED          UNDER THE
FOR THE QUARTER ENDED                             SHARES          PRICE PAID        PLANS OR          PLANS OR
MARCH 31, 2005                                 PURCHASED <F1>      PER SHARE        PROGRAMS          PROGRAMS
-------------------------------------------------------------------------------------------------------------------

For the Calendar Month
     January                                      546,385           $39.38              -                 -
     February                                     218,594           $41.44              -                 -
     March                                              -                -              -                 -
-------------------------------------------------------------------------------------------------------------------

                                                  764,979           $39.97              -                 -
-------------------------------------------------------------------------------------------------------------------

<F1>  Reflected shares of ALLETE common stock repurchased  pursuant to  (1) stock-for-stock exercises  of  employee options granted under the ALLETE Executive Long-Term  Incentive Compensation  Plan during the  third  quarter of 2004 and (2) the Minnesota Power and Affiliated Companies Retirement Savings and  Stock  Ownership Plan in
      connection with the spin-off of ADESA (see Note 11).


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2005, shareholders of ALLETE will vote on the election of nine directors, ratification of the appointment of PricewaterhouseCoopers LLP, as the Company's independent registered public accounting firm for 2005, and the continuation of the ALLETE Executive Long-Term Incentive Compensation Plan. Voting results will be provided in our Form 10-Q for the quarter ended June 30, 2005.


ITEM 5.    OTHER INFORMATION

(a)  Executive Compensation

     On January 25, 2005, the Executive Compensation Committee of the ALLETE Board of Directors approved the 2005 annual incentive award opportunities, financial and nonfinancial goals for eligible executives pursuant to the ALLETE Executive Annual Incentive Plan. The form of award and 2005 goals are attached to this Form 10-Q as Exhibit 10(a)1 and Exhibit 10(a)2, respectively. The ALLETE Executive Annual Incentive Plan authorizes the Executive Compensation Committee to award cash bonuses based on the Company's performance during the year.

     The Executive Compensation Committee also reviewed and approved the award opportunities under the ALLETE Executive Long-Term Incentive Compensation Plan for the three-year performance period beginning in 2005. If the performance-based measures are achieved, the ALLETE Executive Long-Term Incentive Compensation Plan authorizes the Executive Compensation Committee to grant awards in ALLETE common stock and nonqualified stock options. The performance measure used to determine awards for this cycle is the Company's total shareholder return relative to its peer group.

                               -------------------

27                    ALLETE First Quarter 2005 Form 10-Q

Reference is made to our 2004 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2004 Form 10-K.


Ref. Page 7 - Minimum Revenue and Demand Under Contract Table

MINIMUM REVENUE AND DEMAND UNDER CONTRACT                               MINIMUM                         MONTHLY
AS OF APRIL 1, 2005                                                ANNUAL REVENUE <F1>                 MEGAWATTS
-------------------------------------------------------------------------------------------------------------------

     2005                                                                 $98.7                          626
     2006                                                                 $40.8                          219
     2007                                                                 $32.5                          178
     2008                                                                 $25.8                          148
     2009                                                                  $7.3                           46
-------------------------------------------------------------------------------------------------------------------

<F1> Based on past experience, we believe revenue from our large power customers will be substantially in excess of the minimum contract amounts.


Ref. Page 10 - Second Paragraph

On April 14, 2005, the FERC accepted the triennial market power analysis and concluded that Minnesota Power and Rainy River Energy continue to satisfy the FERC's standards for market-based rate authority. This conclusion was based in part on the commencement of MISO's Day 2 market, as a result of which MISO became a single geographic market and began performing functions such as a central commitment and dispatch with FERC-approved market monitoring and mitigation.


Ref. Page 10 - Sixth Paragraph

As a result of MISO Day 2 implementation on April 1, 2005, energy transactions to serve retail customers are sourced by wholesale transactions with MISO as the counterparty. Minnesota Power filed a petition with the MPUC in February 2005, to amend the fuel clause to accommodate costs and revenue related to MISO Day 2 market implementation. On March 24, 2005, the MPUC approved interim accounting treatment of MISO Day 2 costs to be accounted for on a net basis and recovered through the fuel clause. This interim treatment will continue until the MPUC addresses the cost recovery petitions from Xcel Energy Inc, Otter Tail Power Company, Alliant Energy Corporation and Minnesota Power. The MPUC action regarding MISO Day 2 will include an analysis of how the fuel clause is affected, and whether it should be modified as a result of Day 2.

Ref. Page 11 - Third Paragraph

On April 14, 2005, the PSCW approved an 11.7 percent return on common equity and a 3.9 percent average increase in retail utility rates for SWL&P customers. This average increase is comprised of a 1.6 percent increase in electric rates, a 5.1 percent increase in gas rates and a 9.9 percent increase in water rates. SWL&P originally requested an average increase in retail utility rates of 6.0 percent. New rates are expected to be implemented in early May 2005, following the receipt of a final order from the PSCW.

                      ALLETE First Quarter 2005 Form 10-Q                     28

Ref. Page 16 - Second Full Paragraph

MERCURY EMISSIONS. In December 2000, the EPA announced its decision to regulate mercury emissions from coal and oil-fired power plants under Section 112 of the Clean Air Act. Section 112 would require all such power plants in the United States to adhere to the EPA maximum achievable control technology (MACT) standards for mercury. However, on March 15, 2005, the EPA removed electric utilities from the Section 112(c) list of source categories subject to MACT requirements, instead referencing how the EPA is regulating utility emissions of mercury under Section 111 and is providing for additional sulfur dioxide and oxides of nitrogen emission reductions that will deliver mercury reductions as a co-benefit of controls under the March 10, 2005, final CAIR. The EPA has assigned a mercury emission budget to each state that is based on achieving about a 70 percent overall reduction in baseline utility mercury emissions by the start of the second phase of the CAMR in 2018. The Minnesota Pollution Control Agency (MPCA) is now required to provide an implementation plan for EPA approval in 2006, by which time Minnesota will have determined if it will participate in the EPA's proposed mercury cap-and-trade program. The CAMR is expected to be published in the Federal Register in May 2005, at which time it is anticipated that legal challenges to the rule implementation will be made. The EPA determination not to list electric utilities under Section 112(c) has already been subjected to court challenge. Continuous emission monitoring of mercury stack emissions may be required on larger units while smaller units with low mercury emissions may not require continuous monitoring. Minnesota Power is continuing to review the new mercury rule and looks to the outcome of legal challenges as being critical before specific compliance measures can be established. Minnesota Power's preliminary estimates suggest that all of our affected facilities can be outfitted with continuous mercury emission monitors for under $2 million. The MPCA will not allocate mercury emission allowances to Minnesota sources until after they have established their state implementation plan for EPA approval. Cost estimates about mercury cap-and-trade program impacts are premature at this time.


Ref. Page 13 - Fifth Paragraph

On March 2, 2005, Florida Landmark signed an agreement with Developers Realty Corporation (DRC) to develop the first phase of the urban core area of Town Center at Palm Coast. The agreement also includes the development of a 51-acre commercial retail site. This agreement provides that DRC has an inspection period through July 31, 2005, which allows DRC to terminate the agreement with no penalty. Revenue associated with this agreement is anticipated to be $21.8 million over the life of the contract, which extends to September 2012. DRC is a regional commercial developer with strong ties to national retailers and has experience developing "lifestyle center" projects.

29                    ALLETE First Quarter 2005 Form 10-Q

ITEM 6.    EXHIBITS

   EXHIBIT
   NUMBER

        4 Twenty-fourth Supplemental Indenture, dated as of March 1, 2005, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

  +10(a)1    Form of ALLETE Executive Annual Incentive Plan Award.

  +10(a)2    ALLETE Executive Annual Incentive Plan 2005 Goals.

   +10(b) January 2005 Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan.

   +10(c) January 2005 Amendment to the ALLETE Director Compensation Deferral Plan.

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

       99 ALLETE News Release dated April 29, 2005, announcing 2005 first quarter earnings. [THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.]

-------------------------
+  Management contract or compensatory plan or arrangement.

                      ALLETE First Quarter 2005 Form 10-Q                     30

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               ALLETE, INC.





April 29, 2005                                James K. Vizanko
                           -----------------------------------------------------
                                              James K. Vizanko
                             Senior Vice President and Chief Financial Officer




April 29, 2005                                Mark A. Schober
                           -----------------------------------------------------
                                              Mark A. Schober
                                   Senior Vice President and Controller







31                     ALLETE First Quarter 2005 Form 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------
      4 Twenty-fourth Supplemental Indenture, dated as of March 1, 2005, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

 10(a)1     Form of ALLETE Executive Annual Incentive Plan Award.

 10(a)2     ALLETE Executive Annual Incentive Plan 2005 Goals.

  10(b) January 2005 Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan.

  10(c)     January 2005 Amendment to the ALLETE Director Compensation  Deferral
            Plan.

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

     99 ALLETE News Release dated April 29, 2005, announcing 2005 first quarter earnings. [THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.]


                      ALLETE First Quarter 2005 Form 10-Q