Form 10-Q
period 2005-06-30
ALLETE INC
filed 2005-07-29
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2005

                                       or

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


                           Common Stock, no par value,
                          29,992,521 shares outstanding
                               as of June 30, 2005

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                            3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2005 and December 31, 2004                        4

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2005 and 2004        5

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2005 and 2004                    6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       21

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               33

         Item 4.   Controls and Procedures                                   34

Part II. Other Information

         Item 1.   Legal Proceedings                                         34

         Item 2.   Unregistered Sales of Equity Securities and Use
                   of Proceeds                                               34

         Item 3.   Defaults Upon Senior Securities                           34

         Item 4.   Submission of Matters to a Vote of Security Holders       35

         Item 5.   Other Information                                         36

         Item 6.   Exhibits                                                  37

Signatures                                                                   38



1                     ALLETE Second Quarter 2005 Form 10-Q

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
Taconite Harbor                          Taconite Harbor Energy Center
WDNR                                     Wisconsin Department of Natural
                                             Resources

                      ALLETE Second Quarter 2005 Form 10-Q                     2

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

3                     ALLETE Second Quarter 2005 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                     ALLETE
                                           CONSOLIDATED BALANCE SHEET
                                              Millions - Unaudited
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2005               2004
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $   79.1           $   44.9
     Restricted Cash                                                                       -               30.3
     Short-Term Investments                                                             63.0              149.2
     Accounts Receivable (Less Allowance of $2.0 and $2.0)                              72.4               86.1
     Inventories                                                                        36.2               34.0
     Prepayments and Other                                                              18.5               21.6
     Deferred Income Taxes                                                              25.8                  -
     Discontinued Operations                                                             1.8                2.0
--------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           296.8              368.1

Property, Plant and Equipment - Net                                                    883.0              883.1

Investments                                                                            123.3              124.5

Other Assets                                                                            48.1               52.8

Discontinued Operations                                                                  2.2                2.9
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,353.4           $1,431.4
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   29.4           $   40.0
     Accrued Taxes                                                                      22.3               23.3
     Accrued Interest                                                                    7.7                6.9
     Long-Term Debt Due Within One Year                                                  1.7                1.8
     Deferred Profit on Sales of Real Estate                                             7.7                1.1
     Other                                                                              16.9               24.7
     Discontinued Operations                                                             6.5               12.0
--------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                       92.2              109.8

Long-Term Debt                                                                         389.3              390.2

Deferred Income Taxes                                                                  136.1              143.9

Other Liabilities                                                                      153.4              151.4

Minority Interest                                                                        6.0                5.6
--------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              777.0              800.9
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized
     30.0 and 29.7 Shares Outstanding                                                  412.9              400.1

Unearned ESOP Shares                                                                   (79.3)             (51.4)

Accumulated Other Comprehensive Loss                                                   (11.4)             (11.4)

Retained Earnings                                                                      254.2              293.2
--------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     576.4              630.5
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,353.4           $1,431.4
--------------------------------------------------------------------------------------------------------------------

                       The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2005 Form 10-Q                     4

                                                        ALLETE
                                           CONSOLIDATED STATEMENT OF INCOME
                                    Millions Except Per Share Amounts - Unaudited

                                                                          QUARTER ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                        2005         2004           2005            2004
---------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                                     $ 186.8       $186.2        $ 393.7          $395.2
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                            70.3         77.2          139.4           146.1
     Operating and Maintenance                                           81.6         77.2          164.7           160.8
     Kendall County Charge                                               77.9            -           77.9               -
     Depreciation                                                        12.7         12.5           25.3            24.9
---------------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                       242.5        166.9          407.3           331.8
---------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                      (55.7)        19.3          (13.6)           63.4
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                                    (6.7)        (9.1)         (13.5)          (18.2)
     Other                                                                1.5         (3.5)          (2.7)           (3.1)
---------------------------------------------------------------------------------------------------------------------------

         Total Other Expense                                             (5.2)       (12.6)         (16.2)          (21.3)
---------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST AND INCOME TAXES                          (60.9)         6.7          (29.8)           42.1

MINORITY INTEREST                                                         0.2          0.5            1.4             1.9
---------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                (61.1)         6.2          (31.2)           40.2

INCOME TAX EXPENSE (BENEFIT)                                            (21.5)         3.8           (9.6)           16.4
---------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE CHANGE IN ACCOUNTING PRINCIPLE                              (39.6)         2.4          (21.6)           23.8

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAX                  (0.7)        34.3           (1.3)           65.6

CHANGE IN ACCOUNTING PRINCIPLE - NET OF TAX                                 -            -              -            (7.8)
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                     $ (40.3)     $  36.7        $ (22.9)        $  81.6
---------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                               27.2         28.4           27.2            28.2
     Diluted                                                             27.2         28.5           27.2            28.4
---------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                             $(1.45)       $0.08         $(0.79)          $0.85
     Discontinued Operations                                            (0.03)        1.21          (0.05)           2.32
     Change in Accounting Principle                                         -            -              -           (0.28)
---------------------------------------------------------------------------------------------------------------------------

                                                                       $(1.48)       $1.29         $(0.84)          $2.89
---------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                             $(1.45)       $0.08         $(0.79)          $0.84
     Discontinued Operations                                            (0.03)        1.21          (0.05)           2.31
     Change in Accounting Principle                                         -            -              -           (0.27)
---------------------------------------------------------------------------------------------------------------------------

                                                                       $(1.48)       $1.29         $(0.84)          $2.88
---------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                                   $0.3150      $0.8475        $0.6150         $1.6950
---------------------------------------------------------------------------------------------------------------------------

                               The accompanying notes are an integral part of these statements.

5                     ALLETE Second Quarter 2005 Form 10-Q

                                                           ALLETE
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Millions - Unaudited
                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      2005                  2004
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Income (Loss) from Continuing Operations                                     $(21.6)                $ 16.0
       Change in Accounting Principle                                                    -                    7.8
       Loss on Impairment of Investments                                               5.1                    5.5
       Depreciation                                                                   25.3                   24.9
       Deferred Income Taxes                                                         (34.0)                   0.7
       Minority Interest                                                               0.4                   (0.5)
       Changes in Operating Assets and Liabilities
          Short-Term Investments                                                      (1.4)                     -
          Accounts Receivable                                                         13.7                   (8.0)
          Inventories                                                                 (2.2)                  (2.5)
          Prepayments and Other                                                        3.1                   (5.4)
          Accounts Payable                                                           (10.6)                   6.5
          Other Current Liabilities                                                   (1.4)                 (19.5)
       Other Assets                                                                    4.7                    8.4
       Other Liabilities                                                               4.8                   (1.4)
       Net Operating Activities from (for) Discontinued Operations                    (5.9)                  54.5
---------------------------------------------------------------------------------------------------------------------------

              Cash from (for) Operating Activities                                   (20.0)                  87.0
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Available-For-Sale Securities                           271.1                    1.6
       Payments for Purchase of Available-for-Sale Securities                       (183.5)                     -
       Changes to Investments                                                         (3.4)                   9.5
       Additions to Property, Plant and Equipment                                    (24.2)                 (34.7)
       Other                                                                          (1.6)                  (1.6)
       Net Investing Activities from Discontinued Operations                             -                   64.9
---------------------------------------------------------------------------------------------------------------------------

              Cash from Investing Activities                                          58.4                   39.7
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                       12.8                   34.9
       Issuance of Long-Term Debt                                                        -                    5.6
       Changes in Notes Payable - Net                                                    -                  (53.0)
       Reductions of Long-Term Debt                                                   (1.0)                  (4.6)
       Dividends on Common Stock                                                     (16.0)                 (46.8)
       Net Financing Activities from (for) Discontinued Operations                    (0.1)                 328.9
---------------------------------------------------------------------------------------------------------------------------

              Cash from (for) Financing Activities                                    (4.3)                 265.0
---------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH - DISCONTINUED OPERATIONS                        -                   (6.4)
---------------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                   34.1                  385.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                 46.1                  226.1
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $ 80.2                 $611.4
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
          Interest - Net of Capitalized                                              $22.4                  $26.4
          Income Taxes                                                               $13.6                  $59.6
---------------------------------------------------------------------------------------------------------------------------

<F1> Included $1.1 million of cash from Discontinued Operations at June 30, 2005 ($286.9 million at June 30, 2004) and $1.2 million at December 31, 2004 ($116.1 million at December 31, 2003).

                              The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2005 Form 10-Q                     6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2004 Form 10-K. In our opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made. The results of operations for an interim period may not give a true indication of the results for the year.


NOTE 1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE REVENUE AND EXPENSE RECOGNITION. Full profit recognition is recorded on sales upon closing, provided cash collections are at least 20 percent of the contract price and the other requirements of SFAS 66, "Accounting for Sales of Real Estate," are met. In certain cases, where there are obligations to perform significant development activities after the date of sale, we recognize profit on a percentage-of-completion basis in accordance with SFAS 66. Pursuant to this method of accounting, gross profit is recognized based upon the relationship of development costs incurred as of that date to the total estimated costs to develop the parcels, including all related amenities or common costs of the entire project. Revenue and cost of real estate sold in excess of the amount recognized based on the percentage-of-completion method is deferred and recognized as revenue and cost of real estate sold during the period in which the related development costs are incurred. Revenue and cost of real estate sold are recorded net as Deferred Profit on Sales of Real Estate on our consolidated balance sheet.

Land held for sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels. Real estate costs include the cost of land acquired, subsequent development costs and costs of improvements, capitalized development period interest, real estate taxes, and payroll costs of certain employees devoted directly to the development effort. These real estate costs incurred are capitalized to the cost of real estate parcels based upon the relative sales value of parcels within each development project in accordance with SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." When real estate is sold, the cost of sales includes the actual costs incurred and the estimate of future completion costs allocated to the real estate sold based upon the relative sales value method.

Whenever events or circumstances indicate that the carrying value of the real estate may not be recoverable, impairment losses would be recorded and the related assets would be adjusted to their estimated fair value, less costs to sell.

REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of this report, we concluded that it was appropriate to reclassify our auction rate municipal bonds and variable rate municipal demand notes as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we now report these securities as short-term investments in a separate line item on our Consolidated Balance Sheet as of December 31, 2004. As of June 30, 2004 and December 31, 2003, we had no investments in these types of securities. Accordingly, there was no impact to our Consolidated Statement of Cash Flows for the period ended June 30, 2004. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

For the year ended December 31, 2004, net cash used in investing activities related to these short-term investments of $149.2 million was included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

SHORT-TERM INVESTMENTS. At June 30, 2005 and December 31, 2004, we held $61.6 million and $149.2 million, respectively, of short-term investments, consisting of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

7                     ALLETE Second Quarter 2005 Form 10-Q

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.


                                            JUNE 30,             DECEMBER 31,
INVENTORIES                                   2005                   2004
--------------------------------------------------------------------------------
MILLIONS
Fuel                                          $13.4                  $11.4
Materials and Supplies                         22.0                   20.4
Other                                           0.8                    2.2
--------------------------------------------------------------------------------

                                              $36.2                  $34.0
--------------------------------------------------------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized in net income for performance share awards was approximately $0.6 million for the six months ended June 30, 2005 ($0.8 million for the six months ended June 30, 2004). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."


                                                                          QUARTER ENDED         SIX MONTHS ENDED
EFFECT OF SFAS 123                                                          JUNE 30,                JUNE 30,
ACCOUNTING FOR STOCK-BASED COMPENSATION                                2005         2004       2005         2004
------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Net Income (Loss)
       As Reported                                                    $(40.3)       $36.7     $(22.9)       $81.6
       Plus:  Employee Stock Compensation Expense
              Included in Net Income (Loss) - Net of Tax                 0.3          0.4        0.6          0.8
       Less:  Employee Stock Compensation Expense
              Determined Under SFAS 123 - Net of Tax                     0.3          0.5        0.7          1.0
------------------------------------------------------------------------------------------------------------------

       Pro Forma                                                      $(40.3)       $36.6     $(23.0)       $81.4
------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share
       As Reported                                                    $(1.48)       $1.29     $(0.84)       $2.89
       Pro Forma                                                      $(1.48)       $1.29     $(0.85)       $2.89

Diluted Earnings (Loss) Per Share
       As Reported                                                    $(1.48)       $1.29     $(0.84)       $2.88
       Pro Forma                                                      $(1.48)       $1.28     $(0.85)       $2.87
------------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                                               2005         2004
------------------------------------------------------------------------------------------------------------------
Risk-Free Interest Rate                                                                         3.7%         3.3%
Expected Life - Years                                                                              5            5
Expected Volatility                                                                            20.0%        28.1%
Dividend Growth Rate                                                                              5%           2%
------------------------------------------------------------------------------------------------------------------

                      ALLETE Second Quarter 2005 Form 10-Q                     8

NEW ACCOUNTING STANDARDS. SFAS 123(R). In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which will be effective for enterprises as of the first interim or annual reporting period that begins after June 15, 2005. While the SEC has permitted delayed application of SFAS 123(R) until fiscal years beginning after June 15, 2005, we intend to adopt SFAS 123(R) in the third quarter of 2005. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB Opinion No. 25 will no longer be allowed. Historically, we have elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We estimate that the impact of adoption of SFAS 123(R) in 2005 will be an additional expense of approximately $0.2 million after tax.

INTERPRETATION NO. 47. In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Interpretation No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). Retroactive application of interim financial information is permitted, but not required. We are evaluating the impact of this Interpretation, but do not expect it to have a material impact on our financial position, results of operations or cash flows.

SFAS 109. In July 2005, the FASB issued an exposure draft of an Interpretation of SFAS 109, "Accounting for Income Taxes." This proposed Interpretation clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained, if audited by the taxing authorities, based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in SFAS 5, "Accounting for Contingencies," to mean "the future event or events are likely to occur."

Individual tax positions that fail to meet the probable recognition threshold will generally result in the inability to recognize the benefit of such position in the financial statements. This proposed Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. If adopted as proposed, this Interpretation would impact financial statements effective as of the end of the first fiscal year ending after December 15, 2005. We do not anticipate this Interpretation, if adopted as proposed, will have a material impact on the Company.

SFAS 154. In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20 "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.


9                     ALLETE Second Quarter 2005 Form 10-Q

NOTE 2.    BUSINESS SEGMENTS

In 2005, we began allocating corporate charges and interest expense to our business segments. For comparative purposes, segment information for 2004 has been restated to reflect the new allocation method used in 2005 for corporate charges and interest expense. This restatement had no impact on consolidated net income or earnings per share.

                                                                            NONREGULATED
                                                              REGULATED        ENERGY         REAL
                                             CONSOLIDATED      UTILITY       OPERATIONS      ESTATE       OTHER
----------------------------------------------------------------------------------------------------------------
Millions
FOR THE QUARTER ENDED JUNE 30, 2005

Operating Revenue                               $186.8         $137.8           $26.5        $10.0        $12.5
Fuel and Purchased Power                          70.3           64.6             5.7            -            -
Operating and Maintenance                         81.6           46.5            17.6          5.0         12.5
Kendall County Charge                             77.9              -            77.9            -            -
Depreciation Expense                              12.7            9.8             2.1            -          0.8
----------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                     (55.7)          16.9           (76.8)         5.0         (0.8)
Interest Expense                                  (6.7)          (4.4)           (1.6)        (0.2)        (0.5)
Other Income                                       1.5            0.4               -            -          1.1
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes    (60.9)          12.9           (78.4)         4.8         (0.2)
Minority Interest                                  0.2              -               -          0.2            -
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                          (61.1)          12.9           (78.4)         4.6         (0.2)
Income Tax Expense (Benefit)                     (21.5)           5.1           (27.9)         1.8         (0.5)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations         (39.6)        $  7.8          $(50.5)       $ 2.8        $ 0.3
                                                             ---------------------------------------------------

Loss from Discontinued Operations - Net of Tax    (0.7)
--------------------------------------------------------

Net Income (Loss)                               $(40.3)
--------------------------------------------------------


FOR THE QUARTER ENDED JUNE 30, 2004

Operating Revenue                               $186.2         $136.8           $26.6         $6.8        $16.0
Fuel and Purchased Power                          77.2           65.9            11.3            -            -
Operating and Maintenance                         77.2           44.9            13.8          2.5         16.0
Depreciation Expense                              12.5            9.9             1.9            -          0.7
----------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                      19.3           16.1            (0.4)         4.3         (0.7)
Interest Expense                                  (9.1)          (4.6)           (1.2)           -         (3.3)
Other Income (Expense)                            (3.5)           0.1             1.4            -         (5.0)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes      6.7           11.6            (0.2)         4.3         (9.0)
Minority Interest                                  0.5              -               -          0.5            -
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            6.2           11.6            (0.2)         3.8         (9.0)
Income Tax Expense (Benefit)                       3.8            4.2            (0.3)         1.7         (1.8)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           2.4         $  7.4            $0.1         $2.1        $(7.2)
                                                             ---------------------------------------------------

Income from Discontinued Operations - Net
  of Tax                                          34.3
--------------------------------------------------------

Net Income                                      $ 36.7
--------------------------------------------------------


                      ALLETE Second Quarter 2005 Form 10-Q                    10

                                                                            NONREGULATED
                                                              REGULATED        ENERGY         REAL
                                             CONSOLIDATED      UTILITY       OPERATIONS      ESTATE       OTHER
----------------------------------------------------------------------------------------------------------------
Millions
FOR THE SIX MONTHS ENDED JUNE 30, 2005

Operating Revenue                               $393.7         $285.4           $54.4        $27.7        $26.2
Fuel and Purchased Power                         139.4          126.1            13.3            -            -
Operating and Maintenance                        164.7           97.6            32.7          9.5         24.9
Kendall County Charge                             77.9              -            77.9            -            -
Depreciation Expense                              25.3           19.6             4.1            -          1.6
----------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                     (13.6)          42.1           (73.6)        18.2         (0.3)
Interest Expense                                 (13.5)          (8.7)           (2.9)        (0.2)        (1.7)
Other Income (Expense)                            (2.7)           0.4             0.2            -         (3.3)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes    (29.8)          33.8           (76.3)        18.0         (5.3)
Minority Interest                                  1.4              -               -          1.4            -
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                          (31.2)          33.8           (76.3)        16.6         (5.3)
Income Tax Expense (Benefit)                      (9.6)          13.1           (27.4)         6.9         (2.2)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations         (21.6)        $ 20.7          $(48.9)       $ 9.7        $(3.1)
                                                             ---------------------------------------------------

Loss from Discontinued Operations - Net
  of Tax                                          (1.3)
--------------------------------------------------------

Net Income (Loss)                               $(22.9)
--------------------------------------------------------

Total Assets                                  $1,353.4 <F1>    $899.4          $178.6        $75.7       $195.7
Property, Plant and Equipment - Net             $883.0         $728.8          $115.5            -        $38.7
Accumulated Depreciation                        $788.0         $733.6           $43.5            -        $10.9
Capital Expenditures                             $24.2 <F1>     $20.7            $1.9            -         $1.6

FOR THE SIX MONTHS ENDED JUNE 30, 2004

Operating Revenue                               $395.2         $278.2           $55.6        $34.4        $27.0
Fuel and Purchased Power                         146.1          123.0            23.1            -            -
Operating and Maintenance                        160.8           94.6            28.3         10.2         27.7
Depreciation Expense                              24.9           19.8             3.7            -          1.4
----------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                      63.4           40.8             0.5         24.2         (2.1)
Interest Expense                                 (18.2)          (9.3)           (2.4)        (0.1)        (6.4)
Other Income (Expense)                            (3.1)           0.1             0.9            -         (4.1)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes     42.1           31.6            (1.0)        24.1        (12.6)
Minority Interest                                  1.9              -               -          1.9            -
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                           40.2           31.6            (1.0)        22.2        (12.6)
Income Tax Expense (Benefit)                      16.4           11.7            (0.9)         9.2         (3.6)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations          23.8         $ 19.9           $(0.1)       $13.0        $(9.0)
                                                             ---------------------------------------------------

Income from Discontinued Operations - Net of Tax  65.6

Change in Accounting Principle                    (7.8)
--------------------------------------------------------

Net Income                                      $ 81.6
--------------------------------------------------------

Total Assets                                  $3,681.6 <F1>    $930.2          $188.5        $76.1       $392.2
Property, Plant and Equipment - Net             $928.9         $734.2          $154.1            -        $40.6
Accumulated Depreciation                        $756.6         $709.2           $39.2            -         $8.2
Capital Expenditures                             $43.4 <F1>     $24.7            $6.8            -         $3.2

----------------------------------------------------------------------------------------------------------------

<F1>  Discontinued Operations represented $4.0 million of total  assets  in  2005 ($2,094.6 million in 2004) and
      $0 of capital expenditures in 2005 ($8.7 million in 2004).

11                    ALLETE Second Quarter 2005 Form 10-Q

NOTE 3.    INVESTMENTS

At June 30, 2005, Investments included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, and our emerging technology investments.

                                                JUNE 30,          DECEMBER 31,
INVESTMENTS                                       2005                2004
--------------------------------------------------------------------------------
Millions
Real Estate Assets                              $  75.7             $  75.1
Debt and Equity Securities                         38.9                35.8
Emerging Technology Investments                     8.7                13.6
--------------------------------------------------------------------------------

                                                $ 123.3             $ 124.5
--------------------------------------------------------------------------------

REAL ESTATE. At June 30, 2005, real estate assets included land of $45.3 million ($47.2 million at December 31, 2004), long-term finance receivables of $12.5 million ($9.7 million at December 31, 2004) and $17.9 million ($18.2 million at December 31, 2004) of other assets, which consisted primarily of a shopping center. Finance receivables have maturities ranging up to ten years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.6 million at June 30, 2005 ($0.7 million at December 31, 2004).

EMERGING TECHNOLOGY INVESTMENTS. In March 2005, we recorded $5.1 million ($3.3 million after tax) of impairment losses related to certain investments in privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. The total carrying value of our direct investments in privately-held, start-up companies at June 30, 2005, was zero. Our remaining emerging technology investments consist of our interests in certain venture capital funds. We account for these investments under the equity method.


NOTE 4.    SHORT-TERM AND LONG-TERM DEBT

On March 16, 2005, Florida Landmark, a wholly-owned subsidiary of Lehigh Acquisition Corporation, which is an 80 percent owned subsidiary of ALLETE, entered into an $8.5 million revolving development loan with CypressCoquina Bank. The revolving development loan has an interest rate equal to the prime rate, with an initial term of 36 months. The term of the loan may be extended 24 months, if certain conditions are met. The loan is guaranteed by Lehigh Acquisition Corporation. No funds were drawn under this loan agreement at June 30, 2005.

On March 31, 2005, ALLETE executed a bond purchase agreement with certain institutional buyers in the private placement market to sell $35 million of ALLETE's first mortgage bonds. When issued, on or about August 1, 2005, the bonds will carry an interest rate of 5.28% and will have a term of 15 years. In June 2005, ALLETE called for redemption on August 1, 2005, $35 million in principal amount of First Mortgage Bonds, 7 1/2% Series due 2007.


NOTE 5.     KENDALL COUNTY CHARGE

On April 1, 2005, Rainy River Energy, a wholly-owned subsidiary of ALLETE, completed the assignment of its power purchase agreement with LSP-Kendall Energy, LLC, the owner of an energy generation facility located in Kendall County, Illinois, to Constellation Energy Commodities. Rainy River Energy paid Constellation Energy Commodities $73 million in cash to assume the power purchase agreement, which is in effect through mid-September 2017. The payment resulted in a charge to our operating income in the second quarter of 2005. The tax benefits of the payment will be realized through a capital loss carry-back for federal income tax purposes and have been recorded as current deferred income tax assets. The tax benefits are expected to be realized in the first half of 2006. In addition, consent, advisory and closing costs of $4.9 million were incurred to complete the transaction. As a result of this transaction, ALLETE incurred a charge to operating expenses totaling $77.9 million ($50.4 million after tax, or $1.84 per diluted share) in the second quarter of 2005.

                      ALLETE Second Quarter 2005 Form 10-Q                    12

NOTE 6.    OTHER INCOME (EXPENSE)

                                                                          QUARTER ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                       2005         2004       2005         2004
------------------------------------------------------------------------------------------------------------------
Millions
Gain (Loss) on Emerging Technology Investments                        $ 0.1        $(5.4)     $(5.8)       $(5.9)
Investment and Other Income                                             1.4          1.9        3.1          2.8
------------------------------------------------------------------------------------------------------------------

                                                                      $ 1.5        $(3.5)     $(2.7)       $(3.1)
------------------------------------------------------------------------------------------------------------------

NOTE 7.    INCOME TAX EXPENSE

                                                                          QUARTER ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                        2005         2004      2005         2004
------------------------------------------------------------------------------------------------------------------
Millions
Current Tax Expense
     Federal                                                           $  7.5 <F1>  $ 2.6    $ 19.9 <F1>   $ 11.3
     State                                                                1.3 <F1>    1.3       4.5 <F1>      4.4
------------------------------------------------------------------------------------------------------------------

                                                                          8.8         3.9      24.4          15.7
------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                                            (29.5) <F1>   0.1     (32.6) <F1>     1.7
     State                                                               (0.4)          -      (0.7)         (0.2)
------------------------------------------------------------------------------------------------------------------

                                                                        (29.9)        0.1     (33.3)          1.5
------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                     (0.4)       (0.2)     (0.7)         (0.8)
------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit) on Continuing Operations                   (21.5)        3.8      (9.6)         16.4
Income Tax Expense (Benefit) on Discontinued Operations                  (0.1)       28.1      (0.5)         49.3
Income Tax Benefit on Change in Accounting Principle                        -           -         -          (5.5)
------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense (Benefit)                                     $(21.6)      $31.9    $(10.1)       $ 60.2
------------------------------------------------------------------------------------------------------------------

<F1> Included  a  current  federal  tax  benefit  of  $1.3 million;  current state tax benefit of $0.4 million and deferred federal tax benefit of $25.8 million related to the Kendall County Charge. (See Note 5.)

For the quarter and six months ended June 30, 2005, the effective rate for income taxes deviated from the statutory rate, primarily as a result of the emerging technology investment impairment losses recorded in March 2005 and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to a federal benefit for income tax purposes. The state tax benefit from these items is not expected to be realized currently or in future periods. These state net capital loss carry forwards are entirely reserved. Current taxes also increased in 2005, due to the expiration of the accelerated depreciation deduction allowed by the Jobs and Growth Tax Relief Act of 2003, which expired December 31, 2004. The effective rate for income taxes for the six months ended June 30, 2004, increased due to nondeductible spin-off costs related to the ADESA transaction.


NOTE 8.    DISCONTINUED OPERATIONS

AUTOMOTIVE SERVICES. On September 20, 2004, the spin-off of our Automotive Services business was completed by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. One share of ADESA common stock was distributed for each outstanding share of ALLETE common stock held at the close of business on the September 13, 2004, record date.

WATER SERVICES. In June 2004, we essentially concluded our strategy to exit our Water Services businesses when we completed the sale of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. Aqua America purchased our North Carolina water assets for $48 million and assumed approximately $28 million in debt, and also purchased 63 of our water and wastewater systems in Florida for $14 million. Seminole County purchased the remaining 9 Florida

13                    ALLETE Second Quarter 2005 Form 10-Q
systems for a total of $4 million. The FPSC approved the Seminole County transaction in September 2004. The transaction relating to the sale of 63 water and wastewater systems in Florida to Aqua America remains subject to regulatory approval by the FPSC. The approval process may result in an adjustment to the final purchase price, based on the FPSC's determination of plant investment for the systems. We anticipate a decision in late 2005. Gains in 2004 from the sale of our North Carolina assets and the remaining systems in Florida were offset by an adjustment to gains reported in 2003, resulting in an aggregate net loss of $0.5 million in 2004 ($0.4 million loss first quarter; $5.8 million gain second quarter; $0.2 million loss third quarter; $5.7 million loss fourth quarter).

In February 2005, we sold our wastewater assets in Georgia for an immaterial gain. Florida Water continues to incur administrative expenses to support transfer proceedings with the FPSC.

SUMMARY OF DISCONTINUED OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
Millions
                                                                          QUARTER ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
INCOME STATEMENT                                                       2005           2004        2005          2004
-----------------------------------------------------------------------------------------------------------------------
Operating Revenue
     Automotive Services                                                  -          $232.1          -         $479.8
     Water Services                                                       -             7.5          -           15.1
-----------------------------------------------------------------------------------------------------------------------

                                                                          -          $239.6          -         $494.9
-----------------------------------------------------------------------------------------------------------------------

Pre-Tax Income (Loss) from Operations
     Automotive Services                                                  -           $53.5          -         $107.0
     Water Services                                                       -             0.2          -           (0.2)
-----------------------------------------------------------------------------------------------------------------------

                                                                          -            53.7          -          106.8
-----------------------------------------------------------------------------------------------------------------------

Income Tax Expense
     Automotive Services                                                  -            21.0          -           42.6
     Water Services                                                       -             0.2          -              -
-----------------------------------------------------------------------------------------------------------------------

                                                                          -            21.2          -           42.6
-----------------------------------------------------------------------------------------------------------------------

         Total Net Income from Operations                                 -            32.5          -           64.2
-----------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Disposal
     Automotive Services                                                  -            (6.6)         -           (6.6)
     Water Services                                                   $(0.8)           15.3      $(1.8)          14.7
-----------------------------------------------------------------------------------------------------------------------

                                                                       (0.8)            8.7       (1.8)           8.1
-----------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
     Automotive Services                                                  -            (2.6)         -           (2.6)
     Water Services                                                    (0.1)            9.5       (0.5)           9.3
-----------------------------------------------------------------------------------------------------------------------

                                                                       (0.1)            6.9       (0.5)           6.7
-----------------------------------------------------------------------------------------------------------------------

         Net Gain (Loss) on Disposal                                   (0.7)            1.8       (1.3)           1.4
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Discontinued Operations                            $(0.7)          $34.3      $(1.3)        $ 65.6
-----------------------------------------------------------------------------------------------------------------------


                                                                            JUNE 30,                 DECEMBER 31,
BALANCE SHEET INFORMATION                                                     2005                       2004
-----------------------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations
     Cash and Cash Equivalents                                                $1.1                        $1.2
     Other Current Assets                                                     $0.7                        $0.8
     Property, Plant and Equipment                                            $2.2                        $2.9

Liabilities of Discontinued Operations
     Current Liabilities                                                      $6.5                       $12.0
-----------------------------------------------------------------------------------------------------------------------

                      ALLETE Second Quarter 2005 Form 10-Q                    14

NOTE 9.    COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2005, total comprehensive income (loss), net of tax, was a $40.4 million loss ($32.7 million of comprehensive income, net of tax, for the quarter ended June 30, 2004). For the six months ended June 30, 2005, total comprehensive income (loss), net of tax, was a $22.9 million loss ($75.5 million of comprehensive income, net of tax, for the six months ended June 30, 2004). Total comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available-for-sale and interest rate swaps, additional pension liability and foreign currency translation adjustments.


ACCUMULATED OTHER COMPREHENSIVE                                                           JUNE 30,
INCOME (LOSS) - NET OF TAX                                                    2005                       2004
----------------------------------------------------------------------------------------------------------------
Millions
Unrealized Gain on Securities                                               $  1.5                      $ 1.1
Additional Pension Liability                                                 (12.9)                      (9.8)
Interest Rate Swap                                                               -                       (0.3)
Foreign Currency Translation - Discontinued Operations                           -                       17.4
----------------------------------------------------------------------------------------------------------------
                                                                            $(11.4)                     $ 8.4
----------------------------------------------------------------------------------------------------------------

NOTE 10.     EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, "Earnings Per Share," in 2005, 0.1 million dilutive securities were excluded in the computation of diluted earnings per share because a loss from continuing operations existed for the quarter ended June 30, 2005 (0.2 million for the six months ended June 30, 2005). At June 30, 2004, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive due to the option exercise prices being greater than the average market price of the common stock.


                                                            2005                                2004
                                                -------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
-------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
FOR THE QUARTER ENDED JUNE 30,

Income (Loss) from Continuing Operations
     Before Change in Accounting Principle      $(39.6)        -       $(39.6)        $2.4         -         $2.4
Common Shares                                     27.2         -         27.2         28.4       0.1         28.5
Per Share from Continuing Operations            $(1.45)        -       $(1.45)       $0.08         -        $0.08
-------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,

Income (Loss) from Continuing Operations
     Before Change in Accounting Principle      $(21.6)        -       $(21.6)       $23.8         -        $23.8
Common Shares                                     27.2         -         27.2         28.2       0.2         28.4
Per Share from Continuing Operations            $(0.79)        -       $(0.79)       $0.85         -        $0.84
-------------------------------------------------------------------------------------------------------------------

15                    ALLETE Second Quarter 2005 Form 10-Q

NOTE 11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                               POSTRETIREMENT
                                                                  PENSION                      HEALTH AND LIFE
                                                          ---------------------------------------------------------
COMPONENTS OF PERIODIC BENEFIT EXPENSE                     2005            2004             2005            2004
-------------------------------------------------------------------------------------------------------------------
Millions
FOR THE QUARTER ENDED JUNE 30,

Service Cost                                               $2.2             $2.1            $1.0             $1.0
Interest Cost                                               5.3              5.2             1.6              1.6
Expected Return on Plan Assets                             (7.1)            (6.9)           (1.2)            (1.1)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    0.8              0.4             0.2              0.1
Amortization of Transition Obligation                         -                -             0.7              0.6
-------------------------------------------------------------------------------------------------------------------

Periodic Benefit Expense                                   $1.4             $1.0            $2.3             $2.2
-------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,

Service Cost                                             $  4.4           $  4.2            $2.0             $2.1
Interest Cost                                              10.6             10.4             3.3              3.4
Expected Return on Plan Assets                            (14.2)           (13.8)           (2.4)            (2.2)
Amortization of Prior Service Costs                         0.4              0.4               -                -
Amortization of Net Loss                                    1.6              0.8             0.4              0.3
Amortization of Transition Obligation                       0.1              0.1             1.3              1.2
-------------------------------------------------------------------------------------------------------------------

Periodic Benefit Expense                                 $  2.9           $  2.1            $4.6             $4.8
-------------------------------------------------------------------------------------------------------------------

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (Act) which provides accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 requires that the accumulated postretirement benefit obligation and postretirement benefit cost reflect the impact of the Act upon adoption. We provide postretirement health benefits that include prescription drug benefits and have concluded that our prescription drug benefits will qualify us for the federal subsidy to be provided for under the Act. We adopted FSP 106-2 in the third quarter of 2004. The adoption of FSP 106-2 reduced our after-tax postretirement medical expense by $0.5 million for the quarter ended June 30, 2005 and $1.0 million for the six months ended June 30, 2005.

                      ALLETE Second Quarter 2005 Form 10-Q                    16

NOTE 12.     EMPLOYEE STOCK AND INCENTIVE PLANS

We sponsor a leveraged ESOP as part of our Retirement Savings and Stock Ownership Plan (RSOP). As a result of the September 2004 spin-off of ADESA, the ESOP received 3.3 million shares of ADESA common stock related to unearned ESOP shares that have not been allocated to participants. The ESOP was required to sell the ADESA common stock and use the proceeds to purchase ALLETE common stock on the open market. At December 31, 2004, the ESOP had sold all of these ADESA shares. The 3.3 million ADESA shares sold by the ESOP in 2004 resulted in total proceeds of $65.9 million and an after-tax gain of $11.5 million, which we recognized in the fourth quarter of 2004. Under the direction of an independent trustee, the ESOP began using the proceeds to purchase shares of ALLETE common stock in October 2004. As of February 15, 2005, the remaining proceeds ($30.3 million classified as Restricted Cash at December 31, 2004) had been used to purchase ALLETE common stock, which were recorded using the treasury method as Unearned ESOP Shares within Shareholders' Equity as presented on our consolidated balance sheet.


SUMMARY OF ALLETE COMMON STOCK PURCHASES                SHARES           AMOUNT
--------------------------------------------------------------------------------
Millions Except Shares
2004    October                                          80,600          $  2.7
        November                                        669,578            23.5
        December                                        262,600             9.4
2005    January                                         544,797            21.4
        February                                        214,928             8.9
--------------------------------------------------------------------------------

                                                      1,772,503          $ 65.9
--------------------------------------------------------------------------------

UNALLOCATED SHARES. As of June 30, 2005, there were 2,649,973 unallocated shares of ALLETE common stock in the ESOP (2,001,505 shares at December 31, 2004), which reflects 759,725 shares purchased and 111,257 shares allocated or used for plan expenses in 2005. Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held by the ESOP is treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations only after they are allocated to participants.

ALLOCATED SHARES. As of June 30, 2005, participants in the RSOP had $38.7 million, or 1.8 million shares, invested in ADESA common stock through an ADESA common stock fund in the RSOP. Participants may transfer out of the ADESA common stock fund at any time. If a participant chooses to transfer out of the ADESA common stock fund, ADESA common stock is sold and the proceeds are reinvested in a fund available in the RSOP as selected by the participant. One of the funds available is an ALLETE common stock fund. Beginning in September 2005, the RSOP is expected to start selling the ADESA common stock remaining in the RSOP as of that date. An independent trustee will be directing the sale of the ADESA common stock and will use the proceeds to purchase ALLETE common stock as required by terms of the RSOP. We are unable to predict the date on which this process will be complete.

17                    ALLETE Second Quarter 2005 Form 10-Q

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005, and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by approximately 5 percent annually, to a minimum of 50 percent. In December 2004 and 2003, we received notices from Minnkota Power that they will reduce our output entitlement by approximately 5 percent beginning January 1, 2006 and 2007, to 66 percent and 60 percent, respectively. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2005, Square Butte had total debt outstanding of $311.5 million. Total annual debt service for Square Butte is expected to be approximately $25 million in each of the years 2005 through 2009. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

We lease other properties and equipment under operating lease agreements with terms expiring through 2013. The aggregate amount of minimum lease payments for all of these other operating leases is $3.5 million in 2005, $3.3 million in 2006, $2.8 million in 2007, $2.1 million in 2008, $1.7 million in 2009 and $2.4 million thereafter.

COAL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for transportation of all of our coal, with various expiration dates ranging from December 2005 to December 2011. Our minimum annual payment obligations under these coal and shipping agreements are $38.7 million in 2005, $12.3 million in 2006, $9.7 million in 2007, $10.1 million in 2008 and
$6.1 million in 2009.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. The carrying value of our direct investments in privately-held, start-up companies was zero at June 30, 2005 ($4.5 million at December 31, 2004). We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $3.8 million at June 30, 2005, ($4.5 million at December 31, 2004) and is expected to be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

                      ALLETE Second Quarter 2005 Form 10-Q                    18

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

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is under way. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation was to determine any impact to soil or ground water between the former MGP site and Superior Bay. The site work for this phase of the investigation was performed during October 2004, and the final report was sent to the WDNR in March 2005. Additional site investigation will be needed during 2005. A work plan for the additional investigation will be filed with the WDNR during the third quarter of 2005. Although it is not possible to quantify the potential cleanup cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential cleanup costs for future recovery in rates, subject to a regulatory prudency review. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred by the time SWL&P filed their most recent rate request. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and we continue to work with the insurer to determine the availability of insurance coverage.

SQUARE BUTTE GENERATING FACILITY. In June 2002, Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station, which includes the Square Butte generating unit. The EPA claims certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations, potentially resulting in new air permit operating conditions. Minnkota Power has held several meetings with the EPA to discuss the alleged violations. Discussions between Minnkota Power and the EPA are ongoing and we are unable to predict the outcome or cost impacts. If Square Butte is required to make significant capital expenditures to comply with EPA requirements, we expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service.

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

19                    ALLETE Second Quarter 2005 Form 10-Q

EPA CLEAN AIR INTERSTATE RULE AND CLEAN AIR MERCURY RULE. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of sulfur dioxide (SO2), nitrogen oxides (NOX) and particulates in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers as "eastern" states. The EPA also announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps emissions of electric utility mercury emissions in the continental United States. Together, the two rules address at least some of the emission reductions that were targeted by the Clear Skies Act legislation that was not enacted in 2004. The CAIR and the CAMR have been challenged in the court system, which may delay implementation or modify provisions in the rules. Minnesota Power is participating in a legal challenge to the CAIR but is not challenging the CAMR. However, if the CAMR and the CAIR do go into effect, Minnesota Power expects to be required to (1) make emissions reductions, (2) purchase mercury, SO2 and NOX allowances through the EPA's cap-and-trade system, and/or (3) use a combination of both. The Clear Skies legislation is being revisited and, if enacted, will likely displace implementation of these rules.

We believe that CAIR contains flaws in its methodology and application, which will cause Minnesota Power to incur significantly higher compliance costs. Consequently, on July 11, 2005, Minnesota Power filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit. We also expect to file a Petition for Reconsideration with the EPA. If the litigation and/or the Petition for Reconsideration are successful, we expect to incur lower compliance costs, consistent with the rules applicable to those states considered as "western" states under the CAIR.

GUARANTEE. Minnesota Power guarantees $1.0 million of Northwest Airlines, Inc.'s
(NAI) payments of principal and interest on $24.7 million of "Duluth Airport Lease Revenue Bonds" (to be paid out of lease revenues from NAI to the Duluth Economic Development Authority). If NAI is delinquent in their rent payments, the bond trustee may draw on the collateral of Minnesota Power to make the payment. Minnesota Power's collateral is a Letter of Credit in favor of the State of Minnesota. Minnesota Power would be entitled to reimbursement for any draws on the collateral and such reimbursement obligation is secured by NAI's Detroit to Paris international air route. Minnesota Power shares this security interest with the State of Minnesota, St. Louis County and the City of Duluth.

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

                      ALLETE Second Quarter 2005 Form 10-Q                    20

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


EXECUTIVE SUMMARY

ALLETE'S operations are comprised of four business segments. REGULATED UTILITY includes retail and wholesale rate-regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities. NONREGULATED ENERGY OPERATIONS includes nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) from Taconite Harbor in northern Minnesota and our coal mining activities in North Dakota. Nonregulated Energy Operations also included generation secured through the Kendall County power purchase agreement, which was transferred in April 2005 to Constellation Energy Commodities. (See
Note 5.) REAL ESTATE includes our Florida real estate operations. OTHER includes our telecommunications activities, investments in emerging technologies and earnings on cash, cash equivalents and short-term investments. DISCONTINUED OPERATIONS includes our Automotive Services business, our Water Services businesses, and spin-off costs incurred by ALLETE.

During the first six months of 2005, our core energy and real estate businesses continued to perform strongly. We completed the assignment of our Kendall County power purchase agreement to Constellation Energy Commodities, which was a key strategic accomplishment for the Company. As a result of this assignment, we incurred a charge to our operating expenses totaling $77.9 million ($50.4 million after tax, or $1.84 per diluted share) in the second quarter of 2005 (Kendall County Charge). The assignment of the Kendall County power purchase agreement has eliminated anticipated annual losses of approximately $8 million after tax.

Since the Kendall County Charge significantly impacted the financial results from continuing operations for the quarter and six months ended June 30, 2005, we maintain that for comparative purposes, it is useful to present earnings excluding the impact of this charge. The table below reflects actual results adjusted for the exclusion of the Kendall County Charge.

                                                                          QUARTER ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                       2005         2004       2005         2004
------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Income (Loss) from Continuing Operations Before
     Change in Accounting Principle                                   $(39.6)       $ 2.4     $(21.6)       $23.8
         Add Back: Kendall County Charge                                50.4            -       50.4            -
------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations Before
     Change in Accounting Principle
     Excluding the Kendall County Charge                                10.8          2.4       28.8         23.8
Income (Loss) from Discontinued Operations                              (0.7)        34.3       (1.3)        65.6
Change in Accounting Principle                                             -            -          -         (7.8)
------------------------------------------------------------------------------------------------------------------

                                                                      $ 10.1        $36.7      $27.5        $81.6
------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations Before Change in Accounting Principle      $(1.45)       $0.08     $(0.79)       $0.84
         Add Back: Kendall County Charge                                1.84            -       1.84            -
------------------------------------------------------------------------------------------------------------------

     Continuing Operations Before Change in Accounting Principle
         Excluding the Kendall County Charge                            0.39         0.08       1.05         0.84
     Discontinued Operations                                           (0.03)        1.21      (0.05)        2.31
     Change in Accounting Principle                                        -            -          -        (0.27)
------------------------------------------------------------------------------------------------------------------

                                                                      $ 0.36        $1.29      $1.00        $2.88
------------------------------------------------------------------------------------------------------------------

21                    ALLETE Second Quarter 2005 Form 10-Q

Since the Kendall County Charge and discontinued operations significantly impacted cash flow from continuing operations for the six months ended June 30, 2005 and 2004, respectively, we maintain that for comparative purposes, it is useful to present cash flow activity excluding the impact of these items. The table below reflects actual results adjusted for the exclusion of the Kendall County Charge and discontinued operations.

CONSOLIDATED CASH FLOW
SIX MONTHS ENDED JUNE 30,                                                 2005                        2004
-------------------------------------------------------------------------------------------------------------
Millions
Cash from (for) Operating Activities                                     $(20.0)                      $87.0
     Add Back: Kendall County Charge                                       77.9                           -
     Less: Discontinued Operations                                         (5.9)                       54.5
-------------------------------------------------------------------------------------------------------------

                                                                         $ 63.8                       $32.5
-------------------------------------------------------------------------------------------------------------

Cash from (for) Investing Activities                                      $58.4                       $39.7
     Less: Discontinued Operations                                            -                        64.9
-------------------------------------------------------------------------------------------------------------

                                                                          $58.4                      $(25.2)
-------------------------------------------------------------------------------------------------------------

Cash from (for) Financing Activities                                      $(4.3)                     $265.0
     Less: Discontinued Operations                                         (0.1)                      328.9
-------------------------------------------------------------------------------------------------------------

                                                                          $(4.2)                     $(63.9)
-------------------------------------------------------------------------------------------------------------

Excluding the Kendall County Charge, income from continuing operations was $10.8 million, or $0.39 per diluted share, for the quarter ended June 30, 2005 ($2.4 million, or $0.08 per diluted share, for the quarter ended June 30, 2004). Strong electric sales and continued strong demand for real estate contributed to higher earnings during the second quarter of 2005, as did lower interest expense due to reduced debt balances and expense reductions following the spin-off of Automotive Services and exit from the Water Services businesses in 2004. In addition, second quarter 2004 included $3.2 million of impairment charges related to our emerging technology investments.

Excluding the Kendall County Charge, income from continuing operations was $28.8 million, or $1.05 per diluted share, for the six months ended June 30, 2005 ($23.8 million, or $0.84 per diluted share, for the six months ended June 30,
2004). In 2005, continued strong electric sales and the benefits of lower interest expense due to reduced debt balances and expense reductions following the spin-off of Automotive Services and exit from the Water Services businesses in 2004, were partially offset by the timing of closing real estate transactions.

Earnings per share for 2005 were favorably impacted by ALLETE common stock purchased pursuant to the Company's Retirement Savings and Stock Ownership Plan. (See Note 12.)

Excluding the Kendall County Charge, income in total was $10.1 million, or $0.36 per diluted share, for the quarter ended June 30, 2005 ($36.7 million, or $1.29 per diluted share, for the quarter ended June 30, 2004) and $27.5 million, or $1.00 per diluted share, for the six months ended June 30, 2005 ($81.6 million, or $2.88 per diluted share, for the six months ended June 30, 2004). The decrease in net income in total reflected reduced earnings from discontinued operations following the spin-off of Automotive Services and the exit from the Water Services businesses.

                      ALLETE Second Quarter 2005 Form 10-Q                    22


                                                                          QUARTER ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                       2005         2004       2005         2004
------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts
Operating Revenue
     Regulated Utility                                                $137.8       $136.8     $285.4       $278.2
     Nonregulated Energy Operations                                     26.5         26.6       54.4         55.6
     Real Estate                                                        10.0          6.8       27.7         34.4
     Other                                                              12.5         16.0       26.2         27.0
------------------------------------------------------------------------------------------------------------------

                                                                      $186.8       $186.2     $393.7       $395.2
------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Regulated Utility                                                $120.9       $120.7     $243.3       $237.4
     Nonregulated Energy Operations                                    103.3 <F1>    27.0      128.0 <F1>    55.1
     Real Estate                                                         5.0          2.5        9.5         10.2
     Other                                                              13.3         16.7       26.5         29.1
------------------------------------------------------------------------------------------------------------------

                                                                      $242.5       $166.9     $407.3       $331.8
------------------------------------------------------------------------------------------------------------------

Interest Expense
     Regulated Utility                                                  $4.4         $4.6      $ 8.7        $ 9.3
     Nonregulated Energy Operations                                      1.6          1.2        2.9          2.4
     Real Estate                                                         0.2            -        0.2          0.1
     Other                                                               0.5          3.3        1.7          6.4
------------------------------------------------------------------------------------------------------------------

                                                                        $6.7         $9.1      $13.5        $18.2
------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Regulated Utility                                                  $0.4        $ 0.1      $ 0.4        $ 0.1
     Nonregulated Energy Operations                                        -          1.4        0.2          0.9
     Other                                                               1.1         (5.0)      (3.3)        (4.1)
------------------------------------------------------------------------------------------------------------------

                                                                        $1.5        $(3.5)     $(2.7)       $(3.1)
------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
     Regulated Utility                                                $  7.8        $ 7.4     $ 20.7        $19.9
     Nonregulated Energy Operations                                    (50.5) <F1>    0.1      (48.9) <F1>   (0.1)
     Real Estate                                                         2.8          2.1        9.7         13.0
     Other                                                               0.3         (7.2)      (3.1)        (9.0)
------------------------------------------------------------------------------------------------------------------

     Income (Loss) from Continuing Operations                          (39.6)         2.4      (21.6)        23.8
     Income (Loss) from Discontinued Operations                         (0.7)        34.3       (1.3)        65.6
     Change in Accounting Principle                                        -            -          -         (7.8)
------------------------------------------------------------------------------------------------------------------

     Net Income (Loss)                                                $(40.3)       $36.7     $(22.9)       $81.6
------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock                                  27.2         28.5       27.2         28.4
------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                            $(1.45) <F1>  $0.08     $(0.79) <F1>  $0.84
     Discontinued Operations                                           (0.03)        1.21      (0.05)        2.31
     Change in Accounting Principle                                        -            -          -        (0.27)
------------------------------------------------------------------------------------------------------------------

                                                                      $(1.48)       $1.29     $(0.84)       $2.88
------------------------------------------------------------------------------------------------------------------

<F1> Included operating  expenses  totaling  $77.9  million  ($50.4 million after tax, or $1.84 per diluted share)
     related to the assignment of the Kendall County power purchase agreement. (See Note 5.)

In 2005, we began allocating corporate charges and interest expense to our business segments. For comparative purposes, segment information for 2004 has been restated to reflect the new allocation method used in 2005 for corporate charges and interest expense. This restatement had no impact on consolidated net income or earnings per share.

23                    ALLETE Second Quarter 2005 Form 10-Q


                                                                         QUARTER ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                       2005         2004       2005         2004
------------------------------------------------------------------------------------------------------------------
KILOWATTHOURS SOLD

Millions
     Regulated Utility
         Retail and Municipals
              Residential                                              229.9        228.8      549.7        539.1
              Commercial                                               300.5        294.3      640.3        626.2
              Industrial                                             1,746.9      1,770.0    3,524.0      3,536.8
              Municipals                                               199.3        189.0      421.3        402.8
              Other                                                     18.1         17.8       38.5         38.0
------------------------------------------------------------------------------------------------------------------

                                                                     2,494.7      2,499.9    5,173.8      5,142.9
         Other Power Suppliers                                         366.9        168.4      603.6        385.6
------------------------------------------------------------------------------------------------------------------

                                                                     2,861.6      2,668.3    5,777.4      5,528.5
     Nonregulated Energy Operations                                    399.9        414.6      753.8        848.6
------------------------------------------------------------------------------------------------------------------

                                                                     3,261.5      3,082.9    6,531.2      6,377.1
------------------------------------------------------------------------------------------------------------------

REAL ESTATE

     Acres Sold                                                           96          159        579        1,427
     Lots Sold                                                             0           12          7          211
------------------------------------------------------------------------------------------------------------------

NET INCOME

The following net income discussion summarizes a comparison of the six months ended June 30, 2005, to the six months ended June 30, 2004.

REGULATED UTILITY contributed net income of $20.7 million in 2005 ($19.9 million in 2004). In 2005, a 57 percent increase in kilowatthour sales to other power suppliers, higher off-peak prices and continued strong retail electric sales offset $1.1 million of additional planned maintenance expense at Company generating facilities.

NONREGULATED ENERGY OPERATIONS reported a net loss of $48.9 million in 2005 ($0.1 million net loss in 2004). In April 2005, we completed the assignment of our Kendall County power purchase agreement to Constellation Energy Commodities. As a result of this transaction, we incurred a charge to operating expenses totaling $50.4 million after tax in the second quarter of 2005. Excluding the Kendall County Charge, net income from nonregulated operations was up $1.5 million from last year, primarily due to power sales contracts that began in May 2004 and May 2005 at Taconite Harbor.

REAL ESTATE contributed net income of $9.7 million in 2005 ($13.0 million in 2004). Lower net income in 2005 was primarily attributed to the timing of the closing of real estate transactions, which varies from period to period and impacts comparisons between years.

During the second quarter of 2005, ALLETE Properties recorded its first sales from the Town Center at Palm Coast development project in northeast Florida. Since the project is currently under construction, revenue and expenses are recorded using a percentage-of-completion method. (See Note 1.) As of June 30, 2005, we have $7.7 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. We expect most of this deferred profit will be reflected in income during the next 18 months.

At June 30, 2005, total land sales under contract were $90.7 million, of which $53.5 million were for properties in the Town Center at Palm Coast development project. Pricing on these contracts range from $45,000 to $685,000 per acre for the Town Center at Palm Coast development project, and $2,000 to $524,000 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the properties under contract are zoned commercial and mixed use.

                      ALLETE Second Quarter 2005 Form 10-Q                    24

OTHER reflected a net loss of $3.1 million in 2005 ($9.0 million net loss in 2004). In 2005, the Company benefited from the positive impact of lower interest expense due to reduced debt balances and expense reductions following the spin-off of Automotive Services and exit from the Water Services businesses in 2004, and a $1.2 million increase in earnings on cash, cash equivalents and short-term investments. Losses from our emerging technology investments were similar to last year. In 2005, we recorded $3.3 million of impairment losses related to our emerging technology investments ($3.2 million in 2004).

DISCONTINUED OPERATIONS reflected a net loss of $1.3 million in 2005 ($65.6 million of net income in 2004). The absence of operations from Automotive Services, spun off in September 2004, accounted for $60.4 million of the decrease in income from discontinued operations. Income from Water Services was down $6.5 million, primarily due to gains recognized in June 2004 on the sale of Heater and the remaining 72 Florida Water systems. Water Services in 2005 reflected $1.3 million of administrative expenses incurred by Florida Water in connection with the FPSC's transfer proceedings.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 2005 AND 2004

REGULATED UTILITY

     OPERATING REVENUE was up $1.0 million, or less than 1 percent, from 2004. Revenue from other power suppliers (power marketing) was up $8.1 million from 2004, due to a 118 percent increase in kilowatthour sales. Transmission revenue was up $1.4 million from 2004, reflecting increased MISO-related revenue. The Company is currently recovering other MISO expenses, subject to refund with interest, through the fuel clause. Revenue from sales to retail and municipal customers was down $8.4 million, primarily due to lower fuel clause recoveries in 2005. Kilowatthour sales to retail and municipal customers were similar to last year. As in 2004, the Company's industrial customers are operating at high production levels, with taconite and paper production at or near capacity, resulting in kilowatthour sales to industrial customers similar to last year. Overall, regulated utility kilowatthour sales were up 7 percent from 2004.

     Revenue from electric sales to taconite customers accounted for 23 percent of consolidated operating revenue in 2005 (26 percent in 2004). Electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in both 2005 and 2004.

     OPERATING EXPENSES were up $0.2 million, or less than 1 percent, from 2004. Fuel and purchased power expense was down $1.3 million from 2004, due to lower purchased power expense in 2005. In 2004, an outage at Boswell Unit 4 required the Company to purchase additional power. The decrease in purchased power expense was mostly offset by increased fuel expense, due to a 53 percent increase in Company generation, and a $0.9 million increase in MISO transmission expense. Other operating expenses were also higher in 2005 and included a $0.5 million increase in conservation improvement program expenses, which are recovered through a billing adjustment clause. In 2004, operating expenses included $0.3 million of expenses related to Split Rock Energy, a joint venture, which we exited in March 2004.

     INTEREST EXPENSE was down $0.2 million from 2004, due to lower effective interest rates.

     OTHER INCOME (EXPENSE) reflected $0.3 million more income in 2005, primarily due to higher EPA auction proceeds received for sulfur dioxide emission allowances.


25                    ALLETE Second Quarter 2005 Form 10-Q

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $0.1 million, or less than 1 percent, from 2004. Revenue from nonregulated generation was down $1.9 million from 2004, reflecting the absence of Kendall County operations following the assignment of the Kendall County power purchase agreement partially offset by increased revenue from Taconite Harbor. Overall, nonregulated kilowatthour sales were down 4 percent from 2004. Revenue from Taconite Harbor was up $2.6 million due to a 76-MW one-year capacity contract that began in May 2004 and two 5-year contracts (175 MW in total) that began in May 2005. Coal revenue, realized under a cost-plus contract, was up $1.9 million from 2004 because of higher coal production expenses (see operating expense below).

     OPERATING EXPENSES were up $76.3 million, from 2004, primarily due to a $77.9 million charge related to the assignment of the Kendall County power purchase agreement to Constellation Energy Commodities on April 1, 2005.

     Fuel and purchased power expense was down $5.6 million from 2004, reflecting the absence of operations at Kendall County partially offset by increased fuel and purchased power expense at Taconite Harbor due to a 15 percent increase in kilowatthour sales. Other operating expenses at Taconite Harbor were higher in 2005--sulfur dioxide emission allowance expenses were up $1.0 million and depreciation expense was up $0.2 million as a result of capitalized projects being completed and placed into operation. Expenses related to our coal operations were up $1.8 million, in part due to higher expenses associated with equipment repairs and a $0.7 million increase in lease expense related to the new dragline. In 2004, fewer equipment repairs reduced operating expenses.

     OTHER INCOME (EXPENSE) reflected $1.4 million less income in 2005--$0.7 million primarily due to the timing of contract services related to the Duluth-to-Wausau transmission and $0.7 million due to fewer Minnesota land sales.

REAL ESTATE

     OPERATING REVENUE was up $3.2 million, or 47 percent, from 2004, primarily because of the type and location of real estate sold. In 2005, 96 acres and 0 lots were sold for $8.6 million, excluding deferred revenue of $7.5 million. Town Center accounted for 42 of the 96 acres sold in 2005 ($1.7 million of revenue, excluding $7.5 million of deferred revenue). In 2004, 159 acres and 12 lots were sold for $5.2 million in 2004, excluding deferred revenue of $0.

     OPERATING EXPENSES were up $2.5 million from 2004. Cost of sales was $3.2 million in 2005, excluding deferred cost of sales of $1.7 million ($0.7 million, in 2004, excluding no deferred cost of sales).

OTHER

     OPERATING REVENUE was down $3.5 million,  or 22 percent,  from 2004, due to
     less  revenue  from  our  telecommunications   business  because  of  fewer
     equipment sales.

     OPERATING EXPENSES were down $3.4 million, or 20 percent, from 2004, reflecting a $3.1 million decrease in expenses at our telecommunication business, primarily due to lower cost of goods sold associated with fewer equipment sales.

     INTEREST EXPENSE was down $2.8 million from 2004, primarily due to lower debt balances. The Company repaid a $53 million balance on a credit agreement in April 2004 and $125 million of 7.80% Senior Notes in July 2004. A combination of internally-generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA were used to repay debt.

     OTHER INCOME (EXPENSE) reflected $6.1 million less expense in 2005 because in 2004 we recorded $5.5 million of impairment losses related to our privately-held emerging technology investments. Other income also reflected a $0.7 million increase in earnings on cash, cash equivalents and short-term investments in 2005.

                      ALLETE Second Quarter 2005 Form 10-Q                    26

INCOME TAXES

The effective rate for income taxes in 2005 deviated from the statutory rate, primarily as a result of the Kendall County capital loss recorded in April 2005. The current benefit for the loss was limited to a federal benefit for income tax purposes. The state tax benefit for this item is not expected to be realized currently or in future periods. This state capital loss carry forward was entirely reserved. Current taxes were higher in 2005, due to the expiration of the accelerated depreciation deduction allowed by the Jobs and Growth Tax Relief Act of 2003, which expired December 31, 2004. The effective rate for income taxes in 2004 increased, due to nondeductible spin-off costs related to the ADESA transaction.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

REGULATED UTILITY

     OPERATING REVENUE was up $7.2 million, or 3 percent, from 2004. Revenue from other power suppliers (power marketing) was up $10.1 million from 2004, due to a 57 percent increase in kilowatthour sales and higher off-peak market prices. Transmission revenue was up $2.9 million from 2004, reflecting increased MISO-related revenue. The Company is currently recovering other MISO expenses, subject to refund with interest, through the fuel clause. Revenue from sales to retail and municipal customers was down $6.4 million, primarily due to lower fuel clause recoveries in 2005. Kilowatthour sales to retail and municipal customers remained strong--up 1 percent from 2004. Sales to industrial customers were similar to last year because, as in 2004, the Company's industrial customers are operating at high production levels, with taconite and paper production at or near capacity. Overall, regulated utility kilowatthour sales were up 5 percent from 2004.

     Revenue from electric sales to taconite customers accounted for 22 percent of consolidated operating revenue in 2005 (23 percent in 2004). Electric sales to paper and pulp mills accounted for 8 percent of consolidated operating revenue in both 2005 and 2004.

     OPERATING EXPENSES were up $5.9 million, or 2 percent, from 2004. Fuel and purchased power expense was up $3.1 million from 2004, reflecting increased fuel expense, due to a 32 percent increase in Company generation, and a $2.3 million increase in MISO transmission expenses. These increases were partially offset by lower purchased power expense in 2005. In 2004, an outage at Boswell Unit 4 required additional power to be purchased. Maintenance expenses were up $1.9 million from 2004, primarily due to more planned maintenance in 2005. Other operating expenses were also higher in 2005 and included a $1.1 million increase in conservation improvement program expenses, which are recovered through a billing adjustment clause. In 2004, operating expenses included $2.0 million of expenses related to Split Rock Energy, a joint venture, which we exited in March 2004.

     INTEREST EXPENSE was down $0.6 million from 2004, due to lower effective interest rates.

     OTHER INCOME (EXPENSE) reflected $0.3 million more income in 2005, primarily due to higher EPA auction proceeds received for sulfur dioxide emission allowances.

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $1.2 million, or 2 percent, from 2004. Revenue from nonregulated generation was down $4.3 million from 2004, reflecting the absence of Kendall County operations partially offset by increased revenue from Taconite Harbor. Overall, nonregulated kilowatthour sales were down 11 percent from 2004. Revenue from Taconite Harbor was up $2.0 million due to a 76-MW one-year capacity contract that began in May 2004 and two 5-year contracts (175 MW in total) that began in May 2005. Coal revenue, realized under a cost-plus contract, was up $3.6 million from 2004 because of higher coal production expenses (see operating expense below).

27                    ALLETE Second Quarter 2005 Form 10-Q

     OPERATING EXPENSES were up $72.9 million from 2004, primarily due to the $77.9 million charge related to the assignment of the Kendall County power purchase agreement to Constellation Energy Commodities on April 1, 2005. Nonregulated generation fuel and purchased power expense was down $9.8 million from 2004, reflecting the absence of Kendall County operations. Operating expenses at Taconite Harbor were higher in 2005--sulfur dioxide emission allowance expenses were up $1.5 million and depreciation expense was up $0.3 million as a result of capitalized projects being completed and placed into operation. Expenses related to our coal operations were up $3.5 million, in part due to higher expenses associated with equipment repairs and a $1.4 million increase in lease expense related to the new dragline. In 2004, fewer equipment repairs reduced operating expenses.

     OTHER INCOME (EXPENSE) reflected $0.7 million less income in 2005, primarily due to fewer Minnesota land sales.

REAL ESTATE

     OPERATING REVENUE was down $6.7 million, or 19 percent, from 2004, primarily due to lower sales volume. In 2005, 579 acres and 7 lots were sold for $25.6 million, excluding deferred revenue of $8.5 million. Town Center accounted for 42 of the 96 acres sold in 2005 ($1.7 million of revenue, excluding $7.5 million of deferred revenue). In 2004, 1,427 acres and 211 lots were sold for $31.3 million in 2004, excluding deferred revenue of $0. Revenue from land sales was lower in 2005, primarily due to timing of transactions closing. Revenue from lot sales was also lower in 2005 because in January 2004 we sold the remaining 184 lots at Sugarmill Woods for $3.9 million, essentially exiting the lot sales business.

     OPERATING EXPENSES were down $0.7 million, or 7 percent, from 2004, primarily due to a $0.6 million decrease in selling expenses as a result of lower sales volume in 2005. Cost of sales, however, was higher in 2005--$5.8 million, excluding deferred cost of sales of $1.8 million ($5.5 million in 2004, excluding deferred cost of sales of $0).

OTHER

     OPERATING REVENUE was down $0.8 million, or 3 percent, from 2004, due to decreased revenue from our telecommunications business because of fewer equipment sales.

     OPERATING EXPENSES were down $2.6 million, or 9 percent, from 2004, reflecting a $1.7 million decrease in expenses at our telecommunication business, primarily due to lower cost of goods sold associated with fewer equipment sales, and a reduction in other expenses following the spin-off of Automotive Services and exit from the Water Services businesses in 2004.

     INTEREST EXPENSE was down $4.7 million from 2004, primarily due to lower debt balances. The Company repaid a $53 million balance on a credit agreement in April 2004 and $125 million of 7.80% Senior Notes in July 2004. A combination of internally-generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA were used to repay debt.

     OTHER INCOME (EXPENSE) reflected $0.8 million more income in 2005, primarily due to a $1.8 million increase in earnings on cash and short-term investments. In 2005, we recorded $5.1 million of impairment losses related to our emerging technology investments ($5.5 million in 2004). In 2004, $1.3 million of income from a rabbi trust, established to secure certain deferred executive compensation, was recorded.

INCOME TAXES

The effective rate for income taxes in 2005 deviated from the statutory rate, primarily as a result of the emerging technology investment impairment losses recorded in March 2005 and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to a federal benefit for income tax purposes. The state tax benefit from these items is not expected to be realized currently or in future periods. These state net capital loss carry forwards are entirely reserved. Current taxes also increased in 2005, due to the expiration of the accelerated depreciation deduction allowed by the Jobs and Growth Tax Relief Act of 2003, which expired December 31, 2004. The effective rate for income taxes for 2004 increased, due to nondeductible spin-off costs related to the ADESA transaction.

                      ALLETE Second Quarter 2005 Form 10-Q                    28

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


OUTLOOK

The April 2005 assignment of the Kendall County power purchase agreement to Constellation Energy Commodities was a key strategic accomplishment for the Company. As a result of this assignment, we recorded expenses totaling $50.4 million after tax, or $1.84 per diluted share, in the second quarter of 2005, and eliminated anticipated annual losses of approximately $8 million after tax.

We continue to expect ALLETE's earnings per share from continuing operations to grow by 45 percent to 50 percent in 2005. The growth is expected to come from continued strong real estate sales, lower interest expense and the transfer of the Kendall County purchased power agreement. Our earnings expectation excludes the one-time charge related to the Kendall County assignment and any earnings from investments we may make in growth initiatives.

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

REGULATED UTILITY AND NONREGULATED ENERGY OPERATIONS

As a result of MISO Day 2 implementation on April 1, 2005, energy transactions to serve retail customers are sourced by wholesale transactions with MISO as the counterparty. Minnesota Power filed a petition with the MPUC in February 2005 to amend the fuel clause to accommodate costs and revenue related to MISO Day 2 market implementation. On March 24, 2005, the MPUC approved interim accounting treatment of MISO Day 2 costs to be recovered through the fuel clause. This interim treatment will continue until the MPUC addresses the cost recovery petitions from Xcel Energy Inc., Otter Tail Power Company, Alliant Energy
Corporation and Minnesota Power. The MPUC action regarding MISO Day 2 will include an analysis of how the fuel clause is affected, and whether it should be modified as a result of MISO Day 2.

On April 14, 2005, the PSCW approved an 11.7 percent return on common equity and a 3.9 percent average increase in retail utility rates for SWL&P customers. New rates became effective May 19, 2005.

In June 2005, we reached a long-term, all requirements agreement with United States Steel Corporation (USS) to provide electric service through October 2013 to its Minntac and Keewatin Taconite production facilities. Extending our electric supply contract is an important achievement for both USS and Minnesota Power. Electric power is a key component in the production of taconite and the taconite industry consumes a sizable portion of the electricity we produce. This agreement helps to provide planning certainty for both companies. The contract is subject to MPUC approval. Minntac and Keewatin Taconite, combined, use 275 megawatts of electricity. USS is our largest customer and represents approximately 12 percent of our consolidated annual revenue. We expect to be successful with additional industrial customer contract extensions going forward.

Also in June 2005, we added a significant resource to our Regulated Utility generation portfolio when we entered into a 25-year agreement to purchase approximately 50 megawatts of wind power from a new wind generation project to be built in North Dakota by an affiliate of FPL Energy, LLC. FPL Energy expects the facility to be operational by the end of 2006. The wind farm will include 33 new wind turbines linked to the Square Butte substation in Center, North Dakota. The project is subject to certain conditions, including regulatory approvals, as well as the extension of the federal production tax credit. We are actively pursuing proposals for a second new wind farm to be located in northeastern Minnesota.

29                    ALLETE Second Quarter 2005 Form 10-Q

The U.S. Congress has completed debate on comprehensive energy legislation and is expected to pass and send the legislation to the President. The bill could be signed into law in early August 2005. Key provisions in the bill include: mandatory electric reliability standards; FERC backstop siting authority for transmission corridors of national interest, as well as, giving the Department of Energy (DOE) "lead agency" authority to coordinate federal agencies involved in siting transmission lines; and the repeal of the Public Utility Holding Company Act of 1935 (PUHCA) giving the FERC additional authority over merger reviews and allowing the states expanded books and records authority. The law also reforms the hydro licensing process and supports the DOE's clean coal/FutureGen program. We believe the overall impact on the electric utility industry will be positive, but we are currently evaluating the effects of this pending legislation and are unable to predict the impact on the Company's results of operations and our operations in general.

REAL ESTATE

In March 2005, Florida Landmark signed an agreement with Developers Realty Corporation (DRC) to develop the first phase of the urban core area of Town Center at Palm Coast. The agreement also includes the development of a 51-acre commercial retail site. The agreement provides that DRC has an inspection period through July 31, 2005, which allows DRC to terminate the agreement with no penalty. Revenue associated with this agreement is anticipated to be $21.8 million over the life of the contract, which extends to September 2012. DRC is a regional commercial developer with strong ties to national retailers and has experience developing "lifestyle center" projects. ALLETE Properties recorded its first sales from Town Center at Palm Coast in the second quarter of 2005.

ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $12.5 million at June 30, 2005, with maturities ranging up to seven years. Outstanding finance receivables accrue interest at market-based rates. These finance receivables are collateralized by the financed properties.

SUMMARY OF DEVELOPMENT PROJECTS                     TOTAL     RESIDENTIAL    COMMERCIAL      OFFICE      INDUSTRIAL
AT JUNE 30, 2005                      OWNERSHIP     ACRES<F1>    UNITS <F2>    SQ. FT. <F2>  SQ. FT.<F2>   SQ. FT.<F2>
-----------------------------------------------------------------------------------------------------------------------
Town Center at Palm Coast                 80%       1,508        2,950        2,010,000     1,118,000             -
Palm Coast Park                          100%       4,705        3,600        1,600,000       800,000       800,000
Ormond Crossings <F3>                    100%       5,773            -                -             -             -
-----------------------------------------------------------------------------------------------------------------------

                                                   11,986        6,550        3,610,000     1,918,000       800,000
-----------------------------------------------------------------------------------------------------------------------

<F1>  Acreage amounts are approximate and shown on a gross basis, including  wetlands  and  minority  interest. Acreage
      amounts  may  vary due to platting or  surveying  activity.   Wetland  amounts vary by property and are often not
      formally determined prior to sale.
<F2>  Estimated  and includes minority interest. The  actual property breakdown at full build-out may be different than these estimates.
<F3>  Units and square footage have not been determined.


SUMMARY OF OTHER LAND INVENTORIES
AT JUNE 30, 2005                      OWNERSHIP    TOTAL       MIXED USE     RESIDENTIAL    COMMERCIAL    AGRICULTURAL
-----------------------------------------------------------------------------------------------------------------------
ACRES <F1>
Palm Coast Holdings                      80%        2,888        1,848           513            281            246
Lehigh                                   80%          827          600           134             84              9
Cape Coral                              100%           71            -             1             70              -
Other                                   100%          908            -             -              -            908
-----------------------------------------------------------------------------------------------------------------------

                                                    4,694        2,448           648            435          1,163
-----------------------------------------------------------------------------------------------------------------------

<F1>  Acreage  amounts  are approximate and shown on a gross basis,  including wetlands  and minority interest. Acreage amounts may vary due to platting  or  surveying  activity.  Wetland amounts vary by property and  are  often  not formally  determined prior  to sale.  The actual property breakdown at full build-out may be different than these estimates.

                      ALLETE Second Quarter 2005 Form 10-Q                    30

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing our businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

We believe our financial condition is strong, as evidenced by cash and cash equivalents of $79.1 million, $63.0 million of short-term investments and a debt to total capital ratio of 40 percent at June 30, 2005.

Excluding the Kendall County Charge and discontinued operations, we continued to generate strong cash flow from operating activities, which amounted to $63.8 million for the first six months of 2005 ($32.5 million for the first six months of 2004). Cash from operating activities, excluding the Kendall County Charge and discontinued operations, was higher in 2005, due to increased income from continuing operations, the collection of an outstanding receivable at December 31, 2004, from American Transmission Company LLC for work on the Duluth-to-Wausau transmission line and other receivables, and additional deferred profit on real estate activities.

Cash from investing activities, excluding discontinued operations, was higher in 2005, primarily due to $87.6 million in net proceeds received from the sale of short-term investments ($271.1 million in gross proceeds; $183.5 million for purchases) and lower additions to property, plant and equipment in 2005, which vary from period to period depending on projects. These increases were partially offset by $12 million received from Split Rock Energy in 2004 upon termination of the joint venture.

Cash for financing activities, excluding discontinued operations, was lower in 2005, primarily due to the repayment of a $53.0 million note payable in 2004.

ALLETE Properties' Town Center at Palm Coast development project in Florida (Town Center) is being financed with a revolving development loan and tax-exempt bonds. In March 2005, Florida Landmark entered into an $8.5 million revolving development loan with CypressCoquina Bank to fund approximately $26 million of Town Center development costs. The loan has an interest rate equal to the prime rate with an initial term of 36 months. The term of the loan may be extended 24 months, if certain conditions are met. Also in March 2005, the Town Center at Palm Coast Community Development District (Town Center CDD) issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, due May 1, 2036 (Bonds). Approximately $21 million of the Bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The Bonds are payable from and secured by the revenue derived from assessments to be imposed, levied and collected by the Town Center CDD. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center CDD benefiting from the improvements. The assessments will be included in the annual property tax bills of land owners in the development project beginning in November 2006. Town Center CDD is an independent unit of local government, created and established in accordance with Florida's Uniform Community Development District Act of 1980
(Act). The Act provides legal authority for a community development district to finance the construction of major infrastructure for community development with general obligation, revenue and special assessment revenue debt obligations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Approximately 1 million original issue shares of our common stock are available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan.

SECURITIES

In March 2001, ALLETE, ALLETE Capital II and ALLETE Capital III, jointly filed a registration statement with the SEC, pursuant to Rule 415 under the Securities Act of 1933. The registration statement, which has been declared effective by the SEC, relates to the possible issuance of a remaining aggregate amount of $387 million of securities, which may include ALLETE common stock, first mortgage bonds and other debt securities, and ALLETE Capital II and ALLETE Capital III preferred trust securities. ALLETE also previously filed a registration statement, which has been declared effective by the SEC, relating to the possible issuance of $25 million of first mortgage bonds and other debt securities. We may sell all or a

31                    ALLETE Second Quarter 2005 Form 10-Q
portion of the remaining registered securities if warranted by market conditions and our capital requirements. Any offer and sale of the above-mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

In March 2005, ALLETE executed a bond purchase agreement with certain institutional buyers in the private placement market to sell $35 million of ALLETE's first mortgage bonds. When issued, on or about August 1, 2005, the bonds will carry an interest rate of 5.28% and will have a term of 15 years. In June 2005, ALLETE called for redemption on August 1, 2005, $35 million in principal amount of First Mortgage Bonds, 7 1/2% Series due 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2004 Form 10-K, with additional disclosure discussed in Note 13 of this Form 10-Q.

CAPITAL REQUIREMENTS

For the six months ended June 30, 2005, capital expenditures for continuing operations totaled $24.2 million ($34.7 million in 2004). Expenditures for the six months ended June 30, 2005, included $20.7 million for Regulated Utility, $1.9 million for Nonregulated Energy Operations and $1.6 million for Other, which related to our telecommunications business. Internally-generated funds were the source of funding for these expenditures.

Capital expenditures are expected to be $61 million in total for 2005 ($48 million for system component replacement and upgrades within Regulated Utility; $11 million for system component replacement and upgrades, and coal handling equipment within Nonregulated Energy Operations; and $2 million for telecommunication fiber within Other). We expect to use internally-generated funds to fund all capital expenditures.

Due to the passage of two new EPA rules in 2005 that reduce and permanently cap emissions of mercury, sulfur dioxide, nitrogen oxides and particulates from the electric utility industry, capital expenditures are expected to total about $675 million for 2006 through 2009, an increase of $175 million from the previously anticipated $500 million. This estimated increase reflects additional technological investment in our existing facilities. We are considering, however, a combination of solutions that include both technology and emission allowance purchases. We have commenced litigation in the U.S. Court of Appeals for the District of Columbia Circuit and intend to file a Petition for Reconsideration to have the EPA revisit flaws in the application and methodology of the CAIR rule. If successful, we expect our compliance costs to be approximately $175 million lower than our current expected capital expenditures, which reflect application of the current rules to Minnesota Power's facilities. (See Note 13.)


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


NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1.

                         -----------------------------

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS INCLUDING THOSE CONTAINED ABOVE, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE HEADING:
"SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 3 OF THIS FORM 10-Q.


                      ALLETE Second Quarter 2005 Form 10-Q                    32

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. Our securities investments include certain securities, which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Unrealized losses that are other than temporary are recognized in earnings. At June 30, 2005, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits included in Investments and various auction rate municipal bonds and variable rate municipal demand notes included as Short-Term Investments. Our available-for-sale securities portfolio had a fair value of $92.4 million at June 30, 2005 ($179.4 million at December 31, 2004) and a total unrealized after-tax gain of $1.5 million at June 30, 2005 ($1.5 million at December 31, 2004). We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the continued viability of products offered, cash flow, share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment on available-for-sale securities for the six months ended June 30, 2005.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. The total carrying value of our emerging technology portfolio was $8.7 million at June 30, 2005, down $4.9 million from December 31, 2004. In March 2005, we recorded $5.1 million ($3.3 million after tax) of impairment losses, which included a reserve for future commitments, that related to direct investments in certain privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. Our basis in cost method investments included in the emerging technology portfolio was zero at June 30, 2005 ($4.5 million at December 31, 2004). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

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

From time to time, our regulated utility operations may have excess generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is generally sold in the MISO market or under short-term contracts at market prices.

We have approximately 200 MW of nonregulated generation available for sale to the wholesale markets at our Taconite Harbor facility in northern Minnesota, which has been sold through various short-term and long-term capacity and energy contracts. Approximately 116 MW of existing capacity and energy sales contracts expired on April 30, 2005. Long-term, we have entered into two capacity and energy sales

33                    ALLETE Second Quarter 2005 Form 10-Q
contracts totaling 175 MW (201 MW including a 15 percent reserve), which were effective May 1, 2005, and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months' notice are subject to an annual duration limitation typical of this type of contract. We also have a 50 MW capacity and energy sales contract that extends through April 2008 and a 15 MW energy sales contract that extends through May 2007. The 50 MW capacity and energy sales contract has fixed pricing through January 2006 and market-based pricing thereafter.

In addition to generation, Taconite Harbor will meet its sales contract obligations with two contracts that began in May 2005. We have a 50 MW capacity and energy purchase contract that extends through April 2006, with fixed capacity payments and the right to purchase energy at market price. We also have a 25 MW fixed-priced energy purchase contract that extends through January 2006.


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


PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 13, and are incorporated by reference herein.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


                      ALLETE Second Quarter 2005 Form 10-Q                    34

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our Annual Meeting of Shareholders on May 10, 2005.

(b)  Included in (c) below.

(c) The election of directors, the ratification of the appointment of PricewaterhouseCoopers LLP, as the Company's independent registered public accounting firm for 2005, and the continuation of the ALLETE Executive Long-Term Incentive Compensation Plan were voted on at the Annual Meeting of Shareholders.

     The results were as follows:

                                                                    VOTES
                                              VOTES FOR           WITHHELD
     ---------------------------------------------------------------------------
     DIRECTORS

     Heidi J. Eddins                         25,575,868            587,372
     Peter J. Johnson                        25,438,790            724,450
     Madeleine W. Ludlow                     25,520,384            642,856
     George L. Mayer                         25,437,028            726,212
     Roger D. Peirce                         25,397,560            765,680
     Jack I. Rajala                          25,322,780            840,460
     Donald J. Shippar                       25,643,498            519,742
     Nick Smith                              25,422,674            740,566
     Bruce W. Stender                        25,605,356            557,884
     ---------------------------------------------------------------------------

                                                                    VOTES                                 BROKER
                                              VOTES FOR            AGAINST          ABSTENTIONS          NONVOTES
     --------------------------------------------------------------------------------------------------------------
     INDEPENDENT REGISTERED
     PUBLIC ACCOUNTING FIRM

     PricewaterhouseCoopers LLP              25,296,573            707,633             159,034                   -

     CONTINUATION OF THE EXECUTIVE
     LONG-TERM INCENTIVE
     COMPENSATION PLAN                       17,743,925          3,081,478             861,677           4,476,160

-------------------------------------------------------------------------------------------------------------------

(d)  Not applicable.



35                    ALLETE Second Quarter 2005 Form 10-Q

ITEM 5.    OTHER INFORMATION

Reference is made to our 2004 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2004 Form 10-K.

Ref. Page 8 - New Footnote to Contract Status for Minnesota Power Large Power Customers Table

In June 2005, Minnesota Power reached a long-term agreement with United States Steel Corporation (USS) to provide electric service through October 2013 to its Minntac and Keewatin Taconite production facilities. USS is Minnesota Power's largest energy customer. The contract is subject to MPUC approval.


Ref. Page 11 - First Paragraph

On May 27, 2005, we entered into a 25-year agreement with an affiliate of FPL Energy, LLC to purchase all of the renewable energy from an approximately 50-megawatt wind facility to be built in North Dakota. FPL Energy, LLC expects the facility to be operational by the end of 2006. The wind farm will include 33 new wind turbines linked to the Square Butte substation in Center, North Dakota. The project is subject to certain conditions, including regulatory approvals, as well as the extension of the federal production tax credit (PTC). In addition, we are actively pursuing proposals for the purchase of renewable energy from a second new wind farm that would be located in northeastern Minnesota. This project, expected to be operational in 2006 or 2007, would be similar in size to the North Dakota project and would be subject to contract negotiation and execution, as well as regulatory approvals and extension of the PTC.


Ref. Page 11 - Seventh Paragraph

The U.S. Congress has completed debate on comprehensive energy legislation and is expected to pass and send the legislation to the President. The bill could be signed into law in early August 2005. Key provisions in the bill include: mandatory electric reliability standards; FERC backstop siting authority for transmission corridors of national interest, as well as, giving the Department of Energy (DOE) "lead agency" authority to coordinate federal agencies involved in siting transmission lines; and the repeal of the Public Utility Holding Company Act of 1935 (PUHCA) giving the FERC additional authority over merger reviews and allowing the states expanded books and records authority. The law also reforms the hydro licensing process and supports the DOE's clean coal/FutureGen program. We believe the overall impact on the electric utility industry will be positive, but we are currently evaluating the effects of this pending legislation and are unable to predict the impact on the Company's results of operations and our operations in general.


Ref. Page 13 - New Paragraph after Second Paragraph

On June 24, 2005, a growth management bill was signed into law by the Governor of Florida that will significantly change Florida's land development regulations. Generally, the bill requires that sufficient roads, schools and water supply be in place before future development can be approved by local governments. Our Town Center and Palm Coast Park development projects were "grandfathered" under the former regulations and will not be impacted. Ormond Crossings and future Company projects will be regulated by the new legislation. However, due to the large scale of these projects, roads, schools and water supply were already being addressed in our development approvals. Smaller developments will see the greatest negative effect of the legislation, which could lead to a competitive advantage for us under our long-term strategy, but could negatively impact our short-term efforts to obtain development approvals for smaller projects.


                      ALLETE Second Quarter 2005 Form 10-Q                    36

ITEM 6.    EXHIBITS

EXHIBIT
NUMBER

       10    Director Compensation Summary.

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

       99 ALLETE News Release dated July 29, 2005, announcing 2005 second quarter earnings. [THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.]


37                    ALLETE Second Quarter 2005 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ALLETE, INC.





July 29, 2005                                    James K. Vizanko
                               -------------------------------------------------
                                                 James K. Vizanko
                               Senior Vice President and Chief Financial Officer




July 29, 2005                                     Mark A. Schober
                               -------------------------------------------------
                                                  Mark A. Schober
                                       Senior Vice President and Controller



                      ALLETE Second Quarter 2005 Form 10-Q                    38

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

     10    Director Compensation Summary.

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

     99 ALLETE News Release dated July 29, 2005, announcing 2005 second quarter earnings. [THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.]



                      ALLETE Second Quarter 2005 Form 10-Q