Form 10-Q
period 2005-09-30
ALLETE INC
filed 2005-10-28
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of  the Securities Exchange
    Act of 1934

For the quarterly period ended SEPTEMBER 30, 2005

                                       or

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

                  Yes     X      No
                        -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes     X      No
                        -----       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes            No   X
                        -----       -----


                           Common Stock, no par value,
                          30,080,481 shares outstanding
                            as of September 30, 2005

                                   INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                            3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   September 30, 2005 and December 31, 2004                   4

              Consolidated Statement of Income -
                   Quarter and Nine Months Ended September 30, 2005 and 2004  5

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2005 and 2004              6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       21

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               36

         Item 4.   Controls and Procedures                                   37

Part II. Other Information

         Item 1.   Legal Proceedings                                         38

         Item 2.   Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                  38

         Item 3.   Defaults Upon Senior Securities                           38

         Item 4.   Submission of Matters to a Vote of Security Holders       38

         Item 5.   Other Information                                         38

         Item 6.   Exhibits                                                  40

Signatures                                                                   41

1                     ALLETE Third Quarter 2005 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM                  TERM
--------------------------------------------------------------------------------

2004 Form 10-K                           ALLETE's Annual Report on Form 10-K for
                                             the Year Ended December 31, 2004
ADESA                                    ADESA, Inc.
AICPA                                    American Institute of Certified Public
                                             Accountants
ALLETE                                   ALLETE, Inc.
ALLETE Properties                        ALLETE Properties, Inc.
APB                                      Accounting Principles Board
Aqua America                             Aqua America, Inc.
AREA                                     Arrowhead Regional Emission Abatement
ATC                                      American Transmission Company
BNI Coal                                 BNI Coal, Ltd.
Boswell                                  Boswell Energy Center
Company                                  ALLETE, Inc. and its subsidiaries
Constellation Energy Commodities         Constellation Energy Commodities Group,
                                             Inc.
Enventis Telecom                         Enventis Telecom, Inc.
EPA                                      Environmental Protection Agency
ESOP                                     Employee Stock Ownership Plan
FASB                                     Financial Accounting Standards Board
FERC                                     Federal Energy Regulatory Commission
Florida Landmark                         Florida Landmark Communities, Inc.
Florida Water                            Florida Water Services Corporation
FPSC                                     Florida Public Service Commission
FSP                                      Financial Accounting Standards Board
                                             Staff Position
GAAP                                     Accounting Principles Generally
                                             Accepted in the United States
Hibbard                                  Hibbard Energy Center
Laskin                                   Laskin Energy Center
Minnesota Power                          An operating division of ALLETE, Inc.
Minnkota Power                           Minnkota Power Cooperative, Inc.
MISO                                     Midwest Independent Transmission System
                                             Operator, Inc.
MPUC                                     Minnesota Public Utilities Commission
MW                                       Megawatt(s)
Northwest Airlines                       Northwest Airlines, Inc.
Note ___                                 Note ___ to the consolidated financial
                                             statements in this Form 10-Q
NOx                                      Nitrogen oxide
PSCW                                     Public Service Commission of Wisconsin
Rainy River Energy                       Rainy River Energy Corporation
SEC                                      Securities and Exchange Commission
SFAS                                     Statement of Financial Accounting
                                             Standards No.
SO2                                      Sulfur Dioxide
Split Rock Energy                        Split Rock Energy LLC
Square Butte                             Square Butte Electric Cooperative
SWL&P                                    Superior Water, Light and Power Company
Taconite Harbor                          Taconite Harbor Energy Center
Tomoka Holdings                          Tomoka Holdings, LLC
Town Center                              Town Center at Palm Coast development
                                             project in Florida
WDNR                                     Wisconsin Department of Natural
                                             Resources

                      ALLETE Third Quarter 2005 Form 10-Q                      2

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading "Factors that May Affect Future Results" in Item 7 of our 2004 Form 10-K and Item 2 of this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in our 2004 Form 10-K and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

3                     ALLETE Third Quarter 2005 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                                         ALLETE
                                               CONSOLIDATED BALANCE SHEET
                                                  Millions - Unaudited

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                       2005               2004
----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $   91.4           $   44.9
     Restricted Cash                                                                       -               30.3
     Short-Term Investments                                                             66.8              149.2
     Accounts Receivable (Less Allowance of $2.0 and $2.0)                              66.9               86.1
     Inventories                                                                        37.3               34.0
     Prepayments and Other                                                              22.3               21.6
     Deferred Income Taxes                                                              25.8                  -
     Discontinued Operations                                                             0.6                2.0
----------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           311.1              368.1

Property, Plant and Equipment - Net                                                    886.6              883.1

Investments                                                                            126.8              124.5

Other Assets                                                                            46.9               52.8

Discontinued Operations                                                                  2.2                2.9
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,373.6           $1,431.4
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   33.4           $   40.0
     Accrued Taxes                                                                      24.7               23.3
     Accrued Interest                                                                    4.7                6.9
     Long-Term Debt Due Within One Year                                                  1.6                1.8
     Deferred Profit on Sales of Real Estate                                             9.4                1.1
     Other                                                                              20.7               24.7
     Discontinued Operations                                                             3.9               12.0
----------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                       98.4              109.8

Long-Term Debt                                                                         389.0              390.2

Deferred Income Taxes                                                                  134.0              143.9

Other Liabilities                                                                      156.8              151.4

Minority Interest                                                                        6.8                5.6
----------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              785.0              800.9
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized
     30.1 and 29.7 Shares Outstanding                                                  417.1              400.1

Unearned ESOP Shares                                                                   (78.1)             (51.4)

Accumulated Other Comprehensive Loss                                                   (11.0)             (11.4)

Retained Earnings                                                                      260.6              293.2
----------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     588.6              630.5
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,373.6           $1,431.4
----------------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these statements.

                      ALLETE Third Quarter 2005 Form 10-Q                      4


                                                         ALLETE
                                            CONSOLIDATED STATEMENT OF INCOME
                                     Millions Except Per Share Amounts - Unaudited

                                                                       QUARTER ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                     2005         2004         2005         2004
----------------------------------------------------------------------------------------------------------------------

OPERATING REVENUE                                                  $187.0        $177.6       $580.7       $572.8
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                        66.9          71.9        206.3        218.0
     Operating and Maintenance                                       74.5          70.1        239.2        230.9
     Kendall County Charge                                              -             -         77.9            -
     Depreciation                                                    12.7          12.3         38.0         37.2
----------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                   154.1         154.3        561.4        486.1
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                          32.9          23.3         19.3         86.7
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                                (6.7)         (7.5)       (20.2)       (25.7)
     Other                                                            0.4         (18.3)        (2.3)       (21.4)
----------------------------------------------------------------------------------------------------------------------

         Total Other Expense                                         (6.3)        (25.8)       (22.5)       (47.1)
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST AND INCOME TAXES                       26.6          (2.5)        (3.2)        39.6

MINORITY INTEREST                                                     1.0           0.1          2.4          2.0
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                             25.6          (2.6)        (5.6)        37.6

INCOME TAX EXPENSE (BENEFIT)                                          9.8          (2.0)         0.2         14.4
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE CHANGE IN ACCOUNTING PRINCIPLE                           15.8          (0.6)        (5.8)        23.2

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAX              (0.6)         13.7         (1.9)        79.3

CHANGE IN ACCOUNTING PRINCIPLE - NET OF TAX                             -             -            -         (7.8)
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                  $ 15.2        $ 13.1        $(7.7)     $  94.7
----------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                           27.4          28.5         27.3         28.3
     Diluted                                                         27.5          28.6         27.3         28.5
----------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                          $0.58        $(0.03)      $(0.21)       $0.82
     Discontinued Operations                                        (0.02)         0.48        (0.07)        2.80
     Change in Accounting Principle                                     -             -            -        (0.28)
----------------------------------------------------------------------------------------------------------------------

                                                                    $0.56        $ 0.45       $(0.28)       $3.34
----------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                          $0.58        $(0.02)      $(0.21)       $0.82
     Discontinued Operations                                        (0.02)         0.47        (0.07)        2.78
     Change in Accounting Principle                                     -             -            -        (0.27)
----------------------------------------------------------------------------------------------------------------------

                                                                    $0.56        $ 0.45       $(0.28)       $3.33
----------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                               $0.3150       $0.8475      $0.9300      $2.5425
----------------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these statements.

5                     ALLETE Third Quarter 2005 Form 10-Q


                                                         ALLETE
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Millions - Unaudited

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     2005                   2004
----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Income (Loss) from Continuing Operations
          Before Change in Accounting Principle                                    $ (5.8)                $  15.4
       Change in Accounting Principle                                                   -                     7.8
       Loss on Impairment of Investments                                              5.1                     5.5
       Depreciation                                                                  38.0                    37.2
       Deferred Income Taxes                                                        (37.3)                   (2.8)
       Minority Interest                                                              1.2                    (1.6)
       Changes in Operating Assets and Liabilities
          Accounts Receivable                                                        19.2                    (8.7)
          Inventories                                                                (3.3)                   (6.7)
          Prepayments and Other                                                      (0.7)                   (2.9)
          Accounts Payable                                                           (6.6)                   (1.1)
          Other Current Liabilities                                                   3.5                   (23.0)
       Other Assets                                                                   5.9                    (0.2)
       Other Liabilities                                                             10.7                     3.1
       Net Operating Activities from (for) Discontinued Operations                   (9.2)                  119.9
----------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                         20.7                   141.9
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Proceeds from Sale of Available-For-Sale Securities                          323.5                     1.6
       Payments for Purchase of Available-For-Sale Securities                      (241.0)                  (76.2)
       Changes to Investments                                                        (5.0)                   10.2
       Additions to Property, Plant and Equipment                                   (40.4)                  (48.8)
       Other                                                                         (3.1)                    5.1
       Net Investing Activities from Discontinued Operations                            -                    60.1
----------------------------------------------------------------------------------------------------------------------

              Cash from (for) Investing Activities                                   34.0                   (48.0)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Issuance of Common Stock                                                      17.0                    38.5
       Issuance of Long-Term Debt                                                    35.0                   119.6
       Changes in Notes Payable - Net                                                   -                   (53.0)
       Reductions of Long-Term Debt                                                 (36.4)                 (240.9)
       Dividends on Common Stock                                                    (24.9)                  (71.3)
       Net Financing Activities for Discontinued Operations                          (0.1)                  (18.6)
----------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                          (9.4)                 (225.7)
----------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  45.3                  (131.8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                46.1                   229.5
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                    $ 91.4                 $  97.7
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash Paid During the Period for
          Interest - Net of Amounts Capitalized                                     $28.5                   $42.8
          Income Taxes                                                              $23.9                   $61.8
----------------------------------------------------------------------------------------------------------------------

<F1> Included $0 of cash from Discontinued Operations  at  September 30, 2005 ($1.2 million at September 30, 2004) and
     $1.2 million at December 31, 2004 ($116.1 million at December 31, 2003).

                         The accompanying notes are an integral part of these statements.

                      ALLETE Third Quarter 2005 Form 10-Q                      6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2004 Form 10-K. In our opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year.


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

Land held for sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels and is included in Investments on our consolidated balance sheet. Real estate costs include the cost of land acquired, subsequent development costs and costs of improvements, capitalized development period interest, real estate taxes and payroll costs of certain employees devoted directly to the development effort. These real estate costs incurred are capitalized to the cost of real estate parcels based upon the relative sales value of parcels within each development project in accordance with SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." When real estate is sold, the cost of sales includes the actual costs incurred and the estimate of future completion costs allocated to the real estate sold based upon the relative sales value method.

Whenever events or circumstances indicate that the carrying value of the real estate may not be recoverable, impairments would be recorded and the related assets would be adjusted to their estimated fair value, less costs to sell.

REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of our Form 10-Q for the quarterly period ended June 30, 2005, we concluded that it was appropriate to reclassify our auction rate municipal bonds and variable rate municipal demand notes as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we now report these securities as short-term investments in a separate line item on our Consolidated Balance Sheet as of December 31, 2004. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the period ended September 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect our previously reported Consolidated Statements of Income for any period.

For the year ended December 31, 2004, net cash used in investing activities related to these short-term investments of $149.2 million was included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

SHORT-TERM INVESTMENTS. At September 30, 2005 and December 31, 2004, we held $66.8 million and $149.2 million, respectively, of short-term investments, consisting of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

7                     ALLETE Third Quarter 2005 Form 10-Q

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.


                                                                            SEPTEMBER 30,           DECEMBER 31,

INVENTORIES                                                                      2005                   2004
----------------------------------------------------------------------------------------------------------------------
MILLIONS
Fuel                                                                             $13.2                  $11.4
Materials and Supplies                                                            22.4                   20.4
Other                                                                              1.7                    2.2
----------------------------------------------------------------------------------------------------------------------

                                                                                 $37.3                  $34.0
----------------------------------------------------------------------------------------------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we recognize expense for performance share awards granted and do not recognize expense for employee stock options granted. The after-tax expense recognized in net income for performance share awards was approximately $1.1 million for the nine months ended September 30, 2005 ($0.8 million for the nine months ended September 30, 2004). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."


                                                                          QUARTER ENDED         NINE MONTHS ENDED
EFFECT OF SFAS 123                                                        SEPTEMBER 30,           SEPTEMBER 30,
ACCOUNTING FOR STOCK-BASED COMPENSATION                                2005         2004       2005         2004
----------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Net Income (Loss)
       As Reported                                                     $15.2        $13.1      $(7.7)       $94.7
       Plus:  Employee Stock Compensation Expense
              Included in Net Income (Loss) - Net of Tax                 0.5            -        1.1          0.8
       Less:  Employee Stock Compensation Expense
              Determined Under SFAS 123 - Net of Tax                     0.5            -        1.2          1.0
----------------------------------------------------------------------------------------------------------------------

       Pro Forma Net Income (Loss)                                     $15.2        $13.1      $(7.8)       $94.5
----------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share
       As Reported                                                     $0.56        $0.45     $(0.28)       $3.34
       Pro Forma                                                       $0.56        $0.45     $(0.29)       $3.34

Diluted Earnings (Loss) Per Share
       As Reported                                                     $0.56        $0.45     $(0.28)       $3.33
       Pro Forma                                                       $0.56        $0.45     $(0.29)       $3.32
----------------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:


                                                                                            2005            2004
----------------------------------------------------------------------------------------------------------------------

Risk-Free Interest Rate                                                                      3.7%            3.3%
Expected Life - Years                                                                           5               5
Expected Volatility                                                                         20.0%           28.1%
Dividend Growth Rate                                                                           5%              2%
----------------------------------------------------------------------------------------------------------------------

                      ALLETE Third Quarter 2005 Form 10-Q                      8

NEW ACCOUNTING STANDARDS. SFAS 123(R). In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which will be effective for enterprises beginning with the first interim or annual reporting period of the registrants' first fiscal year beginning on or after June 15, 2005. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB Opinion No. 25 will no longer be allowed. Historically, we have elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We expect to implement SFAS 123(R) beginning January 1, 2006, and do not believe it will have a material impact on our financial position, results of operations or cash flows.

The FASB has clarified the adoption of SFAS 123(R) with FSP SFAS 123(R)-1 "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)" and FSP SFAS 123(R)-2 "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)." These staff positions clarify the implementation of SFAS 123(R). We do not believe they will have a material impact on the Company.

The FASB has proposed FSP SFAS 123(R)-c "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This proposed staff position provides for an alternate method for the implementation of SFAS 123(R). We do not believe it will have a material impact on the Company.

INTERPRETATION NO. 47. In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Interpretation No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for fiscal years ending after December 15, 2005. Retroactive application of interim financial information is permitted, but not required. We are evaluating the impact of this Interpretation, but do not expect it to have a material impact on our financial position, results of operations or cash flows.

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

Individual tax positions that fail to meet the probable recognition threshold will generally result in the inability to recognize the benefit of such position in the financial statements. This proposed Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. If adopted as proposed, this Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. We do not anticipate this Interpretation, if adopted as proposed, will have a material impact on the Company.

9                     ALLETE Third Quarter 2005 Form 10-Q

SFAS 154. In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20 "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect that adoption will have a material impact.


NOTE 2.    BUSINESS SEGMENTS

In 2005, we began allocating corporate charges and interest expense to our business segments. For comparative purposes, segment information for 2004 has been restated to reflect the new allocation method used in 2005 for corporate charges and interest expense. This restatement had no impact on consolidated net income or earnings per share.


                                                                            NONREGULATED
                                                              REGULATED        ENERGY         REAL
                                             CONSOLIDATED      UTILITY       OPERATIONS      ESTATE        OTHER
----------------------------------------------------------------------------------------------------------------------
Millions
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Operating Revenue                                $187.0        $137.4           $28.7        $11.2         $ 9.7
Fuel and Purchased Power                           66.9          60.4             6.5            -             -
Operating and Maintenance                          74.5          45.5            16.6          2.8           9.6
Depreciation Expense                               12.7           9.9             1.9          0.1           0.8
----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                       32.9          21.6             3.7          8.3          (0.7)
Interest Expense                                   (6.7)         (4.3)           (1.8)        (0.1)         (0.5)
Other Income                                        0.4             -             0.1            -           0.3
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income
    Taxes                                          26.6          17.3             2.0          8.2          (0.9)
Minority Interest                                   1.0             -               -          1.0             -
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            25.6          17.3             2.0          7.2          (0.9)
Income Tax Expense (Benefit)                        9.8           6.7             0.4          3.2          (0.5)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           15.8        $ 10.6           $ 1.6        $ 4.0         $(0.4)
                                                              --------------------------------------------------------

Loss from Discontinued Operations -
    Net of Tax                                     (0.6)
----------------------------------------------------------

Net Income                                       $ 15.2
----------------------------------------------------------


FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Operating Revenue                                $177.6        $136.1            $25.5        $5.2        $ 10.8
Fuel and Purchased Power                           71.9          63.4              8.5           -             -
Operating and Maintenance                          70.1          44.1             13.1         2.5          10.4
Depreciation Expense                               12.3           9.7              1.9           -           0.7
----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                       23.3          18.9              2.0         2.7          (0.3)
Interest Expense                                   (7.5)         (5.0)            (1.4)       (0.1)         (1.0)
Other Income (Expense)                            (18.3)            -              0.3           -         (18.6)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income
    Taxes                                          (2.5)         13.9              0.9         2.6         (19.9)
Minority Interest                                   0.1             -                -         0.1             -
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            (2.6)         13.9              0.9         2.5         (19.9)
Income Tax Expense (Benefit)                       (2.0)          5.7              0.2         1.0          (8.9)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           (0.6)       $  8.2            $ 0.7        $1.5        $(11.0)
                                                              --------------------------------------------------------

Income from Discontinued Operations -
    Net of Tax                                     13.7
----------------------------------------------------------

Net Income                                       $ 13.1
----------------------------------------------------------

                      ALLETE Third Quarter 2005 Form 10-Q                     10


                                                                            NONREGULATED
                                                              REGULATED        ENERGY         REAL
                                             CONSOLIDATED      UTILITY       OPERATIONS      ESTATE        OTHER
----------------------------------------------------------------------------------------------------------------------
Millions
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Operating Revenue                                $580.7        $422.8           $83.1        $38.9         $35.9
Fuel and Purchased Power                          206.3         186.5            19.8            -             -
Operating and Maintenance                         239.2         143.1            49.3         12.3          34.5
Kendall County Charge                              77.9             -            77.9            -             -
Depreciation Expense                               38.0          29.5             6.0          0.1           2.4
----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                       19.3          63.7           (69.9)        26.5          (1.0)
Interest Expense                                  (20.2)        (13.0)           (4.7)        (0.3)         (2.2)
Other Income (Expense)                             (2.3)          0.4             0.3            -          (3.0)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income
    Taxes                                          (3.2)         51.1           (74.3)        26.2          (6.2)
Minority Interest                                   2.4             -               -          2.4             -
----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
    Before Income Taxes                            (5.6)         51.1           (74.3)        23.8          (6.2)
Income Tax Expense (Benefit)                        0.2          19.8           (27.0)        10.1          (2.7)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           (5.8)       $ 31.3          $(47.3)       $13.7         $(3.5)
                                                              --------------------------------------------------------

Loss from Discontinued Operations -
    Net of Tax                                     (1.9)
----------------------------------------------------------

Net Loss                                         $ (7.7)
----------------------------------------------------------

Total Assets                                   $1,373.6 <F1>   $899.6          $183.4        $77.1        $210.7
Property, Plant and Equipment - Net              $886.6        $729.5          $117.6            -         $39.5
Accumulated Depreciation                         $800.6        $742.7           $45.0            -         $12.9
Capital Expenditures                              $40.4 <F1>    $31.1            $6.0            -          $3.3

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Operating Revenue                                $572.8        $414.3           $81.1        $39.6        $ 37.8
Fuel and Purchased Power                          218.0         186.4            31.6            -             -
Operating and Maintenance                         230.9         138.7            41.4         12.7          38.1
Depreciation Expense                               37.2          29.5             5.6            -           2.1
----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing
  Operations                                       86.7          59.7             2.5         26.9          (2.4)
Interest Expense                                  (25.7)        (14.3)           (3.8)        (0.2)         (7.4)
Other Income (Expense)                            (21.4)          0.1             1.2            -         (22.7)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income
    Taxes                                          39.6          45.5            (0.1)        26.7         (32.5)
Minority Interest                                   2.0             -               -          2.0             -
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                            37.6          45.5            (0.1)        24.7         (32.5)
Income Tax Expense (Benefit)                       14.4          17.4            (0.7)        10.2         (12.5)
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations           23.2        $ 28.1           $ 0.6        $14.5        $(20.0)
                                                              --------------------------------------------------------

Income from Discontinued Operations -
    Net of Tax                                     79.3

Change in Accounting Principle                     (7.8)
----------------------------------------------------------

Net Income                                       $ 94.7
----------------------------------------------------------

Total Assets                                   $1,449.3 <F1>   $919.6          $161.3        $74.8        $285.6
Property, Plant and Equipment - Net              $885.0        $729.6          $117.1            -         $38.3
Accumulated Depreciation                         $766.6        $717.6           $40.1            -          $8.9
Capital Expenditures                              $65.0 <F1>    $32.8           $11.5            -          $4.5

----------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $2.8 million of total assets in 2005 ($8.0 million in 2004) and $0 of capital expenditures in 2005 ($16.2 million in 2004).

11                    ALLETE Third Quarter 2005 Form 10-Q

NOTE 3.    INVESTMENTS

At September 30, 2005, Investments included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, and our emerging technology investments.


                                                                          SEPTEMBER 30,              DECEMBER 31,
INVESTMENTS                                                                   2005                       2004
----------------------------------------------------------------------------------------------------------------------
Millions

Real Estate Assets                                                          $  77.1                    $  75.1
Debt and Equity Securities                                                     40.5                       35.8
Emerging Technology Investments                                                 9.2                       13.6
----------------------------------------------------------------------------------------------------------------------

                                                                            $ 126.8                    $ 124.5
----------------------------------------------------------------------------------------------------------------------

REAL ESTATE. At September 30, 2005, real estate assets included land of $45.8 million ($47.2 million at December 31, 2004), long-term finance receivables of $13.3 million ($9.7 million at December 31, 2004) and $18.0 million ($18.2 million at December 31, 2004) of other assets, which consisted primarily of a shopping center. Finance receivables have maturities ranging up to ten years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.6 million at September 30, 2005 ($0.7 million at December 31,
2004).

EMERGING TECHNOLOGY INVESTMENTS. In March 2005, we recorded $5.1 million ($3.3 million after tax) of impairments related to certain investments in privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. The total carrying value of our direct investments in privately-held, start-up companies at September 30, 2005, was zero. Our remaining emerging technology investments consist of our interests in certain venture capital funds. We account for these investments under the equity method.


NOTE 4.    SHORT-TERM AND LONG-TERM DEBT

On March 16, 2005, Florida Landmark, a wholly-owned subsidiary of Lehigh Acquisition Corporation, which is an 80 percent owned subsidiary of ALLETE, entered into an $8.5 million revolving development loan with CypressCoquina Bank. The revolving development loan has an interest rate equal to the prime rate, with an initial term of 36 months. The term of the loan may be extended 24 months, if certain conditions are met. The loan is guaranteed by Lehigh
Acquisition Corporation. No funds were drawn under this loan agreement at September 30, 2005.

On August 1, 2005, ALLETE issued $35 million of its first mortgage bonds, which carry an interest rate of 5.28% and have a term of 15 years. On August 2, 2005, we used proceeds from these newly issued bonds to redeem $35 million in principal amount of First Mortgage Bonds, 7 1/2% Series due 2007.

On October 6, 2005, ALLETE accepted an offer from certain institutional buyers in the private placement market to purchase $50 million of ALLETE's first mortgage bonds. When issued, on or about March 1, 2006, the bonds will carry an interest rate of 5.69% and will have a term of 30 years. ALLETE intends to use the proceeds from the bonds to redeem a portion of ALLETE's outstanding debt.


                      ALLETE Third Quarter 2005 Form 10-Q                     12

NOTE 5.     KENDALL COUNTY CHARGE

On April 1, 2005, Rainy River Energy, a wholly-owned subsidiary of ALLETE, completed the assignment of its power purchase agreement with LSP-Kendall Energy, LLC, the owner of an energy generation facility located in Kendall County, Illinois, to Constellation Energy Commodities. Rainy River Energy paid Constellation Energy Commodities $73 million in cash to assume the power purchase agreement, which is in effect through mid-September 2017. The payment resulted in a charge to our operating income in the second quarter of 2005. The tax benefits of the payment will be realized through a capital loss carryback for federal income tax purposes and have been recorded as current deferred income tax assets. The tax benefits are expected to be realized in the first half of 2006. In addition, consent, advisory and closing costs of $4.9 million were incurred to complete the transaction. As a result of this transaction, ALLETE incurred a charge to operating expenses totaling $77.9 million ($50.4 million after tax, or $1.84 per diluted share) in the second quarter of 2005.


NOTE 6.    OTHER INCOME (EXPENSE)

                                                                          QUARTER ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                       2005         2004       2005         2004
----------------------------------------------------------------------------------------------------------------------
Millions
Debt Prepayment Premium and Unamortized
    Debt Issuance Costs                                                   -       $(18.5)         -       $(18.5)
Loss on Emerging Technology Investments                               $(0.1)        (1.0)     $(5.9)        (6.9)
Investment and Other Income                                             0.5          1.2        3.6          4.0
----------------------------------------------------------------------------------------------------------------------

                                                                      $ 0.4       $(18.3)     $(2.3)      $(21.4)
----------------------------------------------------------------------------------------------------------------------

NOTE 7.    INCOME TAX EXPENSE

                                                                          QUARTER ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                       2005         2004       2005         2004
----------------------------------------------------------------------------------------------------------------------
Millions
Current Tax Expense
    Federal                                                          $ 10.7         $0.4      $30.6 <F1>   $11.7
    State                                                               2.4          1.1        6.9 <F1>     5.5
----------------------------------------------------------------------------------------------------------------------

                                                                       13.1          1.5       37.5         17.2
----------------------------------------------------------------------------------------------------------------------

Deferred Tax Benefit
    Federal                                                            (2.5)        (2.2)     (35.1) <F1>   (0.5)
    State                                                              (0.5)        (1.1)      (1.2)        (1.3)
----------------------------------------------------------------------------------------------------------------------

                                                                       (3.0)        (3.3)     (36.3)        (1.8)
----------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                   (0.3)        (0.2)      (1.0)        (1.0)
----------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit) on Continuing Operations                   9.8         (2.0)       0.2         14.4
Income Tax Expense (Benefit) on Discontinued Operations                (0.3)        11.0       (0.8)        60.3
Income Tax Benefit on Change in Accounting Principle                      -            -          -         (5.5)
----------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense (Benefit)                                   $  9.5         $9.0      $(0.6)       $69.2
----------------------------------------------------------------------------------------------------------------------

<F1> Included a current  federal  tax  benefit of $1.3 million; current state tax benefit of $0.4 million and deferred federal tax benefit of $25.8 million related to the Kendall County Charge. (See Note 5.)

For the nine months ended September 30, 2005, the effective rate for income taxes deviated from the statutory rate, primarily as a result of the emerging technology investment impairments recorded in March 2005 and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to a federal benefit for income tax purposes. The state tax benefit from these items is not expected to be realized currently or in future periods and, accordingly, are fully offset by a valuation allowance. Current taxes also increased in 2005, due to the expiration of the accelerated depreciation deduction allowed by the Jobs and Growth Tax Relief Act of 2003, which expired December 31, 2004. The effective rate for income taxes for the nine months ended September 30, 2004, deviated from the statutory rate due to nondeductible transaction costs related to the spin-off of Automotive Services.

13                    ALLETE Third Quarter 2005 Form 10-Q

NOTE 8.    DISCONTINUED OPERATIONS

AUTOMOTIVE SERVICES. On September 20, 2004, the spin-off of our Automotive Services business (ADESA), was completed by distributing to ALLETE shareholders all of ALLETE's shares of ADESA common stock. One share of ADESA common stock was distributed for each outstanding share of ALLETE common stock held at the close of business on the September 13, 2004, record date.

WATER SERVICES. In June 2004, we essentially concluded our strategy to exit our Water Services businesses when we completed the sale of our North Carolina water assets and the sale of the remaining 72 water and wastewater systems in Florida. Aqua America purchased our North Carolina water assets for $48 million and assumed approximately $28 million in debt, and also purchased 63 of our water and wastewater systems in Florida for $14 million. Seminole County purchased the remaining 9 Florida systems for a total of $4 million. The FPSC approved the Seminole County transaction in September 2004. The transaction relating to the sale of 63 water and wastewater systems in Florida to Aqua America remains subject to regulatory approval by the FPSC. The approval process may result in an adjustment to the final purchase price, based on the FPSC's determination of plant investment for the systems. We anticipate a decision in mid to late December 2005. Gains in 2004 from the sale of our North Carolina assets and the remaining systems in Florida were offset by an adjustment to gains reported in 2003, resulting in an aggregate net loss of $0.5 million in 2004 ($0.4 million loss first quarter; $5.8 million gain second quarter; $0.2 million loss third quarter; $5.7 million loss fourth quarter).

In February 2005, we sold our wastewater assets in Georgia for an immaterial gain. Florida Water continues to incur administrative and other expenses to support transfer proceedings with the FPSC.


                                                                          QUARTER ENDED         NINE MONTHS ENDED
DISCONTINUED OPERATIONS                                                   SEPTEMBER 30,           SEPTEMBER 30,
SUMMARY INCOME STATEMENT                                               2005         2004       2005         2004
----------------------------------------------------------------------------------------------------------------------
Millions

Operating Revenue
    Automotive Services                                                   -        $201.9          -       $681.7
    Water Services                                                        -           1.2          -         16.3
----------------------------------------------------------------------------------------------------------------------

                                                                          -        $203.1          -       $698.0
----------------------------------------------------------------------------------------------------------------------

Pre-Tax Income (Loss) from Operations
    Automotive Services                                                   -         $25.8          -       $132.8
    Water Services                                                        -          (0.7)         -         (0.9)
----------------------------------------------------------------------------------------------------------------------

                                                                          -          25.1          -        131.9
----------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
    Automotive Services                                                   -          11.4          -         54.0
    Water Services                                                        -          (0.3)         -         (0.3)
----------------------------------------------------------------------------------------------------------------------

                                                                          -          11.1          -         53.7
----------------------------------------------------------------------------------------------------------------------

         Total Net Income from Operations                                 -          14.0          -         78.2
----------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Disposal
    Automotive Services                                                   -          (0.1)         -         (6.7)
    Water Services                                                    $(0.9)         (0.3)     $(2.7)        14.4
----------------------------------------------------------------------------------------------------------------------

                                                                       (0.9)         (0.4)      (2.7)         7.7
----------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit)
    Automotive Services                                                   -             -          -         (2.6)
    Water Services                                                     (0.3)         (0.1)      (0.8)         9.2
----------------------------------------------------------------------------------------------------------------------

                                                                       (0.3)         (0.1)      (0.8)         6.6
----------------------------------------------------------------------------------------------------------------------

         Net Gain (Loss) on Disposal                                   (0.6)         (0.3)      (1.9)         1.1
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Discontinued Operations                            $(0.6)        $13.7      $(1.9)      $ 79.3
----------------------------------------------------------------------------------------------------------------------

                      ALLETE Third Quarter 2005 Form 10-Q                     14


DISCONTINUED OPERATIONS                                                   SEPTEMBER 30,              DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                                             2005                       2004
----------------------------------------------------------------------------------------------------------------------
Millions

Assets of Discontinued Operations
     Cash and Cash Equivalents                                                   -                       $1.2
     Other Current Assets                                                     $0.6                       $0.8
     Property, Plant and Equipment                                            $2.2                       $2.9

Liabilities of Discontinued Operations
     Current Liabilities                                                      $3.9                      $12.0
----------------------------------------------------------------------------------------------------------------------


NOTE 9.    COMPREHENSIVE INCOME (LOSS)

For the quarter ended September 30, 2005, total comprehensive income (loss), net of tax, was comprehensive income of $15.6 million (a $3.7 million comprehensive loss, net of tax, for the quarter ended September 30, 2004). For the nine months ended September 30, 2005, total comprehensive income (loss), net of tax, was a $7.3 million loss ($71.8 million of comprehensive income, net of tax, for the nine months ended September 30, 2004). Total comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available-for-sale, and additional pension liability.


ACCUMULATED OTHER COMPREHENSIVE                                                        SEPTEMBER 30,
INCOME (LOSS) - NET OF TAX                                                    2005                       2004
----------------------------------------------------------------------------------------------------------------------
Millions

Unrealized Gain on Securities                                               $  1.9                      $ 1.4
Additional Pension Liability                                                 (12.9)                      (9.8)
----------------------------------------------------------------------------------------------------------------------
                                                                            $(11.0)                     $(8.4)
----------------------------------------------------------------------------------------------------------------------


NOTE 10.     EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, "Earnings Per Share," for the nine months ended September 30, 2005, 0.1 million dilutive securities were excluded in the computation of diluted earnings per share because a loss from continuing operations existed for the nine months ended September 30, 2005. At September 30, 2004, 0.1 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive due to the option exercise prices being greater than the average market price of the common stock.


                                                            2005                                2004
                                              ------------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
----------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

FOR THE QUARTER ENDED SEPTEMBER 30,

Income (Loss) from Continuing Operations
     Before Change in Accounting Principle       $15.8         -        $15.8        $(0.6)        -        $(0.6)
Common Shares                                     27.4       0.1         27.5         28.5       0.1         28.6
Per Share from Continuing Operations             $0.58         -        $0.58       $(0.03)        -       $(0.02)
----------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Income (Loss) from Continuing Operations
     Before Change in Accounting Principle       $(5.8)        -        $(5.8)       $23.2         -        $23.2
Common Shares                                     27.3         -         27.3         28.3       0.2         28.5
Per Share from Continuing Operations            $(0.21)        -       $(0.21)       $0.82         -        $0.82
----------------------------------------------------------------------------------------------------------------------

15                    ALLETE Third Quarter 2005 Form 10-Q

NOTE 11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS


                                                                                               POSTRETIREMENT
                                                                  PENSION                      HEALTH AND LIFE
                                              ------------------------------------------------------------------------
COMPONENTS OF PERIODIC BENEFIT EXPENSE                     2005            2004             2005            2004
----------------------------------------------------------------------------------------------------------------------
Millions

FOR THE QUARTER ENDED SEPTEMBER 30,

Service Cost                                               $2.1             $2.1            $1.1             $0.9
Interest Cost                                               5.4              5.2             1.6              1.6
Expected Return on Plan Assets                             (7.0)            (6.9)           (1.2)            (1.2)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    0.7              0.4             0.2              0.1
Amortization of Transition Obligation                        -               0.1             0.6              0.6
----------------------------------------------------------------------------------------------------------------------

Periodic Benefit Expense                                   $1.4             $1.1            $2.3             $2.0
----------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Service Cost                                              $ 6.5           $  6.3            $3.1             $3.0
Interest Cost                                              16.0             15.6             4.9              5.0
Expected Return on Plan Assets                            (21.2)           (20.7)           (3.6)            (3.4)
Amortization of Prior Service Costs                         0.6              0.6               -                -
Amortization of Net Loss                                    2.3              1.2             0.6              0.4
Amortization of Transition Obligation                       0.1              0.2             1.9              1.8
----------------------------------------------------------------------------------------------------------------------

Periodic Benefit Expense                                  $ 4.3           $  3.2            $6.9             $6.8
----------------------------------------------------------------------------------------------------------------------

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (Act) which provides accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 requires that the accumulated postretirement benefit obligation and postretirement benefit cost reflect the impact of the Act upon adoption. We provide postretirement health benefits that include prescription drug benefits and have concluded that our prescription drug benefits will qualify us for the federal subsidy to be provided under the Act. We adopted FSP 106-2 in the third quarter of 2004. The adoption of FSP 106-2 reduced our after-tax postretirement medical expense by $0.5 million for each of the quarters ended September 30, 2005 and 2004, and $1.5 million for the nine months ended September 30, 2005 ($1.0 million for the nine months ended September 30, 2004).

In 2005, we determined that our postretirement health care plans meet the requirements of the Centers for Medicare and Medicaid Services' (CMS)
regulations, and are in the process of enrolling with the CMS to begin recovering the subsidy in 2006.

                      ALLETE Third Quarter 2005 Form 10-Q                     16

NOTE 12.     EMPLOYEE STOCK AND INCENTIVE PLANS

We sponsor a leveraged ESOP as part of our Retirement Savings and Stock Ownership Plan (RSOP). As a result of the September 2004 spin-off of Automotive Services, the ESOP received 3.3 million shares of ADESA common stock related to unearned ESOP shares that have not been allocated to participants. The ESOP was required to sell the ADESA common stock and use the proceeds to purchase ALLETE common stock on the open market. At December 31, 2004, the ESOP had sold all of these ADESA shares. The 3.3 million ADESA shares sold by the ESOP in 2004 resulted in total proceeds of $65.9 million and an after-tax gain of $11.5 million, which we recognized in the fourth quarter of 2004. Under the direction of an independent trustee, the ESOP began using the proceeds to purchase shares of ALLETE common stock in October 2004. As of February 15, 2005, the remaining proceeds ($30.3 million classified as Restricted Cash at December 31, 2004) had been used to purchase ALLETE common stock, which were recorded using the treasury method as Unearned ESOP Shares within Shareholders' Equity as presented on our consolidated balance sheet.


SUMMARY OF ALLETE COMMON STOCK PURCHASES                                     SHARES                    AMOUNT
----------------------------------------------------------------------------------------------------------------------
Millions Except Shares

2004    October                                                              80,600                    $ 2.7
        November                                                            669,578                     23.5
        December                                                            262,600                      9.4
2005    January                                                             544,797                     21.4
        February                                                            214,928                      8.9
----------------------------------------------------------------------------------------------------------------------

                                                                          1,772,503                    $65.9
----------------------------------------------------------------------------------------------------------------------

UNALLOCATED SHARES. As of September 30, 2005, there were 2,614,140 unallocated shares of ALLETE common stock in the ESOP (2,001,505 shares at December 31, 2004), which reflected 759,725 shares purchased and 147,090 shares allocated or used for plan expenses during the first nine months of 2005. Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held by the ESOP is treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations only after they are allocated to participants.

ALLOCATED SHARES. In September 2005, the RSOP's independent trustee directed the sale of the approximately 1.4 million shares of ADESA common stock that remained invested in the RSOP participants' ADESA common stock funds at September 1, 2005. Proceeds from the sale of the ADESA common stock were $30.4 million, of which the majority was used to purchase ALLETE common stock as required by the terms of the RSOP. The process was completed on October 26, 2005. Proceeds totaling $28.5 million were used to purchase a total of 644,450 shares of ALLETE common stock (289,900 shares in September 2005; 354,550 shares in October 2005).

17                    ALLETE Third Quarter 2005 Form 10-Q

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

Minnesota Power is entitled to approximately 71 percent of the Unit's output under the Agreement. After 2005, and upon compliance with a two-year advance notice requirement, Minnkota Power has the option to reduce Minnesota Power's entitlement by approximately 5 percent annually, to a minimum of 50 percent. In December 2004 and 2003, we received notices from Minnkota Power that they will reduce our output entitlement by approximately 5 percent beginning January 1, 2006 and 2007, to 66 percent and 60 percent, respectively. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At September 30, 2005, Square Butte had total debt outstanding of $310.9 million. Total annual debt service for Square Butte is expected to be approximately $25 million in each of the years 2005 through 2009. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

COAL, RAIL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for transportation of all of our coal, with various expiration dates ranging from December 2005 to December 2011. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $40.5 million in 2005, $13.0 million in 2006, $9.7 million in 2007, $10.1 million in 2008 and $10.2 million in 2009. Upon finalization of our nominations for coal deliveries during 2006, our minimum annual payment obligations will increase; and once annual nominations are made for coal deliveries during 2007, 2008 and 2009, our minimum annual payment obligations during each of those years are also expected to increase.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. The carrying value of our direct investments in privately-held, start-up companies was zero at September 30, 2005 ($4.5 million at December 31, 2004). We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $3.2 million at September 30, 2005 ($4.5 million at December 31, 2004), and is expected to be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

                    ALLETE Third Quarter 2005 Form 10-Q                       18

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

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P's predecessors from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. The environmental investigation is under way. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation was to determine any impact to soil or ground water between the former MGP site and Superior Bay. The site work for this phase of the investigation was performed during October 2004, and the final report was sent to the WDNR in March 2005. Additional investigation was performed in September and October of 2005 to further delineate the extent of the contamination. It is anticipated that the final report for this portion of the investigation will be completed in mid-2006. Although it is not possible to quantify the potential cleanup cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. We have recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential cleanup costs for future recovery in rates, subject to a regulatory prudency review. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred by the time SWL&P filed their most recent rate request. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and we continue to work with the insurer to determine the availability of insurance coverage.

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

CLEAN WATER ACT - FISH IMPINGEMENT/ENTRAINMENT REDUCTION STANDARDS. In July 2004, the EPA issued Section 316(b) Phase II Rule of the Clean Water Act to ensure that the location, design, construction and capacity of cooling water intake structures at electric generating facilities reflect the best technology available to reduce by specific percentages fish mortality due to impingement (being pinned against screens or other parts of a cooling water intake structure) or entrainment (being drawn into cooling water systems and subjected to thermal, physical or chemical stresses). The fish impingement reduction requirements apply to the Boswell, Laskin, Hibbard and Square Butte generating facilities. Both impingement and entrainment reduction standards apply to Taconite Harbor because it is located on Lake Superior. The rule requires biological studies and engineering analyses to be performed within the 2005 to 2008 timeframe. The estimated total cost of these studies for our facilities is expected to be in the range of $0.5 million to $1.0 million. We cannot yet estimate the capital expenditures that may be required to comply with the rule.

19                    ALLETE Third Quarter 2005 Form 10-Q

EPA CLEAN AIR INTERSTATE RULE AND CLEAN AIR MERCURY RULE. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of SO2, NOX and particulates in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers as "eastern" states. The EPA also announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps emissions of electric utility mercury emissions in the continental United States. Together, the two rules address at least some of the emission reductions that were targeted by the Clear Skies legislation that was not enacted in 2004. The CAIR and the CAMR have been challenged in the court system, which may delay implementation or modify provisions of the rules. Minnesota Power is participating in a legal challenge to the CAIR but is not challenging the CAMR. However, if the CAMR and the CAIR do go into effect, Minnesota Power expects to be required to (1) make emissions reductions, (2) purchase mercury, SO2 and NOX allowances through the EPA's cap-and-trade system, and/or (3) use a combination of both. The Clear Skies legislation is being revisited and, if enacted, will likely displace implementation of these rules.

We believe that CAIR contains flaws in its methodology and application, which will cause Minnesota Power to incur significantly higher compliance costs. Consequently, in July 2005, Minnesota Power filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit. We also have filed a Petition for Reconsideration with the EPA. If the litigation and/or the Petition for Reconsideration are successful, we expect to incur lower compliance costs, consistent with the rules applicable to those states considered as "western" states under the CAIR.

GUARANTEE. ALLETE guarantees $1.0 million of Northwest Airlines, Inc.'s (Northwest Airlines) payments of principal and interest on $24.7 million of "Duluth Airport Lease Revenue Bonds" (to be paid out of lease revenue from Northwest Airlines to the Duluth Economic Development Authority). If Northwest Airlines is delinquent in their rent payments, the bond trustee may draw on the collateral of ALLETE to make the payment. ALLETE's collateral, in lieu of cash, is a letter of credit in favor of the State of Minnesota. Although ALLETE would have a claim to reimbursement for any draws on its letter of credit, we are uncertain about the sufficiency of the security supporting our right to reimbursement. ALLETE shares its security interest with the State of Minnesota, St. Louis County and the City of Duluth. In September 2005, following Northwest Airlines' bankruptcy filing and its default on other obligations, we recorded a $1.0 million ($0.6 million after tax) charge to recognize the probable payment of this guarantee.

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

                     ALLETE Third Quarter 2005 Form 10-Q                      20

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


EXECUTIVE SUMMARY

ALLETE's operations are comprised of four business segments. REGULATED UTILITY includes retail and wholesale rate-regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities. NONREGULATED ENERGY OPERATIONS includes nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) primarily from Taconite Harbor in northern Minnesota and our coal mining activities in North Dakota. Nonregulated Energy Operations also included generation secured through the Kendall County power purchase agreement, which was assigned to Constellation Energy Commodities in April 2005. (See Note 5.) REAL ESTATE includes our Florida real estate operations. OTHER includes our telecommunications activities, investments in emerging technologies and earnings on cash, cash equivalents and short-term investments. DISCONTINUED OPERATIONS includes our Automotive Services business, spin-off costs incurred by ALLETE and our Water Services businesses.

We provide financial statements that are prepared in accordance with GAAP. Along with this information, we disclose and discuss certain pro forma financial information in our quarterly earnings releases, on investor conference calls and during investor conferences and related events. Management believes that pro forma financial data supplements our GAAP financial statements by providing investors with additional information which enhances the investors' overall understanding of our financial performance and the comparability of our operating results from period to period. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Financial results for the periods discussed in this Form 10-Q were significantly impacted by the following two transactions:
 - KENDALL COUNTY CHARGE. In the second quarter of 2005, we completed the assignment of our Kendall County power purchase agreement to Constellation Energy Commodities, which was a key strategic accomplishment for the Company because it eliminated recurring operating losses. As a result of this assignment, we incurred a charge to our operating expenses totaling $77.9 million ($50.4 million after tax, or $1.84 per diluted share) (Kendall County Charge).
 - DEBT PREPAYMENT COST. In the third quarter of 2004, we incurred an $18.5 million ($10.9 million after tax, or $0.38 per diluted share) debt prepayment cost as part of ALLETE's financial restructuring in preparation for the spin-off of Automotive Services.

Since the April 2005 Kendall County Charge and the July 2004 debt prepayment cost significantly impacted the financial results from continuing operations for the periods discussed in this Form 10-Q, we believe that for comparative purposes, it is useful to present earnings for each applicable period excluding the impact of these two transactions. The table below reflects actual results adjusted for the exclusion of the 2005 Kendall County Charge and the 2004 debt prepayment cost.


                                                                          QUARTER ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                       2005         2004       2005         2004
----------------------------------------------------------------------------------------------------------------------
Millions

Income (Loss) from Continuing Operations Before
   Change in Accounting Principle                                      $15.8       $(0.6)     $(5.8)      $ 23.2
      Add Back:  Kendall County Charge                                     -           -       50.4            -
                 Debt Prepayment Cost                                      -        10.9          -         10.9
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before
   Change in Accounting Principle Excluding
   Kendall County Charge and Debt Prepayment Cost                       15.8        10.3       44.6         34.1
Income (Loss) from Discontinued Operations                              (0.6)       13.7       (1.9)        79.3
Change in Accounting Principle                                             -           -          -         (7.8)
----------------------------------------------------------------------------------------------------------------------
                                                                       $15.2       $24.0      $42.7       $105.6
----------------------------------------------------------------------------------------------------------------------

21                    ALLETE Third Quarter 2005 Form 10-Q


                                                                          QUARTER ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                       2005         2004       2005         2004
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   Continuing Operations Before Change in Accounting Principle        $0.58       $(0.02)    $(0.21)       $0.82
      Add Back:  Kendall County Charge                                    -            -       1.84            -
                 Debt Prepayment Cost                                     -         0.38          -         0.38
----------------------------------------------------------------------------------------------------------------------
   Continuing Operations Before Change in Accounting Principle
      Excluding Kendall County Charge and Debt Prepayment Cost         0.58         0.36       1.63         1.20
   Discontinued Operations                                            (0.02)        0.47      (0.07)        2.78
   Change in Accounting Principle                                         -            -          -        (0.27)
----------------------------------------------------------------------------------------------------------------------
                                                                      $0.56        $0.83      $1.56        $3.71
----------------------------------------------------------------------------------------------------------------------

Cash flow from continuing operations was significantly impacted by the Kendall County Charge in 2005, and the debt prepayment cost and discontinued operations in 2004. Therefore, we believe that for comparative purposes, it is useful to present cash flow activity excluding the impact of these items. The table below reflects actual results adjusted for the exclusion of the Kendall County Charge in 2005, and the debt prepayment cost and discontinued operations in 2004.


CONSOLIDATED CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30,                                           2005                            2004
----------------------------------------------------------------------------------------------------------------------
Millions
Cash from Operating Activities                                           $ 20.7                         $ 141.9
     Add Back:  Kendall County Charge                                      77.9                               -
                Debt Prepayment Cost                                          -                            10.9
     Less: Discontinued Operations                                         (9.2)                          119.9
----------------------------------------------------------------------------------------------------------------------

                                                                         $107.8                         $  32.9
----------------------------------------------------------------------------------------------------------------------

Cash from (for) Investing Activities                                      $34.0                         $ (48.0)
     Less: Discontinued Operations                                            -                            60.1
----------------------------------------------------------------------------------------------------------------------

                                                                          $34.0                         $(108.1)
----------------------------------------------------------------------------------------------------------------------

Cash for Financing Activities                                             $(9.4)                        $(225.7)
     Add Back: Long-Term Debt Prepaid                                         -                           125.0
     Less: Discontinued Operations                                         (0.1)                          (18.6)
----------------------------------------------------------------------------------------------------------------------
                                                                          $(9.3)                        $ (82.1)
----------------------------------------------------------------------------------------------------------------------

Excluding the 2004 debt prepayment cost, income from continuing operations and diluted earnings per share for the quarter ended September 30, 2005, increased 53 percent and 61 percent, respectively, from the same period 2004. Strong electric sales and continued strong demand for real estate contributed to higher earnings during the third quarter of 2005.

Excluding the 2005 Kendall County Charge and the 2004 debt prepayment cost, income from continuing operations and diluted earnings per share for the nine months ended September 30, 2005, increased 31 percent and 36 percent, respectively, from the same period in 2004. The increase in 2005 reflected continued strong electric sales, the benefits of lower interest expense due to reduced debt balances, and expense reductions following the spin-off of Automotive Services and exit from the Water Services businesses in 2004.

Earnings per share for 2005 were favorably impacted by ALLETE common stock purchased pursuant to the Company's Retirement Savings and Stock Ownership Plan. (See Note 12.)

Excluding the 2005 Kendall County Charge and the 2004 debt prepayment cost, in total, net income and diluted earnings per share for the quarter ended September 30, 2005, were down 37 percent and 33 percent, respectively, from the comparable period in 2004, and for the nine months ended September 30, 2005, were down 60 percent and 58 percent, respectively, from the comparable period in 2004. The decrease in net income in total reflected reduced earnings from discontinued operations following the spin-off of Automotive Services and the exit from the Water Services businesses.

                      ALLETE Third Quarter 2005 Form 10-Q                     22


                                                                   QUARTER ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                2005          2004           2005         2004
----------------------------------------------------------------------------------------------------------------------
Millions Except Per Share Amounts

Operating Revenue
     Regulated Utility                                         $137.4        $136.1         $422.8       $414.3
     Nonregulated Energy Operations                              28.7          25.5           83.1         81.1
     Real Estate                                                 11.2           5.2           38.9         39.6
     Other                                                        9.7          10.8           35.9         37.8
----------------------------------------------------------------------------------------------------------------------

                                                               $187.0        $177.6         $580.7       $572.8
----------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Regulated Utility                                         $115.8        $117.2         $359.1       $354.6
     Nonregulated Energy Operations                              25.0          23.5          153.0 <F1>    78.6
     Real Estate                                                  2.9           2.5           12.4         12.7
     Other                                                       10.4          11.1           36.9         40.2
----------------------------------------------------------------------------------------------------------------------

                                                               $154.1        $154.3         $561.4       $486.1
----------------------------------------------------------------------------------------------------------------------

Interest Expense
     Regulated Utility                                           $4.3          $5.0          $13.0        $14.3
     Nonregulated Energy Operations                               1.8           1.4            4.7          3.8
     Real Estate                                                  0.1           0.1            0.3          0.2
     Other                                                        0.5           1.0            2.2          7.4
----------------------------------------------------------------------------------------------------------------------

                                                                 $6.7          $7.5          $20.2        $25.7
----------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Regulated Utility                                              -             -          $ 0.4       $  0.1
     Nonregulated Energy Operations                              $0.1        $  0.3            0.3          1.2
     Other                                                        0.3         (18.6) <F2>     (3.0)       (22.7) <F2>
----------------------------------------------------------------------------------------------------------------------

                                                                 $0.4        $(18.3)         $(2.3)      $(21.4)
----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
     Regulated Utility                                          $10.6         $ 8.2          $31.3       $ 28.1
     Nonregulated Energy Operations                               1.6           0.7          (47.3) <F1>    0.6
     Real Estate                                                  4.0           1.5           13.7         14.5
     Other                                                       (0.4)        (11.0) <F2>     (3.5)       (20.0) <F2>
----------------------------------------------------------------------------------------------------------------------

     Income (Loss) from Continuing Operations                    15.8          (0.6)          (5.8)        23.2
     Income (Loss) from Discontinued Operations                  (0.6)         13.7           (1.9)        79.3
     Change in Accounting Principle                                 -             -              -         (7.8)
----------------------------------------------------------------------------------------------------------------------

     Net Income (Loss)                                          $15.2        $ 13.1          $(7.7)      $ 94.7
----------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock                           27.5          28.6           27.3         28.5
----------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                      $0.58        $(0.02) <F2>   $(0.21) <F1> $ 0.82 <F2>
     Discontinued Operations                                    (0.02)         0.47          (0.07)        2.78
     Change in Accounting Principle                                 -             -              -        (0.27)
----------------------------------------------------------------------------------------------------------------------

                                                                $0.56         $0.45         $(0.28)      $ 3.33
----------------------------------------------------------------------------------------------------------------------

<F1> Included  operating  expenses  totaling  $77.9  million  ($50.4 million  after  tax, or $1.84  per diluted share)
     related  to  the assignment of the Kendall County power purchase agreement in April 2005. (See Note 5.)

<F2> Included  an $18.5  million  ($10.9 million  after  tax, or $0.38 per  share) debt  prepayment  cost incurred  in
     July 2004 as part of ALLETE's financial restructuring in preparation for the spin-off of Automotive Services.

In 2005, we began allocating corporate charges and interest expense to our business segments. For comparative purposes, segment information for 2004 has been restated to reflect the new allocation method used in 2005 for corporate charges and interest expense. This restatement had no impact on consolidated net income or earnings per share.

23                    ALLETE Third Quarter 2005 Form 10-Q


                                                                       QUARTER ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                     2005         2004         2005         2004
----------------------------------------------------------------------------------------------------------------------
KILOWATTHOURS SOLD
Millions

     Regulated Utility
         Retail and Municipals
              Residential                                            254.5        233.7        804.2         772.8
              Commercial                                             346.6        334.7        986.9         960.9
              Industrial                                           1,782.8      1,736.9      5,306.8       5,273.7
              Municipals                                             236.0        211.1        657.3         613.9
              Other                                                   20.7         19.9         59.2          57.9
----------------------------------------------------------------------------------------------------------------------

                                                                   2,640.6      2,536.3      7,814.4       7,679.2
         Other Power Suppliers                                       261.3        260.2        864.9         645.8
----------------------------------------------------------------------------------------------------------------------

                                                                   2,901.9      2,796.5      8,679.3       8,325.0
     Nonregulated Energy Operations                                  405.8        349.4      1,159.6       1,198.0
----------------------------------------------------------------------------------------------------------------------

                                                                   3,307.7      3,145.9      9,838.9       9,523.0
----------------------------------------------------------------------------------------------------------------------


                                               QUARTER ENDED                           NINE MONTHS ENDED
                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                         2005                2004                  2005                2004
                                  ------------------------------------------------------------------------------------
REAL ESTATE ACTIVITY
CLOSED LAND TRANSACTIONS              QTY     AMOUNT      QTY   AMOUNT          QTY    AMOUNT       QTY    AMOUNT
----------------------------------------------------------------------------------------------------------------------
Dollars in Millions

Town Center Sales <F1>
   Commercial Sq. Ft.              246,000     $ 5.0        -       -         643,000     $15.1        -        -
   Residential Units                     -         -        -       -               -        -         -        -

Other Land Sales
   Acres                               521       7.6       18    $3.7           1,058      32.2    1,445    $30.4
   Lots                                  -         -        -       -               7       0.4      211      4.6
----------------------------------------------------------------------------------------------------------------------

Contract Sales Price <F2>                -      12.6        -     3.7               -      47.7        -     35.0

Deferred Revenue                         -      (2.5)       -       -               -     (11.0)       -        -

Adjustments <F3>                         -      (0.7)       -       -               -      (1.6)       -        -
----------------------------------------------------------------------------------------------------------------------

Revenue from Land Sales                        $ 9.4             $3.7                     $35.1             $35.0
----------------------------------------------------------------------------------------------------------------------

<F1> For the quarter  ended September 30, 2005, 27 acres were  sold (70 acres for the  nine months ended September 30,
     2005).
<F2> Reflected  total  contract  sales  price. Land  sales are recorded using a percentage-of-completion  method. (See
     Note 1.)
<F3> Primarily contributed development dollars, which are credited to cost of sales.


NET INCOME

The following net income discussion summarizes a comparison of the nine months ended September 30, 2005, to the nine months ended September 30, 2004.

REGULATED UTILITY contributed net income of $31.3 million in 2005 ($28.1 million in 2004). In 2005, a 34 percent increase in kilowatthour sales to other power suppliers, higher off-peak prices and continued strong retail electric sales offset $2.2 million of additional planned maintenance expense at Company generating facilities.

NONREGULATED ENERGY OPERATIONS reported a net loss of $47.3 million in 2005 ($0.6 million of income in 2004). In April 2005, we completed the assignment of our Kendall County power purchase agreement to Constellation Energy Commodities. As a result of this transaction, we incurred a charge to operating expenses totaling $50.4 million after tax in the second quarter of 2005. Nonregulated Energy Operations in 2005 also reflected the absence of operating losses from Kendall County and increased net income from coal operations.


                    ALLETE Third Quarter 2005 Form 10-Q                       24

REAL ESTATE contributed net income of $13.7 million in 2005 ($14.5 million in 2004). Lower net income in 2005 was primarily attributed to the deferral of profit on certain real estate sales. In addition, the timing of the closing of real estate transactions varies from period to period and impacts comparisons between periods.

In the second quarter of 2005, we began selling property from our Town Center development project in northeast Florida. Since the project is currently under construction, revenue and expenses are recorded using a percentage-of-completion method. (See Note 1.) As of September 30, 2005, we have $9.4 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. We expect most of this deferred profit will be reflected in income during the next 15 months.

At September 30, 2005, total pending land sales under contract were $94.2 million, of which $64.6 million were for properties in Town Center. Pricing on these contracts range from $20 to $50 per commercial square foot and $15,000 to $40,000 per residential unit for Town Center, and $8,000 to $524,000 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the other properties under contract are zoned commercial or mixed use.


REAL ESTATE
PENDING CONTRACTS                                                                                      CONTRACT
AT SEPTEMBER 30, 2005                                           QUANTITY                              SALES PRICE
----------------------------------------------------------------------------------------------------------------------
Dollars in Millions

Town Center
     Commercial Sq. Ft.                                         1,272,500                                $37.8
     Residential Units                                              1,294                                 26.8

Other Land
     Acres                                                          1,155                                 29.6
----------------------------------------------------------------------------------------------------------------------
                                                                                                         $94.2
----------------------------------------------------------------------------------------------------------------------

OTHER  reflected a net loss of $3.5 million in 2005 (a $20.0 million net loss in
2004). In 2004, a $10.9 million debt prepayment cost associated with the retirement of long-term debt was incurred as a part of our financial restructuring in preparation for the spin-off of Automotive Services. In 2005, the Company benefited from the positive impact of lower interest expense due to reduced debt balances and expense reductions following the spin-off of Automotive Services and exit from the Water Services businesses in 2004 and a $1.5 million increase in earnings on cash, cash equivalents and short-term investments. Equity losses from our emerging technology investments were $0.3 million lower than 2004. In 2005, we recognized $3.3 million of impairments related to our emerging technology investments ($3.2 million in 2004). In 2005, we also recognized a $0.6 million charge due to the probable payment under our guarantee of Northwest Airlines debt. (See Note 13.)

DISCONTINUED OPERATIONS reflected a net loss of $1.9 million in 2005 ($79.3 million of net income in 2004). The absence of operations from Automotive Services, spun off in September 2004, accounted for $74.7 million of the decrease in income from discontinued operations. Income from Water Services was down $6.5 million, primarily due to gains recognized in June 2004 on the sale of Heater Utilities, Inc. and the remaining 72 Florida Water systems. Water Services' loss in 2005 reflected $1.9 million of administrative and other expenses incurred by Florida Water in connection with the FPSC's transfer proceedings.

25                    ALLETE Third Quarter 2005 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

REGULATED UTILITY

     OPERATING REVENUE was up $1.3 million, or 1 percent, from 2004. Revenue from other power suppliers was up $1.9 million from 2004, due to increased capacity sales. Transmission revenue was up $0.8 million from 2004, reflecting increased MISO-related revenue. The Company is currently recovering other MISO expenses, subject to refund with interest, through the fuel clause. (See Outlook.) Revenue from sales to retail and municipal customers was down $1.9 million, primarily due to lower fuel clause recoveries in 2005. (See operating expenses below.) Kilowatthour sales to retail and municipal customers were up 4 percent from last year reflecting increased usage. Residential and municipal customer usage was higher due to warmer weather in 2005 compared to unusually cool weather in 2004. Commercial usage was higher due to stronger economic conditions in our electric service territory in 2005. As in 2004, the Company's industrial customers are operating at high production levels, with taconite and paper production at or near capacity. Kilowatthour sales to industrial customers were up 3 percent from last year. Overall, regulated utility kilowatthour sales were up 4 percent from 2004.

     Revenue from electric sales to taconite customers accounted for 22 percent of consolidated operating revenue in 2005 (24 percent in 2004). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2005 (10 percent in 2004).

     OPERATING EXPENSES were down $1.4 million, or 1 percent, from 2004. Fuel and purchased power expense was down $3.0 million from 2004, reflecting decreased purchased power expense partially offset by a $1.3 million increase in MISO transmission expense. In 2004, an extended outage at Boswell Unit 4 required us to purchase additional power. Other operating expenses were higher in 2005, primarily due to a $1.4 million increase in maintenance expense.

     INTEREST EXPENSE was down $0.7 million from 2004, due to lower effective interest rates (5.98 percent in 2005; 7.13 percent in 2004).

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was up $3.2 million, or 13 percent, from 2004. Revenue from nonregulated generation was up $2.0 million from 2004, reflecting a $6.0 million increase in revenue from Taconite Harbor partially offset by a $4.7 million decrease in revenue from Kendall County. Revenue from Taconite Harbor was higher in 2005 due to two 5-year contracts (175 MW in total) that began in May 2005, while revenue from Kendall County was down in 2005 due to the absence of operations following the assignment of the Kendall County power purchase agreement. Overall, nonregulated kilowatthour sales were up 16 percent from 2004. Coal revenue, realized under a cost-plus contract, was up $1.0 million from 2004, reflecting a 19 percent increase in tons of coal sold and higher coal production expenses (see operating expenses below).

     OPERATING EXPENSES were up $1.5 million, or 6 percent, from 2004. Fuel and purchased power expense was down $2.0 million from 2004, reflecting the absence of operations at Kendall County, partially offset by increased fuel and purchased power expense at Taconite Harbor. Other operating expenses were $3.5 million higher in 2005 and reflected increased corporate allocations, a $0.5 million increase in SO2 emission allowance expense at Taconite Harbor and a $0.4 million increase in expenses related to our coal operations. In 2005, expenses related to our coal operations reflected increased fuel costs and a $0.7 million increase in lease expense related to the new dragline, partially offset by lower maintenance expense. Coal operations maintenance expenses were higher in 2004 due to scheduled maintenance performed during a planned outage at Square Butte.

     INTEREST EXPENSE was up $0.4 million from 2004, reflecting higher corporate allocations.

                      ALLETE Third Quarter 2005 Form 10-Q                     26

REAL ESTATE

     OPERATING REVENUE was up $6.0 million from 2004, or 115 percent, primarily due to a $5.7 million increase in revenue from land sales because of the type and location of real estate sold. Town Center land sales accounted for $1.8 million of the increase in revenue from land sales. In 2005, revenue of $2.5 million, related to Town Center land sales, was deferred until completion of development obligations are performed ($0 in 2004). In 2005, 548 acres were sold, of which 27 acres are located in Town Center. Town Center sales included assignments of rights to build up to 246,000 square feet of commercial space. In 2004, 18 acres were sold.

     OPERATING EXPENSES were up $0.4 million from 2004 due to increased cost of sales ($1.4 million in 2005; $0.9 million in 2004). In 2005, cost of sales totaling $0.6 million and selling expense of $0.1 million related to Town Center land sales were deferred until completion of development obligations are performed. In 2004, no expenses were deferred.

OTHER

     OPERATING REVENUE was down $1.1 million,  or 10 percent,  from 2004, due to
     less  revenue  from  our  telecommunications   business  because  of  fewer
     equipment sales.

     OPERATING EXPENSES were down $0.7 million, or 6 percent, from 2004, reflecting a decrease in expenses at our telecommunication business, primarily due to lower cost of goods sold associated with fewer equipment sales.

     INTEREST EXPENSE was down $0.5 million from 2004, primarily due to lower debt balances. The Company repaid $125 million of 7.80% Senior Notes in July 2004. A combination of internally-generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA were used to repay this debt.

     OTHER INCOME (EXPENSE) reflected $18.9 million less expense in 2005 because in 2004 we incurred an $18.5 million debt prepayment cost related to the early redemption of $125 million in senior notes. In 2005, other income (expense) reflected a $0.6 million increase in earnings on cash, cash equivalents and short-term investments, a $0.9 million decrease in equity losses related to our emerging technology investments and a $1.0 million charge to record the probable payment under our guarantee of Northwest Airlines debt.

INCOME TAXES

The effective rate for income taxes in 2005 deviated from the statutory rate, primarily as a result of the Kendall County capital loss recorded in April 2005. The current benefit for the loss was limited to a federal benefit for income tax purposes. The state tax benefit for this item is not expected to be realized currently or in future periods. The benefit related to this state capital loss carryforward is fully offset by a valuation allowance. Current taxes were higher in 2005, due to the expiration of the accelerated depreciation deduction allowed by the Jobs and Growth Tax Relief Act of 2003, which expired December 31, 2004. The effective rate for income taxes in 2004 increased, primarily due to nondeductible transaction costs related to the spin-off of Automotive Services.

27                    ALLETE Third Quarter 2005 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REGULATED UTILITY

     OPERATING REVENUE was up $8.5 million, or 2 percent, from 2004. Revenue from other power suppliers was up $12.0 million from 2004, due to a 34 percent increase in kilowatthour sales and higher off-peak market prices. Transmission revenue was up $3.7 million from 2004, reflecting increased MISO-related revenue. The Company is currently recovering other MISO expenses, subject to refund with interest, through the fuel clause. (See
     Outlook.) Revenue from sales to retail and municipal customers was down $8.3 million, primarily due to lower fuel clause recoveries in 2005. (See operating expenses below.) Kilowatthour sales to retail and municipal customers remained strong--up 2 percent from 2004 reflecting increased usage. Residential and municipal customer usage was higher in 2005 due to cooler winter weather and warmer summer weather in 2005 than in 2004. Commercial usage was higher due to stronger economic conditions in our electric service territory in 2005. Sales to industrial customers were similar to last year (up 1 percent) because, as in 2004, the Company's industrial customers are operating at high production levels, with taconite and paper production at or near capacity. Overall, regulated utility kilowatthour sales were up 4 percent from 2004.

     Revenue from electric sales to taconite customers accounted for 22 percent of consolidated operating revenue in 2005 (23 percent in 2004). Revenue from electric sales to paper and pulp mills accounted for 8 percent of consolidated operating revenue in 2005 (9 percent in 2004).

     OPERATING EXPENSES were up $4.5 million, or 1 percent, from 2004. Fuel and purchased power expense was up $0.1 million from 2004 reflecting increased fuel expense due to a 20 percent increase in Company generation and a $3.7 million increase in MISO transmission expenses, mostly offset by lower purchased power expense in 2005. In 2004, an outage at Boswell Unit 4 required us to purchase additional power. Maintenance expenses were up $3.8 million from 2004, primarily due to more planned maintenance in 2005. Other operating expenses were $0.6 million higher in 2005 and reflected a $1.0 million increase for vegetation management, a $1.0 million increase in conservation improvement program expenses which are recovered through a billing adjustment clause, and a variety of minor items partially offset by a $2.0 million decrease in expenses related to Split Rock Energy. Split Rock Energy was a joint venture, which we exited in March 2004.

     INTEREST EXPENSE was down $1.3 million from 2004, due to lower effective interest rates (6.06 percent in 2005; 6.93 percent in 2004).

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was up $2.0 million, or 2 percent, from 2004. Revenue from nonregulated generation was down $2.3 million from 2004, reflecting an $11.0 million decrease from Kendall County partially offset by an $8.0 million increase in revenue from Taconite Harbor. Revenue from Kendall County decreased due to the absence of Kendall County operations, while revenue from Taconite Harbor increased due to a 76-MW one-year capacity contract that began in May 2004 and two 5-year contracts (175 MW in total) that began in May 2005. Overall, nonregulated kilowatthour sales were down 3 percent from 2004. Coal revenue, realized under a cost-plus contract, was up $4.6 million from 2004 reflecting a 16 percent increase in the delivery price per ton due to higher coal production expenses (see operating expenses below).

     OPERATING EXPENSES were up $74.4 million from 2004, primarily due to the $77.9 million charge related to the assignment of the Kendall County power purchase agreement to Constellation Energy Commodities on April 1, 2005. Nonregulated generation fuel and purchased power expense was down $11.8 million from 2004, reflecting the absence of Kendall County operations. Operating expenses at Taconite Harbor were higher in 2005--SO2 emission allowance expenses were up $2.0 million and depreciation expense was up $0.5 million as a result of capitalized projects being completed and placed into operation. Expenses related to our coal operations were up $3.8 million, in part due to higher expenses associated with equipment repairs, increased fuel costs and a $2.1 million increase in lease expense related to the new dragline. In 2004, fewer equipment repairs resulted in lower operating expenses.

     INTEREST EXPENSE was up $0.9 million from 2004, reflecting higher corporate allocations.

     OTHER INCOME (EXPENSE) reflected $0.9 million less income in 2005, primarily due to fewer Minnesota land sales. Minnesota land is primarily land acquired when we purchased Taconite Harbor in 2001.

                      ALLETE Third Quarter 2005 Form 10-Q                     28

REAL ESTATE

     OPERATING REVENUE was down $0.7 million, or 2 percent, from 2004, reflecting strong land sales offset by the deferral of revenue associated with certain real estate sales. Revenue from land sales was $35.1 million in 2005 ($35.0 million in 2004). Town Center land sales accounted for $3.5 million of land sale revenue in 2005. In 2005, revenue of $11.0 million, related primarily to Town Center land sales, was deferred until completion of development obligations are performed ($0 in 2004). Revenue from lot sales was also lower in 2005 because in January 2004 we sold the remaining 184 lots at Sugarmill Woods for $3.9 million, essentially exiting the lot sales business. In 2005, 1,128 acres and 7 lots were sold, of which 70 acres are located in Town Center. Town Center sales included assignments of rights to build up to 643,000 square feet of commercial space. In 2004, 1,445 acres and 211 lots were sold. Revenue from our brokerage business, Cape Properties, Inc., was down $1.3 million reflecting extraordinarily strong sales in 2004.

     OPERATING EXPENSES were down $0.3 million, or 2 percent, from 2004. Expenses for our brokerage business were down $0.4 million due to extraordinarily strong sales in 2004. Selling expenses were down $0.6 million from 2004 due to lower transaction costs and fewer brokerage commissions on 2005 sales. Cost of sales were $0.8 million higher in 2005 ($7.2 million in 2005; $6.4 million in 2004) due to more sales. In 2005, cost of sales totaling $2.4 million and selling expense of $0.3 million related primarily to Town Center land sales were deferred until completion of development obligations are performed. In 2004, no expenses were deferred.

OTHER

     OPERATING REVENUE was down $1.9 million, or 5 percent, from 2004, due to decreased revenue from our telecommunications business because of fewer equipment sales.

     OPERATING EXPENSES were down $3.3 million, or 8 percent, from 2004, reflecting a $2.3 million decrease in expenses at our telecommunication business, primarily due to lower cost of goods sold associated with fewer equipment sales, and a reduction in other expenses following the spin-off of Automotive Services and exit from the Water Services businesses in 2004.

     INTEREST EXPENSE was down $5.2 million from 2004, primarily due to lower debt balances. The Company repaid a $53 million balance on a credit agreement in April 2004 and $125 million of 7.80% Senior Notes in July 2004. A combination of internally-generated funds, proceeds from the sale of our Water Services assets and proceeds received from ADESA were used to repay this debt.

     OTHER INCOME (EXPENSE) reflected $19.7 million less expense in 2005, because in 2004 we incurred an $18.5 million debt prepayment cost related to the early redemption of $125 million in senior notes. In 2005, other income also reflected a $2.4 million increase in earnings on cash and short-term investments. In 2005, equity losses from our emerging technology investments decreased $0.6 million from 2004. In 2005, we also recorded $5.1 million of impairments related to certain direct emerging technology investments ($5.5 million in 2004), and a $1.0 million charge to recognize the probable payment under our guarantee of Northwest Airlines debt. In 2004, we recognized $1.4 million of income from a rabbi trust, established to secure certain deferred executive compensation.

INCOME TAXES

The effective rate for income taxes in 2005 deviated from the statutory rate, primarily as a result of the emerging technology investment impairments recorded in March 2005 and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to a federal benefit for income tax purposes. The state tax benefit from these items is not expected to be realized currently or in future periods. The benefit related to these state net capital loss carryforwards is fully offset by a valuation allowance. Current taxes also increased in 2005, due to the expiration of the accelerated depreciation deduction allowed by the Jobs and Growth Tax Relief Act of 2003, which expired December 31, 2004. The effective rate for income taxes for 2004 increased, due to nondeductible transaction costs related to the spin-off of Automotive Services.

29                    ALLETE Third Quarter 2005 Form 10-Q

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


OUTLOOK

Our financial performance through the first nine months of 2005 has exceeded our original expectations and, as a result, we now expect ALLETE's 2005 earnings per share from continuing operations to be 60 percent over 2004, excluding the Kendall County Charge. The growth is expected to come from continued strong energy and real estate sales, lower interest expense and the transfer of the Kendall County power purchase agreement. The April 2005 assignment of the Kendall County power purchase agreement to Constellation Energy Commodities was a key strategic accomplishment for the Company. As a result of this assignment, we recorded expenses totaling $50.4 million after tax, or $1.84 per diluted share, in the second quarter of 2005, and eliminated anticipated annual losses of approximately $8 million after tax.

In 2005, we have fewer shares outstanding for earnings per share calculation purposes than the comparable periods in 2004. The ESOP used proceeds from the sale of ADESA stock to purchase ALLETE common stock on the open market. (See
Note 12.) Pursuant to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," unallocated ALLETE common stock currently held by the ESOP is treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations only after they are allocated to participants.

REGULATED UTILITY AND NONREGULATED ENERGY OPERATIONS

MISO. As a result of MISO Day 2 implementation on April 1, 2005, energy transactions to serve retail customers are sourced by wholesale transactions with MISO as the counterparty. Minnesota Power filed a petition with the MPUC in February 2005 to amend the fuel clause to accommodate costs and revenue related to MISO Day 2 market implementation. In March 2005, the MPUC approved interim accounting treatment of MISO costs to be recovered through the fuel clause, subject to refund with interest. This interim treatment of MISO costs will continue until the MPUC addresses the cost recovery petitions from Xcel Energy Inc., Otter Tail Power Company, Alliant Energy Corporation and Minnesota Power. The MPUC action regarding MISO costs will include an analysis of how the fuel clause is affected, and whether it should be modified as a result of MISO Day 2. We are unable to predict the extent of MISO related charges that will be approved for recovery through the fuel clause.

LARGE  POWER  CUSTOMERS.  In  recent  months  we  reached  new  long-term,   all
requirements agreements with our largest energy customer, United States Steel Corporation (USS), and our fifth largest energy customer, Mittal Steel USA (Mittal Steel), a subsidiary of Mittal Steel Company N.V. Our long-term, all requirements agreement with USS was approved by the MPUC in September 2005 and provides for electric service through October 2013 to USS's Minntac and Keewatin Taconite production facilities located on the Mesabi Iron Range in northeastern Minnesota. Our long-term, all requirements agreement with Mittal Steel, which is subject to MPUC approval, provides for electric service through December 2012 for Mittal Steel's Minorca Mine production facility near Virginia, Minnesota.

The extension of our electric supply contracts is an important achievement for both our large power customers and Minnesota Power. Electric power is a key component in the production of taconite and paper, and these industries consume a sizable portion of the electricity we produce. These agreements help to provide planning certainty for both our customers and us. Negotiations are ongoing with other large power customers to enter into amended and restated contracts anticipating three- to seven-year extensions beyond the notice of cancellation period. We expect to be successful with additional industrial customer contract extensions going forward.

                      ALLETE Third Quarter 2005 Form 10-Q                     30

RESOURCE PLAN. In 2004, we filed an integrated resource plan (Resource Plan) with the MPUC, detailing our retail energy demand projections and our energy sourcing options to meet the projected demand over the next 15 years. We project a load growth of approximately 200 megawatts by the 2009-2010 timeframe with another 200 megawatts of growth anticipated by 2015. We have been working with regulators and other stakeholders to determine the best way to meet our projected customer needs for more electricity reliably, cost-effectively and in an environmentally responsible way. We anticipate that the MPUC will formally consider the Resource Plan by the end of 2005 or early 2006.

On October 24, 2005, we proposed to the MPUC a comprehensive solution to meet our generation needs through the 2009-2010 timeframe that includes the following key components:

 - Transitioning our Taconite Harbor generating facility from wholesale sales to retail sales to help meet the utility's forecasted base load energy requirements. While we propose that Taconite Harbor would become part of Minnesota Power's rate-based assets as of January 2006, current wholesale contracts sourced from Taconite Harbor will be honored through their terms. Utilizing Taconite Harbor would meet the near-term increased demand for electricity without requiring the construction of new assets.

 - Taconite  Harbor   generation  is  proposed   to   be   supplemented  with  a
   50-megawatt long-term power purchase agreement to meet near-term energy needs.

 - Our various resource additions are proposed to help meet forecasted base load, support the expansion of our renewable generating assets and help meet Minnesota's Renewable Energy Objective that seeks a 10 percent supply of renewable energy in the state by 2015. We have applied for approval of a power purchase agreement for 50 megawatts of wind energy purchased from a plant in North Dakota. We are also actively pursuing an agreement for an additional 50 megawatts of wind energy from facilities located in northeastern Minnesota, (see Wind Power below) and are proposing to obtain 10 megawatts of additional hydro generation through an expansion of one of our hydro electric stations.

Our proposal is supported by the Minnesota Department of Commerce and a group of our large power customers. We are also discussing the agreement with the Office of Attorney General-Residential Utilities Division.

AREA PLAN. In October 2005, we announced a $60 million environmental initiative which is expected to significantly reduce emissions from two of our electric generating facilities in northeastern Minnesota. Our Arrowhead Regional Emission Abatement (AREA) plan is designed to further reduce emissions while maintaining a reliable and reasonably-priced energy supply to meet the needs of our customers. We believe that control and abatement technologies applicable to these plants have matured to the point where further significant air emission reductions can be attained through AREA in a relatively cost-effective manner.

At Taconite Harbor, we plan to employ multi-emission reduction technology, while at Laskin we plan to install a retrofit to lower NOx emissions. Upon projected completion of the retrofits, we estimate an emission reduction of over 60 percent for NOx at both facilities and a 65 percent reduction in SO2 at Taconite Harbor. Laskin already has relatively low emission levels of SO2 due to existing emission reduction technology. Additionally, with the emerging technology being proposed for Taconite Harbor, there is the potential for as much as a 90 percent reduction in mercury emissions.

On October 13, 2005, we filed the AREA plan with the MPUC. A second filing detailing current cost recovery outside of a rate case for the plan is expected to be made to the MPUC before the end of December 2005. If approved by the MPUC, the rate impact on residential and general service customers is expected to be about 2 percent and for large power customers the impact is expected to be about
3.3 percent when the plan is fully implemented at the end of 2008. Approval is sought before June 30, 2006, when the statutory authorization for current cost recovery on utility emission reduction investments sunsets. The filing process will provide for written comments, public hearings and regional meetings on the proposal. The Minnesota Pollution Control Agency has stated its intention to issue a letter of support to the MPUC encouraging Minnesota Power's anticipated efforts to reduce emissions.

31                    ALLETE Third Quarter 2005 Form 10-Q

WIND POWER. In May 2005, we added a significant resource to our Regulated Utility generation portfolio when we entered into a 25-year agreement to purchase approximately 50 megawatts of wind power from a new wind generation project to be built in North Dakota by an affiliate of FPL Energy, LLC. FPL Energy expects the facility to be operational by the end of 2006. The wind farm will include approximately 33 new wind turbines linked to the Square Butte substation in Center, North Dakota. The project is subject to certain conditions, including regulatory approvals as discussed above. In addition, we are actively pursuing an agreement for another new wind farm to be located in northeastern Minnesota.

ENERGY POLICY ACT. In August 2005, the Energy Policy Act of 2005 was signed into law. Key provisions in the law include: mandatory electric reliability standards; FERC backstop siting authority for transmission corridors of national interest, as well as, giving the Department of Energy (DOE) "lead agency" authority to coordinate federal agencies involved in siting transmission lines; and the repeal of the Public Utility Holding Company Act of 1935 (PUHCA) giving the FERC additional authority over merger reviews and allowing the states expanded books and records authority. The law also reforms the hydro licensing process and supports the DOE's clean coal/FutureGen program. We believe the overall impact on the electric utility industry will be positive and are evaluating the effects on our business as this legislation is being implemented.

ATC. ATC is a for-profit transmission-only company created by the transfer of transmission assets previously owned by several electric utilities serving the upper Midwest. In April 2003, the PSCW approved a transfer of interests in the Wausau-to-Duluth electric transmission line project to ATC. As a result, ATC has assumed primary responsibility for the overall management of the project and will own and operate the completed Wausau-to-Duluth line.

We have a contractual opportunity related to ATC that, if exercised, would ultimately result in our having an equity investment in ATC. We intend, if approved by other parties, to invest $60 million in ATC by the end of 2006.

REAL ESTATE

In March 2005, Florida Landmark signed an agreement with Developers Realty Corporation (DRC) to develop the first phase of the urban core area of our Town Center. The agreement also includes the development of a 51-acre commercial retail site. Revenue associated with this agreement is anticipated to be $21.8 million over the life of the contract, which extends to September 2012. DRC is a regional commercial developer with strong ties to national retailers and has experience developing "lifestyle center" projects.

In August 2005, Tomoka Holdings, which is owned by ALLETE Properties, submitted a Development of Regional Impact (DRI) Application for Development Approval to the East Central Florida Regional Planning Council for its nearly 6,000-acre Ormond Crossings project. Development uses and intensities proposed in the DRI include 5 million square feet of commercial, office and industrial opportunities along with up to 4,400 residential units. We anticipate that the DRI approval process will be concluded within approximately 16 months at which time we would receive a Development Order from the City of Ormond Beach. The Ormond Crossings DRI application represents the launch of our third major real estate development in Florida and the largest in terms of acreage.

Ground was broken on the Town Center development earlier in 2005 and construction is slated to begin on the Palm Coast Park property in 2006. Florida recently granted the Palm Coast Park Community Development District authority to issue special assessment revenue bonds to finance its property development.

                      ALLETE Third Quarter 2005 Form 10-Q                     32

ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $13.3 million at September 30, 2005, with maturities ranging up to seven years. Outstanding finance receivables accrue interest at market-based rates. These finance receivables are collateralized by the financed properties.


SUMMARY OF DEVELOPMENT PROJECTS                              TOTAL             RESIDENTIAL           COMMERCIAL
AT SEPTEMBER 30, 2005                   OWNERSHIP           ACRES <F1>           UNITS <F2>          SQ. FT. <F2><F3>
----------------------------------------------------------------------------------------------------------------------
Town Center at Palm Coast                  80%
     At December 31, 2004                                    1,550                2,950              3,525,000
     Property Sold                                             (70)                   -               (643,000)
----------------------------------------------------------------------------------------------------------------------

                                                             1,480                2,950              2,882,000
----------------------------------------------------------------------------------------------------------------------

Palm Coast Park                           100%               4,705                3,600              3,200,000
----------------------------------------------------------------------------------------------------------------------

Ormond Crossings                          100%
     At December 31, 2004                                    5,850                 <F4>                   <F4>
     Change in Estimate <F1>                                   110
----------------------------------------------------------------------------------------------------------------------

                                                             5,960
----------------------------------------------------------------------------------------------------------------------

                                                            12,145                6,550              6,082,000
----------------------------------------------------------------------------------------------------------------------

<F1> Acreage amounts  are approximate  and shown on a gross  basis, including  wetlands and minority interest. Acreage amounts  may vary  due to  platting or  surveying  activity. Wetland  amounts vary by  property and are often not formally determined prior to sale.
<F2> Estimated and includes minority interest. The actual property breakdown at full build-out  may be different  than these estimates.
<F3> Includes industrial, office and retail square footage.
<F4> The DRI filed in August 2005 proposed 4,400 residential units and 5 million  square feet of commercial space, and is subject to approval by regulating governmental entities.


SUMMARY OF OTHER LAND INVENTORIES
AT SEPTEMBER 30, 2005                   OWNERSHIP     TOTAL     MIXED USE    RESIDENTIAL   COMMERCIAL   AGRICULTURAL
----------------------------------------------------------------------------------------------------------------------
ACRES <F1>

Palm Coast Holdings                        80%
     At December 31, 2004                            3,099       2,040          513           291          255
     Property Sold                                    (518)       (333)        (167)          (10)          (8)
----------------------------------------------------------------------------------------------------------------------

                                                     2,581       1,707          346           281          247
----------------------------------------------------------------------------------------------------------------------

Lehigh                                     80%
     At December 31, 2004                            1,082         840          140            93            9
     Property Sold                                    (469)       (450)           -           (19)           -
----------------------------------------------------------------------------------------------------------------------

                                                       613         390          140            74            9
----------------------------------------------------------------------------------------------------------------------

Cape Coral                                100%
     At December 31, 2004                              104           -            1           103            -
     Property Sold                                     (34)          -            -           (34)           -
----------------------------------------------------------------------------------------------------------------------

                                                        70           -            1            69            -
----------------------------------------------------------------------------------------------------------------------

Other                                     100%
     At December 31, 2004                              908           -            -             -          908
     Property Sold                                     (37)          -            -             -          (37)
     Contributed Land                                  (30)          -            -             -          (30)
     Change in Estimate <F1>                           103           -            -             -          103
----------------------------------------------------------------------------------------------------------------------

                                                       944           -            -             -          944
----------------------------------------------------------------------------------------------------------------------

                                                     4,208       2,097          487           424        1,200
----------------------------------------------------------------------------------------------------------------------

<F1> Acreage amounts are  approximate and  shown on a gross  basis, including wetlands and  minority interest. Acreage amounts may  vary due  to platting or surveying  activity. Wetland  amounts  vary by  property and  are often not formally  determined prior to sale. The actual  property breakdown at full  build-out may be different than these estimates.

33                    ALLETE Third Quarter 2005 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing our businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

We believe our financial condition is strong, as evidenced by cash and cash equivalents of $91.4 million, $66.8 million of short-term investments and a debt to total capital ratio of 40 percent at September 30, 2005.

Cash from operating activities was lower in 2005 due to the spin-off of Automotive Services and sale of our Water Service businesses in 2004, and the Kendall County Charge in 2005. Cash flow from operating activities was $20.7 million for the first nine months of 2005 ($141.9 million for the first nine months of 2004). Excluding the Kendall County Charge in 2005, and the debt prepayment cost and discontinued operations in 2004, we continued to generate strong cash flow from operating activities, which amounted to $107.8 million for the first nine months of 2005 ($32.9 million for the first nine months of 2004). Cash from operating activities, excluding the Kendall County Charge and discontinued operations, was higher in 2005, due to increased income from continuing operations, the collection of an outstanding receivable at December 31, 2004, from ATC for work on the Duluth-to-Wausau transmission line and other receivables, and additional deferred profit on real estate activities.

Cash from investing activities was higher in 2005, primarily due to a $157.1 million increase in net proceeds received from the sale of short-term investments. Gross proceeds from the sale of available-for-sale securities were $323.5 million in 2005 ($1.6 million in 2004) and purchases were $241.0 million ($76.2 million in 2004). The increase was offset by proceeds received in 2004 from the sale of our remaining Water Services businesses. Cash from investing activities, excluding discontinued operations, was higher in 2005, primarily due to the $157.1 million increase in net proceeds received from the sale of short-term investments mentioned above. Cash from investing activities was also higher due to lower additions to property, plant and equipment in 2005, which vary from period to period depending on projects. These increases were partially offset by $12 million received from Split Rock Energy in 2004 upon termination of the joint venture.

Cash for financing activities was lower in 2005, primarily due to the redemption of $125 million in senior notes and the repayment of a $53.0 million note payable in 2004. In addition, dividends paid on common stock were $46.4 million lower in 2005, primarily due to the change in dividends following the spin-off of Automotive Services.

Our Town Center development project in Florida is being financed with a revolving development loan and tax-exempt bonds. In March 2005, Florida Landmark entered into an $8.5 million revolving development loan with CypressCoquina Bank to fund approximately $26 million of Town Center development costs. The loan has an interest rate equal to the prime rate with an initial term of 36 months. The term of the loan may be extended 24 months, if certain conditions are met. Also in March 2005, the Town Center at Palm Coast Community Development District (Town Center CDD) issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, due May 1, 2036 (Bonds). Approximately $21 million of the Bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The Bonds are payable from and secured by the revenue derived from assessments to be imposed, levied and collected by the Town Center CDD. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center CDD benefiting from the improvements. The assessments will be included in the annual property tax bills of land owners in the development project beginning in November 2006. Town Center CDD is an independent unit of local government, created and established in accordance with Florida's Uniform Community Development District Act of 1980 (Act). The Act provides legal authority for a community development district to finance the construction of major infrastructure for community development with general obligation, revenue and special assessment revenue debt obligations.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. Approximately 1 million original issue shares of our common stock are available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan.

                      ALLETE Third Quarter 2005 Form 10-Q                     34

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

On August 1, 2005, ALLETE issued $35 million of its first mortgage bonds, which carry an interest rate of 5.28% and have a term of 15 years. On August 2, 2005, we used proceeds from these newly issued bonds to redeem $35 million in principal amount of First Mortgage Bonds, 7 1/2% Series due 2007.

On October 6, 2005, ALLETE accepted an offer from certain institutional buyers in the private placement market to purchase $50 million of ALLETE's first mortgage bonds. When issued, on or about March 1, 2006, the bonds will carry an interest rate of 5.69% and will have a term of 30 years. ALLETE intends to use the proceeds from the bonds to redeem a portion of ALLETE's outstanding debt.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2004 Form 10-K, with additional disclosure discussed in Note 13 of this Form 10-Q.

CAPITAL REQUIREMENTS

For the nine months ended September 30, 2005, capital expenditures for continuing operations totaled $40.4 million ($48.8 million in 2004).
Expenditures for the nine months ended September 30, 2005, included $31.1 million for Regulated Utility, $6.0 million for Nonregulated Energy Operations and $3.3 million for Other, which related to our telecommunications business. Internally-generated funds were the source of funding for these expenditures.

Capital expenditures are expected to be $63 million in total for 2005 ($48 million for system component replacement and upgrades within Regulated Utility; $11 million for system component replacement and upgrades, and coal handling equipment within Nonregulated Energy Operations; and $4 million for telecommunication fiber within Other). We expect to use internally-generated funds to fund all capital expenditures.

Due primarily to the passage of two new EPA rules in 2005 that reduce and permanently cap emissions of mercury, SO2, NOx and particulates from the electric utility industry, capital expenditures are expected to total about $560 million for 2006 through 2009, of which approximately $300 million is expected to be for environmental compliance. The new estimate is down $115 million from the previously anticipated $675 million and reflects a plan that incorporates a combination of solutions that include both technology and emission allowance purchases, and timing and scheduling of environmental retrofit during this period.


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

35                    ALLETE Third Quarter 2005 Form 10-Q

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1.

                              ---------------------


FACTORS THAT MAY AFFECT FUTURE RESULTS

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONTAINED IN THIS FORM 10-Q, SHOULD BE READ IN CONJUNCTION WITH OUR DISCLOSURES UNDER THE
HEADING: "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" LOCATED ON PAGE 2 OF THIS FORM 10-Q, AS WELL AS THE FACTORS DESCRIBED IN OUR 2004 FORM 10-K AND ANY UPDATES MENTIONED BELOW. THE RISKS AND UNCERTAINTIES DESCRIBED IN THIS FORM 10-Q ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE NOT PRESENTLY AWARE OF, OR THAT WE CURRENTLY CONSIDER IMMATERIAL, MAY ALSO AFFECT OUR BUSINESS OPERATIONS. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD SUFFER IF THE CONCERNS SET FORTH BELOW ARE REALIZED.

THE OCCURRENCE OF NATURAL DISASTERS IN FLORIDA COULD ADVERSELY AFFECT OUR BUSINESS.

The occurrence of natural disasters in Florida, such as hurricanes, floods, fires, unusually heavy or prolonged rain or droughts, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles which could reduce demand or selling price for our properties.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. Our securities investments include certain securities, which are accounted for as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Unrealized losses that are other than temporary are recognized in earnings. At September 30, 2005, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits included in Investments and various auction rate municipal bonds and variable rate municipal demand notes included as Short-Term Investments. Our available-for-sale securities portfolio had a fair value of $97.1 million at September 30, 2005 ($179.4 million at December 31, 2004) and a total unrealized after-tax gain of $1.9 million at September 30, 2005 ($1.5 million at December 31, 2004). We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the continued viability of products offered, cash flow, share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment of available-for-sale securities for the nine months ended September 30, 2005.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method. The total carrying value of our emerging technology portfolio was $9.2 million at September 30, 2005, down $4.4 million from December 31, 2004. In March 2005, we recorded $5.1 million ($3.3 million after tax) of impairments, which included a reserve for future commitments, that related to direct investments in certain privately-held, start-up companies whose future business prospects have diminished significantly. Recent developments at these companies indicated that future commercial viability is unlikely, as is new financing necessary to continue development. Our basis in cost method investments included in the emerging technology portfolio was zero at September 30, 2005 ($4.5 million at December 31, 2004). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment.

                      ALLETE Third Quarter 2005 Form 10-Q                     36

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

From time to time, our regulated utility operations may have excess generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is generally sold in the MISO market at market prices.

We have approximately 200 MW of nonregulated generation available for sale to the wholesale markets at our Taconite Harbor facility in northern Minnesota, which has been sold through various short-term and long-term capacity and energy contracts. Approximately 116 MW of existing capacity and energy sales contracts expired on April 30, 2005. Long-term, we have entered into two capacity and energy sales contracts totaling 175 MW (201 MW including a 15 percent reserve), which were effective May 1, 2005, and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months' notice are subject to an annual duration limitation typical of this type of contract. We also have a 50 MW capacity and energy sales contract that extends through April 2008 and a 15 MW energy sales contract that extends through May 2007. The 50 MW capacity and energy sales contract has fixed pricing through January 2006 and market-based pricing thereafter.

In addition to generation, Taconite Harbor will meet its sales contract obligations with two contracts that began in May 2005. We have a 50 MW capacity and energy purchase contract that extends through April 2006, with fixed capacity payments and the right to purchase energy at market price. We also have a 25 MW fixed-priced energy purchase contract that extends through January 2006.


ITEM 4.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. While we continue to enhance our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

37                    ALLETE Third Quarter 2005 Form 10-Q

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

Ref. Page 7 - Minimum Revenue and Demand Under Contract Table
Ref. Page 28 - Form 10-Q for the Quarter Ended March 31, 2005 - Minimum Revenue and Demand Under Contract Table


MINIMUM REVENUE AND DEMAND UNDER CONTRACT                                MINIMUM                       MONTHLY
AS OF OCTOBER 1, 2005                                              ANNUAL REVENUE <F1>                MEGAWATTS
----------------------------------------------------------------------------------------------------------------------

     2005                                                                $109.0                          697
     2006                                                                 $63.3                          377
     2007                                                                 $35.9                          192
     2008                                                                 $26.0                          148
     2009                                                                 $21.5                          124
----------------------------------------------------------------------------------------------------------------------

<F1> Based on past experience, we believe  revenue from our large power  customers will be substantially  in excess of the minimum contract amounts.


Ref. Page 8 - Footnotes  to  Contract  Status  for  Minnesota Power  Large Power
              Customers Table
Ref. Page 36 - Form 10-Q for  the Quarter Ended June 30, 2005 - Second Paragraph

In August 2005, we reached a new long-term, all-requirements agreement with Mittal Steel USA (Mittal) to provide all electric service needs through December 2012 for Mittal's Minorca Mine production facility. On September 21, 2005, Minnesota Power filed with the MPUC a petition for approval of its new electric service agreement with Mittal.

In September 2005, the MPUC approved our new long-term, all requirements agreement with United States Steel Corporation (USS) to provide electric service through October 2013 to USS's Minntac and Keewatin Taconite production facilities.

                      ALLETE Third Quarter 2005 Form 10-Q                     38

Ref. Page 10 - Eighth Paragraph and Page 16 - First and Second Full Paragraphs

In October 2005, Minnesota Power announced a $60 million environmental initiative which is expected to significantly reduce emissions from two of its electric generating facilities in northeastern Minnesota. Minnesota Power's Arrowhead Regional Emission Abatement (AREA) plan is designed to further reduce emissions while maintaining a reliable and reasonably-priced energy supply to meet the needs of its customers. We believe that control and abatement technologies applicable to these plants have matured to the point where further significant air emission reductions can be attained through AREA in a relatively cost-effective manner.

At Taconite Harbor, Minnesota Power plans to employ multi-emission reduction technology, while at Laskin we plan to install a retrofit to lower NOx emissions. Upon projected completion of the retrofits, Minnesota Power estimates an emission reduction of over 60 percent for NOx at both facilities and a 65 percent reduction in SO2 at Taconite Harbor. Laskin already has relatively low emission levels of SO2 due to existing emission reduction technology. Additionally, with the emerging technology being proposed for Taconite Harbor, there is the potential for as much as a 90 percent reduction in mercury emissions.

On October 13, 2005, Minnesota Power filed the AREA plan with the MPUC. A second filing detailing current cost recovery outside of a rate case for the plan is expected to be made to the MPUC before the end of December 2005. If approved by the MPUC, the rate impact on residential and general service customers is expected to be about 2 percent and for large power customers the impact is expected to be about 3.3 percent when the plan is fully implemented at the end of 2008. Approval is sought before June 30, 2006, when the statutory
authorization   for  current  cost  recovery  on  utility   emission   reduction
investments sunsets. The filing process will provide for written comments, public hearings and regional meetings on the proposal. The Minnesota Pollution Control Agency has stated its intention to issue a letter of support to the MPUC encouraging Minnesota Power's anticipated efforts to reduce emissions.


Ref. Page 10 - Last Paragraph
Ref. Page 11 - First Paragraph

On October 24, 2005, we proposed to the MPUC a comprehensive solution to meet our generation needs through the 2009-2010 timeframe that includes the following key components: (1) Transitioning our Taconite Harbor generating facility from wholesale sales to retail sales to help meet the utility's forecasted base load energy requirements. While we propose that Taconite Harbor would become part of Minnesota Power's rate-based assets as of January 2006, current wholesale contracts sourced from Taconite Harbor will be honored through their terms. Utilizing Taconite Harbor would meet the near-term increased demand for electricity without requiring the construction of new assets. (2) Taconite Harbor generation is proposed to be supplemented with a 50-megawatt long-term power purchase agreement to meet near-term energy needs. (3) Our various resource additions are proposed to help meet forecasted base load, support the expansion of our renewable generating assets and help meet Minnesota's Renewable Energy Objective that seeks a 10 percent supply of renewable energy by 2015. We have applied for approval of a power purchase agreement for 50 megawatts of wind energy purchased from a plant in North Dakota. We are also actively pursuing an agreement for an additional 50 megawatts of wind energy from facilities located in northeastern Minnesota, and are proposing to obtain 10 megawatts of additional hydro generation through an expansion of one of our hydro electric stations.

Our proposal is supported by the Minnesota Department of Commerce and a group of our large power customers. We are also discussing the agreement with the Office of Attorney General-Residential Utilities Division.

39                    ALLETE Third Quarter 2005 Form 10-Q

Ref. Page 11 - Fourth Paragraph

ATC is a for-profit transmission-only company created by the transfer of transmission assets previously owned by several electric utilities serving the upper Midwest. In April 2003, the PSCW approved a transfer of interests in the Wausau-to-Duluth electric transmission line project to ATC. As a result, ATC has assumed primary responsibility for the overall management of the project and will own and operate the completed Wausau-to-Duluth line.

We have a contractual opportunity related to ATC that, if exercised, would ultimately result in our having an equity investment in ATC. We intend, if approved by other parties, to invest $60 million in ATC by the end of 2006.


ITEM 6.    EXHIBITS

EXHIBIT
NUMBER

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

       99 ALLETE News Release dated October 28, 2005, announcing 2005 third quarter earnings. [THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.]

                      ALLETE Third Quarter 2005 Form 10-Q                     40

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ALLETE, INC.





October 28, 2005                               James K. Vizanko
                             ---------------------------------------------------
                                               James K. Vizanko
                              Senior Vice President and Chief Financial Officer




October 28, 2005                               Mark A. Schober
                             ---------------------------------------------------
                                               Mark A. Schober
                                    Senior Vice President and Controller


41                    ALLETE Third Quarter 2005 Form 10-Q

                                    EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------
  31(a) Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31(b) Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99 ALLETE News Release dated October 28, 2005, announcing 2005 third quarter earnings. [THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.]


                      ALLETE Third Quarter 2005 Form 10-Q