Form 10-Q
period 2006-03-31
ALLETE INC
filed 2006-05-08
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2006

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer /X/   Accelerated Filer / /   Non-Accelerated Filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). / / Yes /X/ No


                           Common Stock, no par value,
                          30,261,553 shares outstanding
                              as of April 30, 2006

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                            3

Part I.  Financial Information

         Item 1.  Financial Statements

             Consolidated Balance Sheet -
                  March 31, 2006 and December 31, 2005                        4

             Consolidated Statement of Income -
                  Quarter Ended March 31, 2006 and 2005                       5

             Consolidated Statement of Cash Flows -
                  Quarter Ended March 31, 2006 and 2005                       6

             Notes to Consolidated Financial Statements                       7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        19

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                29

         Item 4.  Controls and Procedures                                    30

Part II. Other Information

         Item 1.  Legal Proceedings                                          31

         Item 1A. Risk Factors                                               31

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                            32

         Item 3.  Defaults Upon Senior Securities                            32

         Item 4.  Submission of Matters to a Vote of Security Holders        32

         Item 5.  Other Information                                          32

         Item 6.  Exhibits                                                   35

Signatures                                                                   36

1                      ALLETE First Quarter 2006 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM                 TERM
--------------------------------------------------------------------------------

2005 Form 10-K                          ALLETE's Annual Report on Form 10-K for
                                            the Year Ended December 31, 2005
ALLETE                                  ALLETE, Inc.
ALLETE Properties                       ALLETE Properties, Inc.
ATC                                     American Transmission Company
BNI Coal                                BNI Coal, Ltd.
Boswell                                 Boswell Energy Center
Company                                 ALLETE, Inc. and its subsidiaries
Constellation Energy Commodities        Constellation Energy Commodities Group,
                                            Inc.
DOC                                     Minnesota Department of Commerce
Enventis Telecom                        Enventis Telecom, Inc.
EITF                                    Emerging Issues Task Force Issue No.
EPA                                     Environmental Protection Agency
ESOP                                    Employee Stock Ownership Plan
FASB                                    Financial Accounting Standards Board
FERC                                    Federal Energy Regulatory Commission
Florida Water                           Florida Water Services Corporation
FSP                                     Financial Accounting Standards Board
                                            Staff Position
GAAP                                    Accounting Principles Generally Accepted
                                            in the United States of America
Hibbard                                 Hibbard Energy Center
Laskin                                  Laskin Energy Center
Minnesota Power                         An operating division of ALLETE, Inc.
Minnkota Power                          Minnkota Power Cooperative, Inc.
MISO                                    Midwest Independent Transmission System
                                            Operator, Inc.
MPCA                                    Minnesota Pollution Control Agency
MPUC                                    Minnesota Public Utilities Commission
MW                                      Megawatt(s)
Note ___                                Note ___ to the consolidated financial
                                            statements in this Form 10-Q
NOx                                     Nitrogen Oxide
PSCW                                    Public Service Commission of Wisconsin
Rainy River Energy                      Rainy River Energy Corporation
SEC                                     Securities and Exchange Commission
SFAS                                    Statement of Financial Accounting
                                            Standards No.
SO2                                     Sulfur Dioxide
Square Butte                            Square Butte Electric Cooperative
SWL&P                                   Superior Water, Light and Power Company
Taconite Harbor                         Taconite Harbor Energy Center
Town Center                             Town Center at Palm Coast development
                                            project in Florida
WDNR                                    Wisconsin Department of Natural
                                            Resources

                       ALLETE First Quarter 2006 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties, and are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

  -   our ability to successfully implement our strategic objectives;
  -   our ability to manage expansion and integrate acquisitions;
  - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the PSCW, and various local and county regulators, and city administrators, about allowed rates of return, financings, industry and rate structure,
      acquisition   and   disposal  of  assets  and   facilities,   real  estate
      development, operation and construction of plant facilities, recovery of purchased power and capital investments, present or prospective wholesale and retail competition (including but not limited to transmission costs), and zoning and permitting of land held for resale;
  -   effects of restructuring initiatives in the electric industry;
  -   economic and geographic factors, including political and economic risks;
  -   changes in and compliance with environmental and safety laws and policies;
  -   weather conditions;
  -   natural disasters;
  -   war and acts of terrorism;
  -   wholesale power market conditions;
  -   our ability to obtain viable real estate for development purposes;
  -   population growth rates and demographic patterns;
  - the effects of competition, including competition for retail and wholesale customers;
  -   pricing and transportation of commodities;
  -   changes in tax rates or policies or in rates of inflation;
  -   unanticipated project delays or changes in project costs;
  -   unanticipated changes in operating expenses and capital expenditures;
  -   global and domestic economic conditions;
  -   our ability to access capital markets;
  -   changes in interest rates and the performance of the financial markets;
  -   competition for economic expansion or development opportunities;
  - our ability to replace a mature workforce, and retain qualified, skilled and experienced personnel; and
  - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K and Part II, Item 1A of this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

3                      ALLETE First Quarter 2006 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                         ALLETE
                                               CONSOLIDATED BALANCE SHEET
                                                  MILLIONS - UNAUDITED
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2006               2005
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash and Cash Equivalents                                                       $   75.0           $   89.6
    Short-Term Investments                                                             161.5              116.9
    Accounts Receivable (Less Allowance of $1.0 for 2006 and 2005)                      66.0               79.1
    Inventories                                                                         31.9               33.1
    Prepayments and Other                                                               17.0               23.8
    Deferred Income Taxes                                                               32.1               31.0
    Discontinued Operations                                                                -                0.4
-------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           383.5              373.9

Property, Plant and Equipment - Net                                                    862.3              860.4

Investments                                                                            112.3              117.7

Other Assets                                                                            45.9               44.6

Discontinued Operations                                                                    -                2.2
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,404.0           $1,398.8
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
    Accounts Payable                                                                $   30.3           $   44.7
    Accrued Taxes                                                                       41.8               19.1
    Accrued Interest                                                                     4.7                7.4
    Long-Term Debt Due Within One Year                                                  61.8                2.7
    Deferred Profit on Sales of Real Estate                                              7.8                8.6
    Other                                                                               18.6               24.2
    Discontinued Operations                                                                -               13.0
-------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      165.0              119.7

Long-Term Debt                                                                         327.3              387.8

Deferred Income Taxes                                                                  137.7              138.4

Other Liabilities                                                                      148.0              144.1

Minority Interest                                                                        6.5                6.0
-------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              784.5              796.0
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized
    30.2 and 30.1 Shares Outstanding                                                   426.6              421.1

Unearned ESOP Shares                                                                   (76.5)             (77.6)

Accumulated Other Comprehensive Loss                                                   (12.5)             (12.8)

Retained Earnings                                                                      281.9              272.1
-------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     619.5              602.8
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,404.0           $1,398.8
-------------------------------------------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these statements.

                      ALLETE First Quarter 2006 Form 10-Q                      4

                                                         ALLETE
                                            CONSOLIDATED STATEMENT OF INCOME
                                      MILLIONS EXCEPT PER SHARE AMOUNTS - UNAUDITED
                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                      2006                  2005
-------------------------------------------------------------------------------------------------------------------

OPERATING REVENUE                                                                    $192.5                $193.3
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Fuel and Purchased Power                                                           69.4                  67.6
    Operating and Maintenance                                                          74.5                  72.7
    Depreciation                                                                       12.2                  11.9
-------------------------------------------------------------------------------------------------------------------

        Total Operating Expenses                                                      156.1                 152.2
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                                            36.4                  41.1
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest Expense                                                                   (6.4)                 (6.8)
    Other                                                                               1.7                  (4.2)
-------------------------------------------------------------------------------------------------------------------

        Total Other Expense                                                            (4.7)                (11.0)
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE MINORITY INTEREST AND INCOME TAXES                                          31.7                  30.1

MINORITY INTEREST                                                                       1.3                   1.2
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                  30.4                  28.9

INCOME TAX EXPENSE                                                                     11.6                  11.5
--------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                      18.8                  17.4

INCOME FROM DISCONTINUED OPERATIONS - NET OF TAX                                          -                     -
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $ 18.8                $ 17.4
-------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
    Basic                                                                              27.6                  27.2
    Diluted                                                                            27.7                  27.4
-------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK
    Continuing Operations                                                             $0.68                 $0.64
    Discontinued Operations                                                               -                     -
-------------------------------------------------------------------------------------------------------------------

                                                                                      $0.68                 $0.64
-------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                                                 $0.3625               $0.3000
-------------------------------------------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these statements.

5                      ALLETE First Quarter 2006 Form 10-Q

                                                         ALLETE
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  MILLIONS - UNAUDITED

                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                      2006                  2005
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net Income                                                                     $  18.8                $ 17.4
     Loss on Impairment of Investments                                                    -                   5.1
     Depreciation                                                                      12.2                  11.9
     Deferred Income Taxes                                                             (1.7)                 (3.6)
     Minority Interest                                                                  1.3                   1.2
     Stock Compensation Expense                                                         0.4                   0.3
     Bad Debt Expense                                                                   0.2                   0.2
     Changes in Operating Assets and Liabilities
        Accounts Receivable                                                            12.9                   8.7
        Inventories                                                                     1.2                  (0.3)
        Prepayments and Other                                                           6.8                  (5.6)
        Accounts Payable                                                              (11.2)                 (5.1)
        Other Current Liabilities                                                      14.6                   7.0
     Other Assets                                                                      (1.3)                  2.5
     Other Liabilities                                                                  2.6                  (1.3)
     Net Operating Activities for Discontinued Operations                             (12.6)                 (7.3)
-------------------------------------------------------------------------------------------------------------------

              Cash from Operating Activities                                           44.2                  31.1
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from Sale of Available-For-Sale Securities                              126.3                 210.5
     Payments for Purchase of Available-For-Sale Securities                          (170.9)                (93.3)
     Changes to Investments                                                             2.4                  (2.4)
     Additions to Property, Plant and Equipment                                       (13.6)                 (8.9)
     Other                                                                              4.4                   1.7
     Net Investing Activities for Discontinued Operations                               2.2                  (0.6)
-------------------------------------------------------------------------------------------------------------------

              Cash from (for) Investing Activities                                    (49.2)                107.0
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
        Issuance of Common Stock                                                        5.1                   6.2
        Issuance of Long-Term Debt                                                     50.0                     -
        Reductions of Long-Term Debt                                                  (51.4)                 (0.6)
        Dividends on Common Stock and Distributions to Minority Shareholders           (9.9)                 (7.4)
        Net Decrease in Book Overdrafts                                                (3.4)                    -
-------------------------------------------------------------------------------------------------------------------

              Cash for Financing Activities                                            (9.6)                 (1.8)
-------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                   (14.6)                136.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                  89.6                  46.1
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $  75.0                $182.4
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
        Cash Paid During the Period for
          Interest - Net of Amounts Capitalized                                       $12.1                 $10.6
          Income Taxes                                                                 $3.7                  $1.4
-------------------------------------------------------------------------------------------------------------------

<F1> Included $1.2 of cash from Discontinued Operations at March 31, 2005.

                            The accompanying notes are an integral part of these statements.

                      ALLETE First Quarter 2006 Form 10-Q                      6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2005 Form 10-K. In our opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year.



NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Certain reclassifications have been made to prior years' amounts to conform to current year classifications. We revised our Consolidated Statement of Cash Flows for the quarter ended March 31, 2005, to reconcile Net Income to Cash from Operating Activities. Previously, we reconciled Income from Continuing Operations to Cash from Operating Activities. In addition, we have reclassified certain amounts in our balance sheet, statement of income, statement of cash flows and segment information to reflect discontinued operations treatment for our telecommunications business which we sold in December 2005. These reclassifications had no effect on previously reported consolidated net income, shareholders' equity, comprehensive income or cash flows.

REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In the quarterly period ended June 30, 2005, we concluded that it was appropriate to reclassify our auction rate bonds and variable rate demand notes as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we now report these securities as short-term investments in a separate line item on our Consolidated Balance Sheet as of March 31, 2006 (and for the year ended December 31, 2005). We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the period ended March 31, 2005, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect our previously reported Consolidated Statements of Income for any period.

For the quarter ended March 31, 2005, cash used in investing activities related to these short-term investments of $32.0 million was previously included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

SHORT-TERM INVESTMENTS. At March 31, 2006 and December 31, 2005, we held $161.5 million and $116.9 million, respectively, of short-term investments, consisting of auction rate bonds and variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

                                             MARCH 31,            DECEMBER 31,
INVENTORIES                                    2006                   2005
--------------------------------------------------------------------------------
MILLIONS

Fuel                                          $ 9.8                   $11.0
Materials and Supplies                         22.1                    22.1
--------------------------------------------------------------------------------

Total Inventories                             $31.9                   $33.1
--------------------------------------------------------------------------------

7                      ALLETE First Quarter 2006 Form 10-Q

STOCK-BASED COMPENSATION EXPENSE. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, "Share-Based Payment," using the modified prospective transition method. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006, and those granted prior to but not yet vested as of January 1, 2006. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the required service period of the award. Prior to our adoption of SFAS 123R, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

STOCK INCENTIVE PLAN. Under our Executive Long-Term Incentive Compensation Plan, share-based awards may be issued to employees via a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. There are 3.2 million shares of common stock reserved for issuance under the plan, with 1.6 million of these shares available for issuance as of March 31, 2006. We currently have the following types of share-based awards outstanding:

     NON-QUALIFIED STOCK OPTIONS. The options allow for the purchase of shares of common stock at a price equal to the stock's market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to ten years following the date of grant. In the case of qualified retirement, death or disability, options vest immediately and the period over which the options can be exercised is shortened. Employees have up to three months to exercise vested options upon voluntary termination or involuntary termination without cause. All options are cancelled upon termination for cause. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options' vesting periods.

     The following assumptions were used in determining the fair value of stock options granted during the first quarter of 2006, under the Black-Scholes model:

                                                                      2006
     ---------------------------------------------------------------------------
     Risk-Free Interest Rate                                          4.5%
     Expected Life - Years                                               5
     Expected Volatility                                               20%
     Dividend Growth Rate                                               5%
     ---------------------------------------------------------------------------

     The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historic volatility of our stock and the stock of peer companies, and the implied volatility of publicly traded options. We utilize historical option exercise and employee termination data to estimate the option life.

     PERFORMANCE SHARES. Under these awards, the level of shares earned is contingent upon attaining specific performance targets over a three-year performance period. In the case of qualified retirement, death or disability during a performance period, a pro-rata portion of the award will be earned at the conclusion of the performance period based on the performance goals achieved. In the case of termination of employment for any reason other than qualified retirement, death or disability, no award will be earned. If there is a change in control, a pro-rata portion of the award will be paid based on the greater of actual performance up to the date of the change in control or target performance. The fair value of these awards is equal to the grant date fair value which is estimated based upon the assumed share-based payment three years from the date of grant. Compensation cost is recognized over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients.

                      ALLETE First Quarter 2006 Form 10-Q                      8

EMPLOYEE STOCK PURCHASE PLAN (ESPP). Under our ESPP, eligible employees may purchase ALLETE common stock at a 5 percent discount from the market price. Because the discount is not greater than 5 percent, we are not required by SFAS 123R to apply fair value accounting to these awards.

RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSOP). Shares held in our RSOP are excluded from SFAS 123R and are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

The following share-based compensation expense amounts were recognized in our consolidated statement of income for the periods presented.

                                                                   QUARTER ENDED
                                                                     MARCH 31,
SHARE-BASED COMPENSATION EXPENSE                                       2006
--------------------------------------------------------------------------------
MILLIONS
Stock Options                                                          $0.2
Performance Shares                                                      0.2
--------------------------------------------------------------------------------

Total Share-Based Compensation Expense                                 $0.4
--------------------------------------------------------------------------------

Income Tax Benefit                                                     $0.2
--------------------------------------------------------------------------------

There were no significant capitalized stock-based compensation costs at March 31, 2006.

As of March 31, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $2.6 million. This amount is expected to be recognized over a weighted-average period of 1.33 years.

The following table presents the pro forma effect of stock-based compensation, had we applied the provisions of SFAS 123 for the quarter ended March 31, 2005.

                                                                                        QUARTER ENDED
EFFECT OF SFAS 123                                                                        MARCH 31,
ACCOUNTING FOR STOCK-BASED COMPENSATION                                                     2005
-----------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
Net Income
   As Reported                                                                              $17.4
   Plus: Employee Stock Compensation Expense Included in Net Income - Net of Tax              0.3
   Less: Employee Stock Compensation Expense Determined Under SFAS 123 - Net of Tax           0.4
-----------------------------------------------------------------------------------------------------

   Pro Forma Net Income                                                                     $17.3
-----------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   As Reported                                                                              $0.64
   Pro Forma                                                                                $0.64

Diluted Earnings Per Share
   As Reported                                                                              $0.64
   Pro Forma                                                                                $0.63
-----------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                                            2005
-----------------------------------------------------------------------------------------------------
Risk-Free Interest Rate                                                                     3.7%
Expected Life - Years                                                                          5
Expected Volatility                                                                          20%
Dividend Growth Rate                                                                          5%
-----------------------------------------------------------------------------------------------------

9                     ALLETE First Quarter 2006 Form 10-Q

The following table presents information regarding our outstanding stock options for the quarter ended March 31, 2006.

                                                             WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                                                                 EXERCISE/        AGGREGATE         REMAINING
                                               NUMBER OF        CONVERSION        INTRINSIC        CONTRACTUAL
                                                SHARES             VALUE            VALUE              TERM
----------------------------------------------------------------------------------------------------------------
                                                                                  MILLIONS
Outstanding at December 31, 2005                357,827            $34.29            $3.5            7.4 years
Granted                                         115,653            $44.15
Exercised                                       (12,783)           $25.92
Forfeited or Expired                             (6,233)           $38.25
----------------------------------------------------------------------------------------------------------------

Outstanding at March 31, 2006                   454,464            $36.98            $4.4            7.9 years
----------------------------------------------------------------------------------------------------------------

Exercisable at March 31, 2006                   233,801            $31.93            $3.4            6.6 years
----------------------------------------------------------------------------------------------------------------

The weighted-average grant-date fair value of options was $6.49 for the quarter ended March 31, 2006. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.3 million during the quarter ended March 31, 2006.

The following table presents information regarding our unvested performance shares for the quarter ended March 31, 2006.

                                                                WEIGHTED AVERAGE
                                               NUMBER OF           GRANT DATE
                                                SHARES             FAIR VALUE
--------------------------------------------------------------------------------
Nonvested at December 31, 2005                  97,884               $38.63
Granted                                         24,958               $44.07
Awarded                                        (49,076)              $37.76
Forfeited                                       (1,751)              $39.55
--------------------------------------------------------------------------------

Nonvested at March 31, 2006                     72,015               $41.09
--------------------------------------------------------------------------------

                      ALLETE First Quarter 2006 Form 10-Q                     10

NOTE 2.  BUSINESS SEGMENTS

Financial results by segment for the periods presented were impacted by the integration of our Taconite Harbor facility into the Regulated Utility segment effective January 1, 2006. The redirection of Taconite Harbor from our Nonregulated Energy Operations segment to our Regulated Utility segment was in accordance with the Company's Integrated Resource Plan (Resource Plan), as approved by the MPUC. Under the terms of our Resource Plan, we have operated the Taconite Harbor facility as a rate-based asset within the Minnesota retail jurisdiction effective January 1, 2006. Prior to January 1, 2006, we operated our Taconite Harbor facility as nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market). Historical financial results of Taconite Harbor for periods prior to the redirection are included in our Nonregulated Energy Operations segment.

                                                                                                NONREGULATED
                                                                                  REGULATED        ENERGY         REAL
                                                                 CONSOLIDATED      UTILITY       OPERATIONS      ESTATE     OTHER
------------------------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED MARCH 31, 2006

Operating Revenue                                                   $192.5          $162.4          $16.3         $13.7     $ 0.1
Fuel and Purchased Power                                              69.4            69.4              -             -         -
Operating and Maintenance                                             74.5            55.8           14.1           3.4       1.2
Depreciation Expense                                                  12.2            11.1            1.1             -         -
------------------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations                    36.4            26.1            1.1          10.3      (1.1)
Interest Expense                                                      (6.4)           (5.1)          (0.5)            -      (0.8)
Other Income                                                           1.7               -            0.3             -       1.4
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes                         31.7            21.0            0.9          10.3      (0.5)
Minority Interest                                                      1.3               -              -           1.3         -
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                                               30.4            21.0            0.9           9.0      (0.5)
Income Tax Expense (Benefit)                                          11.6             8.0              -           4.0      (0.4)
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                              18.8          $ 13.0           $0.9         $ 5.0     $(0.1)
                                                                                  --------------------------------------------------
Income from Discontinued Operations - Net of Tax                         -
----------------------------------------------------------------------------

Net Income                                                          $ 18.8
----------------------------------------------------------------------------

Total Assets                                                      $1,404.0          $974.3         $105.2         $70.4    $254.1
Property, Plant and Equipment - Net                                 $862.3          $803.2          $54.3             -      $4.8
Accumulated Depreciation                                            $797.5          $760.8          $35.1             -      $1.6
Capital Expenditures                                                 $13.6           $13.3           $0.3             -         -


FOR THE QUARTER ENDED MARCH 31, 2005

Operating Revenue                                                   $193.3          $147.6          $27.9         $17.7     $ 0.1
Fuel and Purchased Power                                              67.6            60.0            7.6             -         -
Operating and Maintenance                                             72.7            52.6           15.1           4.5       0.5
Depreciation Expense                                                  11.9             9.8            2.0             -       0.1
------------------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations                    41.1            25.2            3.2          13.2      (0.5)
Interest Expense                                                      (6.8)           (4.3)          (1.3)            -      (1.2)
Other Income (Expense)                                                (4.2)              -            0.2             -      (4.4)
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes                         30.1            20.9            2.1          13.2      (6.1)
Minority Interest                                                      1.2               -              -           1.2         -
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                                               28.9            20.9            2.1          12.0      (6.1)
Income Tax Expense (Benefit)                                          11.5             8.0            0.5           5.1      (2.1)
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                              17.4          $ 12.9           $1.6         $ 6.9     $(4.0)
                                                                                  --------------------------------------------------
Income from Discontinued Operations - Net of Tax                         -
----------------------------------------------------------------------------

Net Income                                                          $ 17.4
----------------------------------------------------------------------------

Total Assets                                                      $1,408.1 <F1>     $915.4         $150.9         $72.1    $219.7
Property, Plant and Equipment - Net                                 $847.3          $726.2         $116.1             -      $5.0
Accumulated Depreciation                                            $767.9          $725.0          $41.5             -      $1.4
Capital Expenditures                                                  $9.5 <F1>       $8.2           $0.7             -         -
------------------------------------------------------------------------------------------------------------------------------------

<F1> Discontinued Operations represented $50.0 million of total assets and $0.6 million of capital expenditures in 2005.

11                    ALLETE First Quarter 2006 Form 10-Q

NOTE 3.  INVESTMENTS

At March 31, 2006, Investments included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, and our emerging technology investments.

                                                             MARCH 31,         DECEMBER 31,
INVESTMENTS                                                    2006                2005
-------------------------------------------------------------------------------------------
MILLIONS
Real Estate Assets                                            $ 70.4              $ 73.7
Debt and Equity Securities                                      33.2                34.8
Emerging Technology Investments                                  8.7                 9.2
-------------------------------------------------------------------------------------------

Total Investments                                             $112.3              $117.7
-------------------------------------------------------------------------------------------

                                                           QUARTER ENDED       YEAR ENDED
                                                             MARCH 31,        DECEMBER 31,
REAL ESTATE ASSETS                                             2006                2005
-------------------------------------------------------------------------------------------
MILLIONS
Land Held for Sale Beginning Balance                           $48.0               $47.2
    Additions during period: Capitalized Improvements            2.2                 9.4
    Deductions during period: Cost of Real Estate Sold          (1.9)               (8.6)
-------------------------------------------------------------------------------------------

Land Held for Sale Ending Balance                               48.3                48.0
Long-Term Finance Receivables                                    6.6                 7.4
Other <F1>                                                      15.5                18.3
-------------------------------------------------------------------------------------------

Total Real Estate Assets                                       $70.4               $73.7
-------------------------------------------------------------------------------------------

<F1> Consisted primarily of a shopping center.

Finance receivables have maturities ranging up to ten years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.5 million at March 31, 2006 ($0.6 million at December 31, 2005).


NOTE 4.  SHORT-TERM AND LONG-TERM DEBT

In January 2006, we renewed, increased and extended a committed, syndicated, unsecured revolving credit facility (Line) with LaSalle Bank National Association for $150 million ($100 million at December 31, 2005). The Line matures on January 11, 2011, and requires an annual commitment fee of 0.125%. At our request and subject to certain conditions, the Line may be increased to $200 million and extended for two additional 12-month periods. The Line may be used for general corporate purposes, working capital and to provide liquidity in support of our commercial paper program. We may prepay amounts outstanding under the Line in whole or in part at our discretion. Additionally, we may irrevocably terminate or reduce the size of the Line prior to maturity.

In March 2006, we issued $50 million in principal amount of First Mortgage Bonds, 5.69% Series due March 1, 2036. Proceeds were used to redeem $50 million in principal amount of First Mortgage Bonds, 7% Series due March 1, 2008.

                      ALLETE First Quarter 2006 Form 10-Q                     12

NOTE 5.  OTHER INCOME (EXPENSE)

                                                             QUARTER ENDED
                                                               MARCH 31,
                                                         2006             2005
--------------------------------------------------------------------------------
MILLIONS
Loss on Emerging Technology Investments                 $(1.2)           $(5.9)
Investment and Other Income                               2.9              1.7
--------------------------------------------------------------------------------

Total Other Income (Expense)                            $ 1.7            $(4.2)
--------------------------------------------------------------------------------


NOTE 6.  INCOME TAX EXPENSE

                                                             QUARTER ENDED
                                                               MARCH 31,
                                                         2006             2005
--------------------------------------------------------------------------------
MILLIONS
Current Tax Expense
     Federal                                            $10.8            $12.1
     State                                                2.5              3.1
--------------------------------------------------------------------------------

                                                         13.3             15.2
--------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                             (1.6)            (3.1)
     State                                                0.2             (0.3)
--------------------------------------------------------------------------------

                                                         (1.4)            (3.4)
--------------------------------------------------------------------------------

Deferred Tax Credits                                     (0.3)            (0.3)
--------------------------------------------------------------------------------

Income Tax Expense for Continuing Operations             11.6             11.5
Income Tax Expense for Discontinued Operations              -              0.1
--------------------------------------------------------------------------------

Total Income Tax Expense                                $11.6            $11.6
--------------------------------------------------------------------------------

For the quarter ended March 31, 2006,  the  effective  rate for income taxes was
36.6 percent (38.2 percent for the quarter ended March 31, 2005). The decrease in the effective rate was primarily due to state tax planning initiatives. The effective tax rate of 36.6 percent for the quarter ended March 31, 2006, deviated from the statutory rate, primarily due to state tax planning initiatives, investment tax credits, and deductions for Medicare health subsidies and depletion.

13                    ALLETE First Quarter 2006 Form 10-Q

NOTE 7.  DISCONTINUED OPERATIONS

ENVENTIS TELECOM. On December 30, 2005, we sold all the stock of our telecommunications subsidiary, Enventis Telecom, to Hickory Tech Corporation of Mankato, Minnesota. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reported our telecommunications business in discontinued operations for the quarter ended March 31, 2005.

WATER SERVICES. In early 2005, we completed the exit from our Water Services businesses with the sale of our wastewater assets in Georgia for an immaterial gain. In 2005, the Florida Public Service Commission approved the transfer of 63 water and wastewater systems from Florida Water to Aqua Utilities Florida, Inc. (Aqua Utilities) and ordered a $1.7 million reduction to plant investment. The Company reserved for the reduction in 2005. On March 15, 2006, the Company paid Aqua Utilities the adjustment refund amount of $1.7 million.

For the quarter ended March 31, 2006, there were no financial results to report as discontinued operations.


QUARTER ENDED
DISCONTINUED OPERATIONS                                              MARCH 31,
SUMMARY INCOME STATEMENT                                               2005
--------------------------------------------------------------------------------
MILLIONS
Operating Revenue - Enventis Telecom                                  $13.7
--------------------------------------------------------------------------------

Enventis Telecom
     Pre-Tax Income from Operations                                    $1.1
     Income Tax Expense                                                 0.5
--------------------------------------------------------------------------------

         Total Income from Operations - Enventis Telecom                0.6
--------------------------------------------------------------------------------

Water Services
     Loss on Disposal                                                  (1.0)
     Income Tax Benefit                                                (0.4)
--------------------------------------------------------------------------------

         Net Loss on Disposal - Water Services                         (0.6)
--------------------------------------------------------------------------------

Income from Discontinued Operations                                    $0.0
--------------------------------------------------------------------------------


DISCONTINUED OPERATIONS                                            DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                                      2005
--------------------------------------------------------------------------------
MILLIONS
Assets of Discontinued Operations
     Other Current Assets                                              $0.4
     Property, Plant and Equipment                                     $2.2

Liabilities of Discontinued Operations
     Current Liabilities                                              $13.0
--------------------------------------------------------------------------------

                      ALLETE First Quarter 2006 Form 10-Q                     14

NOTE 8.  COMPREHENSIVE INCOME

For the quarter ended March 31, 2006, total comprehensive income, net of tax, was $19.1 million ($17.5 million for the quarter ended March 31, 2005). Total comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale, and additional pension liability.


ACCUMULATED OTHER COMPREHENSIVE                                 MARCH 31,
INCOME (LOSS) - NET OF TAX                                 2006           2005
--------------------------------------------------------------------------------
MILLIONS
Unrealized Gain on Securities                             $  2.4         $  1.6
Additional Pension Liability                               (14.9)         (12.9)
--------------------------------------------------------------------------------
                                                          $(12.5)        $(11.3)
--------------------------------------------------------------------------------


NOTE 9.  EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, "Earnings Per Share," for the three months ended March 31, 2006, no options to purchase shares of common stock were excluded in the computation of diluted earnings per share because the average market prices were greater than the option exercise prices (119,077 shares were excluded for the three months ended March 31, 2005).

                                                                             2006                                2005
                                                                --------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                                        DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                                                BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
------------------------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
FOR THE QUARTER ENDED MARCH 31,

Income from Continuing Operations                                 $18.8         -        $18.8        $17.4         -        $17.4
Common Shares                                                      27.6       0.1         27.7         27.2       0.2         27.4
Per Share from Continuing Operations                              $0.68         -        $0.68        $0.64         -        $0.64
------------------------------------------------------------------------------------------------------------------------------------


NOTE 10.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                                                    POSTRETIREMENT
                                                                                 PENSION                            HEALTH AND LIFE
                                                                           ---------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE                                   2006       2005                        2006       2005
------------------------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED MARCH 31,

Service Cost                                                                 $2.3       $2.2                        $1.1       $1.0
Interest Cost                                                                 5.5        5.3                         1.9        1.7
Expected Return on Plan Assets                                               (7.1)      (7.1)                       (1.4)      (1.2)
Amortization of Prior Service Costs                                           0.2        0.2                           -          -
Amortization of Net Loss                                                      1.2        0.8                         0.4        0.2
Amortization of Transition Obligation                                           -        0.1                         0.6        0.6
------------------------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Expense                                                 $2.1       $1.5                        $2.6       $2.3
------------------------------------------------------------------------------------------------------------------------------------

In 2005, we determined that our postretirement health care plans meet the requirements of the Centers for Medicare and Medicaid Services' (CMS) regulations, and enrolled with the CMS to begin recovering the subsidy. We expect to receive the first subsidy check in early 2007 for 2006 credits.

15                    ALLETE First Quarter 2006 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power was entitled to approximately 71 percent of the Unit's output under the Agreement. Beginning in 2006, Minnkota Power exercised its option to reduce Minnesota Power's entitlement by approximately 5 percent annually, to 66 percent. We received notices from Minnkota Power that they would further reduce our output entitlement by approximately 5 percent on January 1, 2007 and 2008, to 60 percent and 55 percent, respectively. Minnkota Power has the option to reduce Minnesota Power's entitlement to 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2006, Square Butte had total debt outstanding of $304.9 million. Total annual debt service for Square Butte is expected to be approximately $26 million in each of the years 2006 through 2010. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

LEASING AGREEMENTS. BNI Coal is obligated to make lease payments for a dragline totaling $2.8 million annually for the lease term which expires in 2027. BNI Coal has the option at the end of the lease term to renew the lease at a fair market rental, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We lease other properties and equipment under operating lease agreements with terms expiring through 2013. The aggregate amount of minimum lease payments for all operating leases is $6.4 million in 2006, $5.9 million in 2007, $5.2 million in 2008, $4.7 million in 2009, $4.2 million in 2010 and $46.9 million thereafter.

COAL, RAIL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for transportation of all of our coal, with various expiration dates ranging from December 2006 to December 2011. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $45.2 million in 2006, $9.5 million in 2007, $9.7 million in 2008, $5.8 million in 2009 and no specific commitments beyond 2009. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

FUEL CLAUSE RECOVERY OF MISO DAY 2 COSTS. Minnesota Power filed a petition with the MPUC in February 2005 to amend its fuel clause to accommodate costs and revenue related to the MISO Day 2 energy market, the market through which Minnesota Power engages in wholesale energy transactions in MISO's day-ahead and real-time markets (MISO Day 2). On April 7, 2005, the MPUC approved interim accounting treatment of MISO Day 2 costs to be accounted for on a net basis and recovered through the fuel clause, subject to refund with interest. This interim treatment has continued while the MPUC has addressed the cost recovery petitions from Xcel Energy Inc., Otter Tail Power Company, Alliant Energy Corporation and Minnesota Power.

On December 21, 2005, the MPUC issued an order which denied recovery through the fuel clause of uplift charges, congestion revenue and expenses, and administrative costs related to Minnesota Power's MISO Day 2 market activities. Minnesota Power requested rehearing of the order in a filing made with the MPUC on January 10, 2006. The other three utilities affected by the order also filed for rehearing, as did the DOC and MISO. In a hearing on February 9, 2006, the MPUC granted rehearing of the MISO Day 2 docket and suspended the refund obligation for charges recovered through the fuel clause and denied in the December 21, 2005 order. The MPUC will review the MISO Day 2 costs to determine which costs should be recovered on a current basis through the fuel clause and which costs are more appropriately

                      ALLETE First Quarter 2006 Form 10-Q                     16
deferred for potential recovery through base rates. The MPUC's order documenting the February 9, 2006, hearing was issued February 24, 2006. The parties had 60 days to issue their recommendations to the MPUC. The Company is working with the other utilities, the DOC and other stakeholders to prepare the report. On April 11, 2006, the parties requested an extension to file their recommendations with the MPUC. On April 24, 2006, the MPUC approved an extension to June 22, 2006. The Company is unable to predict the outcome of this matter.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. The carrying value of our direct investments in privately-held, start-up companies was zero at March 31, 2006, and December 31, 2005. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $3.0 million at March 31, 2006 ($3.1 million at December 31, 2005), and may be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

INVESTMENT IN ATC. In December 2005, we entered into an agreement with Wisconsin Public Service Corporation and WPS Investments, LLC that provides for our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, to invest $60 million in ATC. Our investment is expected to represent an estimated 9 percent ownership interest in ATC. On May 4, 2006, the PSCW reviewed and approved the request that allows us to invest in ATC. We anticipate investing $60 million in ATC by the end of 2006. Our first investment is expected to occur in May 2006.

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

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation was to determine any impact to soil or ground water between the former MGP site and Superior Bay. Site work for this phase of the investigation was performed during October 2004, and the final report was sent to the WDNR in March 2005. Additional site investigation was performed during September and October 2005. The investigation will continue during the summer of 2006. It is anticipated that the final report for this portion of the investigation will be completed by the end of 2006. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to a regulatory prudency review. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred at the time SWL&P filed their most recent rate request. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

17                    ALLETE First Quarter 2006 Form 10-Q

SQUARE BUTTE GENERATING FACILITY. On April 24, 2006, Minnkota Power announced it has reached a settlement agreement with the EPA and the State of North Dakota regarding emissions at the M.R. Young Station, which includes the Square Butte generating unit. In June 2002, Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station. The EPA claimed certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations, potentially resulting in new air permit operating conditions and possible significant capital expenditures to comply. As a result of the settlement agreement, the current Square Butte flue gas desulfurization system
(FGD) will be upgraded in 2010 to increase its removal efficiency from 70 percent to 90 percent. Capital expenditures for the emission control additions and modifications on Square Butte are estimated at $35 million. These estimated capital expenditures may be significantly offset by the sale of surplus SO2 allowance credits created with the early upgrade of the FGD system, which is being upgraded two years earlier than required by Federal rules. We expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service. On April 24, 2006, a Complaint and a Consent Decree with respect to this settlement agreement were filed in U.S. District Court for the District of North Dakota (Court). The Consent Decree is open to public comment for 30 days after which, if entered as an order by the Court, will constitute a final settlement of this issue. If finalized, the Consent Decree settlement would also require Square Butte to pay approximately $0.6 million in administrative costs and penalties in 2006, and $3.3 million toward additional environmental projects including wind power installations or power purchase agreements.

EPA CLEAN AIR INTERSTATE RULE AND CLEAN AIR MERCURY RULE. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of SO2 and NOX in many states in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers an "eastern" state. The EPA also announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps electric utility mercury emissions in the continental United States. The CAIR and the CAMR regulations have been challenged in the court system, which may delay implementation or modify provisions. Minnesota Power is participating in a legal challenge to the CAIR, but is not participating in the challenge of the CAMR. However, if the CAMR and the CAIR do go into effect, Minnesota Power expects to be required to (1) make emissions reductions, (2) purchase mercury, SO2 and NOX allowances through the EPA's cap-and-trade system, or (3) use a combination of both.

We believe that the CAIR contains flaws in its methodology and application, which will cause Minnesota Power to incur higher compliance costs. Consequently, on July 11, 2005, Minnesota Power filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit (Court of Appeals). On November 22, 2005, the EPA agreed to reconsider certain aspects of the CAIR, including the Minnesota Power petition addressing modeling used to determine Minnesota's inclusion in the CAIR region and claims about inequities in the SO2 allowance methodology. On March 16, 2006, the EPA denied all petitions for reconsideration with respect to the CAIR. However, if Minnesota Power's Petition for Review with the Court of Appeals is successful, we expect to incur lower compliance costs, consistent with the rules applicable to those states considered as "western" states under the CAIR. Resolution of the CAIR Petition for Review with the Court of Appeals is anticipated by mid-2007.

COMMUNITY DEVELOPMENT DISTRICT OBLIGATIONS. In March 2005, the Town Center at Palm Coast Community Development District (Town Center District) issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, due May 1, 2036. The bonds were issued to fund a portion of the Town Center development project. Approximately $21 million of the bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments will be included in the annual property tax bills of landowners beginning in November 2006. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize an expense for our pro rata portion of assessments, based upon our ownership of benefited property. At March 31, 2006, we owned approximately 91 percent of the assessable land in the Town Center District.

                      ALLETE First Quarter 2006 Form 10-Q                     18

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" located on page 3 and
"Risk  Factors"  located  in Part I,  Item 1A of our 2005 Form 10-K and Part II,
Item 1A of this Form 10-Q. The risks and uncertainties described in this Form 10-Q and our 2005 Form 10-K are not the only ones facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

EXECUTIVE SUMMARY

ALLETE's operations focus on two core businesses--ENERGY and REAL ESTATE. In addition, we have other operations that provide earnings to the Company.

ENERGY is comprised of Regulated Utility, Nonregulated Energy Operations and, beginning in the second quarter of 2006, Investment in ATC segments.

     - REGULATED UTILITY includes retail and wholesale rate regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities.

     - NONREGULATED ENERGY OPERATIONS includes our coal mining activities in North Dakota, under 50 MW of nonregulated generation and Minnesota land sales.

        In 2005, Nonregulated Energy Operations also included nonregulated generation (non-rate base generation sold at market-based rates to the wholesale market) from our Taconite Harbor facility in northern Minnesota, and generation secured through the Kendall County power purchase agreement. Effective January 1, 2006, Taconite Harbor was integrated into our Regulated Utility business to help meet forecasted base load energy requirements. In April 2005, the Kendall County power purchase agreement was assigned to Constellation Energy Commodities.

     - INVESTMENT IN ATC will include our ownership interest in ATC. In December 2005, we entered into an agreement that provides for us to invest $60 million in ATC by the end of 2006. Our first investment is expected to occur in May 2006.

REAL ESTATE includes our Florida real estate operations.

OTHER includes our investments in emerging technologies, and earnings on cash, cash equivalents and short-term investments.

Financial results by segment for the periods presented and discussed in this Form 10-Q were impacted by the integration of our Taconite Harbor facility into the Regulated Utility segment effective January 1, 2006. The redirection of Taconite Harbor from our Nonregulated Energy Operations segment to our Regulated Utility segment was in accordance with the Company's Integrated Resource Plan (Resource Plan), as approved by the MPUC. Under the terms of our Resource Plan, we have operated the Taconite

19                   ALLETE First Quarter 2006 Form 10-Q

Harbor facility as a rate-based asset within the Minnesota retail jurisdiction effective January 1, 2006. Prior to January 1, 2006, we operated our Taconite Harbor facility as nonregulated generation. Historical financial results of Taconite Harbor for periods prior to the redirection are included in our Nonregulated Energy Operations segment.

Reported net income for the quarter ended March 31, 2006, was $18.8 million, or $0.68 per diluted share ($17.4 million, or $0.64 per diluted share, for the quarter ended March 31, 2005). In 2006, net income was higher due to the absence of Kendall County operating losses ($1.9 million in 2005) and emerging technology impairments ($3.3 million in 2005). These factors were mostly offset by higher operating expense and a $1.9 million decrease in income from Real Estate, primarily due to the timing and mix of real estate sold. Although warm temperatures in early 2006 reduced energy sales to our residential, commercial and municipal customers, sales to our large power customers remained strong. Minnesota Power's taconite mining customers continue to operate at historically high output levels. In total, kilowatthour sales in 2006 were similar to 2005 sales.

                                                            QUARTER ENDED
                                                              MARCH 31,
                                                       2006               2005
--------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
Operating Revenue
     Regulated Utility                                $162.4             $147.6
     Nonregulated Energy Operations                     16.3               27.9
     Real Estate                                        13.7               17.7
     Other                                               0.1                0.1
--------------------------------------------------------------------------------
                                                      $192.5             $193.3
--------------------------------------------------------------------------------
Operating Expenses
     Regulated Utility                                $136.3             $122.4
     Nonregulated Energy Operations                     15.2               24.7
     Real Estate                                         3.4                4.5
     Other                                               1.2                0.6
--------------------------------------------------------------------------------
                                                      $156.1             $152.2
--------------------------------------------------------------------------------
Interest Expense
     Regulated Utility                                  $5.1               $4.3
     Nonregulated Energy Operations                      0.5                1.3
     Other                                               0.8                1.2
--------------------------------------------------------------------------------
                                                        $6.4               $6.8
--------------------------------------------------------------------------------
Other Income (Expense)
     Nonregulated Energy Operations                     $0.3              $ 0.2
     Other                                               1.4               (4.4)
--------------------------------------------------------------------------------
                                                        $1.7              $(4.2)
--------------------------------------------------------------------------------
Income (Loss)
     Regulated Utility                                 $13.0              $12.9
     Nonregulated Energy Operations                      0.9                1.6
     Real Estate                                         5.0                6.9
     Other                                              (0.1)              (4.0)
--------------------------------------------------------------------------------
     Income from Continuing Operations                  18.8               17.4
     Income from Discontinued Operations                   -                  -
--------------------------------------------------------------------------------
     Net Income                                        $18.8              $17.4
--------------------------------------------------------------------------------
Diluted Average Shares of Common Stock                  27.7               27.4
--------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock
     Continuing Operations                             $0.68              $0.64
     Discontinued Operations                               -                  -
--------------------------------------------------------------------------------
                                                       $0.68              $0.64
--------------------------------------------------------------------------------

                      ALLETE First Quarter 2006 Form 10-Q                     20


                                                                                                                QUARTER ENDED
                                                                                                                   MARCH 31,
KILOWATTHOURS SOLD                                                                                        2006                2005
------------------------------------------------------------------------------------------------------------------------------------
MILLIONS
     Regulated Utility
         Retail and Municipals
              Residential                                                                                 308.0               319.8
              Commercial                                                                                  328.7               339.8
              Industrial                                                                                1,822.3             1,777.1
              Municipals                                                                                  219.3               222.0
              Other                                                                                        20.0                20.4
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        2,698.3             2,679.1
         Other Power Suppliers                                                                            505.1               236.7
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        3,203.4             2,915.8
     Nonregulated Energy Operations                                                                        65.6               353.9
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        3,269.0             3,269.7
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 QUARTER ENDED
                                                                                                    MARCH 31,
REAL ESTATE                                                                          2006                               2005
REVENUE AND SALES ACTIVITY                                                  QUANTITY      AMOUNT               QUANTITY      AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS
Town Center Sales
   Commercial Sq. Ft.                                                        80,000       $ 1.5                      -           -

Other Land Sales
   Acres                                                                        456        10.3                    483       $17.6
   Lots                                                                           -           -                      7         0.4
------------------------------------------------------------------------------------------------------------------------------------

Contract Sales Price <F1>                                                                  11.8                               18.0

Revenue Recognized from Previously Deferred Sales                                           1.5                                  -

Deferred Revenue                                                                           (0.7)                              (1.0)

Adjustments <F2>                                                                           (0.1)                                 -
------------------------------------------------------------------------------------------------------------------------------------

Revenue from Land Sales                                                                    12.5                               17.0

Other Revenue                                                                               1.2                                0.7
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $13.7                              $17.7
------------------------------------------------------------------------------------------------------------------------------------

<F1> Reflected total contract sales price on closed land transactions.
<F2> Contributed development dollars, which are credited to cost of real estate sold.

NET INCOME

The following income discussion summarizes a comparison of the three months ended March 31, 2006, to the three months ended March 31, 2005, by segment.

REGULATED UTILITY contributed income of $13.0 million in 2006 ($12.9 million in 2005). Income was higher in 2006 due to the inclusion of kilowatthour sales from our Taconite Harbor generating assets, effective January 1, 2006. While kilowatthour sales to other power suppliers increased 113 percent, the increase was attributable to the inclusion of Taconite Harbor. Absent Taconite Harbor, income from sales to other power suppliers reflected decreased sales and lower prices in 2006. A 3 percent increase in kilowatthour sales to industrial customers due to continued healthy economic conditions in Minnesota Power's service territory and customers operating at historically high production levels was offset by a 3 percent decrease in residential, commercial and municipal sales due to warm weather in 2006. Higher operating expenses in 2006, mostly due to the inclusion of expenses related to Taconite Harbor, reduced income.

21                    ALLETE First Quarter 2006 Form 10-Q

NONREGULATED ENERGY OPERATIONS reported income of $0.9 million in 2006 ($1.6 million in 2005), reflecting the absence of income from Taconite Harbor ($2.3 million in 2005) which is now reported as part of Regulated Utility and operating losses from Kendall County ($1.9 million in 2005). The Kendall County power purchase agreement was assigned to Constellation Energy Commodities in April 2005.

REAL ESTATE contributed income of $5.0 million in 2006 ($6.9 million in 2005). Income was lower in 2006 due to the timing and mix of land sale transaction closings. The timing of the closing of real estate sales varies from period to period and impacts comparisons between years.

In 2005, we began selling property from our Town Center development project in northeast Florida. Since land is being sold before completion of the project infrastructure, revenue and cost of real estate sold are recorded using the percentage-of-completion method. As of March 31, 2006, we had $7.8 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet, the majority of which relates to Town Center. We expect most of this deferred profit will be reflected in income by the end of 2006.

At March 31, 2006, total pending land sales under contract were $85.3 million and are anticipated to close at various times through 2012. Pricing on these contracts range from $20 to $50 per commercial square foot, $15,000 to $40,000 per residential unit and $8,700 to $524,000 per acre for all other properties. The majority of the other properties under contract are zoned commercial or mixed use. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. In addition to minimum base price contracts, certain contracts allow us to receive participation revenue to the extent that an agreed upon percentage of gross revenue from land sales by our purchaser exceeds the minimum base price.

REAL ESTATE
PENDING CONTRACTS                                                    CONTRACT
AT MARCH 31, 2006                                 QUANTITY          SALES PRICE
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS
Town Center
     Commercial Sq. Ft.                          1,149,200             $35.2
     Residential Units                               1,292              26.8

Palm Coast Park
     Residential Units                                 500               7.5

Other Land
     Acres                                             604              15.8
--------------------------------------------------------------------------------
                                                                       $85.3
--------------------------------------------------------------------------------

OTHER reflected a loss of $0.1 million in 2006 (a $4.0 million loss in 2005). In 2006, a $0.6 million increase in earnings on excess cash offset equity losses related to emerging technology investments ($0.5 million in 2006; $0.1 million in 2005). In 2005, the Company recorded $3.3 million of impairments related to two privately-held emerging technology investments.

DISCONTINUED OPERATIONS included our Water Services businesses that we sold over the three-year period 2003 to 2005, and our telecommunications business that we sold in December 2005. In 2005, $0.6 million of income from Enventis Telecom operations was offset by $0.6 million of administrative and other expenses incurred to support Florida Water transfer proceedings. (See Note 7.)

                      ALLETE First Quarter 2006 Form 10-Q                     22

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2006 AND 2005

REGULATED UTILITY

     OPERATING REVENUE was up $14.8 million, or 10 percent, from 2005. Revenue and kilowatthour sales from other power suppliers were up $11.4 million and 113 percent, respectively, from 2005, primarily due to the addition of Taconite Harbor sales to the Regulated Utility segment effective January 1, 2006. Absent Taconite Harbor, revenue from sales to other power suppliers reflected decreased sales and lower prices in 2006. Revenue from sales to retail and municipal customers was up $3.5 million, primarily due to higher fuel clause recoveries in 2006. (See operating expenses below.) Kilowatthour sales to industrial customers were up 3 percent due to continued strong economic conditions, offset by a 3 percent decrease in residential, commercial and municipal sales due to warm weather in January and a mild March in 2006. Gas revenue was up $0.4 million from 2005 reflecting new gas rates effective in May 2005, offset by decreased usage due to warmer weather in 2006.

     Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in 2006 (23 percent in 2005). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2006 (8 percent in 2005).

     OPERATING EXPENSES were up $13.9 million, or 11 percent, from 2005.

     FUEL AND PURCHASED POWER EXPENSE. Fuel and purchased power expense was up $9.4 million from 2005, reflecting the inclusion of Taconite Harbor operations beginning in 2006 ($5.3 million) and increased expenses related to other Company generating facilities ($2.8 million). In addition, expenses related to outages at Boswell Unit 4 and Square Butte in late 2005 were recognized in the first quarter of 2006 due to the timing of recovery through the fuel clause. Additional purchased power expense incurred while Boswell Unit 3 was down for maintenance following a cooling tower failure in February and March 2005 was not recognized until second quarter 2005.

     OTHER OPERATING EXPENSES. In total, other operating expenses were up $4.5 million from 2005. Employee compensation was up $1.9 million primarily due to the inclusion of Taconite Harbor, annual wage increases and the inclusion of union employees in our results sharing compensation awards program. Depreciation expense increased $1.3 million primarily due to capitalized projects completed in 2005. Vegetation management was up $0.9 million reflecting more performed in 2006. Pension expense increased $0.6 million due to a reduction in the discount rate. Purchased gas costs were up $0.3 million due to higher prices in 2006. In total, plant maintenance expense decreased $0.4 million from 2005. The decrease reflected a $2.8 million reduction in expenses at Boswell Unit 3 partially offset by the inclusion of Taconite Harbor maintenance in 2006 ($1.5 million) and increased maintenance expense at other Company generating facilities. In 2005, planned maintenance was performed at Boswell Unit 3 while the unit was down due to a cooling tower failure.

     INTEREST EXPENSE was up $0.8 million, or 19 percent, from 2005, due to the inclusion of Taconite Harbor in 2006.

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $11.6 million, or 42 percent, from 2005 due to the absence of revenue from Taconite Harbor ($11.4 million in 2005) and Kendall County ($3.1 million in 2005). Effective January 1, 2006, Taconite Harbor is reported as part of Regulated Utility. Kendall County operations ceased April 1, 2005, when the Company assigned the power purchase agreement to Constellation Energy Commodities. Revenue from other nonregulated generation was up $0.8 million from 2005 primarily due to recovery of higher purchased gas costs. Coal revenue, realized under a cost-plus contract, was up $0.5 million from 2005 reflecting a 10 percent increase in the delivery price per ton due to higher coal production expenses. (See operating expenses below.)

     OPERATING EXPENSES were down $9.5 million, or 38 percent, from 2005. The decrease was due to the absence of expenses related to Taconite Harbor ($5.8 million in 2005) and Kendall County ($6.3 million in 2005). Expenses for other nonregulated generation were up $0.6 million due to higher prices for purchased gas in 2006. Expenses related to coal operations were up $0.3 million, mainly due to increased lease expenses in 2006.

     INTEREST EXPENSE was down $0.8 million, or 62 percent, from 2005 due to the absence of Taconite Harbor in 2006.

23                    ALLETE First Quarter 2006 Form 10-Q

REAL ESTATE

     OPERATING REVENUE was down $4.0 million, or 23 percent, from 2005, due to the timing and mix of land sale transaction closings. Revenue from land sales was $12.5 million in 2006 which included $1.5 million of previously deferred revenue. In 2005, revenue from land sales was $17.0 million. In 2006, 456 acres of other land were sold (483 acres and 7 lots in 2005). Sales at Town Center represented the rights to build up to 80,000 square feet of commercial space in 2006. The first land sales for Town Center were recorded in June 2005. At March 31, 2006, revenue of $10.7 million was deferred, of which $8.1 million relates to Town Center, and will be recognized on a percentage-of-completion basis as development obligations are completed.

     OPERATING EXPENSES were down $1.1 million, or 24 percent, from 2005 reflecting a $0.7 million decrease in the cost of real estate sold ($1.9 million in 2006; $2.6 million in 2005), and a $0.4 million decrease in selling expenses due to the mix of land sold. At March 31, 2006, cost of real estate sold totaling $2.6 million and selling expenses of $0.3 million were deferred and will be recognized on a percentage-of-completion basis as development obligations are completed. The majority of the deferred expenses relate to Town Center.

OTHER

     OPERATING EXPENSES were up $0.6 million, or 100 percent, from 2005, reflecting higher general and administrative expenses in 2006.

     INTEREST EXPENSE was down $0.4 million, or 33 percent, from 2005, reflecting the positive impact of first mortgage bonds refinanced at lower interest rates in August 2005 ($35 million) and March 2006 ($50 million).

     OTHER INCOME (EXPENSE) reflected $5.8 million more income in 2006 due to a $1.1 million increase in earnings on excess cash and the absence of emerging technology impairments. In 2005, the Company recorded $5.1 million of impairments related to two privately-held emerging technology investments. Other income (expense) also reflected equity losses related to emerging technology investments of $0.8 million in 2006 ($0.2 million in 2005).

INCOME TAXES

For the quarter ended March 31, 2006,  the  effective  rate for income taxes was
36.6 percent (38.2 percent for the quarter ended March 31, 2005). The decrease in the effective rate was primarily due to state tax planning initiatives. The effective tax rate of 36.6 percent for the quarter ended March 31, 2006, deviated from the statutory rate, primarily due to state tax planning initiatives, investment tax credits, and deductions for Medicare health subsidies and depletion.


CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under applicable GAAP involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: impairment of long-lived assets, pension and postretirement health and life actuarial assumptions, valuation of investments and provisions for environmental remediation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in our 2005 Form 10-K.

                      ALLETE First Quarter 2006 Form 10-Q                     24

OUTLOOK

EARNINGS GUIDANCE. We continue to expect ALLETE's earnings per share from continuing operations to grow by 15 percent to 20 percent in 2006. The growth is expected to come from continued strong electric sales, increased real estate sales, the elimination of projected operating losses from Kendall County, the elimination of impairments related to our emerging technology investments, and our investment in ATC.

ENERGY. Over the next several years, we believe electric utilities will be facing the unfolding impacts of three major developments that occurred in 2005--changes in regional transmission operation, the development of rulemaking on the enactment of stricter environmental regulations and federal legislation impacting the structure and organization of the electric utility industry. We believe our energy businesses are well positioned to successfully deal with these issues and to compete successfully. Our access to and ownership of low-cost power are our greatest strengths. We anticipate that we will have ready access to sufficient capital for general business purposes.

RESOURCE PLAN. In 2006, the MPUC approved our Integrated Resource Plan (Resource
Plan). The Resource Plan detailed our retail energy demand projections and our energy sourcing options to meet projected demand. One of the key components of the Resource Plan was the redirection of our Taconite Harbor generating facility from nonregulated energy operations to regulated utility operations effective January 1, 2006. The Taconite Harbor generation will be supplemented with a 50-MW long-term power purchase agreement with Manitoba Hydro. Expansion of our renewable generating assets to meet Minnesota's Renewable Energy Objective that seeks a 10 percent supply of qualified renewable energy resources in the state by 2015 for each Minnesota utility was also approved. In April 2006, construction began on a 50-MW wind facility in North Dakota and is expected to be completed in the fall of 2006. We will purchase the output from this wind facility under a 25-year power purchase agreement with an affiliate of FPL Energy, LLC. We predict that retail demand by customers in our service territory will increase at an average annual rate of 1.5 percent to 2019. We project a load growth of approximately 150 MW by 2010 with another 200 MW of growth anticipated by 2015.

LARGE POWER CONTRACTS. In March and April 2006, the MPUC approved new all-requirements agreements with Stora Enso Oyj's Duluth mills through August 31, 2013, and UPM-Kymmene Corporation's Blandin Paper mill in Grand Rapids through April 30, 2010. Three other long-term agreements were approved by the MPUC in 2005, extending contracts for an additional four to eight years. The extension of our electric supply contracts is an important achievement for both our large power customers and Minnesota Power. Electric power is a key component in the production of taconite and paper, and these industries represent more than half of Minnesota Power's regulated utility electric sales. These agreements help to provide planning certainty for both our customers and us.

MISO AND FUEL CLAUSE. On February 24, 2006, the MPUC issued an order that granted rehearing of the MISO Day 2 docket and suspended the refund obligation. The Company is working with other Minnesota utilities, the DOC and other stakeholders to prepare a joint recommendation, required by the MPUC in its February 24, 2006 order, of which costs should be recovered on a current basis through the fuel clause and which costs are more appropriately deferred for potential recovery through base rates. The parties have until June 22, 2006, to report to the MPUC. (See Note 11.)

INVESTMENT IN ATC. On May 4, 2006, the PSCW reviewed and approved the request that allows us to invest $60 million in ATC. We anticipate having $60 million invested in ATC by the end of 2006, with our first investment expected to occur in May.

RATE CASE. On May 1, 2006, SWL&P filed an application with the PSCW for authority to increase retail utility rates an average of 5.2 percent and is requesting an 11.7 percent return on common equity. The Company expects that hearings will be conducted in late 2006 and new rates will become effective in January 2007.

REAL ESTATE. Progress continues on our three major planned development projects in Florida--Town Center, which will be a new downtown for Palm Coast; Palm Coast Park, which is located in northwest Palm Coast; and Ormond Crossings, which is located in Ormond Beach along Interstate 95.

25                    ALLETE First Quarter 2006 Form 10-Q

TOWN CENTER. We began selling property from our Town Center development project in northeast Florida in 2005. Developers who have purchased land from us have started construction of buildings. Since land is being sold before completion of the project infrastructure, revenue and cost of real estate sold are recorded using a percentage-of-completion method. Pending land sales under contract for properties at Town Center totaled $62.0 million at March 31, 2006.

PALM COAST PARK. At March 31, 2006, pending land sales under contract for properties at Palm Coast Park totaled $7.5 million. On May 4, 2006, we entered into a contract for a $52.5 million sale of land. Under this contract, land will be purchased in four phases, with closings to occur in 2007 through 2009. We will have the opportunity to receive participation revenue as part of these sales contracts. Sales negotiations continue on one other residential development tract.

As of March 31, 2006, we had $7.8 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. We expect most of this deferred profit will be reflected in income by the end of 2006.

ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $6.6 million at March 31, 2006, with maturities ranging up to seven years. Outstanding finance receivables accrue interest at market-based rates. These finance receivables are collateralized by the financed properties.

SUMMARY OF DEVELOPMENT PROJECTS INVENTORY                                    RESIDENTIAL             COMMERCIAL
FOR THE QUARTER ENDED  MARCH 31, 2006                   OWNERSHIP              UNITS <F1>             SQ. FT. <F1><F2>
------------------------------------------------------------------------------------------------------------------------
Town Center at Palm Coast                                   80%
     At December 31, 2005                                                       2,833                2,927,700
     Property Sold                                                                  -                  (80,000)
     Change in Estimate                                                            80                        -
------------------------------------------------------------------------------------------------------------------------

                                                                                2,913                2,847,700

Palm Coast Park                                            100%                 3,600                3,200,000

Ormond Crossings                                           100%                  <F3>                     <F3>
------------------------------------------------------------------------------------------------------------------------

                                                                                6,513                6,047,700
------------------------------------------------------------------------------------------------------------------------

<F1> Estimated and includes minority interest. The actual property breakdown at full  build-out  may  be  different than these estimates.
<F2> Includes industrial, office and retail square footage.
<F3> The Development of Regional Impact  Application for  Development Approval submitted  in  August 2005 proposed 4,400 residential  units  and  5  million  square  feet  of  commercial  space, and is  subject to approval by regulating governmental entities.


SUMMARY OF OTHER LAND INVENTORIES
FOR THE QUARTER ENDED
MARCH 31, 2006                        OWNERSHIP      TOTAL     MIXED USE    RESIDENTIAL   COMMERCIAL   AGRICULTURAL
--------------------------------------------------------------------------------------------------------------------
ACRES <F1>

Palm Coast Holdings                      80%
     At December 31, 2005                            2,566       1,692          346           281          247
     Property Sold                                     (66)        (47)           -           (18)          (1)
--------------------------------------------------------------------------------------------------------------------

                                                     2,500       1,645          346           263          246
--------------------------------------------------------------------------------------------------------------------

Lehigh                                   80%
     At December 31, 2005                              613         390          140            74            9
     Property Sold                                    (390)       (390)           -             -            -
--------------------------------------------------------------------------------------------------------------------

                                                       223           -          140            74            9
--------------------------------------------------------------------------------------------------------------------

Cape Coral                              100%            41           -            1            40            -

Other                                   100%           944           -            -             -          944
--------------------------------------------------------------------------------------------------------------------

                                                     3,708       1,645          487           377        1,199
--------------------------------------------------------------------------------------------------------------------

<F1> Acreage amounts are approximate and shown  on  a gross  basis,  including   wetlands  and   minority  interest.
     Acreage amounts may vary due to platting or surveying activity. Wetland amounts vary by property  and are often not formally  determined prior  to  sale. The actual property breakdown at full build-out may be different than these estimates.

                      ALLETE First Quarter 2006 Form 10-Q                     26

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing our businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

We believe our financial condition is strong, as evidenced by cash and cash equivalents and short-term investments of $236.5 million, and a debt to total capital ratio of 39 percent at March 31, 2006.

OPERATING ACTIVITIES. Cash flow from operating activities was $44.2 million for the quarter ended March 31, 2006 ($31.1 million for the quarter ended March 31, 2005). Cash from operating activities was higher in 2006, primarily due to a $13.1 million change in deferred fuel costs (included in Prepayments and Other) caused by the timing of outages at our generating facilities. Deferred fuel costs related to outages in late 2005 were collected in our fuel adjustment clause during 2006, while deferred fuel costs related to outages in the first quarter of 2005 were not collected until the second quarter of 2005. In 2005, cash for operating activities reflected payment of a $9.1 million arbitration award related to our discontinued operations. Cash from operating activities was lower in 2006, due to a $6.1 million change in accounts payable which was also caused primarily by the timing of outages at our generating facilities. Purchased power accruals related to outages in late 2005 were paid in the first quarter of 2006 while purchased power accruals related to outages in the first quarter of 2005 were not paid until the second quarter of 2005.

INVESTING ACTIVITIES. Cash flow for investing activities was $49.2 million for the quarter ended March 31, 2006 (cash flow from investing activities of $107.0 million for the quarter ended March 31, 2005). Cash for investing activities was higher in 2006 than 2005, primarily due to activities within our short-term investments. In 2006, net purchases of $44.6 million were used for short-term investments, while 2005 included $117.2 million of net proceeds that were received from the sale of short-term investments. Gross proceeds from the sale of available-for-sale securities were $126.3 million in 2006 ($210.5 million in 2005) and purchases were $170.9 million ($93.3 million in 2005). Cash for investing activities in 2006 was also $4.7 million higher due to additions to property, plant and equipment which vary from year to year.

FINANCING ACTIVITIES. Cash flow for financing activities was $9.6 million for the quarter ended March 31, 2006 ($1.8 million for the quarter ended March 31, 2005). The increase in cash for financing activities was primarily attributed to a $3.4 million decrease in book overdrafts. Cash for financing activities also increased in 2006 due to an additional $2.5 million of dividends paid because of more shares outstanding and an increase in the dividend rate. In 2006, we refinanced $50 million of first mortgage bonds at a lower rate. The new bonds will mature in 2036.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.7 million original issue shares of our common stock available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $170.0 million, the majority of which expire in January 2011. In January 2006, we renewed, increased and extended a committed, syndicated, unsecured revolving credit facility with LaSalle Bank National Association, as Agent, for $150 million (Line). The Line matures on January 11, 2011. At our request and subject to certain conditions, the Line may be increased to $200 million and extended for two additional 12-month periods. We may prepay amounts outstanding under the Line in whole or in part at our discretion. Additionally, we may irrevocably terminate or reduce the size of the Line prior to maturity. The Line may be used for general corporate purposes, working capital and to provide liquidity in support of our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.


27                    ALLETE First Quarter 2006 Form 10-Q

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

In March 2006, we issued $50 million in principal amount of First Mortgage Bonds, 5.69% Series due March 1, 2036. Proceeds were used to redeem $50 million in principal amount of First Mortgage Bonds, 7% Series due March 1, 2008.

Long-term debt due within one year includes $60 million of first mortgage bonds due February 2007 that cannot be redeemed prior to maturity. We intend to refinance this debt on a long-term basis.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2005 Form 10-K, with additional disclosure discussed in Note 11 of this Form 10-Q.

CAPITAL REQUIREMENTS

For the quarter ended March 31, 2006, capital expenditures for continuing operations totaled $13.6 million ($8.9 million in 2005). Expenditures for the quarter ended March 31, 2006, included $13.3 million for Regulated Utility and $0.3 million for Nonregulated Energy Operations. Internally-generated funds were the source of funding for these expenditures.

Real estate development expenditures are and will be funded with a revolving development loan and tax-exempt bonds issued by community development districts. The Town Center at Palm Coast Community Development District issued $26.4 million of tax-exempt bonds in 2005. Approximately $21 million of the bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. We anticipate that the Palm Coast Park Community Development District will issue tax-exempt bonds to fund construction of infrastructure improvements for our Palm Coast Park project in mid-2006. Company expenditures related to our real estate developments in Florida increase the value of our land assets, which are classified as Investments on our consolidated balance sheet.


ENVIRONMENTAL MATTERS AND OTHER

As previously discussed in our Critical Accounting Policies section, our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to future stricter environmental requirements through legislation and/or rulemaking, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. We are unable to predict the outcome of the issues discussed in Note 11.


                      ALLETE First Quarter 2006 Form 10-Q                     28

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. Our available-for-sale securities portfolio consists of securities in a grantor trust established to fund certain employee benefits included in Investments, and various auction rate bonds and variable rate demand notes included as Short-Term Investments. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Unrealized losses that are other than temporary are recognized in earnings. Our short-term investments classified as available-for-sale securities, however, are recorded at cost, which approximates fair market value due to their variable interest rates that typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Our available-for-sale securities portfolio had a fair value of $184.5 million at March 31, 2006 ($139.5 million at December 31, 2005) and a total unrealized after-tax gain of $2.4 million at March 31, 2006 ($2.1 million at December 31, 2005).

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment of available-for-sale securities for the quarter ended March 31, 2006.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method because of our ownership percentage. The total carrying value of our emerging technology portfolio was $8.7 million at March 31, 2006 ($9.2 million at December 31,
2005). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. Our basis in direct investments in privately-held companies included in the emerging technology portfolio was zero at March 31, 2006, and December 31, 2005.


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

29                    ALLETE First Quarter 2006 Form 10-Q

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

Approximately 200 MW of generation from our Taconite Harbor facility in northern Minnesota has been sold through various long-term capacity and energy contracts. Long-term, we have entered into two capacity and energy sales contracts totaling 175 MW (201 MW including a 15 percent reserve), which were effective May 1, 2005, and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months' notice are subject to an annual duration limitation typical of this type of contract. We also have a 50-MW capacity and energy sales contract that extends through April 2008. The 50-MW capacity and energy sales contract had fixed pricing through January 2006, with formula pricing based on variable production cost of a combustion-turbine, natural gas unit thereafter.


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

                      ALLETE First Quarter 2006 Form 10-Q                     30

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 11, and are incorporated by reference herein.


ITEM 1A. RISK FACTORS

Other than the risk factors below, there have been no material changes from the risk factors disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K.

WE ARE DEPENDENT ON GOOD LABOR RELATIONS.

We believe our relations to be good with our approximately 1,500 employees. Approximately 700 of these employees are members of either the International Brotherhood of Electrical Workers (IBEW) Local 31 or Local 1593. Failure to successfully renegotiate labor agreements could adversely affect the services we provide and our results of operations. On February 28, 2006, members of the IBEW Local No. 31 ratified a new three-year labor agreement with SWL&P and Minnesota Power that is retroactive to February 1, 2006. Wage increases are 3.1 percent for 2006 and 2007, and 3.0 percent for 2008. The agreement also includes union employees in the results sharing compensation awards program starting in 2006. The labor agreement with Local 1593 at BNI Coal expires on March 31, 2008.

RISKS ASSOCIATED WITH ACQUISITIONS MAY HINDER OUR ABILITY TO INCREASE REVENUE AND EARNINGS.

In pursuing a strategy of acquiring other businesses, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

  -  incurring significantly higher capital expenditures and operating expenses;
  -  regulatory review or approval;
  - failing to assimilate the operations and personnel of the acquired businesses;
  -  entering new, unfamiliar markets;
  -  potential undiscovered liabilities at acquired businesses;
  -  disrupting our ongoing business;
  -  diverting our limited management resources;
  -  failing to maintain uniform standards, controls and policies;
  - impairing relationships with employees and customers as a result of changes in management; and
  - increasing expenses for support services and computer systems, as well as integration difficulties.

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

31                    ALLETE First Quarter 2006 Form 10-Q

WE ARE EXPOSED TO RISKS ASSOCIATED WITH REAL ESTATE DEVELOPMENT.

Our real estate development activities entail risks that include construction delays or cost overruns, which may increase project development costs. In addition, the effects of the rebuilding efforts due to destructive weather, including hurricanes, could cause increased prices for construction materials and create labor shortages which could increase our development costs.

Our real estate development activities require significant capital expenditures. We obtain funds for our capital expenditures through cash flow from operations and financings, including the financings of the community development districts in which our development projects are located. We cannot be certain that the funds available from these sources will be sufficient to fund our required or desired capital expenditures for development. If we are unable to obtain sufficient funds, we may have to defer or otherwise limit our development activities. If we are unsuccessful in our selling efforts, we may not be able to recover these capital expenditures.

COMPETITION FOR LAND COULD ADVERSELY AFFECT OUR REAL ESTATE BUSINESS.

Over the past few years, we have experienced an increase in competition for suitable land in the Florida real estate market. The availability of undeveloped land for purchase that meets our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other developers and land buyers for desirable property, inflation in land prices, zoning, allowable development density and other regulatory requirements. Our long-term ability to acquire land suitable for development at reasonable prices in locations where we feel there is a viable market is crucial in maintaining our business success.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.    OTHER INFORMATION

Reference is made to our 2005 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2005 Form 10-K.

Ref. Page 7 - Minimum Revenue and Demand Under Contract Table

MINIMUM REVENUE AND DEMAND UNDER CONTRACT                                MINIMUM                       MONTHLY
AS OF APRIL 1, 2006                                                   ANNUAL REVENUE <F1><F2>         MEGAWATTS
-----------------------------------------------------------------------------------------------------------------
     2006                                                              $95.4 million                     616
     2007                                                              $38.0 million                     206
     2008                                                              $27.7 million                     158
     2009                                                              $25.9 million                     151
     2010                                                              $17.8 million                      98
-----------------------------------------------------------------------------------------------------------------

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

                      ALLETE First Quarter 2006 Form 10-Q                     32

Ref. Page 10 - Eighth Full Paragraph

On February 24, 2006, the MPUC issued an order documenting the February 9, 2006, hearing that granted rehearing of the MISO Day 2 docket and suspended the refund obligation. The Company is working with the other Minnesota utilities, the DOC and other stakeholders to prepare a joint recommendation, required by the MPUC in its February 24, 2006 order, of which costs should be recovered on a current basis through the fuel clause and which costs are more appropriately deferred for potential recovery through base rates. The parties had 60 days to report their recommendations to the MPUC. On April 24, 2006, the MPUC approved an extension for the parties to file their recommendations by June 22, 2006. The Company is unable to predict the outcome of this matter.


Ref. Page 11 - First Paragraph

LARGE POWER CONTRACTS. On March 7, 2006, the MPUC approved Minnesota Power's new electric service agreement with Stora Enso Oyj's Duluth mills through August 31, 2013. On April 7, 2006, the MPUC approved Minnesota Power's new electric service agreement with UPM-Kymmene Corporation's Blandin Paper mill in Grand Rapids through April 30, 2010.


Ref. Page 11 - Second Paragraph

RESOURCE PLAN. In 2006, the MPUC approved our Integrated Resource Plan (Resource
Plan). The Resource Plan detailed our retail energy demand projections and our energy sourcing options to meet projected demand. Key components of the Resource Plan included redirection of our Taconite Harbor generating facility from nonregulated energy operations to regulated utility operations effective January 1, 2006. The Taconite Harbor generation will be supplemented with a 50-MW long-term power purchase agreement with Manitoba Hydro. Expansion of our renewable generating assets to meet Minnesota's Renewable Energy Objective that seeks a 10 percent supply of qualified renewable energy resources in the state by 2015 for each Minnesota utility was also approved.


Ref. Page 11 - Sixth Paragraph and Page 20 - Second Full Paragraph

SQUARE BUTTE GENERATING FACILITY. On April 24, 2006, Minnkota Power announced it has reached a settlement agreement with the EPA and the State of North Dakota regarding emissions at the M.R. Young Station, which includes the Square Butte generating unit. In June 2002, Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station. The EPA claimed certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations, potentially resulting in new air permit operating conditions. The current Square Butte flue gas desulfurization (FGD) system will be upgraded in 2010 to increase its removal efficiency from 70 percent to 90 percent. Capital expenditures for the emission control additions and modifications on Square Butte are estimated at $35 million. These estimated capital expenditures may be significantly offset by the sale of surplus SO2 allowance credits created with the early upgrade of the FGD system, which is being upgraded two years earlier than required by Federal rules. We expect such capital expenditures to be debt financed. Our future cost of purchased power would include our pro rata share of this additional debt service. On April 24, 2006, a Complaint and a Consent Decree with respect to this settlement agreement were filed in U.S. District Court for the District of North Dakota (Court). The Consent Decree is open to public comment for 30 days after which, if entered as an order by the Court, will constitute a final settlement of this issue. If finalized, the Consent Decree settlement would also require Square Butte to pay approximately $0.6 million in administrative costs and penalties in 2006, and $3.3 million toward additional environmental projects including wind power installations or power purchase agreements.

33                    ALLETE First Quarter 2006 Form 10-Q

Ref. Page 12 - Fifth Full Paragraph

On May 1, 2006, SWL&P filed an application with the PSCW for authority to increase retail utility rates an average of 5.2 percent. This average increase is comprised of a 4.6 percent increase in electric rates, a 2.4 percent increase in gas rates and a 19.8 percent increase in water rates. The proposed increases are due to increased operating costs and the need to construct additional water storage. SWL&P is requesting an 11.7 percent return on common equity. The Company expects that hearings will be conducted in late 2006 and new rates will become effective in January 2007.


Ref. Page 14 - Fourth Paragraph

In December 2005, we entered into an agreement with Wisconsin Public Service Corporation and WPS Investments, LLC that provides for our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, to invest $60 million in ATC. Our investment is expected to represent an estimated 9 percent ownership interest in ATC. On May 4, 2006, the PSCW reviewed and approved the request that allows us to invest in ATC. We anticipate having $60 million invested in ATC by the end of 2006. Our first investment is expected to occur in May 2006.


Ref. Page 16 - Third Full Paragraph

On May 4, 2006, ALLETE Properties entered into a $52.5 million contract for the sale of residential and commercial land at its Palm Coast Park development project. Under this contract, land will be purchased in four phases, with closings to occur in 2007 through 2009, and includes the opportunity to receive participation revenue. The development will include 1,459 residential housing units, a championship golf course, and neighborhood retail and office space, along with a community park and school site.


Ref. Page 20 - Insert before First Full Paragraph
Ref. Page 49 - Fifth Paragraph

On April 27, 2006, an agreement was announced by Minnesota Governor Tim Pawlenty on language for a proposed utility mercury emission reduction bill in Minnesota. Minnesota Power, along with Xcel Energy Inc., the MPCA, the Minnesota Chamber of Commerce, the DOC and an umbrella organization of environmental groups called Mercury Free Minnesota, had been meeting for several months in negotiation on bill language at the request of the Governor. The bill was presented to and approved by the Minnesota House of Representatives on May 1, 2006. The Minnesota Senate passed the bill on May 4, 2006. The bill is now ready for the Governor's signature and he is expected to sign it in the near future. This legislation would require Minnesota Power to file mercury emission reduction plans for its Boswell Units 3 and 4, with one plan due December 31, 2007, and the other plan due July 1, 2011, with installation of mercury emission reduction technology and equipment by December 31, 2010, and December 31, 2014, respectively. The plans must include one in which the mercury reduction goal is 90 percent. Alternate plans, with the percentage of reduction elected by the utility, are also required to be filed. Minnesota Power may apply mercury emissions achieved under its Arrowhead Regional Emission Abatement plan at Taconite Harbor toward the reduction goal required under approved plans for Boswell Units 3 and 4. Filed plans must be reviewed and approved by the MPCA and the MPUC under criteria that include, among other things, technical feasibility, environmental benefit, cost effectiveness and rate impact. The legislation encourages multi-emission reduction plans and also extends a statutory provision for current cost recovery outside of a rate case for approved emission reduction expenditures, including mercury and other types of emissions, from 2006 through 2013. The draft legislation generally comports with Minnesota Power's plans for its Boswell Units 3 and 4 mercury and other emission retrofits. Mercury emission reduction expenditures planned for Boswell Unit 3 are estimated at $200 million and are included in the $280 million we expect to spend for environmental upgrades from 2007 through 2010. Minnesota Power anticipates that costs for these expenditures will be recovered from customers on a current basis, subject to approval by the MPUC. The Company plans to make a filing with the MPUC for current cost recovery on these Boswell Unit 3 costs later this year.

                      ALLETE First Quarter 2006 Form 10-Q                     34

Ref. Page 21 - Sixth Paragraph

On February 28, 2006, members of the International Brotherhood of Electrical Workers (IBEW) Local No. 31 ratified a new three-year labor agreement with SWL&P and Minnesota Power that is retroactive to February 1, 2006. Wage increases are
3.1 percent for 2006 and 2007, and 3.0 percent for 2008. The agreement also includes union employees in the results sharing compensation awards program starting in 2006.


ITEM 6.  EXHIBITS

EXHIBIT
NUMBER

      4 Twenty-fifth Supplemental Indenture, dated as of December 1, 2005, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

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

35                    ALLETE First Quarter 2006 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ALLETE, INC.





May 8, 2006                                    James K. Vizanko
                               -------------------------------------------------
                                               James K. Vizanko
                               Senior Vice President and Chief Financial Officer




May 8, 2006                                      Mark A. Schober
                               -------------------------------------------------
                                                 Mark A. Schober
                                      Senior Vice President and Controller


                      ALLETE First Quarter 2006 Form 10-Q                     36

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
--------------------------------------------------------------------------------

      4 Twenty-fifth Supplemental Indenture, dated as of December 1, 2005, between ALLETE and The Bank of New York and Douglas J. MacInnes, as Trustees.

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


                       ALLETE First Quarter 2006 Form 10-Q