Form 10-Q
period 2006-06-30
ALLETE INC
filed 2006-07-28
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended JUNE 30, 2006

                                       or

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


                           Common Stock, no par value,
                          30,321,240 shares outstanding
                               as of June 30, 2006

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities Litigation Reform Act
of 1995                                                                       3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2006 and December 31, 2005                        4

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2006 and 2005        5

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2006 and 2005                    6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       23

         Item 3.   Quantitative and Qualitative Disclosures about Market
                   Risk                                                      38

         Item 4.   Controls and Procedures                                   39

Part II. Other Information

         Item 1.   Legal Proceedings                                         40

         Item 1A.  Risk Factors                                              40

         Item 2.   Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                  40

         Item 3.   Defaults Upon Senior Securities                           40

         Item 4.   Submission of Matters to a Vote of Security Holders       40

         Item 5.   Other Information                                         41

         Item 6.   Exhibits                                                  42

Signatures                                                                   43


1                     ALLETE Second Quarter 2006 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM                  TERM
--------------------------------------------------------------------------------

2005 Form 10-K                           ALLETE's Annual Report on Form 10-K for
                                             the Year Ended December 31, 2005
ALLETE                                   ALLETE, Inc.
ALLETE Properties                        ALLETE Properties, Inc.
AREA                                     Arrowhead Regional Emission Abatement
                                             Plan
ATC                                      American Transmission Company LLC
BNI Coal                                 BNI Coal, Ltd.
Boswell                                  Boswell Energy Center
Company                                  ALLETE, Inc. and its subsidiaries
Constellation Energy Commodities         Constellation Energy Commodities Group,
                                             Inc.
DOC                                      Minnesota Department of Commerce
Enventis Telecom                         Enventis Telecom, Inc.
EITF                                     Emerging Issues Task Force Issue No.
EPA                                      Environmental Protection Agency
ESOP                                     Employee Stock Ownership Plan
FASB                                     Financial Accounting Standards Board
FERC                                     Federal Energy Regulatory Commission
Florida Water                            Florida Water Services Corporation
FSP                                      Financial Accounting Standards Board
                                             Staff Position
GAAP                                     Accounting Principles Generally
                                             Accepted in the United States of
                                             America
Laskin                                   Laskin Energy Center
Minnesota Power                          An operating division of ALLETE, Inc.
Minnkota Power                           Minnkota Power Cooperative, Inc.
MISO                                     Midwest Independent Transmission System
                                             Operator, Inc.
MPCA                                     Minnesota Pollution Control Agency
MPUC                                     Minnesota Public Utilities Commission
MW                                       Megawatt(s)
Note ___                                 Note ___ to the consolidated  financial
                                             statements in this Form 10-Q
NOx                                      Nitrogen Oxide
Palm Coast District                      Palm Coast Park Community Development
                                             District
Palm Coast Park                          Palm Coast Park development project in
                                             Florida
PSCW                                     Public Service Commission of Wisconsin
Rainy River Energy                       Rainy River Energy Corporation
Resource Plan                            Integrated Resource Plan
SEC                                      Securities and Exchange Commission
SFAS                                     Statement of Financial Accounting
                                             Standards No.
SO2                                      Sulfur Dioxide
Square Butte                             Square Butte Electric Cooperative
SWL&P                                    Superior Water, Light and Power Company
Taconite Harbor                          Taconite Harbor Energy Center
Town Center                              Town Center at Palm Coast development
                                             project in Florida
Town Center District                     Town Center at Palm Coast Community
                                             Development District
WDNR                                     Wisconsin Department of Natural
                                             Resources

                      ALLETE Second Quarter 2006 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties, and are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results or outcomes to differ materially from those contained in forward-looking statements:

    -    our ability to successfully implement our strategic objectives;
    -    our ability to manage expansion and integrate acquisitions;
    - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the PSCW, and various local and county regulators, and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, real estate development, operation and construction of plant facilities, recovery of purchased power and capital investments, present or prospective wholesale and retail competition (including but not limited to transmission costs), and zoning and permitting of land held for resale;
    -    effects of restructuring initiatives in the electric industry;
    - economic and geographic factors, including political and economic risks;
    - changes in and compliance with environmental and safety laws and policies;
    -    weather conditions;
    -    natural disasters and pandemic diseases;
    -    war and acts of terrorism;
    -    wholesale power market conditions;
    -    our ability to obtain viable real estate for development purposes;
    -    population growth rates and demographic patterns;
    - the effects of competition, including competition for retail and wholesale customers;
    -    pricing and transportation of commodities;
    -    changes in tax rates or policies or in rates of inflation;
    -    unanticipated project delays or changes in project costs;
    -    unanticipated changes in operating expenses and capital expenditures;
    -    global and domestic economic conditions;
    -    our ability to access capital markets;
    -    changes in interest rates and the performance of the financial markets;
    -    competition for economic expansion or development opportunities;
    - our ability to replace a mature workforce, and retain qualified, skilled and experienced personnel; and
    - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for 2006. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

3                     ALLETE Second Quarter 2006 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                            ALLETE
                                                  CONSOLIDATED BALANCE SHEET
                                                     MILLIONS - UNAUDITED
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2006               2005
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $   62.8           $   89.6
     Short-Term Investments                                                            120.4              116.9
     Accounts Receivable (Less Allowance of $1.0 for 2006 and 2005)                     61.0               79.1
     Inventories                                                                        42.1               33.1
     Prepayments and Other                                                              21.6               23.8
     Deferred Income Taxes                                                              33.1               31.0
     Discontinued Operations                                                               -                0.4
-----------------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           341.0              373.9

Property, Plant and Equipment - Net                                                    871.6              860.4

Investments                                                                            127.8              117.7

Other Assets                                                                            45.7               44.6

Discontinued Operations                                                                    -                2.2
-----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,386.1           $1,398.8
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   30.4           $   44.7
     Accrued Taxes                                                                      15.8               19.1
     Accrued Interest                                                                    7.2                7.4
     Long-Term Debt Due Within One Year                                                 61.6                2.7
     Deferred Profit on Sales of Real Estate                                             8.1                8.6
     Other                                                                              18.0               24.2
     Discontinued Operations                                                               -               13.0
-----------------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                      141.1              119.7

Long-Term Debt                                                                         326.9              387.8

Deferred Income Taxes                                                                  135.4              138.4

Other Liabilities                                                                      149.2              144.1

Minority Interest                                                                        5.7                6.0
-----------------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              758.3              796.0
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized,
     30.3 and 30.1 Shares Outstanding                                                  430.8              421.1

Unearned ESOP Shares                                                                   (75.6)             (77.6)

Accumulated Other Comprehensive Loss                                                   (12.5)             (12.8)

Retained Earnings                                                                      285.1              272.1
-----------------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     627.8              602.8
-----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,386.1           $1,398.8
-----------------------------------------------------------------------------------------------------------------------------

                               The accompanying notes are an integral part of these statements.


                      ALLETE Second Quarter 2006 Form 10-Q                     4

                                                            ALLETE
                                               CONSOLIDATED STATEMENT OF INCOME
                                         MILLIONS EXCEPT PER SHARE AMOUNTS - UNAUDITED
                                                                   QUARTER ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                               2006            2005             2006           2005
-----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                             $178.3          $174.4           $370.8         $367.7
-----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                   63.0            68.9            132.4          136.5
     Operating and Maintenance                                  76.8            71.7            151.3          144.4
     Kendall County Charge                                         -            77.9                -           77.9
     Depreciation                                               12.2            11.9             24.4           23.8
-----------------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                              152.0           230.4            308.1          382.6
-----------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS              26.3           (56.0)            62.7          (14.9)
-----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                           (6.4)           (6.7)           (12.8)         (13.5)
     Other                                                       3.4             1.5              5.1           (2.7)
-----------------------------------------------------------------------------------------------------------------------------

         Total Other Expense                                    (3.0)           (5.2)            (7.7)         (16.2)
-----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST AND INCOME TAXES                  23.3           (61.2)            55.0          (31.1)

MINORITY INTEREST                                                0.8             0.2              2.1            1.4
-----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                        22.5           (61.4)            52.9          (32.5)

INCOME TAX EXPENSE (BENEFIT)                                     8.9           (21.6)            20.5          (10.1)
-----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        13.6           (39.8)            32.4          (22.4)

LOSS FROM DISCONTINUED OPERATIONS - NET OF TAX                  (0.4)           (0.5)            (0.4)          (0.5)
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                             $ 13.2          $(40.3)          $ 32.0         $(22.9)
-----------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                      27.7            27.2             27.6           27.2
     Diluted                                                    27.9            27.2             27.8           27.2
-----------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                     $0.50          $(1.46)           $1.18         $(0.82)
     Discontinued Operations                                   (0.02)          (0.02)           (0.02)         (0.02)
-----------------------------------------------------------------------------------------------------------------------------

                                                               $0.48          $(1.48)           $1.16         $(0.84)
-----------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                     $0.49          $(1.46)           $1.17         $(0.82)
     Discontinued Operations                                   (0.02)          (0.02)           (0.02)         (0.02)
-----------------------------------------------------------------------------------------------------------------------------

                                                               $0.47          $(1.48)           $1.15         $(0.84)
-----------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                          $0.3625         $0.3150          $0.7250        $0.6150
-----------------------------------------------------------------------------------------------------------------------------

                               The accompanying notes are an integral part of these statements.

5                     ALLETE Second Quarter 2006 Form 10-Q


                                                            ALLETE
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     MILLIONS - UNAUDITED

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     2006                    2005
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net Income (Loss)                                                              $ 32.0                  $(22.9)
     Loss from Discontinued Operations                                                 0.4                     0.5
     Loss on Impairment of Investments                                                   -                     5.1
     Depreciation                                                                     24.4                    23.8
     Deferred Income Taxes                                                            (4.7)                  (34.1)
     Minority Interest                                                                 2.1                     1.4
     Stock Compensation Expense                                                        0.9                     0.6
     Bad Debt Expense                                                                  0.4                     0.4
     Changes in Operating Assets and Liabilities
       Accounts Receivable                                                            17.7                    15.7
       Inventories                                                                    (9.0)                   (3.6)
       Prepayments and Other                                                           2.2                     1.8
       Accounts Payable                                                              (10.9)                   (9.5)
       Other Current Liabilities                                                     (10.1)                   (0.9)
     Other Assets                                                                     (1.1)                    4.7
     Other Liabilities                                                                 5.1                     3.0
     Net Operating Activities for Discontinued Operations                            (13.0)                   (6.0)
-----------------------------------------------------------------------------------------------------------------------------

         Cash from (for) Operating Activities                                         36.4                   (20.0)
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from Sale of Available-For-Sale Securities                             410.6                   271.1
     Payments for Purchase of Available-For-Sale Securities                         (414.1)                 (183.5)
     Changes to Investments                                                          (11.2)                   (3.4)
     Additions to Property, Plant and Equipment                                      (35.3)                  (22.6)
     Other                                                                             2.5                    (1.8)
     Net Investing Activities from (for) Discontinued Operations                       2.2                    (1.4)
-----------------------------------------------------------------------------------------------------------------------------

         Cash from (for) Investing Activities                                        (45.3)                   58.4
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Issuance of Common Stock                                                          8.8                    12.8
     Issuance of Long-Term Debt                                                       50.0                       -
     Payments of Long-Term Debt                                                      (52.0)                   (1.0)
     Dividends on Common Stock and Distributions to Minority Shareholders            (21.3)                  (16.0)
     Net Decrease in Book Overdrafts                                                  (3.4)                      -
     Net Financing Activities for Discontinued Operations                                -                    (0.1)
-----------------------------------------------------------------------------------------------------------------------------

         Cash for Financing Activities                                               (17.9)                   (4.3)
-----------------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  (26.8)                   34.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                                 89.6                    46.1
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD <F1>                                     $ 62.8                  $ 80.2
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash Paid During the Period for
       Interest - Net of Amounts Capitalized                                         $19.4                   $16.4
       Income Taxes                                                                  $31.1                   $13.6
-----------------------------------------------------------------------------------------------------------------------------

<F1> Included $1.1 million of cash from Discontinued Operations at June 30, 2005 and $1.2 million at December 31, 2004.

                               The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2006 Form 10-Q                     6

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



NOTE 1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Certain reclassifications have been made to prior years' amounts to conform to current year classifications. We revised our Consolidated Statement of Cash Flows for the quarter ended June 30, 2005, to reconcile Net Income to Cash from Operating Activities. Previously, we reconciled Income from Continuing Operations to Cash from Operating Activities. In addition, we have reclassified certain amounts in our balance sheet, statement of income, statement of cash flows and segment information to reflect discontinued operations treatment for our telecommunications business, which we sold in December 2005. These reclassifications had no effect on previously reported consolidated net income, shareholders' equity, comprehensive income or cash flows.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

                                          JUNE 30,             DECEMBER 31,
INVENTORIES                                2006                   2005
--------------------------------------------------------------------------------
MILLIONS
Fuel                                        $20.0                  $11.0
Materials and Supplies                       22.1                   22.1
--------------------------------------------------------------------------------

Total Inventories                           $42.1                  $33.1
--------------------------------------------------------------------------------

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

STOCK INCENTIVE PLAN. Under our Executive Long-Term Incentive Compensation Plan, share-based awards may be issued to employees via a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. There are 3.2 million shares of common stock reserved for issuance under the plan, with 1.6 million of these shares available for issuance as of June 30, 2006. We currently have the following types of share-based awards outstanding:

     NON-QUALIFIED STOCK OPTIONS. The options allow for the purchase of shares of common stock at a price equal to the common stock's market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to ten years following the date of grant. In the case of qualified retirement, death or disability, options vest immediately and the period over which the options can be exercised is shortened. Employees have up to three months to exercise vested options upon voluntary termination or involuntary termination without cause. All options are cancelled upon termination for cause. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options' vesting periods.

7                     ALLETE Second Quarter 2006 Form 10-Q

     The following  assumptions were used in determining the fair value of stock
     options   granted   during  the  first  six  months  of  2006,   under  the
     Black-Scholes option-pricing model:

                                                     2006
--------------------------------------------------------------------------------
     Risk-Free Interest Rate                          4.5%
     Expected Life                                 5 Years
     Expected Volatility                               20%
     Dividend Growth Rate                               5%
--------------------------------------------------------------------------------

     The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historic volatility of our stock and the stock of our peer group companies. We utilize historical option exercise and employee termination data to estimate the option life. Dividend growth rate is based upon historic growth rates in our dividends and the dividends of our peer group companies.

     PERFORMANCE SHARES. Under these awards, the number of shares earned is contingent upon attaining specific performance targets over a three-year performance period. In the case of qualified retirement, death or disability during a performance period, a pro-rata portion of the award will be earned at the conclusion of the performance period based on the performance goals achieved. In the case of termination of employment for any reason other than qualified retirement, death or disability, no award will be earned. If there is a change in control, a pro-rata portion of the award will be paid based on the greater of actual performance up to the date of the change in control or target performance. The fair value of these awards is equal to the grant date fair value which is estimated based upon the assumed share-based payment three years from the date of grant. Compensation cost is recognized over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients.

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

The following share-based compensation expense amounts were recognized in our consolidated statement of income for the periods presented since our adoption of FAS 123R.

                                            QUARTER ENDED     SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
SHARE-BASED COMPENSATION EXPENSE                2006                2006
--------------------------------------------------------------------------------
MILLIONS

Stock Options                                    $0.2               $0.4
Performance Shares                                0.3                0.5
--------------------------------------------------------------------------------

Total Share-Based Compensation Expense           $0.5               $0.9
--------------------------------------------------------------------------------

Income Tax Benefit                               $0.2               $0.4
--------------------------------------------------------------------------------

There were no significant capitalized stock-based compensation costs at June 30, 2006.

As of June 30, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $2.2 million. This amount is expected to be recognized over a weighted-average period of 1.3 years.

                      ALLETE Second Quarter 2006 Form 10-Q                     8

The following table presents the pro forma effect of stock-based compensation, had we applied the provisions of SFAS 123 for the quarter and six months ended June 30, 2005.

                                                                     QUARTER ENDED              SIX MONTHS ENDED
PRO FORMA EFFECT OF SFAS 123                                           JUNE 30,                     JUNE 30,
ACCOUNTING FOR STOCK-BASED COMPENSATION                                  2005                         2005
-----------------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS

Net Loss
   As Reported                                                          $(40.3)                      $(22.9)
   Plus: Employee Stock Compensation Expense
         Included in Net Loss - Net of Tax                                 0.3                          0.6
   Less: Employee Stock Compensation Expense
         Determined Under SFAS 123 - Net of Tax                            0.3                          0.7
-----------------------------------------------------------------------------------------------------------------------------

   Pro Forma Net Loss                                                   $(40.3)                      $(23.0)
-----------------------------------------------------------------------------------------------------------------------------

Basic Loss Per Share
     As Reported                                                        $(1.48)                      $(0.84)
     Pro Forma                                                          $(1.48)                      $(0.85)

Diluted Loss Per Share
     As Reported                                                        $(1.48)                      $(0.84)
     Pro Forma                                                          $(1.48)                      $(0.85)
-----------------------------------------------------------------------------------------------------------------------------

In the previous table, the expense for employee stock options granted determined under SFAS 123 was calculated using the Black-Scholes option pricing model and the following assumptions:

                                                                                                      2005
------------------------------------------------------------------------------------------------------------------------

Risk-Free Interest Rate                                                                                3.7%
Expected Life                                                                                       5 Years
Expected Volatility                                                                                     20%
Dividend Growth Rate                                                                                     5%
------------------------------------------------------------------------------------------------------------------------

The following table presents information regarding our outstanding stock options for the six months ended June 30, 2006.

                                                                                                 WEIGHTED-AVERAGE
                                                       WEIGHTED-AVERAGE         AGGREGATE            REMAINING
                                        NUMBER OF          EXERCISE             INTRINSIC           CONTRACTUAL
                                         SHARES              PRICE                VALUE                TERM
------------------------------------------------------------------------------------------------------------------------
                                                                                MILLIONS

Outstanding at December 31, 2005          357,827           $34.29                 $3.5              7.4 years
Granted                                   115,653           $44.15
Exercised                                 (20,966)          $25.81
Forfeited or Expired                       (6,233)          $38.25
------------------------------------------------------------------------------------------------------------------------

Outstanding at June 30, 2006              446,281           $37.19                 $4.5              7.7 years
------------------------------------------------------------------------------------------------------------------------

Exercisable at June 30, 2006              225,618           $32.16                 $3.4              6.4 years
------------------------------------------------------------------------------------------------------------------------

The weighted-average grant-date fair value of options was $6.49 for the six months ended June 30, 2006. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.4 million during the six months ended June 30, 2006.

9                     ALLETE Second Quarter 2006 Form 10-Q

The following table presents information regarding our nonvested performance shares for the six months ended June 30, 2006.

                                                                                                 WEIGHTED-AVERAGE
                                                                                NUMBER OF           GRANT DATE
                                                                                 SHARES             FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------
Nonvested at December 31, 2005                                                   97,884               $38.63
Granted                                                                          25,752               $44.00
Awarded                                                                         (49,076)              $37.76
Forfeited                                                                        (1,785)              $39.53
-----------------------------------------------------------------------------------------------------------------------------

Nonvested at June 30, 2006                                                       72,775               $41.10
-----------------------------------------------------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS. FSP INTERPRETATION NO. 46(R)-6. In April 2006, the FASB issued Staff Position Interpretation No. 46(R)-6, "Determining the
Variability to Be Considered in Applying FASB Interpretation No. 46(R)," which addresses how an enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The variability that is considered in applying Interpretation No. 46(R) affects the determination of: (a) whether the entity is a variable interest entity (VIE); (b) which interests are variable interests in the entity; and (c) which party, if any, is the primary beneficiary of the VIE. This FSP provides a guide for the qualitative analysis of the design of the entity and clarifying guidance to assist in determining the variability to consider in applying Interpretation No. 46(R), determining which interests are variable interests, and ultimately determining which variable interest holder, if any, is the primary beneficiary.

FSP Interpretation No. 46(R)-6 is applied prospectively to all entities with which the Company first becomes involved and to all entities previously required to be analyzed under Interpretation No. 46(R) when a reconsideration event has occurred, effective as of the first day of the first reporting period after June 15, 2006. We do not expect this FSP to have a material impact on existing contracts. We will evaluate the impact of this new guidance on any new contracts or any changes to existing contracts executed after the effective date to determine applicability of this FSP.

INTERPRETATION NO. 48. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, "Accounting for Income Taxes." The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is "more-likely-than-not" to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term "more-likely-than-not" means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Interpretation No. 48 is effective as of the beginning of the first fiscal year after December 15, 2006, which will be as of January 1, 2007, for calendar-year companies. Only tax positions that meet the "more-likely-than-not" threshold at that date may be recognized. The cumulative effect of initially applying Interpretation No. 48 will be recognized as a change in accounting principle as of the end of the period in which Interpretation No. 48 is adopted. The Company has begun an evaluation of the impact of applying this interpretation as of January 1, 2007, which will be the effective date of the interpretation for the Company. We do not expect Interpretation No. 48 to have a material impact on our financial position, results of operation or cash flows.

                      ALLETE Second Quarter 2006 Form 10-Q                    10

NOTE 2.    BUSINESS SEGMENTS

Financial results by segment for the periods presented were impacted by the integration of our Taconite Harbor facility into the Regulated Utility segment effective January 1, 2006. The redirection of Taconite Harbor from our Nonregulated Energy Operations segment to our Regulated Utility segment was in accordance with the Company's Resource Plan, as approved by the MPUC. Under the terms of our Resource Plan, we have operated the Taconite Harbor facility as a rate-based asset within the Minnesota retail jurisdiction effective January 1, 2006. Prior to January 1, 2006, we operated our Taconite Harbor facility as nonregulated generation (non-rate base generation sold at market-based rates primarily to the wholesale market). Historical financial results of Taconite Harbor for periods prior to the redirection are included in our Nonregulated Energy Operations segment.

                                                                              ENERGY
                                                                    ----------------------------
                                                                                  NONREGULATED
                                                                    REGULATED        ENERGY         REAL
                                                   CONSOLIDATED      UTILITY       OPERATIONS      ESTATE        OTHER
--------------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED JUNE 30, 2006

Operating Revenue                                       $178.3        $146.5           $16.5        $15.2         $ 0.1
Fuel and Purchased Power                                  63.0          63.0               -            -             -
Operating and Maintenance                                 76.8          57.2            14.1          4.9           0.6
Depreciation Expense                                      12.2          11.1             1.0            -           0.1
--------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
  Continuing Operations                                   26.3          15.2             1.4         10.3          (0.6)
Interest Expense                                          (6.4)         (4.9)           (0.5)           -          (1.0)
Other Income                                               3.4           0.5               -            -           2.9
--------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest and Income Taxes             23.3          10.8             0.9         10.3           1.3
Minority Interest                                          0.8             -               -          0.8             -
--------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                                   22.5          10.8             0.9          9.5           1.3
Income Tax Expense                                         8.9           4.0               -          3.9           1.0
--------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                         13.6        $  6.8            $0.9        $ 5.6         $ 0.3
                                                                    ------------------------------------------------------

Loss from Discontinued Operations - Net of Tax            (0.4)
----------------------------------------------------------------

Net Income                                              $ 13.2
----------------------------------------------------------------


FOR THE QUARTER ENDED JUNE 30, 2005

Operating Revenue                                       $174.4        $137.8           $26.5        $10.0         $ 0.1
Fuel and Purchased Power                                  68.9          63.2             5.7            -             -
Operating and Maintenance                                 71.7          47.9            17.6          5.0           1.2
Kendall County Charge                                     77.9             -            77.9            -             -
Depreciation Expense                                      11.9           9.8             2.1            -             -
--------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations       (56.0)         16.9           (76.8)         5.0          (1.1)
Interest Expense                                          (6.7)         (4.4)           (1.6)        (0.2)         (0.5)
Other Income                                               1.5           0.4               -            -           1.1
--------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes            (61.2)         12.9           (78.4)         4.8          (0.5)
Minority Interest                                          0.2             -               -          0.2             -
--------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                                  (61.4)         12.9           (78.4)         4.6          (0.5)
Income Tax Expense (Benefit)                             (21.6)          5.1           (27.9)         1.8          (0.6)
--------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                 (39.8)       $  7.8          $(50.5)       $ 2.8         $ 0.1
                                                                    ------------------------------------------------------

Loss from Discontinued Operations - Net of Tax            (0.5)
----------------------------------------------------------------

Net Loss                                                $(40.3)
----------------------------------------------------------------

11                    ALLETE Second Quarter 2006 Form 10-Q

                                                                               ENERGY
                                                                    ----------------------------
                                                                                  NONREGULATED
                                                                    REGULATED        ENERGY         REAL
                                                   CONSOLIDATED      UTILITY       OPERATIONS      ESTATE        OTHER
--------------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

Operating Revenue                                      $370.8        $308.9           $32.8        $28.9         $ 0.2
Fuel and Purchased Power                                132.4         132.4               -            -             -
Operating and Maintenance                               151.3         113.0            28.2          8.3           1.8
Depreciation Expense                                     24.4          22.2             2.1            -           0.1
--------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations       62.7          41.3             2.5         20.6          (1.7)
Interest Expense                                        (12.8)        (10.0)           (1.0)           -          (1.8)
Other Income                                              5.1           0.5             0.3            -           4.3
--------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest and Income Taxes            55.0          31.8             1.8         20.6           0.8
Minority Interest                                         2.1             -               -          2.1             -
--------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                                  52.9          31.8             1.8         18.5           0.8
Income Tax Expense                                       20.5          12.0               -          7.9           0.6
--------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                        32.4        $ 19.8           $ 1.8        $10.6         $ 0.2
                                                                    ------------------------------------------------------

Loss from Discontinued Operations - Net of Tax           (0.4)
--------------------------------------------------------------------

Net Income                                             $ 32.0
--------------------------------------------------------------------

AT JUNE 30, 2006

Total Assets                                         $1,386.1        $995.0          $104.6        $72.4        $214.1
Property, Plant and Equipment - Net                    $871.6        $813.6           $53.2            -          $4.8
Accumulated Depreciation                               $807.4        $769.4           $36.4            -          $1.6
Capital Expenditures                                    $35.3         $34.5            $0.8            -             -


FOR THE SIX MONTHS ENDED JUNE 30, 2005

Operating Revenue                                      $367.7        $285.4          $ 54.4        $27.7         $ 0.2
Fuel and Purchased Power                                136.5         123.2            13.3            -             -
Operating and Maintenance                               144.4         100.5            32.7          9.5           1.7
Kendall County Charge                                    77.9             -            77.9            -             -
Depreciation Expense                                     23.8          19.6             4.1            -           0.1
--------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from Continuing Operations      (14.9)         42.1           (73.6)        18.2          (1.6)
Interest Expense                                        (13.5)         (8.7)           (2.9)        (0.2)         (1.7)
Other Income (Expense)                                   (2.7)          0.4             0.2            -          (3.3)
--------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest and Income Taxes           (31.1)         33.8           (76.3)        18.0          (6.6)
Minority Interest                                         1.4             -               -          1.4             -
--------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                                 (32.5)         33.8           (76.3)        16.6          (6.6)
Income Tax Expense (Benefit)                            (10.1)         13.1           (27.4)         6.9          (2.7)
--------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                (22.4)       $ 20.7          $(48.9)       $ 9.7         $(3.9)
                                                                    ------------------------------------------------------

Loss from Discontinued Operations - Net of Tax           (0.5)
--------------------------------------------------------------------

Net Loss                                               $(22.9)
--------------------------------------------------------------------

AT JUNE 30, 2005

Total Assets                                         $1,353.4 <F1>   $899.4          $178.6        $75.7        $150.2
Property, Plant and Equipment - Net                    $849.3        $728.8          $115.5            -          $5.0
Accumulated Depreciation                               $778.6        $733.6           $43.5            -          $1.5
Capital Expenditures                                    $24.2 <F1>    $20.7            $1.9            -             -

--------------------------------------------------------------------------------------------------------------------------

<F1>  Discontinued Operations represented $49.5 million of total assets and $1.6 million of capital expenditures in 2005.

                      ALLETE Second Quarter 2006 Form 10-Q                    12

NOTE 3.    INVESTMENTS

SHORT-TERM INVESTMENTS. At June 30, 2006 and December 31, 2005, we held $120.4 million and $116.9 million, respectively, of short-term investments, consisting of auction rate bonds and variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at fair market value which equates to cost because the variable interest rates for these securities typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

LONG-TERM INVESTMENTS. At June 30, 2006, Investments included the real estate assets of ALLETE Properties, our investment in ATC, debt and equity securities consisting primarily of securities held to fund employee benefits, and our emerging technology investments.

                                                                            JUNE 30,                 DECEMBER 31,
INVESTMENTS                                                                   2006                       2005
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Real Estate Assets                                                           $ 72.4                     $ 73.7
Debt and Equity Securities                                                     34.9                       34.8
Investment in ATC                                                              11.5                          -
Emerging Technology Investments                                                 9.0                        9.2
------------------------------------------------------------------------------------------------------------------------

Total Investments                                                            $127.8                     $117.7
------------------------------------------------------------------------------------------------------------------------


                                                                        SIX MONTHS ENDED              YEAR ENDED
                                                                            JUNE 30,                 DECEMBER 31,
REAL ESTATE ASSETS                                                            2006                       2005
------------------------------------------------------------------------------------------------------------------------

MILLIONS

Land Held for Sale Beginning Balance                                          $48.0                      $47.2
    Additions during period: Capitalized Improvements                           6.1                        9.4
    Deductions during period: Cost of Real Estate Sold                         (4.6)                      (8.6)
------------------------------------------------------------------------------------------------------------------------

Land Held for Sale Ending Balance                                              49.5                       48.0
Long-Term Finance Receivables                                                   7.5                        7.4
Other <F1>                                                                     15.4                       18.3
------------------------------------------------------------------------------------------------------------------------

Total Real Estate Assets                                                      $72.4                      $73.7
------------------------------------------------------------------------------------------------------------------------

<F1> Consisted primarily of a shopping center.


Finance receivables have maturities ranging up to ten years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.4 million at June 30, 2006 ($0.6 million at December 31, 2005).


NOTE 4.    SHORT-TERM AND LONG-TERM DEBT

In January 2006, we renewed, increased and extended a committed, syndicated, unsecured revolving credit facility (Line) with LaSalle Bank National Association, as Agent, for $150 million ($100 million at December 31, 2005). The Line matures on January 11, 2011, and requires an annual commitment fee of 0.125%. At our request and subject to certain conditions, the Line may be increased to $200 million and extended for two additional 12-month periods. The Line may be used for general corporate purposes, working capital and to provide liquidity in support of our commercial paper program. We may prepay amounts outstanding under the Line in whole or in part at our discretion without premium or penalty. Additionally, we may irrevocably terminate or reduce the size of the Line prior to maturity without premium or penalty. No funds were drawn under this Line at June 30, 2006.

In March 2006, we issued $50 million in principal amount of First Mortgage Bonds, 5.69% Series due March 1, 2036. Proceeds were used to redeem $50 million in principal amount of First Mortgage Bonds, 7% Series due March 1, 2008.

13                    ALLETE Second Quarter 2006 Form 10-Q

On July 5, 2006, the Collier County Industrial Development Authority issued $27.8 million of Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006 due 2025 (Refunding Bonds) on behalf of ALLETE. Proceeds from the Refunding Bonds and internally generated funds will be used to redeem $29.1 million of outstanding Collier County Industrial Development Refunding Revenue Bonds 6.5% Series 1996 due 2025 which were called on July 5, 2006, for redemption on August 9, 2006. As a result of an early redemption premium, we will recognize a $0.6 million charge to other expense in the third quarter of 2006.


NOTE 5.    COMMON STOCK

SHAREHOLDER RIGHTS PLAN. In 1996, we adopted a rights plan that provides for a dividend distribution of one preferred share purchase right (Right) to be attached to each share of common stock. In July 2006, we amended the rights plan to extend the expiration of the Rights to July 11, 2009. The amendment also provides that the Company may not consolidate, merge, or sell a majority of its assets or earning power if doing so would be counter to the intended benefits of the Rights or would result in the distribution of Rights to the shareholders of the other parties to the transaction. Finally, the amendment provides for the creation of a committee of independent directors to annually review the terms and conditions of the amended rights plan (Rights Plan), as well as to consider whether termination or modification of the Rights Plan would be in the best interests of the shareholders and to make a recommendation based on such review to the Board of Directors.

The Rights, which are currently not exercisable or transferable apart from our common stock, entitle the holder to purchase one-and-a-half one-hundredths
(three two-hundredths) of a share of ALLETE's Junior Serial Preferred Stock A, without par value. The purchase price, as defined in the Rights Plan, remains at $90. These Rights would become exercisable if a person or group acquires beneficial ownership of 15 percent or more of our common stock or announces a tender offer which would increase the person's or group's beneficial ownership interest to 15 percent or more of our common stock, subject to certain exceptions. If the 15 percent threshold is met, each Right entitles the holder (other than the acquiring person or group) to receive, upon payment of the purchase price, the number of shares of common stock (or, in certain circumstances, cash, property or other securities of ours) having a market value equal to twice the exercise price of the Right. If we are acquired in a merger or business combination, or 50 percent or more of our assets or earning power are sold, each exercisable Right entitles the holder to receive, upon payment of the purchase price, the number of shares of common stock of the acquiring or surviving company having a value equal to twice the exercise price of the Right. Certain stock acquisitions will also trigger a provision permitting the Board of Directors to exchange each Right for one share of our common stock.

The Rights are nonvoting and may be redeemed by us at a price of $0.005 per Right at any time they are not exercisable. One million shares of Junior Serial Preferred Stock A have been authorized and are reserved for issuance under the Rights Plan.


NOTE 6.    KENDALL COUNTY CHARGE

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

                      ALLETE Second Quarter 2006 Form 10-Q                    14

NOTE 7.    OTHER INCOME (EXPENSE)

                                                                     QUARTER ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                   2006         2005           2006        2005
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Gain (Loss) on Emerging Technology Investments                        -         $0.1           $(1.2)     $(5.8)
Investment and Other Income                                        $3.4          1.4             6.3        3.1
------------------------------------------------------------------------------------------------------------------------

Total Other Income (Expense)                                       $3.4         $1.5           $ 5.1      $(2.7)
------------------------------------------------------------------------------------------------------------------------



NOTE 8.    INCOME TAX EXPENSE

                                                                     QUARTER ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                   2006         2005          2006         2005
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Current Tax Expense
     Federal                                                      $ 9.6        $ 7.4 <F1>     $20.4         $19.5 <F1>
     State                                                          2.3          1.4 <F1>       4.8           4.5 <F1>
------------------------------------------------------------------------------------------------------------------------

                                                                   11.9          8.8           25.2          24.0
------------------------------------------------------------------------------------------------------------------------

Deferred Tax Benefit
     Federal                                                       (1.9)       (29.5) <F1>     (3.5)        (32.6) <F1>
     State                                                         (0.7)        (0.5)          (0.5)         (0.8)
------------------------------------------------------------------------------------------------------------------------

                                                                   (2.6)       (30.0)          (4.0)        (33.4)
------------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                               (0.4)        (0.4)          (0.7)         (0.7)
------------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit) from Continuing Operations             8.9        (21.6)          20.5         (10.1)
Income Tax Benefit from Discontinued Operations                    (0.3)        (0.1)          (0.3)            -
------------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense (Benefit)                                $ 8.6       $(21.7)         $20.2        $(10.1)
------------------------------------------------------------------------------------------------------------------------

<F1> Included a current federal tax  benefit  of $1.3 million, current state  tax benefit  of $0.4 million and  deferred federal tax benefit of $25.8 million related to the Kendall County charge. (See Note 6.)

For the six months ended June 30, 2006,  the effective rate for income taxes was
37.3 percent (32.5 percent benefit for the six months ended June 30, 2005). The increase in the effective rate over last year was primarily due to the emerging technology impairment and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to the federal benefit as the state net capital loss carryforwards from 2005 are entirely reserved. The effective rate of 37.3 percent for the six months ended June 30, 2006, was less than the statutory rate primarily because of investment tax credits, and deductions for Medicare health subsidies and depletion.

15                    ALLETE Second Quarter 2006 Form 10-Q

NOTE 9.    DISCONTINUED OPERATIONS

ENVENTIS TELECOM. On December 30, 2005, we sold all the stock of our telecommunications subsidiary, Enventis Telecom, to Hickory Tech Corporation of Mankato, Minnesota. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we reported our telecommunications business in discontinued operations for the quarter and six months ended June 30, 2005.

WATER SERVICES. In early 2005, we completed the exit from our Water Services businesses with the sale of our wastewater assets in Georgia, which resulted in an immaterial gain. In 2005, the Florida Public Service Commission approved the transfer of 63 water and wastewater systems from Florida Water to Aqua Utilities Florida, Inc. (Aqua Utilities) and ordered a $1.7 million reduction to plant investment. The Company reserved for the reduction in 2005. On March 15, 2006, the Company paid Aqua Utilities the adjustment refund amount of $1.7 million.

For the quarter and six months ended June 30, 2006, financial results reflected additional legal and administrative expenses to exit the Water Services businesses.

                                                                      QUARTER ENDED            SIX MONTHS ENDED
DISCONTINUED OPERATIONS                                                  JUNE 30,                  JUNE 30,
SUMMARY INCOME STATEMENT                                              2006      2005           2006      2005
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Operating Revenue - Enventis Telecom                                     -      $12.4             -     $26.1
------------------------------------------------------------------------------------------------------------------------


Pre-Tax Income from Operations
     Enventis Telecom                                                    -      $ 0.4             -     $ 1.5

Income Tax Expense
     Enventis Telecom                                                    -        0.1             -       0.6
------------------------------------------------------------------------------------------------------------------------

         Total Income from Operations                                    -        0.3             -       0.9
------------------------------------------------------------------------------------------------------------------------


Loss on Disposal
     Water Services                                                  $(0.7)      (0.8)        $(0.7)     (1.8)
     Enventis Telecom                                                    -       (0.2)            -      (0.2)
------------------------------------------------------------------------------------------------------------------------

                                                                      (0.7)      (1.0)         (0.7)     (2.0)
------------------------------------------------------------------------------------------------------------------------

Income Tax Benefit
     Water Services                                                   (0.3)      (0.1)         (0.3)     (0.5)
     Enventis Telecom                                                    -       (0.1)            -      (0.1)
------------------------------------------------------------------------------------------------------------------------

                                                                      (0.3)      (0.2)         (0.3)     (0.6)
------------------------------------------------------------------------------------------------------------------------

         Net Loss on Disposal                                         (0.4)      (0.8)         (0.4)     (1.4)
------------------------------------------------------------------------------------------------------------------------

Loss from Discontinued Operations                                    $(0.4)     $(0.5)        $(0.4)    $(0.5)
------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS                                                             DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                                                       2005
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Assets of Discontinued Operations
     Other Current Assets                                                               $0.4
     Property, Plant and Equipment                                                      $2.2

Liabilities of Discontinued Operations
     Current Liabilities                                                               $13.0
------------------------------------------------------------------------------------------------------------------------


                      ALLETE Second Quarter 2006 Form 10-Q                    16

NOTE 10.      COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2006, total comprehensive income (loss), net of tax, was comprehensive income of $13.2 million (a $40.4 million comprehensive loss, net of tax, for the quarter ended June 30, 2005). For the six months ended June 30, 2006, total comprehensive income (loss), net of tax, was comprehensive income of $32.3 million (a $22.9 million comprehensive loss, net of tax, for the six months ended June 30, 2005). Total comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available-for-sale, and additional pension liability.

ACCUMULATED OTHER COMPREHENSIVE                                                          JUNE 30,
INCOME (LOSS) - NET OF TAX                                                    2006                       2005
------------------------------------------------------------------------------------------------------------------------
MILLIONS
Unrealized Gain on Securities                                                $  2.4                     $  1.5
Additional Pension Liability                                                  (14.9)                     (12.9)
------------------------------------------------------------------------------------------------------------------------

                                                                             $(12.5)                    $(11.4)
------------------------------------------------------------------------------------------------------------------------


NOTE 11.     EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, "Earnings Per Share," for the quarter and six months ended June 30, 2006, no options to purchase shares of common stock were excluded in the computation of diluted earnings per share because the average market prices were greater than the option exercise prices. In 2005, 0.1 million dilutive securities were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive due to our loss from continuing operations for the quarter ended June 30, 2005 (0.2 million for the six months ended June 30, 2005).

                                                            2006                                2005
                                               -------------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
------------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS

FOR THE QUARTER ENDED JUNE 30,

Income (Loss) from Continuing Operations         $13.6         -        $13.6       $(39.8)       -       $(39.8)
Common Shares                                     27.7       0.2         27.9         27.2        -         27.2
Per Share from Continuing Operations             $0.50         -        $0.49       $(1.46)       -       $(1.46)
------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,

Income (Loss) from Continuing Operations         $32.4         -        $32.4       $(22.4)       -       $(22.4)
Common Shares                                     27.6       0.2         27.8         27.2        -         27.2
Per Share from Continuing Operations             $1.18         -        $1.17       $(0.82)       -       $(0.82)
------------------------------------------------------------------------------------------------------------------------


17                    ALLETE Second Quarter 2006 Form 10-Q

NOTE 12.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                               POSTRETIREMENT
                                                                  PENSION                      HEALTH AND LIFE
------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE                 2006             2005             2006            2005
------------------------------------------------------------------------------------------------------------------------
MILLIONS

FOR THE QUARTER ENDED JUNE 30,
Service Cost                                               $2.3             $2.2            $1.1             $1.0
Interest Cost                                               5.6              5.3             1.8              1.6
Expected Return on Plan Assets                             (7.2)            (7.1)           (1.4)            (1.2)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    1.2              0.8             0.5              0.2
Amortization of Transition Obligation                      (0.1)               -             0.6              0.7
------------------------------------------------------------------------------------------------------------------------

Net Periodic Benefit Expense                               $2.0             $1.4            $2.6             $2.3
------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,

Service Cost                                               $4.6             $4.4            $2.2             $2.0
Interest Cost                                              11.1             10.6             3.7              3.3
Expected Return on Plan Assets                            (14.3)           (14.2)           (2.8)            (2.4)
Amortization of Prior Service Costs                         0.4              0.4               -                -
Amortization of Net Loss                                    2.4              1.6             0.9              0.4
Amortization of Transition Obligation                      (0.1)             0.1             1.2              1.3
------------------------------------------------------------------------------------------------------------------------

Net Periodic Benefit Expense                               $4.1             $2.9            $5.2             $4.6
------------------------------------------------------------------------------------------------------------------------

In 2005, we determined that our postretirement health care plans meet the requirements of the Centers for Medicare and Medicaid Services' (CMS) regulations, and enrolled with the CMS to begin recovering the subsidy. We expect to receive the first subsidy check in early 2007 for 2006 credits.

In July 2006, we made an $8.3 million contribution to the Company's defined benefit plan.

                      ALLETE Second Quarter 2006 Form 10-Q                    18

NOTE 13.     COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power was entitled to approximately 71 percent of the Unit's output under the Agreement. Beginning in 2006, Minnkota Power exercised its option to reduce Minnesota Power's entitlement by approximately 5 percent annually, to 66 percent. We received notices from Minnkota Power that they will further reduce our output entitlement by approximately 5 percent on January 1, 2007 and 2008, to 60 percent and 55 percent, respectively. Minnkota Power has the option to reduce Minnesota Power's entitlement to 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2006, Square Butte had total debt outstanding of $304.6 million. Total annual debt service for Square Butte is expected to be approximately $26 million in each of the years 2006 through 2010. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

On December 21, 2005, the MPUC issued an order which denied recovery through the fuel clause of uplift charges, congestion revenue and expenses, and administrative costs related to Minnesota Power's MISO Day 2 market activities. Minnesota Power requested rehearing of the order in a filing made with the MPUC on January 10, 2006. The other three utilities affected by the order also filed for rehearing, as did the DOC and MISO. In a hearing on February 9, 2006, the MPUC granted rehearing of the MISO Day 2 docket and suspended the refund obligation for charges recovered through the fuel clause denied in the December 21, 2005 order. The MPUC requested that the affected utilities and interested parties provide a joint recommendation regarding the MISO Day 2 costs to determine which costs should be recovered on a current basis through the fuel clause and which costs are more appropriately deferred for

19                    ALLETE Second Quarter 2006 Form 10-Q
potential   recovery   through  base  rates.  The  requested  joint  report  and
recommendations were filed with the MPUC on June 23, 2006. The Company is unable to predict the outcome of this matter.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. The carrying value of our direct investments in privately-held, start-up companies was zero at June 30, 2006, and December 31, 2005. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $2.5 million at June 30, 2006 ($3.1 million at December 31, 2005), and may be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

INVESTMENT IN ATC. In December 2005, we entered into an agreement with Wisconsin Public Service Corporation and WPS Investments, LLC that provides for our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, to invest $60 million in ATC. Our investment is expected to represent an estimated 9 percent ownership interest in ATC. On May 4, 2006, the PSCW reviewed and approved the request that allows us to invest in ATC. As of June 30, 2006, we had invested $11.5 million in ATC and anticipate investing an additional $48.5 million by the end of 2006.

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

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation was to determine any impact to soil or ground water between the former MGP site and Superior Bay. Site work for this phase of the investigation was performed during October 2004, and a report was sent to the WDNR in March 2005. Additional site investigation was performed during September and October 2005. The investigation will continue through the summer of 2006. It is anticipated that the final report for this portion of the investigation will be completed by the end of 2006. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to a regulatory prudency review. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred at the time SWL&P filed their 2005 rate request. In May 2006, SWL&P filed an application with the PSCW for authority to increase retail utility rates by an average of 5.2 percent. This filing includes a request to recover an additional $186,000 of site investigation costs that had been incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

                      ALLETE Second Quarter 2006 Form 10-Q                    20

SQUARE BUTTE GENERATING FACILITY. On April 24, 2006, Minnkota Power announced a settlement agreement with the EPA and the State of North Dakota regarding emissions at the M.R. Young Station, which includes the Square Butte generating unit. In June 2002, Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station. The EPA claimed certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations, potentially resulting in new air permit operating conditions and possible significant capital expenditures to comply. As a result of the settlement agreement, the current Square Butte flue gas desulfurization system
(FGD) will be upgraded in 2010 to increase its removal efficiency from 70 percent to 90 percent, and an over-fire air system will also be installed in 2007 to reduce NOx emissions. Capital expenditures for the emission control additions and modifications on Square Butte are estimated at $35 million. These estimated capital expenditures may be significantly offset by the sale of surplus SO2 allowance credits created by the early upgrade of the FGD system, which is being upgraded two years earlier than required by Federal rules. We expect Square Butte will utilize debt to finance such capital expenditures. Our future cost of purchased power from the Square Butte generating unit would include our pro rata share of this additional debt service. On April 24, 2006, a Complaint and a Consent Decree with respect to this settlement agreement were filed in U.S. District Court for the District of North Dakota (Court). The Consent Decree was open to public comment during which time one comment letter was received from the Dakota Resource Council. We believe the items raised in the letter will not compromise the agreement and Minnkota Power expects the final order will be issued by the Court constituting a final settlement of this issue. On July 25, 2006, the EPA filed a motion with the Court to approve the Consent Decree. When finalized, the Consent Decree settlement would also require Square Butte to pay approximately $0.6 million in administrative costs and penalties in 2006, and $3.3 million toward additional environmental projects including wind power installations or power purchase agreements. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to the output from the Square Butte generating unit.

EPA CLEAN AIR INTERSTATE RULE AND CLEAN AIR MERCURY RULE. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of SO2 and NOx in many states in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers an "eastern" state. The EPA also announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps electric utility mercury emissions in the continental United States. The CAIR and the CAMR regulations have been challenged in the federal court system, which may delay implementation or modify provisions. Minnesota Power is participating in a legal challenge to the CAIR, but is not participating in the challenge of the CAMR. However, if the CAMR and the CAIR do go into effect, Minnesota Power expects to be required to: (1) make emissions reductions; (2) purchase mercury; SO2 and NOx allowances through the EPA's cap-and-trade system; or (3) use a combination of both.

We believe that the CAIR contains flaws in its methodology and application, which will cause Minnesota Power to incur higher compliance costs. Consequently, on July 11, 2005, Minnesota Power filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit (Court of Appeals). On November 22, 2005, the EPA agreed to reconsider certain aspects of the CAIR, including the Minnesota Power petition addressing modeling used to determine Minnesota's inclusion in the CAIR region and our claims about inequities in the SO2 allowance methodology. On March 15, 2006, the EPA announced that it would not make any changes to the CAIR as a result of the petitions for reconsideration. Petitions for Review (including Minnesota Power's) remain pending at the Court of Appeals. If the Petitions for Review filed with the Court of Appeals are successful, we expect to incur lower compliance costs, consistent with the rules applicable to those states considered as "western" states under the CAIR. Resolution of the CAIR Petition for Review with the Court of Appeals is anticipated by mid-2007.

21                    ALLETE Second Quarter 2006 Form 10-Q

COMMUNITY DEVELOPMENT DISTRICT OBLIGATIONS. TOWN CENTER. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, due May 1, 2036. The bonds were issued to fund a portion of the Town Center development project. Approximately $21 million of the bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments will be included in the annual property tax bills of landowners beginning in November 2006. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize an expense for our pro rata portion of assessments, based upon our ownership of benefited property. At June 30, 2006, we owned approximately 85 percent of the assessable land in the Town Center District.

PALM COAST PARK. In May 2006, the Palm Coast District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, due May 1, 2037. The bonds were issued to fund a portion of the Palm Coast Park development project. Bond proceeds of $26.3 million will be used for the construction of environmental, traffic mitigation and infrastructure improvements, including utility extensions, roadways, parks, drainage, recreational facilities, landscaping and a multi-purpose trail system. The remaining funds will be used for capitalized interest, a debt service reserve fund and the costs of issuance. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast District benefiting from the improvements. The assessments will be included in the annual property tax bills of landowners beginning in 2007. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize an expense for our pro rata portion of assessments, based upon our ownership of benefited property. At June 30, 2006, we owned all assessable land in the Palm Coast District.

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

                      ALLETE Second Quarter 2006 Form 10-Q                    22

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" located on page 3 and
"Risk  Factors"  located  in Part I,  Item 1A of our 2005 Form 10-K and Part II,
Item 1A of our Quarterly Reports on Form 10-Q for 2006. The risks and uncertainties described in this Form 10-Q and our 2005 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

EXECUTIVE SUMMARY

ALLETE's operations focus on two core businesses - ENERGY and REAL ESTATE. In addition, we have other operations that provide earnings to the Company.

ENERGY is comprised of Regulated Utility, Nonregulated Energy Operations and will include Investment in ATC.

   - REGULATED UTILITY includes retail and wholesale rate regulated electric, water and gas services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities.

   - NONREGULATED ENERGY OPERATIONS includes our coal mining activities in North Dakota, approximately 50 MW of nonregulated generation and Minnesota land sales.

     In 2005, Nonregulated Energy Operations also included nonregulated generation (non-rate base generation sold at market-based rates primarily to the wholesale market) from our Taconite Harbor facility in northern Minnesota, and generation secured through the Kendall County power purchase agreement. Effective January 1, 2006, Taconite Harbor was integrated into our Regulated Utility business to help meet forecasted base load energy requirements. In April 2005, the Kendall County power purchase agreement was assigned to Constellation Energy Commodities.

   - INVESTMENT IN ATC includes our ownership interest in ATC. In December 2005, we entered into an agreement that provides for us to invest $60 million in ATC. As of June 30, 2006, we had invested $11.5 million in ATC and anticipate investing an additional $48.5 million by the end of 2006.

REAL ESTATE includes our Florida real estate operations.

OTHER includes our investments in emerging technologies, and earnings on cash, cash equivalents and short-term investments.

Financial results by segment for the periods presented and discussed in this Form 10-Q were impacted by the integration of our Taconite Harbor facility into the Regulated Utility segment effective January 1, 2006. The redirection of Taconite Harbor from our Nonregulated Energy Operations segment to our Regulated Utility segment was in accordance with the Company's Resource Plan, as approved by the MPUC. Under the terms of our Resource Plan, we have operated the Taconite Harbor facility as a rate-based asset within the Minnesota retail jurisdiction effective January 1, 2006. Prior to January 1, 2006, we operated our Taconite Harbor facility as nonregulated generation. Historical financial results of Taconite Harbor for periods prior to the redirection are included in our Nonregulated Energy Operations segment.

Financial results for the periods presented and discussed in this Form 10-Q were also impacted by the assignment of our Kendall County power purchase agreement to Constellation Energy Commodities, which was a key strategic accomplishment for the Company. As a result of this assignment, we incurred a charge to our operating expenses totaling $77.9 million ($50.4 million after tax, or $1.84 per diluted share) in the second quarter of 2005 (Kendall County Charge).

23                    ALLETE Second Quarter 2006 Form 10-Q

                                                              QUARTER ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                            2006         2005         2006         2005
-------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
Operating Revenue
     Regulated Utility                                     $146.5       $137.8       $308.9       $285.4
     Nonregulated Energy Operations                          16.5         26.5         32.8         54.4
     Real Estate                                             15.2         10.0         28.9         27.7
     Other                                                    0.1          0.1          0.2          0.2
-------------------------------------------------------------------------------------------------------------

                                                           $178.3       $174.4       $370.8       $367.7
-------------------------------------------------------------------------------------------------------------

Operating Expenses
     Regulated Utility                                     $131.3       $120.9       $267.6       $243.3
     Nonregulated Energy Operations                          15.1        103.3 <F1>    30.3        128.0 <F1>
     Real Estate                                              4.9          5.0          8.3          9.5
     Other                                                    0.7          1.2          1.9          1.8
-------------------------------------------------------------------------------------------------------------

                                                           $152.0       $230.4       $308.1       $382.6
-------------------------------------------------------------------------------------------------------------

Interest Expense
     Regulated Utility                                       $4.9         $4.4        $10.0        $ 8.7
     Nonregulated Energy Operations                           0.5          1.6          1.0          2.9
     Real Estate                                                -          0.2            -          0.2
     Other                                                    1.0          0.5          1.8          1.7
-------------------------------------------------------------------------------------------------------------

                                                             $6.4         $6.7        $12.8        $13.5
--------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Regulated Utility                                       $0.5         $0.4         $0.5        $ 0.4
     Nonregulated Energy Operations                             -            -          0.3          0.2
     Other                                                    2.9          1.1          4.3         (3.3)
-------------------------------------------------------------------------------------------------------------

                                                             $3.4         $1.5         $5.1        $(2.7)
-------------------------------------------------------------------------------------------------------------

Income (Loss)
     Regulated Utility                                      $ 6.8       $  7.8        $19.8       $ 20.7
     Nonregulated Energy Operations                           0.9        (50.5) <F1>    1.8        (48.9) <F1>
     Real Estate                                              5.6          2.8         10.6          9.7
     Other                                                    0.3          0.1          0.2         (3.9)
-------------------------------------------------------------------------------------------------------------

     Income (Loss) from Continuing Operations                13.6        (39.8)        32.4        (22.4)
     Loss from Discontinued Operations                       (0.4)        (0.5)        (0.4)        (0.5)
-------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                           $13.2       $(40.3)       $32.0       $(22.9)
-------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock                       27.9         27.2         27.8         27.2
-------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss)
     Per Share of Common Stock
         Continuing Operations                              $0.49       $(1.46)       $1.17       $(0.82)
         Discontinued Operations                            (0.02)       (0.02)       (0.02)       (0.02)
-------------------------------------------------------------------------------------------------------------

                                                            $0.47       $(1.48)       $1.15       $(0.84)
-------------------------------------------------------------------------------------------------------------

<F1> Included operating expenses totaling $77.9 million ($50.4 million after tax, or $1.84 per diluted share)
     related to the assignment of the Kendall County power purchase agreement. (See Note 6.)

                      ALLETE Second Quarter 2006 Form 10-Q                    24

Net income for the quarter ended June 30, 2006, was $13.2 million, or $0.47 per diluted share (a $40.3 million, or $1.48 per diluted share, net loss for the quarter ended June 30, 2005). Net income was higher in 2006 due to the absence of the $50.4 million, or $1.84 per share, Kendall County Charge incurred in the second quarter of 2005, a $2.8 million increase in income from Real Estate and a $0.8 million increase in earnings on our excess cash.

Net income for the six months ended June 30, 2006, was $32.0 million, or $1.15 per diluted share (a $22.9 million, or $0.84 per diluted share, net loss for the six months ended June 30, 2005). Net income was higher in 2006 due to the absence of: (1) the $50.4 million, or $1.84 per share, Kendall County Charge incurred in the second quarter of 2005; (2) Kendall County operating losses ($1.9 million in 2005); and (3) emerging technology impairments ($3.3 million in 2005). Net income in 2006 also reflected a $0.9 million increase in income from Real Estate and a $1.3 million increase in earnings on our excess cash.

                                                              QUARTER ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
KILOWATTHOURS SOLD                                         2006          2005          2006          2005
-------------------------------------------------------------------------------------------------------------
MILLIONS
     Regulated Utility
         Retail and Municipals
              Residential                                   229.1         229.9         537.1         549.7
              Commercial                                    315.5         300.5         644.2         640.3
              Industrial                                  1,769.9       1,746.9       3,592.2       3,524.0
              Municipals                                    216.1         199.3         435.4         421.3
              Other                                          18.6          18.1          38.6          38.5
-------------------------------------------------------------------------------------------------------------

                                                          2,549.2       2,494.7       5,247.5       5,173.8
         Other Power Suppliers                              515.5         366.9       1,020.6         603.6
-------------------------------------------------------------------------------------------------------------

                                                          3,064.7       2,861.6       6,268.1       5,777.4
     Nonregulated Energy Operations                          55.3         399.9         120.9         753.8
-------------------------------------------------------------------------------------------------------------

                                                          3,120.0       3,261.5       6,389.0       6,531.2
-------------------------------------------------------------------------------------------------------------

25                    ALLETE Second Quarter 2006 Form 10-Q

                                                QUARTER ENDED                           SIX MONTHS ENDED
                                                   JUNE 30,                                 JUNE 30,
                                          2006               2005                   2006               2005
                                   -------------------------------------------------------------------------------
REAL ESTATE
REVENUE AND SALES ACTIVITY             QTY    AMOUNT      QTY    AMOUNT         QTY     AMOUNT     QTY     AMOUNT
------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS
Town Center Sales
    Commercial Sq. Ft.              170,695    $ 4.7   397,000    $10.1       250,695    $ 6.2   397,000   $10.1
    Residential Units                   186      5.6         -        -           186      5.6         -       -

Other Land Sales
    Acres                                10      5.2        54      6.9           466     15.5       537    24.5
    Lots                                  -        -         -        -             -        -         7     0.4
------------------------------------------------------------------------------------------------------------------

Contract Sales Price <F1>                       15.5               17.0                   27.3               35.0

Revenue Recognized from
    Previously Deferred Sales                    2.7                  -                    4.3                  -

Deferred Revenue                                (3.2)              (7.5)                  (4.0)              (8.5)

Adjustments <F2>                                (1.4)              (0.9)                  (1.5)              (0.9)
------------------------------------------------------------------------------------------------------------------

Revenue from Land Sales                         13.6                8.6                   26.1               25.6

Other Revenue                                    1.6                1.4                    2.8                2.1
------------------------------------------------------------------------------------------------------------------

                                               $15.2              $10.0                  $28.9              $27.7
------------------------------------------------------------------------------------------------------------------

<F1> Reflected total contract sales price on closed land transactions.
<F2> Contributed development dollars, which are credited to cost of real estate sold.

NET INCOME

The following income discussion summarizes a comparison of the six months ended June 30, 2006, to the six months ended June 30, 2005, by segment.

REGULATED UTILITY contributed income of $19.8 million in 2006 ($20.7 million in 2005). Lower earnings in 2006 reflected higher operating expenses partially offset by an 8 percent increase in kilowatthour sales. Operating expenses were higher in 2006 due to the inclusion of Taconite Harbor, effective January 1, 2006, and increased planned maintenance, employee compensation and pension expenses. Electric sales increased 490.7 million kilowatthours, or 8 percent, primarily due to the inclusion of Taconite Harbor and its pre-existing wholesale energy sales obligation.

NONREGULATED ENERGY OPERATIONS reported income of $1.8 million in 2006 ($48.9 million loss in 2005). In April 2005, we completed the assignment of our Kendall County power purchase agreement to Constellation Energy Commodities. As a result of this transaction, we incurred a charge to operating expenses totaling $50.4 million after tax in the second quarter of 2005. In 2006, financial results reflected the absence of income from Taconite Harbor ($2.5 million in 2005) which is now reported as part of Regulated Utility and operating losses from Kendall County ($1.9 million in 2005). Net income from our coal operations was up $0.5 million from 2005 primarily due to a 2 percent increase in tons of coal sold.

                      ALLETE Second Quarter 2006 Form 10-Q                    26

REAL ESTATE contributed income of $10.6 million in 2006 ($9.7 million in 2005). Income was higher in 2006 due to the timing and mix of land sale transaction closings, and increased earnings from prior and current year land sales at our Town Center development project which are accounted for under the percentage-of-completion method. The timing of the closing of real estate sales varies from period to period and impacts comparisons between years.

In 2005, we began selling property from our Town Center development project in northeast Florida. Since land is being sold before completion of the project infrastructure, revenue, cost of real estate sold and selling expenses are recorded using the percentage-of-completion method as development obligations are completed. As of June 30, 2006, we had $8.1 million ($11.2 million revenue; $2.7 million cost of real estate sold; $0.4 million selling expense) of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. The majority of deferred profit relates to Town Center and we expect most will be reflected in income by the end of 2006.

At June 30, 2006, total pending land sales under contract were $128.9 million and are anticipated to close at various times through 2012. Pricing on these contracts range from $20 to $50 per commercial square foot, $8,600 to $40,000 per residential unit and $8,700 to $126,000 per acre for all other properties. The majority of the other properties under contract are zoned commercial or mixed use. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. In addition, certain contracts allow us to receive participation revenue when gross revenue from land sales by our purchaser exceeds contractually defined price levels. Deposits have been made for all pending contracts; however, most pending contracts are subject to due diligence that allows the purchaser to terminate the contract for a period of time. One of the currently pending contracts is subject to an unexpired due diligence period. If a purchaser defaults under a contract, our remedy is limited to forfeiture of the deposit as liquidated and agreed upon damages.

REAL ESTATE
PENDING CONTRACTS                                               CONTRACT
AT JUNE 30, 2006                       QUANTITY <F1>           SALES PRICE
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS
Town Center
     Commercial Sq. Ft.                 981,290                  $ 30.5
     Residential Units                    1,214                    22.7

Palm Coast Park
     Commercial Sq. Ft.                  50,000                     2.5
     Residential Units                    2,469                    61.8

Other Land
     Acres                                  607                    11.4
--------------------------------------------------------------------------------

                                                                  $128.9
--------------------------------------------------------------------------------

<F1> Acreage amounts  are  approximate  and shown  on  a gross basis,  including wetlands and minority interest. Acreage amounts may vary due to platting or surveying activity. Wetland amounts vary by property and are often not formally determined prior to sale. Commercial square feet and residential units are estimated and include minority interest. The actual property allocation at full build-out may be different than these estimates.

OTHER reflected net income of $0.2 million in 2006 (a $3.9 million loss in 2005). In 2006, a $1.3 million increase in earnings on excess cash offset equity losses related to emerging technology investments ($0.6 million in 2006; $0.2 million in 2005). In 2005, the Company recorded $3.3 million of impairments related to two privately-held emerging technology investments.

DISCONTINUED OPERATIONS included our Water Services businesses that we sold over the three-year period from 2003 to 2005, and Enventis Telecom, our telecommunications business that we sold in December 2005. In 2006, discontinued operations reflected a $0.4 million loss for additional legal and administrative expenses related to exiting the Water Services businesses. In 2005, $0.8 million of income from Enventis Telecom was offset by $1.3 million of administrative and other expenses incurred to support Florida Water transfer proceedings. (See Note 9.)

27                    ALLETE Second Quarter 2006 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2006 AND 2005

REGULATED UTILITY

     OPERATING REVENUE was up $8.7 million, or 6 percent, from 2005, primarily due to increased kilowatthour sales. Electric sales increased 203.1 million kilowatthours, or 7 percent, due mostly to the addition of Taconite Harbor wholesale power agreements to the Regulated Utility segment effective January 1, 2006. The majority of Taconite Harbor sales are reflected in sales to other power suppliers which were up 148.6 million kilowatthours, or 41 percent, and $6.4 million. Absent the inclusion of pre-existing Taconite Harbor wholesale obligations, sales to other power suppliers were down reflecting less excess energy available for sale due to a planned outage at our Boswell Unit 4 generating facility in 2006. Electric sales to retail and municipal customers increased 54.5 million kilowatthours, or 2 percent, and $0.7 million, due to strong demand from commercial, industrial and municipal customers.

     Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in 2006 (25 percent in 2005). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in both 2006 and 2005.

     OPERATING EXPENSES were up $10.4 million, or 9 percent, from 2005.

     FUEL AND PURCHASED POWER EXPENSE. Fuel and purchased power expense was down $0.2 million from 2005 reflecting the inclusion of Taconite Harbor beginning in 2006 ($5.5 million) offset by reduced fuel expense, primarily at our Boswell Unit 4 generating facility due to a planned maintenance outage in 2006.

     OTHER OPERATING EXPENSES. In total, other operating expenses were up $10.6 million from 2005. In total, plant maintenance expense increased $3.5 million from 2005 reflecting the inclusion of Taconite Harbor maintenance in 2006 ($0.7 million) and increased maintenance expense at other Company generating facilities, primarily due to a planned outage at our Boswell Unit 4 generating facility ($1.9 million). Employee compensation was up $3.1 million primarily due to the inclusion of Taconite Harbor, annual wage increases and the inclusion of union employees in our results sharing compensation awards program. Depreciation expense increased $1.3 million primarily due to the inclusion of Taconite Harbor. MISO expenses were up $0.8 million. Pension expense increased $0.6 million due to a reduction in the discount rate.

     INTEREST EXPENSE was up $0.5 million, or 11 percent, from 2005 due to the inclusion of Taconite Harbor in 2006, partially offset by lower effective interest rates (5.91 percent in 2006; 6.19 percent in 2005).

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $10.0 million, or 38 percent, from 2005 due to the absence of revenue from Taconite Harbor ($13.3 million in 2005). Effective January 1, 2006, Taconite Harbor is reported as part of the Regulated Utility segment. Coal revenue, realized under a cost-plus contract, was up $1.7 million from 2005 reflecting a 6 percent increase in the delivery price per ton due to higher coal production expenses (see operating expenses below), and a 10 percent increase in tons of coal sold in 2006. Tons of coal sold were lower in 2005 due to a plant outage at the Square Butte generating facility.

     OPERATING EXPENSES were down $88.2 million, or 85 percent, from 2005 reflecting the absence of a $77.9 million charge related to the assignment of the Kendall County power purchase agreement to Constellation Energy Commodities on April 1, 2005, and expenses related to Taconite Harbor ($12.3 million in 2005). Expenses related to coal operations were up $1.3 million, mainly due to increased equipment leases and fuel expenses in 2006.

     INTEREST EXPENSE was down $1.1 million, or 69 percent, from 2005 primarily due to the absence of Taconite Harbor in 2006.

                      ALLETE Second Quarter 2006 Form 10-Q                    28

REAL ESTATE

     OPERATING REVENUE was up $5.2 million, or 52 percent, from 2005, due to the timing and mix of land sale transaction closings, and increased revenue from prior and current year land sales at our Town Center development project which are accounted for under the percentage-of-completion method. Revenue from land sales was $13.6 million in 2006 which included $2.7 million of previously deferred revenue. In 2005, revenue from land sales was $8.6 million. In 2006, 10 acres of other land were sold (54 acres in
     2005).  Sales at Town  Center  represented  186  residential  units and the rights to build up to 170,695 square feet of commercial space in 2006 (397,000 commercial square feet in 2005). In 2006, revenue of $3.2 million ($7.5 million in 2005) was deferred and will be recognized on a percentage-of-completion basis as development obligations are completed.

     OPERATING EXPENSES were down $0.1 million, or 2 percent, from 2005 reflecting a $0.5 million decrease in the cost of real estate sold ($2.7 million in 2006; $3.2 million in 2005) due to the mix of land sold, partially offset by a $0.3 million increase in selling expenses due to higher brokerage fees.

OTHER

     OPERATING EXPENSES were down $0.5 million, or 42 percent, from 2005, reflecting lower general and administrative expenses in 2006.

     OTHER INCOME (EXPENSE) reflected $1.8 million more income in 2006 primarily due to a $1.3 million increase in earnings on excess cash.

INCOME TAXES

For the quarter  ended June 30, 2006,  the  effective  rate for income taxes was
38.2 percent (35.3 percent benefit for the quarter ended June 30, 2005). The increase in the effective rate over last year was primarily due to the emerging technology impairment and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to the federal benefit as the state net capital loss carryforwards from 2005 are entirely reserved. The effective rate of 38.2 percent for the quarter ended June 30, 2006, was less than the statutory rate, primarily because of investment tax credits, and deductions for Medicare health subsidies and depletion.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

REGULATED UTILITY

     OPERATING REVENUE was up $23.5 million, or 8 percent, from 2005, primarily due to increased kilowatthour sales. Electric sales increased 490.7 million kilowatthours, or 8 percent, due mostly to the addition of Taconite Harbor wholesale power agreements to the Regulated Utility segment effective January 1, 2006. The majority of Taconite Harbor sales are reflected in sales to other power suppliers which were up 417.0 million kilowatthours or 69 percent, and $17.8 million. Absent the inclusion of pre-existing Taconite Harbor wholesale obligations, sales to other power suppliers were down reflecting less excess energy available for sale due to a planned outage at our Boswell Unit 4 generating facility in 2006. Electric sales to retail and municipal customers increased 73.7 million kilowatthours, or 1 percent, and $4.2 million, mainly due to strong demand from industrial customers.

     Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in 2006 (23 percent in 2005). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in both 2006 and 2005.

29                    ALLETE Second Quarter 2006 Form 10-Q

     OPERATING EXPENSES were up $24.3 million, or 10 percent, from 2005.

     FUEL AND PURCHASED POWER EXPENSE. Fuel and purchased power expense was up $9.2 million from 2005, reflecting the inclusion of Taconite Harbor operations beginning in 2006 ($10.8 million) and higher prices paid for purchased power, partially offset by lower fuel expense at our generating facilities due to planned outages.

     OTHER OPERATING EXPENSES. In total, other operating expenses were up $15.1 million from 2005. Employee compensation was up $5.1 million primarily due to the inclusion of Taconite Harbor, annual wage increases and the inclusion of union employees in our results sharing compensation awards program. In total, plant maintenance expense increased $3.1 million from 2005 reflecting the inclusion of Taconite Harbor maintenance in 2006 ($2.2 million) and increased planned maintenance expense at Boswell Unit 4 ($2.1 million) partially offset by a decrease in maintenance expenses at Boswell Unit 3 ($2.3 million). In 2005, planned maintenance was performed at Boswell Unit 3 while the unit was down due to a cooling tower failure. Depreciation expense increased $2.6 million primarily due to the inclusion of Taconite Harbor. Pension expense increased $1.2 million due to a reduction in the discount rate. Vegetation management expenses were up $1.0 million reflecting more work performed in 2006. MISO expenses were up $0.6 million.

     INTEREST EXPENSE was up $1.3 million, or 15 percent, from 2005, due to the inclusion of Taconite Harbor in 2006 partially offset by lower effective interest rates (5.94 percent in 2006; 6.13 percent in 2005).

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $21.6 million, or 40 percent, from 2005 due to the absence of revenue from Taconite Harbor ($24.7 million in 2005) and Kendall County ($3.1 million in 2005). Effective January 1, 2006, Taconite Harbor is reported as part of Regulated Utility. Kendall County operations ceased to be included with our operations effective April 1, 2005, when the Company assigned the power purchase agreement to Constellation Energy Commodities. Coal revenue, realized under a cost-plus contract, was up $2.2 million from 2005 reflecting a 10 percent increase in the delivery price per ton due to higher coal production expenses (see operating expenses below) and a 2 percent increase in tons of coal sold in 2006. Tons of coal sold were lower in 2005 due to a plant outage at the Square Butte generating facility.

     OPERATING EXPENSES were down $97.7 million, or 76 percent, from 2005 reflecting the absence of a $77.9 million charge related to the assignment of the Kendall County power purchase agreement to Constellation Energy Commodities on April 1, 2005, expenses related to Taconite Harbor ($19.0 million in 2005) and other expenses related to Kendall County ($6.3 million in 2005) that were incurred prior to April 1, 2005. Expenses related to coal operations were up $1.6 million mainly due to increased equipment leases and fuel expenses in 2006.

     INTEREST EXPENSE was down $1.9 million, or 66 percent, from 2005 primarily due to the absence of Taconite Harbor in 2006.

                      ALLETE Second Quarter 2006 Form 10-Q                    30

REAL ESTATE

     OPERATING REVENUE was up $1.2 million, or 4 percent, from 2005, due to the timing and mix of land sale transaction closings, and increased revenue from prior and current year land sales at our Town Center development project which are accounted for under the percentage-of-completion method. Revenue from land sales was $26.1 million in 2006 which included $4.3 million of previously deferred revenue. In 2005, revenue from land sales was $25.6 million. In 2006, 466 acres of other land were sold (537 acres and 7 lots in 2005). Sales at Town Center represented 186 residential units and the rights to build up to 250,695 square feet of commercial space in 2006 (397,000 commercial square feet in 2005). The first land sales for Town Center were recorded in June 2005. In 2006, revenue of $4.0 million ($8.5 million in 2005) was deferred and will be recognized on a percentage-of-completion basis as development obligations are completed.

     OPERATING EXPENSES were down $1.2 million, or 13 percent, from 2005 reflecting a $1.2 million decrease in the cost of real estate sold ($4.6 million in 2006; $5.8 million in 2005), due to the mix of land sold.


OTHER

     OTHER INCOME (EXPENSE) reflected $7.6 million more income in 2006 due to a $2.5 million increase in earnings on excess cash and the absence of emerging technology impairments. In 2005, the Company recorded $5.1 million of impairments related to two privately-held emerging technology investments. Other income (expense) also reflected equity losses related to emerging technology investments of $0.8 million in 2006 ($0.3 million in 2005).

INCOME TAXES

For the six months ended June 30, 2006,  the effective rate for income taxes was
37.3 percent (32.5 percent benefit for the six months ended June 30, 2005). The increase in the effective rate over last year was primarily due to the emerging technology impairment and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to the federal benefit as the state net capital loss carryforwards from 2005 are entirely reserved. The effective rate of 37.3 percent for the six months ended June 30, 2006, was less than the statutory rate primarily because of investment tax credits and deductions for Medicare health subsidies and depletion.


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

As earlier mentioned, our financial results for 2005 were significantly impacted by a $50.4 million after tax, or $1.84 per share, charge due to the assignment of the Kendall County power purchase agreement to Constellation Energy Commodities. (See Note 6.)

Since the Kendall County transaction significantly impacted the financial results from continuing operations in 2005, we believe that, for comparative purposes and a more accurate reflection of our ongoing operations, it is useful to present diluted earnings per share from continuing operations for each applicable period excluding the impact of this transaction. The table below reconciles actual reported diluted earnings per share from continuing operations to the adjusted results that exclude the Kendall County transaction in the respective periods.

31                    ALLETE Second Quarter 2006 Form 10-Q

                                                               QUARTER ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                           2006            2005           2006            2005
-----------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   Continuing Operations - As Reported                     $0.49          $(1.46)         $1.17          $(0.82)
      Add:   Kendall County Charge                             -            1.84              -            1.84
-----------------------------------------------------------------------------------------------------------------

   Continuing Operations - As Adjusted                     $0.49          $ 0.38          $1.17           $1.02
-----------------------------------------------------------------------------------------------------------------


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


OUTLOOK

EARNINGS GUIDANCE. We continue to expect ALLETE's earnings per share from continuing operations to grow by 15 percent to 20 percent in 2006 as outlined in our 2005 Form 10-K. The growth is expected to come from continued strong electric sales, increased real estate sales and our investment in ATC. It also reflects the absence of operating losses from Kendall County and impairments related to our emerging technology investments which impacted the Company's financial results in 2005.

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

RESOURCE PLAN. In 2006, the MPUC approved our Resource Plan, which detailed our retail energy demand projections and our energy sourcing options to meet projected demand. One of the key components of the Resource Plan was the redirection of our Taconite Harbor generating facility from nonregulated energy operations to regulated utility operations effective January 1, 2006. The Taconite Harbor generation will be supplemented with a 50-MW long-term power purchase agreement with Manitoba Hydro which extends from 2009 to 2015. This agreement was executed in June 2006 and will be filed for approval with the MPUC. Expansion of our renewable generating assets to meet Minnesota's Renewable Energy Objective was also approved. The Renewable Energy Objective seeks a 10 percent supply of qualified renewable energy resources for each Minnesota utility by 2015. In April 2006, construction began on a 50-MW wind facility in North Dakota and is expected to be completed by the end of 2006. We will purchase the output from this wind facility under a 25-year power purchase agreement with an affiliate of FPL Energy, LLC. We anticipate that retail demand by customers in our service territory will increase at an average annual rate of
1.5 percent to 2019. We project a load growth of approximately 150 MW by 2010, with another 200 MW of growth anticipated by 2015.

                      ALLETE Second Quarter 2006 Form 10-Q                    32

AREA AND BOSWELL 3 EMISSION REDUCTION PLANS. In May 2006, the MPUC approved our filing for cost recovery of planned expenditures to reduce emissions to meet pending federal requirements at Taconite Harbor and Laskin under the AREA plan. The approval allows Minnesota Power to recover costs for SO2, NOx and mercury emission reductions made at these facilities without a rate proceeding. Minnesota Power plans to complete installation of new equipment at the first of two Laskin units this fall, with the first of three Taconite Harbor unit installations anticipated to be completed by mid-2007. Work on all units is anticipated to be completed by the end of 2008. Cost recovery filings will be made 90 days prior to the anticipated in-service date for the equipment at each unit, with rate recovery beginning the month following the in-service date.

In May 2006, we announced plans to make emission reduction investments at our Boswell Unit 3 generating unit. Plans include reductions of particulate, SO2, NOx and mercury emissions to meet pending federal and state requirements. The estimated cost for these reductions is $200 million, which the Company expects to spend from 2007 through 2010. Recovery of capital costs and incremental operating and maintenance expenses, as well as a return on investment, will commence when the project is in service. In addition, Minnesota legislation allows for a cash return on investment for construction work in progress. We plan to file for MPCA and MPUC approval of these plans and related expenditures later this year. The MPUC filing would request approval for cost recovery and returns on these investments without a rate proceeding.

LARGE POWER CONTRACTS. Electric power is a key component in the production of taconite and paper, and these industries represent more than half of Minnesota Power's regulated utility electric sales. In March and April 2006, the MPUC approved new all-requirements agreements with Stora Enso Oyj's Duluth mills through August 31, 2013, and UPM-Kymmene Corporation's Blandin Paper mill in Grand Rapids through April 30, 2010. Three other long-term agreements were approved by the MPUC in 2005, extending contracts for an additional four to eight years. The extension of our electric supply contracts is an important achievement for our large power customers and Minnesota Power because it provides planning certainty for both our customers and us.

MISO AND FUEL CLAUSE. On February 24, 2006, the MPUC issued an order that granted rehearing of the MISO Day 2 docket and suspended the refund obligation. The Company worked with other Minnesota utilities, the DOC and other stakeholders to prepare a joint recommendation, required by the MPUC in its February 24, 2006 order, of which costs should be recovered on a current basis through the fuel clause and which costs are more appropriately deferred for potential recovery through base rates. The joint report and recommendations were filed with the MPUC on June 23, 2006. The MPUC is requesting public comments on the report and further action on the recommendation is anticipated later in 2006. (See Note 13.)

EXCELSIOR ENERGY INC. (Excelsior) has proposed to construct two 600 MW (net) coal-gasification generation units in northern Minnesota. The project is in the early development stages but may be an option for our long-term forecasted energy and capacity needs. Excelsior says the facility could be operational in 2011, but needs to obtain the necessary permits and financing. In 2003, the Minnesota legislature enacted several provisions that provide Excelsior with special considerations, including requiring utilities within the state to "consider" Excelsior before pursuing new resource additions within Minnesota. In December 2005, Excelsior filed a petition with the MPUC seeking approval of an unexecuted power purchase agreement with Xcel Energy Inc. In January 2006, Minnesota Power filed comments with the MPUC in Excelsior's proposed power purchase agreement proceeding, focusing on the importance to the state of maintaining a range of base load energy options, including multiple fuel types and generating technologies. In April 2006, the MPUC referred Excelsior's petition to an administrative law proceeding to further develop the record in the case for subsequent MPUC deliberations. Minnesota Power continues to be a participant in these proceedings, focusing its comments on energy policy and infrastructure impacts.

INVESTMENT IN ATC. On May 4, 2006, the PSCW reviewed and approved the request that allows us to invest $60 million in ATC. As of June 30, 2006, we had invested $11.5 million and anticipate investing an additional $48.5 million by the end of 2006.

33                    ALLETE Second Quarter 2006 Form 10-Q

RATE CASE. On May 1, 2006, SWL&P filed an application with the PSCW for authority to increase retail utility rates an average of 5.2 percent and is requesting an 11.7 percent return on common equity. Cost of service studies and rate designs for all retail customer classes were filed on June 1, 2006. The PSCW has set tentative dates of August 8, 2006, for the pre-hearing conference and November 21, 2006, for the hearing. The Company anticipates that new rates will become effective in January 2007.

REAL ESTATE. Progress continues on our three major planned development projects in Florida--Town Center, which will be a new downtown for Palm Coast; Palm Coast Park, which is located in northwest Palm Coast; and Ormond Crossings, which is located in Ormond Beach along Interstate 95.

TOWN CENTER. We began selling property from our Town Center development project in northeast Florida in 2005. Developers who have purchased land from us have started construction activities. Since land is being sold before completion of the project infrastructure, revenue and cost of real estate sold are recorded using a percentage-of-completion method. Pending land sales under contract for properties at Town Center totaled $53.2 million at June 30, 2006.

PALM COAST PARK. In May 2006, Palm Coast District issued $31.8 million of tax-exempt, special assessment bonds, the majority of which will be used to fund the construction of environmental, traffic mitigation and infrastructure improvements at Palm Coast Park. At June 30, 2006, pending land sales under contract for properties at Palm Coast Park totaled $64.3 million which included a contract for a $52.5 million sale of land that will be purchased in four phases, with closings to occur in 2007 through 2009. We have the opportunity to receive participation revenue as part of these sales contracts.

ORMOND CROSSINGS. We anticipate that the Development of Regional Impact approval process will be concluded in late 2006, at which time we would receive a Development Order from the City of Ormond Beach. Engineering, design and permitting will continue through 2007. It is not anticipated that any sales will be made at Ormond Crossings until 2008.

As of June 30, 2006, we had $8.1 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. We expect most of this deferred profit will be reflected in income by the end of 2006.

ALLETE Properties occasionally provides seller financing, and outstanding finance receivables were $7.5 million at June 30, 2006, with maturities ranging up to seven years. Outstanding finance receivables accrue interest at market-based rates. These finance receivables are collateralized by the financed properties.

SUMMARY OF DEVELOPMENT PROJECTS INVENTORY                       RESIDENTIAL       COMMERCIAL
FOR THE SIX MONTHS ENDED JUNE 30, 2006          OWNERSHIP        UNITS <F1>       SQ. FT. <F1> <F2>
-------------------------------------------------------------------------------------------------
Town Center at Palm Coast                          80%
     At December 31, 2005                                          2,833           2,927,700
     Property Sold                                                  (186)           (250,695)
     Change in Estimate                                               87               6,375
-------------------------------------------------------------------------------------------------

                                                                   2,734           2,683,380

Palm Coast Park                                   100%             3,600           3,200,000

Ormond Crossings                                  100%               <F3>                <F3>
-------------------------------------------------------------------------------------------------

                                                                   6,334           5,883,380
-------------------------------------------------------------------------------------------------

<F1> Estimated and includes minority interest. The actual property allocation at full build-out may be different than these estimates.
<F2> Includes industrial, office and retail square footage.
<F3> The Development of Regional  Impact  Application  for  Development  Approval  submitted in
     August 2005  proposed  4,400  residential  units and 5 million  square feet of  commercial space, and is subject to approval by regulating governmental entities.

                      ALLETE Second Quarter 2006 Form 10-Q                    34

SUMMARY OF OTHER LAND INVENTORIES
FOR THE SIX MONTHS ENDED
JUNE 30, 2006                         OWNERSHIP     TOTAL      MIXED USE     RESIDENTIAL     COMMERCIAL     AGRICULTURAL
---------------------------------------------------------------------------------------------------------------------------
ACRES <F1>
Palm Coast Holdings                      80%
     At December 31, 2005                           2,566        1,692           346            281             247
     Property Sold                                    (66)         (47)            -            (18)             (1)
     Change in Estimate                               (97)           -             -              -             (97)
---------------------------------------------------------------------------------------------------------------------------

                                                    2,403        1,645           346            263             149
---------------------------------------------------------------------------------------------------------------------------

Lehigh                                   80%
     At December 31, 2005                             613          390           140             74               9
     Property Sold                                   (390)        (390)            -              -               -
---------------------------------------------------------------------------------------------------------------------------

                                                      223            -           140             74               9
---------------------------------------------------------------------------------------------------------------------------

Cape Coral                              100%
     At December 31, 2005                              41            -             1             40               -
     Property Sold                                    (10)           -             -            (10)              -
---------------------------------------------------------------------------------------------------------------------------

                                                       31            -             1             30               -
---------------------------------------------------------------------------------------------------------------------------

Other <F2>                               100%         944            -             -              -             944
---------------------------------------------------------------------------------------------------------------------------

                                                    3,601        1,645           487            367           1,102
---------------------------------------------------------------------------------------------------------------------------

<F1> Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest. Acreage amounts may vary due to  platting  or  surveying  activity.  Wetland  amounts  vary by  property  and are often not  formally determined prior to sale. The actual property allocation at full build-out may be different than these estimates.
<F2> Includes  land  located in Ormond  Beach,  Florida,  and other land  located in Palm Coast,  Florida not  included in development projects.

35                    ALLETE Second Quarter 2006 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

A primary goal of our strategic plan is to improve cash flow from operations. Our strategy includes growing our businesses both internally by expanding facilities, services and operations (see Capital Requirements), and externally through acquisitions.

We believe our financial condition is strong, as evidenced by cash and cash equivalents and short-term investments of $183.2 million, and a debt to total capital ratio of 38 percent at June 30, 2006.

OPERATING ACTIVITIES. Cash flow from operating activities was $36.4 million for the six months ended June 30, 2006 (cash flow for operating activities of $20.0 million for the six months ended June 30, 2005). Cash from operating activities was higher in 2006, primarily due to the $77.9 million Kendall County charge in 2005. Cash used for inventories was $5.4 million higher in 2006 reflecting more coal purchases in anticipation of maintenance on some coal handling equipment in the fall of 2006. Cash used for discontinued operations was higher in 2006 due to the total payment of all 2005 accrued liabilities.

INVESTING ACTIVITIES. Cash flow for investing activities was $45.3 million for the six months ended June 30, 2006 (cash flow from investing activities of $58.4 million for the six months ended June 30, 2005). Cash used for investing activities was higher in 2006 than 2005, primarily due to activities within our short-term investments. In 2006, net purchases of $3.5 million were used for short-term investments, while 2005 included $87.6 million of net proceeds that were received from the sale of short-term investments. Gross proceeds from the sale of available-for-sale securities were $410.6 million in 2006 ($271.1 million in 2005) and purchases were $414.1 million ($183.5 million in 2005). Cash used for investing activities in 2006 reflected $11.5 million invested in ATC and a $12.7 million increase in additions to property, plant and equipment which vary from year to year.

FINANCING ACTIVITIES. Cash flow for financing activities was $17.9 million for the six months ended June 30, 2006 ($4.3 million for the six months ended June 30, 2005). Cash used for financing activities increased in 2006 due to an additional $5.3 million of dividends paid because of more shares outstanding and an increase in the dividend rate. Cash from financing activities was $4.0 million lower in 2006, primarily due to fewer shares issued under our long-term incentive compensation plan. In 2006, we refinanced $50 million of first mortgage bonds at a lower rate. The new bonds mature in 2036.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.7 million original issue shares of our common stock available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $170.0 million, the majority of which expire in January 2011. In January 2006, we renewed, increased and extended a committed, syndicated, unsecured revolving credit facility with LaSalle Bank National Association, as Agent, for $150 million (Line). The Line matures on January 11, 2011. At our request and subject to certain conditions, the Line may be increased to $200 million and extended for two additional 12-month periods. We may prepay amounts outstanding under the Line in whole or in part at our discretion without premium or penalty. Additionally, we may irrevocably terminate or reduce the size of the Line prior to maturity without premium or penalty. The Line may be used for general corporate purposes, working capital and to provide liquidity in support of our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

In May 2006, Palm Coast District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, due May 1, 2037. The bonds were issued to fund a portion of the Palm Coast Park development project in Florida. Bond proceeds of $26.3 million will be used for the construction of environmental, traffic mitigation and infrastructure improvements, including utility extensions, roadways, parks, drainage, recreational facilities, landscaping and a multi-purpose trail system. The remaining funds will be used for capitalized interest, a debt service reserve fund and the costs of issuance. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast District benefiting from the improvements. The assessments will be included in the annual property tax bills of landowners beginning in 2007.

                      ALLETE Second Quarter 2006 Form 10-Q                    36

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

On July 5, 2006, the Collier County Industrial Development Authority issued $27.8 million of Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006 due 2025 (Refunding Bonds) on behalf of ALLETE. Proceeds from the Refunding Bonds and internally generated funds will be used to redeem $29.1 million of outstanding Collier County Industrial Development Refunding Revenue Bonds 6.5% Series 1996 due 2025 which were called on July 5, 2006, for redemption on August 9, 2006. As a result of an early redemption premium, we will recognize a $0.6 million charge to other expense in the third quarter of 2006.

Long-term debt due within one year includes $60 million of first mortgage bonds due February 2007 that cannot be redeemed prior to maturity. We intend to refinance this debt on a long-term basis.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2005 Form 10-K, with additional disclosure discussed in Note 13 of this Form 10-Q.

CAPITAL REQUIREMENTS

For the six months ended June 30, 2006, capital expenditures for continuing operations totaled $35.3 million ($22.6 million in 2005). Expenditures for the six months ended June 30, 2006, included $34.5 million for Regulated Utility and $0.8 million for Nonregulated Energy Operations. Internally-generated funds were the source of funding for these expenditures.

Real estate development expenditures are and will be funded with a revolving development loan and tax-exempt bonds issued by community development districts. The Town Center District issued $26.4 million of tax-exempt bonds in 2005. Approximately $21 million of the bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The Palm Coast District issued $31.8 million of tax-exempt bonds in May 2006. Bond proceeds of $26.3 million will be used for the construction of environmental, traffic mitigation and infrastructure improvements at Palm Coast Park, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. Company expenditures related to our real estate developments in Florida increase the carrying value of our land assets, which are classified as Investments on our consolidated balance sheet.

37                    ALLETE Second Quarter 2006 Form 10-Q

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. Our available-for-sale securities portfolio consists of securities in a grantor trust established to fund certain employee benefits included in Investments, and various auction rate bonds and variable rate demand notes included in Short-Term Investments. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Unrealized losses that are other than temporary are recognized in earnings. Our short-term investments classified as available-for-sale securities are recorded at fair market value which equates to cost because the variable interest rates for these securities typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Our available-for-sale securities portfolio had a fair value of $143.9 million at June 30, 2006 ($139.5 million at December 31, 2005) and a total unrealized after-tax gain of $2.4 million at June 30, 2006 ($2.1 million at December 31, 2005).

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment of available-for-sale securities for the six months ended June 30, 2006.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investment in privately-held companies under the cost method based primarily on our ownership percentages. The total carrying value of our emerging technology portfolio was $9.0 million at June 30, 2006 ($9.2 million at December 31, 2005). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. Our basis in direct investments in privately-held companies included in the emerging technology portfolio was zero at June 30, 2006, and December 31, 2005.


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

                     ALLETE Second Quarter 2006 Form 10-Q                    38

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           (CONTINUED)

POWER MARKETING

Our power marketing activities consist of: (1) purchasing energy in the wholesale market for resale in our regulated service territories when retail energy requirements exceed generation output; and (2) selling excess available generation and purchased power.

From time to time, our utility operations may have excess generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is generally sold in the MISO market at market prices.

Approximately 200 MW of generation from our Taconite Harbor facility in northern Minnesota has been sold through various long-term capacity and energy contracts. Long-term, we have entered into two capacity and energy sales contracts totaling 175 MW (201 MW including a 15 percent reserve), which were effective May 1, 2005, and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months' notice are subject to an annual duration limitation typical of this type of contract. We also have a 50-MW capacity and energy sales contract that extends through April 2008, with formula pricing based on variable production cost of a combustion-turbine, natural gas unit.


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

39                    ALLETE Second Quarter 2006 Form 10-Q

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 13, and are incorporated by reference herein.


ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K and Part II,
Item 1A of our Form 10-Q for the Quarter Ended March 31, 2006.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our Annual Meeting of Shareholders on May 9, 2006.

(b)  Included in (c) below.

(c) The election of directors and the ratification of the appointment of PricewaterhouseCoopers LLP, as the Company's independent registered public accounting firm for 2006 were voted on at the Annual Meeting of Shareholders.

     The results were as follows:

                                                                   VOTES
                                              VOTES FOR           WITHHELD
--------------------------------------------------------------------------------------------------------------------
     DIRECTORS

     Heidi J. Eddins                         26,116,843            432,795
     James J. Hoolihan                       25,425,168          1,124,470
     Peter J. Johnson                        25,791,795            757,843
     Madeleine W. Ludlow                     26,067,724            481,914
     George L. Mayer                         26,091,618            458,020
     Roger D. Peirce                         26,002,438            547,200
     Jack I. Rajala                          25,734,994            814,644
     Donald J. Shippar                       25,765,280            784,358
     Nick Smith                              25,715,577            834,061
     Bruce W. Stender                        25,765,606            784,032
--------------------------------------------------------------------------------------------------------------------

                                                                    VOTES                                  BROKER
                                              VOTES FOR            AGAINST           ABSTENTIONS          NONVOTES
--------------------------------------------------------------------------------------------------------------------
     INDEPENDENT REGISTERED
     PUBLIC ACCOUNTING FIRM

     PricewaterhouseCoopers LLP              25,876,490            542,654             130,494               -
--------------------------------------------------------------------------------------------------------------------

(d)  Not applicable.

                     ALLETE Second Quarter 2006 Form 10-Q                    40

ITEM 5.    OTHER INFORMATION

Reference is made to our 2005 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2005 Form 10-K.

Ref. Page 12 - First, Second and Third Full Paragraphs

In May 2006, the MPUC approved our filing for cost recovery of planned expenditures to reduce emissions to meet pending federal requirements at Taconite Harbor and Laskin under the AREA plan. The approval allows Minnesota Power to recover costs for SO2, NOx and mercury emission reductions made at these facilities without a rate proceeding. Minnesota Power plans to complete installation of new equipment at the first of two Laskin units this fall, with the first of three Taconite Harbor unit installations anticipated to be completed by mid-2007. Work on all units is anticipated to be completed by the end of 2008. Cost recovery filings will be made 90 days prior to the anticipated in-service date for the equipment at each unit, with rate recovery beginning in the month following the in-service date.


Ref. Page 20 - Sixth Full Paragraph

On June 16, 2006, Minnesota Power filed an application with the MPCA for a variance from a clarified ash pond discharge standard for mercury included in its National Pollutant Discharge Elimination System (NPDES) permit for Laskin. The variance requests an extension for Laskin to meet mercury discharge requirements which become effective March 23, 2007, as set forth in Laskin's NPDES permit issued by the MPCA in May 2005. Currently there is no feasible technology available that would enable Laskin to meet the March 23, 2007 deadline to lower the mercury in its wastewater discharge. The Company is actively researching and testing treatment technology options, but is unable to predict the outcome of this matter.


Ref. Page 20 - Seventh Full Paragraph

Minnesota Power, the Fond du Lac Band of Lake Superior Chippewa and the U.S. Department of Interior (DOI) reached a settlement agreement to resolve each party's respective appeals of the St. Louis River Project hydroelectric license. In December 2004, Minnesota Power filed an application for an amendment to the St. Louis River Project license incorporating the settlement agreement. On June 22, 2006, the FERC issued an order modifying and approving Minnesota Power's application to amend the license consistent with the settlement agreement. The FERC declined a request by the DOI to vacate portions of the original license order as part of the license amendment process. The order by the FERC, otherwise adopts the material provisions of the settlement as part of the amended project license. The order became final and non-appealable on July 22, 2006.

41                    ALLETE Second Quarter 2006 Form 10-Q

ITEM 6.    EXHIBITS

EXHIBIT
NUMBER

   10(a) First Amendment to Fourth Amended and Restated Committed Facility Letter dated June 19, 2006, by and among ALLETE and LaSalle Bank National Association, as Agent.

  10(b)1 Financing Agreement between Collier County Industrial Development Authority and ALLETE dated as of July 1, 2006.

  10(b)2 Letter of Credit Agreement, dated as of July 5, 2006, among ALLETE, Participating Banks and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank.

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

      99 ALLETE News Release dated July 28, 2006, announcing 2006 second quarter earnings. (THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.)

                     ALLETE Second Quarter 2006 Form 10-Q                    42

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ALLETE, INC.





July 28, 2006                                   Mark A. Schober
                               -------------------------------------------------
                                                Mark A. Schober
                               Senior Vice President and Chief Financial Officer




July 28, 2006                                   Steven Q. DeVinck
                               -------------------------------------------------
                                                Steven Q. DeVinck
                                                   Controller

43                    ALLETE Second Quarter 2006 Form 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------

   10(a) First Amendment to Fourth Amended and Restated Committed Facility Letter dated June 19, 2006, by and among ALLETE and LaSalle Bank National Association, as Agent.

  10(b)1 Financing Agreement between Collier County Industrial Development Authority and ALLETE dated as of July 1, 2006.

  10(b)2 Letter of Credit Agreement, dated as of July 5, 2006, among ALLETE, Participating Banks and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank.

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

      99 ALLETE News Release dated July 28, 2006, announcing 2006 second quarter earnings. (THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.)

                     ALLETE Second Quarter 2006 Form 10-Q