Form 10-Q
period 2006-09-30
ALLETE INC
filed 2006-10-30
CIK 66756

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended SEPTEMBER 30, 2006

                                     or

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


                           Common Stock, no par value,
                          30,381,209 shares outstanding
                            as of September 30, 2006

                                      INDEX

                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                            3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   September 30, 2006 and December 31, 2005                   4

              Consolidated Statement of Income -
                   Quarter and Nine Months Ended September 30, 2006
                   and 2005                                                   5

              Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2006 and 2005              6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       24

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               39

         Item 4.   Controls and Procedures                                   40

Part II. Other Information

         Item 1.   Legal Proceedings                                         41

         Item 1A.  Risk Factors                                              41

         Item 2.   Unregistered Sales of Equity Securities and
                   Use of Proceeds                                           41

         Item 3.   Defaults Upon Senior Securities                           41

         Item 4.   Submission of Matters to a Vote of Security Holders       41

         Item 5.   Other Information                                         41

         Item 6.   Exhibits                                                  43

Signatures                                                                   44



1                     ALLETE Third Quarter 2006 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM             TERM
--------------------------------------------------------------------------------

2005 Form 10-K                      ALLETE's Annual Report on Form 10-K for
                                         the Year Ended December 31, 2005
ADESA                               ADESA, Inc.
ALLETE                              ALLETE, Inc.
ALLETE Properties                   ALLETE Properties, LLC
AREA                                Arrowhead Regional Emission Abatement Plan
ATC                                 American Transmission Company LLC
BNI Coal                            BNI Coal, Ltd.
Boswell                             Boswell Energy Center
Company                             ALLETE, Inc. and its subsidiaries
Constellation Energy Commodities    Constellation Energy Commodities Group, Inc.
DOC                                 Minnesota Department of Commerce
Enventis Telecom                    Enventis Telecom, Inc.
EITF                                Emerging Issues Task Force Issue No.
EPA                                 Environmental Protection Agency
ESOP                                Employee Stock Ownership Plan
FASB                                Financial Accounting Standards Board
FERC                                Federal Energy Regulatory Commission
Florida Water                       Florida Water Services Corporation
FSP                                 Financial Accounting Standards Board Staff
                                         Position
GAAP                                Accounting Principles Generally Accepted in
                                         the United States of America
Hibbard                             Hibbard Energy Center
Laskin                              Laskin Energy Center
Minnesota Power                     An operating division of ALLETE, Inc.
Minnkota Power                      Minnkota Power Cooperative, Inc.
MISO                                Midwest Independent Transmission System
                                         Operator, Inc.
MPCA                                Minnesota Pollution Control Agency
MPUC                                Minnesota Public Utilities Commission
MW                                  Megawatt(s)
Note ___                            Note ___ to the consolidated financial
                                         statements in this Form 10-Q
NOx                                 Nitrogen Oxide
Palm Coast Park                     Palm Coast Park development project in
                                         northeast Florida
Palm Coast Park District            Palm Coast Park Community Development
                                         District
PSCW                                Public Service Commission of Wisconsin
Rainy River Energy                  Rainy River Energy Corporation
Resource Plan                       Integrated Resource Plan
SEC                                 Securities and Exchange Commission
SFAS                                Statement of Financial Accounting
                                         Standards No.
SO2                                 Sulfur Dioxide
Square Butte                        Square Butte Electric Cooperative
SWL&P                               Superior Water, Light and Power Company
Taconite Harbor                     Taconite Harbor Energy Center
Town Center                         Town Center at Palm Coast development
                                         project in northeast Florida
Town Center District                Town Center at Palm Coast Community
                                         Development District
WDNR                                Wisconsin Department of Natural Resources


                      ALLETE Third Quarter 2006 Form 10-Q                      2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties, which are beyond our control and may cause actual results or outcomes to differ materially from those that may be projected. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically:

  -  our ability to successfully implement our strategic objectives;
  -  our ability to manage expansion and integrate acquisitions;
  - prevailing governmental policies and regulatory actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the PSCW, and various local and county regulators, and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, real estate development, operation and construction of plant facilities, recovery of purchased power and capital investments, present or prospective wholesale and retail competition (including but not limited to transmission costs), and zoning and permitting of land held for resale;
  -  effects of restructuring initiatives in the electric industry;
  -  economic and geographic factors, including political and economic risks;
  -  changes in and compliance with environmental and safety laws and policies;
  -  weather conditions;
  -  natural disasters and pandemic diseases;
  -  war and acts of terrorism;
  -  wholesale power market conditions;
  -  competition for viable real estate for development purposes;
  -  population growth rates and demographic patterns;
  - effects of competition, including competition for retail and wholesale customers;
  -  pricing and transportation of commodities;
  -  changes in tax rates or policies or in rates of inflation;
  -  unanticipated project delays or changes in project costs;
  -  unanticipated changes in operating expenses and capital expenditures;
  -  global and domestic economic conditions;
  -  our ability to access capital markets;
  -  changes in interest rates and the performance of the financial markets;
  - our ability to replace a mature workforce, and retain qualified, skilled and experienced personnel; and
  - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

3                     ALLETE Third Quarter 2006 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                      ALLETE
                                            CONSOLIDATED BALANCE SHEET
                                               MILLIONS - UNAUDITED

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2006               2005
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $   51.4           $   89.6
     Short-Term Investments                                                            121.6              116.9
     Accounts Receivable (Less Allowance of $1.0 for 2006 and 2005)                     61.4               79.1
     Inventories                                                                        43.1               33.1
     Prepayments and Other                                                              23.6               23.8
     Deferred Income Taxes                                                               7.4               31.0
     Discontinued Operations                                                               -                0.4
-------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                           308.5              373.9

Property, Plant and Equipment - Net                                                    877.9              860.4

Investments                                                                            165.1              117.7

Other Assets                                                                            49.4               44.6

Discontinued Operations                                                                    -                2.2
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,400.9           $1,398.8
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   27.8           $   44.7
     Accrued Taxes                                                                      17.9               19.1
     Accrued Interest                                                                    4.8                7.4
     Long-Term Debt Due Within One Year                                                  1.7                2.7
     Deferred Profit on Sales of Real Estate                                             9.5                8.6
     Other                                                                              20.9               24.2
     Discontinued Operations                                                               -               13.0
-------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                       82.6              119.7

Long-Term Debt                                                                         385.2              387.8

Deferred Income Taxes                                                                  134.3              138.4

Other Liabilities                                                                      147.0              144.1

Minority Interest                                                                        6.0                6.0
-------------------------------------------------------------------------------------------------------------------

        Total Liabilities                                                              755.1              796.0
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized,
     30.4 and 30.1 Shares Outstanding                                                  435.0              421.1

Unearned ESOP Shares                                                                   (73.5)             (77.6)

Accumulated Other Comprehensive Loss                                                   (12.2)             (12.8)

Retained Earnings                                                                      296.5              272.1
-------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                     645.8              602.8
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,400.9           $1,398.8
-------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of these statements.

                      ALLETE Third Quarter 2006 Form 10-Q                      4

                                                        ALLETE
                                            CONSOLIDATED STATEMENT OF INCOME
                                     MILLIONS EXCEPT PER SHARE AMOUNTS - UNAUDITED

                                                                   QUARTER ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2006            2005           2006           2005
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                             $199.1          $177.4         $569.9         $545.1
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                   79.5            65.4          211.9          201.9
     Operating and Maintenance                                  68.7            67.4          220.0          211.8
     Kendall County Charge                                         -               -              -           77.9
     Depreciation                                               12.2            11.9           36.6           35.7
-------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                              160.4           144.7          468.5          527.3
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                     38.7            32.7          101.4           17.8
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                           (7.3)           (6.6)         (20.1)         (20.1)
     Other                                                       3.7             0.4            8.8           (2.3)
-------------------------------------------------------------------------------------------------------------------

         Total Other Expense                                    (3.6)           (6.2)         (11.3)         (22.4)
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST AND INCOME TAXES                  35.1            26.5           90.1           (4.6)

MINORITY INTEREST                                                1.1             1.0            3.2            2.4
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                        34.0            25.5           86.9           (7.0)

INCOME TAX EXPENSE (BENEFIT)                                    12.1             9.7           32.6           (0.4)
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        21.9            15.8           54.3           (6.6)

LOSS FROM DISCONTINUED OPERATIONS - NET OF TAX                  (0.1)           (0.6)          (0.5)          (1.1)
-------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                             $ 21.8          $ 15.2         $ 53.8         $ (7.7)
-------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                      27.8            27.4           27.7           27.3
     Diluted                                                    27.9            27.5           27.8           27.3
-------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                     $0.78           $0.58          $1.96         $(0.24)
     Discontinued Operations                                       -           (0.02)         (0.02)         (0.04)
-------------------------------------------------------------------------------------------------------------------

                                                               $0.78           $0.56          $1.94         $(0.28)
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Continuing Operations                                     $0.78           $0.58          $1.95         $(0.24)
     Discontinued Operations                                       -           (0.02)         (0.02)         (0.04)
-------------------------------------------------------------------------------------------------------------------

                                                               $0.78           $0.56          $1.93         $(0.28)
-------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                          $0.3625         $0.3150        $1.0875        $0.9300
-------------------------------------------------------------------------------------------------------------------

                          The accompanying notes are an integral part of these statements.


5                     ALLETE Third Quarter 2006 Form 10-Q

                                                         ALLETE
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  MILLIONS - UNAUDITED

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   2006                   2005
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net Income (Loss)                                                            $ 53.8                 $  (7.7)
     Loss from Discontinued Operations                                               0.5                     1.1
     Income from Equity Investments                                                 (0.2)                      -
     Loss on Impairment of Investments                                                 -                     5.1
     Depreciation                                                                   36.6                    35.7
     Deferred Income Taxes                                                          19.3                   (37.5)
     Minority Interest                                                               3.2                     2.4
     Stock Compensation Expense                                                      1.4                     1.1
     Bad Debt Expense                                                                0.4                     0.8
     Changes in Operating Assets and Liabilities
       Accounts Receivable                                                          17.3                    18.5
       Inventories                                                                 (10.0)                   (3.8)
       Prepayments and Other                                                         0.2                    (0.6)
       Accounts Payable                                                            (13.5)                   (7.3)
       Other Current Liabilities                                                    (6.3)                    4.3
     Other Assets                                                                   (4.8)                    5.9
     Other Liabilities                                                               5.7                     9.1
     Net Operating Activities for Discontinued Operations                          (13.1)                   (6.4)
-------------------------------------------------------------------------------------------------------------------

         Cash from Operating Activities                                             90.5                    20.7
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from Sale of Available-For-Sale Securities                           483.9                   323.5
     Payments for Purchase of Available-For-Sale Securities                       (488.6)                 (241.0)
     Changes to Investments                                                        (35.3)                   (5.0)
     Additions to Property, Plant and Equipment                                    (53.3)                  (37.1)
     Other                                                                         (10.5)                   (2.2)
     Net Investing Activities from (for) Discontinued Operations                     2.2                    (4.2)
-------------------------------------------------------------------------------------------------------------------

         Cash from (for) Investing Activities                                     (101.6)                   34.0
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Issuance of Common Stock                                                       12.5                    17.0
     Issuance of Long-Term Debt                                                     77.8                    35.0
     Payments of Long-Term Debt                                                    (81.4)                  (36.4)
     Dividends on Common Stock and Distributions to Minority Shareholders          (32.6)                  (24.9)
     Net Decrease in Book Overdrafts                                                (3.4)                      -
     Net Financing Activities for Discontinued Operations                              -                    (0.1)
-------------------------------------------------------------------------------------------------------------------

         Cash for Financing Activities                                             (27.1)                   (9.4)
-------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                (38.2)                   45.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD <F1>                               89.6                    46.1
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 51.4                 $  91.4
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash Paid During the Period for
       Interest - Net of Amounts Capitalized                                       $32.9                   $28.5
       Income Taxes                                                                $41.2                   $23.9
-------------------------------------------------------------------------------------------------------------------

<F1> Included $1.2 million of cash from Discontinued Operations at December 31, 2004.

                           The accompanying notes are an integral part of these statements.

                       ALLETE Third Quarter 2006 Form 10-Q                     6

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



NOTE 1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Certain reclassifications have been made to prior years' amounts to conform to current year classifications. We revised our Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, to reconcile Net Income to Cash from Operating Activities. Previously, we reconciled Income from Continuing Operations to Cash from Operating Activities. In addition, we have reclassified certain amounts in our balance sheet, statement of income, statement of cash flows and segment information to reflect discontinued operations treatment for our telecommunications business, which we sold in December 2005. These reclassifications had no effect on previously reported consolidated net income, shareholders' equity, comprehensive income or cash flows.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

                                          SEPTEMBER 30,          DECEMBER 31,
INVENTORIES                                   2006                   2005
--------------------------------------------------------------------------------
MILLIONS
Fuel                                          $19.2                  $11.0
Materials and Supplies                         23.9                   22.1
--------------------------------------------------------------------------------

Total Inventories                             $43.1                  $33.1
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

STOCK INCENTIVE PLAN. Under our Executive Long-Term Incentive Compensation Plan, share-based awards may be issued to employees via a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. There are 3.2 million shares of common stock reserved for issuance under the plan, with 1.5 million of these shares available for issuance as of September 30, 2006. We currently have the following types of share-based awards outstanding:

     NON-QUALIFIED STOCK OPTIONS. The options allow for the purchase of shares of common stock at a price equal to the market value of our common stock at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to ten years following the date of grant. In the case of qualified retirement, death or disability, options vest immediately and the period over which the options can be exercised is shortened. Employees have up to three months to exercise vested options upon voluntary termination or involuntary termination without cause. All options are cancelled upon termination for cause. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option-pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options' vesting periods.

7                       ALLETE Third Quarter 2006 Form 10-Q

     The following  assumptions were used in determining the fair value of stock
     options   granted  during  the  first  nine  months  of  2006,   under  the
     Black-Scholes option-pricing model:

                                                                   2006
    ----------------------------------------------------------------------------
     Risk-Free Interest Rate                                        4.5%
     Expected Life                                               5 Years
     Expected Volatility                                             20%
     Dividend Growth Rate                                             5%
    ----------------------------------------------------------------------------

     The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historic volatility of our stock and the stock of our peer group companies. We utilize historical option exercise and employee termination data to estimate the option life. Dividend growth rate is based upon historic growth rates in our dividends.

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

The following share-based compensation expense amounts were recognized in our consolidated statement of income for the periods presented since our adoption of SFAS 123R.

                                                                     QUARTER ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
SHARE-BASED COMPENSATION EXPENSE                                         2006                         2006
-------------------------------------------------------------------------------------------------------------------
MILLIONS
Stock Options                                                             $0.2                        $0.6
Performance Shares                                                         0.2                         0.8
-------------------------------------------------------------------------------------------------------------------

Total Share-Based Compensation Expense                                    $0.4                        $1.4
-------------------------------------------------------------------------------------------------------------------

Income Tax Benefit                                                        $0.2                        $0.6
-------------------------------------------------------------------------------------------------------------------

There  were  no  significant  capitalized  stock-based   compensation  costs  at
September 30, 2006.

As of September 30, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $1.8 million. This amount is expected to be recognized over a weighted-average period of 1.23 years.

                       ALLETE Third Quarter 2006 Form 10-Q                     8

The following table presents the pro forma effect of stock-based compensation had we applied the provisions of SFAS 123 for the quarter and nine months ended September 30, 2005.

                                                                     QUARTER ENDED              NINE MONTHS ENDED
PRO FORMA EFFECT OF SFAS 123                                         SEPTEMBER 30,               SEPTEMBER 30,
ACCOUNTING FOR STOCK-BASED COMPENSATION                                  2005                         2005
-------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
Net Income (Loss)
   As Reported                                                           $15.2                        $(7.7)
   Plus: Employee Stock Compensation Expense
         Included in Net Loss - Net of Tax                                 0.5                          1.1
   Less: Employee Stock Compensation Expense
         Determined Under SFAS 123 - Net of Tax                            0.5                          1.2
-------------------------------------------------------------------------------------------------------------------

   Pro Forma Net Income (Loss)                                           $15.2                        $(7.8)
-------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share
     As Reported                                                         $0.56                       $(0.28)
     Pro Forma                                                           $0.56                       $(0.29)

Diluted Earnings (Loss) Per Share
     As Reported                                                         $0.56                       $(0.28)
     Pro Forma                                                           $0.56                       $(0.29)
-------------------------------------------------------------------------------------------------------------------

In the previous table, the expense determined under SFAS 123 for employee stock options granted was calculated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                                      2005
-------------------------------------------------------------------------------------------------------------------
Risk-Free Interest Rate                                                                                3.7%
Expected Life                                                                                       5 Years
Expected Volatility                                                                                     20%
Dividend Growth Rate                                                                                     5%
-------------------------------------------------------------------------------------------------------------------

The following table presents information regarding our outstanding stock options for the nine months ended September 30, 2006.

                                                                                                 WEIGHTED-AVERAGE
                                                       WEIGHTED-AVERAGE         AGGREGATE            REMAINING
                                        NUMBER OF          EXERCISE             INTRINSIC           CONTRACTUAL
                                         SHARES              PRICE                VALUE                TERM
------------------------------------------------------------------------------------------------------------------
                                                                                MILLIONS
Outstanding at December 31, 2005          357,827           $34.29                 $3.5              7.4 years
Granted                                   115,653           $44.15
Exercised                                 (26,798)          $26.27
Forfeited or Expired                       (6,233)          $38.25
------------------------------------------------------------------------------------------------------------------

Outstanding at September 30, 2006         440,449           $37.31                 $2.8              7.4 years
------------------------------------------------------------------------------------------------------------------

Exercisable at September 30, 2006         240,738           $33.15                 $2.5              6.4 years
------------------------------------------------------------------------------------------------------------------

The weighted-average grant-date fair value of options was $6.49 for the nine months ended September 30, 2006. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.5 million during the nine months ended September 30, 2006.

9                      ALLETE Third Quarter 2006 Form 10-Q

The following table presents information regarding our nonvested performance shares for the nine months ended September 30, 2006.

                                                                                                 WEIGHTED-AVERAGE
                                                                                NUMBER OF           GRANT DATE
                                                                                 SHARES             FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
Nonvested at December 31, 2005                                                   97,884                $38.63
Granted                                                                          26,358                $43.93
Awarded                                                                         (49,076)               $37.76
Forfeited                                                                        (1,819)               $39.51
-------------------------------------------------------------------------------------------------------------------

Nonvested at September 30, 2006                                                  73,347                $41.10
-------------------------------------------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS. FSP INTERPRETATION NO. 46(R)-6. In April 2006, the FASB issued Staff Position Interpretation No. 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP Interpretation No. 46(R)-6). This FSP addresses how an enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation No. 46(R)). The variability that is considered in applying Interpretation No. 46(R) affects the determination of: (a) whether the entity is a variable interest entity
(VIE); (b) which interests are variable interests in the entity; and (c) which party, if any, is the primary beneficiary of the VIE. This FSP provides a guide for the qualitative analysis of the design of the entity and clarifying guidance to assist in determining the variability to consider in applying Interpretation No. 46(R), determining which interests are variable interests, and ultimately determining which variable interest holder, if any, is the primary beneficiary.

FSP Interpretation No. 46(R)-6 is applied prospectively to all entities with which the Company first becomes involved and to all entities previously required to be analyzed under Interpretation No. 46(R) when a reconsideration event has occurred, effective as of the first day of the first reporting period after June 15, 2006. We have and will continue to evaluate the impact of this new guidance on any new contracts or any changes to existing contracts executed after the effective date to determine the applicability of this FSP. The adoption of this FSP did not have an impact on our financial position, results of operations or cash flows.

INTERPRETATION NO. 48. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, "Accounting for Income Taxes." Pursuant to Interpretation No. 48, the Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is "more-likely-than-not" to be sustained on audit based solely on the technical merits of the position as of the reporting date. Only tax positions that meet the "more-likely-than-not" threshold at that date may be recognized. The term "more-likely-than-not" means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. The cumulative effect of initially applying Interpretation No. 48 will be recognized as a change in accounting principle as of the date of adoption. We have begun to evaluate the impact of applying this interpretation as of January 1, 2007, the effective date of the interpretation for the Company. We do not expect Interpretation No. 48 to have a material impact on our financial position, results of operation or cash flows.

SFAS 157. In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" (SFAS 157), to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

                       ALLETE Third Quarter 2006 Form 10-Q                    10

SFAS 158. In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS 158 on our consolidated financial statements. We do not anticipate that the adoption of SFAS 158 will affect compliance with our debt covenants.

Based on the funded status of our defined benefit pension and postretirement medical plans as of December 31, 2005, we would be required to increase our net liabilities for pension and postretirement medical benefits and reduce shareholders' equity by approximately $80 million, net of taxes, on our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS 158 in our consolidated financial statements at December 31, 2006.


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

Effective the third quarter of 2006, financial results for our equity investment in ATC have been reported as a separate segment. ATC is a Wisconsin-based public utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC provides transmission service under rates regulated by the FERC that are set to further the FERC's policy of establishing the independent operation and ownership of, and investment in, transmission facilities. (See Note 13.)


11                      ALLETE Third Quarter 2006 Form 10-Q

                                                                         ENERGY
                                                         --------------------------------------
                                                                     NONREGULATED
                                                          REGULATED     ENERGY      INVESTMENT      REAL
                                         CONSOLIDATED      UTILITY    OPERATIONS      IN ATC       ESTATE       OTHER
-----------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED
SEPTEMBER 30, 2006

Operating Revenue                           $199.1         $168.1        $15.9            -        $15.1            -
Fuel and Purchased Power                      79.5           79.5            -            -            -            -
Operating and Maintenance                     68.7           49.7         13.6            -          4.9        $ 0.5
Depreciation Expense                          12.2           11.1          1.0            -          0.1            -
-----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                     38.7           27.8          1.3            -         10.1         (0.5)
Interest Expense                              (7.3)          (5.0)        (1.0)           -            -         (1.3)
Other Income                                   3.7            0.1          0.9         $1.0            -          1.7
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing  Operations
    Before Minority Interest
    and Income Taxes                          35.1           22.9          1.2          1.0         10.1         (0.1)
Minority Interest                              1.1              -            -            -          1.1            -
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing  Operations
    Before Income Taxes                       34.0           22.9          1.2          1.0          9.0         (0.1)
Income Tax Expense (Benefit)                  12.1            9.2          0.1          0.4          3.9         (1.5)
-----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations             21.9         $ 13.7        $ 1.1         $0.6         $5.1        $ 1.4
                                                         --------------------------------------------------------------

Loss from
    Discontinued Operations - Net of Tax      (0.1)
-----------------------------------------------------

Net Income                                  $ 21.8
-----------------------------------------------------


FOR THE QUARTER ENDED
SEPTEMBER 30, 2005

Operating Revenue                           $177.4         $137.4        $28.7            -        $11.2        $ 0.1
Fuel and Purchased Power                      65.4           58.9          6.5            -            -            -
Operating and Maintenance                     67.4           47.0         16.6            -          2.8          1.0
Depreciation Expense                          11.9            9.9          1.9            -          0.1            -
-----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                     32.7           21.6          3.7            -          8.3         (0.9)
Interest Expense                              (6.6)          (4.3)        (1.8)           -         (0.1)        (0.4)
Other Income                                   0.4              -          0.1            -            -          0.3
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest
    and Income Taxes                          26.5           17.3          2.0            -          8.2         (1.0)
Minority Interest                              1.0              -            -            -          1.0            -
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                       25.5           17.3          2.0            -          7.2         (1.0)
Income Tax Expense (Benefit)                   9.7            6.7          0.4            -          3.2         (0.6)
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations      15.8         $ 10.6        $ 1.6            -         $4.0        $(0.4)
                                                         --------------------------------------------------------------
Loss from
    Discontinued Operations - Net of Tax      (0.6)
-----------------------------------------------------

Net Income                                  $ 15.2
-----------------------------------------------------

                       ALLETE Third Quarter 2006 Form 10-Q                    12

                                                                         ENERGY
                                                         --------------------------------------
                                                                     NONREGULATED
                                                          REGULATED     ENERGY      INVESTMENT      REAL
                                         CONSOLIDATED      UTILITY    OPERATIONS      IN ATC       ESTATE       OTHER
-----------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006

Operating Revenue                           $569.9         $477.0        $48.7            -        $44.0       $ 0.2
Fuel and Purchased Power                     211.9          211.9            -            -            -           -
Operating and Maintenance                    220.0          162.7         41.8            -         13.2         2.3
Depreciation Expense                          36.6           33.3          3.1            -          0.1         0.1
-----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                    101.4           69.1          3.8            -         30.7        (2.2)
Interest Expense                             (20.1)         (15.0)        (2.0)           -            -        (3.1)
Other Income                                   8.8            0.6          1.2         $1.0            -         6.0
-----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest
    and Income Taxes                          90.1           54.7          3.0          1.0         30.7         0.7
Minority Interest                              3.2              -            -            -          3.2           -
-----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                       86.9           54.7          3.0          1.0         27.5         0.7
Income Tax Expense (Benefit)                  32.6           21.2          0.1          0.4         11.8        (0.9)
-----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations             54.3         $ 33.5        $ 2.9         $0.6        $15.7       $ 1.6
                                                         --------------------------------------------------------------
Loss from
    Discontinued Operations - Net of Tax      (0.5)
-----------------------------------------------------

Net Income                                  $ 53.8
-----------------------------------------------------

AT SEPTEMBER 30, 2006

Total Assets                              $1,400.9       $1,009.9        $78.9        $35.2        $84.9      $192.0
Property, Plant and Equipment - Net         $877.9         $822.6        $50.5            -            -        $4.8
Accumulated Depreciation                    $816.5         $775.9        $39.0            -            -        $1.6
Capital Expenditures                         $53.3          $52.5         $0.8            -            -           -


FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2005

Operating Revenue                           $545.1         $422.8       $ 83.1            -        $38.9       $ 0.3
Fuel and Purchased Power                     201.9          182.1         19.8            -            -           -
Operating and Maintenance                    211.8          147.5         49.3            -         12.3         2.7
Kendall County Charge                         77.9              -         77.9            -            -           -
Depreciation Expense                          35.7           29.5          6.0            -          0.1         0.1
-----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                     17.8           63.7        (69.9)           -         26.5        (2.5)
Interest Expense                             (20.1)         (13.0)        (4.7)           -         (0.3)       (2.1)
Other Income (Expense)                        (2.3)           0.4          0.3            -            -        (3.0)
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Minority Interest
    and Income Taxes                          (4.6)          51.1        (74.3)           -         26.2        (7.6)
Minority Interest                              2.4              -            -            -          2.4           -
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations
    Before Income Taxes                       (7.0)          51.1        (74.3)           -         23.8        (7.6)
Income Tax Expense (Benefit)                  (0.4)          19.8        (27.0)           -         10.1        (3.3)
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations      (6.6)        $ 31.3       $(47.3)           -        $13.7       $(4.3)
                                                         --------------------------------------------------------------
Loss from
    Discontinued Operations - Net of Tax      (1.1)
-----------------------------------------------------

Net Loss                                    $ (7.7)
-----------------------------------------------------

AT SEPTEMBER 30, 2005

Total Assets                              $1,373.6 <F1>    $899.6       $183.4            -        $77.1       $166.4
Property, Plant and Equipment - Net         $852.0         $729.5       $117.6            -            -         $4.9
Accumulated Depreciation                    $789.2         $742.7        $45.0            -            -         $1.5
Capital Expenditures                         $40.4 <F1>     $31.1         $6.0            -            -            -

-----------------------------------------------------------------------------------------------------------------------

<F1>   Discontinued  Operations  represented  $47.1 million of total assets and $3.3 million  of  capital  expenditures in 2005.


13                     ALLETE Third Quarter 2006 Form 10-Q

NOTE 3.    INVESTMENTS

SHORT-TERM INVESTMENTS. At September 30, 2006 and December 31, 2005, we held $121.6 million and $116.9 million, respectively, of short-term investments, consisting of auction rate bonds and variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at fair market value because the variable interest rates for these securities typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

LONG-TERM INVESTMENTS. At September 30, 2006, Investments included the real estate assets of ALLETE Properties, our investment in ATC, debt and equity securities consisting primarily of securities held to fund employee benefits, and our emerging technology investments.

We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, "Accounting for Investments in Limited Liability Companies," which requires the use of the equity method of accounting for investments in all limited liability companies.


                                                                         SEPTEMBER 30,               DECEMBER 31,
INVESTMENTS                                                                   2006                       2005
------------------------------------------------------------------------------------------------------------------
MILLIONS
Real Estate Assets                                                           $ 84.9                     $ 73.7
Debt and Equity Securities                                                     35.9                       34.8
Investment in ATC (See Note 13)                                                35.2                          -
Emerging Technology Investments                                                 9.1                        9.2
------------------------------------------------------------------------------------------------------------------

Total Investments                                                            $165.1                     $117.7
------------------------------------------------------------------------------------------------------------------



                                                                        NINE MONTHS ENDED             YEAR ENDED
                                                                         SEPTEMBER 30,               DECEMBER 31,
REAL ESTATE ASSETS                                                            2006                       2005
------------------------------------------------------------------------------------------------------------------
MILLIONS
Land Held for Sale Beginning Balance                                          $48.0                      $47.2
    Additions during period: Capitalized Improvements                          11.1                        9.4
                             Purchases                                          1.4                          -
    Deductions during period: Cost of Real Estate Sold                         (7.4)                      (8.6)
------------------------------------------------------------------------------------------------------------------

Land Held for Sale Ending Balance                                              53.1                       48.0
Long-Term Finance Receivables                                                  16.5                        7.4
Other <F1>                                                                     15.3                       18.3
------------------------------------------------------------------------------------------------------------------

Total Real Estate Assets                                                      $84.9                      $73.7
------------------------------------------------------------------------------------------------------------------

<F1>  Consisted primarily of a shopping center.

Finance receivables have maturities ranging up to seven years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.4 million at September 30, 2006 ($0.6 million at December 31, 2005).


NOTE 4.    SHORT-TERM AND LONG-TERM DEBT

In January 2006, we renewed, increased and extended a committed, syndicated, unsecured revolving credit facility (Line) with LaSalle Bank National Association, as Agent, for $150 million ($100 million at December 31, 2005). The Line matures on January 11, 2011, and requires an annual commitment fee of 0.125%. At our request and subject to certain conditions, the Line may be increased to $200 million and extended for two additional 12-month periods. The Line may be used for general corporate purposes and working capital, and to provide liquidity in support of our commercial paper program. We may prepay amounts outstanding under the Line in whole or in part at our discretion without premium or penalty. Additionally, we may irrevocably terminate or reduce the size of the Line prior to maturity without premium or penalty. No funds were drawn under this Line at September 30, 2006.



                       ALLETE Third Quarter 2006 Form 10-Q                    14

In March 2006, we issued $50 million in principal amount of First Mortgage Bonds, 5.69% Series due March 1, 2036. Proceeds were used to redeem $50 million in principal amount of First Mortgage Bonds, 7% Series due March 1, 2008.

In July 2006, the Collier County Industrial Development Authority (Authority or Issuer) issued $27.8 million of Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006 due 2025 (Refunding Bonds) on behalf of ALLETE. The interest rate on these bonds was 3.79% at September 30, 2006. Pursuant to a financing agreement between the Authority and ALLETE dated as of July 1, 2006, ALLETE is obligated to make payments to the Issuer sufficient to pay all principal and interest on the Refunding Bonds. ALLETE's obligations under the financing agreement are supported by a direct pay letter of credit. Proceeds from the Refunding Bonds and internally generated funds were used to redeem $29.1 million of outstanding Collier County Industrial Development Refunding Revenue Bonds 6.5% Series 1996 due 2025 on August 9, 2006. As a result of an early redemption premium, we recognized a $0.6 million pre-tax charge to other expense in the third quarter of 2006.

In September 2006, we accepted an offer from certain institutional buyers in the private placement market to purchase $60 million of ALLETE first mortgage bonds. When issued, on or about February 1, 2007, the bonds will carry an interest rate of 5.99% and will have a term of 20 years. We intend to use the proceeds from the bonds to retire $60 million in principal amount of First Mortgage Bonds, 7% Series due February 15, 2007.


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

The Rights, which are currently not exercisable or transferable apart from our common stock, entitle the holder to purchase one-and-a-half one-hundredths
(three two-hundredths) of a share of ALLETE's Junior Serial Preferred Stock A, without par value. The purchase price, as defined in the Rights Plan, remains at $90. These Rights would become exercisable if a person or group acquires beneficial ownership of 15 percent or more of our common stock or announces a tender offer which would increase the person's or group's beneficial ownership interest to 15 percent or more of our common stock, subject to certain exceptions. If the 15 percent threshold is met, each Right entitles the holder (other than the acquiring person or group) to receive, upon payment of the purchase price, the number of shares of common stock (or, in certain circumstances, cash, property or other securities of ours) having a market value equal to twice the exercise price of the Right. If we are acquired in a merger or business combination, or more than 50 percent of our assets or earning power are sold, each exercisable Right entitles the holder to receive, upon payment of the purchase price, the number of shares of common stock of the acquiring or surviving company having a value equal to twice the exercise price of the Right. Certain stock acquisitions will also trigger a provision permitting the Board of Directors to exchange each Right for one share of our common stock.

The Rights are nonvoting and may be redeemed by us at a price of $0.005 per Right at any time they are not exercisable. One million shares of Junior Serial Preferred Stock A have been authorized and are reserved for issuance under the Rights Plan.


15                     ALLETE Third Quarter 2006 Form 10-Q

NOTE 6.    KENDALL COUNTY CHARGE

On April 1, 2005, Rainy River Energy, a wholly-owned subsidiary of ALLETE, completed the assignment of its power purchase agreement with LSP-Kendall Energy, LLC, the owner of an energy generation facility located in Kendall County, Illinois, to Constellation Energy Commodities. Rainy River Energy paid Constellation Energy Commodities $73 million in cash to assume the power purchase agreement that remains in effect through mid-September 2017. The federal tax benefits of the payment were realized through a $24.3 million capital loss carryback refund in the third quarter of 2006. In addition, consent, advisory and closing costs of $4.9 million were incurred to complete the transaction. As a result of this transaction, ALLETE incurred a charge to operating expenses totaling $77.9 million ($50.4 million after tax, or $1.84 per diluted share) in the second quarter of 2005.



NOTE 7.    OTHER INCOME (EXPENSE)

                                                                    QUARTER ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                                  2006         2005           2006           2005
-------------------------------------------------------------------------------------------------------------------
MILLIONS
Gain (Loss) on Emerging Technology Investments                     $0.1       $(0.1)          $(1.1)       $(5.9)
Income from Investment in ATC (See Notes 3 and 13)                  1.0           -             1.0            -
Investment and Other Income                                         2.6         0.5             8.9          3.6
-------------------------------------------------------------------------------------------------------------------

Total Other Income (Expense)                                       $3.7       $ 0.4           $ 8.8        $(2.3)
-------------------------------------------------------------------------------------------------------------------


NOTE 8.    INCOME TAX EXPENSE

                                                                    QUARTER ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                                  2006          2005           2006         2005
----------------------------------------------------------------------------------------------------------------------
MILLIONS
Current Tax Expense (Benefit)
     Federal                                                     $(15.2) <F1>  $10.8          $ 5.2 <F1>   $30.3 <F2>
     State                                                          3.3          2.3            8.1          6.8 <F2>
----------------------------------------------------------------------------------------------------------------------

                                                                  (11.9)        13.1           13.3         37.1
----------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                                       24.3 <F1>    (2.6)          20.8 <F1>   (35.2) <F2>
     State                                                            -         (0.5)          (0.5)        (1.3)
----------------------------------------------------------------------------------------------------------------------

                                                                   24.3         (3.1)          20.3        (36.5)
----------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                               (0.3)        (0.3)          (1.0)        (1.0)
----------------------------------------------------------------------------------------------------------------------

Income Tax Expense (Benefit) from Continuing Operations            12.1          9.7           32.6         (0.4)
Income Tax Benefit from Discontinued Operations                       -         (0.2)          (0.3)        (0.2)
----------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense (Benefit)                               $ 12.1        $ 9.5          $32.3        $(0.6)
----------------------------------------------------------------------------------------------------------------------

<F1>  Included a current federal tax benefit of $24.3 million and a deferred federal  tax  expense  of  $24.3  million related  to the Kendall County refund. (See Note 6.)
<F2>  Included a current federal tax benefit of $1.3 million, current state tax benefit of $0.4 million  and  deferred federal tax benefit of $25.8 million related to the Kendall County charge. (See Note 6.)


For the nine months ended September 30, 2006, the effective rate for income taxes was 36.2 percent (8.7 percent benefit for the nine months ended September 30, 2005). The increase in the effective rate compared to last year was primarily due to the emerging technology impairment and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to the federal benefit as the state net capital loss carryforwards from 2005 were entirely reserved. The effective rate of 36.2 percent for the nine months ended September 30, 2006, was less than the statutory rate primarily because of investment tax credits, deductions for Medicare health subsidies, depletion and finalization of taxes related to the spin-off of ADESA.

                       ALLETE Third Quarter 2006 Form 10-Q                    16

NOTE 9.    DISCONTINUED OPERATIONS

ENVENTIS TELECOM. On December 30, 2005, we sold all the stock of our telecommunications subsidiary, Enventis Telecom, to Hickory Tech Corporation of Mankato, Minnesota. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we reported our telecommunications business in discontinued operations for the quarter and nine months ended September 30, 2005.

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

For the quarter and nine months ended September 30, 2006, financial results reflected additional legal and administrative expenses incurred by the Company to exit the Water Services businesses.

                                                                      QUARTER ENDED            NINE MONTHS ENDED
DISCONTINUED OPERATIONS                                                SEPTEMBER 30,             SEPTEMBER 30,
SUMMARY INCOME STATEMENT                                             2006         2005        2006         2005
-----------------------------------------------------------------------------------------------------------------
MILLIONS
Operating Revenue - Enventis Telecom                                    -         $9.5           -        $35.6
-----------------------------------------------------------------------------------------------------------------


Pre-Tax Income from Operations
     Enventis Telecom                                                   -        $ 0.3           -        $ 1.8

Income Tax Expense
     Enventis Telecom                                                   -          0.2           -          0.8
-----------------------------------------------------------------------------------------------------------------

         Total Income from Operations                                   -          0.1           -          1.0
-----------------------------------------------------------------------------------------------------------------


Loss on Disposal
     Water Services                                                 $(0.1)        (0.9)      $(0.8)        (2.7)
     Enventis Telecom                                                   -         (0.2)          -         (0.4)
-----------------------------------------------------------------------------------------------------------------

                                                                     (0.1)        (1.1)       (0.8)        (3.1)
-----------------------------------------------------------------------------------------------------------------

Income Tax Benefit
     Water Services                                                     -         (0.3)       (0.3)        (0.8)
     Enventis Telecom                                                   -         (0.1)          -         (0.2)
-----------------------------------------------------------------------------------------------------------------

                                                                        -         (0.4)       (0.3)        (1.0)
-----------------------------------------------------------------------------------------------------------------

         Net Loss on Disposal                                        (0.1)        (0.7)       (0.5)        (2.1)
-----------------------------------------------------------------------------------------------------------------

Loss from Discontinued Operations                                   $(0.1)       $(0.6)      $(0.5)       $(1.1)
-----------------------------------------------------------------------------------------------------------------


DISCONTINUED OPERATIONS                                                             DECEMBER 31,
SUMMARY BALANCE SHEET INFORMATION                                                       2005
---------------------------------------------------------------------------------------------------
MILLIONS
Assets of Discontinued Operations
     Other Current Assets                                                                $0.4
     Property, Plant and Equipment                                                       $2.2

Liabilities of Discontinued Operations
     Current Liabilities                                                                $13.0
---------------------------------------------------------------------------------------------------

17                     ALLETE Third Quarter 2006 Form 10-Q

NOTE 10.      COMPREHENSIVE INCOME (LOSS)

For the quarter ended September 30, 2006, total comprehensive income (loss), net of tax, was comprehensive income of $22.1 million ($13.6 million of comprehensive income, net of tax, for the quarter ended September 30, 2005). For the nine months ended September 30, 2006, total comprehensive income (loss), net of tax, was comprehensive income of $54.4 million (a $9.3 million comprehensive loss, net of tax, for the nine months ended September 30, 2005). Total comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available-for-sale, and additional pension liability.


ACCUMULATED OTHER COMPREHENSIVE                                                        SEPTEMBER 30,
INCOME (LOSS) - NET OF TAX                                                    2006                       2005
----------------------------------------------------------------------------------------------------------------
MILLIONS
Unrealized Gain on Securities                                               $  2.7                      $  1.9
Additional Pension Liability                                                 (14.9)                      (12.9)
----------------------------------------------------------------------------------------------------------------

                                                                            $(12.2)                     $(11.0)
----------------------------------------------------------------------------------------------------------------

NOTE 11.     EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, "Earnings Per Share," for the quarter and nine months ended September 30, 2006, no options to purchase shares of common stock were excluded in the computation of diluted earnings per share because the average market prices were greater than the option exercise prices. For the nine months ended September 30, 2005, 0.1 million dilutive securities were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive due to our loss from continuing operations (no options were excluded for the quarter ended September 30, 2005).

                                                            2006                                2005
                                                -------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
-------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
FOR THE QUARTER ENDED SEPTEMBER 30,

Income from Continuing Operations                $21.9         -        $21.9        $15.8         -        $15.8
Common Shares                                     27.8       0.1         27.9         27.4       0.1         27.5
Per Share from Continuing Operations             $0.78         -        $0.78        $0.58         -        $0.58
-------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Income (Loss) from Continuing Operations         $54.3         -        $54.3        $(6.6)        -        $(6.6)
Common Shares                                     27.7       0.1         27.8         27.3         -         27.3
Per Share from Continuing Operations             $1.96         -        $1.95       $(0.24)        -       $(0.24)
-------------------------------------------------------------------------------------------------------------------


                       ALLETE Third Quarter 2006 Form 10-Q                    18

NOTE 12.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                               POSTRETIREMENT
                                                                  PENSION                      HEALTH AND LIFE
                                                        -----------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE                 2006            2005             2006            2005
-------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED SEPTEMBER 30,

Service Cost                                               $2.3             $2.1            $1.1             $1.1
Interest Cost                                               5.5              5.4             1.9              1.6
Expected Return on Plan Assets                             (7.1)            (7.0)           (1.4)            (1.2)
Amortization of Prior Service Costs                         0.1              0.2               -                -
Amortization of Net Loss                                    1.2              0.7             0.4              0.2
Amortization of Transition Obligation                         -                -             0.6              0.6
-------------------------------------------------------------------------------------------------------------------

Net Periodic Benefit Expense                               $2.0             $1.4            $2.6             $2.3
-------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Service Cost                                             $  6.9           $  6.5            $3.3             $3.1
Interest Cost                                              16.6             16.0             5.6              4.9
Expected Return on Plan Assets                            (21.4)           (21.2)           (4.2)            (3.6)
Amortization of Prior Service Costs                         0.5              0.6               -                -
Amortization of Net Loss                                    3.6              2.3             1.3              0.6
Amortization of Transition Obligation                      (0.1)             0.1             1.8              1.9
-------------------------------------------------------------------------------------------------------------------

Net Periodic Benefit Expense                             $  6.1           $  4.3            $7.8             $6.9
-------------------------------------------------------------------------------------------------------------------

In 2005, we determined that our postretirement health care plans met the requirements of the Centers for Medicare and Medicaid Services' (CMS) regulations and enrolled with the CMS to begin recovering the subsidy. We expect to receive the first subsidy check in early 2007 for 2006 credits.

In July 2006, we made an $8.3 million contribution to the Company's defined benefit plan.

On August 9, 2006, ALLETE's Board of Directors approved amendments to the Minnesota Power and Affiliated Companies Retirement Plan A (Retirement Plan A) and the Minnesota Power and Affiliated Companies Retirement Savings and Stock Ownership Plan (RSOP).

Retirement Plan A was amended to suspend further crediting service pursuant to the plan, effective as of September 30, 2006, and to close Retirement Plan A to new participants. Participants will continue to accrue benefits under the plan for future pay increases. In conjunction with this change, the Board of Directors took action to increase benefits employees will receive under the RSOP.

The modification of Retirement Plan A required us to re-measure our pension expense as of August 9, 2006. As a result of the re-measurement, Retirement Plan A pension expense for 2006 will be reduced by $0.2 million.

19                     ALLETE Third Quarter 2006 Form 10-Q

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

Minnesota Power was entitled to approximately 71 percent of the Unit's output under the Agreement prior to 2006. Beginning in 2006, Minnkota Power exercised its option to reduce Minnesota Power's entitlement by approximately 5 percent annually, to 66 percent. We received notices from Minnkota Power that they will further reduce our output entitlement by approximately 5 percent on January 1, 2007 and 2008, to 60 percent and 55 percent, respectively. Minnkota Power has the option to reduce Minnesota Power's entitlement to 50 percent. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At September 30, 2006, Square Butte had total debt outstanding of $304.0 million. Total annual debt service for Square Butte is expected to be approximately $26 million in each of the years 2006 through 2010. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract. Minnesota Power's payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

COAL, RAIL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2006 to December 2009. We also have rail and shipping agreements for the transportation of all of our coal, with various expiration dates ranging from December 2006 to December 2011. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $45.2 million in 2006, $9.5 million in 2007, $9.7 million in 2008, $5.8 million in 2009 and no specific commitments beyond 2009. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

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

                    ALLETE Third Quarter 2006 Form 10-Q                       20
recovery through base rates. The requested joint report and recommendations were filed with the MPUC on June 23, 2006. Comments on the joint report were received from the DOC and the Office of the Minnesota Attorney General on July 24, 2006. Reply comments were filed by the four utilities on August 7, 2006. A technical conference is scheduled for October 31, 2006, with a hearing currently scheduled for November 9, 2006. The Company is unable to predict the outcome of this matter.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. The carrying value of our direct investments in privately-held, start-up companies was zero at September 30, 2006, and December 31, 2005. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $2.5 million at September 30, 2006 ($3.1 million at December 31, 2005), and may be invested at various times through 2007. We do not have plans to make any additional investments beyond this commitment.

INVESTMENT IN ATC. In December 2005, we entered into an agreement with Wisconsin Public Service Corporation and WPS Investments, LLC that provides for our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, to invest $60 million in ATC. Our investment is expected to represent an estimated 9 percent ownership interest in ATC. On May 4, 2006, the PSCW reviewed and approved the request that allows us to invest in ATC. As of September 30, 2006, our equity investment in ATC was $35.2 million including reinvested earnings less dividends, which equated to approximately a 5 percent ownership interest. By the end of 2006, we anticipate having approximately $60 million invested in ATC.

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

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. The WDNR requested SWL&P to initiate an environmental investigation. The WDNR also issued SWL&P a Responsible Party letter in February 2002. In February 2003, SWL&P submitted a Phase II environmental site investigation report to the WDNR. This report identified some MGP-like chemicals that were found in the soil near the former plant site. During March and April 2003, sediment samples were taken from nearby Superior Bay. The report on the results of this sampling was completed and sent to the WDNR during the first quarter of 2004. The next phase of the investigation was to determine any impact to soil or ground water between the former MGP site and Superior Bay. Site work for this phase of the investigation was performed during October 2004, and a report was sent to the WDNR in March 2005. Additional site investigation was performed during September and October 2005. The investigation will continue through the fall of 2006. It is anticipated that the final report for this portion of the investigation will be completed during the first quarter of 2007. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW has approved SWL&P's deferral of these MGP environmental investigation and potential clean-up costs for future recovery in rates, subject to a regulatory prudency review. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred at the time SWL&P filed their 2005 rate request. In May 2006, SWL&P filed an application with the PSCW for authority to increase retail utility rates by an average of 5.2 percent. This filing includes a request to recover an additional $186,000 of site investigation costs that had been incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

21                   ALLETE Third Quarter 2006 Form 10-Q

SQUARE BUTTE GENERATING FACILITY. On April 24, 2006, Minnkota Power announced a settlement agreement with the EPA and the State of North Dakota regarding emissions at the M.R. Young Station, which includes the Square Butte generating unit. In June 2002, Minnkota Power, the operator of Square Butte, received a Notice of Violation from the EPA regarding alleged New Source Review violations at the M.R. Young Station. The EPA claimed certain capital projects completed by Minnkota Power should have been reviewed pursuant to the New Source Review regulations, potentially resulting in new air permit operating conditions and possible significant capital expenditures to comply. As a result of the settlement agreement, the current Square Butte flue gas desulfurization system
(FGD) will be upgraded in 2010 to increase its removal efficiency from 70 percent to 90 percent, and an over-fire air system will also be installed in 2007 to reduce NOx emissions. Capital expenditures for the emission control additions and modifications on Square Butte are estimated at $35 million. These estimated capital expenditures may be significantly offset by the sale of surplus SO2 allowance credits created by the early upgrade of the FGD system, which is being upgraded two years earlier than required by Federal rules. These additional surplus allowances could also be banked for future use. We expect Square Butte will utilize debt to finance such capital expenditures. Our future cost of purchased power from the Square Butte generating unit would include our pro rata share of this additional debt service. On April 24, 2006, a Complaint and a Consent Decree with respect to this settlement agreement were filed in U.S. District Court for the District of North Dakota, and the settlement was finalized on July 28, 2006. As finalized, the Consent Decree settlement requires Square Butte to pay approximately $0.6 million in administrative costs and penalties in 2006, $0.4 million of which was paid by Minnesota Power in conjunction with monthly purchased power billings. The Consent Decree settlement also requires Square Butte to pay $3.3 million toward additional environmental projects including wind power installations or power purchase agreements. Minnesota Power is obligated to pay its pro rata share of Square Butte's costs based on Minnesota Power's entitlement to the output from the Square Butte generating unit.

EPA CLEAN AIR INTERSTATE RULE AND CLEAN AIR MERCURY RULE. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of SO2 and NOx in many states in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers an "eastern" state. The EPA also announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps electric utility mercury emissions in the continental United States. The CAIR and the CAMR regulations have been challenged in the federal court system, which may delay implementation or modify provisions. Minnesota Power is participating in a legal challenge to the CAIR, but is not participating in the challenge of the CAMR. However, if the CAMR and the CAIR do go into effect, Minnesota Power expects to be required to: (1) make emissions reductions; (2) purchase mercury, SO2 and NOx allowances through the EPA's cap-and-trade system; or (3) use a combination of both.

We believe that the CAIR contains flaws in its methodology and application, which will cause Minnesota Power to incur higher compliance costs. Consequently, on July 11, 2005, Minnesota Power filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit (Court of Appeals). On November 22, 2005, the EPA agreed to reconsider certain aspects of the CAIR, including the Minnesota Power petition addressing modeling used to determine Minnesota's inclusion in the CAIR region and our claims about inequities in the SO2 allowance methodology. On March 15, 2006, the EPA announced that it would not make any changes to the CAIR as a result of the petitions for reconsideration. Petitions for Review (including Minnesota Power's) remain pending at the Court of Appeals. If the Petitions for Review filed with the Court of Appeals are successful, we expect to incur lower compliance costs, consistent with the rules applicable to those states considered as "western" states under the CAIR. Resolution of the CAIR Petition for Review with the Court of Appeals is anticipated by early 2008.

                    ALLETE Third Quarter 2006 Form 10-Q                       22

COMMUNITY DEVELOPMENT DISTRICT OBLIGATIONS. TOWN CENTER. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, due May 1, 2036. The bonds were issued to fund a portion of the Town Center development project. Approximately $21 million of the bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments will be included in the annual property tax bills of landowners beginning in November 2006. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2006, we owned approximately 78 percent of the assessable land in the Town Center District.

PALM COAST PARK. In May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, due May 1, 2037. The bonds were issued to fund a portion of the Palm Coast Park development project. Bond proceeds of $26.3 million will be used for environmental and traffic mitigation, and the construction of infrastructure improvements, including utility extensions, roadways, parks, drainage, recreational facilities, landscaping and a multi-purpose trail system. The remaining funds will be used for capitalized interest, a debt service reserve fund and the costs of issuance. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments will be included in the annual property tax bills of landowners beginning in November 2007. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2006, we owned 97 percent of the assessable land in the Palm Coast Park District.

OTHER. We are involved in litigation arising in the normal course of business. Also in the normal course of business, we are involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to materially change our present liquidity position, or have a material adverse effect on our financial condition.

23                    ALLETE Third Quarter 2006 Form 10-Q

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" located on page 3 and
"Risk  Factors"  located  in Part I,  Item 1A of our 2005 Form 10-K and Part II,
Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The risks and uncertainties described in this Form 10-Q and our 2005 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

EXECUTIVE SUMMARY

ALLETE's operations focus on two core businesses--ENERGY and REAL ESTATE. In addition, we have other operations that provide earnings to the Company.

ENERGY is comprised of Regulated Utility, Nonregulated Energy Operations and our Investment in ATC.

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

   -   INVESTMENT IN ATC includes our equity ownership interest in ATC.

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

                    ALLETE Third Quarter 2006 Form 10-Q                       24


                                                                    QUARTER ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                 2006          2005          2006         2005
---------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS

Operating Revenue
     Regulated Utility                                           $168.1       $137.4        $477.0       $422.8
     Nonregulated Energy Operations                                15.9         28.7          48.7         83.1
     Real Estate                                                   15.1         11.2          44.0         38.9
     Other                                                            -          0.1           0.2          0.3
---------------------------------------------------------------------------------------------------------------------

                                                                 $199.1       $177.4        $569.9       $545.1
--------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Regulated Utility                                           $140.3       $115.8        $407.9       $359.1
     Nonregulated Energy Operations                                14.6         25.0          44.9        153.0 <F1>
     Real Estate                                                    5.0          2.9          13.3         12.4
     Other                                                          0.5          1.0           2.4          2.8
---------------------------------------------------------------------------------------------------------------------

                                                                 $160.4       $144.7        $468.5       $527.3
---------------------------------------------------------------------------------------------------------------------

Interest Expense
     Regulated Utility                                             $5.0         $4.3         $15.0        $13.0
     Nonregulated Energy Operations                                 1.0          1.8           2.0          4.7
     Real Estate                                                      -          0.1             -          0.3
     Other                                                          1.3          0.4           3.1          2.1
---------------------------------------------------------------------------------------------------------------------

                                                                   $7.3         $6.6         $20.1        $20.1
---------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Regulated Utility                                             $0.1            -          $0.6        $ 0.4
     Nonregulated Energy Operations                                 0.9         $0.1           1.2          0.3
     Investment in ATC                                              1.0            -           1.0            -
     Other                                                          1.7          0.3           6.0         (3.0)
---------------------------------------------------------------------------------------------------------------------

                                                                   $3.7         $0.4          $8.8        $(2.3)
---------------------------------------------------------------------------------------------------------------------

Income (Loss)
Regulated Utility                                                 $13.7       $ 10.6         $33.5       $ 31.3
Nonregulated Energy Operations                                      1.1          1.6           2.9        (47.3) <F1>
Investment in ATC                                                   0.6            -           0.6            -
Real Estate                                                         5.1          4.0          15.7         13.7
Other                                                               1.4         (0.4)          1.6         (4.3)
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                           21.9         15.8          54.3         (6.6)
Loss from Discontinued Operations                                  (0.1)        (0.6)         (0.5)        (1.1)
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                 $21.8       $ 15.2         $53.8       $ (7.7)
---------------------------------------------------------------------------------------------------------------------

Diluted Average Shares of Common Stock                             27.9         27.5          27.8         27.3
---------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss)
     Per Share of Common Stock
         Continuing Operations                                    $0.78        $0.58         $1.95       $(0.24) <F1>
         Discontinued Operations                                      -        (0.02)        (0.02)       (0.04)
---------------------------------------------------------------------------------------------------------------------

                                                                  $0.78        $0.56         $1.93       $(0.28)
---------------------------------------------------------------------------------------------------------------------

<F1>  Included  operating  expenses  totaling  $77.9  million  ($50.4 million after tax, or $1.84 per diluted  share)
      related to the assignment of the Kendall County power purchase agreement. (See Note 6.)

25                  ALLETE Third Quarter 2006 Form 10-Q

Net income for the quarter ended September 30, 2006, was $21.8 million, or $0.78 per diluted share ($15.2 million, or $0.56 per diluted share, for the quarter ended September 30, 2005). Net income was higher in 2006 due to a $3.1 million increase in income from Regulated Utility, a $1.1 million increase in income from Real Estate, a $0.4 million increase in earnings on cash and short-term investments, and $0.6 million of income from Investment in ATC.

Net income for the nine months ended September 30, 2006, was $53.8 million, or $1.93 per diluted share (a $7.7 million, or $0.28 per diluted share, net loss for the nine months ended September 30, 2005). Net income was higher in 2006 due to the absence of: (1) the $50.4 million, or $1.84 per share, Kendall County Charge incurred in the second quarter of 2005; (2) Kendall County operating losses ($1.9 million in 2005); and (3) emerging technology impairments ($3.3 million in 2005). Net income in 2006 also reflected a $2.2 million increase in income from Regulated Utility, a $2.0 million increase in income from Real Estate, a $2.0 million increase in earnings on cash and short-term investments, and $0.6 million of income from Investment in ATC.


                                                                   QUARTER ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
KILOWATTHOURS SOLD                                             2006            2005          2006           2005
--------------------------------------------------------------------------------------------------------------------
MILLIONS

     Regulated Utility
         Retail and Municipals
              Residential                                      263.0           254.5         800.1           804.2
              Commercial                                       361.7           346.6       1,005.9           986.9
              Industrial                                     1,836.9         1,782.8       5,429.1         5,306.8
              Municipals                                       248.6           236.0         684.0           657.3
              Other                                             20.8            20.7          59.4            59.2
--------------------------------------------------------------------------------------------------------------------

                  Total Retail and Municipals                2,731.0         2,640.6       7,978.5         7,814.4
         Other Power Suppliers                                 584.3           261.3       1,604.9           864.9
--------------------------------------------------------------------------------------------------------------------

                  Total Regulated Utility                    3,315.3         2,901.9       9,583.4         8,679.3
     Nonregulated Energy Operations                             60.4           405.8         181.3         1,159.6
--------------------------------------------------------------------------------------------------------------------

                                                             3,375.7         3,307.7       9,764.7         9,838.9
--------------------------------------------------------------------------------------------------------------------


                                                QUARTER ENDED                           NINE MONTHS ENDED
                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                          2006               2005                    2006               2005
                                    -------------------------------------------------------------------------------
REAL ESTATE
REVENUE AND SALES ACTIVITY             QTY    AMOUNT      QTY    AMOUNT           QTY    AMOUNT     QTY    AMOUNT
-------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS

Town Center Sales
    Commercial Sq. Ft.              114,300    $ 3.6   246,000    $ 5.0        364,995   $ 9.8    643,000   $15.1
    Residential Units                   356      3.8         -        -            542     9.4          -       -

Palm Coast Park
    Residential Units                   200      3.0         -        -            200     3.0          -       -

Other Land Sales
    Acres                               242      4.9       521      7.6            708    20.4      1,058    32.2
    Lots                                  -        -         -        -              -       -          7     0.4
-------------------------------------------------------------------------------------------------------------------

Contract Sales Price <F1>                 -     15.3         -     12.6              -    42.6          -    47.7

Revenue Recognized from
    Previously Deferred Sales             -      1.0         -        -              -     5.3          -       -

Deferred Revenue                          -     (2.9)        -     (2.5)             -    (6.8)         -   (11.0)

Adjustments <F2>                          -      0.6         -     (0.7)             -    (0.9)         -    (1.6)
-------------------------------------------------------------------------------------------------------------------

Revenue from Land Sales                         14.0                9.4                   40.2               35.1

Other Revenue                                    1.1                1.8                    3.8                3.8
-------------------------------------------------------------------------------------------------------------------

                                               $15.1              $11.2                  $44.0              $38.9
-------------------------------------------------------------------------------------------------------------------

<F1> Reflected total contract sales price on closed land transactions.
<F2> Contributed development dollars, which are  credited to cost of real estate sold.

                    ALLETE Third Quarter 2006 Form 10-Q                       26

NET INCOME

The following income discussion summarizes a comparison of the nine months ended September 30, 2006, to the nine months ended September 30, 2005, by segment.

REGULATED UTILITY contributed income of $33.5 million in 2006 ($31.3 million in 2005). Higher earnings in 2006 reflected a 10 percent increase in kilowatthour sales partially offset by higher operating expenses. Electric sales increased
904.1 million kilowatthours, primarily due to the inclusion of Taconite Harbor and its pre-existing wholesale energy sales obligations. Operating expenses were higher in 2006 due to the inclusion of Taconite Harbor, effective January 1, 2006, and increased planned maintenance, employee compensation and pension expenses.

NONREGULATED ENERGY OPERATIONS reported income of $2.9 million in 2006 ($47.3 million loss in 2005). In April 2005, we completed the assignment of our Kendall County power purchase agreement to Constellation Energy Commodities. As a result of this transaction, we incurred a charge to operating expenses totaling $50.4 million after tax in the second quarter of 2005. In 2006, financial results reflected the absence of income from Taconite Harbor ($3.7 million in 2005) which is now reported as part of Regulated Utility and operating losses from Kendall County ($1.9 million in 2005). Income from our coal operations was up $0.4 million from 2005 primarily due to an 11 percent increase in the delivery price per ton due to higher coal production expenses.

INVESTMENT IN ATC contributed income of $0.6 million in 2006. We began investing in ATC in May 2006. As of September 30, 2006, our equity investment in ATC was $35.2 million including reinvested earnings less dividends, which equated to approximately a 5 percent ownership interest. By the end of 2006, we anticipate having approximately $60 million invested in ATC.

REAL ESTATE contributed income of $15.7 million in 2006 ($13.7 million in 2005). Income was higher in 2006 due to the timing and mix of land sale transaction closings, and earnings from prior land sales at our Town Center development project which are accounted for under the percentage-of-completion method. The timing of the closing of real estate sales varies from period to period and impacts comparisons between years.

In June 2005, we began selling property from our Town Center development project. In August 2006, we began selling property from our Palm Coast Park development project. Since land is being sold before completion of the project infrastructure, revenue, cost of real estate sold and selling expenses are recorded using the percentage-of-completion method as development obligations are completed. As of September 30, 2006, we had $9.5 million ($13.0 million revenue; $3.1 million cost of real estate sold; $0.4 million selling expense) of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. Most of the deferred profit relates to Town Center.


REAL ESTATE
PENDING CONTRACTS                                            CONTRACT
AT SEPTEMBER 30, 2006               QUANTITY <F1>          SALES PRICE
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS

Town Center
     Commercial Sq. Ft.              789,977                 $  24.0
     Residential Units                 1,241                    19.8

Palm Coast Park
     Commercial Sq. Ft.               50,000                     2.5
     Residential Units                 2,269                    60.3

Other Land
     Acres                               231                     7.9
--------------------------------------------------------------------------------

                                                             $ 114.5
--------------------------------------------------------------------------------

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

27                   ALLETE Third Quarter 2006 Form 10-Q

At September 30, 2006, total pending land sales under contract were $114.5 million and are anticipated to close at various times through 2012. Pricing on these contracts range from $20 to $50 per commercial square foot, $8,600 to $34,000 per residential unit and $11,000 to $1,091,000 per acre for all other properties. The majority of the other properties under contract are zoned commercial or mixed use. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. In addition, certain contracts will allow us to receive participation revenue when gross revenue from sales by our purchaser exceeds contractually defined price levels.

If a purchaser defaults under terms of a contract, our remedies generally include retention of the purchaser's deposit and the ability to remarket the property to other prospective buyers. In many cases the purchaser has also incurred significant costs in planning, designing and marketing of the property under contract before the contract closes.

OTHER reflected net income of $1.6 million in 2006 (a $4.3 million loss in 2005). In 2006, a $2.0 million increase in earnings on cash and short-term investments more than offset a $0.3 million increase in equity losses related to emerging technology investments and a $0.3 million call premium we incurred related to the early redemption of industrial development refunding revenue bonds. In 2005, we recorded $3.3 million of impairments related to two privately-held emerging technology investments and also recognized a $0.6 million charge due to the probable payment under our guarantee of Northwest Airlines debt.

DISCONTINUED OPERATIONS included our Water Services businesses that we sold over the three-year period from 2003 to 2005, and Enventis Telecom, our telecommunications business that we sold in December 2005. In 2006, discontinued operations reflected a $0.5 million loss resulting from additional legal and administrative expenses related to exiting the Water Services businesses. In 2005, $0.8 million of income from Enventis Telecom was offset by $1.9 million of administrative and other expenses incurred to support Florida Water transfer proceedings. (See Note 9.)


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

REGULATED UTILITY

     OPERATING REVENUE was up $30.7 million, or 22 percent, from 2005, reflecting increased kilowatthour sales and increased fuel clause recoveries. Electric sales increased 413.4 million kilowatthours, or 14 percent, due mostly to the addition of Taconite Harbor wholesale power obligations to the Regulated Utility segment effective January 1, 2006. In 2006, the majority of Taconite Harbor sales are reflected in sales to other power suppliers. Sales to other power suppliers were 584.3 million kilowatthours and $27.2 million in 2006 (261.3 million kilowatthours and $12.5 million in 2005). Absent the inclusion of pre-existing Taconite Harbor wholesale obligations, sales to other power suppliers were down reflecting less excess energy available for sale due to planned outages at Company generating facilities in 2006. Electric sales to retail and municipal customers increased 90.4 million kilowatthours, or 3 percent, and $16.3 million, as a result of strong demand from residential, commercial, and municipal customers due to record warm temperatures in 2006 and increased usage by industrial customers, primarily in the paper and pipeline industries. Fuel clause recoveries were higher in 2006 as a result of increased fuel and purchased power expenses in 2006.

     Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in both 2006 and 2005. Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in both 2006 and 2005.

     OPERATING EXPENSES were up $24.5 million, or 21 percent, from 2005.

     FUEL AND PURCHASED POWER EXPENSE. Fuel and purchased power expense was up $20.6 million from 2005 reflecting the inclusion of Taconite Harbor beginning in 2006 ($5.8 million) and higher purchased power expense due to increased kilowatthour sales, less Company hydro generation available as a result of below normal precipitation levels, and planned maintenance outages at Company generating facilities in 2006.

                    ALLETE Third Quarter 2006 Form 10-Q                       28

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

     OTHER OPERATING EXPENSES. In total, other operating expenses were up $3.9 million from 2005. Employee compensation was up $1.7 million primarily due to the inclusion of Taconite Harbor, annual wage increases and the inclusion of union employees in our results sharing compensation awards program. Depreciation expense increased $1.2 million primarily due to the inclusion of Taconite Harbor. In total, plant maintenance expense increased $0.9 million from 2005 reflecting the inclusion of Taconite Harbor maintenance in 2006 ($0.8 million), a planned outage at our Boswell Unit 3 generating facility ($0.7 million) and increased equipment fuel expense ($0.4 million), partially offset by a $1.0 million reduction in expenses at our other generating facilities primarily due to the timing of outages. Pension expense increased $0.6 million due to a reduction in the discount rate. MISO expenses were down $0.5 million, primarily due to decreased transactions with other power suppliers.

     INTEREST EXPENSE was up $0.7 million, or 16 percent, from 2005 due to the inclusion of Taconite Harbor in 2006, partially offset by lower effective interest rates (5.91 percent in 2006; 6.02 percent in 2005).

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $12.8 million, or 45 percent, from 2005 due to the absence of revenue from Taconite Harbor ($15.0 million in 2005). Effective January 1, 2006, Taconite Harbor is reported as part of the Regulated Utility segment. Coal revenue, realized under a cost-plus contract, was up $1.1 million from 2005 reflecting a 16 percent increase in the delivery price per ton due to higher coal production expenses (see operating expenses below), partially offset by a 3 percent decrease in tons of coal sold in 2006. Tons of coal sold were lower in 2006 primarily due to an outage at the Square Butte generating facility.

     OPERATING EXPENSES were down $10.4 million, or 42 percent, from 2005 reflecting the absence of expenses related to Taconite Harbor ($12.2 million in 2005). Expenses related to coal operations were up $1.4 million, mainly due to increased equipment lease costs and increased fuel expenses in 2006.

     INTEREST EXPENSE was down $0.8 million, or 44 percent, from 2005 primarily due to the absence of Taconite Harbor in 2006.

INVESTMENT IN ATC

     OTHER INCOME (EXPENSE) reflected $1.0 million of income in 2006 from our equity investment in ATC, resulting from our share of ATC's earnings.

REAL ESTATE

     OPERATING REVENUE was up $3.9 million, or 35 percent, from 2005, due to the timing and mix of land sale transaction closings, and revenue from prior land sales at our Town Center development project which are accounted for under the percentage-of-completion method. Revenue from land sales was $14.0 million in 2006 which included $1.0 million of previously deferred revenue. In 2005, revenue from land sales was $9.4 million. In 2006, 242 acres of other land were sold (521 acres in 2005). Sales at Town Center represented 356 residential units and the rights to build up to 114,300 square feet of commercial space in 2006 (246,000 commercial square feet in 2005). Sales at Palm Coast Park represented 200 residential units in 2006. In 2006, revenue of $2.9 million ($2.5 million in 2005) was deferred and will be recognized on a percentage-of-completion basis as development obligations are completed.

     OPERATING EXPENSES were up $2.1 million, or 72 percent, from 2005 reflecting a $1.4 million increase in the cost of real estate sold ($2.8 million in 2006; $1.4 million in 2005) due to the mix of land sold and increased expense recognition at our Town Center development project, which are accounted for under the percentage-of-completion method, and a $0.4 million increase in selling expenses due to higher brokerage fees.

29                   ALLETE Third Quarter 2006 Form 10-Q

OTHER

     OPERATING EXPENSES were down $0.5 million, or 50 percent, from 2005, reflecting lower general and administrative expenses in 2006.

     INTEREST EXPENSE was up $0.9 million from 2005, primarily due to interest on additional taxes owed on the gain on the sale of our Florida Water assets.

     OTHER INCOME was up $1.4 million from 2005 reflecting a $1.1 million increase in earnings on cash and short-term investments, and the absence of a $1.0 million charge recognized in 2005 for the probable payment under our guarantee of Northwest Airlines debt partially offset by a $0.6 million call premium related to the early redemption of industrial development refunding revenue bonds in 2006.

INCOME TAXES

For the quarter ended September 30, 2006, the effective rate for income taxes was 34.5 percent (36.6 percent for the quarter ended September 30, 2005). The decrease in the effective rate compared to last year was primarily due to finalization of taxes related to the spin-off of ADESA. The effective rate of
34.5 percent for the quarter ended September 30, 2006, was less than the statutory rate, primarily because of investment tax credits, deductions for Medicare health subsidies, depletion and finalization of taxes related to the spin-off of ADESA.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REGULATED UTILITY

     OPERATING REVENUE was up $54.2 million, or 13 percent, from 2005, reflecting increased kilowatthour sales and increased fuel clause recoveries. Electric sales increased 904.1 million kilowatthours, or 10 percent, due mostly to the addition of Taconite Harbor wholesale power obligations to the Regulated Utility segment effective January 1, 2006. In 2006, the majority of Taconite Harbor sales are reflected in sales to other power suppliers. Sales to other power suppliers were 1,604.9 million kilowatthours and $71.0 million (864.9 million kilowatthours and $38.6 million in 2005). Absent the inclusion of pre-existing Taconite Harbor wholesale obligations, sales to other power suppliers were down reflecting less excess energy available for sale due to planned outages at Company generating facilities in 2006. Electric sales to retail and municipal customers increased 164.1 million kilowatthours, or 2 percent, and $20.5 million, mainly due to strong demand from industrial customers. Fuel clause recoveries were higher in 2006 as a result of increased fuel and purchased power expenses in 2006.

     Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in 2006 (23 percent in 2005). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in both 2006 and 2005.

     OPERATING EXPENSES were up $48.8 million, or 14 percent, from 2005.

     FUEL AND PURCHASED POWER EXPENSE. Fuel and purchased power expense was up $29.8 million from 2005, reflecting the inclusion of Taconite Harbor operations beginning in 2006 ($16.6 million) and increased purchased power expense due to higher prices paid for purchased power, less Company hydro generation available as a result of below normal precipitation levels, and planned maintenance at Company generating facilities in 2006.

     OTHER OPERATING EXPENSES. In total, other operating expenses were up $19.0 million from 2005. Employee compensation was up $6.8 million primarily due to the inclusion of Taconite Harbor, annual wage increases and the inclusion of union employees in our results sharing compensation awards program. In total, plant maintenance expense increased $4.0 million from 2005 reflecting the inclusion of Taconite Harbor maintenance in 2006 ($3.0 million), increased planned maintenance expense at Boswell Unit 4 ($1.9 million) and increased equipment fuel expenses ($0.8 million) partially offset by a decrease in maintenance expense at Boswell Unit 3 ($1.6 million). In 2005, planned maintenance was performed at Boswell Unit 3 while the unit was down due to a cooling tower failure. Depreciation expense increased $3.8 million primarily due to the inclusion of Taconite Harbor. Pension expense increased $1.8 million due to a reduction in the discount rate.

                    ALLETE Third Quarter 2006 Form 10-Q                       30

     INTEREST EXPENSE was up $2.0 million, or 15 percent, from 2005, due to the inclusion of Taconite Harbor in 2006 partially offset by lower effective interest rates (5.93 percent in 2006; 6.10 percent in 2005).

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE was down $34.4 million, or 41 percent, from 2005 due to the absence of revenue from Taconite Harbor ($39.6 million in 2005) and Kendall County ($3.1 million in 2005). Effective January 1, 2006, Taconite Harbor is reported as part of Regulated Utility. Kendall County operations ceased to be included with our operations effective April 1, 2005, when the Company assigned the power purchase agreement to Constellation Energy Commodities. Coal revenue, realized under a cost-plus contract, was up $3.3 million from 2005 reflecting an 11 percent increase in the delivery price per ton due to higher coal production expenses (see operating expenses below). In 2006, tons of coal sold were similar to 2005.

     OPERATING EXPENSES were down $108.1 million, or 71 percent, from 2005 reflecting the absence of a $77.9 million charge related to the assignment of the Kendall County power purchase agreement to Constellation Energy Commodities on April 1, 2005, expenses related to Taconite Harbor ($31.2 million in 2005) and other expenses related to Kendall County ($6.3 million in 2005) that were incurred prior to April 1, 2005. Expenses related to coal operations were up $3.0 million mainly due to increased equipment lease costs and increased fuel expenses in 2006.

     INTEREST EXPENSE was down $2.7 million, or 57 percent, primarily due to the absence of Taconite Harbor in 2006.

INVESTMENT IN ATC

     OTHER INCOME (EXPENSE) reflected $1.0 million of income in 2006 from our equity investment in ATC, resulting from our share of ATC's earnings.

REAL ESTATE

     OPERATING REVENUE was up $5.1 million, or 13 percent, from 2005, due to the timing and mix of land sale transaction closings, and revenue from prior land sales at our Town Center development project which are accounted for under the percentage-of-completion method. Revenue from land sales was $40.2 million in 2006 which included $5.3 million of previously deferred revenue. In 2005, revenue from land sales was $35.1 million. In 2006, 708 acres of other land were sold (1,058 acres and 7 lots in 2005). Sales at Town Center represented 542 residential units and the rights to build up to 364,995 square feet of commercial space in 2006 (643,000 commercial square feet in 2005). Sales at Palm Coast Park represented 200 residential units in 2006. The first land sales for Town Center were recorded in June 2005 and the first land sales at Palm Coast Park were recorded in August 2006. In 2006, revenue of $6.8 million ($11.0 million in 2005) was deferred and will be recognized on a percentage-of-completion basis as development obligations are completed.

     OPERATING EXPENSES were up $0.9 million, or 7 percent, from 2005 reflecting a $0.2 million increase in the cost of real estate sold ($7.4 million in 2006; $7.2 million in 2005), and a $0.2 million increase in selling expenses.

31                   ALLETE Third Quarter 2006 Form 10-Q

OTHER

     OPERATING EXPENSES were down $0.4 million, or 14 percent, from 2005, reflecting lower general and administrative expenses in 2006.

     INTEREST EXPENSE was up $1.0 million, or 48 percent, from 2005, primarily due to interest on additional taxes owed on the gain on the sale of our Florida Water assets.

     OTHER INCOME (EXPENSE) reflected $9.0 million more income in 2006 due to a $3.6 million increase in earnings on cash and short-term investments, the absence of $5.1 million of impairments related to two privately-held emerging technology impairments recorded in 2005 and the absence of a $1.0 million charge recognized in 2005 for the probable payment under our guarantee of Northwest Airlines debt. In 2006, other income (expense) also reflected a $0.6 million call premium related to the early redemption of industrial development refunding revenue bonds and a $0.4 million increase in equity losses related to emerging technology investments.

INCOME TAXES

For the nine months ended September 30, 2006, the effective rate for income taxes was 36.2 percent (8.7 percent benefit for the nine months ended September 30, 2005). The increase in the effective rate compared to last year was primarily due to the emerging technology impairment and the Kendall County capital loss recorded in April 2005. The current benefit for these items was limited to the federal benefit as the state net capital loss carryforwards from 2005 were entirely reserved. The effective rate of 36.2 percent for the nine months ended September 30, 2006, was less than the statutory rate primarily because of investment tax credits, deductions for Medicare health subsidies, depletion and finalization of taxes related to the spin-off of ADESA.


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

Since the Kendall County transaction significantly impacted the financial results from continuing operations for the nine months ended September 30, 2005, we believe that, for comparative purposes and a more accurate reflection of our ongoing operations, it is useful to present diluted earnings per share from continuing operations for each applicable period excluding the impact of this transaction. The table below reconciles actual reported diluted earnings per share from continuing operations to the adjusted results that exclude the Kendall County transaction in the respective period.


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         2006           2005
------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   Continuing Operations - As Reported                                  $1.95         $(0.24)
      Add:   Kendall County Charge                                          -           1.84
------------------------------------------------------------------------------------------------

   Continuing Operations - As Adjusted                                  $1.95         $ 1.60
------------------------------------------------------------------------------------------------

                    ALLETE Third Quarter 2006 Form 10-Q                       32

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


OUTLOOK

EARNINGS GUIDANCE. In February 2006, we projected ALLETE's earnings per share from continuing operations to grow by 15 percent to 20 percent in 2006 as outlined in our 2005 Form 10-K. We now expect ALLETE's 2006 earnings to be near the upper end of our earnings guidance range. The growth is expected to come from continued strong electric sales, increased earnings from real estate and our investment in ATC. It also reflects the absence of operating losses from Kendall County and impairments related to our emerging technology investments which impacted the Company's financial results in 2005.

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

RESOURCE PLAN. In 2006, the MPUC approved our Resource Plan, which detailed our retail energy demand projections and our energy sourcing options to meet projected demand. We project a load growth of approximately 150 MW by 2010, with another 200 MW of growth anticipated by 2015. One of the key components of the Resource Plan was the redirection of our Taconite Harbor generating facility from nonregulated energy operations to regulated utility operations effective January 1, 2006. The Taconite Harbor generation will be supplemented with a 50-MW long-term power purchase agreement with Manitoba Hydro which extends from 2009 to 2015. This agreement was executed in June 2006 and will be filed for approval with the MPUC. Expansion of our renewable generating assets to meet Minnesota's Renewable Energy Objective was also approved by the MPUC. The Renewable Energy Objective seeks a 10 percent supply of qualified renewable energy resources for each Minnesota utility by 2015. In April 2006, construction began on a 50-MW wind facility in North Dakota and is expected to be completed by the end of 2006. We will purchase the output from this wind facility under a 25-year power purchase agreement with an affiliate of FPL Energy, LLC. We anticipate that retail demand by customers in our service territory will increase at an average annual rate of 1.5 percent to 2019.

AREA AND BOSWELL 3 EMISSION REDUCTION PLANS. In May 2006, the MPUC approved our filing for cost recovery of planned expenditures to reduce emissions to meet pending federal requirements at Taconite Harbor and Laskin under the AREA plan. The AREA plan approval allows Minnesota Power to recover Minnesota jurisdictional costs for SO2, NOx and mercury emission reductions made at these facilities without a rate proceeding. Minnesota cost recovery will include return on investment, depreciation, and incremental operations and maintenance expenses. Minnesota Power plans to complete installation of new equipment at the first of two Laskin units by the end of November 2006, with the first of three Taconite Harbor unit installations anticipated to be completed by mid-2007. Work on all units is anticipated to be completed by the end of 2008. Cost recovery filings are required to be made 90 days prior to the anticipated in-service date for the equipment at each unit, with rate recovery beginning the month following the in-service date.

In May 2006, we announced plans to make emission reduction investments at our Boswell Unit 3 generating unit. Plans include reductions of particulate, SO2, NOx and mercury emissions to meet pending federal and state requirements. The estimated cost for these reductions is $200 million, which the Company expects to spend from 2007 through 2009. On October 27, 2006, we submitted a filing to the MPCA for approval of the Boswell Unit 3 emission reduction plan. A filing with the MPUC for approval

33                   ALLETE Third Quarter 2006 Form 10-Q
of Minnesota jurisdictional related expenditures on Boswell Unit 3 will follow in approximately 60 days. MPUC approval would allow cost recovery on these investments without a rate proceeding. Filing approval would authorize a cash return on construction work in progress during the construction phase and allow recovery for a return on investment, depreciation and incremental operations and maintenance expenses once placed into service in late 2009.

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

MISO AND FUEL CLAUSE. In February 2006, the MPUC issued an order that granted rehearing of the MISO Day 2 docket and suspended the refund obligation. The Company worked with other Minnesota utilities, the DOC and other stakeholders to prepare a joint recommendation required by the MPUC in its February 2006 order, of which costs should be recovered on a current basis through the fuel clause and which costs are more appropriately deferred for potential recovery through base rates. The joint report and recommendations were filed with the MPUC in June 2006. A technical conference on the report is scheduled at the MPUC for October 31, 2006, with a hearing currently scheduled for November 9, 2006. (See
Note 13.)

EXCELSIOR ENERGY INC. (Excelsior) has proposed to construct two 600 MW (net) coal-gasification generation units in northern Minnesota. The project is in the early development stages but may be an option for our long-term forecasted energy and capacity needs. Excelsior says the facility could be operational in 2011, but it needs to obtain the necessary permits and financing. In 2003, the Minnesota legislature enacted several provisions that provide Excelsior with special considerations, including requiring utilities within the state to "consider" Excelsior before pursuing new fossil-fuel-fired resource additions within Minnesota. In December 2005, Excelsior filed a petition with the MPUC seeking approval of an unexecuted power purchase agreement with Xcel Energy Inc. In January 2006, Minnesota Power filed comments with the MPUC in Excelsior's proposed power purchase agreement proceeding, focusing on the importance to the state of maintaining a range of base load energy options, including multiple fuel types and generating technologies. In April 2006, the MPUC referred Excelsior's petition to an administrative law proceeding to further develop the record in the case for subsequent MPUC deliberations. Minnesota Power continues to be a participant in these proceedings, focusing its comments on energy policy and infrastructure impacts.

INVESTMENT IN ATC. In May 2006, the PSCW reviewed and approved the request that allows us to invest $60 million in ATC. As of September 30, 2006, our equity investment in ATC was $35.2 million including reinvested earnings less dividends, which equated to approximately a 5 percent ownership interest. By the end of 2006, we anticipate having approximately $60 million invested in ATC.

SWL&P RATE CASE. In May 2006, SWL&P filed an application with the PSCW for authority to increase retail utility rates an average of 5.2 percent and requested an 11.7 percent return on common equity. Cost of service studies and rate designs for all retail customer classes were filed in June 2006. The PSCW has scheduled a public hearing for November 2006. The Company anticipates an order before year end and that new rates will become effective in January 2007.

                    ALLETE Third Quarter 2006 Form 10-Q                       34

REAL ESTATE. Our real estate business, ALLETE Properties, is well positioned to continue year over year earnings growth. We have a diversified mix of property under contract and available for sale--residential, commercial and industrial. Rapid residential growth over the past few years in our markets has created a steady demand for our commercial properties. As of September 30, 2006, we had $114.5 million of pending contracts scheduled to close over the next several years. Once our Ormond Crossings development project approval process is complete, the amount of entitled property available for sale will increase. We believe the long-term growth indicators for Florida real estate remain strong.

Progress continues on our three major planned development projects in Florida--Town Center, which will be a new downtown for Palm Coast; Palm Coast Park, which is located in northwest Palm Coast; and Ormond Crossings, which is located in Ormond Beach along Interstate 95.

TOWN CENTER. We began selling property from our Town Center development project in northeast Florida in 2005. Developers who have purchased land from us have started construction activities. Since land is being sold before completion of the project infrastructure, revenue and cost of real estate sold are recorded using a percentage-of-completion method. Pending land sales under contract for properties at Town Center totaled $43.8 million at September 30, 2006.

PALM COAST PARK. In May 2006, Palm Coast Park District issued $31.8 million of tax-exempt, special assessment bonds, the majority of which will be used to fund environmental and traffic mitigation, and the construction of infrastructure improvements at Palm Coast Park. We began selling property at Palm Coast Park in August 2006. At September 30, 2006, pending land sales under contract for properties at Palm Coast Park totaled $62.8 million. We have the opportunity to receive participation revenue as part of these sales contracts.

ORMOND CROSSINGS. We anticipate that the Development of Regional Impact approval process will be concluded in late 2006, at which time we would receive a Development Order from the City of Ormond Beach. Engineering, design and permitting will continue through 2007. It is not anticipated that any sales will be made at Ormond Crossings until 2008.

As of September 30, 2006, we had $9.5 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. Most of the deferred profit relates to Town Center.

ALLETE Properties provides seller financing, and outstanding finance receivables were $16.5 million at September 30, 2006, with maturities ranging up to seven years. Outstanding finance receivables accrue interest at market-based rates. These finance receivables are collateralized by the financed properties.


SUMMARY OF DEVELOPMENT PROJECTS INVENTORY                                    RESIDENTIAL             COMMERCIAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006            OWNERSHIP             UNITS <F1>              SQ. FT. <F1><F2>
-----------------------------------------------------------------------------------------------------------------------

Town Center at Palm Coast                                   80%
     At December 31, 2005                                                       2,833                2,927,700
     Property Sold                                                               (542)                (364,995)
     Change in Estimate                                                           247                  (23,130)
-----------------------------------------------------------------------------------------------------------------------

                                                                                2,538                2,539,575
-----------------------------------------------------------------------------------------------------------------------

Palm Coast Park                                            100%
     At December 31, 2005                                                       3,600                3,200,000
     Property Sold                                                               (200)                       -
     Change in Estimate                                                             -                        -
-----------------------------------------------------------------------------------------------------------------------

                                                                                3,400                3,200,000

Ormond Crossings                                           100%                  <F3>                     <F3>
-----------------------------------------------------------------------------------------------------------------------

                                                                                5,938                5,739,575
-----------------------------------------------------------------------------------------------------------------------

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

35                   ALLETE Third Quarter 2006 Form 10-Q


SUMMARY OF OTHER LAND INVENTORIES
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006                    OWNERSHIP     TOTAL     MIXED USE    RESIDENTIAL   COMMERCIAL   AGRICULTURAL
-----------------------------------------------------------------------------------------------------------------------

ACRES <F1>

Palm Coast Holdings                      80%
     At December 31, 2005                            2,566       1,692          346           281          247
     Property Sold                                    (308)       (289)           -           (18)          (1)
     Contributed Land                                   (4)          -            -            (4)           -
     Change in Estimate                                (97)          -            -             -          (97)
-----------------------------------------------------------------------------------------------------------------------
                                                     2,157       1,403          346           259          149
-----------------------------------------------------------------------------------------------------------------------
Lehigh                                   80%
     At December 31, 2005                              613         390          140            74            9
     Property Sold                                    (390)       (390)           -             -            -
-----------------------------------------------------------------------------------------------------------------------
                                                       223           -          140            74            9
-----------------------------------------------------------------------------------------------------------------------
Cape Coral                              100%
     At December 31, 2005                               41           -            1            40            -
     Property Sold                                     (10)          -            -           (10)           -
-----------------------------------------------------------------------------------------------------------------------
                                                        31           -            1            30            -
-----------------------------------------------------------------------------------------------------------------------
Other <F2>                              100%           944           -            -             -          944
-----------------------------------------------------------------------------------------------------------------------
                                                     3,355       1,403          487           363        1,102
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

We believe our financial condition is strong, as evidenced by cash and cash equivalents and short-term investments of $173.0 million, and a debt to total capital ratio of 37 percent at September 30, 2006.

OPERATING ACTIVITIES. Cash flow from operating activities was $90.5 million for the nine months ended September 30, 2006 ($20.7 million for the nine months ended September 30, 2005). Cash from operating activities was higher in 2006, primarily due to the $77.9 million Kendall County Charge in 2005 and related $24.3 million deferred federal tax refund received in 2006. Cash used for inventories was $6.2 million higher in 2006 reflecting more coal purchases in anticipation of maintenance on some coal handling equipment which was completed at the end of September. Cash used for discontinued operations was higher in 2006 due to payment of approximately $13 million of 2005 accrued liabilities.

INVESTING ACTIVITIES. Cash flow for investing activities was $101.6 million for the nine months ended September 30, 2006 (cash flow from investing activities was $34.0 million for the nine months ended September 30, 2005). Cash used for investing activities was higher in 2006 than 2005, primarily due to activities within our short-term investments. In 2006, net purchases of $4.7 million were used for short-term investments, while 2005 included $82.5 million of net proceeds that were received from the sale of short-term investments. Gross proceeds from the sale of available-for-sale securities were $483.9 million in 2006 ($323.5 million in 2005) and purchases were $488.6 million ($241.0 million in 2005). Cash used for investing activities in 2006 reflected $34.3 million invested in ATC and a $16.2 million increase in additions to property, plant and equipment which vary from year to year.

                    ALLETE Third Quarter 2006 Form 10-Q                       36

FINANCING ACTIVITIES. Cash flow for financing activities was $27.1 million for the nine months ended September 30, 2006 ($9.4 million for the nine months ended September 30, 2005). Cash used for financing activities increased in 2006 due to an additional $7.7 million of dividends paid because of more shares outstanding and an increase in the dividend rate. Cash from financing activities was $4.3 million lower in 2006, primarily due to fewer shares issued under our long-term incentive compensation plan. In 2006, we refinanced $77.8 million of long-term debt at lower rates.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.6 million original issue shares of our common stock available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $170.0 million, the majority of which expire in January 2011. In January 2006, we renewed, increased and extended a committed, syndicated, unsecured revolving credit facility with LaSalle Bank National Association, as Agent, for $150 million (Line). The Line matures on January 11, 2011. At our request and subject to certain conditions, the Line may be increased to $200 million and extended for two additional 12-month periods. We may prepay amounts outstanding under the Line in whole or in part at our discretion without premium or penalty. Additionally, we may irrevocably terminate or reduce the size of the Line prior to maturity without premium or penalty. The Line may be used for general corporate purposes and working capital, and to provide liquidity in support of our commercial paper program. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

In May 2006, Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, due May 1, 2037. The bonds were issued to fund a portion of the Palm Coast Park development project in Florida. Bond proceeds of $26.3 million will be used for environmental and traffic mitigation, and the construction of infrastructure improvements, including utility extensions, roadways, parks, drainage, recreational facilities, landscaping and a multi-purpose trail system. The remaining funds will be used for capitalized interest, a debt service reserve fund and the costs of issuance. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments will be included in the annual property tax bills of landowners beginning in November 2007. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2006, we owned 97 percent of the assessable land in the Palm Coast Park District.

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

37                    ALLETE Third Quarter 2006 Form 10-Q

On July 5, 2006, the Collier County Industrial Development Authority (Authority or Issuer) issued $27.8 million of Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006 due 2025 (Refunding Bonds) on behalf of ALLETE. The interest rate on these bonds was 3.7% at September 30, 2006. Pursuant to a financing agreement between the Authority and ALLETE dated as of July 1, 2006, ALLETE is obligated to make payments to the Issuer sufficient to pay all principal and interest on the Refunding Bonds. ALLETE's obligations under the financing agreement are supported by a direct pay letter of credit. Proceeds from the Refunding Bonds and internally generated funds were used to redeem $29.1 million of outstanding Collier County Industrial Development Refunding Revenue Bonds 6.5% Series 1996 due 2025 on August 9, 2006. As a result of an early redemption premium, we recognized a $0.6 million pre-tax charge to other expense in the third quarter of 2006.

In September 2006, we accepted an offer from certain institutional buyers in the private placement market to purchase $60 million of ALLETE first mortgage bonds. When issued, on or about February 1, 2007, the bonds will carry an interest rate of 5.99% and will have a term of 20 years. We intend to use the proceeds from the bonds to retire $60 million in principal amount of First Mortgage Bonds, 7% Series due February 15, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2005 Form 10-K, with additional disclosure discussed in Note 13 of this Form 10-Q.

CAPITAL REQUIREMENTS

For the nine months ended September 30, 2006, capital expenditures for continuing operations totaled $53.3 million ($37.1 million in 2005).
Expenditures for the nine months ended September 30, 2006, included $52.5 million for Regulated Utility and $0.8 million for Nonregulated Energy Operations. Internally-generated funds were the source of funding for these expenditures.

Real estate development expenditures are and will be funded with a revolving development loan and tax-exempt bonds issued by community development districts. The Town Center District issued $26.4 million of tax-exempt bonds in 2005. Approximately $21 million of the bond proceeds will be used for construction of infrastructure improvements at Town Center, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. The Palm Coast Park District issued $31.8 million of tax-exempt bonds in May 2006. Bond proceeds of $26.3 million will be used for environmental and traffic mitigation, and the construction of infrastructure improvements at Palm Coast Park, with the remaining funds to be used for capitalized interest, a debt service reserve fund and costs of issuance. Company expenditures related to our real estate developments in Florida increase the carrying value of our land assets, which are classified as Investments on our consolidated balance sheet.


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


NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1.


                    ALLETE Third Quarter 2006 Form 10-Q                       38

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. Our available-for-sale securities portfolio consists of securities in a grantor trust established to fund certain employee benefits included in Investments, and various auction rate bonds and variable rate demand notes included in Short-Term Investments. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Unrealized losses that are other than temporary are recognized in earnings. Our short-term investments classified as available-for-sale securities are recorded at fair market value which equates to cost because the variable interest rates for these securities typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Our available-for-sale securities portfolio had a fair value of $145.5 million at September 30, 2006 ($139.5 million at December 31, 2005) and a total unrealized after-tax gain of $2.7 million at September 30, 2006 ($2.1 million at December 31, 2005).

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review on a quarterly basis available-for-sale securities for other than temporary impairment by assessing such factors as the share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairment of available-for-sale securities for the nine months ended September 30, 2006.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investments in venture capital funds under the equity method and account for our direct investments in privately-held companies under the cost method based primarily on our ownership percentages. The total carrying value of our emerging technology portfolio was $9.1 million at September 30, 2006 ($9.2 million at December 31, 2005). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. Our basis in direct investments in privately-held companies included in the emerging technology portfolio was zero at September 30, 2006, and December 31, 2005.


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

39                  ALLETE Third Quarter 2006 Form 10-Q

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

                       ALLETE Third Quarter 2006 Form 10-Q                    40

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


Ref. Page 7 - Minimum Revenue and Demand Under Contract Table
Ref. Form 10-Q for the Quarter Ended March 31, 2006, Page 32 - Eighth Paragraph


MINIMUM REVENUE AND DEMAND UNDER CONTRACT                                MINIMUM                       MONTHLY
AS OF OCTOBER 1, 2006                                                ANNUAL REVENUE <F1> <F2>         MEGAWATTS
-------------------------------------------------------------------------------------------------------------------
     2006                                                             $109.3 million                     711
     2007                                                              $60.1 million                     356
     2008                                                              $27.7 million                     158
     2009                                                              $25.9 million                     151
     2010                                                              $23.6 million                     134
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

41                     ALLETE Third Quarter 2006 Form 10-Q

Ref. Page 20 - Sixth Full Paragraph
Ref. Form 10-Q for the Quarter Ended June 30, 2006, Page 41 - Third Paragraph

On June 16, 2006, Minnesota Power filed an application with the MPCA for a variance from a wastewater discharge standard for mercury included in its National Pollutant Discharge Elimination System (NPDES) permit for Laskin. The variance requested an extension for Laskin to meet mercury discharge requirements which become effective March 23, 2007, as set forth in Laskin's NPDES permit issued by the MPCA in May 2005. In view of the EPA's proposed changes relating to the implementation of mercury water policy and recent developments in mercury treatment technologies, the MPCA believes it is more appropriate at this time to forego the processing of mercury variances. Instead a permit modification will be used which will contain a compliance schedule that specifies interim actions and limits that lead to compliance with the final limits by March 31, 2010. This approach will allow Minnesota Power to further investigate treatment alternatives. It is expected that a permit modification will be issued in late 2006 or early 2007. In October 2006, Minnesota Power submitted a letter withdrawing its variance request. The Company is unable to predict the outcome of this matter.


Ref. Page 20 - Insert before First Full Paragraph
Ref. Page 49 - Fifth Paragraph
Ref. Form 10-Q for the Quarter Ended March 31, 2006, Page 34 - Last Paragraph

On October 27, 2006, we submitted a filing to the MPCA for approval of the Boswell Unit 3 emission reduction plan. A filing with the MPUC for approval of Minnesota jurisdictional related expenditures on Boswell Unit 3 will follow in approximately 60 days. MPUC approval would allow cost recovery on these investments without a rate proceeding. Filing approval would authorize a cash return on construction work in progress during the construction phase and allow recovery for a return on investment, depreciation and incremental operations and maintenance expenses once placed into service in late 2009.


Ref. Page 21 - First Full Paragraph

CLEAN WATER ACT - AQUATIC ORGANISMS. In June 2006, biological studies required by Section 316(b) Phase II Rule of the Clean Water Act at our Boswell, Laskin, Hibbard and Taconite Harbor generating facilities as well as the Square Butte generating facility were completed. Engineering analyses to determine best technology available for cooling water intake operations will take place during 2007. The estimated total cost of these biological studies and engineering analyses for our facilities is expected to be in the range of $0.5 million to $1.2 million. At this time, we cannot estimate the capital and/or aquatic restoration expenditures that may be required to comply with the Section 316(b) Phase II Rule.


                       ALLETE Third Quarter 2006 Form 10-Q                    42

ITEM 6.    EXHIBITS

EXHIBIT
NUMBER

   +10(a) August 2006 Amendments to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan.

   +10(b) August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I.

   +10(c) August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II.

   +10(d)  August 2006 Amendment to the ALLETE  Director  Compensation  Deferral
           Plan.

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

      99 ALLETE News Release dated October 30, 2006, announcing 2006 third quarter earnings. (THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.)


--------------------------------
+   MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.


43                     ALLETE Third Quarter 2006 Form 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ALLETE, INC.





October 30, 2006                                 Mark A. Schober
                               -------------------------------------------------
                                                 Mark A. Schober
                               Senior Vice President and Chief Financial Officer



                       ALLETE Third Quarter 2006 Form 10-Q                    44

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
--------------------------------------------------------------------------------


 10(a)  August  2006  Amendments  to  the   ALLETE   and   Affiliated  Companies
        Supplemental Executive Retirement Plan.

 10(b) August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I.

 10(c) August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II.

 10(d)  August 2006 Amendment to the ALLETE Director Compensation Deferral Plan.

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

   99 ALLETE News Release dated October 30, 2006, announcing 2006 third quarter earnings. (THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.)


                       ALLETE Third Quarter 2006 Form 10-Q