Form 10-Q
period 2007-03-31
ALLETE INC
filed 2007-05-04
CIK 66756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended MARCH 31, 2007

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large Accelerated Filer /X/   Accelerated Filer/ /   Non-Accelerated Filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). / / Yes /X/ No

                           Common Stock, no par value,
                          30,526,839 shares outstanding
                              as of April 30, 2007

                                      INDEX
                                                                            Page

Definitions                                                                   2

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995                                                            3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   March 31, 2007 and December 31, 2006                       4

              Consolidated Statement of Income -
                   Quarter Ended March 31, 2007 and 2006                      5

              Consolidated Statement of Cash Flows -
                   Quarter Ended March 31, 2007 and 2006                      6

              Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       16

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               24

         Item 4.   Controls and Procedures                                   25

Part II. Other Information

         Item 1.   Legal Proceedings                                         26

         Item 1A.  Risk Factors                                              26

         Item 2.   Unregistered Sales of Equity Securities and
                   Use of Proceeds                                           26

         Item 3.   Defaults Upon Senior Securities                           26

         Item 4.   Submission of Matters to a Vote of Security Holders       26

         Item 5.   Other Information                                         26

         Item 6.   Exhibits                                                  28

Signatures                                                                   29

1                     ALLETE First Quarter 2007 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM          TERM
--------------------------------------------------------------------------------

2006 Form 10-K                   ALLETE's Annual Report on Form 10-K for
                                      the Year Ended December 31, 2006
ALLETE                           ALLETE, Inc.
ALLETE Properties                ALLETE Properties, LLC
AREA                             Arrowhead Regional Emission Abatement Plan
ATC                              American Transmission Company LLC
BNI Coal                         BNI Coal, Ltd.
Boswell                          Boswell Energy Center
Company                          ALLETE, Inc. and its subsidiaries
DOC                              Minnesota Department of Commerce
EITF                             Emerging Issues Task Force Issue No.
EPA                              Environmental Protection Agency
ESOP                             Employee Stock Ownership Plan
FASB                             Financial Accounting Standards Board
FERC                             Federal Energy Regulatory Commission
FIN                              FASB Interpretations
FPL                              FPL Energy, LLC
GAAP                             Accounting Principles Generally Accepted in
                                      the United States of America
Heating Degree Days              Measure of the extent to which the average
                                      daily temperature is below 65 degrees
                                      Fahrenheit, increasing demand for heating
Laskin                           Laskin Energy Center
Minnesota Power                  An operating division of ALLETE, Inc.
Minnkota Power                   Minnkota Power Cooperative, Inc.
MISO                             Midwest Independent Transmission System
                                      Operator, Inc.
Moody's                          Moody's Investors Service, Inc.
MPUC                             Minnesota Public Utilities Commission
MW                               Megawatt(s)
Note ___                         Note ___ to the consolidated financial
                                      statements in this Form 10-Q
NOX                              Nitrogen Oxide
Palm Coast Park                  Palm Coast Park development project in
                                      northeast Florida
Palm Coast Park District         Palm Coast Park Community Development District
PSCW                             Public Service Commission of Wisconsin
Rainy River Energy               Rainy River Energy Corporation - Wisconsin
Resource Plan                    Integrated Resource Plan
SEC                              Securities and Exchange Commission
SFAS                             Statement of Financial Accounting Standards No.
SO2                              Sulfur Dioxide
Square Butte                     Square Butte Electric Cooperative
Standard & Poor's                Standard & Poor's Ratings Group, a division of
                                      McGraw-Hill Companies
SWL&P                            Superior Water, Light and Power Company
Taconite Harbor                  Taconite Harbor Energy Center
Town Center                      Town Center at Palm Coast development project
                                      in northeast Florida
Town Center District             Town Center at Palm Coast Community
                                      Development District
WDNR                             Wisconsin Department of Natural Resources


                      ALLETE First Quarter 2007 Form 10-Q                      2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties, which are beyond our control and may cause actual results or outcomes to differ materially from those that may be projected. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically:

   -  our ability to successfully implement our strategic objectives;
   -  our ability to manage expansion and integrate acquisitions;
   - prevailing governmental policies, regulatory actions, and legislation including those of the United States Congress, state legislatures, the FERC, the MPUC, the PSCW, and various local and county regulators, and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, real estate development, operation and construction of plant facilities, recovery of purchased power and capitl investments, present or prospective
      wholesale   and  retail   competition   (including   but  not  limited  to
      transmission costs), zoning and permitting of land held for resale and environmental regulation;
   -  effects of restructuring initiatives in the electric industry;
   -  economic and geographic factors, including political and economic risks;
   -  changes in and compliance with laws and policies;
   -  weather conditions;
   -  natural disasters and pandemic diseases;
   -  war and acts of terrorism;
   -  wholesale power market conditions;
   -  population growth rates and demographic patterns;
   - effects of competition, including competition for retail and wholesale customers;
   -  changes in the real estate market;
   -  pricing and transportation of commodities;
   -  changes in tax rates or policies or in rates of inflation;
   -  unanticipated project delays or changes in project costs;
   - availability of construction materials and skilled construction labor for capital projects;
   -  unanticipated changes in operating expenses and capital expenditures;
   -  global and domestic economic conditions;
   -  our ability to access capital markets and bank financing;
   -  changes in interest rates and the performance of the financial markets;
   - our ability to replace a mature workforce, and retain qualified, skilled and experienced personnel; and
   - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A under the heading "Risk Factors" in Part I of our 2006 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

3                     ALLETE First Quarter 2007 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                         ALLETE
                                               CONSOLIDATED BALANCE SHEET
                                                  MILLIONS - UNAUDITED
                                                                                         MARCH 31,        DECEMBER 31,
                                                                                           2007               2006
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash and Cash Equivalents                                                          $   46.4          $   44.8
      Short-Term Investments                                                                 82.1             104.5
      Accounts Receivable (Less Allowance of $1.1 at March 31, 2007 and                      73.4              70.9
                           December 31, 2006)
      Inventories                                                                            44.3              43.4
      Prepayments and Other                                                                  35.6              23.8
      Deferred Income Taxes                                                                     -               0.3
-----------------------------------------------------------------------------------------------------------------------

         Total Current Assets                                                               281.8             287.7

Property, Plant and Equipment - Net                                                         933.0             921.6

Investments                                                                                 206.7             189.1

Other Assets                                                                                138.6             135.0

-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                             $1,560.1          $1,533.4
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
      Accounts Payable                                                                   $   39.4          $   53.5
      Accrued Taxes                                                                          39.2              23.3
      Accrued Interest                                                                        6.4               8.6
      Long-Term Debt Due Within One Year                                                     32.3              29.7
      Deferred Profit on Sales of Real Estate                                                 3.2               4.1
      Other                                                                                  24.9              24.3
-----------------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                                          145.4             143.5

Long-Term Debt                                                                              359.3             359.8

Deferred Income Taxes                                                                       131.0             130.8

Other Liabilities                                                                           229.2             226.1

Minority Interest                                                                             7.5               7.4
-----------------------------------------------------------------------------------------------------------------------

         Total Liabilities                                                                  872.4             867.6
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized,
      30.5 and 30.4 Shares Outstanding                                                      442.9             438.7

Unearned ESOP Shares                                                                        (69.7)            (71.9)

Accumulated Other Comprehensive Loss                                                         (8.6)             (8.8)

Retained Earnings                                                                           323.1             307.8
-----------------------------------------------------------------------------------------------------------------------

         Total Shareholders' Equity                                                         687.7             665.8
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $1,560.1          $1,533.4
-----------------------------------------------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these statements.

                      ALLETE First Quarter 2007 Form 10-Q                      4

                                                         ALLETE
                                            CONSOLIDATED STATEMENT OF INCOME
                                      MILLIONS EXCEPT PER SHARE AMOUNTS - UNAUDITED
                                                                                                QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                            2007              2006
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                                                          $205.3            $192.5
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Fuel and Purchased Power                                                                  77.7              69.4
   Operating and Maintenance                                                                 74.6              74.5
   Depreciation                                                                              11.7              12.2
-----------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                                           164.0              156.1
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                                                  41.3              36.4
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest Expense                                                                          (6.3)             (6.4)
   Other                                                                                      7.5               1.7
-----------------------------------------------------------------------------------------------------------------------

         Total Other Income (Expense)                                                         1.2              (4.7)
-----------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST AND INCOME TAXES                                                 42.5              31.7

MINORITY INTEREST                                                                             0.1               1.3
-----------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                                       42.4              30.4

INCOME TAX EXPENSE                                                                           16.1              11.6
-----------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                            26.3              18.8

LOSS FROM DISCONTINUED OPERATIONS                                                               -                 -
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                 $ 26.3           $  18.8
-----------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
   Basic                                                                                     28.1              27.6
   Diluted                                                                                   28.1              27.7
-----------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK
   Continuing Operations                                                                    $0.93             $0.68
   Discontinued Operations                                                                      -                 -
-----------------------------------------------------------------------------------------------------------------------

                                                                                            $0.93             $0.68
-----------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                                                       $0.4100           $0.3625
-----------------------------------------------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these statements.

5                     ALLETE First Quarter 2007 Form 10-Q

                                                         ALLETE
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  MILLIONS - UNAUDITED
                                                                                                QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                            2007              2006
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                               $26.3             $18.8
   Income from Equity Investments                                                            (0.8)                -
   Gain on Sale of Assets                                                                    (1.9)                -
   Depreciation                                                                              11.7              12.2
   Deferred Income Taxes                                                                      0.3              (1.7)
   Minority Interest                                                                          0.1               1.3
   Stock Compensation Expense                                                                 0.5               0.4
   Bad Debt Expense                                                                           0.1               0.2
   Changes in Operating Assets and Liabilities
      Accounts Receivable                                                                     0.4              12.9
      Inventories                                                                            (0.9)              1.2
      Prepayments and Other                                                                 (11.8)              6.8
      Accounts Payable                                                                      (10.5)            (11.2)
      Other Current Liabilities                                                              10.7              14.6
   Other Assets                                                                              (0.1)             (1.3)
   Other Liabilities                                                                          2.1               2.6
   Net Operating Activities for Discontinued Operations                                         -             (12.6)
-----------------------------------------------------------------------------------------------------------------------

         Cash from Operating Activities                                                      26.2              44.2
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Proceeds from Sale of Available-For-Sale Securities                                       32.9             126.3
   Payments for Purchase of Available-For-Sale Securities                                   (10.5)           (170.9)
   Changes to Investments                                                                   (15.9)              2.4
   Additions to Property, Plant and Equipment                                               (25.5)            (13.6)
   Proceeds from Sale of Assets                                                               1.3                 -
   Other                                                                                     (2.5)              4.4
   Net Investing Activities from Discontinued Operations                                        -               2.2
-----------------------------------------------------------------------------------------------------------------------

         Cash for Investing Activities                                                      (20.2)            (49.2)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Issuance of Common Stock                                                                   3.8               5.1
   Issuance of Long-Term Debt                                                                62.7              50.0
   Payments of Debt                                                                         (60.6)            (51.4)
   Dividends on Common Stock and Distributions to Minority Shareholders                     (10.3)             (9.9)
   Net Decrease in Book Overdrafts                                                              -              (3.4)
   Net Financing Activities for Discontinued Operations                                         -                 -
-----------------------------------------------------------------------------------------------------------------------
      Cash for Financing Activities                                                          (4.4)             (9.6)
-----------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                           1.6             (14.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             44.8              89.6
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $46.4             $75.0
-----------------------------------------------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these statements.

                      ALLETE First Quarter 2007 Form 10-Q                      6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements and notes should be read in conjunction with our 2006 Form 10-K. In our opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made and have occurred in the normal course of business. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

                                                     MARCH 31,     DECEMBER 31,
INVENTORIES                                            2007            2006
--------------------------------------------------------------------------------
MILLIONS
Fuel                                                  $20.2           $18.9
Materials and Supplies                                 24.1            24.5
--------------------------------------------------------------------------------

Total Inventories                                     $44.3           $43.4
--------------------------------------------------------------------------------

SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION. Amounts presented for 2006 have been revised to eliminate intercompany interest payments from cash paid during the period for Interest - Net of Amounts Capitalized.

CONSOLIDATED STATEMENT OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE
FOR THE QUARTER ENDED MARCH 31                         2007            2006
--------------------------------------------------------------------------------
MILLIONS
Cash Paid During the Period for
     Interest - Net of Amounts Capitalized             $9.2            $8.8
     Income Taxes                                      $1.9            $3.7

Noncash Investing Activities
     Accounts Payable for Capital Additions to
         Property Plant and Equipment                  $3.6               -
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS. SFAS 157. In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. We are currently evaluating the impact that the adoption of SFAS 157 would have on our consolidated financial position, results of operations and cash flows.

SFAS 159. In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments' carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity shall report in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. We are currently evaluating the impact that the adoption of SFAS 159 would have on our consolidated financial position, results of operations and cash flows.

7                     ALLETE First Quarter 2007 Form 10-Q

NOTE 2.   BUSINESS SEGMENTS


                                                                     ENERGY
                                                     ----------------------------------------
                                                                  NONREGULATED
                                                       REGULATED     ENERGY      INVESTMENT      REAL
                                      CONSOLIDATED      UTILITY    OPERATIONS      IN ATC       ESTATE       OTHER
------------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED MARCH 31, 2007

Operating Revenue                        $205.3         $180.2        $16.8            -          $8.2       $ 0.1
Fuel and Purchased Power                   77.7           77.7            -            -             -           -
Operating and Maintenance                  74.6           56.9         14.4            -           2.9         0.4
Depreciation Expense                       11.7           10.6          1.1            -             -           -
------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                  41.3           35.0          1.3            -           5.3        (0.3)
Interest Expense                           (6.3)          (5.2)        (0.6)           -             -        (0.5)
Other Income                                7.5            0.5          2.3         $2.9             -         1.8
------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest
    and Income Taxes                       42.5           30.3          3.0          2.9           5.3         1.0
Minority Interest                           0.1              -            -            -           0.1           -
------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                    42.4           30.3          3.0          2.9           5.2         1.0
Income Tax Expense                         16.1           11.5          0.8          1.1           2.1         0.6
------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations          26.3         $ 18.8        $ 2.2         $1.8          $3.1       $ 0.4
                                                     -------------------------------------------------------------------

Loss from
    Discontinued Operations - Net
    of Tax                                    -
----------------------------------------------------

Net Income                               $ 26.3
----------------------------------------------------


AT MARCH 31, 2007

Total Assets                           $1,560.1       $1,182.8        $79.5        $63.7         $90.6      $143.5
Property, Plant and Equipment - Net      $933.0         $880.5        $49.0            -             -        $3.5
Accumulated Depreciation                 $817.5         $775.7        $40.1            -             -        $1.7
Capital Expenditures                      $21.9          $21.9            -            -             -           -


FOR THE QUARTER ENDED MARCH 31, 2006

Operating Revenue                        $192.5         $162.4       $ 16.3            -         $13.7       $ 0.1
Fuel and Purchased Power                   69.4           69.4            -            -             -           -
Operating and Maintenance                  74.5           55.8         14.1            -           3.4         1.2
Depreciation Expense                       12.2           11.1          1.1            -             -           -
------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                  36.4           26.1          1.1            -          10.3        (1.1)
Interest Expense                           (6.4)          (5.1)        (0.5)           -             -        (0.8)
Other Income                                1.7              -          0.3            -             -         1.4
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing
 Operations
    Before Minority Interest
    and Income Taxes                       31.7           21.0          0.9            -          10.3        (0.5)
Minority Interest                           1.3              -            -            -           1.3           -
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing
  Operations
    Before Income Taxes                    30.4           21.0          0.9            -           9.0        (0.5)
Income Tax Expense (Benefit)               11.6            8.0            -            -           4.0        (0.4)
------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing
  Operations                               18.8         $ 13.0       $  0.9            -         $ 5.0       $(0.1)
                                                     -------------------------------------------------------------------
Loss from
    Discontinued Operations - Net
    of Tax                                    -
----------------------------------------------------

Net Income                               $ 18.8
----------------------------------------------------


AT MARCH 31, 2006

Total Assets                           $1,404.0         $974.3       $105.2            -         $70.4      $254.1
Property, Plant and Equipment - Net      $862.3         $803.2        $54.3            -             -        $4.8
Accumulated Depreciation                 $797.5         $760.8        $35.1            -             -        $1.6
Capital Expenditures                      $13.6          $13.3         $0.3            -             -           -


                      ALLETE First Quarter 2007 Form 10-Q                      8

NOTE 3.    INVESTMENTS

SHORT-TERM INVESTMENTS. At March 31, 2007 and December 31, 2006, we held $82.1 million and $104.5 million, respectively, of Short-Term investments, consisting of auction rate bonds and variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost; however, their cost approximates fair value because the variable interest rates for these securities typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

LONG-TERM INVESTMENTS. At March 31, 2007, Investments included the real estate assets of ALLETE Properties, our investment in ATC, debt and equity securities consisting primarily of securities held to fund employee benefits and our emerging technology investments.

We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, "Accounting for Investments in Limited Liability Companies," which requires the use of the equity method of accounting for investments in limited liability companies.

                                                                           MARCH 31,                 DECEMBER 31,
INVESTMENTS                                                                   2007                       2006
---------------------------------------------------------------------------------------------------------------------
MILLIONS
Real Estate Assets                                                           $ 90.6                     $ 89.8
Debt and Equity Securities                                                     43.4                       36.4
Investment in ATC                                                              63.7                       53.7
Emerging Technology Investments                                                 9.0                        9.2
---------------------------------------------------------------------------------------------------------------------

Total Investments                                                            $206.7                     $189.1
---------------------------------------------------------------------------------------------------------------------


                                                                           MARCH 31,                 DECEMBER 31,
REAL ESTATE ASSETS                                                            2007                       2006
---------------------------------------------------------------------------------------------------------------------
MILLIONS

Land Held for Sale Beginning Balance                                          $58.0                      $48.0
    Additions during period:Capitalized Improvements                            2.8                       18.8
                            Purchases                                             -                        1.4
    Deductions during period: Cost of Real Estate Sold                         (0.9)                     (10.2)
---------------------------------------------------------------------------------------------------------------------

Land Held for Sale Ending Balance                                              59.9                       58.0
Long-Term Finance Receivables                                                  17.1                       18.3
Other <F1>                                                                     13.6                       13.5
---------------------------------------------------------------------------------------------------------------------

Total Real Estate Assets                                                      $90.6                      $89.8
---------------------------------------------------------------------------------------------------------------------

<F1> Consisted primarily of a shopping center.

Finance receivables have maturities ranging up to 7 years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.2 million at March 31, 2007 ($0.2 million at December 31, 2006).

INVESTMENT IN ATC. In December 2005, we entered into an agreement with Wisconsin Public Service Corporation and WPS Investments, LLC that provides for our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, to invest $60 million in ATC. In May 2006, the PSCW reviewed and approved the request that allowed Rainy River Energy to invest in ATC. In 2007, we invested an additional $8.7 million ($51.4 million invested through December 31, 2006) in ATC, reaching our approximate $60 million investment commitment. As of March 31, 2007, our equity investment balance in ATC was $63.7 million ($53.7 million at December 31, 2006), representing an 8.5 percent ownership interest.

9                     ALLETE First Quarter 2007 Form 10-Q

NOTE 4.    SHORT-TERM AND LONG-TERM DEBT

On February 1, 2007, we issued $60 million in principal amount of First Mortgage Bonds, 5.99% Series due February 1, 2027, in the private placement market. Proceeds were used to retire $60 million in principal amount of First Mortgage Bonds, 7% Series due on February 15, 2007.


NOTE 5.     OTHER INCOME (EXPENSE)

                                                                                         QUARTER ENDED
                                                                                           MARCH 31,
                                                                                  2007                  2006
------------------------------------------------------------------------------------------------------------------
MILLIONS

Loss on Emerging Technology Investments                                          $(0.9)                 $(1.2)
Income from Investment in ATC (See Note 3)                                         2.9                      -
Investment and Other Income                                                        5.5                    2.9
------------------------------------------------------------------------------------------------------------------

Total Other Income                                                               $ 7.5                  $ 1.7
------------------------------------------------------------------------------------------------------------------


NOTE 6.    INCOME TAX EXPENSE

                                                                                         QUARTER ENDED
                                                                                           MARCH 31,
                                                                                  2007                  2006
------------------------------------------------------------------------------------------------------------------
MILLIONS

Current Tax Expense
     Federal                                                                     $11.9                 $10.8
     State                                                                         3.9                   2.5
------------------------------------------------------------------------------------------------------------------

                                                                                  15.8                  13.3
------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                                                       0.2                  (1.6)
     State                                                                         0.4                   0.2
------------------------------------------------------------------------------------------------------------------

                                                                                   0.6                  (1.4)
------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                              (0.3)                 (0.3)
------------------------------------------------------------------------------------------------------------------

Income Tax Expense from Continuing Operations                                     16.1                  11.6
Income Tax Benefit from Discontinued Operations                                      -                     -
------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                                         $16.1                 $11.6
------------------------------------------------------------------------------------------------------------------

For the quarter ended March 31, 2007, the effective tax rate on income from continuing operations before minority interest was 37.9 percent (36.6 percent for the quarter ended March 31, 2006). The effective tax rate of 37.9 percent for the quarter ended March 31, 2007, deviated from the statutory rate, primarily due to deductions for Medicare health subsidies, domestic manufacturing deduction, allowance for funds used during construction and depletion.

UNCERTAIN TAX POSITIONS. Effective January 1, 2007, we adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." As a result of the implementation of FIN 48, we recognized a $1.0 million increase in the liability for unrecognized tax benefits. The adoption of FIN 48 also resulted in a reduction in retained earnings of $0.7 million, a reduction of deferred tax liabilities of $0.8 million and an increase in accrued interest of $0.5 million. Subsequent to the implementation of FIN 48, ALLETE's gross unrecognized tax benefits were $10.4 million. Of this total, $6.8 million (net of federal tax benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.

                      ALLETE First Quarter 2007 Form 10-Q                     10

Included in the liability for unrecognized tax benefits balance as of January 1, 2007, are $0.8 million (net of federal tax benefit on state issues) of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of deductibility. Due to the impact of deferred tax accounting, other than the accounting for interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate. The disallowance would, however, accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses in the Consolidated Statement of Income. As of January 1, 2007, the Company had $1.3 million of accrued interest and $0 of accrued penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

We, along with our subsidiaries, file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, ALLETE is no longer subject to federal examination for years before 2003 or state examinations for years before 2001.

We expect that the amount of unrecognized tax benefits as of January 1, 2007, will change in the next 12 months; however, we do not expect the change to have a significant impact on our financial position, results of operations or cash flows.


NOTE 7.    COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2007, total comprehensive income (loss), net of tax, was $26.5 million ($19.1 million for the quarter ended March 31, 2006). Total comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available-for-sale, and our unfunded pension liabilities.


ACCUMULATED OTHER COMPREHENSIVE                                                          MARCH 31,
INCOME (LOSS) - NET OF TAX                                                    2007                       2006
---------------------------------------------------------------------------------------------------------------------
MILLIONS

Unrealized Gain on Securities                                               $  4.2                      $  2.4
Defined Benefit Pension and Other Postretirement Plans                       (12.8)                          -
Additional Pension Liability                                                     -                       (14.9)
---------------------------------------------------------------------------------------------------------------------

Total Accumulated Other Comprehensive Loss                                  $ (8.6)                     $(12.5)
---------------------------------------------------------------------------------------------------------------------

11                     ALLETE First Quarter 2007 Form 10-Q

NOTE 8.     EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, "Earnings Per Share," for the quarter ended March 31, 2007, 0.1 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would be anti-dilutive. For the quarter ended March 31, 2006, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

                                                            2007                                2006
                                                ---------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
---------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS

FOR THE QUARTER ENDED MARCH 31,

Income from Continuing Operations                $26.3         -        $26.3        $18.8         -        $18.8
Common Shares                                     28.1         -         28.1         27.6       0.1         27.7
Per Share from Continuing Operations             $0.93         -        $0.93        $0.68         -        $0.68
---------------------------------------------------------------------------------------------------------------------

NOTE 9.    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                                               POSTRETIREMENT
                                                                  PENSION                      HEALTH AND LIFE
                                                        -------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE                 2007            2006             2007            2006
---------------------------------------------------------------------------------------------------------------------
MILLIONS

FOR THE QUARTER ENDED MARCH 31,

Service Cost                                              $ 1.3            $ 2.3           $ 1.0            $ 1.1
Interest Cost                                               5.7              5.5             1.9              1.9
Expected Return on Plan Assets                             (7.7)            (7.1)           (1.6)            (1.4)
Amortization of Prior Service Costs                         0.2              0.2               -                -
Amortization of Net Loss                                    0.8              1.2             0.2              0.4
Amortization of Transition Obligation                         -                -             0.6              0.6
---------------------------------------------------------------------------------------------------------------------

Net Periodic Benefit Expense                              $ 0.3            $ 2.1           $ 2.1            $ 2.6
---------------------------------------------------------------------------------------------------------------------

In 2005, we determined that our postretirement health care plans meet the requirements of the Centers for Medicare and Medicaid Services' (CMS) regulations and enrolled with the CMS to begin recovering the subsidy. We expect to receive the first subsidy payment in 2007 for 2006 credits.

EMPLOYER CONTRIBUTIONS. For the quarter ended March 31, 2007, $2.8 million of contributions were made to our postretirement health and life plans. We do not expect to make any additional contributions to fund our postretirement health and life plans in 2007. We do not expect to make any contributions to our defined benefit pension plans in 2007.

                      ALLETE First Quarter 2007 Form 10-Q                     12

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

Minnesota Power was entitled to approximately 71 percent of the Unit's output under the Agreement prior to 2006. Beginning in 2006, Minnkota Power exercised its option to reduce Minnesota Power's entitlement by approximately 5 percent annually. We received notices from Minnkota Power reducing our output entitlement by approximately 5 percent annually to 60 percent as of January 1, 2007, 55 percent on January 1, 2008, and 50 percent on January 1, 2009, and thereafter. Minnkota Power has no further option to reduce Minnesota Power's entitlement below 50 percent. Minnesota Power is obligated to pay its pro-rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At March 31, 2007, Square Butte had total debt outstanding of $297.6 million. Total annual debt service for Square Butte is expected to be approximately $26 million in each of the years 2007 through 2011. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

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

COAL, RAIL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2008 to December 2009. We also have rail and shipping agreements for the transportation of all of our coal, with various expiration dates ranging from December 2007 to December 2011. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $42.0 million in 2007, $16.4 million in 2008, $11.1 million in 2009 and no specific commitments beyond 2009. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $2.0 million at March 31, 2007 ($2.5 million at December 31, 2006), and will be invested in 2007. We do not have plans to make any additional investments beyond this commitment.

13                    ALLETE First Quarter 2007 Form 10-Q

ENVIRONMENTAL MATTERS. Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to stricter environmental requirements through legislation and/or rulemaking in the future, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense unless recoverable in rates from customers.

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. A report submitted in 2003 identified some MGP-like chemicals that were found in the soil near the former plant site. The on-site investigation continued through the fall of 2006. The final Phase II report is expected in May 2007. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred at the time SWL&P filed their 2005 rate request. In December 2006, the PSCW approved the recovery of an additional $186,000 of site investigation costs that were incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

EPA CLEAN AIR INTERSTATE RULE AND CLEAN AIR MERCURY RULE. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of SO2 and NOX in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers as "significantly contributing" to air quality standards non-attainment in other states. The EPA also announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps electric utility mercury emissions nationwide. The CAIR and the CAMR regulations have been challenged in the federal court system, which may delay implementation or modify provisions. Minnesota Power is participating in a legal challenge to the CAIR, but is not participating in a challenge to the CAMR. However, if the CAMR and the CAIR do go into effect, Minnesota Power expects to be required to: (1) make emissions reductions; (2) purchase mercury, SO2 and NOX allowances through the EPA's cap-and-trade system; or (3) use a combination of both.

Minnesota Power petitioned the EPA to review their CAIR determinations affecting Minnesota. In July 2005, Minnesota Power also filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit (Court of Appeals). In November 2005, the EPA agreed to reconsider certain aspects of the CAIR, including the Minnesota Power petition addressing emissions applied to air quality modeling used to determine Minnesota's inclusion in the CAIR region and our claims about inequities in the SO2 allowance methodology. In March 2006, the EPA announced that it would not make any changes to the CAIR as a result of the petitions for reconsideration. Petitions for Review, including Minnesota Power's, remain pending at the Court of Appeals. If the Petitions for Review filed with the Court of Appeals are successful, we expect to incur significantly lower compliance costs, consistent with the rules applicable to those states determined to not be "significant contributors" to air quality non-attainment as addressed under the CAIR. Resolution of the CAIR Petition for Review with the Court of Appeals is anticipated in 2008.

                      ALLETE First Quarter 2007 Form 10-Q                     14

COMMUNITY DEVELOPMENT DISTRICT OBLIGATIONS. TOWN CENTER. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, which are payable over 31 years (by May 1, 2036). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of a portion of the major infrastructure improvements at Town Center. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments were billed to Town Center landowners beginning in November 2006. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At March 31, 2007, we owned 73 percent of the assessable land in the Town Center District.

PALM COAST PARK. In May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, which are payable over 31 years (by May 1, 2037). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) are being used to pay for the construction of the major infrastructure improvements at Palm Coast Park and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments will be billed to Palm Coast Park landowners beginning in November 2007. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At March 31, 2007, we owned 97 percent of the assessable land in the Palm Coast Park District.

OTHER. We are involved in litigation arising in the normal course of business. Also in the normal course of business, we are involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to materially change our present liquidity position or have a material adverse effect on our financial condition.

15                    ALLETE First Quarter 2007 Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, management discussion and analysis from the 2006 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" located on page 3 and "Risk Factors" located in Part I, Item 1A, page 24 of our 2006 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

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

REAL ESTATE includes our Florida real estate operations.

OTHER includes our investments in emerging technologies, and earnings on cash and short-term investments.

                     ALLETE First Quarter 2007 Form 10-Q                      16


                                                          QUARTER ENDED
                                                             MARCH 31,
KILOWATTHOURS SOLD                                  2007                  2006
--------------------------------------------------------------------------------
MILLIONS

     Regulated Utility
         Retail and Municipals
              Residential                           341.6                 308.0
              Commercial                            352.2                 328.7
              Municipals                            266.4                 219.3
              Industrial                          1,705.4               1,822.3
              Other                                  22.2                  20.0
--------------------------------------------------------------------------------

                  Total Retail and Municipals     2,687.8               2,698.3
         Other Power Suppliers                      524.0                 505.1
--------------------------------------------------------------------------------

                  Total Regulated Utility         3,211.8               3,203.4
     Nonregulated Energy Operations                  63.7                  65.6
--------------------------------------------------------------------------------

                                                  3,275.5               3,269.0
--------------------------------------------------------------------------------


                                                 QUARTER ENDED
                                                   MARCH 31,
REAL ESTATE                            2007                          2006
REVENUE AND SALES ACTIVITY     QUANTITY    AMOUNT             QUANTITY    AMOUNT
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS

Town Center Sales
    Commercial Sq. Ft.             -         -                80,000     $  1.5

Other Land Sales
    Acres <F1>                   367     $ 6.0                   456       10.3
--------------------------------------------------------------------------------

Contract Sales Price <F2>                  6.0                             11.8

Revenue Recognized from
    Previously Deferred Sales              1.3                              1.5

Deferred Revenue                             -                             (0.7)

Adjustments <F3>                             -                             (0.1)
--------------------------------------------------------------------------------

Revenue from Land Sales                    7.3                             12.5

Other Revenue                              0.9                              1.2
--------------------------------------------------------------------------------

                                         $ 8.2                           $ 13.7
--------------------------------------------------------------------------------

<F1> Acreage amounts are shown on a gross basis, including wetlands and minority interest.
<F2> Reflected total contract sales price on closed land transactions.
<F3> Contributed development dollars, which are  credited to cost of real estate sold.

17                    ALLETE First Quarter 2007 Form 10-Q

NET INCOME

The following income discussion summarizes, by segment, a comparison of the quarter ended March 31, 2007, to the quarter ended March 31, 2006.

REGULATED UTILITY contributed income of $18.8 million in 2007 ($13.0 million in 2006). The increase in earnings for 2007 reflect:

    -  increased  electric  sales  to  Residential,   Commercial  and  Municipal
       customers, as well as increased gas sales at SWL&P due to colder weather in the first quarter of 2007;
    -  rate increases effective January 1, 2007, at SWL&P; and
    -  increased sales to other power suppliers under long-term contract.

NONREGULATED ENERGY OPERATIONS reported income of $2.2 million in 2007 ($0.9 million income in 2006), reflecting a $1.2 million after tax gain on land sold that was part of the land received when we purchased Taconite Harbor.

INVESTMENT IN ATC contributed income of $1.8 million in 2007. Our initial investment in ATC was in May 2006.

REAL ESTATE contributed income of $3.1 million in 2007 ($5.0 million in 2006). Income was higher in 2006 due to the timing and mix of land sale transaction closings. The timing of the closing of real estate sales varies from period to period and impacts comparisons between years.

OTHER reflected net income of $0.4 million in 2007 ($0.1 million loss in 2006), primarily due to additional investment income.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2007 AND 2006

(SEE NOTE 2. BUSINESS SEGMENTS FOR FINANCIAL RESULTS BY SEGMENT.)

REGULATED UTILITY

     OPERATING REVENUE increased $17.8 million, or 11 percent, from 2006 primarily due to increased fuel clause recoveries, increased kilowatthour sales to Retail, Commercial and Municipal customers, increased power marketing sales, and increased gas revenue at SWL&P.

     Fuel clause recoveries increased $7.3 million in 2007 as a result of increased purchased power expenses (See Fuel and Purchased Power Expense discussion on the next page).

     Residential, Commercial and Municipal kilowatthour sales increased 104.2 million, or 12 percent, from 2006 reflecting a 10 percent increase in heating degree days in our service territory and two existing municipal customers converting to full-energy requirements. The converting customers contributed an additional 34.4 million in kilowatthour sales.

     Revenue from other power suppliers increased $2.1 million, or 9 percent, from 2006 primarily due to an increase in kilowatthour sales to an existing customer under a long-term contract expiring in 2010. (See Part 1, Item 3.
     - Quantitative and Qualitative Disclosures about Market Risk - Power Marketing.)

     Natural gas revenue increased $0.9 million from 2006 primarily due to higher sales as a result of colder weather and rate increases at SWL&P. New rates became effective January 1, 2007, at SWL&P and reflect a 2.8 percent increase in electric rates, a 1.4 percent increase in gas rates and an 8.6 percent increase in water rates.

     Revenue from electric sales to taconite customers accounted for 23 percent of consolidated operating revenue in 2007 (24 percent in 2006). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2007 and 2006. Revenue from electric sales to pipelines accounted for 6 percent of consolidated operating revenue in 2007 (6 percent in 2006).

                     ALLETE First Quarter 2007 Form 10-Q                      18

     OPERATING EXPENSES increased $8.9 million, or 7 percent, from 2006.

     FUEL AND PURCHASED POWER EXPENSE increased $8.3 million from 2006 primarily due to a $26.3 million increase in purchased power, which was partially offset by lower fuel expense. The increase in purchased power was due to a 79 percent increase in kilowatthours purchased and higher energy prices.
     Low hydro generation, outages at Boswell Units 3 & 4, Laskin Unit 1 (relating to the AREA Plan environmental retrofits), and Square Butte contributed to lower fuel and higher purchased power expenses. The replacement power costs are recovered through the regulated utility fuel adjustment clause in Minnesota.

     From mid-March to mid-April, output from Boswell Unit 4 was reduced approximately 20 percent, due to a malfunction of one or more generator stator coils. Boswell Unit 4 was removed from service in mid-April, and is expected to be back in service at full capacity in mid-May after the affected coils are replaced. The cost of the replacement coils are covered under the original manufacturer's warranty.

     OPERATING AND MAINTENANCE EXPENSE increased $1.1 million, or 2 percent, from 2006 due to a $0.7 million increase in expenses associated with outages at Boswell Units 3 & 4 and a $0.5 million increase at SWL&P primarily due to increased natural gas purchases.

     INTEREST EXPENSE increased $0.1 million, or 2 percent, from 2006.

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE increased $0.5 million, or 3 percent, from 2006 primarily due to increased coal sales at BNI.

     OPERATING EXPENSES increased $0.3 million, or 2 percent, from 2006 due to a $0.7 million increase in fuel and tire expense at BNI, partially offset by lower natural gas prices at Rapids Energy Center.

     OTHER INCOME increased $2.0 million from 2006 reflecting a $1.9 million gain on land sold which was part of the land received when we purchased Taconite Harbor.

INVESTMENT IN ATC

     OTHER INCOME reflected $2.9 million of income in 2007 resulting from our pro-rata share of ATC's earnings as discussed in Note 3.

REAL ESTATE

     OPERATING REVENUE decreased $5.5 million, or 40 percent, from 2006 due to the timing and mix of land sale transaction closings. Revenue from land sales in 2007 was $7.3 million which included $1.3 million in previously deferred revenue. In 2006, revenue from land sales was $12.5 million which included $1.5 million in previously deferred revenue. In 2007, 367 acres of other land was sold (456 acres in 2006). For the quarter ended March 31, 2007, there were no commercial square feet sold. (80,000 commercial square feet sold at Town Center in 2006).

     OPERATING EXPENSES decreased $0.5 million, or 15 percent, from 2006 reflecting a decrease in the cost of real estate sold ($0.9 million in 2007; $1.9 million in 2006).

19                   ALLETE First Quarter 2007 Form 10-Q

OTHER

     OPERATING EXPENSES decreased $0.8 million from 2006 reflecting lower general and administrative expenses.

     INTEREST EXPENSE decreased $0.3 million from 2006.

     OTHER INCOME increased $0.4 million from 2006 primarily due to additional investment income.

INCOME TAXES

For the quarter ended March 31, 2007, the effective tax rate on income from continuing operations before minority interest was 37.9 percent (36.6 percent for the quarter ended March 31, 2006). The effective rate of 37.9 percent for the quarter ended March 31, 2007, deviated from the statutory rate (approximately 40 percent) primarily due to deductions for Medicare health subsidies, domestic manufacturing deduction, allowance for funds used during construction and depletion.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting measurements under applicable GAAP involve management's judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: impairment of long-lived assets, pension and postretirement health and life actuarial assumptions, regulatory accounting, valuation of investments and provisions for environmental remediation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in
Part II, Item 7 of our 2006 Form 10-K.

OUTLOOK

EARNINGS GUIDANCE. We expect ALLETE's diluted earnings per share from continuing operations to be in the range previously indicated in the 2006 10-K. The guidance stated that the Company's earnings are expected to be between $2.95 to $3.05. This earnings projection does not include an impact from any investment we may make in new growth opportunities.

ENERGY.

LARGE POWER CUSTOMERS. Electric power is a key component in the mining, taconite and paper production industries. Sales to our Large Power Customers within these industries represent more than half of Minnesota Power's regulated utility electric sales. On April 25, 2007, the MPUC approved our electric service agreement with PolyMet Mining, Inc. (PolyMet). In 2006, a contract for approximately 70 MW was successfully negotiated with PolyMet, a new industrial customer planning to start a copper, nickel and precious metals (non-ferrous) mining operation in late 2008. If PolyMet's environmental permits are received and start-up is achieved, the contract with PolyMet will run through at least 2018.

AREA AND BOSWELL 3 EMISSION REDUCTION PLAN. To date, we have spent $17.7 million of the expected $60 million on the AREA project. On April 15, 2007, Laskin Unit 1 was placed back in service and cost-recovery will begin May 1, 2007. A cost-recovery filing was made for Taconite Harbor Unit 2 on March 27, 2007, with expected cost-recovery beginning July 1, 2007, pending MPUC approval. On April 26, 2007, the DOC filed comments recommending approval of the cost-recovery filing for Taconite Harbor Unit 2. To date, we have spent $18.3 million of the expected $200 million on the Boswell Unit 3 emission reduction plan. In late March 2007, the Boswell Unit 3 project received the necessary construction permits. On April 25, 2007, the MPCA issued its assessment of the Boswell Unit 3 Emission Reduction Plan under the Mercury Emissions Reduction Act of 2006. The MPCA found that Minnesota Power's plan meets the statutory requirements and found it appropriate. We expect to begin construction in May 2007.

                     ALLETE First Quarter 2007 Form 10-Q                      20

MINNESOTA FUEL CLAUSE INVESTIGATION. In June 2003, the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. Minnesota Power's initial comments on the proposed scope and procedure of the investigation were filed in July 2003. In November 2003, the MPUC approved the initial scope and procedure of the investigation. The investigation's purpose was to focus on whether the fuel clause continues to be an appropriate regulatory tool. Subsequent comments were filed during 2004. The Docket then became dormant while the MISO Day 2 Docket, which held many fuel clause considerations, became very active. In March 2007, the MPUC solicited comments on whether the original fuel clause investigation should continue and, if so, what issues should be pursued. Minnesota Power filed comments in April 2007, suggesting that if the investigation continued, it should focus on remaining key elements of the fuel clause, beyond the purchased power transactions examined in the MISO Day 2 proceeding, such as fuel purchases and outages. Additionally, Minnesota Power's comments suggested that more specialized fuel clause issues be addressed in separate dockets on an as needed basis.

RENEWABLE ENERGY. In February 2007, the Minnesota Legislature enacted a law requiring most electric utilities to generate 25 percent of their energy through renewable energy sources by 2025. Minnesota Power worked with other stakeholders to ensure the legislation included provisions for allowing regulatory assessment of the cost and feasibility on individual utilities of meeting the 25 percent standard on individual utilities. Minnesota Power was developing and making renewable supply additions as part of its generation planning strategy prior to this legislation and this activity will continue.

In December 2006, we began purchasing the output from a 50-MW wind facility located in North Dakota, Oliver Wind I, under a 25-year power purchase agreement with an affiliate of FPL Energy.

In January 2007, we filed with the MPUC a second 25-year wind power purchase agreement and related renewable resource rider to purchase an additional 48-MW of wind energy from Oliver Wind II, an expansion of Oliver Wind I located in North Dakota. The project is expected to be operational by the end of 2007, pending MPUC approval. The MPUC hearing on the Oliver Wind II project was scheduled for May 3, 2007.

In April 2007, we filed with the MPUC for approval of two 20-year Community-Based Energy Development (C-BED) Project power purchase agreements. The 2.5-MW Wing River Wind C-BED Project, with Wing River Wind, LLC is expected to be operational by the end of June 2007, pending MPUC approval. The 30-MW Bear Creek Wind Partners project, with Bear Creek Wind Partners, LLC is expected to be operational by the end of 2008, pending MPUC approval. Per Minnesota Statute, the power purchase agreements will be deemed approved unless objection is received within 30 days of the filing, which would be on May 29, 2007.

In the fall of 2007, pending MPUC approval of a wind facility site permit, we intend to begin construction of the 25-MW Taconite Ridge Wind Facility, to be located in Northeastern Minnesota. The Taconite Ridge Wind Facility is expected to become operational in mid-2008.

Minnesota Power continues to investigate additional renewable energy resources including biomass, hydroelectric and wind generation that will help it meet the Minnesota 25 percent renewable energy standard. The Company will submit plans regarding the additional renewable energy options currently under study as a part of its Resource Plan filing with the State of Minnesota by November 1, 2007. We will also make specific renewable project filings for regulatory approval as needed.

INVESTMENT IN ATC. In February 2007, we completed our $60 million investment in ATC. As of March 31, 2007 our equity investment was $63.7 million, representing an 8.5 percent ownership interest. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. (See Note 3.)

REAL ESTATE. In June 2005, we began selling property from our Town Center development project. In August 2006, we began selling property from our Palm Coast Park development project. Since land is being sold before completion of the project infrastructure, revenue and cost of real estate sold are recorded using a percentage-of-completion method. As of March 31, 2007, we had $3.2 million ($4.3 million revenue; $0.9 million cost of real estate sold; $0.2 million selling expense) of deferred profit on sales of real estate, before taxes and minority interest, on our consolidated balance sheet. The majority of deferred profit relates to sales at Town Center.

21                   ALLETE First Quarter 2007 Form 10-Q


REAL ESTATE
PENDING CONTRACTS                                                    CONTRACT
AT MARCH 31, 2007                           QUANTITY <F1>          SALES PRICE
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS

Town Center
     Commercial Sq. Ft.                     827,200                  $  26.1
     Residential Units                        1,040                     16.2

Palm Coast Park
     Commercial Sq. Ft.                      50,000                      2.5
     Residential Units                        2,387                     60.1

Other Land
     Acres                                      207                      6.2
--------------------------------------------------------------------------------

                                                                     $ 111.1
--------------------------------------------------------------------------------

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

At March 31, 2007, total pending land sales under contract were $111.1 million and are anticipated to close at various times through 2012. Pending land sales under contract for properties at Town Center and Palm Coast Park totaled $42.3 million and $62.6 million, respectively. Prices on these contracts range from $20 to $60 per commercial square foot, $8,000 to $34,000 per residential unit and $11,000 to $127,000 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the other properties under contract are zoned commercial or mixed use. In addition to minimum-base price contracts, certain contracts allow us to receive participation revenue from land sales to third parties if various formula-based criteria are achieved.

If a purchaser defaults under terms of a contract, our remedies generally include retention of the purchaser's deposit and the ability to remarket the property to other prospective buyers. In many cases, the purchaser has also incurred significant costs in planning, designing and marketing of the property under contract before the contract closes.


SUMMARY OF DEVELOPMENT PROJECTS
FOR THE QUARTER ENDED                                        TOTAL              RESIDENTIAL         COMMERCIAL
MARCH 31, 2007                          OWNERSHIP            ACRES <F1>           UNITS <F2>         SQ. FT. <F2><F3>
---------------------------------------------------------------------------------------------------------------------

Town Center                                 80%
     At December 31, 2006                                    1,356                2,222              2,705,310
     Change in Estimate <F1>                                    17                   97                 23,537
---------------------------------------------------------------------------------------------------------------------

                                                             1,373                2,319              2,728,847
---------------------------------------------------------------------------------------------------------------------

Palm Coast Park                            100%
     At December 31, 2006                                    4,337                3,760              3,156,800
     Change in Estimate <F1>                                   112                    -                      -
---------------------------------------------------------------------------------------------------------------------

                                                             4,449                3,760              3,156,800
---------------------------------------------------------------------------------------------------------------------

Ormond Crossings                           100%
     At December 31, 2006                                    5,960                 <F4>                   <F4>
     Change in Estimate <F1>                                     8
---------------------------------------------------------------------------------------------------------------------

                                                             5,968
---------------------------------------------------------------------------------------------------------------------

                                                            11,790                6,079              5,885,647
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

                     ALLETE First Quarter 2007 Form 10-Q                      22


SUMMARY OF OTHER LAND INVENTORIES
FOR THE QUARTER ENDED
MARCH 31, 2007                        OWNERSHIP     TOTAL     MIXED USE    RESIDENTIAL   COMMERCIAL   AGRICULTURAL
---------------------------------------------------------------------------------------------------------------------

ACRES <F1>

Palm Coast Holdings                      80%
     At December 31, 2006                            2,136       1,404          346           247          139
     Change in Estimate                               (666)       (474)        (244)          101          (49)
---------------------------------------------------------------------------------------------------------------------

                                                     1,470         930          102           348           90
---------------------------------------------------------------------------------------------------------------------

Lehigh                                   80%
     At December 31, 2006                              223           -          140            74            9
     Change in Estimate                                  -           -            -             -            -
---------------------------------------------------------------------------------------------------------------------

                                                       223           -          140            74            9
---------------------------------------------------------------------------------------------------------------------

Cape Coral                              100%
     At December 31, 2006                               30           -            1            29            -
     Property Sold                                      (3)          -            -            (3)           -
---------------------------------------------------------------------------------------------------------------------

                                                        27           -            1            26            -
---------------------------------------------------------------------------------------------------------------------

Other <F2>                              100%
     At December 31, 2006                              934           -            -             -          934
     Property Sold                                    (364)          -            -             -         (364)
     Change in Estimate                               (113)          -            -             -         (113)
---------------------------------------------------------------------------------------------------------------------

                                                       457           -            -             -          457
---------------------------------------------------------------------------------------------------------------------

                                                     2,177         930          243           448          556
---------------------------------------------------------------------------------------------------------------------

<F1> Acreage amounts  are approximate and  shown on a gross basis, including wetlands  and minority interest. Acreage amounts  may vary  due  to platting  or surveying  activity. Wetland amounts vary by  property and are often not formally determined prior to sale.  The actual property allocation at full build-out may be different than these estimates.
<F2> Includes  land  located in Ormond Beach, Florida and other land located in Palm Coast, Florida  not  included in development projects.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

We believe our financial condition is strong, as evidenced by cash and cash equivalents and short-term investments of $128.5 million, and a debt to total capital ratio of 36 percent at March 31, 2007.

OPERATING ACTIVITIES. Cash flows from operating activities were $26.2 million for the quarter ended March 31, 2007 ($44.2 million for the quarter ended March 31, 2006). Cash from operating activities was lower in 2007, primarily due to an $18.3 million change in cash flow from deferred fuel costs (included in Prepayments and Other) yet to be recovered through future billings. Deferred fuel costs increased due to generation outages, lower hydro generation and cooler weather in the first quarter of 2007 resulting in increased purchased power. Cash flow from accounts receivable collections in 2006 was higher due to the collection of deferred fuel cost billings related to outages in late 2005. Cash used for discontinued operations was higher in 2006 due to payment of $12.6 million of accrued liabilities from 2005.

INVESTING ACTIVITIES. Cash flow used in investing activities was $20.2 million for the quarter ended March 31, 2007 ($49.2 million for the quarter ended March 31, 2006). Cash used for investing activities was lower in 2007 than 2006, primarily due to decreased activity within our short-term investment portfolio. In 2007, net proceeds of $22.4 million were received from the sale of short-term investments, while 2006 included $44.6 million of net purchases. Cash used for investing activities in 2007 reflected $8.7 million invested in ATC and an $11.9 million increase in additions to property, plant and equipment due to major environmental construction projects.

23                   ALLETE First Quarter 2007 Form 10-Q

FINANCING ACTIVITIES. Cash flow used in financing activities was $4.4 million for the quarter ended March 31, 2007 ($9.6 million for the quarter ended March 31, 2006). The decrease in cash used for financing activities reflected a $2.7 million increase in borrowings under the line of credit at ALLETE Properties in 2007 and dividends paid of $0.4 million.

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.5 million original issue shares of our common stock available for issuance through INVEST DIRECT, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $170.0 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

SECURITIES

There have been no material changes from the securities disclosed under the heading "Securities" in Part II, Item 7 of our 2006 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2006 Form 10-K, with additional disclosure discussed in Note 10 of this Form 10-Q.

CAPITAL REQUIREMENTS

For the quarter ended March 31, 2007, capital expenditures for continuing operations totaled $21.9 million ($13.6 million in 2006), which were spent in the Regulated Utility segment. Internally generated funds were the source of funding for these expenditures.

Real estate development expenditures are and will be funded with a revolving development loan and tax-exempt bonds issued by community development districts. Additional disclosure regarding the Town Center and Palm Coast Park district tax-exempt bonds is included in Note 10 of this Form 10-Q.

ENVIRONMENTAL MATTERS AND OTHER

As previously discussed in our Critical Accounting Policies section, our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to restrictive environmental requirements through legislation and/or rulemaking in the future, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. We are unable to predict the outcome of the matters discussed in Note 10 of this Form 10-Q.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. As of March 31, 2007, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits included in Investments, and various auction rate bonds and variable rate demand notes included in Short-Term Investments. Our available-for-sale securities portfolio had a fair value of $109.9 million at March 31, 2007 ($130.1 million at December 31, 2006) and a total unrealized after-tax gain of $4.2 million at March 31, 2007 ($4.0 million at December 31, 2006).

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review, on a quarterly basis, available-for-sale securities for other than temporary impairment by assessing such factors as share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairments on our available-for-sale securities for the quarter ended March 31, 2007.

                     ALLETE First Quarter 2007 Form 10-Q                      24

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investments in venture capital funds under the equity method and account for our direct investments in privately-held companies under the cost method based primarily on our ownership percentages. The total carrying value of our emerging technology portfolio was $9.0 million at March 31, 2007 ($9.2 million at December 31, 2006). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. Our basis in direct investments in privately-held companies included in the emerging technology portfolio was zero at March 31, 2007, and December 31, 2006.

COMMODITY PRICE RISK

Our regulated utility operations in Minnesota and Wisconsin incur costs for fuel (primarily coal), power and natural gas purchased for resale in our regulated service territories, and related transportation. Our regulated utilities' exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory environment, which generally allows a fuel clause surcharge if costs are in excess of those in our last rate filing. Conversely, costs below those in our last rate filing resulted in a rate credit. We seek to prudently manage our customers' exposure to price risk by entering into contracts of various durations and terms for the purchase of coal and power (in Minnesota), power and natural gas (in Wisconsin), and related transportation costs.

POWER MARKETING

Our power marketing activities consist of (1) purchasing energy in the wholesale market for resale in our regulated service territories when retail energy requirements exceed generation output and (2) selling excess available generation and purchased power.

From time to time, our utility operations may have excess generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is typically sold in the MISO market at market prices.

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

25                   ALLETE First Quarter 2007 Form 10-Q

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 10 of this Form 10-Q, and are incorporated by reference herein.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2006 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Reference is made to our 2006 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2006 Form 10-K.

Ref. Page 8 - Energy - Regulated Utility, Large Power Customer Contracts, First Full Paragraph

On December 12, 2006, Minnesota Power announced it reached an agreement with PolyMet to provide all of its electric service needs through 2018 at its proposed copper, nickel and precious metals mining operation located in northeastern Minnesota. PolyMet plans to begin commercial operations at its mine and process plant complex near Hoyt Lakes, Minnesota, by late 2008, pending completion of financing arrangements and receipt of regulatory approvals. Once fully operational, it is anticipated that PolyMet will require approximately 70 MW of electric power, becoming one of Minnesota Power's large industrial customers. The PolyMet electric service agreement was approved by the MPUC on April 25, 2007.

Ref. Page 8 - Energy - Regulated Utility, Large Power Customer Contracts - Fifth Paragraph


MINIMUM REVENUE AND DEMAND UNDER CONTRACT                               MINIMUM                        MONTHLY
AS OF MARCH 31, 2007                                                 ANNUAL REVENUE <F1><F2>          MEGAWATTS
---------------------------------------------------------------------------------------------------------------------
                                                                       MILLIONS

     2007                                                               $96.9                            625
     2008                                                               $31.4                            180
     2009                                                               $25.9                            148
     2010                                                               $25.8                            148
     2011                                                               $19.0                            106
---------------------------------------------------------------------------------------------------------------------

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

                     ALLETE First Quarter 2007 Form 10-Q                      26

Ref. Page 16 - Real Estate, Fifth Full Paragraph

In April 2007, Palm Coast Center, LLC, (a joint venture between Developers Realty Corporation "DRC" and Weingarten Realty Investors) and Target Corporation closed on the entire 50-acre power center site. The aggregate sales price was $12.6 million plus a $1.0 million contribution to pay a portion of the site preparation costs.

Ref. Page 49 - Credit Ratings, Fifth Full Paragraph

CREDIT RATINGS

As of April 20, 2007 our securities have been rated by Standard & Poor's and by Moody's. Rating agencies use both quantitative and qualitative measures in determining a company's credit rating. According to the rating agencies, some of these factors include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective. The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.


CREDIT RATINGS                                                                STANDARD & POOR'S            MOODY'S
---------------------------------------------------------------------------------------------------------------------

Issuer Credit Rating                                                                BBB+                    Baa2
Commercial Paper                                                                     A-2                     P-2
Senior Secured
     First Mortgage Bonds                                                             A-                    Baa1
     Pollution Control Bonds                                                          A                     Baa1
Unsecured Debt
     Collier County Industrial Development Revenue Bonds - Fixed Rate                BBB                      -
---------------------------------------------------------------------------------------------------------------------

Ref. Page 75 - Fuel Clause Recovery of MISO Day 2 Costs, Seventh Full Paragraph

On January 8, 2007, the Minnesota Office of Attorney General petitioned for reconsideration of the MPUC's December 20, 2006, order. Accordingly, Minnesota Power delayed implementation of the order and continued to recover MISO Day 2 costs consistent with previously issued interim orders. On February 15, 2007, the MPUC declined to address the Minnesota Office of Attorney General's request for reconsideration. On April 10, 2007, the Minnesota Office of Attorney General filed an appeal with the Minnesota Court of Appeals. The appeal does not alter current cost recovery of MISO charges in accordance with the MPUC's order. Minnesota Power timely responded to the Minnesota Office of Attorney General's notice of filing, and awaits the court's scheduling order setting forth a briefing schedule.

27                    ALLETE First Quarter 2007 Form 10-Q

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

       99 ALLETE News Release dated May 4, 2007, announcing 2007 first quarter earnings. (THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.)

                      ALLETE First Quarter 2007 Form 10-Q                     28

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ALLETE, INC.





May 4, 2007                                     Mark A. Schober
                               -------------------------------------------------
                                                Mark A. Schober
                               Senior Vice President and Chief Financial Officer





May 4, 2007                                     Steven Q. DeVinck
                               -------------------------------------------------
                                                Steven Q. DeVinck
                                                    Controller

29                    ALLETE First Quarter 2007 Form 10-Q