Form 10-Q
period 2007-06-30
ALLETE INC
filed 2007-07-27
CIK 66756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended JUNE 30, 2007

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ______________


                          Commission File Number 1-3548


                                  ALLETE, INC.
             (Exact name of registrant as specified in its charter)

       MINNESOTA                                                41-0418150
(State or other jurisdiction                                  (IRS Employer
   of incorporation or                                      Identification No.)
     organization)

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

                           Common Stock, no par value,
                          30,701,629 shares outstanding
                               as of June 30, 2007

                                   INDEX
                                                                            Page

Definitions                                                                    2

Safe Harbor Statement Under the Private Securities Litigation Reform Act
of 1995                                                                        3

Part I.  Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheet -
                   June 30, 2007 and December 31, 2006                         4

              Consolidated Statement of Income -
                   Quarter and Six Months Ended June 30, 2007 and 2006         5

              Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2007 and 2006                     6

              Notes to Consolidated Financial Statements                       7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        17

         Item 3.   Quantitative and Qualitative Disclosures about Market
                   Risk                                                       28

         Item 4.   Controls and Procedures                                    29

Part II. Other Information

         Item 1.   Legal Proceedings                                          30

         Item 1A.  Risk Factors                                               30

         Item 2.   Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                   30

         Item 3.   Defaults Upon Senior Securities                            30

         Item 4.   Submission of Matters to a Vote of Security Holders        30

         Item 5.   Other Information                                          31

         Item 6.   Exhibits                                                   32

Signatures                                                                    33


1                     ALLETE Second Quarter 2007 Form 10-Q

                                   DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to "we," "us" and "our" are to ALLETE, Inc. and its subsidiaries, collectively.

ABBREVIATION OR ACRONYM                 TERM
--------------------------------------------------------------------------------

2006 Form 10-K                          ALLETE's Annual Report on Form 10-K for
                                             the Year Ended December 31, 2006
ALLETE                                  ALLETE, Inc.
ALLETE Properties                       ALLETE Properties, LLC
AREA                                    Arrowhead Regional Emission Abatement
                                             Plan
ATC                                     American Transmission Company LLC
BNI Coal                                BNI Coal, Ltd.
Boswell                                 Boswell Energy Center
Company                                 ALLETE, Inc. and its subsidiaries
DOC                                     Minnesota Department of Commerce
EITF                                    Emerging Issues Task Force Issue No.
EPA                                     Environmental Protection Agency
ESOP                                    Employee Stock Ownership Plan
FASB                                    Financial Accounting Standards Board
FERC                                    Federal Energy Regulatory Commission
FIN                                     FASB Interpretations
GAAP                                    Accounting Principles Generally Accepted
                                             in the United States of America
Heating Degree Days                     Measure of the extent to which the
                                             average daily temperature is below
                                             65 degrees  Fahrenheit, increasing
                                             demand for heating
Laskin                                  Laskin Energy Center
Minnesota Power                         An operating division of ALLETE, Inc.
Minnkota Power                          Minnkota Power Cooperative, Inc.
MISO                                    Midwest Independent Transmission System
                                             Operator, Inc.
Moody's                                 Moody's Investors Service, Inc.
MPCA                                    Minnesota Pollution Control Agency
MPUC                                    Minnesota Public Utilities Commission
MW                                      Megawatt(s)
Note ___                                Note ___ to the consolidated financial
                                             statements in this Form 10-Q
NOX                                     Nitrogen Oxide
Palm Coast Park                         Palm Coast Park development project in
                                             northeast Florida
Palm Coast Park District                Palm Coast Park Community Development
                                             District
PSCW                                    Public Service Commission of Wisconsin
Resource Plan                           Integrated Resource Plan
SEC                                     Securities and Exchange Commission
SFAS                                    Statement of Financial Accounting
                                             Standards No.
SO2                                     Sulfur Dioxide
Square Butte                            Square Butte Electric Cooperative
Standard & Poor's                       Standard & Poor's Ratings Group, a
                                             division of McGraw-Hill Companies
SWL&P                                   Superior Water, Light and Power Company
Taconite Harbor                         Taconite Harbor Energy Center
Town Center                             Town Center at Palm Coast development
                                             project in northeast Florida
Town Center District                    Town Center at Palm Coast Community
                                             Development District
WDNR                                    Wisconsin Department of Natural
                                             Resources

                      ALLETE Second Quarter 2007 Form 10-Q                     2

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

Forward-looking statements involve estimates, assumptions, risks and uncertainties, which are beyond our control and may cause actual results or outcomes to differ materially from those that may be projected. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically:

    -    our ability to successfully implement our strategic objectives;
    -    our ability to manage expansion and integrate acquisitions;
    - prevailing governmental policies, regulatory actions, and legislation including those of the United States Congress, state legislatures, the FERC, the MPUC, the PSCW, and various local and county regulators, and city administrators, about allowed rates of return, financings, industry and rate structure, acquisition and disposal of assets and facilities, real estate development, operation and construction of plant facilities, recovery of purchased power and capital investments, present or prospective wholesale and retail competition (including but not limited to transmission costs), zoning and permitting of land held for resale and environmental regulation;
    -    effects of restructuring initiatives in the electric industry;
    - economic and geographic factors, including political and economic risks;
    -    changes in and compliance with laws and policies;
    -    weather conditions;
    -    natural disasters and pandemic diseases;
    -    war and acts of terrorism;
    -    wholesale power market conditions;
    -    population growth rates and demographic patterns;
    - effects of competition, including competition for retail and wholesale customers;
    -    changes in the real estate market;
    -    pricing and transportation of commodities;
    -    changes in tax rates or policies or in rates of inflation;
    -    unanticipated project delays or changes in project costs;
    - availability of construction materials and skilled construction labor for capital projects;
    -    unanticipated changes in operating expenses and capital expenditures;
    -    global and domestic economic conditions;
    -    our ability to access capital markets and bank financing;
    -    changes in interest rates and the performance of the financial markets;
    - our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and
    - the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

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

3                     ALLETE Second Quarter 2007 Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                                    ALLETE
                                           CONSOLIDATED BALANCE SHEET
                                             MILLIONS - UNAUDITED
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2007               2006
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $   37.1           $   44.8
     Short-Term Investments                                                            121.8              104.5
     Accounts Receivable (Less Allowance of $1.1 at June 30, 2007 and                   67.7               70.9
                          December 31, 2006)
     Inventories                                                                        46.9               43.4
     Prepayments and Other                                                              33.5               23.8
     Deferred Income Taxes                                                                 -                0.3
-------------------------------------------------------------------------------------------------------------------

         Total Current Assets                                                          307.0              287.7

Property, Plant and Equipment - Net                                                    977.2              921.6

Investments                                                                            207.8              189.1

Other Assets                                                                           137.7              135.0

-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $1,629.7           $1,533.4
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities
     Accounts Payable                                                               $   47.7           $   53.5
     Accrued Taxes                                                                      19.9               23.3
     Accrued Interest                                                                    7.9                8.6
     Long-Term Debt Due Within One Year                                                 29.5               29.7
     Deferred Profit on Sales of Real Estate                                             5.0                4.1
     Other                                                                              20.5               24.3
-------------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                                     130.5              143.5

Long-Term Debt                                                                         409.2              359.8

Deferred Income Taxes                                                                  130.5              130.8

Other Liabilities                                                                      237.4              226.1

Minority Interest                                                                        8.8                7.4
-------------------------------------------------------------------------------------------------------------------

         Total Liabilities                                                             916.4              867.6
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common Stock Without Par Value, 43.3 Shares Authorized,
     30.7 and 30.4 Shares Outstanding                                                  455.0              438.7

Unearned ESOP Shares                                                                   (68.2)             (71.9)

Accumulated Other Comprehensive Loss                                                    (7.3)              (8.8)

Retained Earnings                                                                      333.8              307.8
-------------------------------------------------------------------------------------------------------------------

         Total Shareholders' Equity                                                    713.3              665.8
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,629.7           $1,533.4
-------------------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2007 Form 10-Q                     4

                                                             ALLETE
                                               CONSOLIDATED STATEMENT OF INCOME
                                        MILLIONS EXCEPT PER SHARE AMOUNTS - UNAUDITED
                                                                     QUARTER ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                                  2007            2006               2007            2006
-----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE                                               $ 223.3         $ 178.3             $ 428.6         $ 370.8
-----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and Purchased Power                                      92.9            63.0               170.6           132.4
     Operating and Maintenance                                     84.6            76.8               159.2           151.3
     Depreciation                                                  11.9            12.2                23.6            24.4
-----------------------------------------------------------------------------------------------------------------------------

         Total Operating Expenses                                 189.4           152.0               353.4           308.1
-----------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME FROM CONTINUING OPERATIONS                        33.9            26.3                75.2            62.7
-----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest Expense                                              (6.1)           (6.4)              (12.4)          (12.8)
     Other                                                          7.3             3.4                14.8             5.1
-----------------------------------------------------------------------------------------------------------------------------

         Total Other Income (Expense)                               1.2            (3.0)                2.4            (7.7)
-----------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST AND INCOME TAXES                     35.1            23.3                77.6            55.0

MINORITY INTEREST                                                   1.3             0.8                 1.4             2.1
-----------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                           33.8            22.5                76.2            52.9

INCOME TAX EXPENSE                                                 11.2             8.9                27.3            20.5
-----------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                  22.6            13.6                48.9            32.4

LOSS FROM DISCONTINUED OPERATIONS                                     -            (0.4)                  -            (0.4)
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $  22.6         $  13.2             $  48.9         $  32.0
-----------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OF COMMON STOCK
     Basic                                                         28.2            27.7                28.1            27.6
     Diluted                                                       28.3            27.9                28.2            27.8
-----------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE OF COMMON STOCK
     Continuing Operations                                        $0.80           $0.50               $1.74           $1.18
     Discontinued Operations                                          -           (0.02)                  -           (0.02)
-----------------------------------------------------------------------------------------------------------------------------

                                                                  $0.80           $0.48               $1.74           $1.16
-----------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE OF COMMON STOCK
     Continuing Operations                                        $0.80           $0.49               $1.73           $1.17
     Discontinued Operations                                          -           (0.02)                  -           (0.02)
-----------------------------------------------------------------------------------------------------------------------------

                                                                  $0.80           $0.47               $1.73           $1.15
-----------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE OF COMMON STOCK                             $0.4100         $0.3625             $0.8200         $0.7250
-----------------------------------------------------------------------------------------------------------------------------

                                  The accompanying notes are an integral part of these statements.

5                     ALLETE Second Quarter 2007 Form 10-Q

                                                       ALLETE
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                               MILLIONS - UNAUDITED
                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      2007               2006
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net Income                                                                      $ 48.9             $ 32.0
     Loss from Discontinued Operations                                                    -                0.4
     Income from Equity Investments                                                    (1.6)                 -
     Gain on Sale of Assets                                                            (2.1)                 -
     Depreciation                                                                      23.6               24.4
     Deferred Income Taxes                                                             (1.1)              (4.7)
     Minority Interest                                                                  1.4                2.1
     Stock Compensation Expense                                                         1.0                0.9
     Bad Debt Expense                                                                   0.5                0.4
     Changes in Operating Assets and Liabilities
         Accounts Receivable                                                            5.6               17.7
         Inventories                                                                   (3.5)              (9.0)
         Prepayments and Other                                                         (9.7)               2.2
         Accounts Payable                                                              (6.9)             (10.9)
         Other Current Liabilities                                                     (9.7)             (10.1)
     Other Assets                                                                       1.0               (1.1)
     Other Liabilities                                                                  4.9                5.1
     Net Operating Activities for Discontinued Operations                                 -              (13.0)
-----------------------------------------------------------------------------------------------------------------

         Cash from Operating Activities                                                52.3               36.4
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from Sale of Available-For-Sale Securities                              187.2              410.6
     Payments for Purchase of Available-For-Sale Securities                          (204.5)            (414.1)
     Changes to Investments                                                           (17.8)             (11.2)
     Additions to Property, Plant and Equipment                                       (70.1)             (35.3)
     Proceeds from Sale of Assets                                                       1.4                  -
     Other                                                                              1.5                2.5
     Net Investing Activities from Discontinued Operations                                -                2.2
-----------------------------------------------------------------------------------------------------------------

         Cash for Investing Activities                                               (102.3)             (45.3)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Issuance of Common Stock                                                          15.4                8.8
     Issuance of Debt                                                                 110.2               50.0
     Payments of Long-Term Debt                                                       (61.0)             (52.0)
     Dividends on Common Stock and Distributions to Minority Shareholders             (22.3)             (21.3)
     Net Decrease in Book Overdrafts                                                      -               (3.4)
-----------------------------------------------------------------------------------------------------------------

         Cash from (for) Financing Activities                                          42.3              (17.9)
-----------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                    (7.7)             (26.8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       44.8               89.6
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 37.1             $ 62.8
-----------------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of these statements.

                      ALLETE Second Quarter 2007 Form 10-Q                     6

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

NOTE 1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

                                                                                    JUNE 30,         DECEMBER 31,
INVENTORIES                                                                           2007               2006
-----------------------------------------------------------------------------------------------------------------
MILLIONS
Fuel                                                                                  $22.1              $18.9
Materials and Supplies                                                                 24.8               24.5
-----------------------------------------------------------------------------------------------------------------

Total Inventories                                                                     $46.9              $43.4
-----------------------------------------------------------------------------------------------------------------

ASSET RETIREMENT OBLIGATION (ARO). At June 30, 2007, our ARO balance was $35.9 million, ($27.2 million at December 31, 2006). This increase is primarily due to the establishment of an ARO for our Taconite Harbor facility resulting from the MPUC's approval of our decommissioning estimate.

SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION. Amount presented for June 30, 2006, which was $19.4 million has been revised to eliminate intercompany interest payments of $7.0 million from cash paid during the period for Interest
- Net of Amounts Capitalized.

CONSOLIDATED STATEMENT OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE
FOR THE SIX MONTHS ENDED JUNE 30,                                                     2007               2006
-----------------------------------------------------------------------------------------------------------------
MILLIONS
Cash Paid During the Period for
     Interest - Net of Amounts Capitalized                                            $14.3              $12.4
     Income Taxes                                                                     $20.3              $31.1

Noncash Investing Activities
     Accounts Payable for Capital Additions to
         Property Plant and Equipment                                                  $1.2                  -
-----------------------------------------------------------------------------------------------------------------

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

7                     ALLETE Second Quarter 2007 Form 10-Q

NOTE 2.     BUSINESS SEGMENTS

                                                                     ENERGY
                                                      --------------------------------------
                                                                  NONREGULATED
                                                       REGULATED     ENERGY      INVESTMENT      REAL
                                      CONSOLIDATED      UTILITY    OPERATIONS      IN ATC       ESTATE       OTHER
--------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED JUNE 30, 2007

Operating Revenue                        $223.3         $179.0       $16.2             -        $ 28.0       $ 0.1
Fuel and Purchased Power                   92.9           92.9           -             -             -           -
Operating and Maintenance                  84.6           61.2        14.9             -           7.8         0.7
Depreciation                               11.9           10.7         1.1             -             -         0.1
--------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                  33.9           14.2         0.2             -          20.2        (0.7)
Interest Expense                           (6.1)          (5.2)       (0.2)            -          (0.2)       (0.5)
Other Income                                7.3            0.9         0.4          $3.2             -         2.8
--------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest
    and Income Taxes                       35.1            9.9         0.4           3.2          20.0         1.6
Minority Interest                           1.3              -           -             -           1.3           -
--------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                    33.8            9.9         0.4           3.2          18.7         1.6
Income Tax Expense (Benefit)               11.2            3.8        (0.2)          1.3           7.2        (0.9)
--------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations          22.6         $  6.1       $ 0.6          $1.9        $ 11.5       $ 2.5
                                                       -------------------------------------------------------------
Loss from
    Discontinued Operations -
        Net of Tax                            -
-------------------------------------------------

Net Income                               $ 22.6
-------------------------------------------------



FOR THE QUARTER ENDED JUNE 30, 2006

Operating Revenue                        $178.3         $146.5      $ 16.5             -        $ 15.2       $ 0.1
Fuel and Purchased Power                   63.0           63.0           -             -             -           -
Operating and Maintenance                  76.8           57.2        14.1             -           4.9         0.6
Depreciation                               12.2           11.1         1.0             -             -         0.1
--------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                  26.3           15.2         1.4             -          10.3        (0.6)
Interest Expense                           (6.4)          (4.9)       (0.5)            -             -        (1.0)
Other Income                                3.4            0.5           -             -             -         2.9
--------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest
    and Income Taxes                       23.3           10.8         0.9             -          10.3         1.3
Minority Interest                           0.8              -           -             -           0.8           -
--------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                    22.5           10.8         0.9             -           9.5         1.3
Income Tax Expense                          8.9            4.0           -             -           3.9         1.0
--------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations          13.6         $  6.8      $  0.9             -        $  5.6       $ 0.3
                                                       -------------------------------------------------------------
Loss from
    Discontinued Operations -
        Net of Tax                         (0.4)
-------------------------------------------------

Net Income                               $ 13.2
-------------------------------------------------

                      ALLETE Second Quarter 2007 Form 10-Q                     8

                                                                       ENERGY
                                                        --------------------------------------
                                                                    NONREGULATED
                                                         REGULATED     ENERGY      INVESTMENT      REAL
                                        CONSOLIDATED      UTILITY    OPERATIONS      IN ATC       ESTATE       OTHER
----------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

Operating Revenue                          $428.6         $359.2       $33.0             -        $ 36.2       $ 0.2
Fuel and Purchased Power                    170.6          170.6           -             -             -           -
Operating and Maintenance                   159.2          118.1        29.3             -          10.7         1.1
Depreciation                                 23.6           21.3         2.2             -             -         0.1
----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                    75.2           49.2         1.5             -          25.5        (1.0)
Interest Expense                            (12.4)         (10.4)       (0.8)            -          (0.2)       (1.0)
Other Income                                 14.8            1.4         2.7          $6.1             -         4.6
----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest
    and Income Taxes                         77.6           40.2         3.4           6.1          25.3         2.6
Minority Interest                             1.4              -           -             -           1.4           -
----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                      76.2           40.2         3.4           6.1          23.9         2.6
Income Tax Expense (Benefit)                 27.3           15.3         0.6           2.4           9.3        (0.3)
----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations            48.9         $ 24.9       $ 2.8          $3.7        $ 14.6       $ 2.9
                                                         -------------------------------------------------------------
Loss from
    Discontinued Operations -
        Net of Tax                              -
--------------------------------------------------

Net Income                                 $ 48.9
--------------------------------------------------


AT JUNE 30, 2007

Total Assets                             $1,629.7       $1,218.9       $79.7         $64.4         $88.1      $178.6
Property, Plant and Equipment - Net        $977.2         $925.2       $48.6             -             -        $3.4
Accumulated Depreciation                   $833.6         $790.7       $41.1             -             -        $1.8
Capital Expenditures                        $71.3          $70.4        $0.9             -             -           -


FOR THE SIX MONTHS ENDED JUNE 30, 2006

Operating Revenue                          $370.8         $308.9      $ 32.8             -        $ 28.9       $ 0.2
Fuel and Purchased Power                    132.4          132.4           -             -             -           -
Operating and Maintenance                   151.3          113.0        28.2             -           8.3         1.8
Depreciation                                 24.4           22.2         2.1             -             -         0.1
----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) from
    Continuing Operations                    62.7           41.3         2.5             -          20.6        (1.7)
Interest Expense                            (12.8)         (10.0)       (1.0)            -             -        (1.8)
Other Income                                  5.1            0.5         0.3             -             -         4.3
----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Minority Interest
    and Income Taxes                         55.0           31.8         1.8             -          20.6         0.8
Minority Interest                             2.1              -           -             -           2.1           -
----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
    Before Income Taxes                      52.9           31.8         1.8             -          18.5         0.8
Income Tax Expense (Benefit)                 20.5           12.0           -             -           7.9         0.6
----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations            32.4         $ 19.8      $  1.8             -        $ 10.6       $ 0.2
                                                         -------------------------------------------------------------
Loss from
    Discontinued Operations -
        Net of Tax                           (0.4)
--------------------------------------------------

Net Income                                 $ 32.0
--------------------------------------------------


AT JUNE 30, 2006

Total Assets                             $1,386.1         $995.0      $104.6             -         $72.4      $214.1
Property, Plant and Equipment - Net        $871.6         $813.6       $53.2             -             -        $4.8
Accumulated Depreciation                   $807.4         $769.4       $36.4             -             -        $1.6
Capital Expenditures                        $35.3          $34.5        $0.8             -             -           -


9                     ALLETE Second Quarter 2007 Form 10-Q

NOTE 3.    INVESTMENTS

SHORT-TERM INVESTMENTS. At June 30, 2007 and December 31, 2006, we held $121.8 million and $104.5 million, respectively, of Short-Term Investments, consisting of auction rate bonds and variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost; however, their cost approximates fair value because the variable interest rates for these securities typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

LONG-TERM INVESTMENTS. At June 30, 2007, Investments included the real estate assets of ALLETE Properties, our investment in ATC, debt and equity securities consisting primarily of securities held to fund employee benefits and our emerging technology investments.

We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, "Accounting for Investments in Limited Liability Companies," which requires the use of the equity method of accounting for investments in limited liability companies.

                                                                            JUNE 30,                 DECEMBER 31,
INVESTMENTS                                                                   2007                       2006
------------------------------------------------------------------------------------------------------------------
MILLIONS
Real Estate Assets                                                           $ 88.1                     $ 89.8
Debt and Equity Securities                                                     46.3                       36.4
Investment in ATC                                                              64.4                       53.7
Emerging Technology Investments                                                 9.0                        9.2
------------------------------------------------------------------------------------------------------------------

Total Investments                                                            $207.8                     $189.1
------------------------------------------------------------------------------------------------------------------

                                                                            JUNE 30,                 DECEMBER 31,
REAL ESTATE ASSETS                                                            2007                       2006
------------------------------------------------------------------------------------------------------------------
MILLIONS
Land Held for Sale Beginning Balance                                          $58.0                      $48.0
    Additions during period:  Capitalized Improvements                          5.6                       18.8
                              Purchases                                           -                        1.4
    Deductions during period: Cost of Real Estate Sold                         (5.0)                     (10.2)
------------------------------------------------------------------------------------------------------------------

Land Held for Sale Ending Balance                                              58.6                       58.0
Long-Term Finance Receivables                                                  16.0                       18.3
Other <F1>                                                                     13.5                       13.5
------------------------------------------------------------------------------------------------------------------

Total Real Estate Assets                                                      $88.1                      $89.8
------------------------------------------------------------------------------------------------------------------

<F1> Consisted primarily of a shopping center.

Finance receivables have maturities ranging up to 7 years, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.2 million at June 30, 2007 ($0.2 million at December 31, 2006).

INVESTMENT IN ATC. In December 2005, we entered into an agreement with Wisconsin Public Service Corporation and WPS Investments, LLC that provides for our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, to invest $60 million in ATC. In the first six months of 2007, we invested an additional $8.7 million ($51.4 million invested through December 31, 2006) in ATC, reaching our approximate $60 million investment commitment. As of June 30, 2007, our equity investment balance in ATC was $64.4 million ($53.7 million at December 31, 2006), representing an 8.3 percent ownership interest.

                      ALLETE Second Quarter 2007 Form 10-Q                    10

NOTE 4.    SHORT-TERM AND LONG-TERM DEBT

On February 1, 2007, we issued $60 million in principal amount of First Mortgage Bonds, 5.99% Series due February 1, 2027, in the private placement market. Proceeds were used to retire $60 million in principal amount of First Mortgage Bonds, 7% Series due on February 15, 2007.

On June 8, 2007, we issued $50 million of senior unsecured notes (Notes) in the private placement market. The Notes bear an interest rate of 5.99 percent and will mature on June 1, 2017. The Company has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Company intends to use the proceeds from the sale of the Notes to fund utility capital projects and for general corporate purposes.


NOTE 5.     OTHER INCOME (EXPENSE)

                                                                          QUARTER ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                       2007         2006         2007          2006
----------------------------------------------------------------------------------------------------------------------
MILLIONS
Gain (Loss) on Emerging Technology Investments                         $ 0.1           -        $ (0.8)       $(1.2)
Income from Investment in ATC (See Note 3)                               3.2           -           6.1            -
Investment and Other Income                                              4.0        $3.4           9.5          6.3
----------------------------------------------------------------------------------------------------------------------

Total Other Income                                                     $ 7.3        $3.4        $ 14.8        $ 5.1
----------------------------------------------------------------------------------------------------------------------


NOTE 6.    INCOME TAX EXPENSE

                                                                          QUARTER ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                       2007         2006          2007         2006
----------------------------------------------------------------------------------------------------------------------
MILLIONS
Current Tax Expense
     Federal                                                          $ 10.1       $ 9.6        $ 22.0       $ 20.4
     State                                                               2.5         2.3           6.4          4.8
----------------------------------------------------------------------------------------------------------------------

                                                                        12.6        11.9          28.4         25.2
----------------------------------------------------------------------------------------------------------------------

Deferred Tax Expense (Benefit)
     Federal                                                            (1.5)       (1.9)         (1.3)        (3.5)
     State                                                               0.3        (0.7)          0.7         (0.5)
----------------------------------------------------------------------------------------------------------------------

                                                                        (1.2)       (2.6)         (0.6)        (4.0)
----------------------------------------------------------------------------------------------------------------------

Deferred Tax Credits                                                    (0.2)       (0.4)         (0.5)        (0.7)
----------------------------------------------------------------------------------------------------------------------

Income Tax Expense from Continuing Operations                           11.2         8.9          27.3         20.5
Income Tax Benefit from Discontinued Operations                            -        (0.3)            -         (0.3)
----------------------------------------------------------------------------------------------------------------------

Total Income Tax Expense                                              $ 11.2       $ 8.6        $ 27.3       $ 20.2
----------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2007, the effective tax rate on income from continuing operations before minority interest was 35.1 percent (37.3 percent for six months ended June 30, 2006). The effective rate of 35.1 percent for the six months ended June 30, 2007, deviated from the statutory rate (approximately 40 percent) primarily due to a state income tax audit settlement ($1.5 million), deductions for Medicare health subsidies, domestic manufacturing deduction, allowance for funds used during construction (AFUDC) and depletion.

11                    ALLETE Second Quarter 2007 Form 10-Q

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

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses in the Consolidated Statement of Income. As of January 1, 2007, the Company had $1.3 million of accrued interest and no accrued penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet. The liability for the payment of interest is $0.8 million as of June 30, 2007.

In May 2007, we settled a state audit resulting in the recognition of a tax benefit of $1.5 million. After the reversal of unrecognized tax benefits upon the audit settlement, ALLETE's gross unrecognized tax benefits were $4.7 million at June 30, 2007. Of this total, $3.1 million (net of federal benefit on state issues) represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.

We, along with our subsidiaries, file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, ALLETE is no longer subject to federal examination for years before 2003 or state examinations for years before 2001.

We expect that the amount of unrecognized tax benefits as of June 30, 2007, will change in the next 12 months; however, we do not expect the change to have a significant impact on our financial position, results of operations or cash flows.


NOTE 7.    DISCONTINUED OPERATIONS

In early 2005, we completed the exit from our Water Services businesses with the sale of our wastewater assets in Georgia, which resulted in an immaterial gain. In 2005, the Florida Public Service Commission approved the transfer of 63 water and wastewater systems from Florida Water Services Corporation to Aqua Utilities Florida, Inc. (Aqua Utilities) and ordered a $1.7 million reduction to plant investment. The Company reserved for the reduction in 2005. On March 15, 2006, the Company paid Aqua Utilities the adjustment refund amount of $1.7 million.

For the quarter and six months ended June 30, 2007, there were no financial results to report as discontinued operations.


                                                                      QUARTER ENDED            SIX MONTHS ENDED
DISCONTINUED OPERATIONS                                                  JUNE 30,                  JUNE 30,
SUMMARY INCOME STATEMENT                                                   2006                      2006
----------------------------------------------------------------------------------------------------------------
MILLIONS
Loss on Disposal
     Water Services                                                       $(0.7)                    $(0.7)
----------------------------------------------------------------------------------------------------------------

Income Tax Benefit
     Water Services                                                         0.3                       0.3
----------------------------------------------------------------------------------------------------------------

         Net Loss on Disposal                                              (0.4)                     (0.4)
----------------------------------------------------------------------------------------------------------------

Loss from Discontinued Operations                                         $(0.4)                    $(0.4)
----------------------------------------------------------------------------------------------------------------

                      ALLETE Second Quarter 2007 Form 10-Q                    12

NOTE 8.    COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2007, total comprehensive income (loss), net of tax, was $23.9 million ($13.2 million for the quarter ended June 30, 2006). For the six months ended June 30, 2007, total comprehensive income (loss), net of tax, was $50.4 million of comprehensive income ($32.3 million of comprehensive loss, net of tax, for the six months ended June 30, 2006). Total comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available-for-sale, and our unfunded pension liabilities.

ACCUMULATED OTHER COMPREHENSIVE                                                          JUNE 30,
INCOME (LOSS) - NET OF TAX                                                    2007                       2006
----------------------------------------------------------------------------------------------------------------
MILLIONS
Unrealized Gain on Securities                                               $  5.0                      $  2.4
Defined Benefit Pension and Other Postretirement Plans                       (12.3)                          -
Additional Pension Liability                                                     -                       (14.9)
----------------------------------------------------------------------------------------------------------------

Total Accumulated Other Comprehensive Loss                                  $ (7.3)                     $(12.5)
----------------------------------------------------------------------------------------------------------------

NOTE 9.     EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, "Earnings Per Share," for the quarter and six months ended June 30, 2007, 0.1 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would be anti-dilutive. For the quarter and six months ended June 30, 2006, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share.


                                                            2007                                2006
                                                -------------------------------------------------------------------
RECONCILIATION OF BASIC AND DILUTED                       DILUTIVE                            DILUTIVE
EARNINGS PER SHARE                               BASIC   SECURITIES    DILUTED       BASIC   SECURITIES    DILUTED
-------------------------------------------------------------------------------------------------------------------
MILLIONS EXCEPT PER SHARE AMOUNTS
FOR THE QUARTER ENDED JUNE 30,

Income from Continuing Operations                $22.6         -        $22.6        $13.6         -        $13.6
Common Shares                                     28.2       0.1         28.3         27.7       0.2         27.9
Per Share from Continuing Operations             $0.80         -        $0.80        $0.50         -        $0.49
-------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,

Income from Continuing Operations                $48.9         -        $48.9        $32.4         -        $32.4
Common Shares                                     28.1       0.1         28.2         27.6       0.2         27.8
Per Share from Continuing Operations             $1.74         -        $1.73        $1.18         -        $1.17
-------------------------------------------------------------------------------------------------------------------

13                    ALLETE Second Quarter 2007 Form 10-Q

NOTE 10.    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS


                                                                                               POSTRETIREMENT
                                                                  PENSION                      HEALTH AND LIFE
                                                       -------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE                 2007            2006             2007            2006
--------------------------------------------------------------------------------------------------------------------
MILLIONS
FOR THE QUARTER ENDED JUNE 30,

Service Cost                                              $ 1.3           $  2.3           $ 0.9           $  1.1
Interest Cost                                               5.7              5.6             1.8              1.8
Expected Return on Plan Assets                             (7.6)            (7.2)           (1.6)            (1.4)
Amortization of Prior Service Costs                         0.1              0.2               -                -
Amortization of Net Loss                                    0.8              1.2             0.1              0.5
Amortization of Transition Obligation                         -             (0.1)            0.6              0.6
--------------------------------------------------------------------------------------------------------------------

Net Periodic Benefit Expense                              $ 0.3           $  2.0           $ 1.8           $  2.6
--------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,

Service Cost                                              $ 2.6           $  4.6           $ 1.9           $  2.2
Interest Cost                                              11.4             11.1             3.7              3.7
Expected Return on Plan Assets                            (15.3)           (14.3)           (3.2)            (2.8)
Amortization of Prior Service Costs                         0.3              0.4               -                -
Amortization of Net Loss                                    1.6              2.4             0.3              0.9
Amortization of Transition Obligation                         -             (0.1)            1.2              1.2
--------------------------------------------------------------------------------------------------------------------

Net Periodic Benefit Expense                              $ 0.6           $  4.1           $ 3.9           $  5.2
--------------------------------------------------------------------------------------------------------------------

In 2005, we determined that our postretirement health care plans meet the requirements of the Centers for Medicare and Medicaid Services' (CMS) regulations and enrolled with the CMS to begin recovering the subsidy. We received our first subsidy payment of $0.3 million in 2007 for 2006 credits.

EMPLOYER CONTRIBUTIONS. For the quarter ended June 30, 2007, no contributions were made to our pension or postretirement health and life plans. For the six months ended june 30, 2007, no contributions were made to our pension plans and $2.8 million of contributions were made to our postretirement health and life plans. We do not expect to make any additional contributions to fund our pension or postretirement health and life plans in 2007.

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

Minnesota Power was entitled to approximately 71 percent of the Unit's output under the Agreement prior to 2006. Beginning in 2006, Minnkota Power exercised its option to reduce Minnesota Power's entitlement by approximately 5 percent annually. We received notices from Minnkota Power reducing our output entitlement by approximately 5 percent annually to 60 percent as of January 1, 2007, 55 percent on January 1, 2008, and 50 percent on January 1, 2009, and thereafter. Minnkota Power has no further option to reduce Minnesota Power's entitlement below 50 percent. Minnesota Power is obligated to pay its pro-rata share of Square Butte's costs based on Minnesota Power's entitlement to Unit output. Minnesota Power's payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte's fixed costs consist primarily of debt service. At June 30, 2007, Square Butte had total debt outstanding of $324.2 million. Total annual debt service for Square Butte is expected to be approximately $26 million in each of the years 2007 through 2011. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.


                      ALLETE Second Quarter 2007 Form 10-Q                    14

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

COAL, RAIL AND SHIPPING CONTRACTS. We have three coal supply agreements with various expiration dates ranging from December 2008 to December 2009. We also have rail and shipping agreements for the transportation of all of our coal, with various expiration dates ranging from December 2007 to December 2011. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $42.0 million in 2007, $16.0 million in 2008, $10.7 million in 2009 and no specific commitments beyond 2009. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

EMERGING TECHNOLOGY PORTFOLIO. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $1.8 million at June 30, 2007 ($2.5 million at December 31, 2006), and will be invested in 2007. We do not have plans to make any additional investments beyond this commitment.

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

SWL&P MANUFACTURED GAS PLANT. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. A report submitted in 2003 identified some MGP-like chemicals that were found in the soil near the former plant site. The investigation continued through the fall of 2006. The final Phase II report was issued on June 7, 2007, confirming our understanding of the issues involved. The final Phase II Report and Risk Assessment were sent to the WDNR for review on June 18, 2007. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred at the time SWL&P filed its 2005 rate request. On December 11, 2006, the PSCW approved the recovery of an additional $186,000 of site investigation costs that were incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

15                     ALLETE Second Quarter 2007 Form 10-Q

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

Minnesota Power petitioned the EPA to review its CAIR determinations affecting Minnesota. In July 2005, Minnesota Power also filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit (Court of Appeals). In November 2005, the EPA agreed to reconsider certain aspects of the CAIR, including the Minnesota Power petition addressing emissions applied to air quality modeling used to determine Minnesota's inclusion in the CAIR region and our claims about inequities in the SO2 allowance methodology. In March 2006, the EPA announced that it would not make any changes to the CAIR as a result of the petitions for reconsideration. Petitions for Review, including Minnesota Power's, remain pending at the Court of Appeals. If the Petitions for Review filed with the Court of Appeals are successful, we expect to incur significantly lower compliance costs, consistent with the rules applicable to those states determined to not be "significant contributors" to air quality non-attainment as addressed under the CAIR. Resolution of the CAIR Petition for Review with the Court of Appeals is anticipated in 2008.

COMMUNITY DEVELOPMENT DISTRICT OBLIGATIONS. TOWN CENTER. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, which are payable over 31 years (by May 1, 2036). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of a portion of the major infrastructure improvements at Town Center. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments were billed to Town Center landowners beginning in November 2006. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At June 30, 2007, we owned 69 percent of the assessable land in the Town Center District (73 percent at December 31, 2006).

PALM COAST PARK. In May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, which are payable over 31 years (by May 1, 2037). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) are being used to pay for the construction of the major infrastructure improvements at Palm Coast Park and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments will be billed to Palm Coast Park landowners beginning in November 2007. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At June 30, 2007, we owned 89 percent of the assessable land in the Palm Coast Park District (97 percent at December 31, 2006).

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

                     ALLETE Second Quarter 2007 Form 10-Q                     16

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, management, discussion and analysis from the 2006 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" located on page 3 and "Risk Factors" located in Part I, Item 1A, page 24 of our 2006 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

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


17                   ALLETE Second Quarter 2007 Form 10-Q

                                                                 QUARTER ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
KILOWATTHOURS SOLD                                           2007           2006             2007           2006
------------------------------------------------------------------------------------------------------------------
MILLIONS
     Regulated Utility
         Retail and Municipals
              Residential                                    231.7           229.1           573.3          537.1
              Commercial                                     320.9           315.5           673.1          644.2

              Municipals                                     229.2           216.1           495.6          435.4
              Industrial                                   1,734.0         1,769.9         3,439.4        3,592.2
              Other                                           19.0            18.6            41.3           38.6
------------------------------------------------------------------------------------------------------------------

                  Total Retail and Municipals              2,534.8         2,549.2         5,222.7        5,247.5
         Other Power Suppliers                               513.0           515.5         1,036.9        1,020.6
------------------------------------------------------------------------------------------------------------------

                  Total Regulated Utility                  3,047.8         3,064.7         6,259.6        6,268.1
     Nonregulated Energy Operations                           59.8            55.3           123.5          120.9
------------------------------------------------------------------------------------------------------------------

                                                           3,107.6         3,120.0         6,383.1        6,389.0
------------------------------------------------------------------------------------------------------------------


                                                 QUARTER ENDED                          SIX MONTHS ENDED
                                                   JUNE 30,                                 JUNE 30,
REAL ESTATE                                2007                2006                 2007                2006
REVENUE AND SALES ACTIVITY              QTY    AMOUNT     QTY     AMOUNT        QTY    AMOUNT       QTY    AMOUNT
------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS
Town Center Sales
    Commercial Sq. Ft.                435,000  $ 12.6   170,695   $  4.7      435,000  $ 12.6     250,695  $ 6.2
    Residential Units                     130     1.6       186      5.6          130     1.6         186    5.6

Palm Coast Park
    Commercial Sq. Ft.                 40,000     2.0         -        -       40,000     2.0           -      -
    Residential Units                     406    11.1         -        -          406    11.1           -      -

Other Land Sales
    Acres <F1>                              -       -        10      5.2          367     6.0         466   15.5
    Lots                                    -       -         -        -            -       -           -      -
------------------------------------------------------------------------------------------------------------------

Contract Sales Price <F2>                        27.3               15.5                 33.3               27.3

Revenue Recognized from
    Previously Deferred Sales                     1.0                2.7                  2.3                4.3

Deferred Revenue                                 (3.1)              (3.2)                (3.1)              (4.0)

Adjustments <F3>                                    -               (1.4)                   -               (1.5)
------------------------------------------------------------------------------------------------------------------

Revenue from Land Sales                          25.2               13.6                 32.5               26.1

Other Revenue                                     2.8                1.6                  3.7                2.8
------------------------------------------------------------------------------------------------------------------

                                               $ 28.0             $ 15.2               $ 36.2              $28.9
------------------------------------------------------------------------------------------------------------------

<F1> Acreage amounts are shown on a gross basis, including wetlands and minority interest.
<F2> Reflected total contract sales price on closed land transactions.
<F3> Contributed development dollars, which are credited to cost of real estate sold.

                     ALLETE Second Quarter 2007 Form 10-Q                     18

NET INCOME

The following income discussion summarizes, by segment, a comparison of the six months ended June 30, 2007, to the six months ended June 30, 2006.

REGULATED UTILITY contributed income of $24.9 million in 2007 ($19.8 million in 2006). The increase in earnings for 2007 reflects:

   - increased electric sales to residential, commercial and municipal customers, as well as increased gas sales at SWL&P due to colder weather in the first quarter of 2007;
   -  rate increases effective January 1, 2007, at SWL&P;
   -  increased sales to other power suppliers under long-term contracts; and
   - increased operations and maintenance expense relating to the Boswell Unit 4 outage.

NONREGULATED ENERGY OPERATIONS reported income of $2.8 million in 2007 ($1.8 million in 2006), reflecting a $1.2 million after tax gain on land sold that was part of our purchase of Taconite Harbor.

INVESTMENT IN ATC contributed income of $3.7 million in 2007. Our initial investment in ATC was in May 2006.

REAL ESTATE contributed income of $14.6 million in 2007 ($10.6 million in 2006). Income was higher in 2007 due to the timing and mix of land sale transaction closings. Two large sales closed during the second quarter of 2007. The timing of the closing of real estate sales varies from period to period and impacts comparisons between years.

OTHER reflected net income of $2.9 million in 2007 ($0.2 million in 2006), due to a state tax audit settlement for $1.5 million and the release from a loan guarantee for Northwest Airlines Corporation of $0.6 million after tax.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 2007 AND 2006

(See Note 2. Business Segments for financial results by segment.)

REGULATED UTILITY

     OPERATING  REVENUE  increased  $32.5  million,  or 22  percent,  from  2006
     primarily  due  to  increased  fuel  clause  recoveries,   increased  power
     marketing prices, and rate increases at SWL&P.

     Fuel clause recoveries increased $30.4 million in 2007 primarily as a result of increased purchased power expenses (see Fuel and Purchased Power Expense discussion below).

     Revenue from other power suppliers increased $2.3 million, or 11 percent, from 2006 primarily due to an 11 percent increase in the price per kilowatthour.

     New rates at SWL&P, which became effective January 1, 2007, reflect a 2.8 percent increase in electric rates, a 1.4 percent increase in gas rates and an 8.6 percent increase in water rates. These rate increases resulted in a $0.3 million increase in operating revenue.

     Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in each of 2007 and 2006. Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in each of 2007 and 2006. Revenue from electric sales to pipelines accounted for 7 percent of consolidated operating revenue in 2007 (6 percent in 2006).

     Overall kilowatthour sales were similar to 2006. Residential, commercial and municipal kilowatthour sales increased 21.1 million, or 3 percent, from 2006, while industrial kilowatthour sales decreased by 35.9 million, or 2 percent. The increase in residential, commercial and municipal kilowatthour sales was primarily due to two existing municipal customers converting to full-energy requirements. The reduction in industrial kilowatthour sales was primarily due to production scheduling at one of our taconite customers. Minor fluctuations in industrial kilowatthour sales generally do not have a large impact on revenue due to a fixed demand component of revenue that is less sensitive to changes in kilowatthours sales.

19                   ALLETE Second Quarter 2007 Form 10-Q

     OPERATING EXPENSES increased $33.5 million, or 26 percent, from 2006.

     FUEL AND PURCHASED POWER EXPENSE increased $29.9 million from 2006 primarily due to a $30.1 million increase in purchased power reflecting a 48 percent increase in kilowatthours purchased. Scheduled outages at Boswell Unit 3 and Taconite Harbor Unit 2, low hydro generation and lower Square Butte entitlement contributed to higher purchased power expenses. The replacement power costs are recovered through the regulated utility fuel adjustment clause in Minnesota.

     Boswell Unit 4 completed generator repairs and returned to service May 13, 2007 as scheduled. The cost of the replacement coils was covered under the original manufacturer's warranty.

     OPERATING AND MAINTENANCE EXPENSE increased $4.0 million, or 7 percent, from 2006 due to planned outages at Boswell Unit 3 and Taconite Harbor Unit 2, which resulted in higher plant maintenance.

     DEPRECIATION decreased $0.4 million from 2006 primarily due to the life extension of Boswell Unit 3.

     OTHER INCOME increased $0.4 million from 2006 primarily due to higher earnings from the capitalization of AFUDC due to increased construction activity.

NONREGULATED ENERGY OPERATIONS

     OPERATING  REVENUE  decreased  $0.3  million,  or  2  percent,   from  2006
     reflecting a decrease in sales prices due to BNI Coal's cost plus contract.

     OPERATING EXPENSES increased $0.9 million, or 6 percent, from 2006 primarily due to increased property taxes.

INVESTMENT IN ATC

     OTHER INCOME reflected $3.2 million of income in 2007 resulting from our pro-rata share of ATC's earnings as discussed in Note 3. Our investment in ATC began in May 2006.

REAL ESTATE

     OPERATING REVENUE increased $12.8 million, or 84 percent, from 2006 due to the timing and mix of land sale transaction closings. Two large sales closed during the second quarter of 2007. Revenue from land sales in 2007 was $25.2 million, which included $1.0 million in previously deferred revenue. In 2006, revenue from land sales was $13.6 million, which included $2.7 million in previously deferred revenue.

     For the quarter ended June 30, 2007, 435,000 commercial square feet sold at Town Center (170,695 in 2006), and 40,000 commercial square feet sold at Palm Coast Park (none in 2006). Town Center sold 130 residential units (186 in 2006) and Palm Coast Park sold 406 residential units (none in 2006). There were no acres of other land sold during the second quarter of 2007 (10 acres in 2006).

     OPERATING  EXPENSES  increased  $2.9  million,  or 59  percent,  from  2006 reflecting an increase in selling expenses and the cost of real estate sold.

INCOME TAXES

For the quarter ended June 30, 2007, the effective tax rate on income from continuing operations before minority interest was 31.9 percent (38.2 percent for the quarter ended June 30, 2006). The effective rate of 31.9 percent for the quarter ended June 30, 2007, deviated from the statutory rate (approximately 40 percent) primarily due to a state income tax audit settlement ($1.5 million). Excluding this $1.5 million item, the effective rate would have been 36.1 percent for the quarter ended June 30, 2007. Other items affecting the deviation from the statutory rate include deductions for Medicare health subsidies, domestic manufacturing deduction, AFUDC and depletion.

                     ALLETE Second Quarter 2007 Form 10-Q                     20

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

REGULATED UTILITY

     OPERATING REVENUE increased $50.3 million, or 16 percent, from 2006 primarily due to increased fuel clause recoveries, increased kilowatthour sales to residential, commercial and municipal customers, increased power marketing prices, and rate increases at SWL&P.

     Fuel clause recoveries increased $37.7 million in 2007 as a result of increased purchased power expenses (see Fuel and Purchased Power Expense discussion below).

     Revenue from other power suppliers increased $4.4 million, or 10 percent, from 2006 primarily due to an 8.3 percent increase in the price per kilowatthour.

     New rates at SWL&P, which became effective January 1, 2007, reflect a 2.8 percent increase in electric rates, a 1.4 percent increase in gas rates and an 8.6 percent increase in water rates. These rate increases resulted in a $0.8 million increase in operating revenue.

     Revenue from electric sales to taconite customers accounted for 23 percent of consolidated operating revenue in 2007 (24 percent in 2006). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in each of 2007 and 2006. Revenue from electric sales to pipelines accounted for 7 percent of consolidated operating revenue in 2007 (6 percent in 2006).

     Overall kilowatthour sales were similar to 2006. Residential, commercial and municipal kilowatthour sales increased 125.3 million, or 8 percent, from 2006 while industrial kilowatthour sales decreased by 152.8 million, or 4 percent. The increase in residential, commercial and municipal kilowatthour sales was primarily due to a 12 percent increase in Heating Degree Days (primarily in February) and two existing municipal customers converting to full-energy requirements. The reduction in industrial kilowatthour sales was primarily weather related. Minor fluctuations in industrial kilowatthour sales generally do not have a large impact on revenue due to a fixed demand component of revenue that is less sensitive to changes in kilowatthours sales.

     OPERATING EXPENSES increased $42.4 million, or 16 percent, from 2006.

     FUEL AND PURCHASED POWER EXPENSE increased $38.2 million from 2006 primarily due to a $38.0 million increase in purchased power reflecting a 60 percent increase in kilowatthours purchased. The increase in purchased power was primarily due to the following outages at our generation units:

        -  scheduled  outage  at  Boswell  Unit  3  relating  to   environmental
           upgrades;
        - scheduled outages at Laskin Unit 1 and Taconite Harbor Unit 2 relating to AREA plan environmental upgrades; and
        -  unplanned outages at Boswell Unit 4.

     Additionally, low hydro generation and lower Square Butte entitlement contributed to higher purchased power expense. The replacement power costs are recovered through the regulated utility fuel adjustment clause in Minnesota.

     Boswell Unit 4 completed generator repairs and returned to service May 13, 2007 as scheduled. The cost of the replacement coils were covered under the original manufacturer's warranty.

     OPERATING AND MAINTENANCE EXPENSE increased $5.1 million, or 5 percent, from 2006 due to a $4.7 million increase in plant maintenance primarily due to planned outages at our generating facilities.

     DEPRECIATION decreased $0.9 million from 2006 primarily due to the life extension of Boswell Unit 3.

     OTHER INCOME increased $0.9 million from 2006 primarily due to higher earnings from the capitalization of AFUDC due to increased construction activity.

21                   ALLETE Second Quarter 2007 Form 10-Q

NONREGULATED ENERGY OPERATIONS

     OPERATING REVENUE increased $0.2 million, or 1 percent, from 2006 primarily due to increased coal sales at BNI Coal.

     OPERATING EXPENSES increased $1.2 million, or 4 percent, from 2006 due to primarily due to increased property taxes.

     OTHER INCOME increased $2.4 million from 2006 reflecting a $1.9 million gain on land sold which was part of Taconite Harbor purchase.

INVESTMENT IN ATC

     OTHER INCOME reflected $6.1 million of income in 2007 resulting from our pro-rata share of ATC's earnings as discussed in Note 3. Our investment in ATC began in May 2006.

REAL ESTATE

     OPERATING REVENUE increased $7.3 million, or 25 percent, from 2006 due to the timing and mix of land sale transaction closings. Two large sales closed during the second quarter of 2007. Revenue from land sales in 2007 was $32.5 million, which included $2.3 million in previously deferred revenue. In 2006, revenue from land sales was $26.1 million which included $4.3 million in previously deferred revenue.

     Through June 30, 2007, 435,000 commercial square feet were sold at Town Center (250,695 in 2006), and 40,000 commercial square feet were sold at Palm Coast Park (none in 2006). Town Center has sold 130 residential units (186 in 2006) and Palm Coast Park has sold 406 residential units (none in 2006). During the first six months of 2007, 367 acres of other land were sold (466 acres in 2006).

     OPERATING  EXPENSES  increased  $2.4  million,  or 29  percent,  from  2006 reflecting an increase in selling expenses and the cost of real estate sold.

OTHER

     OPERATING EXPENSES decreased $0.7 million from 2006 reflecting lower general and administrative expenses.

     OTHER INCOME increased $0.3 million from 2006 primarily due to the release from a loan guarantee for Northwest Airlines Corporation of $1.0 million, partially offset by less investment income.

INCOME TAXES

For the six months ended June 30, 2007, the effective tax rate on income from continuing operations before minority interest was 35.1 percent (37.3 percent for six months ended June 30, 2006). The effective rate of 35.1 percent for the six months ended June 30, 2007, deviated from the statutory rate (approximately 40 percent) primarily due to a state income tax audit settlement ($1.5 million). Excluding this $1.5 million item, the effective rate would have been 37.1 percent for the six months ended June 30, 2007. Other items affecting the deviation from the statutory rate include deductions for Medicare health subsidies, domestic manufacturing deduction, AFUDC and depletion.


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

                     ALLETE Second Quarter 2007 Form 10-Q                     22

OUTLOOK

EARNINGS GUIDANCE. ALLETE expects that its full-year 2007 earnings performance will be between $3.00 and $3.05 per share in 2007. This guidance assumes lower real estate sales during the second half of 2007 compared to the same period in 2006, normal weather patterns in Minnesota Power's service territory compared to a warmer than normal third quarter in 2006, and higher income from the investment in ATC due to a larger investment balance in 2007. Due to difficult market conditions in Florida, some sales originally anticipated to close in 2007 are now being deferred. As a result of these sales deferrals, total year net income from Real Estate is expected to be less than 2006; net income in 2006 was the largest ever for our real estate business. This earnings guidance does not include an impact from any investment we may make in new growth opportunities.

ENERGY.

LARGE POWER CUSTOMERS. Electric power is a key component in the mining, paper production and pipeline industries. Sales to our Large Power Customers within these industries represent more than half of Minnesota Power's regulated utility electric sales. On April 25, 2007, the MPUC approved our electric service agreement with PolyMet Mining, Inc. (PolyMet). In 2006, a contract for approximately 70 MW was successfully negotiated with PolyMet, a new industrial customer planning to start a copper, nickel and precious metals (non-ferrous) mining operation in late 2008. If PolyMet's environmental permits are received and start-up is achieved, the contract with PolyMet will run through at least 2018.

AREA AND BOSWELL 3 EMISSION REDUCTION PLAN. As of June 30, 2007 we have spent $28.6 million of the expected $60 million on the AREA project. On April 15,
2007, Laskin Unit 1 was placed back in service and cost-recovery began May 1, 2007. On June 24, 2007 Taconite Harbor Unit 2 was placed back in service and cost-recovery began July 1, 2007. As of June 30, 2007 we have spent $33.4 million of the expected $200 million on the Boswell Unit 3 emission reduction plan. In late March 2007, the Boswell Unit 3 project received the necessary construction permits. On April 25, 2007, the MPCA issued its assessment of the Boswell Unit 3 emission reduction plan under the Mercury Emissions Reduction Act of 2006. The MPCA found that Minnesota Power's plan meets the statutory requirements, found it cost effective and groundbreaking for the Boswell Unit 3 project occurred on May 9, 2007. On June 8, 2007 the DOC filed comments recommending approval of the cost recovery filing for the Boswell Unit 3 emission reduction plan. An MPUC hearing on the Boswell Unit 3 plan is scheduled for October 2007.

MINNESOTA FUEL CLAUSE. In June 2003, the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. Minnesota Power's initial comments on the proposed scope and procedure of the investigation were filed in July 2003. In November 2003, the MPUC approved the initial scope and procedure of the investigation. The investigation's purpose was to focus on whether the fuel clause continues to be an appropriate regulatory tool. Subsequent comments were filed during 2004. The fuel clause docket then became dormant while the MISO Day 2 docket, which held many fuel clause considerations, became very active. In March 2007, the MPUC solicited comments on whether the original fuel clause investigation should continue and, if so, what issues should be pursued. Minnesota Power filed comments in April 2007, suggesting that if the investigation continued, it should focus on remaining key elements of the fuel clause, beyond the purchased power transactions examined in the MISO Day 2 proceeding, such as fuel purchases and outages. Additionally, Minnesota Power's comments suggested that more specialized fuel clause issues be addressed in separate dockets on an as needed basis. The fuel clause investigation docket is awaiting further action by the MPUC.

23                   ALLETE Second Quarter 2007 Form 10-Q

RENEWABLE ENERGY. In February 2007, the Minnesota Legislature enacted a law requiring most electric utilities to generate 25 percent of their energy through renewable energy sources by 2025. Minnesota Power worked with other stakeholders to ensure the legislation included provisions for allowing regulatory assessment of the ratepayer cost for and technical feasibility of individual utilities meeting the 25 percent standard. Minnesota Power was developing and making renewable supply additions as part of its generation planning strategy prior to this legislation and this activity continues.

In December 2006, we began purchasing the output from a 50-MW wind facility, Oliver Wind I, located in North Dakota, under a 25-year power purchase agreement with an affiliate of FPL Energy, LLC.

On May 11, 2007, the MPUC approved a second 25-year wind power purchase agreement to purchase an additional 48-MW of wind energy from Oliver Wind II, an expansion of Oliver Wind I located in North Dakota. The MPUC also allowed immediate recovery of the costs for associated transmission upgrades. The project is expected to be operational by the end of 2007.

On May 29, 2007, the MPUC approved two 20-year Community-Based Energy Development Project power purchase agreements. The 2.5-MW Wing River Wind project, with Wing River Wind, LLC, became operational on July 6, 2007. The 30-MW Bear Creek Wind Partners project, with Bear Creek Wind Partners, LLC, is expected to be operational by the end of 2008.

In the fall of 2007, we intend to begin construction of the $50 million, 25-MW Taconite Ridge Wind Facility, to be located in northeastern Minnesota. On June 14, 2007, the MPUC issued a draft site permit, beginning the regulatory review process. A public meeting was held July 11, 2007. The Taconite Ridge Wind Facility is expected to become operational in mid-2008.

Minnesota Power continues to investigate additional renewable energy resources including biomass, hydroelectric and wind generation that will help it meet the Minnesota 25 percent renewable energy standard. In particular, Minnesota Power is conducting a feasibility study for construction of a 40 to 50-MW biomass generating unit at its Laskin Energy Center, as well as looking at opportunities to expand biomass energy production at existing facilities. Additionally, Minnesota Power is pursuing a potential 10-MW expansion of its Fond du Lac hydroelectric station. The Company will submit plans regarding the additional renewable energy options currently under study as a part of its Resource Plan filing with the State of Minnesota by November 1, 2007. We will also make specific renewable project filings for regulatory approval as needed.

INVESTMENT IN ATC. In February 2007, we completed our $60 million investment in ATC. As of June 30, 2007, our equity investment was $64.4 million, representing an 8.3 percent ownership interest. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. (See Note 3.)

REAL ESTATE. In June 2005, we began selling property from our Town Center development project. In August 2006, we began selling property from our Palm Coast Park development project. Since land is being sold before completion of the project infrastructure, revenue and cost of real estate sold are recorded using a percentage-of-completion method. As of June 30, 2007, we had $5.0 million ($6.5 million revenue; $1.2 million cost of real estate sold; $0.3 million selling expense) of deferred profit on sales of real estate, before taxes and minority interest, on our consolidated balance sheet. The majority of deferred profit relates to sales at Town Center.

                     ALLETE Second Quarter 2007 Form 10-Q                     24

REAL ESTATE
PENDING CONTRACTS                                                                                     CONTRACT
AT JUNE 30, 2007                                                QUANTITY <F1>                        SALES PRICE
-----------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS
Town Center
     Commercial Sq. Ft.                                           442,200                              $  15.1
     Residential Units                                                910                                 14.6

Palm Coast Park
     Commercial Sq. Ft.                                                 -                                    -
     Residential Units                                              1,981                                 39.1

Other Land
     Acres                                                            220                                 11.0
-----------------------------------------------------------------------------------------------------------------

                                                                                                       $  79.8
-----------------------------------------------------------------------------------------------------------------

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

At June 30, 2007, total pending land sales under contract were $79.8 million ($113.8 million at December 31, 2006) and are anticipated to close at various times through 2012. Pending land sales under contract for properties at Town Center and Palm Coast Park totaled $29.7 million ($40.1 million at December 31,
2006) and $39.1 million ($62.8 million at December 31, 2006), respectively. The decrease in pending land sales under contract is mainly due to two large sales that closed during the second quarter of 2007. In April 2007, Palm Coast Center, LLC and Target Corporation closed for $12.6 million at Town Center and in June 2007, LRCF Palm Coast, LLC (Lowe Enterprises) closed on the first parcel of the Sawmill Creek project at Palm Coast Park for $13.1 million pursuant to revised contract terms. Under the amended contract, the total purchase price under contract was reduced from $52.5 million to $42.0 million. In addition to the base price, the amended contract allows us to receive participation revenue from land sales to third parties if various formula based criteria are achieved. Current contract terms with Lowe Enterprises allow for extensions on the remaining three closings. The final closings will occur through 2011.

Prices on these contracts range from $20 to $60 per commercial square foot, $8,000 to $30,000 per residential unit and $11,000 to $830,000 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the other properties under contract are zoned commercial or mixed use. In addition to minimum-base price contracts, certain contracts, including the amended Lowe Enterprises contract, allow us to receive participation revenue from land sales to third parties if various formula-based criteria are achieved.

If a purchaser defaults under terms of a contract, our remedies generally include retention of the purchaser's deposit and the ability to remarket the property to other prospective buyers. In many cases, the purchaser has also incurred significant costs in planning, designing and marketing of the property under contract before the contract closes.

Conditions in the Florida real estate market may fluctuate over time. The real estate market has been difficult across the United States, including Florida. The difficult market conditions for Florida real estate have not improved as quickly as we had originally expected, cauing some sales originally planned for 2007 to be deferred. We expect that Florida will continue to experience above average long-term population growth and that current market conditions will improve over time. We believe our entitled inventory of land, most of which is located in one of the fastest growing areas of Florida, will continue to be attractive to buyers.

25                   ALLETE Second Quarter 2007 Form 10-Q

SUMMARY OF DEVELOPMENT PROJECTS
FOR THE SIX MONTHS ENDED                                     TOTAL              RESIDENTIAL          COMMERCIAL
JUNE 30, 2007                           OWNERSHIP           ACRES <F1>            UNITS <F2>          SQ. FT. <F2><F3>
-------------------------------------------------------------------------------------------------------------------------
Town Center                                 80%
     At December 31, 2006                                    1,356                2,222              2,705,310
     Property Sold                                             (81)                (130)              (435,000)
     Change in Estimate <F1>                                    17                  177                 72,736
-------------------------------------------------------------------------------------------------------------------------

                                                             1,292                2,269              2,343,046
-------------------------------------------------------------------------------------------------------------------------

Palm Coast Park                            100%
     At December 31, 2006                                    4,337                3,760              3,156,800
     Property Sold                                            (863)                (406)               (40,000)
     Change in Estimate <F1>                                   112                    -                      -
-------------------------------------------------------------------------------------------------------------------------

                                                             3,586                3,354              3,116,800
-------------------------------------------------------------------------------------------------------------------------

Ormond Crossings                           100%
     At December 31, 2006                                    5,960                 <F4>                   <F4>
     Change in Estimate <F1>                                     8
-------------------------------------------------------------------------------------------------------------------------

                                                             5,968
-------------------------------------------------------------------------------------------------------------------------

                                                            10,846                5,623              5,459,846
-------------------------------------------------------------------------------------------------------------------------

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

SUMMARY OF OTHER LAND INVENTORIES
FOR THE SIX MONTHS ENDED
JUNE 30, 2007                         OWNERSHIP     TOTAL     MIXED USE    RESIDENTIAL   COMMERCIAL   AGRICULTURAL
-------------------------------------------------------------------------------------------------------------------
ACRES <F1>
Palm Coast Holdings                      80%
     At December 31, 2006                            2,136       1,404          346           247          139
     Change in Estimate <F1>                          (666)       (474)        (244)          101          (49)
-------------------------------------------------------------------------------------------------------------------

                                                     1,470         930          102           348           90
-------------------------------------------------------------------------------------------------------------------

Lehigh                                   80%
     At December 31, 2006                              223           -          140            74            9
     Change in Estimate <F1>                             -           -            -             -            -
-------------------------------------------------------------------------------------------------------------------

                                                       223           -          140            74            9
-------------------------------------------------------------------------------------------------------------------

Cape Coral                              100%
     At December 31, 2006                               30           -            1            29            -
     Property Sold                                      (3)          -            -            (3)           -
-------------------------------------------------------------------------------------------------------------------

                                                        27           -            1            26            -
-------------------------------------------------------------------------------------------------------------------

Other <F2>                              100%
     At December 31, 2006                              934           -            -             -          934
     Property Sold                                    (364)          -            -             -         (364)
     Change in Estimate <F1>                          (113)          -            -             -         (113)
-------------------------------------------------------------------------------------------------------------------

                                                       457           -            -             -          457
-------------------------------------------------------------------------------------------------------------------

                                                     2,177         930          243           448          556
-------------------------------------------------------------------------------------------------------------------

<F1>  Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest. Acreage amounts may vary due to platting or surveying activity. Wetland amounts vary by property and  are  often  not formally  determined  prior to sale. The  actual property allocation at full  build-out may be different than these estimates.
<F2>  Includes land located in Palm Coast, Florida not included in development projects.

                     ALLETE Second Quarter 2007 Form 10-Q                     26

INCOME TAXES. ALLETE's aggregate federal and multi-state statutory tax rate is expected to be approximately 40% for 2007. On an ongoing basis ALLETE, has certain tax credits and other tax adjustments that will reduce the expected effective tax rate to approximately 37% for 2007. These tax credits and adjustments historically have included items such as investment tax credits, depletion allowances, Medicare health subsidies as well as other items. The effective rate will also be impacted by such items as changes in income from operations before minority interest and income taxes, state and federal tax law changes that become effective during the year, business combinations and configuration changes, tax planning initiatives and resolution of prior years' tax matters. Based upon our earnings per share guidance for 2007, we now expect our effective tax rate for 2007 to be approximately 37%.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ACTIVITIES

We believe our financial condition is strong, as evidenced by cash and cash equivalents and short-term investments of $158.9 million, and a debt to total capital ratio of 38 percent at June 30, 2007.

OPERATING ACTIVITIES. Cash flows from operating activities were $52.3 million for the six months ended June 30, 2007 ($36.4 million for the six months ended June 30, 2006). Cash from operating activities was higher in 2007, primarily due to increased earnings from continuing operations compared to 2006 and no cash used for discontinued operations in 2007. Cash used for discontinued operations was higher in 2006 due to the payment of $13.0 million of accrued liabilities from 2005. Cash flow from accounts receivable collections in 2006 was higher due to the collection of deferred fuel cost billings related to outages in late 2005. Cash used for prepayments and other is higher in 2007 due to an $11.2 million change in deferred fuel costs yet to be recovered through future billings. The increases in deferred fuel costs are a result of higher purchased power expenses due to generation outages relating to the AREA Plan environmental retrofits, lower hydro generation and lower Square Butte entitlement.

INVESTING ACTIVITIES. Cash flow used in investing activities was $102.3 million for the six months ended June 30, 2007 ($45.3 million for the six months ended June 30, 2006). Cash used in investing activities was higher in 2007 due to additions to property, plant and equipment and activity within our short-term investment portfolio. Additions to property, plant and equipment were higher in 2007 than 2006 by $34.8 million primarily due to major environmental construction projects. Activity within our short-term investment portfolio reflected increased net purchases of short-term investments of $17.3 million in 2007, while 2006 included $3.5 million of net purchases.

FINANCING ACTIVITIES. Cash flow from financing activities was $42.3 million for the six months ended June 30, 2007 (used for financing activities was $17.9 million for the six months ended June 30, 2006). The increase in cash flows from financing activities is due to $50 million of unsecured notes issued in the private placement market in June 2007. (See Securities below and Note 4.)

WORKING CAPITAL. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.3 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $170.0 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

SECURITIES

On June 8, 2007, we issued $50 million of senior unsecured notes (Notes) in the private placement market. The Notes bear an interest rate of 5.99 percent and will mature on June 1, 2017. The Company has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Company intends to use the proceeds from the sale of the Notes to fund utility capital projects and for general corporate purposes.

27                   ALLETE Second Quarter 2007 Form 10-Q

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are summarized in our 2006 Form 10-K, with additional disclosure discussed in Note 11 of this Form 10-Q.

CAPITAL REQUIREMENTS

For the six months ended June 30, 2007, capital expenditures for continuing operations totaled $71.3 million ($35.3 million in 2006), which were spent in the Regulated Utility segment using a combination of internally generated funds and debt issuances.

Real estate development expenditures are and will be funded with a revolving development loan, tax-exempt bonds issued by community development districts and internally generated funds. Additional disclosure regarding the Town Center and Palm Coast Park district tax-exempt bonds is included in Note 11 of this Form 10-Q.


ENVIRONMENTAL MATTERS AND OTHER

As previously discussed in our Critical Accounting Policies section, our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to restrictive environmental requirements through legislation and/or rulemaking in the future, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. We are unable to predict the outcome of the matters discussed in Note 11 of this Form 10-Q.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES. As of June 30, 2007, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits included in Investments, and various auction rate bonds and variable rate demand notes included in Short-Term Investments. Our available-for-sale securities portfolio had a fair value of $151.7 million at June 30, 2007 ($130.1 million at December 31, 2006) and a total unrealized after-tax gain of $5.0 million at June 30, 2007 ($4.0 million at December 31, 2006).

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review, on a quarterly basis, available-for-sale securities for other than temporary impairment by assessing such factors as share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairments on our available-for-sale securities for the quarter ended June 30, 2007.

EMERGING TECHNOLOGY PORTFOLIO. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investments in venture capital funds under the equity method and account for our direct investments in privately-held companies under the cost method based primarily on our ownership percentages. The total carrying value of our emerging technology portfolio was $9.0 million at June 30, 2007 ($9.2 million at December 31, 2006). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. As a result of our periodic assessments, we did not record any impairments on our emerging technology portfolio for the quarter ended June 30, 2007. Our basis in direct investments in privately-held companies included in the emerging technology portfolio was zero at both June 30, 2007 and December 31, 2006.

                     ALLETE Second Quarter 2007 Form 10-Q                     28

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

29                   ALLETE Second Quarter 2007 Form 10-Q

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 11 of this Form 10-Q, and are incorporated by reference herein.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2006 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our Annual Meeting of Shareholders on May 8, 2007.

(b)  Included in (c) below.

(c) The election of directors and the ratification of the appointment of PricewaterhouseCoopers LLP, as the Company's independent registered public accounting firm for 2007, were voted on at the 2007 Annual Meeting of Shareholders.

     The results were as follows:

                                                                    VOTES
                                              VOTES FOR           WITHHELD
------------------------------------------------------------------------------------------------------------------
     DIRECTORS

     Kathleen A. Brekken                     25,871,813            418,468
     Heidi J. Eddins                         23,456,099          2,834,183
     Sidney W. Emery, Jr.                    25,848,429            441,853
     James J. Hoolihan                       23,331,033          2,959,249
     Madeleine W. Ludlow                     23,456,062          2,834,220
     George L. Mayer                         23,319,274          2,971,008
     Roger D. Peirce                         23,298,748          2,991,533
     Jack I. Rajala                          22,694,844          3,595,438
     Donald J. Shippar                       23,247,493          3,042,789
     Bruce W. Stender                        23,319,884          2,970,398
------------------------------------------------------------------------------------------------------------------

                                                                    VOTES                                 BROKER
                                              VOTES FOR            AGAINST          ABSTENTIONS          NONVOTES
------------------------------------------------------------------------------------------------------------------
     INDEPENDENT REGISTERED
     PUBLIC ACCOUNTING FIRM

     PricewaterhouseCoopers LLP              25,633,128            516,411             140,740               -
------------------------------------------------------------------------------------------------------------------

(d) Not applicable.

                      ALLETE Second Quarter 2007 Form 10-Q                    30

ITEM 5.    OTHER INFORMATION

Reference is made to our 2006 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2006 Form 10-K.

Ref. Page 17 - Real Estate, First Full Paragraph

In June 2007, LRCF Palm Coast, LLC (Lowe Enterprises) closed on the first parcel of the Sawmill Creek project at Palm Coast Park for $13.1 million pursuant to revised contract terms. Under the amended contract, the total purchase price under contract was reduced from $52.5 million to $42.0 million. In addition to the base price, the amended contract allows us to receive participation revenue from land sales to third parties if various formula based criteria are achieved. Current contract terms with Lowe Enterprises allow for extensions on the remaining three closings. The final closings will occur through 2011.

Ref. Page 49 - Contractual Obligations, First Full Paragraph and First Table

Unconditional purchase obligations represent our Square Butte power purchase agreements, minimum purchase commitments under coal and rail contracts, and have been updated to reflect additional purchase obligations for capital expenditures related to the Taconite Ridge Wind Facility, AREA and Boswell Unit 3 environmental upgrade projects. The amounts included in the less than 1 year column include amounts already paid in 2007.

                                                                       PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                     LESS THAN         1 TO 3         4 TO 5           AFTER
AS OF DECEMBER 31, 2006                        TOTAL         1 YEAR            YEARS          YEARS          5 YEARS
---------------------------------------------------------------------------------------------------------------------
MILLIONS
Long-Term Debt <F1>                          $  639.7        $ 46.7           $ 65.1          $31.2          $496.7
Operating Lease Obligations                      86.5           8.2             21.1           11.4            45.8
Unconditional Purchase Obligations              487.5         177.9            100.1           26.2           183.3
Investment in ATC                                 8.6           8.6                -              -               -
---------------------------------------------------------------------------------------------------------------------

                                             $1,222.3        $241.4           $186.3          $68.8          $725.8
---------------------------------------------------------------------------------------------------------------------

<F1> Includes interest and assumes variable interest rate in effect at December 31, 2006,  remains  constant  through remaining term.


Ref. Page 76 - Fuel Clause Recovery of MISO Day 2 Costs, First Full Paragraph

On January 8, 2007, the Minnesota Office of Attorney General petitioned for reconsideration of the MPUC's December 20, 2006, order. On February 15, 2007, the MPUC declined to address the Minnesota Office of Attorney General's request for reconsideration. On April 10, 2007, the Minnesota Office of Attorney General filed an appeal with the Minnesota Court of Appeals. The appeal does not alter current cost recovery of MISO charges in accordance with the MPUC's order. Minnesota Power timely responded to the Minnesota Office of Attorney General's notice of filing. On June 25, 2007, the Minnesota Office of Attorney General filed its initial brief. Minnesota Power filed reply briefs on July 30, 2007.

31                   ALLETE Second Quarter 2007 Form 10-Q

ITEM 6.    EXHIBITS

EXHIBIT
NUMBER

 10(a) Note Purchase Agreement, dated as of June 8, 2007, between ALLETE and Thrivent Financial for Lutherans and The Northwestern Mutual Life Insurance Company.

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

    99 ALLETE News Release dated July 27, 2007, announcing 2007 second quarter earnings. (THIS EXHIBIT HAS BEEN FURNISHED AND SHALL NOT BE DEEMED "FILED" FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, NOR SHALL IT BE DEEMED INCORPORATED BY REFERENCE IN ANY FILING UNDER THE SECURITIES ACT OF 1933, EXCEPT AS SHALL BE EXPRESSLY SET FORTH BY SPECIFIC REFERENCE IN SUCH FILING.)


                     ALLETE Second Quarter 2007 Form 10-Q                     32

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ALLETE, INC.





July 26, 2007                                    Mark A. Schober
                               -------------------------------------------------
                                                 Mark A. Schober
                               Senior Vice President and Chief Financial Officer





July 26, 2007                                   Steven Q. DeVinck
                               -------------------------------------------------
                                                Steven Q. DeVinck
                                                    Controller