Form 10-Q
period 2007-09-30
ALLETE INC
filed 2007-10-26
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number 1-3548

ALLETE, Inc.
 (Exact name of registrant as specified in its charter)

Minnesota	41-0418150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 West Superior Street
Duluth, Minnesota 55802-2093
(Address of principal executive offices)
(Zip Code)

(218) 279-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

Common Stock, no par value,
30,821,767 shares outstanding
as of September 30, 2007

ALLETE, Inc. 2007 Third Quarter 10-Q

DEFINITIONS

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
2006 Form 10-K	ALLETE’s Annual Report on Form 10-K for the Year Ended December 31, 2006
AFUDC	Allowance for Funds Used During Construction
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC
AREA	Arrowhead Regional Emission Abatement Plan
ATC	American Transmission Company LLC
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
Company	ALLETE, Inc. and its subsidiaries
DOC	Minnesota Department of Commerce
EITF	Emerging Issues Task Force Issue No.
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretations
GAAP	Accounting Principles Generally Accepted in the United States of America
Heating Degree Days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
Laskin	Laskin Energy Center
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
NOX	Nitrogen Oxide
Palm Coast Park	Palm Coast Park development project in northeast Florida
Palm Coast Park District	Palm Coast Park Community Development District
PSCW	Public Service Commission of Wisconsin
Resource Plan	Integrated Resource Plan
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards No.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
Standard & Poor’s	Standard & Poor’s Ratings Group, a division of McGraw-Hill Companies
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center	Town Center at Palm Coast development project in northeast Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE, Inc. 2007 Third Quarter 10-Q

Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) made by or on behalf of ALLETE in this Quarterly Report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, or future events or performance (often, but not always, through the use of words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “will likely result,” “will continue,” “could,” “may,” “potential,” “target,” “outlook” or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, risks and uncertainties, which are beyond our control and may cause actual results or outcomes to differ materially from those that may be projected. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically:

•	our ability to successfully implement our strategic objectives;
•	our ability to manage expansion and integrate acquisitions;
•
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

•	effects of restructuring initiatives in the electric industry;
•	economic and geographic factors, including political and economic risks;
•	changes in and compliance with laws and policies;
•	weather conditions;
•	natural disasters and pandemic diseases;
•	war and acts of terrorism;
•	wholesale power market conditions;
•	population growth rates and demographic patterns;
•	effects of competition, including competition for retail and wholesale customers;
•	changes in the real estate market;
•	pricing and transportation of commodities;
•	changes in tax rates or policies or in rates of inflation;
•	unanticipated project delays or changes in project costs;
•	availability of construction materials and skilled construction labor for capital projects;
•	unanticipated changes in operating expenses and capital expenditures;
•	global and domestic economic conditions;
•	our ability to access capital markets and bank financing;
•	changes in interest rates and the performance of the financial markets;
•	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and
•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A under the heading “Risk Factors” in Part I of our 2006 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

ALLETE, Inc. 2007 Third Quarter 10-Q

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited
	September 30,	December 31,
	2007	2006

Assets
Current Assets
Cash and Cash Equivalents	$61.4	$44.8
Short-Term Investments	70.4	104.5
Accounts Receivable (Less Allowance of $1.0 at September 30, 2007
and $1.1 at December 31, 2006)	61.8	70.9
Inventories	48.6	43.4
Prepayments and Other	25.4	23.8
Deferred Income Taxes	–	0.3
Total Current Assets	267.6	287.7
Property, Plant and Equipment - Net	1,033.8	921.6
Investments	206.4	189.1
Other Assets	138.7	135.0
Total Assets	$1,646.5	$1,533.4

Liabilities and Shareholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$52.0	$53.5
Accrued Taxes	13.8	23.3
Accrued Interest	5.9	8.6
Long-Term Debt Due Within One Year	29.4	29.7
Deferred Profit on Sales of Real Estate	5.3	4.1
Other	23.2	24.3
Total Current Liabilities	129.6	143.5
Long-Term Debt	409.0	359.8
Deferred Income Taxes	137.3	130.8
Other Liabilities	237.1	226.1
Minority Interest	9.0	7.4
Total Liabilities	922.0	867.6

Commitments and Contingencies

Shareholders' Equity
Common Stock Without Par Value, 43.3 Shares Authorized, 30.8 and 30.4
Shares Outstanding	460.0	438.7
Unearned ESOP Shares	(66.1)	(71.9)
Accumulated Other Comprehensive Loss	(7.5)	(8.8)
Retained Earnings	338.1	307.8
Total Shareholders' Equity	724.5	665.8
Total Liabilities and Shareholders' Equity	$1,646.5	$1,533.4

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2007 Third Quarter 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating Revenue	$200.8	$199.1	$629.4	$569.9

Operating Expenses
Fuel and Purchased Power	91.8	79.5	262.4	211.9
Operating and Maintenance	72.1	68.7	231.3	220.0
Depreciation	12.2	12.2	35.8	36.6
Total Operating Expenses	176.1	160.4	529.5	468.5

Operating Income from Continuing Operations	24.7	38.7	99.9	101.4

Other Income (Expense)
Interest Expense	(6.3)	(7.3)	(18.7)	(20.1)
Equity Earnings in ATC	3.2	1.0	9.3	1.0
Other	3.2	2.7	11.9	7.8
Total Other Income (Expense)	0.1	(3.6)	2.5	(11.3)

Income from Continuing Operations Before Minority
Interest and Income Taxes	24.8	35.1	102.4	90.1
Income Tax Expense	8.1	12.1	35.4	32.6
Minority Interest	0.2	1.1	1.6	3.2
Income from Continuing Operations	16.5	21.9	65.4	54.3
Loss from Discontinued Operations	–	(0.1)	–	(0.5)

Net Income	$16.5	$21.8	$65.4	$53.8

Average Shares of Common Stock
Basic	28.5	27.8	28.2	27.7
Diluted	28.5	27.9	28.3	27.8
Basic Earnings Per Share of Common Stock
Continuing Operations	$0.58	$0.78	$2.31	$1.96
Discontinued Operations	–	–	–	(0.02)
	$0.58	$0.78	$2.31	$1.94
Diluted Earnings Per Share of Common Stock
Continuing Operations	$0.58	$0.78	$2.31	$1.95
Discontinued Operations	–	–	–	(0.02)
	$0.58	$0.78	$2.31	$1.93

Dividends Per Share of Common Stock	$0.4100	$0.3625	$1.2300	$1.0875

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2007 Third Quarter 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions - Unaudited

	Nine Months Ended
	September 30,
	2007	2006

Operating Activities
Net Income	$65.4	$53.8
Loss from Discontinued Operations	-	0.5
Income from Equity Investments, net of dividends	(1.9)	(0.2)
Gain on Sale of Assets	(2.1)	-
Depreciation	35.8	36.6
Deferred Income Taxes	3.8	19.3
Minority Interest	1.6	3.2
Stock Compensation Expense	1.5	1.4
Bad Debt Expense	0.8	0.4
Changes in Operating Assets and Liabilities
Accounts Receivable	11.3	17.3
Inventories	(5.2)	(10.0)
Prepayments and Other	(1.6)	0.2
Accounts Payable	(6.1)	(13.5)
Other Current Liabilities	(14.5)	(6.3)
Other Assets	0.1	(4.8)
Other Liabilities	9.5	5.7
Net Operating Activities for Discontinued Operations	-	(13.1)
Cash from Operating Activities	98.4	90.5

Investing Activities
Proceeds from Sale of Available-For-Sale Securities	374.3	483.9
Payments for Purchase of Available-For-Sale Securities	(340.2)	(488.6)
Changes to Investments	(18.0)	(35.3)
Additions to Property, Plant and Equipment	(136.7)	(53.3)
Proceeds from Sale of Assets	1.4	-
Other	3.0	(10.5)
Net Investing Activities from Discontinued Operations	-	2.2
Cash for Investing Activities	(116.2)	(101.6)

Financing Activities
Issuance of Common Stock	19.9	12.5
Issuance of Debt	110.3	77.8
Payments of Long-Term Debt	(61.4)	(81.4)
Dividends on Common Stock and Distributions to Minority Shareholders	(34.4)	(32.6)
Net Decrease in Book Overdrafts	-	(3.4)
Cash from (for) Financing Activities	34.4	(27.1)

Change in Cash and Cash Equivalents	16.6	(38.2)
Cash and Cash Equivalents at Beginning of Period	44.8	89.6

Cash and Cash Equivalents at End of Period	$61.4	$51.4

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2007 Third Quarter 10-Q

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

NOTE 1.                      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

	September 30,	December 31,
Inventories	2007	2006
Millions
Fuel	$21.7	$18.9
Materials and Supplies	26.9	24.5

Total Inventories	$48.6	$43.4

Asset Retirement Obligation (ARO). At September 30, 2007, our ARO balance was $35.0 million ($27.2 million at December 31, 2006). This increase is primarily due to the establishment of an ARO for our Taconite Harbor facility resulting from the MPUC’s approval of our decommissioning estimate.

Supplemental Statement of Cash Flows Information.

Consolidated Statement of Cash Flows Supplemental Disclosure For the Nine Months Ended September 30,	2007	2006
Millions
Cash Paid During the Period for
Interest – Net of Amounts Capitalized	$24.0	$21.9
Income Taxes	$29.3	$16.9

Noncash Investing Activities
Accounts Payable for Capital Additions to
Property Plant and Equipment	$4.6	–

New Accounting Standards. SFAS 157. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

SFAS 159. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis.  Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial position, results of operations and cash flows.

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 2.                      BUSINESS SEGMENTS

		Energy
			Nonregulated
		Regulated	Energy	Investment	Real
	Consolidated	Utility	Operations	In ATC	Estate	Other
Millions

For the Quarter Ended September 30, 2007
Operating Revenue	$200.8	$179.0	$16.9	–	$4.8	$0.1
Fuel and Purchased Power	91.8	91.8	–	–	–	–
Operating and Maintenance	72.1	52.6	15.4	–	3.4	0.7
Depreciation	12.2	11.0	1.1	–	0.1	–

Operating Income (Loss) from Continuing Operations	24.7	23.6	0.4	–	1.3	(0.6)
Interest Expense	(6.3)	(5.3)	(0.6)	–	(0.1)	(0.3)
Equity Earnings in ATC	3.2	–	–	$3.2	–	–
Other Income	3.2	1.0	0.5	–	–	1.7

Income from Continuing Operations Before Minority Interest and Income Taxes	24.8	19.3	0.3	3.2	1.2	0.8
Income Tax Expense (Benefit)	8.1	6.3	(0.3)	1.3	0.4	0.4
Minority Interest	0.2	–	–	–	0.2	–
Income from Continuing Operations	16.5	$13.0	$0.6	$1.9	$0.6	$0.4
Loss from Discontinued Operations – Net of Tax	–

Net Income	$16.5

For the Quarter Ended September 30, 2006

Operating Revenue	$199.1	$168.1	$15.9	–	$15.1	–
Fuel and Purchased Power	79.5	79.5	–	–	–	–
Operating and Maintenance	68.7	49.7	13.6	–	4.9	$ 0.5
Depreciation	12.2	11.1	1.0	–	0.1	–

Operating Income (Loss) from Continuing Operations	38.7	27.8	1.3	–	10.1	(0.5)
Interest Expense	(7.3)	(5.0)	(1.0)	–	–	(1.3)
Equity Earnings in ATC	1.0	–	–	$1.0	–	–
Other Income	2.7	0.1	0.9	–	–	1.7

Income from Continuing Operations Before Minority Interest and Income Taxes	35.1	22.9	1.2	1.0	10.1	(0.1)
Income Tax Expense (Benefit)	12.1	9.2	0.1	0.4	3.9	(1.5)
Minority Interest	1.1	–	–	–	1.1	–
Income from Continuing Operations	21.9	$13.7	$1.1	$0.6	$5.1	$1.4
Loss from Discontinued Operations – Net of Tax	(0.1)

Net Income	$21.8

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 2.	BUSINESS SEGMENTS (Continued)

		Energy
			Nonregulated
		Regulated	Energy	Investment	Real
	Consolidated	Utility	Operations	in ATC	Estate	Other
Millions

For the Nine Months Ended September 30, 2007

Operating Revenue	$629.4	$538.2	$49.9	–	$41.0	$0.3
Fuel and Purchased Power	262.4	262.4	–	–	–	–
Operating and Maintenance	231.3	170.7	44.7	–	14.1	1.8
Depreciation	35.8	32.3	3.3	–	0.1	0.1

Operating Income (Loss) from Continuing Operations	99.9	72.8	1.9	–	26.8	(1.6)
Interest Expense	(18.7)	(15.7)	(1.4)	–	(0.3)	(1.3)
Equity Earnings in ATC	9.3	–	–	$9.3	–	–
Other Income	11.9	2.4	3.2	–	–	6.3

Income from Continuing Operations Before Minority Interest and Income Taxes	102.4	59.5	3.7	9.3	26.5	3.4
Income Tax Expense	35.4	21.6	0.3	3.7	9.7	0.1
Minority Interest	1.6	–	–	–	1.6	–
Income from Continuing Operations	65.4	$37.9	$3.4	$5.6	$15.2	$3.3
Loss from Discontinued Operations – Net of Tax	–

Net Income	$65.4

At September 30, 2007

Total Assets	$1,646.5	$1,264.5	$78.9	$65.0	$86.7	$151.4
Property, Plant and Equipment – Net	$1,033.8	$983.1	$47.3	–	–	$3.4
Accumulated Depreciation	$843.2	$799.3	$42.1	–	–	$1.8
Capital Expenditures	$141.3	$140.2	$1.1	–	–	–

For the Nine Months Ended September 30, 2006

Operating Revenue	$569.9	$477.0	$48.7	–	$44.0	$0.2
Fuel and Purchased Power	211.9	211.9	–	–	–	–
Operating and Maintenance	220.0	162.7	41.8	–	13.2	2.3
Depreciation	36.6	33.3	3.1	–	0.1	0.1

Operating Income (Loss) from Continuing Operations	101.4	69.1	3.8	–	30.7	(2.2)
Interest Expense	(20.1)	(15.0)	(2.0)	–	–	(3.1)
Equity Earned in ATC	1.0	–	–	$1.0	–	–
Other Income	7.8	0.6	1.2	–	–	6.0

Income from Continuing Operations Before Minority Interest and Income Taxes	90.1	54.7	3.0	1.0	30.7	0.7
Income Tax Expense (Benefit)	32.6	21.2	0.1	0.4	11.8	(0.9)
Minority Interest	3.2	–	–	–	3.2	–
Income from Continuing Operations	54.3	$33.5	$2.9	$0.6	$15.7	$1.6
Loss from Discontinued Operations – Net of Tax	(0.5)

Net Income	$53.8

At September 30, 2006

Total Assets	$1,400.9	$1,009.9	$78.9	$35.2	$84.9	$192.0
Property, Plant and Equipment – Net	$877.9	$822.6	$50.5	–	–	$4.8
Accumulated Depreciation	$816.5	$775.9	$39.0	–	–	$1.6
Capital Expenditures	$53.3	$52.5	$0.8	–	–	–

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 3.                      INVESTMENTS

Short-Term Investments. At September 30, 2007 and December 31, 2006, we held $70.4 million and $104.5 million, respectively, of Short-Term Investments, consisting of auction rate bonds and variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost; however, their cost approximates fair value because the variable interest rates for these securities typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

Long-Term Investments. At September 30, 2007, Investments included the real estate assets of ALLETE Properties, our investment in ATC, debt and equity securities consisting primarily of securities held to fund employee benefits and our emerging technology investments.

We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which requires the use of the equity method of accounting for investments in limited liability companies.

	September 30,	December 31,
Investments	2007	2006
Millions

Real Estate Assets	$86.7	$89.8
Debt and Equity Securities	46.4	36.4
Investment in ATC	65.0	53.7
Emerging Technology Investments	8.3	9.2
Total Investments	$206.4	$189.1

		September 30,	December 31,
Real Estate Assets		2007	2006

Millions

Land Held for Sale Beginning Balance		$58.0	$48.0
Additions during period:	Capitalized Improvements	6.9	18.8
	Purchases	–	1.4
Deductions during period:	Cost of Real Estate Sold	(5.9)	(10.2)

Land Held for Sale Ending Balance		59.0	58.0
Long-Term Finance Receivables		14.3	18.3
Other (a)		13.4	13.5

Total Real Estate Assets		$86.7	$89.8
(a)      Consisted primarily of a shopping center.

Finance Receivables. The majority are receivables having maturities ranging from 3 to 5 years. The finance receivables accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.2 million at September 30, 2007 ($0.2 million at December 31, 2006).

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 3.                      INVESTMENTS (Continued)

Investment in ATC. In December 2005, we entered into an agreement with Wisconsin Public Service Corporation and WPS Investments, LLC that provided for our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, to invest $60 million in ATC. In the first nine months of 2007, we invested an additional $8.7 million ($51.4 million invested through December 31, 2006) in ATC, reaching our approximate $60 million investment commitment. As of September 30, 2007, our equity investment balance in ATC was $65.0 million ($53.7 million at December 31, 2006), representing an 8.1 percent ownership interest.

ALLETE's Interest in ATC
As of September 30, 2007
Millions

Equity Investment Balance at December 31, 2006	$53.7
2007 Investments	8.7
Equity in Earnings	9.3
Earnings Distributions	(6.7)
Equity Investment Balance at September 30, 2007	$65.0

NOTE 4.                      SHORT-TERM AND LONG-TERM DEBT

On February 1, 2007, we issued $60 million in principal amount of First Mortgage Bonds, 5.99% Series due February 1, 2027, in the private placement market. Proceeds were used to retire $60 million in principal amount of First Mortgage Bonds, 7% Series due on February 15, 2007.

On June 8, 2007, we issued $50 million of senior unsecured notes (Notes) in the private placement market. The Notes bear an interest rate of 5.99% and will mature on June 1, 2017. The Company has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Company intends to use the proceeds from the sale of the Notes to fund utility capital projects and for general corporate purposes.

On behalf of SWL&P, the City of Superior, Wisconsin, issued $6.4 million in principal amount of Collateralized Utility Revenue Refunding Bonds (Series A Bonds) and $6.1 million of Collateralized Utility Revenue Bonds (Series B Bonds) on October 3, 2007. The Series A Bonds bear an interest rate of 5.375% and will mature on November 1, 2021. The proceeds, together with other funds, were used to redeem $6.5 million of existing 6.125% bonds. The Series B Bonds bear an interest rate of 5.75% and will mature on November 1, 2037. The proceeds will be used to fund qualifying electric and gas projects.

NOTE 5.	OTHER INCOME (EXPENSE)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Millions

Gain (Loss) on Emerging Technology Investments	$(0.2)	$0.1	$(1.0)	$(1.1)
AFUDC – Equity	1.0	0.1	2.2	0.2
Investment and Other Income	2.4	2.5	10.7	8.7

Total Other Income	$3.2	$2.7	$11.9	$7.8

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 6.	INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (a)	2007	2006 (a)
Millions

Current Tax Expense
Federal	$2.5	$(15.2)	$24.5	$5.2
State	0.7	3.3	7.1	8.1
	3.2	(11.9)	31.6	13.3

Deferred Tax Expense (Benefit)
Federal	3.5	24.3	2.2	20.8
State	1.7	–	2.4	(0.5)
	5.2	24.3	4.6	20.3

Deferred Tax Credits	(0.3)	(0.3)	(0.8)	(1.0)

Income Tax Expense from Continuing Operations	8.1	12.1	35.4	32.6
Income Tax Benefit from Discontinued Operations	–	–	–	(0.3)

Total Income Tax Expense	$8.1	$12.1	$35.4	$32.3
(a)	Included a current federal tax benefit of $24.3 million and a deferred federal tax expense of $24.3 million related to the Kendall County refund.

For the nine months ended September 30, 2007, the effective tax rate on income from continuing operations before minority interest was 34.6 percent (36.2 percent for nine months ended September 30, 2006). The effective rate of 34.6 percent for the nine months ended September 30, 2007, deviated from the statutory rate (approximately 40 percent) primarily due to a state income tax audit settlement ($1.5 million), deductions for Medicare health subsidies, domestic manufacturing deduction, AFUDC and tax planning initiatives.

Uncertain Tax Positions. Effective January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” As a result of the implementation of FIN 48, we recognized a $1.0 million increase in the liability for unrecognized tax benefits. The adoption of FIN 48 also resulted in a reduction in retained earnings of $0.7 million, a reduction of deferred tax liabilities of $0.8 million and an increase in accrued interest of $0.5 million. Subsequent to the implementation of FIN 48, ALLETE’s gross unrecognized tax benefits were $10.4 million. Of this total, $6.8 million (net of federal tax benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.

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

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses in the Consolidated Statement of Income. As of January 1, 2007, the Company had $1.3 million of accrued interest and no accrued penalties related to unrecognized tax benefits included in the Consolidated Balance Sheet. The liability for the payment of interest is $0.9 million as of September 30, 2007.

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 6.                      INCOME TAX EXPENSE (Continued)

In May 2007, we settled a state audit resulting in the recognition of a tax benefit of $1.5 million. After the reversal of unrecognized tax benefits upon the audit settlement, ALLETE’s gross unrecognized tax benefits were $5.1 million at September 30, 2007. Of this total, $3.2 million (net of federal benefit on state issues) represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.

We, along with our subsidiaries, file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, ALLETE is no longer subject to federal examination for years before 2003 or state examinations for years before 2001.

We expect that the amount of unrecognized tax benefits as of September 30, 2007, will change in the next 12 months; however, we do not expect the change to have a significant impact on our financial position, results of operations or cash flows.

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

For the quarter and nine months ended September 30, 2007, there were no financial results to report as discontinued operations.

	Quarter Ended	Nine Months Ended
Discontinued Operations	September 30,	September 30,
Summary Income Statement	2006	2006
Millions
Loss on Disposal
Water Services	$(0.1)	$(0.8)

Income Tax Benefit
Water Services	–	0.3

Net Loss on Disposal	(0.1)	(0.5)

Loss from Discontinued Operations	$(0.1)	$(0.5)

NOTE 8.                      COMPREHENSIVE INCOME (LOSS)

For the quarter ended September 30, 2007, total comprehensive income, net of tax, was $16.3 million ($22.1 million for the quarter ended September 30, 2006). For the nine months ended September 30, 2007, total comprehensive income, net of tax, was $66.7 million ($54.4 million for the nine months ended September 30, 2006). Total comprehensive income (loss) includes net income (loss), unrealized gains and losses on securities classified as available-for-sale, and our unfunded pension liabilities.

Accumulated Other Comprehensive	September 30,
Income (Loss) – Net of Tax	2007	2006
Millions

Unrealized Gain on Securities	$4.4	$2.7
Defined Benefit Pension and Other Postretirement Plans	(11.9)	–
Additional Pension Liability	–	(14.9)

Total Accumulated Other Comprehensive Loss	$(7.5)	$(12.2)

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 9.	EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, “Earnings Per Share,” for the nine months ended September 30, 2007, 0.1 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would be anti-dilutive (no options were excluded for the quarter ended September 30, 2007). For the quarter and nine months ended September 30, 2006, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2007			2006
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts

For the Quarter Ended September 30,

Income from Continuing Operations	$16.5	–	$16.5	$21.9	–	$21.9
Common Shares	28.5	–	28.5	27.8	0.1	27.9
Per Share from Continuing Operations	$0.58	–	$0.58	$0.78	–	$0.78

For the Nine Months Ended September 30,

Income from Continuing Operations	$65.4	–	$65.4	$54.3	–	$54.3
Common Shares	28.2	0.1	28.3	27.7	0.1	27.8
Per Share from Continuing Operations	$2.31	–	$2.31	$1.96	–	$1.95

NOTE 10.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

			Postretirement
	Pension		Health and Life
Components of Net Periodic Benefit Expense	2007	2006	2007	2006
Millions
For the Quarter Ended September 30,

Service Cost	$1.3	$2.3	$1.2	$1.1
Interest Cost	5.7	5.5	2.1	1.9
Expected Return on Plan Assets	(7.7)	(7.1)	(1.6)	(1.4)
Amortization of Prior Service Costs	0.2	0.1	–	–
Amortization of Net Loss	0.8	1.2	0.4	0.4
Amortization of Transition Obligation	–	–	0.6	0.6

Net Periodic Benefit Expense	$0.3	$2.0	$2.7	$2.6

For the Nine Months Ended September 30,

Service Cost	$3.9	$6.9	$3.1	$3.3
Interest Cost	17.1	16.6	5.8	5.6
Expected Return on Plan Assets	(23.0)	(21.4)	(4.8)	(4.2)
Amortization of Prior Service Costs	0.5	0.5	–	–
Amortization of Net Loss	2.4	3.6	0.7	1.3
Amortization of Transition Obligation	–	(0.1)	1.8	1.8

Net Periodic Benefit Expense	$0.9	$6.1	$6.6	$7.8

In 2005, we determined that our postretirement health care plans meet the requirements of the Centers for Medicare and Medicaid Services’ (CMS) regulations and enrolled with the CMS to begin recovering the subsidy. We received our first subsidy payment of $0.3 million in 2007 for 2006 credits.

Employer Contributions. For the quarter ended September 30, 2007, no contributions were made to our pension or postretirement health and life plans. For the nine months ended September 30, 2007, no contributions were made to our pension plans and $2.8 million of contributions were made to our postretirement health and life plans. We do not expect to make any additional contributions to fund our pension or postretirement health and life plans in 2007.

ALLETE, Inc. 2007 Third Quarter 10-Q

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

Minnesota Power was entitled to approximately 71 percent of the Unit’s output under the Agreement prior to 2006. Beginning in 2006, Minnkota Power exercised its option to reduce Minnesota Power’s entitlement by approximately 5 percent annually. We received notices from Minnkota Power reducing our output entitlement by approximately 5 percent annually to 60 percent as of January 1, 2007, 55 percent on January 1, 2008, and 50 percent on January 1, 2009, and thereafter. Minnkota Power has no further option to reduce Minnesota Power’s entitlement below 50 percent. Minnesota Power is obligated to pay its pro-rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. At September 30, 2007, Square Butte had total debt outstanding of $323.5 million. Total annual debt service for Square Butte is expected to be approximately $26 million in each of the years 2007 through 2011. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

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

Coal, Rail and Shipping Contracts. We have three coal supply agreements with various expiration dates ranging from December 2008 to December 2011. We also have rail and shipping agreements for the transportation of all of our coal, with various expiration dates ranging from December 2007 to December 2011. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $42.1 million in 2007, $16.0 million in 2008, $10.7 million in 2009, $5.3 million in 2010 and $5.4 million in 2011. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

Emerging Technology Portfolio. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $1.7 million at September 30, 2007 ($2.5 million at December 31, 2006). We do not have plans to make any additional investments beyond this commitment.

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

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 11.	COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Environmental Matters. (Continued)

MR
SWL&P Manufactured Gas Plant. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. A report submitted in 2003 identified some MGP-like chemicals that were found in the soil near the former plant site. The investigation continued through the fall of 2006. The final Phase II report was issued in June 2007, confirming our understanding of the issues involved. The final Phase II Report and Risk Assessment were sent to the WDNR for review in June 2007. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. A remediation plan will be developed during the fourth quarter of 2007. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. In May 2005, the PSCW approved the collection through rates of $150,000 of site investigation costs that had been incurred at the time SWL&P filed its 2005 rate request. In December 2006, the PSCW approved the recovery of an additional $186,000 of site investigation costs that were incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

EPA Clean Air Interstate Rule and Clean Air Mercury Rule. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of SO2 and NOX in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers as “significantly contributing” to air quality standards non-attainment in other states. The EPA also announced the final Clean Air Mercury Rule (CAMR) that reduces and permanently caps electric utility mercury emissions nationwide. The CAIR and the CAMR regulations have been challenged in the federal court system, which may delay implementation or modify provisions. If the CAMR and the CAIR do go into effect as currently enacted, Minnesota Power expects to be required to: (1) make emissions reductions; (2) purchase mercury, SO2 and NOX allowances through the EPA’s cap-and-trade system; or (3) use a combination of both.

Minnesota Power petitioned the EPA to review its CAIR determinations affecting Minnesota. In July 2005, Minnesota Power also filed a Petition for Review with the U.S. Court of Appeals for the District of Columbia Circuit (Court of Appeals). In November 2005, the EPA agreed to reconsider certain aspects of the CAIR, including the Minnesota Power petition addressing emissions applied to air quality modeling used to determine Minnesota’s inclusion in the CAIR region and our claims about inequities in the SO2 allowance methodology. In March 2006, the EPA announced that it would not make any changes to the CAIR as a result of the petitions for reconsideration. Petitions for Review, including Minnesota Power’s, remain pending at the Court of Appeals. If the Petitions for Review filed with the Court of Appeals are successful, we expect to incur significantly lower compliance costs, consistent with the rules applicable to those states determined to not be “significant contributors” to air quality non-attainment as addressed under the CAIR. Resolution of our CAIR Petition for Review with the Court of Appeals is anticipated by late 2008.

Community Development District Obligations.Town Center. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, which are payable over 31 years (by May 1, 2036). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of a portion of the major infrastructure improvements at Town Center. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments are being billed to Town Center landowners beginning in November 2006. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2007, we owned 69 percent of the assessable land in the Town Center District (73 percent at December 31, 2006).

ALLETE, Inc. 2007 Third Quarter 10-Q

NOTE 11.                      COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Community Development District Obligations. (Continued)

Palm Coast Park. In May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, which are payable over 31 years (by May 1, 2037). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) are being used to pay for the construction of the major infrastructure improvements at Palm Coast Park and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments will be billed to Palm Coast Park landowners beginning in November 2007. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, we will recognize the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2007, we owned 89 percent of the assessable land in the Palm Coast Park District (97 percent at December 31, 2006).

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

ALLETE, Inc. 2007 Third Quarter 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, management, discussion and analysis from the 2006 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading: “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” located on page 4 and “Risk Factors” located in Part I, Item 1A, page 24 of our 2006 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

EXECUTIVE SUMMARY

ALLETE is a diversified company that has provided fundamental products and services since 1906. These include our former operations in the water, paper, telecommunications and automotive industries and the core Energy and Real Estate businesses we operate today.

Energy is comprised of Regulated Utility, Nonregulated Energy Operations and Investment in ATC.

•
Regulated Utility includes retail and wholesale rate regulated electric, natural gas and water services in northeastern Minnesota and northwestern Wisconsin under the jurisdiction of state and federal regulatory authorities.

•	Nonregulated Energy Operations includes our coal mining activities in North Dakota, approximately 50 MW of nonregulated generation and Minnesota land sales.

•	Investment in ATC includes our equity ownership interest in ATC.

Real Estate includes our Florida real estate operations.

Other includes our investments in emerging technologies, and earnings on cash and short-term investments.

ALLETE, Inc. 2007 Third Quarter 10-Q

EXECUTIVE SUMMARY (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Kilowatthours Sold	2007	2006	2007	2006
Millions

Regulated Utility
Retail and Municipals
Residential	258.8	263.0	832.1	800.1
Commercial	360.5	361.7	1,033.6	1,005.9
Municipals	255.7	248.6	751.3	684.0
Industrial	1,775.8	1,836.9	5,215.2	5,429.1
Other	21.5	20.8	62.8	59.4

Total Retail and Municipals	2,672.3	2,731.0	7,895.0	7,978.5
Other Power Suppliers	571.9	584.3	1,608.8	1,604.9

Total Regulated Utility	3,244.2	3,315.3	9,503.8	9,583.4
Nonregulated Energy Operations	60.7	60.4	184.2	181.3

	3,304.9	3,375.7	9,688.0	9,764.7

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
Real Estate	2007		2006		2007		2006
Revenue and Sales Activity (a)	Qty	Amount	Qty	Amount	Qty	Amount	Qty	Amount
Dollars in Millions

Town Center Sales
Commercial Sq. Ft.	50,000	$1.8	114,300	$3.6	474,476	$14.5	364,995	$9.8
Residential Units	–	–	356	3.8	130	1.6	542	9.4

Palm Coast Park
Commercial Sq. Ft.	–	–	–	–	40,000	2.0	–	–
Residential Units	–	–	200	3.0	406	11.1	200	3.0

Other Land Sales
Acres (b)	83	3.0	242	4.9	450	8.9	708	20.4

Contract Sales Price (c)		4.8		15.3		38.1		42.6

Revenue Recognized from Previously Deferred Sales		0.1		1.0		2.4		5.3

Deferred Revenue		(1.1)		(2.9)		(4.2)		(6.8)

Adjustments (d)		–		0.6		–		(0.9)

Revenue from Land Sales		3.8		14.0		36.3		40.2

Other Revenue		1.0		1.1		4.7		3.8

		$4.8		$15.1		$41.0		$44.0
(a)      Quantity amounts are approximate until final build-out.
(b)      Acreage amounts are shown on a gross basis, including wetlands and minority interest.
(c)	Reflected total contract sales price on closed land transactions.
(d)	Contributed development dollars, which are credited to cost of real estate sold.

ALLETE, Inc. 2007 Third Quarter 10-Q

EXECUTIVE SUMMARY (Continued)

NET INCOME
The following income discussion summarizes, by segment, a comparison of the nine months ended September 30, 2007, to the nine months ended September 30, 2006.

Regulated Utility contributed income of $37.9 million in 2007 ($33.5 million in 2006). The increase in earnings for 2007 reflects:

•	increased electric sales to residential, commercial and municipal customers, as well as increased gas sales at SWL&P due to colder weather in the first quarter of 2007;
•	rate increases, effective January 1, 2007, at SWL&P;
•	commencement of current revenue cost recovery on AREA project environmental capital expenditures; and
•	higher AFUDC related to increased capital expenditures.

These increases were partially offset by higher operations and maintenance expenses relating to the Boswell Unit 4 outage.

Nonregulated Energy Operations reported income of $3.4 million in 2007 ($2.9 million in 2006), reflecting a $1.2 million after tax gain on land sold that was part of our purchase of Taconite Harbor.

Investment in ATC contributed income of $5.6 million in 2007 ($0.6 million in 2006). Our initial investment in ATC was in May 2006.

Real Estate contributed income of $15.2 million in 2007 ($15.7 million in 2006). Income was lower in 2007 than in 2006 due to the deterioration of market conditions. The mix of real estate sales also varies from period to period which can impact comparisons between years.

Other reflected net income of $3.3 million in 2007 ($1.6 million in 2006). The increase in 2007 included a state tax audit settlement for $1.5 million and the release from a loan guarantee for Northwest Airlines Corporation of $0.6 millionafter tax.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

(See Note 2. Business Segments for financial results by segment.)

Regulated Utility

Operating revenue increased $10.9 million, or 6 percent, from 2006 primarily due to increased fuel clause recoveries, and rate increases at SWL&P.

Fuel clause recoveries increased $13.0 million in 2007 primarily as a result of increased purchased power expenses (see Fuel and Purchased Power Expense discussion below).

Revenue from other power suppliers decreased $2.3 million, or 8.4 percent, from 2006 primarily due to a 6 percent decrease in the price per kilowatthour.

New rates at SWL&P, which became effective January 1, 2007, reflect a 2.8 percent increase in electric rates, a 1.4 percent increase in gas rates and an 8.6 percent increase in water rates. These rate increases resulted in a $0.4 million increase in operating revenue.

Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2007 (24 percent in 2006). Revenue from electric sales to paper and pulp mills accounted for 10 percent of consolidated operating revenue in 2007 (9 percent in 2006). Revenue from electric sales to pipelines accounted for 7 percent of consolidated operating revenue in 2007 (6 percent in 2006).

Overall kilowatthour sales were down 2.1 percent compared to 2006. Combined residential, commercial and municipal kilowatthour sales were flat compared to 2006, while industrial kilowatthour sales decreased by 61.1 million, or 3.0 percent. The decrease in residential and commercial sales was primarily due to a warmer than average 2006 which was offset by higher municipal kilowatthour sales due to two existing municipal customers converting to full-energy requirements and residential and commercial customer growth. The reduction in industrial kilowatthour sales was primarily due to an idle production line at one of our taconite customers. In September 2007, the taconite customer resumed production on the idle line. Minor fluctuations in industrial kilowatthour sales generally do not have a large impact on revenue due to a fixed demand component of revenue, which is less sensitive to changes in kilowatthours sales.

ALLETE, Inc. 2007 Third Quarter 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

Regulated Utility (Continued)

Operating expenses increased $15.1 million, or 11 percent, from 2006.

Fuel and Purchased PowerExpense increased $12.3 million from 2006 primarily due to a $9.7 million increase in purchased power expense because of outages at our generating facilities and a major planned outage at the Square Butte generating facility. The replacement power costs are recovered through the regulated utility fuel adjustment clause in Minnesota.

Operating and Maintenance Expense increased $2.9 million, or 6 percent, from 2006 due to a planned outage at Boswell Unit 2, higher labor, and storm restoration expense.

Depreciation decreased $0.1 million from 2006 primarily due to the life extension of Boswell Unit 3.

Other income increased $0.9 million from 2006 primarily due to higher earnings from the capitalization of AFUDC - Equity because of increased construction activity.

Nonregulated Energy Operations

Operating revenue increased $1.0 million, or 6 percent, from 2006 primarily due to higher coal revenue realized under a cost-plus contract. This reflects a 27.3 percent increase in the delivered price per ton due to higher coal production expenses (see Operating expenses below).

Operating expenses increased $1.9 million, or 13 percent, from 2006 reflecting higher coal production expenses and higher property taxes. The increase in property taxes is primarily due to higher assessed market values, while the increase in coal operating expenses is due to higher fuel costs and dragline repairs.

Investment in ATC

Equity Earnings reflected $3.2 million of income in 2007 resulting from our pro-rata share of ATC’s earnings as discussed in Note 3. Our investment in ATC began in May 2006.

Real Estate

Operating revenue decreased $10.3 million, or 68 percent, from 2006 due to the deterioration of market conditions in 2007. Revenue from land sales in 2007 was $3.8 million, which included $0.1 million in previously deferred revenue. In 2006, revenue from land sales was $14.0 million, which included $1.0 million in previously deferred revenue.

For the quarter ended September 30, 2007, 50,000 commercial square feet were sold at Town Center (114,300 at Town Center in 2006) and 83 acres of other land were sold (242 acres in 2006). No residential units (356 at Town Center and 200 at Palm Coast Park in 2006) were sold during the third quarter.

Operating expenses decreased $1.5 million, or 30 percent, from 2006 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

Other

Interest Expense decreased $1.0 million, or 77 percent, from 2006 due to the prior year including additional interest relating to taxes owed on the gain on the sale of our Florida Water assets.

Income Taxes

For the quarter ended September 30, 2007, the effective tax rate on income from continuing operations before minority interest was 32.7 percent (34.5 percent for the quarter ended September 30, 2006). The effective rate of 32.7 percent for the quarter ended September 30, 2007, deviated from the statutory rate (approximately 40 percent) primarily due to revising the projected annual effective tax rate down, and recording the effects in the quarter ended September 30, 2007. The annual effective rate for 2007 is now estimated to be between 35 percent and 36 percent, down from the estimated 37 percent at June 30, 2007. The reason for the decrease in the annual rate is due to higher expected tax exempt interest, a higher projected domestic manufacturing deduction and tax planning initiatives.

ALLETE, Inc. 2007 Third Quarter 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Regulated Utility

Operating revenue increased $61.2 million, or 13 percent, from 2006 primarily due to increased fuel clause recoveries, increased kilowatthour sales to residential, commercial and municipal customers, increased power marketing prices, and rate increases at SWL&P.

Fuel clause recoveries increased $50.7 million in 2007 as a result of increased purchased power expenses (see Fuel and Purchased Power Expense discussion below).

Revenue from other power suppliers increased $1.9 million, or 2.5 percent, from 2006 primarily due to a 2.7 percent increase in the price per kilowatthour.

New rates at SWL&P, which became effective January 1, 2007, reflect a 2.8 percent increase in electric rates, a 1.4 percent increase in gas rates and an 8.6 percent increase in water rates. These rate increases resulted in a $1.2 million increase in operating revenue.

Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in each 2007 and 2006. Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in each of 2007 and 2006. Revenue from electric sales to pipelines accounted for 7 percent of consolidated operating revenue in 2007 (6 percent in 2006).

Overall, kilowatthour sales were slightly lower in 2007. Combined residential, commercial and municipal kilowatthour sales increased 127.0 million, or 5.1 percent, from 2006, while industrial kilowatthour sales decreased by 213.9 million, or 3.9 percent. The increase in residential, commercial and municipal kilowatthour sales was primarily because of two existing municipal customers converting to full-energy requirements and a 10 percent increase in Heating Degree Days (primarily in February). The reduction in industrial kilowatthour sales was primarily due to an idle production line and production delays at one of our taconite customers. In September 2007, the affected taconite customer resumed production on the idle line. Minor fluctuations in industrial kilowatthour sales generally do not have a large impact on revenue due to a fixed demand component of revenue that is less sensitive to changes in kilowatthours sales.

Operating expenses increased $57.5 million, or 14 percent, from 2006.

Fuel and Purchased Power Expense increased $50.5 million from 2006 primarily due to a $47.6 million increase in purchased power reflecting a 35 percent increase in kilowatthours purchased and a 13.7 percent increase in the price per kilowatt purchased. The increase in purchased power was primarily due to the following outages at our generating facilities:

•	scheduled outage at Boswell Unit 3;
•	scheduled outages at Laskin Unit 1 and Taconite Harbor Unit 2 relating to AREA plan environmental upgrades; and
•	unplanned outages at Boswell Unit 4.

Boswell Unit 4 completed generator repairs and returned to service in May 2007, as scheduled. Substantially all of the costs of the replacement coils were covered under the original manufacturer’s warranty.

Additionally, low hydro generation and a lower Square Butte entitlement contributed to higher purchased power expense. The replacement power costs are recovered through the fuel adjustment clause in Minnesota.

Operating and Maintenance Expense increased $8.0 million, or 5 percent, from 2006 due to a $7.0 million increase in plant maintenance primarily due to planned outages at our generating facilities.

Depreciation decreased $1.0 million from 2006 primarily due to the life extension of Boswell Unit 3.

Interest Expense decreased $0.7 million from 2006 primarily due to capitalization of AFUDC-Debt because of increased construction activity.

Other income increased $1.8 million from 2006 primarily due to higher earnings from the capitalization of AFUDC-Equity because of increased construction activity.

ALLETE, Inc. 2007 Third Quarter 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

Nonregulated Energy Operations

Operating revenue increased $1.2 million, or 2 percent, from 2006 primarily due to higher coal revenue realized under a cost-plus contract. This reflects a 5.8 percent increase in the delivered price per ton due to higher coal production expenses (see Operating expenses below).

Operating expenses increased $3.1 million, or 7 percent, from 2006 reflecting higher coal production expense and higher property taxes. The increase in property taxes is primarily due to higher assessed market values, while the increase in coal operating expenses is due to higher fuel costs, dragline repairs and tires.

Other income increased $2.0 million from 2006 reflecting a $1.9 million gain on land sold which was part of our Taconite Harbor purchase.

Investment in ATC

Equity Earnings reflected $9.3 million of income in 2007 resulting from our pro-rata share of ATC’s earnings as discussed in Note 3. Our investment in ATC began in May 2006.

Real Estate

Operating revenue decreased $3.0 million, or 7 percent, from 2006 due to the deterioration of market conditions in 2007. Revenue from land sales in 2007 was $36.3 million, which included $2.4 million in previously deferred revenue. In 2006, revenue from land sales was $40.2 million which included $5.3 million in previously deferred revenue.

Through September 30, 2007, 474,476 commercial square feet were sold at Town Center (364,995 square feet in 2006), and 40,000 commercial square feet were sold at Palm Coast Park (none in 2006). Town Center has sold 130 residential units (542 units in 2006) and Palm Coast Park has sold 406 residential units (200 units in 2006). During the first nine months of 2007, 450 acres of other land were sold (708 acres in 2006).

Operating expenses increased $0.9 million, or 7 percent, from 2006 reflecting community development district property tax assessments previously capitalized and increased selling expenses.

Other

Operating expenses decreased $0.5 million from 2006 reflecting lower general and administrative expenses.

Interest expense decreased $1.8 million from 2006, primarily due to the prior year including additional interest relating to taxes owed on the gain on the sale of our Florida Water assets.

Other income increased $0.3 million from 2006 primarily due to the release from a loan guarantee for Northwest Airlines Corporation of $1.0 million, partially offset by less investment income.

Income Taxes

For the nine months ended September 30, 2007, the effective tax rate on income from continuing operations before minority interest was 34.6 percent (36.2 percent for nine months ended September 30, 2006). The effective rate of 34.6 percent for the nine months ended September 30, 2007, deviated from the statutory rate (approximately 40 percent) primarily due to a state income tax audit settlement ($1.5 million), deductions for Medicare health subsidies, a domestic manufacturing deduction, AFUDC and tax planning initiatives.

ALLETE, Inc. 2007 Third Quarter 10-Q

CRITICAL ACCOUNTING ESTIMATES

Certain accounting measurements under applicable GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: impairment of long-lived assets, pension and postretirement health and life actuarial assumptions, regulatory accounting, valuation of investments and provisions for environmental remediation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7 of our 2006 Form 10-K.

OUTLOOK

Earnings Guidance. ALLETE continues to expect that full-year 2007 earnings performance will be between $3.00 and $3.05 per share in 2007. This guidance assumes that difficult Florida real estate market conditions will continue in the fourth quarter. Some real estate sales originally anticipated to close in 2007 are now being deferred or have been cancelled. As a result, total year net income from Real Estate is expected to be between $16 million and $18 million in 2007.

Energy.

Rate Cases. Minnesota Power has and will continue to significantly increase its rate base. As a result of this rate base growth and other cost increases, Minnesota Power anticipates filing a wholesale rate case with the FERC by the end of 2007 or early 2008, and anticipates filing a retail rate case with the MPUC in 2008 or 2009. SWL&P also anticipates filing a retail rate case with the PSCW in 2008.

Large Power Customers. Electric power is a key component in the mining, paper production and pipeline industries. Sales to our Large Power Customers within these industries represent more than half of Minnesota Power’s regulated utility electric sales.

On April 25, 2007, the MPUC approved our electric service agreement with PolyMet Mining, Inc. (PolyMet). In 2006, a contract for approximately 70 MW was successfully negotiated with PolyMet, a new industrial customer planning to start a copper, nickel and precious metals (non-ferrous) mining operation in late 2008. If PolyMet’s environmental permits are received and start-up is achieved, the contract with PolyMet will run through at least 2018.

On June 1, 2007 Minnesota Power and Mesabi Nugget executed an electric service agreement, which will be filed for approval with the MPUC. Mesabi Nugget will produce pig iron, made from pulverized coal and iron ore fines from concentrate, in the form of nuggets with 96-98 percent iron content using a rotary hearth furnace fired by natural gas.  Mesabi Nugget has received all necessary permits to begin operations in 2008.  If the electric service agreement is approved Mesabi Nugget would be a 15 MW customer with potential growth to approximately 50 MW.

AREA and Boswell 3 Emission Reduction Plan. As of September 30, 2007, we have spent $32.3 million of the expected $60 million on the AREA project. In April 2007, Laskin Unit 1 was placed back in service and cost-recovery began May 1, 2007. In June 2007, Taconite Harbor Unit 2 was placed back in service and cost-recovery began July 1, 2007. As of September 30, 2007, we have spent $63.3 million of the expected $200 million on the Boswell Unit 3 emission reduction plan. In late March 2007, the Boswell Unit 3 project received the necessary construction permits. In April 2007, the MPCA issued its assessment of the Boswell Unit 3 emission reduction plan under the Mercury Emissions Reduction Act of 2006. The MPCA found that Minnesota Power’s plan meets the statutory requirements and found it cost effective. Groundbreaking for the Boswell Unit 3 project occurred in May 2007. On October 4, 2007, the MPUC ruled in favor of Minnesota Power’s petition for current cost recovery for the Boswell Unit 3 emission reduction plan. The written order is expected by the end of October 2007.

ALLETE, Inc. 2007 Third Quarter 10-Q

OUTLOOK (Continued)

Energy (Continued)

Integrated Resource Plan. In November 2007, we will file our Integrated Resource Plan with the MPUC detailing our retail energy demand and our energy sourcing options to meet the projected demand over the next 15 years.

Minnesota Fuel Clause. In June 2003, the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. Minnesota Power’s initial comments on the proposed scope and procedure of the investigation were filed in July 2003. In November 2003, the MPUC approved the initial scope and procedure of the investigation. The investigation’s purpose was to focus on whether the fuel clause continues to be an appropriate regulatory tool. Subsequent comments were filed during 2004. The fuel clause docket then became dormant while the MISO Day 2 docket, which held many fuel clause considerations, became very active. In March 2007, the MPUC solicited comments on whether the original fuel clause investigation should continue and, if so, what issues should be pursued. Minnesota Power filed comments in April 2007, suggesting that if the investigation continued, it should focus on remaining key elements of the fuel clause, beyond the purchased power transactions examined in the MISO Day 2 proceeding, such as fuel purchases and outages. Additionally, Minnesota Power’s comments suggested that more specialized fuel clause issues be addressed in separate dockets on an as needed basis. The DOC filed a letter requesting that the parties to the docket update the record in this proceeding by September 28, 2007. Minnesota Power complied by filing additional comments, updating Minnesota Power’s previous filings in the fuel clause investigation docket to account for changes occurring since the investigation began in July 2003. The fuel clause investigation docket is awaiting further action by the MPUC.

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

In May 2007, the MPUC approved a second 25-year wind power purchase agreement to purchase an additional 48-MW of wind energy from Oliver Wind II, an expansion of Oliver Wind I located in North Dakota. The MPUC also allowed immediate recovery of the costs for associated transmission upgrades. The project is expected to be operational by the end of 2007.

In May 2007, the MPUC approved two 20-year Community-Based Energy Development Project power purchase agreements. The 2.5-MW Wing River Wind project, with Wing River Wind, LLC, became operational on July 6, 2007. The 30-MW Bear Creek Wind Partners project, with Bear Creek Wind Partners, LLC, is expected to be operational by the end of 2008.

In September 2007, we began construction of the $50 million, 25-MW Taconite Ridge Wind I Facility, located in northeastern Minnesota. On August 6, 2007, Minnesota Power filed a petition for cost recovery on the Taconite Ridge Wind I Facility with the MPUC. On September 6, 2007, the site permit application filed for the Taconite Ridge Wind I Facility was approved by the MPUC. On October 9, 2007 the DOC recommended approval of Minnesota Power’s cost recovery filing.  The Taconite Ridge Wind I Facility is expected to become operational in mid-2008.

Minnesota Power continues to investigate additional renewable energy resources including biomass, hydroelectric and wind generation that will help it meet the Minnesota 25 percent renewable energy standard. In particular, Minnesota Power is conducting a feasibility study for construction of a 25-MW biomass generating unit at its Laskin Energy Center, as well as looking at opportunities to expand biomass energy production at existing facilities. Additionally, Minnesota Power is pursuing a potential 10-MW expansion of its Fond du Lac hydroelectric station. The Company will submit plans regarding the additional renewable energy options currently under study as a part of its Resource Plan filing with the State of Minnesota in November 2007. We will also make specific renewable project filings for regulatory approval as needed.

ALLETE, Inc. 2007 Third Quarter 10-Q

OUTLOOK (Continued)

Investment in ATC. In February 2007, we completed our $60 million investment in ATC. As of September 30, 2007, our equity investment was $65.0 million, representing an 8.1 percent ownership interest. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. (See Note 3.)

Real Estate. In June 2005, we began selling property from our Town Center development project. In August 2006, we began selling property from our Palm Coast Park development project. Since land is being sold before completion of the project infrastructure, revenue and cost of real estate sold are recorded using a percentage-of-completion method. As of September 30, 2007, we had $5.3 million ($7.5 million revenue; $1.9 million cost of real estate sold; $0.3 million selling expense) of deferred profit on sales of real estate, before taxes and minority interest, on our consolidated balance sheet. The majority of deferred profit relates to sales at Town Center.

Real Estate
Pending Contracts (a, b)		Contract
At September 30, 2007	Quantity (c)	Sales Price
Dollars in Millions

Town Center
Commercial Sq. Ft.	331,724	$10.1
Residential Units	910	14.6

Palm Coast Park
Commercial Sq. Ft.	–	–
Residential Units	1,981	39.1

Other Land
Acres	183	9.4
		$73.2

(a)	During the first nine months of 2007, there were two contracts canceled at Town Center ($3.2 million) and three contracts canceled at Lehigh ($3.7 million) in the “Other Land” category above.
(b)	Pending contracts are contracts for which the due diligence period has ended, and the contract deposit is non-refundable subject to performance by the seller.
(c)
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

ALLETE, Inc. 2007 Third Quarter 10-Q

OUTLOOK (Continued)

Real Estate. (Continued)

At September 30, 2007, total pending land sales under contract were $73.2 million ($113.8 million at December 31, 2006) and are anticipated to close at various times through 2012. Pending land sales under contract for properties at Town Center and Palm Coast Park totaled $24.7 million ($40.1 million at December 31, 2006) and $39.1 million ($62.8 million at December 31, 2006), respectively. Prices on these contracts range from $20 to $42 per commercial square foot, $8,000 to $30,000 per residential unit and $11,000 to $300,000 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the other properties under contract are zoned commercial or mixed use. In addition to minimum-base price contracts, certain contracts allow us to receive participation revenue from land sales to third parties if various formula-based criteria are achieved.

The main decrease in pending land sales under contract is due to two large sales that closed during the second quarter of 2007 and five contract cancellations. In April 2007, Palm Coast Center, LLC and Target Corporation closed for $12.6 million at Town Center and in June 2007, LRCF Palm Coast, LLC (Lowe Enterprises) closed on the first parcel of the Sawmill Creek project at Palm Coast Park for $13.1 million pursuant to revised contract terms. Under the amended contract, the total purchase price under contract was reduced from $52.5 million to $42.0 million. In addition to the base price, the amended contract allows us to receive participation revenue from land sales to third parties if various formula based criteria are achieved. Current contract terms with Lowe Enterprises allow for extensions on the remaining three closings. The closings are expected to occur through 2011. During the first nine months of 2007, there were two contracts canceled at Town Center ($3.2 million) and three contracts canceled at Lehigh ($3.7 million). The three contract cancellations at Lehigh are included in the “Other Land” category. These contracts were all signed in the first half of 2007.

If a purchaser defaults under terms of a contract, our remedies generally include retention of the purchaser’s deposit and the ability to remarket the property to other prospective buyers. In many cases, the purchaser has also incurred significant costs in planning, designing and marketing of the property under contract before the contract closes.

Conditions in the Florida real estate market may fluctuate over time and have been difficult in 2007. The difficult market conditions for Florida real estate have not improved, and we saw further market deterioration in the third quarter.

While we are unable to predict when the Florida real estate market will begin to improve, we expect that our Real Estate business will continue to be not only profitable, but a significant contributor to ALLETE’s on-going earnings stream. We believe the Palm Coast area will continue to experience above average long-term population growth, and our already entitled inventory of mixed-use land in that area will continue to be attractive to buyers in northeastern Florida.

ALLETE, Inc. 2007 Third Quarter 10-Q

OUTLOOK (Continued)

Real Estate. (Continued)

Summary of Development Projects
For the Nine Months Ended		Total	Residential	Commercial
September 30, 2007	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)
Town Center	80%
At December 31, 2006		1,356	2,222	2,705,310
Property Sold		(91)	(130)	(474,476)
Change in Estimate (a)		17	177	51,688
		1,282	2,269	2,282,522
Palm Coast Park	100%
At December 31, 2006		4,337	3,760	3,156,800
Property Sold		(863)	(406)	(40,000)
Change in Estimate (a)		112	–	–
		3,586	3,354	3,116,800
Ormond Crossings	100%
At December 31, 2006		5,960	(d)	(d)
Change in Estimate (a)		8
		5,968

(a)
Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest. Acreage amounts may vary due to platting or surveying activity. Wetland amounts vary by property and are often not formally determined prior to sale.

(b)	Estimated and includes minority interest. The actual property breakdown at full build-out may be different than these estimates.
(c)	Includes industrial, office, institutional and retail square footage.
(d)
A development order approval from the City of Ormond Beach was received in December 2006, for up to 3,700 residential units and 5 million commercial square feet. A development order from Flagler County is currently under review, and if approved, Ormond Crossings will receive entitlements for up to 700 additional residential units. Actual build-out, however, will consider market demand as well as infrastructure and mitigation costs.

Summary of Other Land Inventories
For the Nine Months Ended
September 30, 2007	Ownership	Total	Mixed Use	Residential	Commercial	Agricultural
Acres (a)

Palm Coast Holdings	80%
At December 31, 2006		2,136	1,404	346	247	139
Property Sold		(78)	(59)	–	(19)	–
Change in Estimate (a)		(666)	(474)	(244)	101	(49)
		1,392	871	102	329	90
Lehigh	80%
At December 31, 2006		223	–	140	74	9
Change in Estimate (a)		–	–	–	–	–
		223	–	140	74	9
Cape Coral	100%
At December 31, 2006		30	–	1	29	–
Property Sold		(8)	–	–	(8)	–
		22	–	1	21	–
Other (b)	100%
At December 31, 2006		934	–	–	–	934
Property Sold		(364)	–	–	–	(364)
Change in Estimate (a)		(113)	–	–	–	(113)
		457	–	–	–	457

(a)
Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest. Acreage amounts may vary due to platting or surveying activity. Wetland amounts vary by property and are often not formally determined prior to sale. The actual property allocation at full build-out may be different than these estimates.

(b)	Includes land located in Palm Coast, Florida not included in development projects.

ALLETE, Inc. 2007 Third Quarter 10-Q

OUTLOOK (Continued)

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 40% for 2007. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the statutory rate to the expected annual effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, AFUDC, domestic manufacturer’s deduction, depletion allowances, as well as other items. The annual effective rate is also impacted by such items as changes in income from operations before minority interest, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters.

The annual effective tax rate is currently estimated to be between 35% and 36% for 2007.  At June 30, 2007, the annual effective tax rate was estimated to be 37%.  The decrease in the projected annual effective tax rate is due to an estimated increase in the benefit of the domestic manufacturer’s deduction and tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activities

We believe our financial condition is strong, as evidenced by cash and cash equivalents and short-term investments of $131.8 million, and a debt to total capital ratio of 38 percent at September 30, 2007.

Operating Activities. Cash flow from operating activities was $98.4 million for the nine months ended September 30, 2007 ($90.5 million for the nine months ended September 30, 2006). Cash flow from operating activities was higher in 2007, primarily due to increased earnings from continuing operations compared to 2006 and no cash used for discontinued operations in 2007. Cash used for discontinued operations was higher in 2006 due to the payment of $13.1 million of accrued liabilities from 2005. Deferred income taxes was higher in 2006 due to the $24.3 million deferred federal tax refund received related to the Kendall County charge.

Investing Activities. Cash flow used in investing activities was $116.2 million for the nine months ended September 30, 2007 ($101.6 million for the nine months ended September 30, 2006). Cash used in investing activities was higher in 2007 due to additions to property, plant and equipment and was offset by activity within our short-term investment portfolio. Additions to property, plant and equipment were higher in 2007 than 2006 by $83.4 million primarily due to major environmental construction projects. Activity within our short-term investment portfolio reflected increased net sales of short-term investments of $34.1 million in 2007, while 2006 included $4.7 million of net purchases.

Financing Activities. Cash flow from financing activities was $34.4 million for the nine months ended September 30, 2007 (used for financing activities was $27.1 million for the nine months ended September 30, 2006). The increase in cash flows from financing activities is due to $50 million of unsecured notes issued in the private placement market in June 2007. (See Securities below and Note 4.)

Working Capital. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.2 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $170.0 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

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

On behalf of SWL&P, the City of Superior, Wisconsin, issued $6.4 million in principal amount of Collateralized Utility Revenue Refunding Bonds (Series A Bonds) and $6.1 million of Collateralized Utility Revenue Bonds (Series B Bonds) on October 3, 2007. The Series A Bonds bear an interest rate of 5.375% and will mature on November 1, 2021. The proceeds, together with other funds, were used to redeem $6.5 million of existing 6.125% bonds. The Series B Bonds bear an interest rate of 5.75% and will mature on November 1, 2037. The proceeds will be used to fund qualifying electric and gas projects.

ALLETE, Inc. 2007 Third Quarter 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2006 Form 10-K, with additional disclosure discussed in Note 11 of this Form 10-Q.

Capital Requirements

For the nine months ended September 30, 2007, additions to property, plant and equipment for continuing operations totaled $136.7 million ($53.3 million in 2006), which were spent in the Regulated Utility segment using a combination of internally generated funds and debt issuances.

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

SECURITIES INVESTMENTS

Available-For-Sale Securities. As of September 30, 2007, our available-for-sale securities portfolio consisted of securities in a grantor trust established to fund certain employee benefits included in Investments, and various auction rate bonds and variable rate demand notes included in Short-Term Investments. Our available-for-sale securities portfolio had a fair value of $99.7 million at September 30, 2007 ($130.1 million at December 31, 2006) and a total unrealized after-tax gain of $4.4 million at September 30, 2007 ($4.0 million at December 31, 2006).

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review, on a quarterly basis, available-for-sale securities for other than temporary impairment by assessing such factors as share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairments on our available-for-sale securities for the quarter ended September 30, 2007.

Emerging Technology Portfolio. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investments in venture capital funds under the equity method and account for our direct investments in privately-held companies under the cost method based primarily on our ownership percentages. The total carrying value of our emerging technology portfolio was $8.3 million at September 30, 2007 ($9.2 million at December 31, 2006). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. As a result of our periodic assessments, we did not record any impairments on our emerging technology portfolio for the quarter ended September 30, 2007. Our basis in direct investments in privately-held companies included in the emerging technology portfolio was zero at both September 30, 2007 and December 31, 2006.

ALLETE, Inc. 2007 Third Quarter 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

COMMODITY PRICE RISK

Our regulated utility operations in Minnesota and Wisconsin incur costs for fuel (primarily coal), power and natural gas purchased for resale in our regulated service territories, and related transportation. Our regulated utilities’ exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory environment, which generally allows a fuel clause surcharge if costs are in excess of those in our last rate filing. Conversely, costs below those in our last rate filing result in a rate credit. We seek to prudently manage our customers’ exposure to price risk by entering into contracts of various durations and terms for the purchase of coal and power (in Minnesota), power and natural gas (in Wisconsin), and related transportation costs.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. While we continue to enhance our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. 2007 Third Quarter 10-Q

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 11 of this Form 10-Q, and are incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2006 Form 10-K.

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

Ref. Page 8 – Minimum Revenue and Demand Under Contract Table
Ref. Form 10-Q for the Quarter Ended March 31, 2007, Page 26 – Item 5, Other Information

Minimum Revenue and Demand Under Contract	Minimum	Monthly
As of September 30, 2007	Annual Revenue (a, b)	Megawatts

2007	$110.0	722
2008	$59.3	366
2009	$25.9	148
2010	$25.5	148
2011	$23.3	136

(a)	Based on past experience, we believe revenue from our large power customers will be substantially in excess of the minimum contract amounts.
(b)
Although several contracts have a feature that allows demand to go to zero after a two-year advance notice of a permanent closure, this minimum revenue summary does not reflect this occurrence happening in the forecasted period because we believe it is unlikely.

Ref. Page 76 – Fuel Clause Recovery of MISO Day 2 Costs, First Full Paragraph
Ref. Form 10-Q for the Quarter Ended March 31, 2007, Page 27 – Item 5, Other Information
Ref. Form 10-Q for the Quarter Ended June 30, 2007, Page 26 – Item 5, Other Information

On January 8, 2007, the Minnesota Office of Attorney General petitioned for reconsideration of the MPUC’s December 20, 2006, order. On February 15, 2007, the MPUC declined to address the Minnesota Office of Attorney General’s request for reconsideration. On April 10, 2007, the Minnesota Office of Attorney General filed an appeal with the Minnesota Court of Appeals. The appeal does not alter current cost recovery of MISO charges in accordance with the MPUC’s order. On June 25, 2007, the Office of Attorney General filed its initial brief. Reply briefs from the MPUC, Minnesota Power and other utilities were filed on July 30, 2007.  The Minnesota Office of the Attorney General filed its surrebuttal brief on August 13, 2007, and the appeal awaits court scheduling.

ALLETE, Inc. 2007 Third Quarter 10-Q

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

99
ALLETE News Release dated October 26, 2007, announcing 2007 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

SWL&P is a party to other long-term debt instruments, $6,370,000 of City of Superior, Wisconsin, Collateralized Utility Revenue Refunding Bonds Series 2007A and $6,130,000 of City of Superior, Wisconsin, Collateralized Utility Revenue Bonds Series 2007B, that, pursuant to Regulation S-K, Item 601(b)(4)(iii), are not filed as exhibits since the total amount of debt authorized under each of these omitted instruments does not exceed 10% of our total consolidated assets. We will furnish copies of these instruments to the SEC upon its request.

ALLETE, Inc. 2007 Third Quarter 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, Inc.

October 26, 2007	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

October 26, 2007	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller

ALLETE, Inc. 2007 Third Quarter 10-Q