Form 10-Q/A
period 2007-09-30
ALLETE INC
filed 2007-11-09
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment 1

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

Common Stock, no par value,
30,821,767 shares outstanding
as of September 30, 2007

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 (the “Amendment”) to ALLETE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 26, 2007.  This Amendment is being filed solely to submit the Exhibit 31(a) certification of the chief executive officer.  The original Quarterly Report inadvertently included a duplicate of the chief financial officer certification rather than the chief executive officer certification.  Consistent with applicable SEC guidance, this Amendment includes the entire Quarterly Report for the quarter ended September 30, 2007.

The Third Quarter 2007 Press Release previously furnished on October 26, 2007 as Exhibit 99 to the original Quarterly Report is not included in this submission.  Other than as stated above, all other information in the previously-filed Quarterly Report remains unchanged.  The Quarterly Report, as amended by the Amendment, does not reflect events occurring after the original filing date of October 26, 2007.

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

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

99
ALLETE News Release dated October 26, 2007, announcing 2007 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.) (Previously furnished with the Form 10-Q for the quarter ended September 30, 2007, filed by ALLETE, Inc. on October 26, 2007.)

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

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, Inc.

November 9, 2007	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller

ALLETE, Inc. Third Quarter 2007 Form 10-Q, Amendment 1