Form 10-Q
period 2008-03-31
ALLETE INC
filed 2008-05-02
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

Common Stock, no par value,
30,841,376 shares outstanding
as of April 30, 2008

ALLETE First Quarter 2008 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
AREA	Arrowhead Regional Emission Abatement
ATC	American Transmission Company LLC
BNI Coal	BNI Coal, Ltd.
BNSF	BNSF Railway Company
Boswell	Boswell Energy Center
Company	ALLETE, Inc. and its subsidiaries
DOC	Minnesota Department of Commerce
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
FPL Energy	FPL Energy, LLC
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
Heating Degree Days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Laskin	Laskin Energy Center
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatthour(s)
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
OAG	Office of the Attorney General
OES	Office of Energy Security
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida

ALLETE First Quarter 2008 Form 10-Q

Definitions (Continued)
Abbreviation or Acronym	Term
Palm Coast Park District	Palm Coast Park Community Development District
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards No.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE First Quarter 2008 Form 10-Q

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

•	the potential impacts of climate change and future regulation to restrict the emissions of GHG on our Regulated Utility operations;
•	effects of restructuring initiatives in the electric industry;
•	economic and geographic factors, including political and economic risks;
•	changes in and compliance with laws and policies;
•	weather conditions;
•	natural disasters and pandemic diseases;
•	war and acts of terrorism;
•	wholesale power market conditions;
•	population growth rates and demographic patterns;
•	effects of competition, including competition for retail and wholesale customers;
•	changes in the real estate market;
•	pricing and transportation of commodities;
•	changes in tax rates or policies or in rates of inflation;
•	unanticipated project delays or changes in project costs;
•	availability and management of construction materials and skilled construction labor for capital projects;
•	unanticipated changes in operating expenses, capital and land development expenditures;
•	global and domestic economic conditions;
•	our ability to access capital markets and bank financing;
•	changes in interest rates and the performance of the financial markets;
•	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and
•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A under the heading “Risk Factors” in Part I of our 2007 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

ALLETE First Quarter 2008 Form 10-Q

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited
	March 31,	December 31,
	2008	2007

Assets
Current Assets
Cash and Cash Equivalents	$76.2	$23.3
Short-Term Investments	–	23.1
Accounts Receivable (Less Allowance of $1.0 at March 31, 2008
and $1.0 at December 31, 2007)	70.1	79.5
Inventories	49.7	49.5
Prepayments and Other	29.6	39.1

Total Current Assets	225.6	214.5
Property, Plant and Equipment - Net	1,153.1	1,104.5
Investments	225.8	213.8
Other Assets	111.3	111.4
Total Assets	$1,715.8	$1,644.2

Liabilities and Shareholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$57.9	$72.7
Accrued Taxes	27.4	14.8
Accrued Interest	6.0	7.8
Long-Term Debt Due Within One Year	12.8	11.8
Deferred Profit on Sales of Real Estate	2.7	2.7
Other	26.8	27.3
Total Current Liabilities	133.6	137.1
Long-Term Debt	470.3	410.9
Deferred Income Taxes	148.5	144.2
Other Liabilities	202.7	200.1
Minority Interest	9.3	9.3
Total Liabilities	964.4	901.6

Commitments and Contingencies

Shareholders' Equity
Common Stock Without Par Value, 43.3 Shares Authorized, 30.8 and 30.8
Shares Outstanding	462.9	461.2
Unearned ESOP Shares	(62.1)	(64.5)
Accumulated Other Comprehensive Loss	(9.1)	(4.5)
Retained Earnings	359.7	350.4
Total Shareholders' Equity	751.4	742.6
Total Liabilities and Shareholders' Equity	$1,715.8	$1,644.2

The accompanying notes are an integral part of these statements.

ALLETE First Quarter 2008 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended
	March 31,
	2008	2007

Operating Revenue	$213.4	$205.3

Operating Expenses
Fuel and Purchased Power	86.3	77.7
Operating and Maintenance	82.4	74.6
Depreciation	12.7	11.7
Total Operating Expenses	181.4	164.0

Operating Income	32.0	41.3

Other Income (Expense)
Interest Expense	(6.7)	(6.3)
Equity Earnings in ATC	3.4	2.9
Other	8.6	4.6
Total Other Income	5.3	1.2

Income Before Minority Interest and Income Taxes	37.3	42.5
Income Tax Expense	13.7	16.1
Minority Interest	–	0.1
Net Income	$23.6	$26.3

Average Shares of Common Stock
Basic	28.7	28.1
Diluted	28.7	28.1
Basic and Diluted Earnings Per Share of Common Stock	$0.82	$0.93

Dividends Per Share of Common Stock	$0.43	$0.41

The accompanying notes are an integral part of these statements.

ALLETE First Quarter 2008 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions - Unaudited

	Quarter Ended
	March 31,
	2008	2007

Operating Activities
Net Income	$23.6	$26.3
AFUDC-Equity	(1.0)	(0.5)
Income from Equity Investments, net of dividends	(0.4)	(0.8)
Gain on Sale of Assets	–	(1.9)
Depreciation	12.7	11.7
Deferred Income Taxes	6.1	0.3
Minority Interest	–	0.1
Stock Compensation Expense	0.6	0.5
Bad Debt Expense	0.2	0.1
Changes in Operating Assets and Liabilities
Accounts Receivable	9.2	0.4
Inventories	(0.2)	(0.9)
Prepayments and Other	9.5	(11.8)
Accounts Payable	(14.6)	(10.5)
Other Current Liabilities	10.3	10.7
Other Assets	0.2	(0.1)
Other Liabilities	1.2	2.1
Cash from Operating Activities	57.4	25.7

Investing Activities
Proceeds from Sale of Available-For-Sale Securities	15.1	32.9
Payments for Purchase of Available-For-Sale Securities	(12.0)	(10.5)
Changes to Investments	3.5	(15.9)
Additions to Property, Plant and Equipment	(59.6)	(25.0)
Proceeds from Sale of Assets	–	1.3
Other	(0.2)	(2.5)
Cash for Investing Activities	(53.2)	(19.7)

Financing Activities
Issuance of Common Stock	1.1	3.8
Issuance of Debt	61.0	62.7
Payments of Long-Term Debt	(0.6)	(60.6)
Dividends on Common Stock and Distributions to Minority Shareholders	(12.8)	(10.3)
Cash from (for) Financing Activities	48.7	(4.4)

Change in Cash and Cash Equivalents	52.9	1.6
Cash and Cash Equivalents at Beginning of Period	23.3	44.8

Cash and Cash Equivalents at End of Period	$76.2	$46.4

The accompanying notes are an integral part of these statements.

ALLETE First Quarter 2008 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 2007 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of ALLETE for the interim periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes included in ALLETE’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

NOTE 1.                      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

	March 31,	December 31,
Inventories	2008	2007
Millions
Fuel	$22.1	$22.1
Materials and Supplies	27.6	27.4

Total Inventories	$49.7	$49.5

Supplemental Statement of Cash Flows Information.

Consolidated Statement of Cash Flows Supplemental Disclosure For the Quarter Ended March 31,	2008	2007
Millions
Cash Paid During the Period for
Interest – Net of Amounts Capitalized	$8.7	$9.2
Income Taxes	$0.6	$1.9

Noncash Investing Activities
Accounts Payable for Capital Additions to Property Plant and Equipment	$(0.2)	$(3.6)

New Accounting Standards. SFAS 157. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in GAAP, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, "Application of FAS 157 to FAS 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FAS 13"(FSP FAS 157-1), which excludes FAS 13, "Accounting for Leases", and its related interpretive accounting pronouncements that address leasing transactions, from the scope of FAS 157.

Also in February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement 157", which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company's results of operations, cash flows or financial positions.

ALLETE First Quarter 2008 Form 10-Q

NOTE 1.                      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – New Accounting Standards (Continued)

The implementation of SFAS 157 for financial assets and financial liabilities and FSP FAS 157-1, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. (See Note 12.) We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations and cash flows, but we do not believe it will have a material impact on the Company.

SFAS 141R. In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations”, but retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact ALLETE if we elect to enter into a business combination subsequent to December 31, 2008.

SFAS 160. In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We are currently evaluating the effect that the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows. ALLETE Properties does have certain noncontrolling interests in consolidated subsidiaries. If SFAS 160 had been applied as of March 31, 2008, the $9.3 million reported as Minority Interest in the Liabilities section on our Consolidated Balance Sheet would have been reported as $9.3 million of Noncontrolling Interest in Subsidiaries in the Equity section of our Consolidated Balance Sheet.

SFAS 161. In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (a) how and why derivatives instruments are used, (b) how derivative instruments are accounted for, and (c) how derivative instruments affect the entities financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We did not have any material derivative instruments at March 31, 2008. In the event we elect to enter into a material derivative or hedging activity in the future, SFAS 161 will have an impact on our disclosure requirements.

ALLETE First Quarter 2008 Form 10-Q

NOTE 2.                      BUSINESS SEGMENTS

		Energy
			Nonregulated
		Regulated	Energy	Investment	Real
	Consolidated	Utility	Operations	in ATC	Estate	Other
Millions

For the Quarter Ended March 31, 2008

Operating Revenue	$213.4	$193.3	$17.3	–	$2.7	$0.1
Fuel and Purchased Power	86.3	86.3	–	–	–	–
Operating and Maintenance	82.4	62.4	15.5	$0.1	3.6	0.8
Depreciation	12.7	11.5	1.2	–	–	–

Operating Income (Loss)	32.0	33.1	0.6	(0.1)	(0.9)	(0.7)
Interest Expense	(6.7)	(5.8)	(0.7)	–	(0.2)	–
Equity Earnings in ATC	3.4	–	–	3.4	–	–
Other Income	8.6	1.1	–	–	0.3	7.2

Income (Loss) Before Minority Interest and Income Taxes	37.3	28.4	(0.1)	3.3	(0.8)	6.5
Income Tax Expense (Benefit)	13.7	10.3	(0.3)	1.3	(0.3)	2.7
Minority Interest	–	–	–	–	–	–
Net Income	$23.6	$18.1	$0.2	$2.0	(0.5)	$3.8

At March 31, 2008

Total Assets	$1,715.8	$1,353.1	$85.0	$66.7	$91.6	$119.4
Property, Plant and Equipment – Net	$1,153.1	$1,099.3	$50.5	–	–	$3.3
Accumulated Depreciation	$850.8	$804.8	$44.2	–	–	$1.8
Capital Expenditures	$60.3	$58.0	$2.3	–	–	–

For the Quarter Ended March 31, 2007

Operating Revenue	$205.3	$180.2	$16.8	–	$8.2	$0.1
Fuel and Purchased Power	77.7	77.7	–	–	–	–
Operating and Maintenance	74.6	56.9	14.4	–	3.1	0.2
Depreciation	11.7	10.6	1.1	–	–	–

Operating Income (Loss)	41.3	35.0	1.3	–	5.1	(0.1)
Interest Expense	(6.3)	(5.2)	(0.6)	–	–	(0.5)
Equity Earned in ATC	–	–	–	–	–	–
Other Income	7.5	0.5	2.3	$2.9	0.2	1.6

Income Before Minority Interest and Income Taxes	42.5	30.3	3.0	2.9	5.3	1.0
Income Tax Expense	16.1	11.5	0.8	1.1	2.1	0.6
Minority Interest	0.1	–	–	–	0.1	–
Net Income	26.3	$18.8	$2.2	$1.8	$3.1	$0.4

At March 31, 2007

Total Assets	$1,560.1	$1,182.8	$79.5	$63.7	$90.6	$143.5
Property, Plant and Equipment – Net	$933.0	$880.5	$49.0	–	–	$3.5
Accumulated Depreciation	$817.5	$775.7	$40.1	–	–	$1.7
Capital Expenditures	$21.9	$21.9	–	–	–	–

ALLETE First Quarter 2008 Form 10-Q

NOTE 3.                      INVESTMENTS

Investments. At March 31, 2008, our long-term investment portfolio included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, our emerging technology portfolio and auction rate securities.

	March 31,	December 31,
Investments	2008	2007
Millions

Real Estate Assets	$91.6	$91.3
Debt and Equity Securities (a)	55.0	39.7
Investment in ATC	66.7	65.7
Emerging Technology Portfolio	7.5	7.9
Other	5.0	9.2
Total Investments	$225.8	$213.8

(a) – See Note 12 for information on fair values relating to investments in debt and equity securities.

	March 31,	December 31,
Real Estate Assets	2008	2007
Millions

Land Held for Sale Beginning Balance	$62.6	$58.0
Additions during period: Capitalized Improvements	1.1	12.8
Purchases	–	–
Deductions during period: Cost of Real Estate Sold	(0.6)	(8.2)

Land Held for Sale Ending Balance	63.1	62.6
Long-Term Finance Receivables	15.0	15.3
Other (a)	13.5	13.4

Total Real Estate Assets	$91.6	$91.3

(a)      Consisted primarily of a shopping center that was subsequently sold on May 1, 2008.

Finance Receivables. Finance receivables, which are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.2 million at March 31, 2008 ($0.2 million at December 31, 2007). The majority are receivables having maturities up to five years.

Investment in ATC. Our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, has a 7.9 percent ownership interest in ATC, a Wisconsin-based public utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of encouraging  the independent operation and ownership of, and investment in, transmission facilities. We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, “Accounting for Investments in Limited Liability Companies.” On April 30, 2008 we made an additional investment in ATC of $2.8 million.

ALLETE's Interest in ATC
As of March 31, 2008
Millions

Equity Investment Balance at December 31, 2007	$65.7
2008 Cash Investments	–
Equity in ATC Earnings	3.4
Distributed ATC Earnings	(2.4)
Equity Investment Balance at March 31, 2008	$66.7

ALLETE First Quarter 2008 Form 10-Q

NOTE 3.                 INVESTMENTS (Continued)

Auction Rate Securities. At March 31, 2008, we held $25.2 million of investments ($23.1 million at December 31, 2007) consisting of five auction rate municipal bonds with stated maturity dates ranging between 15 and 28 years. These auction rate securities consist of guaranteed student loans insured or reinsured by the federal government. These auction rate securities were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors could either buy or sell securities. The auctions have been unable to sustain themselves during 2008 due to the overall lack of credit market liquidity, and we have been unable to liquidate our auction rate securities. Until called by the issuer or liquidity returns to the auction market, these securities will pay above market interest rates. As a result, we have classified the auction rate securities as long-term investments and we have the ability to hold these securities to maturity, or until liquidity returns to this market. Our auction rate securities are recorded at face value, which we believe approximates fair market value. See Note 12 for additional information.

NOTE 4.                SHORT-TERM AND LONG-TERM DEBT

On February 1, 2008, we issued $60 million in principal amount of First Mortgage Bonds, 4.86% Series due April 1, 2013, in the private placement market. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

On March 20, 2008, we accepted an offer from certain institutional buyers in the private placement market to purchase $75 million of First Mortgage Bonds. When issued, on or before May 14, 2008, the bonds will carry an interest rate of 6.02% and will have a term of 15 years. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

NOTE 5.	REGULATORY MATTERS

Electric Rates. Entities within our Regulated Utility segment file for periodic rate revisions with the MPUC, the FERC or the PSCW. Minnesota Power’s current retail rates are based on a 1994 MPUC retail rate order that allows for an 11.6 percent return on common equity dedicated to utility plant. SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007; SWL&P anticipates filing a retail rate case with the PSCW in 2008.

On February 8, 2008, the FERC approved our wholesale rate filing. Our wholesale customers consist of 16 municipalities in Minnesota and two private utilities in Wisconsin, including SWL&P. The FERC authorized an average 10 percent increase for wholesale municipal customers, a 12.5 percent increase for SWL&P, and an overall return on equity of 11.25 percent. The rate increase went into effect on March 1, 2008, and on an annualized basis, is expected to result in approximately $7.5 million in additional revenue.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the rate increase would generate approximately $45 million in additional revenue. The Company anticipates interim rates will take effect in July 2008, with a final rate order in mid-2009. Interim rates are expected to result in an average increase of approximately 8 percent, and are subject to refund pending the final rate order. We cannot predict the level of any rate increase the MPUC may approve.

Incremental revenue in 2008 from both the FERC authorized wholesale rate increase and the expected interim Minnesota retail rate increase is expected to total approximately $20 million.

ALLETE First Quarter 2008 Form 10-Q

NOTE 6.	OTHER INCOME (EXPENSE) - OTHER

	Quarter Ended
	March 31,
	2008	2007
Millions

Loss on Emerging Technology Investments	$(0.5)	$(0.9)
AFUDC–Equity	1.0	0.5
Investment and Other Income	8.1	5.0

Total Other Income - Other	$8.6	$4.6

NOTE 7.               INCOME TAX EXPENSE

	Quarter Ended
	March 31,
	2008	2007
Millions

Current Tax Expense
Federal (a)	$4.8	$11.9
State	2.8	3.9
Total Current Tax Expense	7.6	15.8

Deferred Tax Expense
Federal (a)	5.5	0.2
State	0.9	0.4
Total Deferred Tax Expense	6.4	0.6

Deferred Tax Credits	(0.3)	(0.3)

Total Income Tax Expense	$13.7	$16.1

(a)	Federal current tax expense is lower and federal deferred tax expense is higher than previous year due to bonus depreciation provisions in the Economic Stimulus Act of 2008.

For the quarter ended March 31, 2008, the effective tax rate on income from continuing operations before minority interest was 36.6 percent (37.9 percent for the quarter ended March 31, 2007). The effective rate of 36.6 percent for the quarter ended March 31, 2008, deviated from the statutory rate of approximately 40 percent primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits and depletion.

Uncertain Tax Positions. Under the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” we have gross unrecognized tax benefits of $5.7 million as of March 31, 2008. Of this total, $3.1 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.

We expect that the total amount of unrecognized tax benefits as of March 31, 2008, will change by less than $2.0 million in the next 12 months.

ALLETE First Quarter 2008 Form 10-Q

NOTE 8.                      COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2008, total comprehensive income, net of tax, was $19.0 million ($26.5 million for the quarter ended March 31, 2007). Total comprehensive income (loss) includes net income, unrealized gains and losses on securities classified as available-for-sale, and our unfunded pension liabilities.

Other Comprehensive Income (Loss)	Quarter Ended
Net of Tax	March 31,
	2008	2007
Millions
Net Income	$23.6	$26.3
Other Comprehensive Income
Realized Gain on Securities	(3.8)	–
Unrealized Gain (Loss) on Securities	(1.3)	0.2
Defined Benefit Pension and Other Postretirement Plans	0.5	–
Total Other Comprehensive Income (Loss)	(4.6)	0.2
Total Comprehensive Income	$19.0	$26.5

NOTE 9.                      EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, “Earnings Per Share,” for the quarter ended March 31, 2008, 0.6 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would have been anti-dilutive. For the quarter ended March 31, 2007, 0.1 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2008			2007
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts

For the Quarter Ended March 31,

Income from Continuing Operations	$23.6	–	$23.6	$26.3	–	$26.3
Common Shares	28.7	–	28.7	28.1	–	28.1
Per Share from Continuing Operations	$0.82	–	$0.82	$0.93	–	$0.93

NOTE 10.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

			Postretirement
	Pension		Health and Life
Components of Net Periodic Benefit Expense	2008	2007	2008	2007
Millions
For the Quarter Ended March 31,

Service Cost	$1.5	$1.3	$1.0	$1.0
Interest Cost	6.3	5.7	2.4	1.9
Expected Return on Plan Assets	(8.1)	(7.7)	(1.8)	(1.6)
Amortization of Prior Service Costs	0.2	0.2	–	–
Amortization of Net Loss	0.4	0.8	0.4	0.2
Amortization of Transition Obligation	–	–	0.6	0.6

Net Periodic Benefit Expense	$0.3	$0.3	$2.6	$2.1

ALLETE First Quarter 2008 Form 10-Q

NOTE 10.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Employer Contributions. On April 10, 2008, $7.0 million was contributed to our pension plan and $3.3 million to our postretirement health and life plan. We expect to make additional contributions to our pension plan of $11.6 million and $6.0 million to our postretirement health and life plan in 2008.

We have historically used a September 30 measurement date for the pension and postretirement health and life plans. Pursuant to SFAS 158, we are required to change our measurement date to December 31 during the year ending December 31, 2008. On January 1, 2008, we recorded three months of pension expense as a reduction to retained earnings in the amount of $1.6 million, net of tax, to reflect the impact of this measurement date change. Also on January 1, 2008, we recorded $0.8 million relating to three months of amortization for transition obligations, prior service costs and prior gains and losses within accumulated other comprehensive income.

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

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. At March 31, 2008, Square Butte had total debt outstanding of $316.6 million. Total annual debt service for Square Butte is expected to be approximately $29 million in each of the years 2008 through 2012. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

Wind Power Purchase Agreements. We have two wind power purchase agreements with an affiliate of FPL Energy to purchase the output from two wind facilities, Oliver Wind I and Oliver Wind II located near Center, North Dakota. We began purchasing the output from Oliver Wind I, a 50-MW facility, in December 2006 and the output from Oliver Wind II, a 48-MW facility in November 2007. Each agreement is for 25 years and provides for the purchase of all output from the facilities. There are no fixed capacity charges, and we only pay for energy as it is delivered to us.

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

ALLETE First Quarter 2008 Form 10-Q

NOTE 11.            COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

On January 24, 2008, we received a letter from BNSF alleging that the Company defaulted on a material obligation under the Company’s Coal Transportation Agreement (CTA). In the notice, BNSF claimed the Company underpaid approximately $1.6 million for coal transportation services in 2006 and that failure to pay such amount plus interest may result in BNSF’s termination of the CTA. We believe we do not owe the amount claimed, and that BNSF’s claims are wholly without merit. On April 1, 2008, to ensure that BNSF does not attempt to terminate the CTA, we paid under protest the full amount claimed by BNSF and filed a demand for arbitration of the issue. The delivered costs of fuel for the Company’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Fuel Clause Recovery of MISO Day 2 Costs. We filed a petition with the MPUC in February 2005 to amend our fuel clause to accommodate costs and revenue related to the day-ahead and real-time markets through which we engage in wholesale energy transactions in MISO (MISO Day 2). In December 2006, the MPUC issued an order allowing Minnesota Power and the other utilities involved in the MISO Day 2 proceeding to continue recovering MISO Day 2 charges through the Minnesota retail fuel clause except for MISO Day 2 administrative charges. Upon denial of a reconsideration request, the OAG appealed the MPUC Order in a filing with the Minnesota Court of Appeals. A written decision was issued on April 15, 2008, upholding the terms of the MISO Day 2 Order.

The December 2006 MPUC order, subject to the rehearing request, granted deferred accounting treatment for three MISO Day 2 charge types that were determined to be administrative charges. Under the order, Minnesota Power refunded, through customer bills, approximately $2 million of administrative charges previously collected through the fuel clause between April 1, 2005, and December 31, 2006, and recorded these administrative charges as a regulatory asset. We were permitted to continue accumulating MISO Day 2 administrative charges after December 31, 2006, as a regulatory asset until we file our next rate case, at which time recovery for such charges will be determined. The balance of this regulatory asset was $4.1 million on March 31, 2008, ($3.7 million at December 31, 2007) and we consider regulatory recovery to be probable. This order removed the subject to refund requirement of the two interim orders, and included extensive fuel clause reporting requirements that review our monthly and annual fuel clause filings with the MPUC. There was no impact on earnings as a result of this ruling. As a result of the MPUC’s December 2006 order allowing recovery of nearly all MISO Day 2 charges through the fuel clause, we rescinded our December 2005 Letter of Intent to Withdraw from MISO in December 2006.

Emerging Technology Portfolio. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $0.8 million at March 31, 2008, ($1.0 million at December 31, 2007) and may be invested in 2008. We do not have plans to make any additional investments beyond this commitment.

Discontinued Operations. Two of our subsidiaries, which were involved in our discontinued water operations, have been named in a claim brought by Capital Resources and Properties, Inc. (CRP). CRP sold certain wastewater treatment assets to Georgia Water in 2001. The purchase agreement called for the payment of $2 million upon the satisfaction of specific contingencies. CRP alleges that Georgia Water and ALLETE Water Services are obligated to pay the contractual amount plus interest and attorney fees pursuant to the contract, and that the contingencies were satisfied in 2005 or were waived, or are otherwise due and owing. We intend to vigorously assert our defenses to the claim, and cannot predict the outcome of this matter.

ALLETE First Quarter 2008 Form 10-Q

NOTE 11.            COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

MR
SWL&P Manufactured Gas Plant. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. A report submitted in 2003 identified some MGP-like chemicals that were found in the soil near the former plant site. The final Phase II report was issued in June 2007, confirming our understanding of the issues involved. The final Phase II Report and Risk Assessment were sent to the WDNR for review in June 2007. A remediation plan was developed during the fourth quarter of 2007 and sent to the WDNR in March 2008. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW approved the collection through rates of $0.3 million of site investigation costs that had been incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

EPA Clean Air Interstate Rule. In March 2005, the EPA announced the final Clean Air Interstate Rule (CAIR) that reduces and permanently caps emissions of SO2, NOX and particulates in the eastern United States. The CAIR includes Minnesota as one of the 28 states it considers as “significantly contributing” to air quality standards non-attainment in other states. The CAIR has been challenged in the court system, which may delay implementation or modify provisions in the rules. Minnesota Power is participating in the legal challenge to the CAIR. However, if the CAIR does go into effect, Minnesota Power expects to be required to:

(1) make emissions reductions;
(2) purchase SO2 and NOX allowances through the EPA’s cap-and-trade system; and/or

(3)  use a combination of both.

EPA Clean Air Mercury Rule. In March 2005, the EPA also announced the final Clean Air Mercury Rule (CAMR) that would have reduced and permanently capped emissions of electric utility mercury emissions in the continental United States. On February 8, 2008 the United States Court of Appeals for the District of Columbia Circuit overturned the CAMR and remanded the rulemaking to the EPA for reconsideration. The Court’s decision is subject to appeal. It is uncertain how the EPA will respond. The mercury emission reductions expected as a result of implementing the AREA Plan expenditures at Taconite Harbor, and implementation of the 2006 Minnesota Mercury Emission Reduction Law which applies to Boswell Units 3 and 4, are expected to meet the EPA’s reformed mercury regulations. Cost estimates for complying with future mercury regulations under the Clean Air Act are therefore premature at this time.

Real Estate. As of March 31, 2008, ALLETE Properties, through its subsidiaries, had surety bonds outstanding of $32.6 million ($35.9 million at December 31, 2007) primarily related to performance and maintenance obligations to governmental entities to construct improvements in the company’s various projects. The remaining work to be completed on these improvements is estimated to be approximately $7.0 million ($6.4 million at December 31, 2007) and ALLETE Properties does not believe it is likely that any of these outstanding bonds will be drawn upon.

ALLETE First Quarter 2008 Form 10-Q

NOTE 11.            COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Community Development District Obligations. Town Center. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, which are payable through property tax assessments on the land owners over 31 years (by May 1, 2036). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of a portion of the major infrastructure improvements at Town Center. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments were billed to Town Center landowners effective in November 2006. To the extent that we still own land at the time of an assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At March 31, 2008, we owned approximately 69 percent of the assessable land in the Town Center District (approximately 69 percent at December 31, 2007). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under EITF 91-10, these bonds are not reflected as debt on our consolidated balance sheet.

Palm Coast Park. In May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, which are payable through property tax assessments on the land owners over 31 years (by May 1, 2037). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of the major infrastructure improvements at Palm Coast Park and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments were billed to Palm Coast Park landowners effective in November 2007. To the extent that we still own land at the time of an assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At March 31, 2008, we owned approximately 86 percent of the assessable land in the Palm Coast Park District (approximately 86 percent at December 31, 2007). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under EITF 91-10, these bonds are not reflected as debt on our consolidated balance sheet.

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

NOTE 12.          RECURRING FAIR VALUE MEASURES

Effective January 1, 2008, the company adopted SFAS 157 as discussed in Note 1, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

ALLETE First Quarter 2008 Form 10-Q

NOTE 12.          RECURRING FAIR VALUE MEASURES (Continued)

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments in this category include primarily mutual fund investments held to fund employee benefits and deferred compensation.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category represent the Company’s deferred compensation obligation.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, management performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. Instruments in this category include auction rate securities consisting of guaranteed student loans classified as Level 3 investments as of March 31, 2008, and carried at face value. The Company also holds certain financial transmission rights (FTRs) related to our participation in MISO. These FTRs are accounted for as derivatives. While our valuation of these FTRs is based on Level 3 inputs, the fair value of our FTRs at March 31, 2008, is immaterial, and as a result we have not presented them in the tables below.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of March 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3		Total
Millions
Assets:
Mutual Funds	$25.8	–	–		$25.8
Bonds	–	$4.0	–		4.0
Auction Rate Securities	–	–	$25.2	(a)	25.2
Total Assets	$25.8	$4.0	$25.2		$55.0

Liabilities:
Deferred compensation obligation	–	$9.3	–		$9.3
Total Liabilities	–	$9.3	–		$9.3
Total Net Assets(Liabilities)	$25.8	$(5.3)	$25.2		$45.7

(a)      See Note 3 for additional information.

Recurring Fair Value Measures	Auction Rate
Activity in Level 3	Securities
Millions
Balance as of January 1, 2008	–
Level 3 Transfers In	$25.2
Balance as of March 31, 2008	$25.2

ALLETE First Quarter 2008 Form 10-Q

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, management, discussion and analysis from the 2007 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading: “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” located on page 5 and “Risk Factors” located in Part I, Item 1A, page 22 of our 2007 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2008, unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE First Quarter 2008 Form 10-Q

OVERVIEW (Continued)

	Quarter Ended
	March 31,
Kilowatthours Sold	2008	2007
Millions

Regulated Utility
Retail and Municipals
Residential	362.6	341.6
Commercial	359.6	352.2
Municipals	272.9	266.4
Industrial	1,823.2	1,705.4
Other	22.3	22.2

Total Retail and Municipals	2,840.6	2,687.8
Other Power Suppliers	404.1	524.0

Total Regulated Utility	3,244.7	3,211.8
Nonregulated Energy Operations	48.6	63.7
	3,293.3	3,275.5

	Quarter Ended
	March 31,
Real Estate	2008		2007
Revenue and Sales Activity	Qty	Amount	Qty	Amount
Dollars in Millions

Other Land Sales
Acres (a)	2	$1.3	367	$6.0
Contract Sales Price (b)		1.3		6.0
Revenue Recognized from Previously Deferred Sales		–		1.3
Deferred Revenue		–		–
Revenue from Land Sales		1.3		7.3
Other Revenue		1.4		0.9
		$2.7		$8.2
(a)      Acreage amounts are shown on a gross basis, including wetlands and minority interest.
(b)	Reflected total contract sales price on closed land transactions.

ALLETE First Quarter 2008 Form 10-Q

OVERVIEW (Continued)

Financial Overview

(See Note 2. Business Segments for financial results by segment.)

The following income discussion summarizes, by segment, a comparison of the quarter ended March 31, 2008, to the quarter ended March 31, 2007.

Regulated Utility contributed income of $18.1 million in 2008 ($18.8 million in 2007). The decrease in earnings is primarily the result of a $5.5 million increase in operations and maintenance expenses and a $4.9 million margin impact primarily due to the expiration of two contracts with Other Power Suppliers. These decreases in income were partially offset by a $5.3 million increase in current cost recovery on environmental retrofit projects as well as a 6 percent increase in retail and municipal kilowatthour sales. Total regulated kilowatthour sales were up one percent as the decrease in sales to Other Power Suppliers was more than offset by increased sales to our retail and municipal customers.

Nonregulated Energy Operations contributed income of $0.2 million in 2008 ($2.2 million in 2007). The decrease is primarily due to a $1.2 million after tax land sale occurring in 2007.

Investment in ATC contributed income of $2.0 million in 2008 ($1.8 million in 2007).

Real Estate. Market conditions have not improved, and net loss for the quarter ended March 31, 2008 was $0.5 million ($3.1 million net income in 2007).

Other contributed net income of $3.8 million in 2008 ($0.4 million in 2007). The increase is primarily due to a $4.0 million gain realized from the sale of certain available for sale securities. The gain was triggered when securities were sold to reallocate investments to meet defined investment allocations based upon an approved investment strategy.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2008 AND 2007

(See Note 2. Business Segments for financial results by segment.)

Regulated Utility

Operating revenue increased $13.1 million, or 7 percent, from 2007, primarily due to increased fuel clause recoveries, increased kilowatthour sales to retail and municipal customers, additional current cost recovery revenue related to the AREA Plan and Boswell Unit 3 environmental projects and higher FERC approved wholesale rates. These increases were partially offset by a reduction in revenue from sales to other power suppliers.

Fuel clause recoveries increased $7.9 million in 2008 primarily as a result of increased purchased power expenses that were deferred from the fourth quarter of 2007 (see Fuel and Purchased Power Expense discussion below).

Revenue related to the AREA Plan and Boswell Unit 3 expenditures represented $5.3 million in 2008 ($0.1 million in 2007).

Revenue from sales to Other Power Suppliers decreased $5.5 million from 2007 due to the expiration of two Other Power Supplier contracts that expired on December 31, 2007. Total regulated kilowatthour sales were up one percent as the decrease in sales to other power suppliers was more than offset by increased sales to our retail and municipal customers.

New FERC approved wholesale rates, effective March 1, 2008, resulted in an additional $0.2 million of operating revenue.

Gas sales increased $1.9 million, or 21 percent, compared to 2007 reflecting a colder 2008.

ALLETE First Quarter 2008 Form 10-Q

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2008 AND 2007 (Continued)
Operating revenue (Continued)

Overall kilowatthour sales increased 1 percent compared to 2007. Increased sales to the Company’s retail and municipal customers were partially offset by the expiration of two contracts to Other Power Suppliers.  Combined residential, commercial and municipal kilowatthour sales increased 34.9 million, or 3.6 percent, from 2007, while industrial kilowatthour sales increased by 117.8 million, or 6.9 percent. The increase in residential, commercial and municipal sales is primarily due to a 7.7 percent increase in Heating Degree Days compared to 2007. The increase in industrial sales reflects higher sales to a taconite customer which was partially idled in early 2007.

Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2008 (23 percent in 2007). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2008 and 2007. Revenue from electric sales to pipelines accounted for 7 percent of consolidated operating revenue in 2008 (6 percent in 2007).

Operating expenses increased $15.0 million, or 10 percent, from 2007.

Fuel and Purchased Power Expense increased $8.6 million, or 11 percent, from 2007. Fuel expense increased due to additional Company generation in 2008, which was not available in 2007 as a result of outages caused by environmental retrofits as part of our AREA Plan as well as an outage at Boswell Unit 4. Higher purchase power costs in the fourth quarter of 2007 impacted power purchase expense in the first quarter of 2008. Some of the 2007 costs were deferred and recognized coincident with revenue collected through the fuel adjustment clause in 2008.

Operating and Maintenance Expense increased $5.5 million, or 10 percent, from 2007 due to increased gas purchases reflecting a colder 2008, higher salaries and wages and increased costs for materials related to our environmental retrofit projects.

Depreciation Expense increased $0.9 million from 2007 reflecting higher asset balances.

Interest Expense increased $0.6 million, or 12 percent, from 2007 primarily due to higher debt balances reflecting increased construction activity. The increase was partially offset by the capitalization of more AFUDC-Debt of $0.2 million.

Other income increased $0.6 million from 2007 due to higher earnings from the capitalization of AFUDC-Equity reflecting increased construction activity.

Nonregulated Energy Operations

Operating revenue increased $0.5 million, or 3 percent, from 2007.

Operating expenses increased $1.2 million, or 8 percent, from 2007 primarily due to a planned outage at one of our nonregulated generating facilities. The outage is expected to be completed early in the second quarter of 2008.

Other income decreased $2.3 million from 2007 reflecting a $1.9 million gain on land sold in 2007 which was part of the land received when we purchased Taconite Harbor.

Investment in ATC

Equity Earnings increased $0.5 million, or 17 percent, from 2007 resulting from our pro-rata share of ATC’s earnings as discussed in Note 3.

ALLETE First Quarter 2008 Form 10-Q

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2008 AND 2007 (Continued)

Real Estate

Operating revenue decreased $5.5 million, or 67 percent, from 2007. Revenue from land sales was $1.3 million in 2008 and did not include any previously deferred revenue. In 2007, revenue from land sales was $7.3 million, which included $1.3 million in previously deferred revenue. For the quarter ended March 31, 2008, 2 acres of other land was sold (367 acres in 2007).

Operating expenses increased $0.5 million, or 16 percent, from 2007 reflecting community development district property tax assessments capitalized in the first quarter of 2007 at Town Center during major infrastructure construction.

Other

Operating expenses increased $0.6 million from 2007 as a result of additional expense related to our Georgia Water dispute as discussed in Note 11.

Other income increased $5.6 million from 2007 primarily due to a $4.0 million gain realized from the sale of certain available for sale securities partially offset by lower earnings on cash reflecting lower average cash balances. The gain on available for sale securities was triggered when securities were sold to reallocate investments to meet a defined investment allocation based upon an approved investment strategy.

Income Taxes

For the quarter ended March 31, 2008, the effective tax rate on income from continuing operations before minority interest was 36.6 percent (37.9 percent for the quarter ended March 31, 2007). The effective tax rate decreased due to higher AFUDC-Equity and wind production tax credits. The effective rate of 36.6 percent for the quarter ended March 31, 2008, deviated from the statutory rate (approximately 40 percent) primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits and depletion.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting measurements under applicable GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: real estate revenue and expense recognition, pension and postretirement health and life actuarial assumptions, regulatory accounting, the valuation of investments and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7 of our 2007 Form 10-K.

OUTLOOK

Earnings Guidance. We expect ALLETE’s diluted earnings per share for 2008 to be in the range previously indicated in the 2007 Form 10-K.  The guidance stated that the Company’s earnings are expected to be between $2.70 to $2.90. This earnings projection does not include an impact from any investment we may make in new growth opportunities.

ALLETE First Quarter 2008 Form 10-Q

OUTLOOK (Continued)

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

Our energy strategy is to be a leader in the movement toward renewable energy and cleaner power plants. We believe we can meet our customers’ electric energy needs for the next decade while achieving real reductions in total carbon emissions. We intend to aggressively pursue renewable energy resources and expect to comply with Minnesota’s renewable energy requirements prior to the 2025 deadline.

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

Minnesota Power is addressing this challenge by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customer’s requirements:

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

ALLETE First Quarter 2008 Form 10-Q

OUTLOOK - Energy (Continued)

The Company has become a “founding reporter” of The Climate Registry, an organization established to measure and publicly report GHG emissions consistently and accurately across borders and industry sectors. The non-profit organization includes 39 states, six Canadian provinces, three Native American tribes, two Mexican states and the District of Columbia. In becoming one of the founding reporters of The Climate Registry, we have voluntarily committed to measure, independently verify and publicly report our GHG emissions annually, using The Climate Registry General Reporting Protocol. This method of reporting is based on the internationally recognized GHG measurements standards of the World Resources Institute and World Business Council on Sustainable Development.

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

We have already begun executing this strategy. For more than a century, we have been Minnesota’s leading producer of renewable hydroelectric energy. By the end of the second quarter of this year, we will have doubled our renewable generation capacity with wind additions in North Dakota and Minnesota.

Rate Cases. Entities within our Regulated Utility segment file for periodic rate revisions with the MPUC, the FERC or the PSCW. Minnesota Power’s current retail rates are based on a 1994 MPUC retail rate order that allows for an 11.6 percent return on common equity dedicated to utility plant. SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007; SWL&P anticipates filing a retail rate case with the PSCW in 2008.

On February 8, 2008, the FERC approved our wholesale rate filing. Our wholesale customers consist of 16 municipalities in Minnesota and two private utilities in Wisconsin, including SWL&P. The FERC authorized an average 10 percent increase for wholesale municipal customers, a 12.5 percent increase for SWL&P, and an overall return on equity of 11.25 percent. The rate increase went into effect on March 1, 2008, and on an annualized basis, is expected to result in approximately $7.5 million in additional revenue.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the rate increase would generate approximately $45 million in additional revenue. The Company anticipates interim rates will take effect in July 2008, with a final rate order in mid-2009. Interim rates are expected to result in an average increase of approximately 8 percent, and are subject to refund pending the final rate order. We cannot predict the level of any rate increase the MPUC may approve.

Incremental revenue in 2008 from both the FERC authorized wholesale rate increase and the expected interim Minnesota retail rate increase is expected to total approximately $20 million.

Large Power Customers. In March 2008, a contract was signed with Northshore Mining Company to provide up to 10 MW of new load beginning April 1, 2008. Northshore Mining needs the additional power for the restart of a taconite pellet furnace. The furnace will produce about 800,000 tons of pellets annually. The contract requires Minnesota Power to provide for Northshore Mining’s electric requirements that are in excess of their ability to supply them through their wholly owned generation facilities at Silver Bay Power Company. The contract is subject to MPUC approval.

ALLETE First Quarter 2008 Form 10-Q

OUTLOOK - Energy (Continued)

Renewable Energy. In September 2007, the MPUC approved our site permit application and we began construction of the $50 million, 25-MW Taconite Ridge Wind I Facility, located in northeastern Minnesota. The Taconite Ridge Wind I Facility is expected to become operational in mid-2008. Although the MPUC approved our request for cost recovery in February 2008, these costs were included in our rate filing on May 2, 2008.

AREA and Boswell 3 Emission Reduction Plan. In May 2006, the MPUC approved our filing for current cost recovery of expenditures to reduce emissions to meet pending federal requirements at Taconite Harbor and Laskin under the AREA Plan. The AREA Plan approval allows Minnesota Power to recover Minnesota jurisdictional costs for SO2, NOX and mercury emission reductions made at these facilities without a rate proceeding. Cost recovery from retail customers includes a return on investment and recovery of incremental expense. The AREA Plan is expected to significantly reduce emissions from Taconite Harbor and Laskin, while maintaining a reliable and reasonably-priced energy supply to meet the needs of our customers. We believe that control and abatement technologies applicable to these plants have matured to the point where further significant air emission reductions can be attained in a relatively cost-effective manner.

Cost recovery has begun at Laskin and the first of three units at Taconite Harbor. Another Taconite Harbor unit is expected to become operational in mid-2008. We anticipate rate recovery for these expenditures through our rate filing, filed on May 2, 2008. We anticipate beginning cost recovery on the final Taconite Harbor unit once work is complete and the unit has been placed back in-service, which is expected in 2009. As of March 31, 2008, we have spent $38 million ($36 million as of December 31, 2007) in AREA Plan expenditures.

In May 2006, we announced plans to make emission reduction investments at our Boswell Unit 3 generating unit. Plans include reductions of particulate, SO2, NOX and mercury emissions to meet pending federal and state requirements. In March 2007, the Boswell Unit 3 project received the necessary construction permits. In October 2007, the MPUC issued a written order approving Minnesota Power’s request for cost recovery for the Boswell Unit 3 emission reduction plan with some minor modifications and additional reporting requirements. MPUC approval authorized a cash return on construction work in progress during the construction phase in lieu of AFUDC-Equity and allows for a return on investment and current cost recovery of incremental operations and maintenance expenses once the unit is placed into service in late 2009. In December 2007, the MPUC approved Boswell Unit 3’s rate adjustment for 2008 and we began cost recovery on January 1, 2008. As of March 31, 2008, we have spent $123 million ($89 million as of December 31, 2007) in Boswell Unit 3 emission reduction plan expenditures.

Fuel Clause Recovery of MISO Day 2 Costs. We filed a petition with the MPUC in February 2005 to amend our fuel clause to accommodate costs and revenue related to the day-ahead and real-time markets through which we engage in wholesale energy transactions in MISO. In December 2006, the MPUC issued an order (the MISO Day 2 Order) allowing us and the other utilities involved in the proceeding to continue recovering MISO Day 2 charges through the Minnesota retail fuel clause except for MISO Day 2 administrative charges.

The MISO Day 2 Order granted deferred accounting treatment for three MISO Day 2 charge types that were determined to be administrative charges. Under the order, Minnesota Power refunded, through customer bills, approximately $2 million of administrative charges previously collected through the fuel clause between April 1, 2005, and December 31, 2006, and recorded these administrative charges as a regulatory asset. We were permitted to continue accumulating MISO Day 2 administrative charges after December 31, 2006, as a regulatory asset until we file our next rate case, at which time recovery for such charges will be determined. The balance of this regulatory asset was $4.1 million on March 31, 2008 ($3.7 million at December 31, 2007) and we consider regulatory recovery to be probable. This order removed the subject to refund requirement of the two interim orders, and included extensive fuel clause reporting requirements impacting our monthly and annual fuel clause filings with the MPUC. There was no impact on earnings as a result of this ruling. As a result of the MISO Day 2 Order allowing recovery of nearly all MISO Day 2 charges through the fuel clause, we rescinded our December 2005 Letter of Intent to Withdraw from MISO in December 2006.

On January 8, 2007, the MISO Day 2 Order was challenged by the Minnesota OAG, through a request for reconsideration that was opposed by Minnesota Power and the other utilities, as well as MISO. The reconsideration request was denied by the MPUC. Upon denial of the reconsideration request, the OAG appealed the MPUC Order in a filing with the Minnesota Court of Appeals. Oral arguments were held on February 27, 2008, and a written decision was issued on April 15, 2008, upholding the terms of the MISO Day 2 Order.

ALLETE First Quarter 2008 Form 10-Q

OUTLOOK - Energy (Continued)

Minnesota Fuel Clause Investigation. In June 2003, the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. Our initial comments on the proposed scope and procedure of the investigation were filed in July 2003. In November 2003, the MPUC approved the initial scope and procedure of the investigation. The fuel clause docket then became dormant while the MISO Day 2 docket, which held many fuel clause considerations, became active. In March 2007, the MPUC solicited comments on whether the original fuel clause investigation should continue and, if so, what issues should be pursued. We filed comments in April 2007, suggesting that if the investigation continued, it should focus on remaining key elements of the fuel clause, beyond the purchased power transactions examined in the MISO Day 2 proceeding, such as fuel purchases and outages. We filed additional comments in September 2007, updating our previous filings in the fuel clause investigation docket to account for changes occurring since the investigation began in July 2003. Since that time, a number of stakeholder sessions have been held at the OES offices, the primary outcome of which was the adoption of a requirement for an annual fuel clause report to customers by utilities. The fuel clause investigation docket is awaiting further action by the MPUC pending these ongoing discussions regarding fuel clause report content and format.

Investment in ATC. As of March 31, 2008 our equity investment was $66.7 million, representing a 7.9 percent ownership interest. On April 30, 2008, we made an additional investment in ATC of $2.8 million. As additional opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. (See Note 3.)

Real Estate. Market conditions in the Florida real estate market have not improved in 2008, and demand remains weak. While we are unable to predict when the Florida real estate market will improve, we continue to believe the long-term growth indicators remain strong. We expect our real estate operations to be profitable in 2008, however total net income is expected to be less than 2007.

Substantially all of our properties have key entitlements in place. With minimal debt, low ongoing carrying costs and a low inventory book basis, we expect that our Real Estate business will continue to be profitable in the future, and an important contributor to ALLETE’s ongoing earnings stream. We believe the northeastern Florida market area where a large portion of our real estate inventory is located will continue to experience above average long-term population growth, and our inventory of mixed-use land in those areas will remain attractive to buyers.

ALLETE Properties plans to maximize the value of the property it currently owns through entitlement, infrastructure improvements and orderly sales of properties. In addition to managing its current real estate inventory, ALLETE Properties is focused on identifying, acquiring, entitling and developing infrastructure on vacant land in Florida and other parts of the southeast United States.

On May 1, 2008, ALLETE Properties sold a retail shopping center in Winter Haven, Florida for $20.0 million. This sale resulted in an after-tax gain of approximately $3 million.

ALLETE First Quarter 2008 Form 10-Q

OUTLOOK – Real Estate (Continued)

Summary of Development Projects
For the Quarter Ended		Total	Residential	Non-residential
March 31, 2008	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)
Town Center	80%
At December 31, 2007		991	2,289	2,228,200
Property Sold		–	–	–
Change in Estimate (a)		–	–	–
		991	2,289	2,228,200
Palm Coast Park	100%
At December 31, 2007		3,436	3,154	3,116,800
Property Sold		–	–	–
Change in Estimate (a)		–	–	–
		3,436	3,154	3,116,800
Ormond Crossings	100%
At December 31, 2007		5,968	(d)	(d)
Change in Estimate (a)		–
		5,968
		10,395	5,443	5,345,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest.
(b)	Estimated and includes minority interest. Density at build out may differ from these estimates.
(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.
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

Summary of Other Land Inventories
For the Quarter Ended				Non-
March 31, 2008	Total	Mixed Use	Residential	residential	Agricultural
Acres (a)

Other
At December 31, 2007	1,573	362	248	424	539
Property Sold	(2)	(2)	–	–	–
Change in Estimate (a)	–	–	–	–	–
	1,571	360	248	424	539

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest.
(b)	Other properties include land located in Palm Coast, Florida not included in development projects, Lehigh and Cape Coral.

At March 31, 2008, total pending land sales under contract were $55.5 million ($55.2 million at December 31, 2007) and are scheduled to close at various times through 2012. Pending contracts at Town Center include 304,000 non-residential square feet totaling $9.6 million and 490 residential units totaling $9.3 million. Pending contracts at Palm Coast Park include 1,263 residential units totaling $31.9 million. Other Land pending contracts include 167 acres totaling $4.7 million. Prices on the pending contracts range from $20 to $42 per non-residential square foot, $15,000 to $27,200 per residential unit and $11,200 to $660,000 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the other properties under contract are zoned non-residential or mixed use. Certain contracts allow us to receive participation revenue from land sales to third parties if various formula-based criteria are achieved.

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

ALLETE First Quarter 2008 Form 10-Q

OUTLOOK – Real Estate (Continued)

We continue to have discussions with buyers under pending contracts, including the contract with LDD Palm Coast North LLC, a subsidiary of Lowe Enterprises. Our objective is to proactively assist our buyers through this current period of weak market conditions, as we believe the long-term prospects for our properties are favorable. Our discussions may result in adjustments to contract terms, and may include extending closing dates, revised pricing or termination.

As of March 31, 2008, we had $2.7 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. All of the deferred profit relates to Town Center and is expected to be recognized in 2008 as the remaining development obligations are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activities

We believe our financial condition is strong, as evidenced by cash and cash equivalents of $76.2 million and a debt to total capital ratio of 39% at March 31, 2008.

Operating Activities. Cash flow from operating activities was $57.4 million for the three months ended March 31, 2008 ($25.7 million for the three months ended March 31, 2007). Cash flow from operating activities was higher in 2008 than 2007 primarily due to an increase in cash flow from operating assets and liabilities. Cash flow from accounts receivable increased due to the collection of customer receivables which were higher in December 2007 as a result of colder weather. Cash flow from prepayments and other was higher in 2008 due to a reduction in deferred fuel costs at March 31, 2008. Deferred fuel costs increased in the first quarter of 2007 due to generation outages relating to the AREA Plan environmental retrofits, lower hydro generation and lower Square Butte entitlement.

Investing Activities. Cash flow used for investing activities was $53.2 million for the three months ended March 31, 2008 (cash flow used for investing activities of $19.7 million for the three months ended March 31, 2007). Cash flow used for investing activities increased in 2008 compared to 2007 primarily due to increased spending on major environmental construction projects. Cash invested in ATC decreased from $8.7 million in 2007 to zero for the quarter ended March 31, 2008. Net proceeds from sales of available-for-sale securities were $3.1 million in 2008 compared to $22.4 million in 2007.

Financing Activities. Cash flow from financing activities was $48.7 million for the three months ended March 31, 2008 (cash used for financing activities was $4.4 million for the three months ended March 31, 2007). The increase in cash flow from financing activities resulted from the issuance of $60.0 million of first mortgage bonds in 2008.

Working Capital. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.1 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. We have bank lines of credit aggregating $170.0 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

Auction Rate Securities. At March 31, 2008, we held $25.2 million of investments ($23.1 million at December 31, 2007) consisting of five auction rate municipal bonds with stated maturity dates ranging between 15 and 28 years. These auction rate securities consist of guaranteed student loans insured or reinsured by the federal government. These auction rate securities were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors could either buy or sell securities. The auctions have been unable to sustain themselves during 2008 due to the overall lack of credit market liquidity, and we have been unable to liquidate our auction rate securities. Until called by the issuer or liquidity returns to the auction market, these securities will pay above market interest rates. As a result, we have classified the auction rate securities as long-term investments and we have the ability to hold these securities to maturity, or until liquidity returns to this market. Our auction rate securities are recorded at face value, which we believe approximates fair market value. See Note 12 for additional information.

ALLETE First Quarter 2008 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Securities

On January 11, 2008, we accepted an offer from certain institutional buyers in the private placement market to purchase $60 million of First Mortgage Bonds. The bonds were issued on February 1, 2008, carry an interest rate of 4.86% and will mature on April 1, 2013. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

On March 20, 2008, we accepted an offer from certain institutional buyers in the private placement market to purchase $75 million of First Mortgage Bonds. When issued, on or before May 14, 2008, the bonds will carry an interest rate of 6.02% and will have a term of 15 years. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

On February 19, 2008, we entered into a Distribution Agreement with KCCI, Inc. with respect to the issuance and sale of up to 2,500,000 shares of our common stock, without par value, together with the preferred share purchase rights (Shares). The Shares may be offered for sale, from time to time, in accordance with the terms of the Distribution Agreement, which terminates on June 30, 2009. Pursuant to the Distribution Agreement, no shares have been sold in the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2007 Form 10-K, with additional disclosure discussed in Note 11 of this Form 10-Q.

Capital Requirements

For the quarter ended March 31, 2008, capital expenditures for continuing operations totaled $60.3 million ($21.9 million in 2007). The expenditures were made in the Regulated Utility and Nonregulated Energy segments. Internally generated funds and additional debt were the sources of funding.

Real estate development expenditures are and will be funded with a revolving development loan and tax-exempt bonds issued by community development districts. Additional disclosure regarding the Town Center district and Palm Coast Park district tax-exempt bonds is included in Note 11 of this Form 10-Q.

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

ALLETE First Quarter 2008 Form 10-Q

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-For-Sale Securities. As of March 31, 2008, our available-for-sale securities portfolio consisted of securities in a grantor trust, established to fund certain employee benefits, and auction rate securities. Our available-for-sale securities portfolio had a fair value of $55.0 million at March 31, 2008 ($53.6 million at December 31, 2007), and do not have any unrealized after-tax gains ($5.1 million at December 31, 2007).

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review, on a quarterly basis, available-for-sale securities for other than temporary impairment by assessing such factors as share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairments on our available-for-sale securities for the quarter ended March 31, 2008.

Emerging Technology Portfolio. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investments in privately-held companies under the cost method because of our ownership percentage. The total carrying value of our emerging technology portfolio was $7.5 million at March 31, 2008 ($7.9 million at December 31, 2007). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. Due to the distribution of investments from matured venture capital funds, our basis in direct investments in privately-held companies included in the emerging technology portfolio was $1.2 million at March 31, 2008 ($1.2 million at December 31, 2007). No impairments were recorded in the quarter ended March 31, 2008. In 2007, we recorded $0.5 million ($0.3 million after tax) of impairments related to our venture capital funds whose future business prospects had significantly diminished. Developments at these companies indicated that future commercial viability was unlikely, as was new financing necessary to continue development.

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

From time to time, our utility operations may have generation that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this generation to the wholesale market to optimize the value of our generating facilities. This generation is typically sold in the MISO market at market prices.

ALLETE First Quarter 2008 Form 10-Q

POWER MARKETING (Continued)

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2008, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A.                       RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ALLETE First Quarter 2008 Form 10-Q

ITEM 5.       OTHER INFORMATION

Reference is made to our 2007 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2007 Form 10-K.

Ref. Page 8 – Energy – Regulated Utility, Large Power Customer Contracts – Fifth Paragraph

	Minimum
Minimum Revenue and Demand Under Contract	Annual Revenue (a, b)	Monthly
As of March 31, 2008	(Millions)	Megawatts

2008	$97.8	647
2009	$31.4	188
2010	$25.5	148
2011	$25.3	148
2012	$17.5	100

(a)	Based on past experience, we believe revenue from our Large Power Customers will be substantially in excess of the minimum contract amounts.
(b)
Although several contracts have a feature that allows demand to go to zero after a two-year advance notice of a permanent closure, this minimum revenue summary does not reflect this occurrence happening in the forecasted period because we believe it is unlikely.

Ref. Page 11 – Energy - Regulated Utility, Power Supply – First Paragraph

On January 24, 2008, we received a letter from BNSF alleging that the Company defaulted on a material obligation under the Company’s CTA. In the notice, BNSF claimed Minnesota Power underpaid approximately $1.6 million for coal transportation services in 2006 and that failure to pay such amount plus interest may result in BNSF’s termination of the CTA. We believe we do not owe the amount claimed, and that BNSF’s claims are wholly without merit. On April 1, 2008, to ensure that BNSF does not attempt to terminate the CTA, we paid under protest the full amount claimed by BNSF and filed a demand for arbitration of the issue. The delivered costs of fuel for the Company’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Ref. Page 20 –Employees – First Paragraph

The labor agreement between BNI Coal and the International Brotherhood of Electrical Workers (IBEW) local 1593 expired on March 31, 2008. The parties continue to negotiate under article 1.02 of the labor agreement which assures no work stoppage or work slowdown for a 45 day period following expiration. The extension period will expire on May 15, 2008. The Company believes that a new labor agreement will be achieved before the May 15, 2008 deadline.

ALLETE First Quarter 2008 Form 10-Q

ITEM 5.       OTHER INFORMATION (Continued)

Ref. Page 11 – Energy - Regulated Utility, Minnesota Public Utilities Commission – First Paragraph

Entities within our Regulated Utility segment file for periodic rate revisions with the MPUC, the FERC or the PSCW. Minnesota Power’s current retail rates are based on a 1994 MPUC retail rate order that allows for an 11.6 percent return on common equity dedicated to utility plant. SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007; SWL&P anticipates filing a retail rate case with the PSCW in 2008.

On February 8, 2008, the FERC approved our wholesale rate filing. Our wholesale customers consist of 16 municipalities in Minnesota and two private utilities in Wisconsin, including SWL&P. The FERC authorized an average 10 percent increase for wholesale municipal customers, a 12.5 percent increase for SWL&P, and an overall return on equity of 11.25 percent. The rate increase went into effect on March 1, 2008, and on an annualized basis, is expected to result in approximately $7.5 million in additional revenue.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the rate increase would generate approximately $45 million in additional revenue. The Company anticipates interim rates will take effect in July 2008, with a final rate order in mid-2009. Interim rates are expected to result in an average increase of approximately 8 percent, and are subject to refund pending the final rate order. We cannot predict the level of any rate increase the MPUC may approve.

Incremental revenue in 2008 from both the FERC authorized wholesale rate increase and the expected interim Minnesota retail rate increase is expected to total approximately $20 million.

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

99
ALLETE News Release dated May 2, 2008, announcing 2008 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

ALLETE First Quarter 2008 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allete, Inc.

May 2, 2008	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

May 2, 2008	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller

ALLETE First Quarter 2008 Form 10-Q