Form 10-Q
period 2008-06-30
ALLETE INC
filed 2008-08-01
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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
30,976,329 shares outstanding
as of June 30, 2008

ALLETE Second Quarter 2008 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
AREA	Arrowhead Regional Emission Abatement
ATC	American Transmission Company LLC
BNI Coal	BNI Coal, Ltd.
BNSF	BNSF Railway Company
Boswell	Boswell Energy Center
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
DOC	Minnesota Department of Commerce
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
FPL Energy	FPL Energy, LLC
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
kV	Kilovolt(s)
Laskin	Laskin Energy Center
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
OAG	Office of the Attorney General
OES	Minnesota Office of Energy Security
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida

ALLETE Second Quarter 2008 Form 10-Q

Definitions (Continued)
Abbreviation or Acronym	Term
Palm Coast Park District	Palm Coast Park Community Development District
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards No.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE Second Quarter 2008 Form 10-Q

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

ALLETE Second Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited
	June 30,	December 31,
	2008	2007

Assets
Current Assets
Cash and Cash Equivalents	$99.1	$23.3
Short-Term Investments	–	23.1
Accounts Receivable (Less Allowance of $1.0 at June 30, 2008
and $1.0 at December 31, 2007)	59.2	79.5
Inventories	53.7	49.5
Prepayments and Other	27.2	39.1
Total Current Assets	239.2	214.5
Property, Plant and Equipment - Net	1,224.3	1,104.5
Investments	208.3	213.8
Other Assets	117.0	111.4
Total Assets	$1,788.8	$1,644.2

Liabilities and Shareholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$69.2	$72.7
Accrued Taxes	15.7	14.8
Accrued Interest	9.6	7.8
Notes Payable	6.0	–
Long-Term Debt Due Within One Year	14.8	11.8
Deferred Profit on Sales of Real Estate	2.7	2.7
Other	24.0	27.3
Total Current Liabilities	142.0	137.1
Long-Term Debt	538.5	410.9
Deferred Income Taxes	152.6	144.2
Other Liabilities	187.2	200.1
Minority Interest	9.3	9.3
Total Liabilities	1,029.6	901.6

Commitments and Contingencies

Shareholders' Equity
Common Stock Without Par Value, 43.3 Shares Authorized, 31.0 and 30.8
Shares Outstanding	469.8	461.2
Unearned ESOP Shares	(60.4)	(64.5)
Accumulated Other Comprehensive Loss	(7.7)	(4.5)
Retained Earnings	357.5	350.4
Total Shareholders' Equity	759.2	742.6
Total Liabilities and Shareholders' Equity	$1,788.8	$1,644.2

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2008 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating Revenue	$189.8	$223.3	$403.2	$428.6

Operating Expenses
Fuel and Purchased Power	75.0	92.9	161.3	170.6
Operating and Maintenance	83.8	84.6	166.2	159.2
Depreciation	12.9	11.9	25.6	23.6
Total Operating Expenses	171.7	189.4	353.1	353.4

Operating Income	18.1	33.9	50.1	75.2

Other Income (Expense)
Interest Expense	(7.2)	(6.1)	(13.9)	(12.4)
Equity Earnings in ATC	3.6	3.2	7.0	6.1
Other	2.5	4.1	11.1	8.7
Total Other Income (Expense)	(1.1)	1.2	4.2	2.4

Income Before Minority Interest and Income Taxes	17.0	35.1	54.3	77.6
Income Tax Expense	6.2	11.2	19.9	27.3
Minority Interest	0.1	1.3	0.1	1.4
Net Income	$10.7	$22.6	$34.3	$48.9

Average Shares of Common Stock
Basic	28.8	28.2	28.7	28.1
Diluted	28.9	28.3	28.8	28.2

Earnings Per Share of Common Stock
Basic	$0.37	$0.80	$1.19	$1.74
Diluted	$0.37	$0.80	$1.19	$1.73

Dividends Per Share of Common Stock	$0.43	$0.41	$0.86	$0.82

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2008 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions - Unaudited
	Six Months Ended
	June 30,
	2008	2007

Operating Activities
Net Income	$34.3	$48.9
Allowance for Funds Used During Construction	(2.0)	(1.2)
Income from Equity Investments, net of dividends	(1.0)	(1.6)
Gain on Sale of Assets	(4.6)	(2.1)
Gain on Sale of Available for Sale Securities	(6.5)	–
Depreciation	25.6	23.6
Deferred Income Taxes	9.1	(1.1)
Minority Interest	–	1.4
Stock Compensation Expense	0.8	1.0
Bad Debt Expense	0.5	0.5
Changes in Operating Assets and Liabilities
Accounts Receivable	19.7	5.6
Inventories	(4.2)	(3.5)
Prepayments and Other	11.1	(9.7)
Accounts Payable	(15.5)	(6.9)
Other Current Liabilities	(0.6)	(9.7)
Other Assets	(5.6)	1.0
Other Liabilities	(7.5)	4.9
Cash from Operating Activities	53.6	51.1

Investing Activities
Proceeds from Sale of Available-For-Sale Securities	52.3	187.2
Payments for Purchase of Available-For-Sale Securities	(39.3)	(204.5)
Changes to Investments	3.7	(17.8)
Additions to Property, Plant and Equipment	(130.5)	(68.9)
Proceeds from Sale of Assets	20.2	1.4
Other	(3.0)	1.5
Cash for Investing Activities	(96.6)	(101.1)

Financing Activities
Issuance of Common Stock	7.9	15.4
Issuance of Debt	138.7	110.2
Payments of Long-Term Debt	(8.2)	(61.0)
Dividends on Common Stock and Distributions to Minority Shareholders	(25.6)	(22.3)
Changes in Notes Payable	6.0	–
Cash from Financing Activities	118.8	42.3

Change in Cash and Cash Equivalents	75.8	(7.7)
Cash and Cash Equivalents at Beginning of Period	23.3	44.8

Cash and Cash Equivalents at End of Period	$99.1	$37.1

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2008 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 2007 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of ALLETE for the interim periods presented. Operating results for the periods ended June 30, 2008, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes included in our 2007 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

	June 30,	December 31,
Inventories	2008	2007
Millions

Fuel	$23.6	$22.1
Materials and Supplies	30.1	27.4

Total Inventories	$53.7	$49.5

Supplemental Statement of Cash Flows Information.

Consolidated Statement of Cash Flows Supplemental Disclosure For the Six Months Ended June 30,	2008	2007
Millions

Cash Paid During the Period for
Interest – Net of Amounts Capitalized	$11.8	$13.2
Income Taxes	$4.2	$20.3
Noncash Investing Activities
Accounts Payable for Capital Additions to Property Plant and Equipment	$12.0	$1.2

New Accounting Standards. SFAS 157. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in GAAP, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, "Application of FAS 157 to FAS 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FAS 13", which excludes FAS 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, from the scope of FAS 157.

Also in February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement 157," which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

ALLETE Second Quarter 2008 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – New Accounting Standards (Continued)

The implementation of SFAS 157 for financial assets and financial liabilities and FSP FAS 157-1, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. See Note 12 – Recurring Fair Value Measures for additional information. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations and cash flows, but we do not believe it will have a material impact on the Company.

SFAS 141R. In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations”, but retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact ALLETE if we elect to enter into a business combination subsequent to December 31, 2008.

SFAS 160. In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. ALLETE Properties does have certain noncontrolling interests in consolidated subsidiaries. If SFAS 160 had been applied as of June 30, 2008, the $9.3 million reported as Minority Interest in the Liabilities section on our consolidated balance sheet would have been reported as $9.3 million of Noncontrolling Interest in Subsidiaries in the Equity section of our consolidated balance sheet. After December 15, 2008, SFAS 160 will impact the presentation of our consolidated balance sheet; however, we do not believe it will have a material impact on the consolidated financial position, results of operations, and cash flows of the Company.

ALLETE Second Quarter 2008 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – New Accounting Standards (Continued)

SFAS 161. In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133,” to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (1) how and why derivatives instruments are used, (2) how derivative instruments are accounted for, and (3) how derivative instruments affect the entities financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We did not have any material derivative instruments at June 30, 2008. In the event we elect to enter into a material derivative or hedging activity in the future, SFAS 161 will have an impact on our disclosure requirements.

NOTE 2.  BUSINESS SEGMENTS
		Energy
			Nonregulated
		Regulated	Energy	Investment	Real
	Consolidated	Utility	Operations	in ATC	Estate	Other
Millions

For the Quarter Ended June 30, 2008

Operating Revenue	$189.8	$163.5	$18.3	–	$7.9	$0.1
Fuel and Purchased Power	75.0	75.0	–	–	–	–
Operating and Maintenance	83.8	63.4	16.3	$0.1	3.8	0.2
Depreciation	12.9	11.7	1.1	–	–	0.1

Operating Income (Loss)	18.1	13.4	0.9	(0.1)	4.1	(0.2)
Interest Expense	(7.2)	(5.6)	–	–	(0.1)	(1.5)
Equity Earnings in ATC	3.6	–	–	3.6	–	–
Other Income	2.5	1.1	0.7	–	0.2	0.5

Income (Loss) Before Minority Interest and Income Taxes	17.0	8.9	1.6	3.5	4.2	(1.2)
Income Tax Expense (Benefit)	6.2	3.7	0.4	1.5	1.6	(1.0)
Minority Interest	0.1	–	–	–	0.1	–
Net Income (Loss)	$10.7	$5.2	$1.2	$2.0	$2.5	$(0.2)

For the Quarter Ended June 30, 2007

Operating Revenue	$223.3	$179.0	$16.2	–	$28.0	$0.1
Fuel and Purchased Power	92.9	92.9	–	–	–	–
Operating and Maintenance	84.6	61.2	14.9	–	8.1	0.4
Depreciation	11.9	10.7	1.1	–	–	0.1

Operating Income (Loss)	33.9	14.2	0.2	–	19.9	(0.4)
Interest Expense	(6.1)	(5.2)	(0.2)	–	(0.2)	(0.5)
Equity Earnings in ATC	3.2	–	–	$3.2	–	–
Other Income	4.1	0.9	0.4	–	0.3	2.5

Income Before Minority Interest and Income Taxes	35.1	9.9	0.4	3.2	20.0	1.6
Income Tax Expense (Benefit)	11.2	3.8	(0.2)	1.3	7.2	(0.9)
Minority Interest	1.3	–	–	–	1.3	–
Net Income	$22.6	$6.1	$0.6	$1.9	$11.5	$2.5

ALLETE Second Quarter 2008 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)
		Energy
			Nonregulated
		Regulated	Energy	Investment	Real
	Consolidated	Utility	Operations	in ATC	Estate	Other
Millions

For the Six Months Ended June 30, 2008

Operating Revenue	$403.2	$356.8	$35.6	–	$10.6	$0.2
Fuel and Purchased Power	161.3	161.3	–	–	–	–
Operating and Maintenance	166.2	125.8	31.8	$0.2	7.4	1.0
Depreciation	25.6	23.2	2.3	–	–	0.1

Operating Income (Loss)	50.1	46.5	1.5	(0.2)	3.2	(0.9)
Interest Expense	(13.9)	(11.4)	(0.7)	–	(0.3)	(1.5)
Equity Earnings in ATC	7.0	–	–	7.0	–	–
Other Income	11.1	2.2	0.7	–	0.5	7.7

Income Before Minority Interest and Income Taxes	54.3	37.3	1.5	6.8	3.4	5.3
Income Tax Expense	19.9	14.0	0.1	2.8	1.3	1.7
Minority Interest	0.1	–	–	–	0.1	–
Net Income	$34.3	$23.3	$1.4	$4.0	$2.0	$3.6

At June 30, 2008

Total Assets	$1,788.8	$1,413.0	$87.1	$70.0	$79.7	$139.0
Property, Plant and Equipment – Net	$1,224.3	$1,170.7	$50.3	–	–	$3.3
Accumulated Depreciation	$858.8	$811.8	$45.2	–	–	$1.8
Capital Expenditures	$144.3	$140.9	$3.4	–	–	–

For the Six Months Ended June 30, 2007

Operating Revenue	$428.6	$359.2	$33.0	–	$36.2	$0.2
Fuel and Purchased Power	170.6	170.6	–	–	–	–
Operating and Maintenance	159.2	118.1	29.3	–	11.2	0.6
Depreciation	23.6	21.3	2.2	–	–	0.1

Operating Income (Loss)	75.2	49.2	1.5	–	25.0	(0.5)
Interest Expense	(12.4)	(10.4)	(0.8)	–	(0.2)	(1.0)
Equity Earnings in ATC	6.1	–	–	$6.1	–	–
Other Income	8.7	1.4	2.7	–	0.5	4.1

Income Before Minority Interest and Income Taxes	77.6	40.2	3.4	6.1	25.3	2.6
Income Tax Expense (Benefit)	27.3	15.3	0.6	2.4	9.3	(0.3)
Minority Interest	1.4	–	–	–	1.4	–
Net Income	$48.9	$24.9	$2.8	$3.7	$14.6	$2.9

At June 30, 2007

Total Assets	$1,629.7	$1,218.9	$79.7	$64.4	$88.1	$178.6
Property, Plant and Equipment – Net	$977.2	$925.2	$48.6	–	–	$3.4
Accumulated Depreciation	$833.6	$790.7	$41.1	–	–	$1.8
Capital Expenditures	$71.3	$70.4	$0.9	–	–	–

ALLETE Second Quarter 2008 Form 10-Q

NOTE 3.  INVESTMENTS

Investments. At June 30, 2008, our long-term investment portfolio included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, our emerging technology portfolio and auction rate securities.

	June 30,	December 31,
Investments	2008	2007
Millions

Real Estate Assets	$79.7	$91.3
Debt and Equity Securities (a)	44.8	39.7
Investment in ATC	70.0	65.7
Emerging Technology Portfolio	7.4	7.9
Other	6.4	9.2
Total Investments	$208.3	$213.8

(a) See Note 12 – Recurring Fair Value Measures for information on fair values relating to investments in debt and equity securities.

	June 30,	December 31,
Real Estate Assets	2008	2007
Millions

Land Held for Sale Beginning Balance	$62.6	$58.0
Additions during period: Capitalized Improvements	3.6	12.8
Purchases	–	–
Deductions during period: Cost of Real Estate Sold	(0.9)	(8.2)

Land Held for Sale Ending Balance	65.3	62.6
Long-Term Finance Receivables	14.3	15.3
Other (a)	0.1	13.4

Total Real Estate Assets	$79.7	$91.3

(a) Consisted primarily of a shopping center that was sold on May 1, 2008. The pre-tax gain of $4.5 million resulting from this sale is included in operating revenue on the Consolidated Statement of Income.

Finance Receivables. Finance receivables, which are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.1 million at June 30, 2008 ($0.2 million at December 31, 2007). The majority are receivables having maturities up to five years.

Investment in ATC. Our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, has a 7.9 percent ownership interest in ATC, a Wisconsin-based public utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of encouraging the independent operation and ownership of, and investment in, transmission facilities. We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, “Accounting for Investments in Limited Liability Companies.” On July 31, 2008, we invested an additional $2.4 million in ATC.

ALLETE's Interest in ATC
As of June 30, 2008
Millions

Equity Investment Balance at December 31, 2007	$65.7
2008 Cash Investments	2.8
Equity in ATC Earnings	7.0
Distributed ATC Earnings	(5.5)
Equity Investment Balance at June 30, 2008	$70.0

ALLETE Second Quarter 2008 Form 10-Q

NOTE 3.  INVESTMENTS (Continued)

Auction Rate Securities. As of June 30, 2008, we held $19.3 million of investments ($23.1 million at December 31, 2007) consisting of three auction rate municipal bonds with stated maturity dates ranging between 16 and 28 years. These auction rate securities consist of guaranteed student loans insured or reinsured by the federal government. These auction rate securities were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors could either buy or sell securities. The auctions have been unable to sustain themselves during 2008 due to the overall lack of credit market liquidity, and we have been unable to liquidate our auction rate securities. Until called by the issuer or liquidity returns to the auction market, these securities will pay a default rate which is typically above market interest rates. As a result, we have classified the auction rate securities as long-term investments and we have the ability to hold these securities to maturity, or until liquidity returns to this market; therefore, no other than temporary impairment adjustment was recorded. Our auction rate securities are recorded at face value, which we believe approximates fair market value. See Note 12 – Recurring Fair Value Measures for additional information.

NOTE 4.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. On May 16, 2008, Florida Landmark Communities, Inc., a wholly owned subsidiary of Lehigh Acquisition Corporation, renewed and extended a revolving development loan (loan) with RBC Bank (successor by merger to CypressCoquina Bank) for $8.5 million. The loan has an interest rate equal to the prime rate, with a term of 24 months. The loan is guaranteed by Lehigh Acquisition Corporation, an 80 percent owned subsidiary of ALLETE Properties. As of June 30, 2008, $6.6 million was drawn on the line of credit leaving $1.9 million available for use.

On May 21, 2008, BNI Coal, a wholly owned subsidiary of ALLETE, entered into a $6.0 million Promissory Note and Supplement (Line of Credit) with CoBANK, ACB. The Line of Credit has a variable interest rate with the option to fix the rate based on LIBOR plus a certain spread. The term of the Line of Credit is 12 months, with the option to renew annually. There is a commitment fee on the average daily unused portion at a rate of 0.125 percent per year. The Line of Credit is being used for general corporate purposes. As of June 30, 2008, the full amount of $6.0 million was drawn on the line of credit.

Long-Term Debt. On February 1, 2008, we issued $60 million in principal amount of First Mortgage Bonds, 4.86% Series due April 1, 2013, in the private placement market. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

On May 14, 2008, we issued $75 million in principal amount of First Mortgage Bonds, 6.02% Series due May 1, 2023, in the private placement market. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

NOTE 5. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Utility segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

On February 8, 2008, the FERC approved Minnesota Power’s wholesale rate increase effective March 1, 2008. Our wholesale customers consist of 16 municipalities in Minnesota and two private utilities in Wisconsin, including SWL&P. The FERC authorized an average 10 percent increase for wholesale municipal customers, a 12.5 percent increase for SWL&P, and an overall return on equity of 11.25 percent. On an annualized basis, the rate increase is expected to result in approximately $8 million in additional revenue. Incremental revenue in 2008 from the FERC authorized wholesale rate increase is expected to be approximately $7 million.

ALLETE Second Quarter 2008 Form 10-Q

NOTE 5. REGULATORY MATTERS (Continued)

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would generate approximately $45 million in additional revenue. On July 21, 2008, the MPUC issued an order authorizing interim rates effective August 1, 2008. Interim rates will result in an average increase of approximately 7.5 percent for retail customers subject to refund pending the final rate order. Incremental revenue in 2008 from the interim Minnesota retail rate increase is expected to be approximately $13 million. A prehearing conference is scheduled for August 12, 2008 to discuss scheduling for the remainder of the rate case. The final rate order is expected in the second quarter of 2009. We cannot predict the amount of any rate increase the MPUC may approve.

SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007. On May 14, 2008, SWL&P filed a rate increase request with the PSCW seeking an average increase of approximately 5 percent for retail customers. The rate filing seeks an overall return on equity of 11.5 percent, and a capital structure consisting of 57.1 percent equity and 42.9 percent debt. On an annualized basis, the requested rate increase would generate approximately $4 million in additional revenue. Evidentiary and public hearings are scheduled for October 2008. The Company anticipates new rates will take effect in January 2009. We cannot predict the amount of any rate increase the PSCW may approve.

NOTE 6. OTHER INCOME (EXPENSE) - OTHER
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Millions

Gain (Loss) on Emerging Technology Investments	$(0.1)	$0.1	$(0.6)	$(0.8)
AFUDC – Equity	1.0	1.0	2.0	1.2
Investment and Other Income	1.6	3.0	9.7	8.3

Total Other Income	$2.5	$4.1	$11.1	$8.7

NOTE 7.  INCOME TAX EXPENSE
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Millions

Current Tax Expense
Federal (a)	$3.2	$10.1	$8.0	$22.0
State	–	2.5	2.8	6.4
	3.2	12.6	10.8	28.4

Deferred Tax Expense (Benefit)
Federal (a)	2.7	(1.5)	8.1	(1.3)
State	0.6	0.3	1.5	0.7
	3.3	(1.2)	9.6	(0.6)

Deferred Tax Credits	(0.3)	(0.2)	(0.5)	(0.5)

Total Income Tax Expense	$6.2	$11.2	$19.9	$27.3

(a)	Federal current tax expense is lower and federal deferred tax expense is higher than previous year due to lower pre-tax income and bonus depreciation provisions in the Economic Stimulus Act of 2008.

ALLETE Second Quarter 2008 Form 10-Q

NOTE 7.  INCOME TAX EXPENSE (Continued)

For the six months ended June 30, 2008, the effective tax rate on income before minority interest and income taxes was 36.6 percent (35.1 percent for the six months ended June 30, 2007). The effective tax rate was lower in 2007 primarily due to a state income tax audit settlement ($1.5 million effect). The effective rate of 36.6 percent for the six months ended June 30, 2008, deviated from the statutory rate of approximately 40 percent primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits and depletion.

Uncertain Tax Positions. Under the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” we have gross unrecognized tax benefits of $5.7 million as of June 30, 2008 ($5.3 million as of December 31, 2007). Of the June 30, 2008 total, $3.1 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.

We expect that the total amount of unrecognized tax benefits as of June 30, 2008, will change by less than $2.0 million in the next 12 months.

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income were as follows:

Other Comprehensive Income (Loss)	Quarter Ended		Six Months Ended
Net of Tax	June 30,		June 30,
	2008	2007	2008	2007
Millions
Net Income	$10.7	$22.6	$34.3	$48.9
Other Comprehensive Income
Unrealized Gain (Loss) on Securities	0.6	0.8	(0.8)	0.5
Reclassification of gains into income upon realization	–	–	(3.8)	–
Defined Benefit Pension and Other Postretirement Plans	0.8	0.5	1.3	1.0
Total Other Comprehensive Income (Loss)	1.4	1.3	(3.3)	1.5
Total Comprehensive Income	$12.1	$23.9	$31.0	$50.4

NOTE 9.  EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, “Earnings per Share,” for the quarter and six months ended June 30, 2008, 0.2 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would have been anti-dilutive. For the quarter and six months ended June 30, 2007, 0.1 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2008			2007
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts

For the Quarter Ended June 30,

Net Income	$10.7	–	$10.7	$22.6	–	$22.6
Common Shares	28.8	0.1	28.9	28.2	0.1	28.3
Earnings Per Share	$0.37	–	$0.37	$0.80	–	$0.80

For the Six Months Ended June 30,

Net Income	$34.3	–	$34.3	$48.9	–	$48.9
Common Shares	28.7	0.1	28.8	28.1	0.1	28.2
Earnings Per Share	$1.19	–	$1.19	$1.74	–	$1.73

ALLETE Second Quarter 2008 Form 10-Q

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

			Postretirement
	Pension		Health and Life
Components of Net Periodic Benefit Expense	2008	2007	2008	2007
Millions
For the Quarter Ended June 30,

Service Cost	$1.4	$1.3	$1.0	$0.9
Interest Cost	6.3	5.7	2.4	1.8
Expected Return on Plan Assets	(8.1)	(7.6)	(1.8)	(1.6)
Amortization of Prior Service Costs	0.1	0.1	–	–
Amortization of Net Loss	0.4	0.8	0.4	0.1
Amortization of Transition Obligation	–	–	0.6	0.6

Net Periodic Benefit Expense	$0.1	$0.3	$2.6	$1.8

For the Six Months Ended June 30,

Service Cost	$2.9	$2.6	$2.0	$1.9
Interest Cost	12.6	11.4	4.8	3.7
Expected Return on Plan Assets	(16.2)	(15.3)	(3.6)	(3.2)
Amortization of Prior Service Costs	0.3	0.3	–	–
Amortization of Net Loss	0.8	1.6	0.8	0.3
Amortization of Transition Obligation	–	–	1.2	1.2

Net Periodic Benefit Expense	$0.4	$0.6	$5.2	$3.9

Employer Contributions. Through July 15, 2008, we contributed $10.9 million to our pension plan and $13.4 million to our postretirement health and life plan. We expect to make additional contributions to our pension plan of $7.7 million and no additional contributions to our postretirement health and life plan in 2008.

We have historically used a September 30 measurement date for the pension and postretirement health and life plans. Pursuant to SFAS 158, we are required to change our measurement date to December 31 during the year ending December 31, 2008. On January 1, 2008, we recorded three months of pension expense as a reduction to retained earnings in the amount of $1.6 million, net of tax, to reflect the impact of this measurement date change. Also on January 1, 2008, we recorded $0.8 million relating to three months of amortization for transition obligations, prior service costs, and prior gains and losses within accumulated other comprehensive income.

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Off-Balance Sheet Arrangements. Square Butte Power Purchase Agreement. Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and helps Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota Power serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is entitled to 55 percent of the Unit’s output beginning January 1, 2008, and 50 percent on January 1, 2009 and thereafter. Minnkota Power has no further option to reduce Minnesota Power’s entitlement below 50 percent.

ALLETE Second Quarter 2008 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. At June 30, 2008, Square Butte had total debt outstanding of $316.1 million. Total annual debt service for Square Butte is expected to be approximately $29 million in each of the years 2008 through 2012. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

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

On January 24, 2008, we received a letter from BNSF alleging that the Company defaulted on a material obligation under the Company’s Coal Transportation Agreement (CTA). In the notice, BNSF claimed the Company underpaid approximately $1.6 million for coal transportation services in 2006 and that failure to pay such amount plus interest may result in BNSF’s termination of the CTA. We believe we do not owe the amount claimed. On April 1, 2008, to ensure that BNSF does not attempt to terminate the CTA, we paid under protest the full amount claimed by BNSF and filed a demand for arbitration of the issue. We are currently in discussions to resolve the dispute, but are unable to predict the outcome at this time. The delivered costs of fuel for the Company’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

ALLETE Second Quarter 2008 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

The MISO Day 2 Order granted deferred accounting treatment for three MISO Day 2 charge types that were determined to be administrative charges. Under the order, we refunded, through customer bills, approximately $2 million of administrative charges previously collected through the fuel clause between April 1, 2005, and December 31, 2006, and recorded these administrative charges as a regulatory asset. We were also permitted to continue accumulating MISO Day 2 administrative charges after December 31, 2006, and record them as a regulatory asset to be recovered through our next rate filing. MISO Day 2 costs, along with the amortization of the regulatory asset, will be recovered in interim rates effective August 1, 2008. The balance of this regulatory asset was $4.4 million on June 30, 2008 ($3.7 million at December 31, 2007). See Note 5 – Regulatory Matters for additional information.

Emerging Technology Portfolio. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $0.8 million at June 30, 2008, ($1.0 million at December 31, 2007) and may be invested in the remainder of 2008. We do not have plans to make any additional investments beyond this commitment.

Discontinued Operations. Two of our subsidiaries, which were involved in our discontinued water operations, were named in a claim brought by Capital Resources and Properties, Inc. (CRP). CRP sold certain wastewater treatment assets to Georgia Water in 2001. The purchase agreement called for the payment of $2.0 million upon the satisfaction of specific contingencies. CRP alleged that Georgia Water and ALLETE Water Services were obligated to pay the contractual amount plus interest and attorney fees pursuant to the purchase agreement, and that the contingencies were satisfied in 2005 or were waived, or were otherwise due and owing. In June 2008, we settled the claim brought by CRP for $1.2 million which approximates our reserve established in prior periods.

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

SWL&P Manufactured Gas Plant. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. A report submitted in 2003 identified some MGP-like chemicals that were found in the soil near the former plant site. The final Phase II report was issued in June 2007, confirming our understanding of the issues involved. The final Phase II Report and Risk Assessment were sent to the WDNR for review in June 2007. A remediation plan was developed during the fourth quarter of 2007 and sent to the WDNR in March 2008. Cost estimates and bids for the first phase of the remediation are being prepared. The first phase will include the removal of approximately 2,000 cubic yards of soil that will be shipped to a certified landfill. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW approved the collection through rates of $0.3 million of site investigation costs that had been incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

ALLETE Second Quarter 2008 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

EPA Clean Air Interstate Rule. In March 2005, the EPA announced the Clean Air Interstate Rule (CAIR) that sought to reduce and permanently cap emissions of SO2, NOX and particulates in the eastern United States. The CAIR included Minnesota as one of the 28 states it considered as “significantly contributing” to air quality standards non-attainment in other downwind states. On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court) vacated the CAIR and remanded the rulemaking to the EPA for reconsideration while also granting the Minnesota Power petition that the EPA reconsider including Minnesota as a CAIR state. Absent legal interventions that stay the Court decision, Minnesota and other states are no longer subject to CAIR requirements. It is uncertain how the EPA will respond.

If the EPA revises the CAIR, the EPA would need to specifically justify including Minnesota with those states subject to such revised rules. If the CAIR had gone into effect, we expect we would have been required to supplement planned emission control retrofits to address regional haze concerns by providing for CAIR related emission allowance purchases, supplemental emission reductions or a combination of both. We now expect that emission reduction measures taken with AREA and Boswell Unit 3 emission control retrofits will suffice to satisfy environmental requirements for the next several years. It is speculative to consider what the EPA may choose to do to address air quality nonattainment problems in states that are required to implement measures to improve their local air quality.

EPA Clean Air Mercury Rule. In March 2005, the EPA also announced the Clean Air Mercury Rule (CAMR) that would have reduced and permanently capped emissions of electric utility mercury emissions in the continental United States. On February 8, 2008 the Court overturned the CAMR and remanded the rulemaking to the EPA for reconsideration. The Court’s decision is subject to appeal. It is uncertain how the EPA will respond. Cost estimates for complying with future mercury regulations under the Clean Air Act are therefore premature at this time.

Real Estate. As of June 30, 2008, ALLETE Properties, through its subsidiaries, had surety bonds outstanding of $26.6 million ($35.9 million at December 31, 2007) primarily related to performance and maintenance obligations to governmental entities to construct improvements in  ALLETE Properties’ various projects. The remaining work to be completed on these improvements is estimated to be approximately $6.3 million ($6.4 million at December 31, 2007) and ALLETE Properties does not believe it is likely that any of these outstanding bonds will be drawn upon.

Community Development District Obligations. Town Center. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, which are payable through property tax assessments on the landowners over 31 years (by May 1, 2036). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of a portion of the major infrastructure improvements at Town Center. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments were billed to Town Center landowners effective in November 2006. To the extent that we still own land at the time of an assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At June 30, 2008, we owned approximately 69 percent of the assessable land in the Town Center District (approximately 69 percent at December 31, 2007). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under EITF 91-10, these bonds are not reflected as debt on our consolidated balance sheet.

ALLETE Second Quarter 2008 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Palm Coast Park. In May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, which are payable through property tax assessments on the landowners over 31 years (by May 1, 2037). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of the major infrastructure improvements at Palm Coast Park and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments were billed to Palm Coast Park landowners effective in November 2007. To the extent that we still own land at the time of an assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At June 30, 2008, we owned approximately 86 percent of the assessable land in the Palm Coast Park District (approximately 86 percent at December 31, 2007). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under EITF 91-10, these bonds are not reflected as debt on our consolidated balance sheet.

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

ALLETE Second Quarter 2008 Form 10-Q

NOTE 12.  RECURRING FAIR VALUE MEASURES (Continued)

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, management performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. Instruments in this category include auction rate securities consisting of guaranteed student loans classified as Level 3 investments as of June 30, 2008, and carried at face value. The Company also holds certain financial transmission rights (FTRs) related to our participation in MISO. These FTRs are accounted for as derivatives. While our valuation of these FTRs is based on Level 3 inputs, the fair value of our FTRs at June 30, 2008, is immaterial, and as a result we have not presented them in the tables below.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3		Total
Millions
Assets:
Mutual Funds	$21.8	–	–		$21.8
Bonds	–	$3.7	–		3.7
Auction Rate Securities	–	–	$19.3	(a)	19.3
Total Assets	$21.8	$3.7	$19.3		$44.8

Liabilities:
Deferred compensation obligation	–	$8.3	–		$8.3
Total Liabilities	–	$8.3	–		$8.3
Total Net Assets (Liabilities)	$21.8	$(4.6)	$19.3		$36.5

(a)	See Note 3 – Investments for additional information.

Recurring Fair Value Measures For The Six Months Ended June 30, 2008	Auction Rate
Activity in Level 3	Securities
Millions
Balance as of January 1, 2008	–
Purchases, sales, issuances and settlements, net (a)	$(5.9)
Level 3 Transfers In	25.2
Balance as of June 30, 2008	$19.3

(a)	Primarily due to a $5.2 million transfer of auction rate securities to our Voluntary Employee Benefit Association trust used to fund postretirement health and life benefits.

ALLETE Second Quarter 2008 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, management’s discussion and analysis from the 2007 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading: “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” located on page 5 and “Risk Factors” located in Part I, Item 1A, page 22 of our 2007 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

OVERVIEW

ALLETE is a diversified company that has provided fundamental products and services since 1906. These include our former operations in the water, paper, telecommunications and automotive industries and the Energy and Real Estate businesses we operate today.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2008, unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE Second Quarter 2008 Form 10-Q

OVERVIEW (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Kilowatt-hours Sold	2008	2007	2008	2007
Millions

Regulated Utility
Retail and Municipals
Residential	239.2	231.7	601.8	573.3
Commercial	307.6	320.9	667.2	673.1
Municipals	226.6	229.2	499.5	495.6
Industrial	1,788.9	1,734.0	3,612.1	3,439.4
Other	19.2	19.0	41.5	41.3

Total Retail and Municipals	2,581.5	2,534.8	5,422.1	5,222.7
Other Power Suppliers	375.1	513.0	779.2	1,036.9

Total Regulated Utility	2,956.6	3,047.8	6,201.3	6,259.6
Nonregulated Energy Operations	59.7	59.8	108.3	123.5

	3,016.3	3,107.6	6,309.6	6,383.1

	Quarter Ended				Six Months Ended
	June 30,				June 30,
Real Estate	2008		2007		2008		2007
Revenue and Sales Activity (a)	Qty	Amount	Qty	Amount	Qty	Amount	Qty	Amount
Dollars in Millions

Town Center Sales
Commercial Sq. Ft.	–	–	435,000	$12.6	–	–	435,000	$12.6
Residential Units	–	–	130	1.6	–	–	130	1.6

Palm Coast Park
Commercial Sq. Ft.	–	–	40,000	2.0	–	–	40,000	2.0
Residential Units	–	–	406	11.1	–	–	406	11.1

Other Land Sales
Acres (b)	49	$2.6	–	–	51	$3.9	367	6.0

Contract Sales Price (c)		2.6		27.3		3.9		33.3

Revenue Recognized from Previously Deferred Sales		–		1.0		–		2.3

Deferred Revenue		–		(3.1)		–		(3.1)

Revenue from Land Sales		2.6		25.2		3.9		32.5

Other Revenue		5.3		2.8		6.7		3.7

		$7.9		$28.0		$10.6		$36.2
(a)  Quantity amounts are approximate until final build-out.
(b)  Acreage amounts are shown on a gross basis, including wetlands and minority interest.
(c)	Reflected total contract sales price on closed land transactions.

OVERVIEW (Continued)

Financial Overview

(See Note 2 – Business Segments for financial results by segment.)

The following income discussion summarizes, by segment, a comparison of the six months ended June 30, 2008, to the six months ended June 30, 2007.

Regulated Utility contributed income of $23.3 million in 2008 ($24.9 million in 2007). The decrease in earnings is primarily the result of the expiration of sales contracts to Other Power Suppliers and an increase in operating expense, depreciation expense and interest expense. These factors were partially offset by increased revenues attributable to current cost recovery on our environmental retrofit projects, new FERC approved wholesale rates, and higher retail and municipal kilowatt-hour sales.

Nonregulated Energy Operations contributed income of $1.4 million in 2008 ($2.8 million in 2007). The decrease is primarily due to higher gains from land sales in Minnesota during 2007.

Investment in ATC contributed income of $4.0 million in 2008 ($3.7 million in 2007).

Real Estate contributed income of $2.0 million in 2008 ($14.6 million in 2007). Income was lower in 2008 due to the continued weak real estate market and two large sales that closed in the second quarter of 2007.

Other contributed income of $3.6 million in 2008 ($2.9 million in 2007). The increase is primarily due to a $3.8 million after-tax gain realized from the sale of certain available for sale securities in the first quarter of 2008. The gain was triggered when securities were sold to reallocate investments to meet defined investment allocations based upon an approved investment strategy.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2008 AND 2007

(See Note 2 – Business Segments for financial results by segment.)

Regulated Utility

Operating revenue decreased $15.5 million, or 9 percent, from 2007, primarily due to decreased fuel clause recoveries and the reduction in revenue from sales to Other Power Suppliers. The decrease was partially offset by higher revenues attributable to current cost recovery on our environmental retrofit projects, new FERC approved wholesale rates, an approximately 2 percent increase in retail and municipal kilowatt-hour sales, and increased gas sales.

Fuel clause recoveries decreased $22.9 million in 2008 primarily as a result of decreased purchased power expenses reflecting increased Company generation and increased hydro availability (see Fuel and Purchased Power Expense discussion below).

Revenue from sales to Other Power Suppliers decreased $7.6 million from 2007 due to the expiration of sales contracts.

Increased revenues attributable to current cost recovery on our environmental retrofit projects totaled $4.8 million.

New FERC approved wholesale rates, effective March 1, 2008, resulted in an additional $2.1 million of operating revenue.

Kilowatt-hour sales to our retail and municipal customers increased 2 percent from 2007, primarily due to a 3.2 percent increase in industrial load. The increase in industrial sales in 2008 primarily reflects increased sales to one taconite customer that was partially idled in 2007. Total regulated utility kilowatt-hour sales were down 3.0 percent as the expiration of sales contracts to Other Power Suppliers more than offset the increased retail and municipal sales.

Gas sales increased $1.7 million, or 44 percent, over 2007 reflecting a colder 2008.

ALLETE Second Quarter 2008 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2008 AND 2007 (Continued)
Operating revenue (Continued)

Revenue from electric sales to taconite customers accounted for 27 percent of consolidated operating revenue in 2008 (24 percent in 2007). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2008 and 2007. Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue in 2008 and 2007.

Operating expenses decreased $14.7 million from 2007.

Fuel and Purchased Power Expense decreased $17.9 million, or 19 percent, from 2007, primarily due to a decrease in purchase power expense reflecting increased Company generation and increased hydro availability. In 2007, scheduled outages at Boswell Unit 3 and Taconite Harbor Unit 2 as well as generator repairs at Boswell Unit 4 drove the higher purchased power expense.

Operating and Maintenance Expense increased $2.2 million, or 4 percent, from 2007 due to increased gas purchases, reflecting a colder 2008; and higher salaries and wages, reflecting annual inflationary increases.

Depreciation Expense increased $1.0 million from 2007 reflecting higher property, plant and equipment balances as a result of increased construction activity.

Interest Expense increased $0.4 million, or 8 percent, from 2007 primarily due to higher long term debt balances from increased construction activity.

Other income increased $0.2 million from 2007 due to higher earnings from the capitalization of AFUDC-Equity reflecting increased construction activity.

Nonregulated Energy Operations

Operating revenue increased $2.1 million, or 13 percent, from 2007 primarily due to higher coal prices at BNI Coal.

Operating expenses increased $1.4 million, or 9 percent, from 2007 primarily due to higher fuel expense and dragline repairs at BNI Coal.

Investment in ATC

Equity Earnings increased $0.4 million, or 13 percent, from 2007 resulting from our pro-rata share of ATC’s earnings on an increased investment balance as discussed in Note 3.

Real Estate

Operating revenue decreased $20.1 million from 2007. Revenue from land sales was $2.6 million in 2008 and did not include any previously deferred revenue. In 2007, revenue from land sales was $25.2 million, which included $1.0 million in previously deferred revenue and reflected two large sales that closed during the second quarter of 2007. Operating revenue in 2008 also included the pre-tax gain of $4.5 million resulting from the sale of the retail shopping center in Winter Haven, Florida on May 1, 2008.

There were no sales at Town Center or Palm Coast Park for the quarter ended June 30, 2008. For the quarter ended June 30, 2007, 435,000 non-residential square feet were sold at Town Center and 40,000 non-residential square feet were sold at Palm Coast Park. Town Center sold 130 residential units and Palm Coast Park sold 406 residential units. For the quarter ended June 30, 2008, 49 acres of Other Land was sold (no acres sold in 2007).

Operating expenses decreased $4.3 million, or 53 percent, from 2007 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

ALLETE Second Quarter 2008 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2008 AND 2007 (Continued)

Other

Other income decreased $2.0 million from 2007 primarily due to lower earnings on cash and short-term investments of $0.8 million primarily due to lower average cash balances and the 2007 release from a loan guarantee for Northwest Airlines Corporation of $1.0 million.

Income Taxes

For the quarter ended June 30, 2008, the effective tax rate on income before minority interest and income taxes was 36.5 percent (31.9 percent for the quarter ended June 30, 2007). The effective tax rate was lower in 2007 primarily due to a state income tax audit settlement ($1.5 million effect). The effective rate of 36.5 percent for the quarter ended June 30, 2008, deviated from the statutory rate (approximately 40 percent) primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits and depletion.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Regulated Utility

Operating revenue decreased $2.4 million from 2007, primarily due to decreased fuel clause recoveries and the reduction in revenue from sales to Other Power Suppliers. The decrease was partially offset by higher revenue attributable to current cost recovery on our environmental retrofit projects; an approximate 4 percent increase in retail and municipal kilowatt-hour sales, higher gas sales and new FERC approved wholesale rates.

Fuel clause recoveries decreased $15.0 million in 2008 primarily as a result of decreased purchased power expenses reflecting increased Company generation and increased hydro availability (see Fuel and Purchased Power Expense discussion below).

Revenue from sales to Other Power Suppliers decreased $13.2 million from 2007 due to the expiration of sales contracts.

Increased revenues attributable to current cost recovery on our environmental retrofit projects totaled $10.1 million.

Kilowatt-hour sales to our retail and municipal customers increased approximately 4 percent from 2007, primarily due to a 5.0 percent increase in industrial sales. The increase in industrial sales in 2008 primarily reflects increased sales to one taconite customer that was partially idled in 2007 and another customer that was shut down due to weather related issues in 2007. Total regulated utility kilowatt-hour sales are down 1.0 percent as the expiration of sales contracts to Other Power Supplier contracts more than offset the increased retail and municipal sales.

Gas sales increased $3.6 million, or 27 percent, over 2007 reflecting a colder 2008.

New FERC approved wholesale rates, effective March 1, 2008, resulted in an additional $2.3 million of operating revenue.

Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2008 (23 percent in 2007). Revenue from electric sales to paper and pulp mills accounted for 10 percent of consolidated operating revenue in 2008 (9 percent in 2007). Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue in 2008 and 2007.

Operating expenses increased $0.3 million from 2007.

Fuel and Purchased Power Expense decreased $9.3 million, or 5 percent, from 2007, due to a decrease in purchase power expense reflecting increased Company generation and increased hydro availability. In 2007, scheduled outages for the AREA plan and Boswell Unit 3 environmental upgrades as well as generator repairs at Boswell Unit 4 drove the higher purchased power.

ALLETE Second Quarter 2008 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
Operating Expenses (Continued)

Operating and Maintenance Expense increased $7.7 million, or 7 percent, over 2007 due to increased gas purchases reflecting a colder 2008, higher salaries and wages and transmission expense.

Depreciation Expense increased $1.9 million from 2007 reflecting higher property, plant, and equipment  balances as a result of increased construction activity.

Interest Expense increased $1.0 million, or 10 percent, from 2007 primarily due to higher long term debt balances from increased construction activity.

Other income increased $0.8 million from 2007 due to higher earnings from the capitalization of AFUDC-Equity reflecting increased construction activity.

Nonregulated Energy Operations

Operating revenue increased $2.6 million, or 8 percent, from 2007, primarily due to higher coal prices at BNI Coal.

Operating expenses increased $2.6 million, or 8 percent, from 2007 primarily due to higher fuel expense and dragline repairs at BNI Coal.

Other income decreased $2.0 million from 2007 due to higher gains from land sales in Minnesota during 2007.

Investment in ATC

Equity Earnings increased $0.9 million, or 15 percent, from 2007 resulting from our pro-rata share of ATC’s earnings on an increased investment balance as discussed in Note 3.

Real Estate

Operating revenue decreased $25.6 million from 2007. Revenue from land sales was $3.9 million in 2008 and did not include any previously deferred revenue. In 2007, revenue from land sales was $32.5 million, which included $2.3 million in previously deferred revenue and reflected two large sales that closed during the second quarter of 2007. Operating revenue in 2008 also included the pre-tax gain of $4.5 million resulting from the sale of the retail shopping center in Winter Haven, Florida on May 1, 2008.

There were no sales at Town Center or Palm Coast Park for the six months ended June 30, 2008. Through June 30, 2007, 435,000 non-residential square feet were sold at Town Center and 40,000 non-residential square feet were sold at Palm Coast Park. Town Center sold 130 residential units and Palm Coast Park sold 406 residential units. For the six months ended June 30, 2008, 51 acres of Other Land was sold (367 acres in 2007).

Operating expenses decreased $3.8 million, or 34 percent, from 2007 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

Other

Operating expenses increased $0.4 million from 2007 as a result of additional expense related to our Georgia Water dispute as discussed in Note 11.

Other income increased $3.6 million from 2007 primarily due to a $4.0 million after-tax gain realized from the sale of certain available for sale securities in the first quarter. The gain was triggered when securities were sold to reallocate investments to meet defined investment allocations based upon an approved investment strategy. The increase was partially offset by lower earnings on cash and short-term investments reflecting lower average cash balances and a lower average interest rate, and the 2007 release from a loan guarantee for Northwest Airlines Corporation of $1.0 million.

ALLETE Second Quarter 2008 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)

Income Taxes

For the six months ended June 30, 2008, the effective tax rate on income before minority interest and income taxes was 36.6 percent (35.1 percent for six months ended June 30, 2007). The effective tax rate was lower in 2007 primarily due to a state income tax audit settlement ($1.5 million effect). The effective rate of 36.6 percent for the six months ended June 30, 2008, deviated from the statutory rate (approximately 40 percent) primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits and depletion.

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

OUTLOOK

Earnings Guidance. ALLETE reaffirms its previously stated earnings guidance of a range from $2.70 to $2.90 per share for 2008. This earnings projection does not include an impact from any investment we may make in new growth opportunities.

Energy. As part of our strategy, we will leverage the strengths of our Regulated Utility business to improve our strategic and financial outlook and seek growth opportunities in close proximity to existing operations in the Midwest. We believe electric industry deregulation is unlikely in Minnesota and Wisconsin in the next five years.

Minnesota Power expects significant rate base growth over the next several years as it makes capital expenditures to comply with renewable energy requirements and environmental mandates. In addition, significant investment will be made in our existing low-cost generation fleet to provide for continued future operations as we continue to believe ownership of low-cost generation is a competitive advantage. Minnesota Power will also look for transmission opportunities which strengthen and enhance the regional transmission grid and take advantage of our geographic location between sources of renewable energy and growing energy markets. Our capital investments will be recovered through a combination of current cost recovery riders and anticipated increased base electric rates. We also expect kilowatt-hour growth due to the potential for up to 400 MW of additional growth from several new industrial customers planning projects in our service territory.

Our energy strategy is to be a leader in the movement toward renewable energy and cleaner power plants. We believe we can meet our customers’ electric energy needs for the next decade while achieving real reductions in total carbon emissions. We are aggressively pursuing our renewable energy resources and expect to comply with Minnesota’s renewable energy requirements prior to the 2025 deadline.

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

ALLETE Second Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Energy (Continued)

We have already begun executing our renewable energy and cleaner power plant strategy. Taconite Ridge Wind I, a $50 million, 25-MW wind facility located in northeastern Minnesota became operational in July 2008. Costs related to the construction of this facility have been included in our May 2, 2008 rate filing.

On May 13, 2008, we announced plans to develop several hundred megawatts of wind energy in North Dakota and purchase an existing 250 kV DC transmission line to transport this wind energy to customers while gradually reducing the supply of energy currently delivered to our system on this same transmission line from Square Butte’s coal-fired Milton R. Young Unit 2. The North Dakota wind project is expected to meet our mandated renewable energy supply requirements for our retail load. We anticipate signing definitive agreements and making the required regulatory filings for the project in the third quarter of 2008. Closing on the purchase of the transmission line is expected in the first quarter of 2009.

Integrated Resource Plan (IRP). On October 31, 2007, we filed our IRP, a comprehensive estimate of future capacity needs within the Minnesota Power service territory. On July 25, 2008, we filed a request with the MPUC for approval to re-file our IRP by October 1, 2009, in order to incorporate the North Dakota wind project and otherwise update our load forecasting and modeling in the IRP.

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

ALLETE Second Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Energy (Continued)

Rate Cases. Entities within our Regulated Utility segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

On February 8, 2008, the FERC approved Minnesota Power’s wholesale rate increase effective March 1, 2008. Our wholesale customers consist of 16 municipalities in Minnesota and two private utilities in Wisconsin, including SWL&P. The FERC authorized an average 10 percent increase for wholesale municipal customers, a 12.5 percent increase for SWL&P, and an overall return on equity of 11.25 percent. On an annualized basis, the rate increase is expected to result in approximately $8 million in additional revenue. Incremental revenue in 2008 from the FERC authorized wholesale rate increase is expected to be approximately $7 million.

As of June 30, 2008, Minnesota Power has signed new contracts with 15 Minnesota wholesale customers and has 1 contract in the cancellation period. The new contracts include rates that can be automatically adjusted annually based on changes in costs. Two new agreements with private utilities in Wisconsin, including SWL&P, are anticipated in the future pending PSCW approval.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would generate approximately $45 million in additional revenue. On July 21, 2008, the MPUC issued an order authorizing interim rates effective August 1, 2008. Interim rates will result in an average increase of approximately 7.5 percent for retail customers subject to refund pending the final rate order. Incremental revenue in 2008 from the interim Minnesota retail rate increase is expected to be approximately $13 million. A prehearing conference is scheduled for August 12, 2008, to discuss scheduling for the remainder of the rate case. The final rate order is expected in the second quarter of 2009. We cannot predict the amount of any rate increase the MPUC may approve.

SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007. On May 14, 2008, SWL&P filed a rate increase request with the PSCW seeking an average increase of approximately 5 percent for retail customers. The rate filing seeks an overall return on equity of 11.5 percent, and a capital structure consisting of 57.1 percent equity and 42.9 percent debt. On an annualized basis, the requested rate increase would generate approximately $4 million in additional revenue. Evidentiary and public hearings are scheduled for October 2008. The Company anticipates rates will take effect in January 2009. We cannot predict the amount of any rate increase the PSCW may approve.

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

ALLETE Second Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Energy (Continued)

In May 2006, we announced plans to make emission reduction investments at our Boswell Unit 3 generating unit. Plans include reductions of particulate, SO2, NOX and mercury emissions to meet pending federal and state requirements. In March 2007, the Boswell Unit 3 project received the necessary construction permits. In October 2007, the MPUC issued a written order approving Minnesota Power’s request for cost recovery for the Boswell Unit 3 emission reduction plan with some minor modifications and additional reporting requirements. The MPUC approval authorized a cash return on construction work in progress during the construction phase in lieu of AFUDC-Equity and allows for a return on investment and current cost recovery of incremental operations and maintenance expenses once the new equipment is installed and the unit is placed back in service in late 2009. In December 2007, the MPUC approved Boswell Unit 3’s rate adjustment for 2008 and we began cost recovery on January 1, 2008.

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

The MISO Day 2 Order granted deferred accounting treatment for three MISO Day 2 charge types that were determined to be administrative charges. Under the order, we refunded, through customer bills, approximately $2 million of administrative charges previously collected through the fuel clause between April 1, 2005, and December 31, 2006, and recorded these administrative charges as a regulatory asset. We were also permitted to continue accumulating MISO Day 2 administrative charges after December 31, 2006, and record them as a regulatory asset to be recovered through our next rate filing. MISO Day 2 costs, along with the amortization of the regulatory asset, will be recovered in interim rates effective August 1, 2008. The balance of this regulatory asset was $4.4 million on June 30, 2008, ($3.7 million at December 31, 2007). See Note 5 – Regulatory Matters for additional information.

Minnesota Fuel Clause Investigation. In June 2003, the MPUC initiated an investigation into the continuing usefulness of the fuel clause as a regulatory tool for electric utilities. Our initial comments on the proposed scope and procedure of the investigation were filed in July 2003. In November 2003, the MPUC approved the initial scope and procedure of the investigation. The fuel clause docket then became dormant while the MISO Day 2 docket, which held many fuel clause considerations, became active. In March 2007, the MPUC solicited comments on whether the original fuel clause investigation should continue and, if so, what issues should be pursued. We filed comments in April 2007, suggesting that if the investigation continued, it should focus on remaining key elements of the fuel clause, beyond the purchased power transactions examined in the MISO Day 2 proceeding, such as fuel purchases and outages. We filed additional comments in September 2007, updating our previous filings in the fuel clause investigation docket to account for changes occurring since the investigation began in July 2003. Since filing the additional comments, a number of stakeholder sessions have been held at the OES offices, the primary outcome of which was the adoption by the MPUC of a requirement for an annual fuel clause report to customers by utilities. The fuel clause investigation docket is awaiting further action by the MPUC pending these ongoing discussions regarding fuel clause report content and format.

Investment in ATC. As of June 30, 2008 our equity investment was $70.0 million, representing a 7.9 percent ownership interest. On April 30, 2008, we invested an additional $2.8 million in ATC. As additional opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. On July 31, 2008, we invested an additional $2.4 million in ATC. See Note 3 – Investments for additional information.

ALLETE Second Quarter 2008 Form 10-Q

OUTLOOK (Continued)

Real Estate. Market conditions in the Florida real estate market have not improved in 2008, and demand remains weak. While we are unable to predict when the Florida real estate market will improve, we continue to believe the long-term growth indicators remain strong. We expect our real estate operations to be profitable in 2008, however total net income is expected to be less than 2007.

Substantially all of our properties have key entitlements in place. With minimal debt, low ongoing carrying costs and a low inventory book basis, we expect that our Real Estate business will continue to be profitable over the long term. We believe the northeastern Florida market area where a large portion of our real estate inventory is located will continue to experience above average long-term population growth, and our inventory of mixed-use land in those areas will remain attractive to buyers.

ALLETE Properties plans to maximize the value of the property it currently owns through entitlement, infrastructure improvements and orderly sales of properties. In addition to managing its current real estate inventory, ALLETE Properties is focused on identifying, acquiring, entitling and developing infrastructure on land in Florida and other parts of the southeast United States.

On May 1, 2008, ALLETE Properties sold a retail shopping center in Winter Haven, Florida for $20.0 million. This sale resulted in an after-tax gain of approximately $3 million.

Summary of Development Projects
For the Six Months Ended		Total	Residential	Non-residential
June 30, 2008	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)
Town Center	80%
At December 31, 2007		991	2,289	2,228,200
Property Sold		–	–	–
Change in Estimate		–	–	–
		991	2,289	2,228,200
Palm Coast Park	100%
At December 31, 2007		3,436	3,154	3,116,800
Property Sold		–	–	–
Change in Estimate		–	85	–
		3,436	3,239	3,116,800
Ormond Crossings	100%
At December 31, 2007		5,968	(d)	(d)
Change in Estimate		–
		5,968
		10,395	5,528	5,345,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest.
(b)	Estimated and includes minority interest. Density at build out may differ from these estimates.
(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.
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

Other Land (b)
For the Six Months Ended				Non-
June 30, 2008	Total	Mixed Use	Residential	residential	Agricultural
Acres (a)

Other
At December 31, 2007	1,573	362	248	424	539
Property Sold	(51)	(2)	(47)	(2)	–
Change in Estimate	–	–	–	–	–
	1,522	360	201	422	539

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest.
(b)	Other land includes land located in Palm Coast, Florida not included in development projects, Lehigh and Cape Coral.

ALLETE Second Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Real Estate (Continued)

At June 30, 2008, total pending land sales under contract were $22.5 million ($55.2 million at December 31, 2007) and are scheduled to close at various times through 2012. Pending contracts at Town Center include 280,000 non-residential square feet totaling $8.6 million and 390 residential units totaling $7.9 million. Pending contracts at Palm Coast Park include 200 residential units totaling $3.0 million. Other Land pending contracts include 122 acres totaling $3.0 million. Prices on the pending contracts range from $20 to $31 per non-residential square foot, $15,000 to $25,000 per residential unit and $11,200 to $240,700 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the Other Land under contract are zoned non-residential or mixed use. Certain contracts allow us to receive participation revenue from land sales to third parties if various formula-based criteria are achieved. In July 2008, a $28.9 million contract with LDD Palm Coast North LLC, a subsidiary of Lowe Enterprises was terminated, and a $0.6 million contract deposit was forfeited. This contract is not included in pending contracts at June 30, 2008. We are currently reviewing the best options to proceed with this property. We believe this property, along with the remaining property at our Palm Coast Park development project, continues to have long-term value.

If a purchaser defaults on a sales contract, the legal remedy is usually limited to terminating the contract and retaining the purchaser’s deposit. The property is then available for resale. In many cases, contract purchasers incur significant costs during due diligence, planning, designing and marketing the property before the contract closes, therefore they have substantially more at risk than the deposit.

From time to time, we continue to have discussions with other buyers under pending contracts. Our objective is to proactively assist our buyers through this current period of weak market conditions, as we believe the long-term prospects for our properties are favorable. Our discussions sometimes result in adjustments to contract terms, and may include extending closing dates, revised pricing or termination.

As of June 30, 2008, we had $2.7 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. All of the deferred profit relates to Town Center and is expected to be recognized in 2008 as the remaining development obligations are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activities

At June 30, 2008 our cash and cash equivalents balance was approximately $99 million and our debt to total capital ratio was approximately 42 percent.

Operating Activities. Cash flow from operating activities was $53.6 million for the six months ended June 30, 2008 ($51.1 million for the six months ended June 30, 2007). Despite lower net income, cash from operating activities was up slightly primarily due to a decrease in working capital requirements in the first six months of 2008 compared to the same period in 2007. The decrease in working capital was primarily related to the collection of customer receivables which were higher at December 31, 2007 as a result of colder weather, and lower deferred purchased power costs at June 30, 2008, compared to June 30, 2007. Partially offsetting the decrease in working capital requirements were higher contributions to our pension and postretirement health plans of $14.1 million in the first six months of 2008 compared to the same period in 2007.

Investing Activities. Cash flow used for investing activities was $96.6 million for the six months ended June 30, 2008 ($101.1 million for the six months ended June 30, 2007). Cash used for investing activities was slightly less than 2007 because increased capital additions to property, plant, and equipment were mostly offset by proceeds from the sale of our retail shopping center in Winter Haven, Florida, fewer purchases of auction rate securities reflecting current market conditions and fewer capital contributions to ATC.

ALLETE Second Quarter 2008 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Financing Activities. Cash flow from financing activities was $118.8 million for the six months ended June 30, 2008 ($42.3 million for the six months ended June 30, 2007). The increase in cash flow from financing activities resulted from the issuance of first mortgage bonds of $60 million in February 2008, and $75 million in May 2008.

Working Capital. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 1.0 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. Additionally, we have 2.4 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Inc. We have bank lines of credit aggregating $176.0 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

Auction Rate Securities. As of June 30, 2008, we held $19.3 million of investments ($23.1 million at December 31, 2007) consisting of three auction rate municipal bonds with stated maturity dates ranging between 16 and 28 years. These auction rate securities consist of guaranteed student loans insured or reinsured by the federal government. These auction rate securities were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors could either buy or sell securities. The auctions have been unable to sustain themselves during 2008 due to the overall lack of credit market liquidity, and we have been unable to liquidate our auction rate securities. Until called by the issuer or liquidity returns to the auction market, these securities will pay a default rate which is typically above market interest rates. As a result, we have classified the auction rate securities as long-term investments and we have the ability to hold these securities to maturity, or until liquidity returns to this market, therefore, no other than temporary impairment adjustment was recorded. Our auction rate securities are recorded at face value, which we believe approximates fair market value. See Note 12 – Recurring Fair Value Measures for additional information.

Securities

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

On May 14, 2008, we issued $75 million in principal amount of First Mortgage Bonds, 6.02% Series due May 1, 2023, in the private placement market. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

On February 19, 2008, we entered into a Distribution Agreement with KCCI, Inc. with respect to the issuance and sale of up to 2.5 million shares of our common stock, without par value. The shares may be offered for sale, from time to time, in accordance with the terms of the Distribution Agreement, which terminates on June 30, 2009. As of June 30, 2008, 125,000 shares of common stock have been issued under this agreement resulting in net proceeds of $5.6 million.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2007 Form 10-K, with additional disclosure discussed in Note 11 of this Form 10-Q.

ALLETE Second Quarter 2008 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital Requirements

For the six months ended June 30, 2008, capital expenditures totaled $144.3 million ($71.3 million at June 30, 2007). The expenditures were primarily made in the Regulated Utility segment. Internally generated funds and additional debt were the primary sources of funding.

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

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-For-Sale Securities. As of June 30, 2008, our available-for-sale securities portfolio consisted of securities in a grantor trust, established to fund certain employee benefits, and auction rate securities. Our available-for-sale securities portfolio had a fair value of $44.8 million at June 30, 2008 ($39.7 million at December 31, 2007), and a total unrealized after-tax gain of $0.6 million at June 30, 2008 ($5.1 million at December 31, 2007). See Note 3 – Investments for additional information.

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review, on a quarterly basis, available-for-sale securities for other than temporary impairment by assessing such factors as share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairments on our available-for-sale securities for the quarter ended June 30, 2008.

Emerging Technology Portfolio. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investments in privately-held companies under the cost method because of our ownership percentage. The total carrying value of our emerging technology portfolio was $7.4 million at June 30, 2008 ($7.9 million at December 31, 2007). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. Due to the distribution of investments from matured venture capital funds, our basis in direct investments in privately-held companies included in the emerging technology portfolio was $1.2 million at June 30, 2008 ($1.2 million at December 31, 2007). No impairments were recorded in the quarter ended June 30, 2008. In 2007, we recorded $0.5 million ($0.3 million after tax) of impairments related to our venture capital funds whose future business prospects had significantly diminished. Developments at these companies indicated that future commercial viability was unlikely, as was new financing necessary to continue development.

ALLETE Second Quarter 2008 Form 10-Q

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

POWER MARKETING

Our power marketing activities consist of (1) purchasing energy in the wholesale market for resale in our regulated service territories when retail energy requirements exceed generation output and (2) selling excess available energy and purchased power.

From time to time, our utility operations may have excess energy that is temporarily not required by retail and municipal customers in our regulated service territory. We actively sell this energy to the wholesale market to optimize the value of our generating facilities. This energy is typically sold in the MISO market at market prices.

Approximately 200 MW of capacity and energy from our Taconite Harbor facility in northern Minnesota has been sold through various long-term capacity and energy contracts.  We have two sales contracts totaling 175 MW (201 MW including a 15 percent reserve), which were effective May 1, 2005, and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months notice are subject to an annual duration limitation typical of this type of contract.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2008, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. While we continue to enhance our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE Second Quarter 2008 Form 10-Q

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Shareholders on May 13, 2008.

(b)	Included in (c) below.

(c)
The election of directors and the ratification of the appointment of PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm for 2008, were voted on at the 2008 Annual Meeting of Shareholders.

The results were as follows:

Directors	Votes For	Withheld

Kathleen A. Brekken	25,789,279	440,619
Heidi J. Eddins	25,818,479	411,418
Sidney W. Emery, Jr.	25,763,512	466,385
James J. Hoolihan	25,642,406	587,491
Madeleine W. Ludlow	25,798,163	431,735
George L. Mayer	25,579,979	649,918
Douglas C. Neve	25,806,797	423,101
Jack I. Rajala	22,788,818	3,441,080
Donald J. Shippar	25,519,341	710,557
Bruce W. Stender	25,564,416	665,482

		Votes		Broker
	Votes For	Against	Abstentions	Nonvotes
Independent Registered
Public Accounting Firm

PricewaterhouseCoopers LLP	25,600,582	465,037	164,276	–

(d)	Not applicable.

ALLETE Second Quarter 2008 Form 10-Q

ITEM 5.  OTHER INFORMATION

Reference is made to our 2007 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2007 Form 10-K.

Ref. Page 13 – Energy-Regulated Utility, Federal Energy Regulatory Commission – First Paragraph

Ancillary Services Market (ASM). In February 2007, MISO filed revisions to its tariff aimed at establishing a market for energy and operating reserves. In February 2008, FERC issued its Order on Ancillary Services Filing. MISO intends to launch the ASM market on September 9, 2008. In May 2008, Minnesota Power and the other investor-owned utilities in Minnesota prepared a joint filing seeking MPUC approval for the authority to account for costs and revenues that have been instituted by the ASM market. Comments on the joint filing were received in early July 2008, and replies have been filed. The new ASM market is not expected to have a material impact on the Company.

Ref. Page 13 – Energy - Regulated Utility, Minnesota Public Utilities Commission – First Paragraph

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would generate approximately $45 million in additional revenue. On July 21, 2008, the MPUC issued an order authorizing interim rates effective August 1, 2008 Interim rates will result in an average increase of approximately 7.5 percent for retail customers subject to refund pending the final rate order. Incremental revenue in 2008 from the interim Minnesota retail rate increase is expected to be approximately $13 million. A prehearing conference is scheduled for August 12, 2008, to discuss scheduling for the remainder of the rate case. The final rate order is expected in the second quarter of 2009. We cannot predict the amount of any rate increase the MPUC may approve.

Ref. Page 13 – Energy-Regulated Utility, Minnesota Public Utilities Commission – Second Paragraph

Integrated Resource Plan. On October 31, 2007, we filed our IRP, a comprehensive estimate of future capacity needs within the Minnesota Power service territory. On July 25, 2008, we filed a request with the MPUC for approval to re-file our IRP by October 1, 2009, in order to incorporate the North Dakota wind project and otherwise update our load forecasting and modeling in the IRP.

ALLETE Second Quarter 2008 Form 10-Q

ITEM 5.  OTHER INFORMATION (Continued)

Ref. Page 14 – Energy-Regulated Utility, Public Service Commission of Wisconsin – First Paragraph

SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007. On May 14, 2008, SWL&P filed a rate increase request with the PSCW seeking an average increase of approximately 5 percent for retail customers. The rate filing seeks an overall return on equity of 11.5 percent, and a capital structure consisting of 57.1 percent equity and 42.9 percent debt. On an annualized basis, the requested rate increase would generate approximately $4 million in additional revenue. Evidentiary and public hearings are scheduled for October 2008. The Company anticipates new rates will take effect in January 2009. We cannot predict the amount of any rate increase the PSCW may approve.

Ref. Page 19 – Environmental Matters - Air – Second Paragraph

EPA Clean Air Interstate Rule. In March 2005, the EPA announced the Clean Air Interstate Rule (CAIR) that sought to reduce and permanently cap emissions of SO2, NOX and particulates in the eastern United States. The CAIR included Minnesota as one of the 28 states it considered as “significantly contributing” to air quality standards non-attainment in other downwind states. On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court) vacated the CAIR and remanded the rulemaking to the EPA for reconsideration while also granting the Minnesota Power petition that the EPA reconsider the inclusion of Minnesota as a CAIR state. Absent legal interventions that stay the Court decision, Minnesota and other states are no longer subject to CAIR requirements. It is uncertain how the EPA will respond.

If the EPA revises the CAIR, the EPA would need to specifically justify including Minnesota with those states subject to such revised rules. If the CAIR had gone into effect, we expect we would have been required to supplement planned emission control retrofits to address regional haze concerns by providing for CAIR related emission allowance purchases, supplemental emission reductions or a combination of both. We now expect that emission reduction measures taken with AREA and Boswell Unit 3 emission control retrofits will suffice to satisfy environmental requirements for the next several years. It is speculative to consider what the EPA may choose to do to address air quality nonattainment problems in states that are required to implement measures to improve their local air quality.

Ref. Page 20 – Employees – Third Paragraph

On May 14, 2008, the labor agreement between BNI Coal and the International Brotherhood of Electrical Workers (IBEW) local 1593 was signed for a three year period.

Ref. Page 21 – Executive Officers of the Registrant

Executive Officer	Initial Effective Date
Robert J. Adams, Age 45
Vice President – Business Development and Chief Risk Officer	May 13, 2008
Vice President – Utility Business Development	February 01, 2004

ALLETE Second Quarter 2008 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit
Number

4	Twenty-Eighth Supplemental Indenture, dated as of May 1, 2008, between ALLETE and The Bank of New York Mellon and Douglas J. MacInnes, as Trustees.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
ALLETE News Release dated August 1, 2008, announcing 2008 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

ALLETE Second Quarter 2008 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 1, 2008	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

August 1, 2008	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller

ALLETE Second Quarter 2008 Form 10-Q