Form 10-Q
period 2008-09-30
ALLETE INC
filed 2008-10-31
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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
31,630,343 shares outstanding
as of September 30, 2008

ALLETE Third Quarter 2008 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
AREA	Arrowhead Regional Emission Abatement
ATC	American Transmission Company LLC
BNI Coal	BNI Coal, Ltd.
BNSF	BNSF Railway Company
Boswell	Boswell Energy Center
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
DOC	Minnesota Department of Commerce
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
FPL Energy	FPL Energy, LLC
FSP	FASB Staff Position
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
Heating Degree Days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
kV	Kilovolt(s)
Laskin	Laskin Energy Center
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
OAG	Office of the Attorney General
OES	Minnesota Office of Energy Security
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center

ALLETE Third Quarter 2008 Form 10-Q

Definitions (Continued)
Abbreviation or Acronym	Term
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards No.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE Third Quarter 2008 Form 10-Q

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

•	the potential impacts of climate change and future regulation to restrict the emissions of GHG on our Regulated Utility operations;
•	effects of restructuring initiatives in the electric industry;
•	economic and geographic factors, including political and economic risks;
•	changes in and compliance with laws and policies;
•	weather conditions;
•	natural disasters and pandemic diseases;
•	war and acts of terrorism;
•	wholesale power market conditions;
•	population growth rates and demographic patterns;
•	effects of competition, including competition for retail and wholesale customers;
•	changes in the real estate market;
•	pricing and transportation of commodities;
•	changes in tax rates or policies or in rates of inflation;
•	unanticipated project delays or changes in project costs;
•	availability and management of construction materials and skilled construction labor for capital projects;
•	unanticipated changes in operating expenses, capital and land development expenditures;
•	global and domestic economic conditions to us or our customers;
•	our ability to access capital markets and bank financing;
•	changes in interest rates and the performance of the financial markets;
•	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and
•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements that affect the business and profitability of ALLETE.

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

ALLETE Third Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited
	September 30,	December 31,
	2008	2007

Assets
Current Assets
Cash and Cash Equivalents	$78.1	$23.3
Short-Term Investments	–	23.1
Accounts Receivable (Less Allowance of $1.0 at September 30, 2008
and $1.0 at December 31, 2007)	64.9	79.5
Inventories	59.9	49.5
Prepayments and Other	16.9	39.1
Total Current Assets	219.8	214.5
Property, Plant and Equipment - Net	1,292.4	1,104.5
Investments	213.3	213.8
Other Assets	122.1	111.4
Total Assets	$1,847.6	$1,644.2

Liabilities and Shareholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$58.5	$72.7
Accrued Taxes	16.4	14.8
Accrued Interest	8.9	7.8
Notes Payable	6.0	–
Long-Term Debt Due Within One Year	17.2	11.8
Deferred Profit on Sales of Real Estate	0.8	2.7
Other	28.0	27.3
Total Current Liabilities	135.8	137.1
Long-Term Debt	537.2	410.9
Deferred Income Taxes	165.8	144.2
Other Liabilities	199.5	200.1
Minority Interest	9.6	9.3
Total Liabilities	1,047.9	901.6

Commitments and Contingencies

Shareholders' Equity
Common Stock Without Par Value, 43.3 Shares Authorized, 31.6 and 30.8
Shares Outstanding	497.6	461.2
Unearned ESOP Shares	(58.5)	(64.5)
Accumulated Other Comprehensive Loss	(8.8)	(4.5)
Retained Earnings	369.4	350.4
Total Shareholders' Equity	799.7	742.6
Total Liabilities and Shareholders' Equity	$1,847.6	$1,644.2

The accompanying notes are an integral part of these statements.

ALLETE Third Quarter 2008 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Revenue	$201.7	$200.8	$604.9	$629.4

Operating Expenses
Fuel and Purchased Power	81.0	91.8	242.3	262.4
Operating and Maintenance	73.4	72.1	239.6	231.3
Depreciation	13.5	12.2	39.1	35.8
Total Operating Expenses	167.9	176.1	521.0	529.5

Operating Income	33.8	24.7	83.9	99.9

Other Income (Expense)
Interest Expense	(7.5)	(6.3)	(21.4)	(18.7)
Equity Earnings in ATC	4.2	3.2	11.2	9.3
Other	2.8	3.2	13.9	11.9
Total Other Income (Expense)	(0.5)	0.1	3.7	2.5

Income Before Minority Interest and Income Taxes	33.3	24.8	87.6	102.4
Income Tax Expense	8.4	8.1	28.3	35.4
Minority Interest	0.2	0.2	0.3	1.6
Net Income	$24.7	$16.5	$59.0	$65.4

Average Shares of Common Stock
Basic	29.1	28.5	28.9	28.2
Diluted	29.3	28.5	29.0	28.3

Basic and Diluted Earnings Per Share of Common Stock	$0.85	$0.58	$2.04	$2.31

Dividends Per Share of Common Stock	$0.43	$0.41	$1.29	$1.23

The accompanying notes are an integral part of these statements.

ALLETE Third Quarter 2008 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions - Unaudited
	Nine Months Ended
	September 30,
	2008	2007

Operating Activities
Net Income	$59.0	$65.4
Allowance for Funds Used During Construction	(2.6)	(2.2)
Income from Equity Investments, net of dividends	(2.4)	(1.9)
Gain on Sale of Assets	(4.7)	(2.1)
Gain on Sale of Available for Sale Securities	(6.5)	–
Depreciation Expense	39.1	35.8
Deferred Income Tax Expense	18.4	3.8
Minority Interest	0.3	1.6
Stock Compensation Expense	1.3	1.5
Bad Debt Expense	0.9	0.8
Changes in Operating Assets and Liabilities
Accounts Receivable	13.6	11.3
Inventories	(10.4)	(5.2)
Prepayments and Other	20.2	(1.6)
Accounts Payable	(13.0)	(6.1)
Other Current Liabilities	1.5	(14.5)
Other Assets	(10.7)	0.1
Other Liabilities	(3.3)	9.5
Cash from Operating Activities	100.7	96.2

Investing Activities
Proceeds from Sale of Available-For-Sale Securities	58.5	374.3
Payments for Purchase of Available-For-Sale Securities	(45.1)	(340.2)
Investment in ATC	(5.2)	(8.7)
Changes to Investments	5.3	(9.3)
Additions to Property, Plant and Equipment	(210.0)	(134.5)
Proceeds from Sale of Assets	20.3	1.4
Other	(4.1)	3.0
Cash for Investing Activities	(180.3)	(114.0)

Financing Activities
Issuance of Common Stock	35.2	19.9
Issuance of Debt	140.1	110.3
Payments of Long-Term Debt	(8.4)	(61.4)
Dividends on Common Stock	(38.5)	(34.4)
Changes in Notes Payable	6.0	–
Cash from Financing Activities	134.4	34.4

Change in Cash and Cash Equivalents	54.8	16.6
Cash and Cash Equivalents at Beginning of Period	23.3	44.8

Cash and Cash Equivalents at End of Period	$78.1	$61.4

The accompanying notes are an integral part of these statements.

ALLETE Third Quarter 2008 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 2007 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of ALLETE for the interim periods presented. Operating results for the periods ended September 30, 2008, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes included in our 2007 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

	September 30,	December 31,
Inventories	2008	2007
Millions

Fuel	$25.5	$22.1
Materials and Supplies	34.4	27.4

Total Inventories	$59.9	$49.5

Supplemental Statement of Cash Flows Information.

Consolidated Statement of Cash Flows Supplemental Disclosure For the Nine Months Ended September 30,	2008	2007
Millions

Cash Paid During the Period for
Interest – Net of Amounts Capitalized	$20.1	$21.9
Income Taxes	$4.9	$29.3
Noncash Investing Activities
Change in Accounts Payable for Capital Additions to Property Plant and Equipment	$(1.1)	$4.6

New Accounting Standards. SFAS 157. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in GAAP, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB issued FSP FAS 157-1, "Application of FAS 157 to FAS 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FAS 13", which excludes FAS 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, from the scope of FAS 157.

Also in February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement 157," which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

ALLETE Third Quarter 2008 Form 10-Q

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

In October 2008, the FASB issued FSP FAS 157-3. This FSP amends SFAS 157, “Fair Value Measurements,” to clarify various application issues with regard to the measurement principles of SFAS 157 when the market for financial assets is not active. This FSP became effective on October 10, 2008, and is applicable to prior periods for which financial statements have not yet been issued. The adoption of FSP FAS 157-3 is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

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

SFAS 160. In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. ALLETE Properties does have certain noncontrolling interests in consolidated subsidiaries. If SFAS 160 had been applied as of September 30, 2008, the $9.6 million reported as Minority Interest in the Liabilities section on our consolidated balance sheet would have been reported as $9.6 million of Noncontrolling Interest in Subsidiaries in the Equity section of our consolidated balance sheet. Effective January 1, 2009, SFAS 160 will impact the presentation of our consolidated balance sheet; however, we do not believe it will have a material impact on the consolidated financial position, results of operations, and cash flows of the Company.

ALLETE Third Quarter 2008 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – New Accounting Standards (Continued)

SFAS 161. In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133,” to enhance disclosures about an entity’s derivative and hedging activities and improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about (1) how and why derivatives instruments are used, (2) how derivative instruments are accounted for, and (3) how derivative instruments affect the entities financial position, financial performance and cash flows. These disclosures better convey the purpose of derivative use in terms of the risks that the entity is intending to manage by requiring fair value disclosures in a tabular format, providing more information about an entity’s liquidity and requiring cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We did not have any material derivative instruments at September 30, 2008. In the event we elect to enter into a material derivative instrument or hedging activity in the future, SFAS 161 will have an impact on our disclosure requirements.

NOTE 2.  BUSINESS SEGMENTS
		Energy
			Nonregulated
		Regulated	Energy	Investment	Real
	Consolidated	Utility	Operations	in ATC	Estate	Other
Millions

For the Quarter Ended September 30, 2008

Operating Revenue	$201.7	$179.1	$18.2	–	$4.3	$0.1
Fuel and Purchased Power	81.0	81.0	–	–	–	–
Operating and Maintenance	73.4	53.6	15.8	$ 0.1	3.8	0.1
Depreciation	13.5	12.4	1.1	–	–	–

Operating Income (Loss)	33.8	32.1	1.3	(0.1)	0.5	–
Interest Expense	(7.5)	(6.1)	(0.2)	–	(0.1)	(1.1)
Equity Earnings in ATC	4.2	–	–	4.2	–	–
Other Income	2.8	0.6	–	–	0.2	2.0

Income Before Minority Interest and Income Taxes	33.3	26.6	1.1	4.1	0.6	0.9
Income Tax Expense (Benefit)	8.4	9.9	0.2	1.6	0.2	(3.5)
Minority Interest	0.2	–	–	–	0.2	–
Net Income	$24.7	$16.7	$0.9	$2.5	$0.2	$4.4

For the Quarter Ended September 30, 2007

Operating Revenue	$200.8	$179.0	$16.9	–	$4.8	$0.1
Fuel and Purchased Power	91.8	91.8	–	–	–	–
Operating and Maintenance	72.1	52.6	15.4	–	3.9	0.2
Depreciation	12.2	11.0	1.1	–	0.1	–

Operating Income (Loss)	24.7	23.6	0.4	–	0.8	(0.1)
Interest Expense	(6.3)	(5.3)	(0.6)	–	(0.1)	(0.3)
Equity Earnings in ATC	3.2	–	–	$3.2	–	–
Other Income	3.2	1.0	0.5	–	0.5	1.2

Income Before Minority Interest and Income Taxes	24.8	19.3	0.3	3.2	1.2	0.8
Income Tax Expense (Benefit)	8.1	6.3	(0.3)	1.3	0.4	0.4
Minority Interest	0.2	–	–	–	0.2	–
Net Income	$16.5	$13.0	$0.6	$1.9	$0.6	$0.4

ALLETE Third Quarter 2008 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)
		Energy
			Nonregulated
		Regulated	Energy	Investment	Real
	Consolidated	Utility	Operations	in ATC	Estate	Other
Millions

For the Nine Months Ended September 30, 2008

Operating Revenue	$604.9	$535.9	$53.8	–	$14.9	$0.3
Fuel and Purchased Power	242.3	242.3	–	–	–	–
Operating and Maintenance	239.6	179.4	47.6	$0.3	11.2	1.1
Depreciation	39.1	35.6	3.4	–	–	0.1

Operating Income (Loss)	83.9	78.6	2.8	(0.3)	3.7	(0.9)
Interest Expense	(21.4)	(17.5)	(0.9)	–	(0.4)	(2.6)
Equity Earnings in ATC	11.2	–	–	11.2	–	–
Other Income	13.9	2.8	0.7	–	0.7	9.7

Income Before Minority Interest and Income Taxes	87.6	63.9	2.6	10.9	4.0	6.2
Income Tax Expense (Benefit)	28.3	23.9	0.3	4.4	1.5	(1.8)
Minority Interest	0.3	–	–	–	0.3	–
Net Income	$59.0	$40.0	$2.3	$6.5	$2.2	$8.0

At September 30, 2008

Total Assets	$1,847.6	$1,492.0	$87.1	$73.9	$81.8	$112.8
Property, Plant and Equipment – Net	$1,292.4	$1,239.3	$49.8	–	–	$3.3
Accumulated Depreciation	$854.2	$806.2	$46.2	–	–	$1.8
Capital Expenditures	$211.1	$207.3	$3.8	–	–	–

For the Nine Months Ended September 30, 2007

Operating Revenue	$629.4	$538.2	$49.9	–	$41.0	$0.3
Fuel and Purchased Power	262.4	262.4	–	–	–	–
Operating and Maintenance	231.3	170.7	44.7	–	15.1	0.8
Depreciation	35.8	32.3	3.3	–	0.1	0.1

Operating Income (Loss)	99.9	72.8	1.9	–	25.8	(0.6)
Interest Expense	(18.7)	(15.7)	(1.4)	–	(0.3)	(1.3)
Equity Earnings in ATC	9.3	–	–	$9.3	–	–
Other Income	11.9	2.4	3.2	–	1.0	5.3

Income Before Minority Interest and Income Taxes	102.4	59.5	3.7	9.3	26.5	3.4
Income Tax Expense	35.4	21.6	0.3	3.7	9.7	0.1
Minority Interest	1.6	–	–	–	1.6	–
Net Income	$65.4	$37.9	$3.4	$5.6	$15.2	$3.3

At September 30, 2007

Total Assets	$1,646.5	$1,264.5	$78.9	$65.0	$86.7	$151.4
Property, Plant and Equipment – Net	$1,033.8	$983.1	$47.3	–	–	$3.4
Accumulated Depreciation	$843.2	$799.3	$42.1	–	–	$1.8
Capital Expenditures	$141.3	$140.2	$1.1	–	–	–

ALLETE Third Quarter 2008 Form 10-Q

NOTE 3.  INVESTMENTS

Investments. At September 30, 2008, our long-term investment portfolio included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, our investment in ATC, our emerging technology portfolio and auction rate securities.

	September 30,	December 31,
Investments	2008	2007
Millions
Real Estate Assets	$81.8	$91.3
Debt and Equity Securities (a)	42.9	39.7
Investment in ATC	73.9	65.7
Emerging Technology Portfolio	7.5	7.9
Other	7.2	9.2
Total Investments	$213.3	$213.8

(a) See Note 12 – Recurring Fair Value Measures for information on fair values relating to investments in debt and equity securities.

	September 30,	December 31,
Real Estate Assets	2008	2007
Millions

Land Held for Sale Beginning Balance	$62.6	$58.0
Additions during period: Capitalized Improvements	6.8	12.8
Purchases	–	–
Deductions during period: Cost of Real Estate Sold	(1.6)	(8.2)

Land Held for Sale Ending Balance	67.8	62.6
Long-Term Finance Receivables	13.9	15.3
Other (a)	0.1	13.4

Total Real Estate Assets	$81.8	$91.3

(a) Consisted primarily of a shopping center that was sold on May 1, 2008. The pre-tax gain of $4.5 million resulting from this sale is included in operating revenue on the Consolidated Statement of Income.

Finance Receivables. Finance receivables, which are fully collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.1 million at September 30, 2008 ($0.2 million at December 31, 2007). The majority are receivables having maturities up to five years.

Investment in ATC. Our Wisconsin subsidiary, Rainy River Energy Corporation - Wisconsin, has a 7.8 percent ownership interest in ATC, a Wisconsin-based public utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of encouraging the independent operation and ownership of, and investment in, transmission facilities. We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, “Accounting for Investments in Limited Liability Companies.” On October 31, 2008, we invested an additional $2.3 million in ATC.

ALLETE's Interest in ATC
As of September 30, 2008
Millions

Equity Investment Balance at December 31, 2007	$65.7
2008 Cash Investments	5.2
Equity in ATC Earnings	11.2
Distributed ATC Earnings	(8.2)
Equity Investment Balance at September 30, 2008	$73.9

ALLETE Third Quarter 2008 Form 10-Q

NOTE 3.  INVESTMENTS (Continued)

Auction Rate Securities. As of September 30, 2008, we held $19.4 million of investments ($23.1 million at December 31, 2007) consisting of three auction rate municipal bonds (auction rate securities) with stated maturity dates ranging between 16 and 28 years. These auction rate securities (ARS) consist of guaranteed student loans insured or reinsured by the federal government. These ARS were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors could either buy or sell securities. The auctions have been unable to sustain themselves during 2008 due to the overall lack of credit market liquidity and we have been unable to liquidate our ARS. We have classified the ARS as long-term and have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. In the meantime, these securities will pay a default rate which is typically above market interest rates.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include the following: estimated interest rates, estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), amount of cash flows, and expected holding periods of the ARS. These inputs reflect the Company’s judgments about assumptions that market participants would use in pricing ARS including assumptions about risk. As of September 30, 2008, the Company determined there was no decline in the fair value of its ARS investments.

Based upon the results of the discounted cash flow model and the fact that these ARS consist of guaranteed student loans insured or reinsured by the federal government no other than temporary impairment loss has been reported.

NOTE 4.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. On May 16, 2008, Florida Landmark Communities, Inc., a wholly owned subsidiary of Lehigh Acquisition Corporation, renewed and extended a revolving development loan with RBC Bank (successor by merger to CypressCoquina Bank) for $8.5 million. As of September 30, 2008, $7.9 million was drawn on the line of credit leaving $0.6 million available for use. In October 2008, the revolving development loan was amended and restated as a $10.0 million term loan and ALLETE Properties through its subsidiaries entered into an additional $3.0 million revolving development loan with Intracoastal Bank.

On May 21, 2008, BNI Coal, a wholly owned subsidiary of ALLETE, entered into a $6.0 million Promissory Note and Supplement (Line of Credit) with CoBANK, ACB. The Line of Credit has a variable interest rate with the option to fix the rate based on LIBOR plus a certain spread. The term of the Line of Credit is 12 months, with the option to renew annually. The Line of Credit is being used for general corporate purposes. As of September 30, 2008, the full amount of $6.0 million was drawn on the Line of Credit.

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

ALLETE Third Quarter 2008 Form 10-Q

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

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would generate approximately $45 million in additional revenue. Subsequent to the May filing, adjustments have been made and Minnesota Power is now seeking an average rate increase of 8.75 percent, which would generate approximately $41 million in additional revenue on an annualized basis. Interim rates were effective on August 1, 2008, and will result in an average increase of approximately 7.5 percent or approximately $36 million for retail customers subject to refund pending the final rate order. Incremental revenue in 2008 from the interim Minnesota retail rate increase is expected to be approximately $13 million. The rate case schedule was approved at an August 2008 prehearing conference, and all scheduled public hearings were held in September and October 2008. Evidentiary hearings are scheduled for November 2008. The final rate order is expected in the second quarter of 2009. We cannot predict the amount of any rate increase the MPUC may approve.

SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007. On May 14, 2008, SWL&P filed a rate increase request with the PSCW seeking an average increase of approximately 5 percent for retail customers. The rate filing seeks an overall return on equity of 11.5 percent, and a capital structure consisting of 57.1 percent equity and 42.9 percent debt. On an annualized basis, the requested rate increase would generate approximately $4 million in additional revenue. Evidentiary and public hearings were held October 7, 2008. The Company anticipates new rates will take effect in January 2009. We cannot predict the amount of any rate increase the PSCW may approve.

NOTE 6.  OTHER INCOME (EXPENSE) – OTHER

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Millions

Loss on Emerging Technology Investments	$(0.1)	$(0.2)	$(0.6)	$(1.0)
AFUDC – Equity	0.5	1.0	2.6	2.2
Investment and Other Income	2.4	2.4	11.9	10.7

Total Other Income	$2.8	$3.2	$13.9	$11.9

ALLETE Third Quarter 2008 Form 10-Q

NOTE 7.  INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Millions

Current Tax Expense
Federal (a)	$2.2	$2.5	$10.2	$24.5
State (b)	(3.1)	0.7	(0.3)	7.1
	(0.9)	3.2	9.9	31.6

Deferred Tax Expense (Benefit)
Federal (a)	6.9	3.5	15.0	2.2
State	2.6	1.7	4.1	2.4
	9.5	5.2	19.1	4.6

Deferred Tax Credits	(0.2)	(0.3)	(0.7)	(0.8)
Total Income Tax Expense	$8.4	$8.1	$28.3	$35.4

(a)	Federal current tax expense is lower and federal deferred tax expense is higher than previous year due to lower pre-tax income and bonus depreciation provisions in the Economic Stimulus Act of 2008.
(b)	State current tax expense includes a benefit for the recognition of the Kendall County loss for state purposes. The Federal tax benefit had been recognized previously.

For the nine months ended September 30, 2008, the effective tax rate on income before minority interest and income taxes was 32.3 percent (34.6 percent for the nine months ended September 30, 2007). The 2008 effective rate was impacted by two non-recurring items; the recognition of a benefit on a previously uncertain tax position for $1.7 million due to the closing of a tax year, and the reversal of a state valuation allowance for $2.4 million due to the completion of an Internal Revenue Service (IRS) review. The effective tax rate of 32.3 percent deviated from the statutory rate of approximately 40 percent due to the previous two items stated and deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits and wind production tax credits.

Uncertain Tax Positions. Effective January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” Due to the closing of a tax year in the period ended September 30, 2008, $1.7 million of previously unrecognized tax benefits were recognized. As of September 30, 2008 we had gross unrecognized tax benefits of $6.2 million ($5.3 million as of December 31, 2007). Of that total, $1.5 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.

We do not anticipate that the total unrecognized tax benefits will change significantly within the next 12 months.

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income were as follows:

Other Comprehensive Income (Loss)	Quarter Ended		Nine Months Ended
Net of Tax	September 30,		September 30,
	2008	2007	2008	2007
Millions
Net Income	$24.7	$16.5	$59.0	$65.4
Other Comprehensive Income
Unrealized Gain (Loss) on Securities	(1.3)	(0.6)	(2.0)	0.4
Reclassification Adjustment for Gains Included in Income	–	–	(3.8)	–
Defined Benefit Pension and Other Postretirement Plans	0.2	0.4	1.5	0.9
Total Other Comprehensive Income (Loss)	(1.1)	(0.2)	(4.3)	1.3
Total Comprehensive Income	$23.7	$16.3	$54.7	$66.7

ALLETE Third Quarter 2008 Form 10-Q

NOTE 9.  EARNINGS PER SHARE

The difference between basic and diluted earnings per share arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, “Earnings Per Share,” for the quarter and nine months ended September 30, 2008, 0.2 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would have been anti-dilutive. For the quarter and nine months ended September 30, 2007, 0.1 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2008			2007
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts

For the Quarter Ended September 30,

Net Income	$24.7	–	$24.7	$16.5	–	$16.5
Common Shares	29.1	0.2	29.3	28.5	–	28.5
Earnings Per Share	$0.85	–	$0.85	$0.58	–	$0.58

For the Nine Months Ended September 30,

Net Income	$59.0	–	$59.0	$65.4	–	$65.4
Common Shares	28.9	0.1	29.0	28.2	0.1	28.3
Earnings Per Share	$2.04	–	$2.04	$2.31	–	$2.31

NOTE 10.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

			Postretirement
	Pension		Health and Life
Components of Net Periodic Benefit Expense	2008	2007	2008	2007
Millions

For the Quarter Ended September 30,

Service Cost	$1.5	$1.3	$1.0	$1.2
Interest Cost	6.3	5.7	2.4	2.1
Expected Return on Plan Assets	(8.1)	(7.7)	(1.8)	(1.6)
Amortization of Prior Service Costs	0.2	0.2	–	–
Amortization of Net Loss	0.4	0.8	0.4	0.4
Amortization of Transition Obligation	–	–	0.6	0.6

Net Periodic Benefit Expense	$0.3	$0.3	$2.6	$2.7

For the Nine Months Ended September 30,

Service Cost	$4.4	$3.9	$3.0	$3.1
Interest Cost	18.9	17.1	7.2	5.8
Expected Return on Plan Assets	(24.3)	(23.0)	(5.4)	(4.8)
Amortization of Prior Service Costs	0.5	0.5	–	–
Amortization of Net Loss	1.2	2.4	1.2	0.7
Amortization of Transition Obligation	–	–	1.8	1.8

Net Periodic Benefit Expense	$0.7	$0.9	$7.8	$6.6

ALLETE Third Quarter 2008 Form 10-Q

NOTE 10.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Employer Contributions. As of September 30, 2008, we have contributed $10.9 million to our pension plan and $13.4 million to our postretirement health and life plan. We do not anticipate making additional contributions to either plan in 2008.

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

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Off-Balance Sheet Arrangements. Square Butte Power Purchase Agreement (Agreement). Minnesota Power has a power purchase agreement with Square Butte that extends through 2026. The Agreement provides a long-term supply of low-cost energy to customers in our electric service territory and helps Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota Power serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is entitled to 55 percent of the Unit’s output beginning January 1, 2008, and 50 percent on January 1, 2009 and thereafter. Minnkota Power has no option to reduce Minnesota Power’s entitlement below 50 percent.

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to the Unit’s output. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. At September 30, 2008, Square Butte had total debt outstanding of $315.6 million. Total annual debt service for Square Butte is expected to be approximately $29 million in each of the years 2008 through 2012. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

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

ALLETE Third Quarter 2008 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Coal, Rail and Shipping Contracts. We have three coal supply agreements with various expiration dates ranging from December 2009 to December 2011. We also have rail and shipping agreements for the transportation of all of our coal, with various expiration dates ranging from December 2008 to December 2011. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $45.0 million in 2008, $14.9 million in 2009, $9.5 million in 2010, $5.4 million in 2011 and no specific commitments beyond 2011. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

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

Emerging Technology Portfolio. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology venture capital funds. The total future commitment was $0.7 million at September 30, 2008, ($1.0 million at December 31, 2007). We do not have plans to make any additional investments beyond this commitment.

Settlement. Two of our subsidiaries, which were involved in our discontinued water operations, were named in a claim brought by Capital Resources and Properties, Inc. (CRP). CRP sold certain wastewater treatment assets to Georgia Water in 2001. The purchase agreement called for the payment of $2.0 million upon the satisfaction of specific contingencies. CRP alleged that Georgia Water and ALLETE Water Services were obligated to pay the contractual amount plus interest and attorney fees pursuant to the purchase agreement, and that the contingencies were satisfied in 2005 or were waived, or were otherwise due and owing. In June 2008, we settled the claim brought by CRP for $1.2 million which approximates our reserve established in prior periods.

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

ALLETE Third Quarter 2008 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Environmental Matters (Continued)

SWL&P Manufactured Gas Plant. In May 2001, SWL&P received notice from the WDNR that the City of Superior had found soil contamination on property adjoining a former Manufactured Gas Plant (MGP) site owned and operated by SWL&P from 1889 to 1904. A report submitted in 2003 identified some MGP-like chemicals that were found in the soil near the former plant site. The final Phase II report was issued in June 2007 and sent to the WDNR along with the Risk Assessment for review. A remediation plan was developed during the fourth quarter of 2007 and sent to the WDNR in March 2008. Cost estimates and bids for the first phase of the remediation are being prepared. The first phase will include the removal of approximately 2,000 cubic yards of soil that will be shipped to a certified landfill. Although it is not possible to quantify the potential clean-up cost until the investigation is completed, a $0.5 million liability was recorded in December 2003 to address the known areas of contamination. The Company has recorded a corresponding dollar amount as a regulatory asset to offset this liability. The PSCW approved the collection through rates of $0.3 million of site investigation costs that had been incurred through 2005. ALLETE maintains pollution liability insurance coverage that includes coverage for SWL&P. A claim has been filed with respect to this matter. The insurance carrier has issued a reservation of rights letter and the Company continues to work with the insurer to determine the availability of insurance coverage.

EPA Clean Air Interstate Rule. In March 2005, the EPA announced the Clean Air Interstate Rule (CAIR) that sought to reduce and permanently cap emissions of SO2, NOX and particulates in the eastern United States. The CAIR included Minnesota as one of the 28 states it considered as “significantly contributing” to air quality standards non-attainment in other downwind states. On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court) vacated the CAIR and remanded the rulemaking to the EPA for reconsideration while also granting the Minnesota Power petition that the EPA reconsider including Minnesota as a CAIR state. The EPA and several other parties have petitioned the Court to reconsider its decision. It is uncertain how the Court will respond.

If the EPA revises the CAIR, the EPA would need to specifically justify including Minnesota with those states subject to such revised rules. If the CAIR becomes effective, we expect to be required to supplement planned emission control retrofits to address regional haze concerns by making emission allowance purchases, supplemental emission reductions or a combination of both. If the CAIR does not go into effect, we expect that emission reduction measures taken with AREA and Boswell Unit 3 emission control retrofits will be sufficient to satisfy environmental requirements for the next several years.

EPA Clean Air Mercury Rule. In March 2005, the EPA also announced the Clean Air Mercury Rule (CAMR) that would have reduced and permanently capped emissions of electric utility mercury emissions in the continental United States. In February 2008, the Court overturned the CAMR and remanded the rulemaking to the EPA for reconsideration. In October 2008, the Department of Justice (DOJ), on behalf of the EPA, petitioned the Supreme Court to review the Court’s decision in the CAMR case. It is uncertain how the Supreme Court will respond. Cost estimates for complying with future mercury regulations under the Clean Air Act are therefore premature at this time.

Real Estate. As of September 30, 2008, ALLETE Properties, through its subsidiaries, had surety bonds outstanding of $21.1 million ($35.9 million at December 31, 2007) primarily related to performance and maintenance obligations to governmental entities to construct improvements in ALLETE Properties’ various projects. The remaining work to be completed on these improvements is estimated to be approximately $12.9 million ($6.4 million at December 31, 2007) and ALLETE Properties does not believe it is likely that any of these outstanding bonds will be drawn upon.

ALLETE Third Quarter 2008 Form 10-Q

NOTE 11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Community Development District Obligations. Town Center. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005, which are payable through property tax assessments on the landowners over 31 years (by May 1, 2036). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of a portion of the major infrastructure improvements at Town Center. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Town Center District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Town Center District benefiting from the improvements. The assessments were billed to Town Center landowners effective in November 2006. To the extent that we still own land at the time of an assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2008, we owned approximately 69 percent of the assessable land in the Town Center District (approximately 69 percent at December 31, 2007). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under EITF 91-10, these bonds are not reflected as debt on our consolidated balance sheet.

Palm Coast Park. In May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006, which are payable through property tax assessments on the landowners over 31 years (by May 1, 2037). The bond proceeds (less capitalized interest, a debt service reserve fund and cost of issuance) were used to pay for the construction of the major infrastructure improvements at Palm Coast Park and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by the Palm Coast Park District. The assessments represent an allocation of the costs of the improvements, including bond financing costs, to the lands within the Palm Coast Park District benefiting from the improvements. The assessments were billed to Palm Coast Park landowners effective in November 2007. To the extent that we still own land at the time of an assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2008, we owned approximately 86 percent of the assessable land in the Palm Coast Park District (approximately 86 percent at December 31, 2007). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under EITF 91-10, these bonds are not reflected as debt on our consolidated balance sheet.

Other. We are involved in litigation arising in the normal course of business. Also, in the normal course of business, we are involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base and cost of service issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to materially change our present liquidity position, or have a material adverse effect on our financial condition.

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

ALLETE Third Quarter 2008 Form 10-Q

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, management performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. Instruments in this category include auction rate securities consisting of guaranteed student loans classified as Level 3 investments as of September 30, 2008. The Company also holds certain financial transmission rights (FTRs) related to our participation in MISO. These FTRs are accounted for as derivatives. While our valuation of these FTRs is based on Level 3 inputs, the fair value of our FTRs at September 30, 2008, is immaterial, and as a result we have not presented them in the tables below.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3		Total
Millions
Assets:
Mutual Funds	$19.8	–	–		$19.8
Bonds	–	$3.7	–		3.7
Auction Rate Securities	–	–	$19.4	(a)	19.4
Total Assets	$19.8	$3.7	$19.4		$42.9

Liabilities:
Deferred compensation obligation	–	$7.6	–		$7.6
Total Liabilities	–	$7.6	–		$7.6
Total Net Assets (Liabilities)	$19.8	$(3.9)	$19.4		$35.3

(a)	See Note 3 – Investments for additional information.

Recurring Fair Value Measures For The Nine Months Ended September 30, 2008	Auction Rate
Activity in Level 3	Securities
Millions
Balance as of January 1, 2008	–
Purchases, sales, issuances and settlements, net (a)	$(5.8)
Level 3 transfers in	25.2
Balance as of September 30, 2008	$19.4

(a)	Primarily due to a $5.2 million transfer of auction rate securities to our Voluntary Employee Benefit Association trust used to fund postretirement health and life benefits.

ALLETE Third Quarter 2008 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2008, unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE Third Quarter 2008 Form 10-Q

OVERVIEW (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Kilowatt-hours Sold	2008	2007	2008	2007
Millions

Regulated Utility
Retail and Municipals
Residential	252.1	258.8	853.9	832.1
Commercial	360.5	360.5	1,027.7	1,033.6
Municipals	243.0	255.7	742.5	751.3
Industrial	1,854.1	1,775.8	5,466.2	5,215.2
Other	20.5	21.5	62.0	62.8
Total Retail and Municipals	2,730.2	2,672.3	8,152.3	7,895.0

Other Power Suppliers	464.8	571.9	1,244.0	1,608.8
Total Regulated Utility	3,195.0	3,244.2	9,396.3	9,503.8

Nonregulated Energy Operations	60.6	60.7	168.9	184.2

Total Kilowatt-hours Sold	3,255.6	3,304.9	9,565.2	9,688.0

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
Real Estate	2008		2007		2008		2007
Revenue and Sales Activity (a)	Qty	Amount	Qty	Amount	Qty	Amount	Qty	Amount
Dollars in Millions

Town Center Sales
Non-residential Sq. Ft.	–	–	50,000	$1.8	–	–	474,476	$14.5
Residential Units	–	–	–	–	–	–	130	1.6

Palm Coast Park
Non-residential Sq. Ft.	–	–	–	–	–	–	40,000	2.0
Residential Units	–	–	–	–	–	–	406	11.1

Other Land Sales
Acres (b)	1	$0.7	83	$3.0	52	$4.6	450	$8.9

Contract Sales Price (c)		0.7		4.8		4.6		38.1

Revenue Recognized from Previously Deferred Sales		2.6		0.1		2.6		2.4

Deferred Revenue		–		(1.1)		–		(4.2)

Revenue from Land Sales		3.3		3.8		7.2		36.3

Other Revenue (d)		1.0		1.0		7.7		4.7

		$4.3		$4.8		$14.9		$41.0
(a)      Quantity amounts are approximate until final build-out.
(b)      Acreage amounts are shown on a gross basis, including wetlands and minority interest.
(c)      Reflected total contract sales price on closed land transactions.
(d)      Other Revenue includes traffic impact fees, forfeited deposits, investment income and the sale of a shopping center.

ALLETE Third Quarter 2008 Form 10-Q

OVERVIEW (Continued)

Financial Overview

(See Note 2 – Business Segments for financial results by segment.)

The following net income discussion summarizes, by segment, a comparison of the nine months ended September 30, 2008, to the nine months ended September 30, 2007.

Regulated Utility contributed income of $40.0 million in 2008 ($37.9 million in 2007). The increase in earnings is primarily the result of higher rates. Higher rates resulted from a March 1, 2008 increase in FERC approved wholesale rates, an August 1, 2008 interim rate increase for retail customers in Minnesota, and current cost recovery on our environmental retrofit projects. Rate increases were partially offset by the expiration of sales contracts to Other Power Suppliers, and higher operations and maintenance expense, depreciation expense and interest expense.

Nonregulated Energy Operations contributed income of $2.3 million in 2008 ($3.4 million in 2007). The decrease is primarily due to higher gains from land sales in Minnesota during 2007.

Investment in ATC contributed income of $6.5 million in 2008 ($5.6 million in 2007).

Real Estate contributed income of $2.2 million in 2008 ($15.2 million in 2007). Income was lower in 2008 due to the continued weak real estate market.

Other contributed income of $8.0 million in 2008 ($3.3 million in 2007). The increase is primarily due to a $3.8 million after-tax gain realized from the sale of certain available for sale securities in the first quarter of 2008, tax benefits, and the related interest recognized in the third quarter 2008. The gain on the sale of certain available for sale securities was triggered when securities were sold to reallocate investments to meet defined investment allocations based upon an approved investment strategy.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

(See Note 2 – Business Segments for financial results by segment.)

Regulated Utility

Operating revenue increased slightly from 2007 primarily as a result of higher rates and kilowatt-hour sales to retail and municipal customers. The increase was mostly offset by decreased fuel clause recoveries and the expiration of sales contracts to Other Power Suppliers.

Higher rates resulted from the August 1, 2008 interim rate increase subject to refund for retail customers in Minnesota of $7.1 million, current cost recovery on our environmental retrofit projects of $2.7 million, and the March 1, 2008 increase in FERC approved wholesale rates of $1.5 million.

Fuel clause recoveries decreased $27.5 million in 2008 primarily as a result of decreased purchased power expenses reflecting higher Company hydro and wind generation, and additional generation from Square Butte (see Fuel and Purchased Power Expense discussion below).

Revenue from sales to Other Power Suppliers decreased $3.7 million from 2007 due to the expiration of sales contracts.

Kilowatt-hour sales to our retail and municipal customers increased 2 percent from 2007, primarily due to a 4 percent increase in industrial load. The increase in industrial sales in 2008 primarily reflects increased sales to one taconite customer that was partially idled in 2007. Total regulated utility kilowatt-hour sales were down 2 percent as the expiration of sales contracts to Other Power Suppliers more than offset the increased retail and municipal sales.

Revenue from electric sales to taconite customers accounted for 28 percent of consolidated operating revenue in 2008 (26 percent in 2007). Revenue from electric sales to paper and pulp mills accounted for 10 percent of consolidated operating revenue in 2008 and 2007. Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue in 2008 and 2007.

ALLETE Third Quarter 2008 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

Operating expenses decreased $8.4 million from 2007.

Fuel and Purchased Power Expense decreased $10.8 million, or 12 percent, from 2007, primarily due to a decrease in purchase power expense reflecting higher generation and fewer scheduled outages.

Operating and Maintenance Expense increased $1.0 million, or 2 percent, from 2007 due to higher gas prices and higher salaries and wages, reflecting inflationary increases.

Depreciation Expense increased $1.4 million from 2007 reflecting higher property, plant and equipment balances as a result of increased property placed in service due to the Company’s construction activity.

Interest Expense increased $0.8 million, or 15 percent, from 2007 primarily due to higher long term debt balances as a result of increased construction activity.

Nonregulated Energy Operations

Operating revenue increased $1.3 million, or 8 percent, from 2007 primarily due to higher coal sales at BNI Coal.

Operating expenses increased $0.4 million, or 2 percent, from 2007 primarily due to higher fuel expense and dragline repairs at BNI Coal.

Investment in ATC

Equity Earnings increased $1.0 million, or 31 percent, from 2007 resulting from our pro-rata share of ATC’s earnings on an increased investment balance as discussed in Note 3.

Real Estate

Operating revenue decreased $0.5 million from 2007. Revenue from land sales was $3.3 million in 2008 and included $2.6 million in previously deferred revenue. In 2007, revenue from land sales was $3.8 million, which included $0.1 million in previously deferred revenue. There were no sales at Town Center or Palm Coast Park for the quarter ended September 30, 2008. For the quarter ended September 30, 2007, 50,000 non-residential square feet were sold at Town Center.

Operating expenses decreased $0.2 million, or 5 percent, from 2007 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

Other

Other income increased $0.8 million from 2007 primarily due to interest income related to tax benefits recognized in the third quarter of 2008 partially offset by lower earnings on cash and short-term investments.

Income Taxes

For the quarter ended September 30, 2008, the effective tax rate on income before minority interest and income taxes was 25.2 percent (32.7 percent for the quarter ended September 30, 2007). The effective rate was lower in 2008 due to the recognition of a non-recurring benefit on a previously uncertain tax position for $1.7 million due to the closing of a tax year and the reversal of a state valuation allowance for $2.4 million due to the completion of an IRS review. The effective tax rate of 25.2 percent for the quarter ended September 30, 2008, deviated from the statutory rate (approximately 40 percent) primarily due to the two tax benefit items previously discussed as well as deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits and wind production tax credits.

ALLETE Third Quarter 2008 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Regulated Utility

Operating revenue decreased $2.3 million from 2007 primarily as a result of decreased fuel clause recoveries and the expiration of sales contracts to Other Power Suppliers. The decrease was offset by higher rates, increased gas sales, and kilowatt-hour sales to retail and municipal customers.

Higher rates resulted from current cost recovery on our environmental retrofit projects of $12.8 million, the August 1, 2008 interim rate increase subject to refund for retail customers in Minnesota of $7.1 million, and the March 1, 2008 increase in FERC approved wholesale rates of $3.9 million.

Fuel clause recoveries decreased $42.6 million in 2008 primarily as a result of decreased purchased power expenses reflecting higher Company steam, hydro and wind generation and additional generation from Square Butte (see Fuel and Purchased Power Expense discussion below).

Revenue from sales to Other Power Suppliers decreased $17.1 million from 2007 due to the expiration of sales contracts.

Kilowatt-hour sales to our retail and municipal customers increased 3 percent from 2007, primarily due to a 5 percent increase in industrial sales. The increase in industrial sales in 2008 primarily reflects increased sales to one taconite customer that was partially idled in 2007 and another customer that was shutdown due to weather related issues in 2007. Total regulated utility kilowatt-hour sales are down 1 percent as the expiration of sales contracts to Other Power Supplier more than offset the increased retail and municipal sales.

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

Operating expenses decreased $8.1 million from 2007.

Fuel and Purchased Power Expense decreased $20.1 million, or 8 percent, from 2007, primarily due to a decrease in purchase power expense. In 2007, scheduled and unscheduled outages drove the higher purchased power.

Operating and Maintenance Expense increased $8.7 million, or 5 percent, over 2007 primarily due to increased gas purchases reflecting a colder 2008, transmission expense, and higher salaries and wages relating to annual inflationary increases.

Depreciation Expense increased $3.3 million from 2007 reflecting higher property, plant, and equipment balances as a result of increased property placed in service due to the Company’s construction activity.

Interest Expense increased $1.8 million, or 11 percent, from 2007 primarily due to higher long term debt balances from increased construction activity.

Other income increased $0.4 million from 2007 due to higher earnings from the capitalization of AFUDC-Equity reflecting increased construction activity.

Nonregulated Energy Operations

Operating revenue increased $3.9 million, or 8 percent, from 2007, primarily due to higher coal sales and prices at BNI Coal.

Operating expenses increased $3.0 million, or 6 percent, from 2007 primarily due to higher fuel expense and dragline repairs at BNI Coal.

ALLETE Third Quarter 2008 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

Nonregulated Energy Operations (Continued)

Other income decreased $2.5 million from 2007 due to higher gains from land sales in Minnesota during 2007.

Investment in ATC

Equity Earnings increased $1.9 million, or 20 percent, from 2007 resulting from our pro-rata share of ATC’s earnings on an increased investment balance as discussed in Note 3.

Real Estate

Operating revenue decreased $26.1 million from 2007. Revenue from land sales was $7.2 million in 2008 and included $2.6 million in previously deferred revenue. In 2007, revenue from land sales was $36.3 million, which included $2.4 million in previously deferred revenue and reflected two large sales that closed during the second quarter of 2007. Operating revenue in 2008 also included the pre-tax gain of $4.5 million resulting from the sale of the retail shopping center in Winter Haven, Florida on May 1, 2008.

There were no sales at Town Center or Palm Coast Park for the nine months ended September 30, 2008. Through September 30, 2007, 474,476 non-residential square feet were sold at Town Center and 40,000 non-residential square feet were sold at Palm Coast Park. Also in 2007, Town Center sold 130 residential units and Palm Coast Park sold 406 residential units. For the nine months ended September 30, 2008, 52 acres of Other Land was sold (450 acres in 2007).

Operating expenses decreased $4.0 million, or 26 percent, from 2007 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

Other

Operating expenses increased $0.3 million from 2007 as a result of additional expense related to our Georgia Water dispute as discussed in Note 11.

Other income increased $4.4 million from 2007 primarily due to a $3.8 million after-tax gain realized from the sale of certain available for sale securities in the first quarter of 2008 and interest income related to tax benefits recognized in the third quarter of 2008. The gain was triggered when securities were sold to reallocate investments to meet defined investment allocations based upon an approved investment strategy. The increase was partially offset by lower earnings on cash and short-term investments reflecting lower average cash balances, lower average interest rates, and the 2007 release from a loan guarantee for Northwest Airlines Corporation of $1.0 million.

Income Taxes

For the nine months ended September 30, 2008, the effective tax rate on income before minority interest and income taxes was 32.3 percent (34.6 percent for nine months ended September 30, 2007). The effective rate was lower in 2008 due to the recognition of a non-recurring benefit on a previously uncertain tax position for $1.7 million due to the closing of a tax year and the reversal of a state valuation allowance for $2.4 million due to the completion of an IRS review. The effective tax rate of 32.3 percent for the nine months ended September 30, 2008, deviated from the statutory rate (approximately 40 percent) primarily due to the two tax benefit items previously discussed as well as deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits and wind production tax credits. We expect that the effective tax rate on income before minority interest and income taxes to be approximately 34 percent for 2008.

ALLETE Third Quarter 2008 Form 10-Q

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

Minnesota Power expects significant rate base growth over the next several years as it makes capital expenditures to comply with renewable energy requirements and environmental mandates. In addition, significant investment will be made in our existing low-cost generation fleet to provide for continued future operations as we continue to believe ownership of low-cost generation is a competitive advantage. Minnesota Power will also look for transmission opportunities which strengthen and enhance the regional transmission grid and take advantage of our geographic location between sources of renewable energy and growing energy markets. Our capital investments will be recovered through a combination of current cost recovery riders and anticipated increased base electric rates. We may experience kilowatt-hour growth due to the potential for up to 400 MW of additional growth from several new industrial customers planning projects in our service territory.

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

On May 13, 2008, we announced plans to develop several hundred megawatts of wind energy in North Dakota and purchase an existing 250 kV DC transmission line to transport this wind energy to customers while gradually reducing the supply of energy currently delivered to our system on this same transmission line from Square Butte’s coal-fired Milton R. Young Unit 2. The North Dakota wind project is expected to complete the mandated 2025 renewable energy supply requirements for our retail load. In September 2008, we signed an agreement to purchase the transmission line from Square Butte Electric Cooperative for approximately $80 million. The transaction is subject to regulatory approvals and is anticipated to close in 2009.

ALLETE Third Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Energy (Continued)

Integrated Resource Plan (IRP). On October 31, 2007, we filed our IRP, a comprehensive estimate of future capacity needs within the Minnesota Power service territory. On July 25, 2008, we filed a request with the MPUC for approval to re-file our IRP by October 1, 2009, in order to incorporate the North Dakota wind project and otherwise update our load forecasting and modeling in the IRP. In October 2008, the MPUC issued an order approving the request to re-file the IRP by October 1, 2009.

Climate Change. A key component of our energy strategy is a goal to reduce overall GHG emissions. While there continues to be debate about the causes and extent of global warming, certain scientific evidence suggests that emissions from fossil fuel generation facilities are a contributing factor. Minnesota Power has a long history of environmental stewardship.

We believe that future regulations may restrict the emissions of GHGs from our generation facilities. Several proposals on the federal level to “cap” the amount of GHG emissions have been made. Other proposals consider establishing emissions allowances or taxes as economic incentives to address the GHG emissions issue.

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

Minnesota Power is addressing this environmental challenge by taking the following steps that also ensure reliable and competitive generation resources to continue to meet our customer’s requirements:

•	We will consider only carbon minimizing resources to supply power to our customers. We will not consider a new coal resource without a reasonable carbon emission solution.
•	We will aggressively pursue Minnesota’s Renewable Energy Standard by adding significant renewable resources to our portfolio of generation facilities and power supply agreements.
•	We will continue to improve the efficiency of coal-based generation facilities.
•	We plan to implement aggressive demand side conservation efforts.
•	We will continue to support research of technologies to reduce carbon emissions from generation facilities and support carbon sequestration efforts.
•	We plan to achieve overall carbon emission reductions while maintaining competitively priced electric service to our customers.

The Company has become a “founding reporter” of The Climate Registry, an organization established to measure and publicly report GHG emissions consistently and accurately across borders and industry sectors. This non-profit organization includes 39 states, six Canadian provinces, three Native American tribes, two Mexican states and the District of Columbia. In becoming one of the founding reporters of The Climate Registry, we have voluntarily committed to measure, independently verify and publicly report our GHG emissions annually, using The Climate Registry General Reporting Protocol. This method of reporting is based on the internationally recognized GHG measurements standards of the World Resources Institute and World Business Council on Sustainable Development.

ALLETE Third Quarter 2008 Form 10-Q

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

As of September 30, 2008, Minnesota Power has signed new contracts with 15 Minnesota wholesale customers and has 1 contract in the cancellation period. The new contracts transition each customer to formula-based rates, which means that rates can be adjusted annually based on changes in costs. Two new agreements with private utilities in Wisconsin, including SWL&P, were also signed in September 2008. Both contracts are subject to PSCW approval. We anticipate filing a request to implement formula-based rates with the FERC in the fourth quarter of 2008, based on the terms of these new contracts, and are requesting an effective date of January 1, 2009.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would generate approximately $45 million in additional revenue. Subsequent to the May filing, adjustments have been made and Minnesota Power is now seeking an average rate increase of 8.75 percent, which would generate approximately $41 million in additional revenue on an annualized basis. Interim rates were effective on August 1, 2008, and will result in an average increase of approximately 7.5 percent or approximately $36 million for retail customers subject to refund pending the final rate order. Incremental revenue in 2008 from the interim Minnesota retail rate increase is expected to be approximately $13 million. The rate case schedule was approved at an August 2008 prehearing conference, and all scheduled public hearings were held in September and October 2008. Evidentiary hearings are scheduled for November 2008. The final rate order is expected in the second quarter of 2009. We cannot predict the amount of any rate increase the MPUC may approve.

SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007. On May 14, 2008, SWL&P filed a rate increase request with the PSCW seeking an average increase of approximately 5 percent for retail customers. The rate filing seeks an overall return on equity of 11.5 percent, and a capital structure consisting of 57.1 percent equity and 42.9 percent debt. On an annualized basis, the requested rate increase would generate approximately $4 million in additional revenue. Evidentiary and public hearings were held October 7, 2008. The Company anticipates rates will take effect in January 2009. We cannot predict the amount of any rate increase the PSCW may approve.

Large Power Customers. In March 2008, a contract was signed with Northshore Mining Company to serve up to 10 MW of new load beginning April 1, 2008. Northshore Mining needs additional power for the restart of a taconite pellet furnace. The furnace will produce about 800,000 tons of pellets annually. The contract requires Minnesota Power to provide for Northshore Mining’s electric requirements that are in excess of their ability to supply them through their wholly owned generation facilities. The contract was approved by the MPUC on September 5, 2008.

In September 2008, Cliffs Natural Resources Inc. (Cliffs) and Minnesota Power signed new contracts for service to Hibbing Taconite Co. and United Taconite LLC. These electric service agreements, which are subject to MPUC approval, extend the existing contract terms out to at least December 31, 2015. On October 28, 2008, Cliffs announced it will temporarily idle two small pellet furnaces at Northshore Mining and one small pellet furnace at United Taconite. Due to the smaller size of these facilities and their contractual obligations to Minnesota Power, we believe the financial impact of these temporary shutdowns will be immaterial to our earnings in 2008.

ALLETE Third Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Energy (Continued)

AREA and Boswell 3 Emission Reduction Plan. In May 2006, the MPUC approved our filing for current cost recovery of expenditures to reduce emissions to meet pending federal requirements at Taconite Harbor and Laskin under the AREA Plan. The AREA Plan approval allows Minnesota Power to recover Minnesota jurisdictional costs for SO2, NOx and mercury emission reductions made at these facilities without a rate proceeding. Cost recovery from retail customers includes a return on investment and recovery of incremental expense. The AREA Plan is expected to significantly reduce emissions from Taconite Harbor and Laskin, while maintaining a reliable and reasonably-priced energy supply to meet the needs of our customers. We believe that control and abatement technologies applicable to these plants have matured to the point where further significant air emission reductions can be attained in a relatively cost-effective manner. AREA Plan cost recovery remains available for future use on Taconite Harbor Unit 3.

In May 2006, we announced plans to make emission reduction investments at our Boswell Unit 3 generating unit. Plans include reductions of particulate, SO2, NOx and mercury emissions to meet pending federal and state requirements. In March 2007, the Boswell Unit 3 project received the necessary construction permits. In October 2007, the MPUC issued a written order approving Minnesota Power’s request for cost recovery for the Boswell Unit 3 emission reduction plan with some minor modifications and additional reporting requirements. The MPUC approval authorized a cash return on construction work in progress during the construction phase in lieu of AFUDC-Equity and allows for a return on investment and current cost recovery of incremental operations and maintenance expenses once the new equipment is installed and the unit is placed back in service in late 2009. In December 2007, the MPUC approved Boswell Unit 3’s rate adjustment for 2008 and we began cost recovery on January 1, 2008. In September 2008, we filed a petition with the MPUC to approve the Boswell Unit 3’s rate adjustment for 2009. The filing would allow cost recovery relating to additional investments planned for 2009.

Boswell NOx Reduction Plan. In September 2008, we submitted to the MPCA and MPUC a $92 million environmental initiative proposing cost recovery for NOx emission reductions from Boswell Units 1, 2, and 4 pursuant to Minnesota statute. If approved by the MPUC, the Boswell NOx Reduction Plan is expected to significantly reduce NOx emissions from Boswell Units 1, 2 and 4. In addition and simultaneously with the outage for NOx reduction equipment installation, we plan to install an efficiency upgrade to the existing turbine/generator at Boswell Unit 4 adding approximately 60 MW of output with no additional emissions. A second filing requesting cost recovery for the plan will be submitted to the MPUC by early 2009.

Transmission. In September 2008, we filed a petition with the MPUC seeking total 2009 rate recovery of $2.2 million for ongoing expenses related to the Badoura and Tower transmission projects and certain MISO related transmission facility charges. If approved, the new rates would take affect on January 1, 2009. The Tower and Badoura projects are being developed to address transmission inadequacies in northeastern Minnesota. Both projects will provide regional transmission benefits through increased voltage support and additional line capacity.

Depreciation. On October 23, 2008, the MPUC voted to increase depreciation rates for certain assets effective January 1, 2008. Minnesota Power had been seeking to have the increased depreciation rates become effective with the date of final rates in the current retail rate filing (expected to be in the second quarter of 2009). A written Order from the MPUC has not been issued on this matter, and Minnesota Power may seek reconsideration of this decision after receipt of the Order. This decision, if not reconsidered by the MPUC, would increase depreciation expense in 2008 by approximately $3 million. We cannot predict the outcome of this matter.

ALLETE Third Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Energy (Continued)

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

The MISO Day 2 Order granted deferred accounting treatment for three MISO Day 2 charge types that were determined to be administrative charges. Under the order, we refunded, through customer bills, approximately $2 million of administrative charges previously collected through the fuel clause between April 1, 2005, and December 31, 2006, and recorded these administrative charges as a regulatory asset. We were also permitted to continue accumulating MISO Day 2 administrative charges after December 31, 2006, and record them as a regulatory asset to be recovered through our next rate filing. MISO Day 2 costs, along with the amortization of the regulatory asset, are being recovered in interim rates that became effective August 1, 2008. The balance of this regulatory asset was $4.3 million at September 30, 2008 ($3.7 million at December 31, 2007). See Note 5 – Regulatory Matters for additional information.

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

Investment in ATC. As of September 30, 2008, our equity investment was $73.9 million, representing a 7.8 percent ownership interest. As additional opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. On October 31, 2008, we invested an additional $2.3 million in ATC. See Note 3 – Investments for additional information.

Real Estate. Florida real estate market conditions continue to remain weak and we are unable to predict when market conditions will improve. We expect our real estate operations to be profitable in 2008, however total net income is expected to be significantly less than 2007.

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

ALLETE Third Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Real Estate (Continued)

Summary of Development Projects
For the Nine Months Ended		Total	Residential	Non-residential
September 30, 2008	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)
Town Center	80%
At December 31, 2007		991	2,289	2,228,200
Property Sold		–	–	–
Change in Estimate		–	–	–
		991	2,289	2,228,200
Palm Coast Park	100%
At December 31, 2007		3,436	3,154	3,116,800
Property Sold		–	–	–
Change in Estimate		–	85	–
		3,436	3,239	3,116,800
Ormond Crossings	100%
At December 31, 2007		5,968	(d)	(d)
Change in Estimate		–
		5,968
		10,395	5,528	5,345,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest.
(b)	Estimated and includes minority interest. Density at build out may differ from these estimates.
(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.
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

Other Land (a)
For the Nine Months Ended				Non-
September 30, 2008	Total	Mixed Use	Residential	residential	Agricultural
Acres (b)

Other
At December 31, 2007	1,573	362	248	424	539
Property Sold	(52)	(2)	(47)	(3)	–
Change in Estimate	–	–	–	–	–
	1,521	360	201	421	539

(a)	Other land includes land located in Palm Coast, Florida not included in development projects, Lehigh and Cape Coral.
(b)	Acreage amounts are approximate and shown on a gross basis, including wetlands and minority interest.

At September 30, 2008, total pending land sales under contract were $12.4 million ($55.2 million at December 31, 2007) and are scheduled to close at various times through 2009. Pending contracts at Town Center include 20,000 non-residential square feet totaling $0.6 million and 390 residential units totaling $7.9 million. Pending contracts at Palm Coast Park include 200 residential units totaling $3.0 million. Other Land pending contracts include 106 acres totaling $1.0 million. Pending contract prices range from $20 to $30 per non-residential square foot, $15,000 to $25,000 per residential unit, and $9,500 per acre for all other properties. Prices per acre are stated on a gross acreage basis and are dependent on the type and location of the properties sold. The majority of the Other Land under contract is zoned non-residential or mixed use. Certain contracts allow us to receive participation revenue from land sales to third parties if various formula-based criteria are achieved. In July 2008, a $28.9 million contract with LDD Palm Coast North LLC, a subsidiary of Lowe Enterprises was terminated, and a $0.6 million contract deposit was forfeited. We are currently reviewing the best options to proceed with this property. We believe this property, along with the remaining property at our Palm Coast Park development project, continues to have long-term value.

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

ALLETE Third Quarter 2008 Form 10-Q

OUTLOOK (Continued)
Real Estate (Continued)

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

As of September 30, 2008, we had approximately $0.8 million of deferred profit on sales of real estate, before taxes and minority interest, on our balance sheet. All of the deferred profit relates to Town Center and is expected to be recognized in 2008 as the remaining development obligations are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activities

ALLETE is well-positioned to meet the Company’s immediate cash flow needs. With our cash balance of approximately $78 million, $176 million in Lines of Credit which includes a syndicated committed line of credit of $150 million, and continued access to debt and equity markets, we project sufficient capital availability through the immediate term. In addition we have flexibility in the portion of our capital investment program that deals with future years’ renewable initiatives.

Operating Activities. Cash from operating activities was up $4.5 million compared to the nine months ended September 30, 2007 due to decreased working capital requirements and increased deferred income tax expense, which was partially offset by lower net income and higher contributions to defined benefit pension and postretirement health plans (included in Other Liabilities on the Consolidated Statement of Cash Flows). Working capital requirements decreased mainly due to lower uncollected purchased power costs (included in Prepayments and Other on the Consolidated Statement of Cash Flows). Deferred income tax expense increased due to the bonus depreciation provisions of the Economic Stimulus Act of 2008, and contributions to defined benefit pension and postretirement health plans increased $24.3 million over the nine months ended September 30, 2007.

Investing Activities. Cash flow used for investing activities was $180.3 million for the nine months ended September 30, 2008 ($114.0 million for the nine months ended September 30, 2007). Cash used for investing activities was higher than 2007 reflecting increased capital additions to property, plant, and equipment which were partially offset by the proceeds from the sale of assets (retail shopping center) in Winter Haven, Florida.

Financing Activities. Cash flow from financing activities was $134.4 million for the nine months ended September 30, 2008 ($34.4 million for the nine months ended September 30, 2007). The increase in cash flow from financing activities resulted from the issuance of two series of first mortgage bonds: $60 million in February 2008 and $75 million in May 2008. In addition, 759,008 shares of common stock were issued for net proceeds of approximately $35 million.

Working Capital. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.9 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. Additionally, we have 1.8 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Inc. We have consolidated bank lines of credit aggregating to $176.0 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

ALLETE Third Quarter 2008 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Auction Rate Securities. As of September 30, 2008, we held $19.4 million of investments ($23.1 million at December 31, 2007) consisting of three auction rate municipal bonds with stated maturity dates ranging between 16 and 28 years. These auction rate securities (ARS) consist of guaranteed student loans insured or reinsured by the federal government. These ARS were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors could either buy or sell securities. The auctions have been unable to sustain themselves during 2008 due to the overall lack of credit market liquidity and we have been unable to liquidate our ARS. Therefore, we have classified the ARS as long-term investments and we have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. As a result, these securities will pay a default rate which is typically above market interest rates.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include the following: estimated interest rates, estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), amount of cash flows, and expected holding periods of the ARS. These inputs reflect the Company’s judgments about assumptions that market participants would use in pricing ARS including assumptions about risk. For the quarter ended September 30, 2008, the Company determined there was no decline in the fair value of its ARS investments; therefore, no other than temporary impairment loss has been reported.

Securities. On February 1, 2008, we issued $60 million in principal amount of First Mortgage Bonds, 4.86% Series due April 1, 2013, in the private placement market. We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes.

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

On February 19, 2008, we entered into a Distribution Agreement with KCCI, Inc. with respect to the issuance and sale of up to 2.5 million shares of our common stock, without par value. The shares may be offered for sale, from time to time, in accordance with the terms of the Distribution Agreement, which terminates on June 30, 2009.  For the three months ended September 30, 2008, 528,400 shares of common stock were issued under this agreement resulting in net proceeds of $23.2 million and compensation of $15,852 was paid to KCCI, Inc. under agreement. For the nine months ended September 30, 2008, 653,400 shares of common stock have been issued under this agreement resulting in net proceeds of $28.7 million and compensation of $19,602 was paid to KCCI, Inc. under agreement.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2007 Form 10-K, with additional disclosure discussed in Note 11 of this Form 10-Q.

Capital Requirements

For the nine months ended September 30, 2008, capital expenditures totaled $211.1 million ($141.3 million for the nine months ended September 30, 2007). The expenditures were primarily made in the Regulated Utility segment. Internally generated funds and additional debt and equity issuances were the primary sources of funding.

ALLETE Third Quarter 2008 Form 10-Q

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

As of September 30, 2008, our defined benefit pension and post retirement plan assets have declined significantly since December 31, 2007. We will measure our plans’ asset values, pension and post retirement benefit obligations and calculate our 2009 pension and post retirement benefit expense and 2009 annual plan contribution requirements at December 31, 2008.

At this time we are unable to predict the plans’ assets values, and required valuation parameters that will be used to calculate our related obligations, and the resulting expenses and funding requirements for these plans at December 31, 2008.

Based upon internal models as of September 30, 2008, considering current market conditions, estimates of the plans’ current asset values and using estimates of current market based obligation valuation parameters, we do not expect current market conditions would have a material impact on the Company’s pension or post employment benefit expense or plan funding requirements during the next 12 months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-For-Sale Securities. As of September 30, 2008, our available-for-sale securities portfolio consisted of securities in a grantor trust, established to fund certain employee benefits, and auction rate securities. Our available-for-sale securities portfolio had a fair value of $42.9 million at September 30, 2008 ($39.7 million at December 31, 2007), and a total unrealized after-tax loss of $0.7 million at September 30, 2008 ($5.1 million unrealized after tax gain at December 31, 2007). See Note 3 – Investments for additional information.

We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review, on a quarterly basis, available-for-sale securities for other than temporary impairment by assessing such factors as share price trends and the impact of overall market conditions. As a result of our periodic assessments, we did not record any impairments on our available-for-sale securities for the quarter ended September 30, 2008.

Emerging Technology Portfolio. As part of our emerging technology portfolio, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. We account for our investment in venture capital funds under the equity method and account for our direct investments in privately-held companies under the cost method because of our ownership percentage. The total carrying value of our emerging technology portfolio was $7.5 million at September 30, 2008 ($7.9 million at December 31, 2007). Our policy is to review these investments quarterly for impairment by assessing such factors as continued commercial viability of products, cash flow and earnings. Any impairment would reduce the carrying value of the investment. No impairments were recorded in the quarter ended September 30, 2008. In 2007, we recorded $0.5 million ($0.3 million after tax) of impairments related to our venture capital funds whose future business prospects had significantly diminished. Developments at these companies indicated that future commercial viability was unlikely, as was new financing necessary to continue development.

ALLETE Third Quarter 2008 Form 10-Q

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

From time to time, our utility operations may have excess energy that is temporarily not required by retail and wholesale customers in our regulated service territory. We actively sell this energy to the wholesale market to optimize the value of our generating facilities. This energy is typically sold in the MISO market at market prices.

Approximately 200 MW of capacity and energy from our Taconite Harbor facility in northern Minnesota has been sold through various long-term capacity and energy contracts. We have two sales contracts totaling 175 MW (201 MW including a 15 percent reserve), which were effective May 1, 2005, and expire on April 30, 2010. Both contracts contain fixed monthly capacity charges and fixed minimum energy charges. One contract provides for an annual escalator to the energy charge based on increases in our cost of coal, subject to a small minimum annual escalation. The other contract provides that the energy charge will be the greater of a fixed minimum charge or an amount based on the variable production cost of a combined-cycle, natural gas unit. Our exposure in the event of a full or partial outage at our Taconite Harbor facility is significantly limited under both contracts. When the buyer is notified at least two months prior to an outage, there is no exposure. Outages with less than two months notice are subject to an annual duration limitation typical of this type of contract. These contracts qualify for the normal purchase normal sale exception under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and are not required to be recorded at fair value.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2008, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. While we continue to enhance our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE Third Quarter 2008 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Clean Air Act. On August 8, 2008, Minnesota Power received a Notice of Violation (NOV) from the United States EPA asserting violations of the New Source Review (NSR) requirements of the Clean Air Act at Boswell Units 1-4 and Laskin Unit 2. The NOV also asserts that the Boswell Unit 4 Title V permit was violated. The NOV asserts that seven projects undertaken at these coal-fired plants between the years 1981 and 2000 should have been reviewed under the NSR requirement. Minnesota Power believes the projects were in full compliance with the Clean Air Act, NSR requirements and applicable permits.

The EPA has been conducting a nationwide enforcement initiative since 1999 relating to NSR requirements. In 2000, 2001, and 2002 Minnesota Power received requests from the EPA pursuant to Section 114(a) of the Clean Air Act seeking information regarding capital expenditures with respect to the Boswell and Laskin. Minnesota Power responded to these requests; however, we had no further communications from the EPA regarding the information provided until receipt of the NOV.

We are engaged in discussions with the EPA regarding resolution of these matters, but we are unable to predict the outcome of these discussions. Since 2006, Minnesota Power has significantly reduced and continues to reduce emissions at Boswell and Laskin. The resolution could result in civil penalties and the installation of control technology, some of which is already planned or completed for other regulatory requirements. Any costs of installing pollution control technology would likely be eligible for recovery in rates over time subject to MPUC and FERC approval in a rate proceeding. We are unable to predict the ultimate financial impact or the resolution of these matters at this time.

Any additional material legal and regulatory proceedings are included in the discussion of Other Information in Part II, Item 5 and/or Note 11 of this Form 10-Q, and are incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Other than the following risk factor, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K.

We rely on access to financing sources and capital markets. If we do not have access to sufficient capital in the amount and at the times needed, our ability to execute our business plans, make capital expenditures or pursue acquisitions that we may otherwise rely on for future growth could be impaired.

We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by our cash flow from operations. If we are not able to access capital on satisfactory terms, the ability to implement our business plans may be adversely affected. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access one or more financial markets. Such disruptions could include a severe prolonged economic downturn, the bankruptcy of non-affiliated industry leaders in the same line of business or financial services sector, deterioration in capital market conditions, volatility in commodity prices or events such as those currently being experienced in the United States and abroad.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ALLETE Third Quarter 2008 Form 10-Q

ITEM 5.  OTHER INFORMATION

Reference is made to our 2007 Form 10-K for background information on the following updates. Unless otherwise indicated, cited references are to our 2007 Form 10-K.

Ref. Page 8 – Energy – Regulated Utility, Large Power Customer Contracts – Fifth Paragraph

	Minimum
Minimum Revenue and Demand Under Contract	Annual Revenue (a, b)	Monthly
As of October 1, 2008	(Millions)	Megawatts

2008	$107.8	734
2009	$40.0	242
2010	$25.5	148
2011	$25.3	148
2012	$23.3	136

(a)	Based on past experience, we believe revenue from our Large Power Customers will be substantially in excess of the minimum contract amounts.
(b)
Although several contracts have a feature that allows demand to go to zero after a two-year advance notice of a permanent closure, this minimum revenue summary does not reflect this occurrence happening in the forecasted period because we believe it is unlikely.

Ref. Page 13 – Energy-Regulated Utility, Federal Energy Regulatory Commission – First Paragraph

Ancillary Services Market (ASM). In February 2007, MISO filed revisions to its tariff aimed at establishing a market for energy and operating reserves. In February 2008, FERC issued its Order on Ancillary Services Filing. The launch of the ASM market has been delayed until January 2009. In May 2008, Minnesota Power and the other investor-owned utilities in Minnesota prepared a joint filing seeking MPUC approval for the authority to account for costs and revenues that have been instituted by the ASM market. Comments on the joint filing were received in early July 2008, and replies have been filed. The new ASM market is not expected to have a material impact on the Company.

Ref. Page 13 – Energy - Regulated Utility, Minnesota Public Utilities Commission – First Paragraph

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average increase of approximately 10 percent for retail customers. The rate filing seeks an overall return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would generate approximately $45 million in additional revenue. Subsequent to the May filing, adjustments have been made and Minnesota Power is now seeking an average rate increase of 8.75 percent, which would generate approximately $41 million in additional revenue on an annualized basis. Interim rates were effective on August 1, 2008, and will result in an average increase of approximately 7.5 percent or approximately $36 million for retail customers subject to refund pending the final rate order. Incremental revenue in 2008 from the interim Minnesota retail rate increase is expected to be approximately $13 million. The rate case schedule was approved at an August 2008 prehearing conference, and all scheduled public hearings were held in September and October 2008. Evidentiary hearings are scheduled for November 2008. The final rate order is expected in the second quarter of 2009. We cannot predict the amount of any rate increase the MPUC may approve.

Ref. Page 13 – Energy-Regulated Utility, Minnesota Public Utilities Commission – Second Paragraph

Integrated Resource Plan. On October 31, 2007, we filed our IRP, a comprehensive estimate of future capacity needs within the Minnesota Power service territory. On July 25, 2008, we filed a request with the MPUC for approval to re-file our IRP by October 1, 2009, in order to incorporate the North Dakota wind project and otherwise update our load forecasting and modeling in the IRP. In October 2008, the MPUC issued an order approving the request to re-file the IRP by October 1, 2009.

ALLETE Third Quarter 2008 Form 10-Q

ITEM 5.  OTHER INFORMATION (Continued)

Ref. Page 14 – Energy-Regulated Utility, Public Service Commission of Wisconsin – First Paragraph

SWL&P’s current retail rates are based on a 2006 PSCW retail rate order, effective January 1, 2007. On May 14, 2008, SWL&P filed a rate increase request with the PSCW seeking an average increase of approximately 5 percent for retail customers. The rate filing seeks an overall return on equity of 11.5 percent, and a capital structure consisting of 57.1 percent equity and 42.9 percent debt. On an annualized basis, the requested rate increase would generate approximately $4 million in additional revenue. Evidentiary and public hearings were held October 7, 2008. The Company anticipates new rates will take effect in January 2009. We cannot predict the amount of any rate increase the PSCW may approve.

Ref. Page 19 – Environmental Matters, Air, Clean Air Act – First Paragraph

On August 8, 2008, Minnesota Power received a Notice of Violation (NOV) from the United States EPA asserting violations of the New Source Review (NSR) requirements of the Clean Air Act at Boswell Units 1-4 and Laskin Unit 2. The NOV also asserts that the Boswell Unit 4 Title V permit was violated. The NOV asserts that seven projects undertaken at these coal-fired plants between the years 1981 and 2000 should have been reviewed under the NSR requirement. Minnesota Power believes the projects were in full compliance with the Clean Air Act, NSR requirements and applicable permits.

The EPA has been conducting a nation-wide enforcement initiative since 1999 relating to NSR requirements. In 2000, 2001, and 2002 Minnesota Power received requests from the EPA for information pursuant to Section 114(a) of the Clean Air Act seeking information regarding capital expenditures with respect to the Boswell and Laskin. Minnesota Power responded to these requests; however, we have had no further communications from the EPA regarding the information provided until receipt of the NOV.

We are engaged in discussions with the EPA regarding resolution of these matters, but we are unable to predict the outcome of these discussions. Since 2006, Minnesota Power has significantly reduced and continues to reduce emissions at Boswell and Laskin. The resolution could result in civil penalties and the installation of control technology, some of which is already planned or completed for other regulatory requirements. Any costs of installing pollution control technology would likely be eligible for recovery in rates over time subject to MPUC and FERC approval in a rate proceeding. We are unable to predict the ultimate financial impact or the resolution of these matters at this time.

Ref. Page 19 – Environmental Matters - Air – Second Paragraph

EPA Clean Air Interstate Rule. In March 2005, the EPA announced the Clean Air Interstate Rule (CAIR) that sought to reduce and permanently cap emissions of SO2, NOX and particulates in the eastern United States. The CAIR included Minnesota as one of the 28 states it considered as “significantly contributing” to air quality standards non-attainment in other downwind states. On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court) vacated the CAIR and remanded the rulemaking to the EPA for reconsideration while also granting the Minnesota Power petition that the EPA reconsider including Minnesota as a CAIR state. The EPA and several other parties have petitioned the Court to reconsider its decision. It is uncertain how the court will respond.

If the EPA revises the CAIR, the EPA would need to specifically justify including Minnesota with those states subject to such revised rules. If the CAIR becomes effective, we expect we will be required to supplement planned emission control retrofits to address regional haze concerns by making emission allowance purchases, supplemental emission reductions or a combination of both. If CAIR does not go into effect, we expect that emission reduction measures taken with AREA and Boswell Unit 3 emission control retrofits will be sufficient to satisfy environmental requirements for the next several years.

ALLETE Third Quarter 2008 Form 10-Q

ITEM 5.  OTHER INFORMATION (Continued)

Ref. Page 19 – Environmental Matters – Air – Fourth Paragraph

EPA Clean Air Mercury Rule. In March 2005, the EPA announced the Clean Air Mercury Rule (CAMR) that would have reduced and permanently capped emissions of electric utility mercury emissions in the continental United States. In February 2008, the Court overturned the CAMR and remanded the rulemaking to the EPA for reconsideration. In October 2008, the Department of Justice (DOJ), on behalf of the EPA, petitioned the Supreme Court to review the Court’s decision in the CAMR case. It is uncertain how the Supreme Court will respond. Cost estimates for complying with future mercury regulations under the Clean Air Act are therefore premature at this time.

Ref. Page 20 – Employees – Third Paragraph

On May 14, 2008, the labor agreement between BNI Coal and the International Brotherhood of Electrical Workers (IBEW) local 1593 was signed for a three year period.

ALLETE Third Quarter 2008 Form 10-Q

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

99
ALLETE News Release dated October 31, 2008, announcing 2008 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

ALLETE Third Quarter 2008 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

October 31, 2008	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

October 31, 2008	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller

ALLETE Third Quarter 2008 Form 10-Q