Form 10-K/A
ALLETE INC
filed 2009-02-26
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to ALLETE, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 13, 2009. This Amendment is being filed solely to submit previously omitted summarized financial data on the American Transmission Company, LLC (ATC), an independent transmission company in which ALLETE’s subsidiary, Rainy River Energy Corporation – Wisconsin has an approximate 8 percent non-voting interest. The “ATC Summarized Financial Data” section is part of Note 5 to the consolidated financial statements included in Item 8 Financial Statements and Supplementary Data. Except as indicated in the preceding sentence and for the updated consent and certifications, this Amendment does not modify or update other disclosures in, or exhibits to, the Annual Report on Form 10-K.

ALLETE 2008 Form 10-K/A, Amendment No. 1

Index

		Page
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995		4

Part II
Item 8.	Financial Statements and Supplementary Data	5
Item 9A.	Controls and Procedures	5

Part IV
Item 15.	Exhibits and Financial Statement Schedules	6

Signatures		10
Consolidated Financial Statements		12

ALLETE 2008 Form 10-K/A, Amendment No. 1

Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995

Statements in this report that are not statements of historical facts may be considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Any statements that express, or involve discussions as to, future expectations, risks, beliefs, plans, objectives, assumptions, events, uncertainties, financial performance or growth strategies (often, but not always, through the use of words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “will likely result,” “will continue,“ “could,” “may,” “potential,” “target,” “outlook” or words of similar meaning) are not statements of historical facts and may be forward-looking.

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A under the heading “Risk Factors” beginning on page 20 of our 2008 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K/A and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

Part IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K/A
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	11
	Consolidated Balance Sheet at December 31, 2008 and 2007	12
	For the Three Years Ended December 31, 2008
	Consolidated Statement of Income	13
	Consolidated Statement of Cash Flows	14
	Consolidated Statement of Shareholders’ Equity	15
	Notes to Consolidated Financial Statements	16
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	47

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

*4(a)2	-	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003 Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004 Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005 Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006 Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008 Form 10-Q)	4

ALLETE 2008 Form 10-K/A, Amendment No. 1

Exhibit Number
**4(a)3	-	Twenty-ninth Supplemental Indenture, dated as of November 1, 2008, between ALLETE and The Bank of New York Mellon and Douglas J. MacInnes, as Trustees.
**4(a)4	-	Thirtieth Supplemental Indenture, dated as of January 1, 2009, between ALLETE and The Bank of New York Mellon and Douglas J. MacInnes, as Trustees.
*4(b)1	-
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

*4(c)2	-	Supplemental Indentures to Superior Water, Light and Power Company’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1951	2-59690	2(d)(1)
		Second	March 1, 1962	2-27794	2(d)1
		Third	July 1, 1976	2-57478	2(e)1
		Fourth	March 1, 1985	2-78641	4(b)
		Fifth	December 1, 1992	1-3548 (1992 Form 10-K)	4(b)1
		Sixth	March 24, 1994	1-3548 (1996 Form 10-K)	4(b)1
		Seventh	November 1, 1994	1-3548 (1996 Form 10-K)	4(b)2
		Eighth	January 1, 1997	1-3548 (1996 Form 10-K)	4(b)3
		Ninth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)3
		Tenth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)4
**4(c)3	-	Eleventh Supplemental Indenture, dated as of December 1, 2008, between Superior Water, Light and Power Company and U.S. Bank National Association, as Trustees.
*4(d)	-
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

**10(d)3	-	Second Amendment to Fourth Amended and Restated Committed Facility Letter dated December 14, 2006, by and among ALLETE and LaSalle Bank National Association, as Agent.
*10(e)1	-	Financing Agreement between Collier County Industrial Development Authority and ALLETE dated as of July 1, 2006 (filed as Exhibit 10(b)1 to the June 30, 2006, Form 10-Q, File No. 1-3548).
*10(e)2	-
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

+*10(h)2	-	November 2003 Amendment to the ALLETE Executive Annual Incentive Plan (filed as Exhibit 10(t)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(h)3	-	July 2004 Amendment to the ALLETE Executive Annual Incentive Plan (filed as Exhibit 10(a) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(h)4	-	January 2007 Amendment to the ALLETE Executive Annual Incentive Plan (filed as Exhibit 10(h)4 to the 2006 Form 10-K, File No. 1-3548).

ALLETE 2008 Form 10-K/A, Amendment No. 1

Exhibit Number
+*10(h)5	-	Form of ALLETE Executive Annual Incentive Plan 2006 Award (filed as Exhibit 10 to the February 17, 2006, Form 8-K, File No. 1-3548).
+*10(h)6	-	Form of ALLETE Executive Annual Incentive Plan Awards Effective 2007 (filed as Exhibit 10(h)7 to the 2006 Form 10-K, File No. 1-3548).
**+10(h)7	-	Form of ALLETE Executive Annual Incentive Plan Form of Awards Effective 2009.
+*10(i)1	-	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2004 (filed as Exhibit 10(u) to the 2003 Form 10-K, File No. 1-3548).
+*10(i)2	-	January 2005 Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (filed as Exhibit 10(b) to the March 31, 2005, Form 10-Q, File No. 1-3548).
+*10(i)3	-	August 2006 Amendments to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (filed as Exhibit 10(a) to the September 30, 2006, Form 10-Q, File No. 1-3548).
**+10(i)4	-	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan I (SERP I), as amended and restated, effective January 1, 2009.
**+10(i)5	-	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), effective January 1, 2009.
**+10(i)6	-	January 2009 Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), effective January 20, 2009.
+*10(j)1	-	Minnesota Power and Affiliated Companies Executive Investment Plan I, as amended and restated, effective November 1, 1988 (filed as Exhibit 10(c) to the 1988 Form 10-K, File No. 1-3548).
+*10(j)2	-	Amendments through December 2003 to the Minnesota Power and Affiliated Companies Executive Investment Plan I (filed as Exhibit 10(v)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(j)3	-	July 2004 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I (filed as Exhibit 10(b) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(j)4	-	August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I (filed as Exhibit 10(b) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+*10(k)1	-	Minnesota Power and Affiliated Companies Executive Investment Plan II, as amended and restated, effective November 1, 1988 (filed as Exhibit 10(d) to the 1988 Form 10-K, File No. 1-3548).
+*10(k)2	-	Amendments through December 2003 to the Minnesota Power and Affiliated Companies Executive Investment Plan II (filed as Exhibit 10(w)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(k)3	-	July 2004 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II (filed as Exhibit 10(c) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(k)4	-	August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II (filed as Exhibit 10(c) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+*10(l)	-	Deferred Compensation Trust Agreement, as amended and restated, effective January 1, 1989 (filed as Exhibit 10(f) to the 1988 Form 10-K, File No. 1-3548).
+*10(m)1	-	ALLETE Executive Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2006 (filed as Exhibit 10 to the May 16, 2005, Form 8-K, File No. 1-3548).
+*10(m)2	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan 2006 Nonqualified Stock Option Grant (filed as Exhibit 10(a)1 to the January 30, 2006, Form 8-K, File No. 1-3548).
+*10(m)3	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan 2006 Performance Share Grant (filed as Exhibit 10(a)2 to the January 30, 2006, Form 8-K, File No. 1-3548).
+*10(m)4	-
Form of ALLETE Executive Long-Term Incentive Compensation Plan 2006 Long-Term Cash Incentive Award – President of ALLETE Properties (filed as Exhibit 10(a)3 to the January 30, 2006, Form 8-K, File No. 1-3548).

+*10(m)5	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan 2006 Stock Grant – President of ALLETE Properties (filed as Exhibit 10(a)4 to the January 30, 2006, Form 8-K, File No. 1-3548).
+*10(m)6	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan Nonqualified Stock Option Grant Effective 2007 (filed as Exhibit 10(m)6 to the 2006 Form 10-K, File No. 1-3548).
+*10(m)7	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2007 (filed as Exhibit 10(m)7 to the 2006 Form 10-K, File No. 1-3548).
+*10(m)8	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan Long-Term Cash Incentive Award Effective 2007 (filed as Exhibit 10(m)8 to the 2006 Form 10-K, File No. 1-3548).
+*10(m)9	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan Stock Grant Effective 2007 (filed as Exhibit 10(m)9 to the 2006 Form 10-K, File No. 1-3548).
+*10(m)10	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2008 (filed as Exhibit 10(m)10 to the 2007 Form 10-K, File No. 1-3548).
**+10(m)11	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2009.

ALLETE 2008 Form 10-K/A, Amendment No. 1

Exhibit Number

**+10(m)12	-	Form of ALLETE Executive Long-Term Incentive Compensation Plan – Restricted Stock Unit Grant Effective 2009.
+*10(n)1	-	Minnesota Power (now ALLETE) Director Stock Plan, effective January 1, 1995 (filed as Exhibit 10 to the March 31, 1995 Form 10-Q, File No. 1-3548).
+*10(n)2	-	Amendments through December 2003 to the Minnesota Power (now ALLETE) Director Stock Plan (filed as Exhibit 10(z)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(n)3	-	July 2004 Amendment to the ALLETE Director Stock Plan (filed as Exhibit 10(e) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(n)4	-	January 2007 Amendment to the ALLETE Director Stock Plan (filed as Exhibit 10(n)4 to the 2006 Form 10-K, File No. 1-3548).
+*10(n)5	-	ALLETE Non-Management Director Compensation Summary Effective February 15, 2007 (filed as Exhibit 10(n)6 to the 2006 Form 10-K, File No. 1-3548).
+*10(o)1	-	Minnesota Power (now ALLETE) Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
+*10(o)2	-	October 2003 Amendment to the Minnesota Power (now ALLETE) Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(o)3	-	January 2005 Amendment to the ALLETE Director Compensation Deferral Plan (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
+*10(o)4	-	August 2006 Amendment to the ALLETE Director Compensation Deferral Plan (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
**+10(o)5	-	ALLETE Non-Employee Director Compensation Deferral Plan II, effective January 1, 2009.
+*10(p)	-	ALLETE Director Compensation Trust Agreement, effective October 11, 2004 (filed as Exhibit 10(a) to the September 30, 2004, Form 10-Q, File No. 1-3548).
+*10(q)	-	ALLETE Change of Control Severance Pay Plan Effective February 13, 2008 (filed as Exhibit 10(q) to the 2007 Form 10-K, File No. 1-3548).
**12	-	Computation of Ratios of Earnings to Fixed Charges.
**21	-	Subsidiaries of the Registrant.
23(a)	-	Consent of Independent Registered Public Accounting Firm.
**23(b)	-	Consent of General Counsel.
31(a)	-	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	-	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**99	-
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

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**	Exhibits previously filed with the 2008 Form 10-K (File No. 1-03548) have not been re-filed with this Form 10-K/A.

ALLETE 2008 Form 10-K/A, Amendment No. 1

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated: February 26, 2009	By	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller and Principal Accounting Officer

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

PricewaterhouseCoopers LLP
Minneapolis, MN
February 13, 2009, except for the "ATC Summarized Financial Data" section of Note 5, as to which the date is February 26, 2009

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE’s Interest in ATC
Year Ended December 31	2008	2007
Millions
Equity Investment Beginning Balance	$65.7	$53.7
Cash Investments	7.4	8.7
Equity in ATC Earnings	15.3	12.6
Distributed ATC Earnings	(11.5)	(9.3)
Equity Investment Ending Balance	$76.9	$65.7

The ATC summarized financial data below was previously omitted from our Form 10-K filed February 13, 2009.

ATC Summarized Financial Data
For the Year Ended December 31
Income Statement Data	2008	2007	2006
Millions
Revenue	$466.6	$408.0	$340.7
Operating Expense	209.0	198.2	179.4
Other Expense	69.6	55.7	39.4
Net Income	$188.0	$154.1	$121.9

ALLETE’s Equity in Net Income	$15.3	$12.6	$3.0

Balance Sheet Data
Millions
Current Assets	$50.8	$48.3	$33.5
Non-Current Assets	2,480.0	2,189.0	1,853.7
Total Assets	$2,530.8	$2,237.3	$1,887.2

Current Liabilities	$252.0	$317.1	$305.3
Long-Term Debt	1,109.4	899.1	648.9
Other Non-Current Liabilities	120.2	108.5	125.7
Members’ Equity	1,049.2	912.6	807.3
Total Liabilities and Members’ Equity	$2,530.8	$2,237.3	$1,887.2

ALLETE 2008 Form 10-K/A, Amendment No. 1

Note 6.	Investments

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

We have the option to prepay all or a portion of the bonds at our discretion, subject to a make-whole provision. The bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the bonds to fund utility capital expenditures and for general corporate purposes

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

Fuel Clause Recovery of MISO Day 2 Costs. Under a December 2006 MPUC order, we are allowed to accumulate MISO Day 2 administrative charges as a regulatory asset until we file our next rate case, at which time recovery for such charges will be determined. The balance of this regulatory asset is $3.9 million on December 31, 2008, and we are currently recovering these charges in interim rates. The final rate order is expected in the second quarter of 2009. We cannot predict the final level of rates that may be approved by the MPUC

Emerging Technology Portfolio. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make additional investments in certain emerging technology venture capital funds. The remaining commitment of $0.7 million at December 31, 2008 may be invested in 2009. We do not have plans to make any additional investments beyond this commitment.

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

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

ALLETE 2008 Form 10-K/A, Amendment No. 1

Schedule II

ALLETE
Valuation and Qualifying Accounts and Reserves

	Balance at	Additions		Deductions	Balance at
	Beginning	Charged	Other	from	End of
For the Year Ended December 31	of Year	to Income	Changes	Reserves (a)	Period
Millions

Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2008 Trade Accounts Receivable	$1.0	$1.0	–	$1.3	$0.7
Finance Receivables – Long-Term	0.2	–	–	0.1	0.1
2007 Trade Accounts Receivable	1.1	1.0	–	1.1	1.0
Finance Receivables – Long-Term	0.2	–	–	–	0.2
2006 Trade Accounts Receivable	1.0	0.7	–	0.6	1.1
Finance Receivables – Long-Term	0.6	_	_	0.4	0.2
Deferred Asset Valuation Allowance
2008 Deferred Tax Assets	3.3	(2.9)	–	–	0.4
2007 Deferred Tax Assets	3.6	(0.3)	–	–	3.3
2006 Deferred Tax Assets	4.1	(1.1)	$0.6	–	3.6

(a)      Includes uncollectible accounts written off.

ALLETE 2008 Form 10-K/A, Amendment No. 1