Form 10-Q
period 2009-03-31
ALLETE INC
filed 2009-05-01
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No
Common Stock, no par value,
33,165,963 shares outstanding
as of March 31, 2009

ALLETE First Quarter 2009 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
APB	Accounting Principles Board
AREA	Arrowhead Regional Emission Abatement
ARS	Auction Rate Securities
ATC	American Transmission Company LLC
BNI Coal	BNI Coal, Ltd.
BNSF	BNSF Railway Company
Boswell	Boswell Energy Center
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
FSP	FASB Staff Position
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
IBEW Local 31	International Brotherhood of Electrical Workers Local 31
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
kV	Kilovolt(s)
Laskin	Laskin Energy Center
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center

ALLETE First Quarter 2009 Form 10-Q

Definitions (Continued)
Abbreviation or Acronym	Term
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards No.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE First Quarter 2009 Form 10-Q

Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995

Statements in this report that are not statements of historical facts may be considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Any statements that express, or involve discussions as to, future expectations, risks, beliefs, plans, objectives, assumptions, events, uncertainties, financial performance or growth strategies (often, but not always, through the use of words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “will likely result,” “will continue,” “could,” “may,” “potential,” “target,” “outlook” or words of similar meaning) are not statements of historical facts and may be forward-looking.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected, or expectations suggested, in forward-looking statements made by or on behalf of ALLETE in this Quarterly Report on Form 10-Q, in presentations, on our website, in response to questions or otherwise. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements:

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

ALLETE First Quarter 2009 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited
	March 31,	December 31,
	2009	2008

Assets
Current Assets
Cash and Cash Equivalents	$98.0	$102.0
Accounts Receivable (Less Allowance of $0.7 at March 31, 2009
and $0.7 at December 31, 2008)	76.4	76.3
Inventories	49.8	49.7
Prepayments and Other	19.7	24.3
Total Current Assets	243.9	252.3
Property, Plant and Equipment - Net	1,435.2	1,387.3
Investment in ATC	79.7	76.9
Other Investments	127.3	136.9
Other Assets	282.8	281.4
Total Assets	$2,168.9	$2,134.8

Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$51.9	$75.7
Accrued Taxes	17.7	12.9
Accrued Interest	10.0	8.9
Long-Term Debt Due Within One Year	14.0	10.4
Notes Payable	6.0	6.0
Other	37.7	36.8
Total Current Liabilities	137.3	150.7
Long-Term Debt	627.1	588.3
Deferred Income Taxes	182.2	169.6
Other Liabilities	363.9	389.3
Total Liabilities	1,310.5	1,297.9

Commitments and Contingencies (Note 13)

Equity
ALLETE’s Equity
Common Stock Without Par Value, 43.3 Shares Authorized, 33.2 and 32.6
Shares Outstanding	549.5	534.1
Unearned ESOP Shares	(51.3)	(54.9)
Accumulated Other Comprehensive Loss	(33.6)	(33.0)
Retained Earnings	384.1	380.9
Total ALLETE’s Equity	848.7	827.1
Non-Controlling Interest in Subsidiaries	9.7	9.8
Total Equity	858.4	836.9
Total Liabilities and Equity	$2,168.9	$2,134.8

The accompanying notes are an integral part of these statements.

ALLETE First Quarter 2009 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited
	Quarter Ended
	March 31,
	2009	2008

Operating Revenue
Operating Revenue	$204.9	$213.4
Prior Year Rate Refunds	(5.3)	–
Total Operating Revenue	199.6	213.4

Operating Expenses
Fuel and Purchased Power	72.8	86.3
Operating and Maintenance	80.5	83.1
Depreciation	15.2	12.7
Total Operating Expenses	168.5	182.1

Operating Income	31.1	31.3

Other Income (Expense)
Interest Expense	(8.7)	(6.0)
Equity Earnings in ATC	4.2	3.4
Other	1.1	8.6
Total Other Income (Expense)	(3.4)	6.0

Income Before Income Taxes	27.7	37.3
Income Tax Expense	10.8	13.7
Net Income	$16.9	$23.6

Average Shares of Common Stock
Basic	30.9	28.7
Diluted	31.0	28.7

Basic and Diluted Earnings Per Share of Common Stock	$0.55	$0.82

Dividends Per Share of Common Stock	$0.44	$0.43

The accompanying notes are an integral part of these statements.

ALLETE First Quarter 2009 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions - Unaudited
	Quarter Ended
	March 31,
	2009	2008

Operating Activities
Net Income	$16.9	$23.6
Allowance for Funds Used During Construction	(1.3)	(1.0)
Loss (Income) from Equity Investments, Net of Dividends	0.3	(0.4)
Gain on Sale of Available-for-Sale Securities	–	(6.5)
Depreciation and Amortization	15.4	12.9
Deferred Income Tax Expense	10.5	6.1
Stock Compensation Expense	0.6	0.6
Bad Debt Expense	0.3	0.2
Changes in Operating Assets and Liabilities
Accounts Receivable	(0.3)	9.2
Inventories	(0.1)	(0.2)
Prepayments and Other	4.5	9.5
Accounts Payable	(10.0)	(14.6)
Other Current Liabilities	6.9	10.3
Other Assets	(1.2)	0.5
Other Liabilities	(8.0)	4.7
Cash from Operating Activities	34.5	54.9

Investing Activities
Proceeds from Sale of Available-for-Sale Securities	0.9	45.6
Payments for Purchase of Available-for-Sale Securities	(0.2)	(42.9)
Investment in ATC	(1.9)	–
Changes to Other Investments	6.4	6.9
Additions to Property, Plant and Equipment	(74.6)	(59.6)
Other	(0.2)	(0.2)
Cash for Investing Activities	(69.6)	(50.2)

Financing Activities
Proceeds from Issuance of Common Stock	2.8	1.1
Proceeds from Issuance of Long-Term Debt	42.9	61.0
Reductions of Long-Term Debt	(0.5)	(0.6)
Debt Issuance Costs	(0.5)	(0.5)
Dividends on Common Stock	(13.6)	(12.8)
Cash from Financing Activities	31.1	48.2

Change in Cash and Cash Equivalents	(4.0)	52.9
Cash and Cash Equivalents at Beginning of Period	102.0	23.3

Cash and Cash Equivalents at End of Period	$98.0	$76.2

The accompanying notes are an integral part of these statements.

ALLETE First Quarter 2009 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2008 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Certain prior year amounts within operating activities in our consolidated statement of cash flows have been reclassified between line items for comparative purposes. The reclassifications did not affect our net income or cash flows from operating activities. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of ALLETE for the interim periods presented. Operating results for the period ended March 31, 2009, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes included in our 2008 Form 10-K and Form 10-K/A.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

	March 31,	December 31,
Inventories	2009	2008
Millions

Fuel	$16.6	$16.6
Materials and Supplies	33.2	33.1

Total Inventories	$49.8	$49.7

Other Liabilities.

	March 31,	December 31,
Other Liabilities	2009	2008
Millions

Pension Liability	$146.4	$165.2
Other	217.5	224.1

Total Other Liabilities	$363.9	$389.3

Supplemental Statement of Cash Flows Information.

For the Quarter Ended March 31,	2009	2008
Millions

Cash Paid During the Period for
Interest – Net of Amounts Capitalized	$7.3	$8.7
Income Taxes	$0.6	$0.6

Noncash Investing and Financing Activities
Change in Accounts Payable for Capital Additions to Property Plant and Equipment	$(13.8)	$(0.2)
ALLETE Common Stock contributed to the Pension Plan	$(12.0)	–

New Accounting Standards. FSP FAS 157-2. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement 157,” which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The implementation of FSP FAS 157-2 did not have a material impact on our consolidated financial position, results of operations or cash flows. (See Note 5. Fair Value.)

ALLETE First Quarter 2009 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 160. In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for non-controlling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. SFAS 160 defines a non-controlling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the presentation of the consolidated income statement by requiring consolidated net income to include amounts attributable to the parent and the non-controlling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. ALLETE Properties does have certain non-controlling interests in consolidated subsidiaries.

Effective for the quarter ended March 31, 2009, we adopted SFAS 160 which impacted the presentation of our consolidated balance sheet. For the quarter ended March 31, 2009 and 2008, we did not record any non-controlling interest income and therefore have not changed the presentation of our consolidated income statement or statement of cash flows. Both statements and any remaining presentation changes will be updated to conform with SFAS 160 in future periods when non-controlling interest income is recorded.

SFAS 161. In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was adopted on January 1, 2009. As SFAS 161 provides only disclosure requirements, the adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows. (See Note 4. Derivatives.)

FSP FAS 132(R)-1. In December 2008, the FASB issued FSP FAS 132(R)-1. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. Upon initial adoption, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion 28, “Interim Financial Reporting,” respectively, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

ALLETE First Quarter 2009 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

FSP FAS 157-4. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for applying the provisions of SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 will be required for interim periods ending after June 15, 2009. We do not believe it will have a material impact on our consolidated financial position, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), which amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. FSP FAS 115-2 and FAS 124-2 will be required for interim periods ending after June 15, 2009. We do not believe it will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2.  BUSINESS SEGMENTS

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, and ALLETE Properties, our Florida real estate business. This segment also includes Emerging Technology Investments, a small amount of non-rate base generation, approximately 7,000 acres of land for sale in Minnesota, and earnings on cash and short-term investments.

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended March 31, 2009
Operating Revenue	$204.9	$186.4	$18.5
Prior Year Rate Refunds	(5.3)	(5.3)	–
Total Operating Revenue	199.6	181.1	18.5
Fuel and Purchased Power	72.8	72.8	–
Operating and Maintenance	80.5	62.8	17.7
Depreciation Expense	15.2	14.1	1.1
Operating Income (Loss)	31.1	31.4	(0.3)
Interest Expense	(8.7)	(7.3)	(1.4)
Equity Earnings in ATC	4.2	4.2	–
Other Income (Loss)	1.1	1.2	(0.1)
Income (Loss) Before Income Taxes	27.7	29.5	(1.8)
Income Tax Expense (Benefit)	10.8	11.8	(1.0)
Net Income (Loss)	$16.9	$17.7	$(0.8)

As of March 31, 2009
Total Assets	$2,168.9	$1,872.5	$296.4
Property, Plant and Equipment – Net	$1,435.2	$1,381.9	$53.3
Accumulated Depreciation	$867.1	$817.6	$49.5
Capital Additions	$61.7	$60.8	$0.9

ALLETE First Quarter 2009 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended March 31, 2008
Operating Revenue	$213.4	$193.3	$20.1
Fuel and Purchased Power	86.3	86.3	–
Operating and Maintenance	83.1	62.5	20.6
Depreciation Expense	12.7	11.5	1.2
Operating Income (Loss)	31.3	33.0	(1.7)
Interest Expense	(6.0)	(5.8)	(0.2)
Equity Earnings in ATC	3.4	3.4	–
Other Income	8.6	1.1	7.5
Income Before Income Taxes	37.3	31.7	5.6
Income Tax Expense	13.7	11.6	2.1
Net Income	$23.6	$20.1	$3.5

As of March 31, 2008
Total Assets	$1,715.8	$1,419.8	$296.0
Property, Plant and Equipment – Net	$1,153.1	$1,099.3	$53.8
Accumulated Depreciation	$850.8	$804.8	$46.0
Capital Additions	$60.3	$58.0	$2.3

NOTE 3.  INVESTMENTS

Investments. Our long-term investment portfolio includes the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, our Emerging Technology Investments, ARS, and land held for sale in Minnesota.

	March 31,	December 31,
Investments	2009	2008
Millions
ALLETE Properties	$85.1	$84.9
Available-for-Sale Securities	30.6	32.6
Emerging Technology Investments	6.2	7.4
Other	5.4	12.0
Total Investments	$127.3	$136.9

	March 31,	December 31,
ALLETE Properties	2009	2008
Millions

Land Held for Sale Beginning Balance	$71.2	$62.6
Additions During Period: Capitalized Improvements	0.9	10.5
Deductions During Period: Cost of Real Estate Sold	(0.6)	(1.9)
Land Held for Sale Ending Balance	71.5	71.2
Long-Term Finance Receivables	13.5	13.6
Other	0.1	0.1
Total Real Estate Assets	$85.1	$84.9

Land Held for Sale. Land held for sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels. Land values are reviewed for impairment and no impairments have been recorded for the quarter ended March 31, 2009 (none in 2008).

Finance Receivables. Finance receivables, which are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.1 million at March 31, 2009 ($0.1 million at December 31, 2008). The majority are receivables having maturities up to four years.

ALLETE First Quarter 2009 Form 10-Q

NOTE 3.  INVESTMENTS (Continued)

Auction Rate Securities. As of March 31, 2009, we held $14.3 million ($15.2 million at December 31, 2008) of three auction rate municipal bonds with stated maturity dates ranging between 15 and 27 years. These ARS consist of guaranteed student loans insured or reinsured by the federal government. These ARS were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors can either buy or sell securities. Beginning in 2008, the auctions have been unable to sustain themselves due to the overall lack of market liquidity and we have been unable to liquidate all of our ARS. As a result, we have classified the ARS as long-term investments and have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. In the meantime, these securities will pay a default rate which is above market interest rates.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include the following: estimated interest rates, estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), amount of cash flows, and expected holding periods of the ARS. These inputs reflect the Company’s judgments about assumptions that market participants would use in pricing ARS including assumptions about risk. Based upon the results of the discounted cash flow model, the fact that these ARS consist of guaranteed student loans insured or reinsured by the federal government, and recent market activity, no other-than-temporary impairment loss has been reported.

NOTE 4.  DERIVATIVES

In 2009, we have entered into financial derivative instruments to manage price risk for certain power marketing contracts. These derivative instruments are recorded on our consolidated balance sheet at fair value. Changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria is met.

As of March 31, 2009, we have recorded approximately $0.5 million of commodity based derivatives in other assets on our consolidated balance sheet. Of this total, $0.2 million has been designated as a cash flow hedge and any mark-to-market fluctuations have been recorded in other comprehensive income on the consolidated balance sheet.

The commodity based derivative instrument designated as a cash flow hedge relates to an energy sale with pricing based on daily natural gas prices. Through the first quarter of 2009 the price for natural gas has dropped, decreasing the overall margins for this contract. As a means to offset the reduced margins associated with the falling natural gas prices, we entered into a natural gas swap to lock in a fixed price for a portion of the remaining contract, which expires in April 2010. If the cash flow hedge is effective in offsetting the changing value of natural gas prices, the difference is recorded in the consolidated statement of income at the same time earnings are affected by the energy sale transaction. If the cash flow hedge is not effective, the ineffective portion is recorded directly to earnings.

The remaining commodity based derivative not designated as a cash flow hedge, relates primarily to the sale of a 50-MW energy swap. We sold the energy swap to mitigate the impact of falling energy market prices. The 50-MW energy swap locks in a fixed energy price for July and August of 2009. We elected not to apply hedge accounting to this transaction due to the short-term nature of the swap and the limited financial exposure to the Company. The fair value for this transaction as of March 31, 2009, was $0.3 million and has been recorded in operating revenue on our consolidated statement of income.

ALLETE First Quarter 2009 Form 10-Q

NOTE 5.  FAIR VALUE

As defined in SFAS 157, “Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments in this category include primarily mutual fund investments held to fund employee benefits.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category represent the Company’s deferred compensation obligation, fixed income securities, and commodity based derivatives.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, management performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those instruments whose fair value is based on significant unobservable inputs. Instruments in this category include ARS consisting of guaranteed student loans classified as Level 3 investments as of March 31, 2009. The Company also holds certain financial transmission rights (FTRs) related to our participation in MISO. While our valuation of these FTRs is based on Level 3 inputs, the fair value of our FTRs at March 31, 2009, is immaterial, and as a result we have not presented them in the tables below.

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. As required by SFAS 157, each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of March 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Mutual Funds	$11.9	–	–	$11.9
Bonds	–	$3.5	–	3.5
Derivatives	0.2	0.3	–	0.5
Auction Rate Securities	–	–	$14.3	14.3
Money Market Funds	4.3	–	–	4.3
Total Fair Value of Assets	$16.4	$3.8	$14.3	$34.5

Liabilities:
Deferred Compensation Obligation	–	$13.3	–	$13.3
Total Fair Value of Liabilities	–	$13.3	–	$13.3
Total Net Fair Value of Assets (Liabilities)	$16.4	$(9.5)	$14.3	$21.2

ALLETE First Quarter 2009 Form 10-Q

NOTE 5.  FAIR VALUE (Continued)

	Fair Value as of December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Mutual Funds	$13.5	–	–	$13.5
Bonds	–	$3.3	–	3.3
Auction Rate Securities	–	–	$15.2	15.2
Money Market Funds	10.6	–	–	10.6
Total Fair Value of Assets	$24.1	$3.3	$15.2	$42.6

Liabilities:
Deferred Compensation Obligation	–	$13.5	–	$13.5
Total Fair Value of Liabilities	–	$13.5	–	$13.5

Total Net Fair Value of Assets (Liabilities)	$24.1	$(10.2)	$15.2	$29.1

Recurring Fair Value Measures	Auction Rate Securities
Activity in Level 3	2009	2008
Millions
Balance as of December 31, 2008 and December 31, 2007, respectively	$15.2	–
Purchases, Sales, Issuances and Settlements, Net	(0.9)	–
Level 3 Transfers In	–	$25.2
Balance as of March 31,	$14.3	$25.2

NOTE 6.  REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

Minnesota Power’s wholesale customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a wholesale customer of Minnesota Power. In 2008, Minnesota Power entered into new contracts with all of our wholesale customers with the exception of one small customer whose contract is now in the cancellation period. The new contracts transition each customer to formula-based rates, which means rates can be adjusted annually based on changes in costs. The new agreements with the private utilities in Wisconsin are subject to PSCW approval. In February 2009, the FERC approved our municipal contracts, including the formula-based rate provision. A 9.5 percent rate increase for our municipal customers was implemented on February 1, 2009 under the formula-based rate provision. Incremental revenue from this rate increase is expected to be approximately $7 million on an annualized basis.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average rate increase of 8.5 percent for retail customers. The retail rate filing sought a return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would have generated approximately $40 million in additional revenue. Interim rates went into effect on August 1, 2008, and resulted in an increase for retail customers of approximately $36 million, or 7.5 percent, on an annualized basis, subject to refund pending the final rate order.

On April 3, 2009, the MPUC deliberated and voted on our retail rate filing. Based on this hearing, we estimate that the MPUC will order an overall rate increase of approximately 4.5 percent when a formal written order (Order) is issued on or before May 4, 2009. The MPUC approved a 10.74 percent return on common equity and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. The MPUC also approved the stipulation and settlement agreement that affirmed the Company’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the retail rate filing. The approved agreement eliminates the possibility that approximately $19 million of fuel and purchased power costs incurred in 2008 would not be recovered via the fuel adjustment clause. Once the Order has been issued, any party may request reconsideration to the MPUC. After reconsideration, any party may appeal to the Minnesota Court of Appeals. We will continue collecting interim rates from our customers until the new rates go into effect, which will be after the reconsideration period has expired and after all compliance filings are completed and accepted. Reconsideration of the order or modifications during compliance could affect the final rate increase estimate.

ALLETE First Quarter 2009 Form 10-Q

NOTE 6.  REGULATORY MATTERS (Continued)

As of March 31, 2009, we recorded an $8.9 million liability, including interest, for refunds anticipated to be paid to our customers as a result of the MPUC hearing on our retail rate filing. Current year rate refunds totaling $3.3 million have been netted against operating revenue on our consolidated statement of income and prior year rate refunds totaling $5.3 million are stated separately. Interest expense of $0.3 million was also recorded on our consolidated statement of income related to rate refunds. Refunds will commence once final rates are effective.

SWL&P’s current retail rates are based on a December 2008 PSCW retail rate order that became effective January 1, 2009, and allows for an 11.1 percent return on common equity. The new rates reflect a 3.5 percent average increase in retail utility rates for SWL&P customers (a 13.4 percent increase in water rates, a 4.7 percent increase in electric rates, and a 0.6 percent decrease in natural gas rates). On an annualized basis, the rate increase will generate approximately $3 million in additional revenue.

Investment in ATC. Our wholly-owned subsidiary Rainy River Energy owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota, and Illinois. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of establishing the independent operation and ownership of, and investment in, transmission facilities. We account for our investment in ATC under the equity method of accounting, pursuant to EITF 03-16, “Accounting for Investments in Limited Liability Companies.” As of March 31, 2009, our equity investment balance in ATC was $79.7 million ($66.7 million as of March 31, 2008). On April 30, 2009, we invested an additional $1.6 million in ATC.

ALLETE’s Interest in ATC
Millions
Equity Investment Balance as of December 31, 2008	$76.9
Cash Investments	1.9
Equity in ATC Earnings	4.2
Distributed ATC Earnings	(3.3)
Equity Investment Balance as of March 31, 2009	$79.7

NOTE 7.  SHORT-TERM AND LONG-TERM DEBT

Long-Term Debt. In January 2009, we issued $42 million in principal amount of First Mortgage Bonds (Bonds) in the private placement market. The Bonds mature January 15, 2019, and carry a coupon rate of 8.17 percent. We have the option to prepay all or a portion of the Bonds at our discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for this type of transaction. We are using the proceeds from the sale of the Bonds to fund utility capital expenditures and for general corporate purposes.

NOTE 8.  OTHER INCOME (EXPENSE)

For the Quarter Ended March 31,	2009	2008
Millions
Loss on Emerging Technology Investments	$(1.2)	$(0.5)
AFUDC – Equity	1.3	1.0
Investment and Other Income (a)	1.0	8.1
Total Other Income	$1.1	$8.6

(a)
In 2008, Investment and Other Income included a gain from the sale of certain available-for-sale securities. The gain was triggered when securities were sold to reallocate investments to meet defined investment allocations based upon an approved investment strategy.

ALLETE First Quarter 2009 Form 10-Q

NOTE 9.  INCOME TAX EXPENSE

For the Quarter Ended March 31,	2009	2008
Millions

Current Tax Expense (Benefit)
Federal	$(0.7)	$4.8
State	1.0	2.8
Total Current Tax Expense	0.3	7.6
Deferred Tax Expense
Federal	9.3	5.5
State	1.5	0.9
Deferred Tax Credits	(0.3)	(0.3)
Total Deferred Tax Expense	10.5	6.1
Total Income Tax Expense	$10.8	$13.7

For the quarter ended March 31, 2009, the effective tax rate was 39.0 percent (36.6 percent for the quarter ended March 31, 2008). The 2009 effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for Medicare health  subsidies, AFUDC-Equity, investment tax credits, wind production tax credits and depletion.

Uncertain Tax Positions. Under the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” we have gross unrecognized tax benefits of $8.7 million as of March 31, 2009. Of this total, $1.3 million (net of federal tax benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.

We expect that the total amount of unrecognized tax benefits as of March 31, 2009 will change by less than $1.0 million in the next 12 months.

NOTE 10.  OTHER COMPREHENSIVE INCOME

The components of total comprehensive income were as follows:

Other Comprehensive Income
Net of Tax
For the Quarter Ended March 31,	2009	2008
Millions
Net Income	$16.9	$23.6
Other Comprehensive Income
Unrealized Gain (Loss) on Securities	(1.0)	(1.3)
Reclassification Adjustment for Gains Included in Income	–	(3.8)
Unrealized Gain on Derivatives	0.1	–
Defined Benefit Pension and Other Postretirement Plans	0.3	0.5
Total Other Comprehensive Income (Loss)	(0.6)	(4.6)
Total Comprehensive Income	$16.3	$19.0

ALLETE First Quarter 2009 Form 10-Q

NOTE 11.  EARNINGS PER SHARE

The difference between basic and diluted earnings per share, if any, arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, “Earnings Per Share,” for the quarter ended March 31, 2009 and March 31, 2008, 0.6 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, therefore, their effect would have been anti-dilutive.

Reconciliation of Basic and Diluted
Earnings Per Share
For the Quarter Ended March 31,		2009			2008
		Dilutive			Dilutive
	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts

Net Income	$16.9	–	$16.9	$23.6	–	$23.6
Common Shares	30.9	0.1	31.0	28.7	–	28.7
Earnings Per Share	$0.55	–	$0.55	$0.82	–	$0.82

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

			Postretirement
Components of Net Periodic Benefit Expense	Pension		Health and Life
For the Quarter Ended March 31,	2009	2008	2009	2008
Millions
Service Cost	$1.4	$1.5	$1.0	$1.0
Interest Cost	6.5	6.3	2.5	2.4
Expected Return on Plan Assets	(8.4)	(8.1)	(2.1)	(1.8)
Amortization of Prior Service Costs	0.1	0.2	–	–
Amortization of Net Loss	0.9	0.4	0.6	0.4
Amortization of Transition Obligation	–	–	0.7	0.6

Net Periodic Benefit Expense	$0.5	$0.3	$2.7	$2.6

Employer Contributions. For the quarter ended March 31, 2009, we contributed $18.0 million to our pension plan; $12.0 million was contributed through the issuance of 463,000 shares of ALLETE common stock. We also contributed $9.3 million to our postretirement health and life plan. We expect to make additional contributions of $14.9 million to our pension plan and $5.0 million to our postretirement health and life plan in 2009.

FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act)” provides accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP FAS 106-2 requires that the accumulated postretirement benefit obligation and postretirement benefit cost reflect the impact of the Act upon adoption. We provide postretirement health benefits that include prescription drug benefits which qualify us for the federal subsidy under the Act. The expected reimbursement for Medicare health subsidies reduced our after-tax postretirement medical expense by $2.0 million for 2009 ($1.2 million for 2008). In 2005, we enrolled with the Centers for Medicare and Medicaid Services (CMS) and began recovering the subsidy in 2007. In the quarter ended March 31, 2009, we received $0.3 million from the 2007 CMS plan year.

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Off-Balance Sheet Arrangements. Square Butte. Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of low-cost energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota Power serves as the operator of the Unit and also purchases power from Square Butte.

ALLETE First Quarter 2009 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. At March 31, 2009, Square Butte had total debt outstanding of $307.6 million. Total annual debt service for Square Butte is expected to be approximately $29 million in each of the years 2009 through 2013. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

North Dakota Wind Project. In March 2009, we filed a petition with the MPUC for current cost recovery of investments and expenditures related to the Bison I Wind Project (Bison I) and associated transmission upgrades. With MPUC approval, Bison I will become the first portion of several hundred MWs of the North Dakota Wind Project, which upon completion is expected to complete the 2025 renewable energy supply requirements for our retail load. Bison I will be located southwest of Center, North Dakota and comprised of 33 wind turbines with a nameplate capacity of 75 MWs. As part of the North Dakota Wind Project, we announced plans to purchase an existing 250 kV DC transmission line to transport this wind energy to our customers while gradually reducing the supply of energy currently delivered to our system on this same transmission line from Square Butte’s coal-fired Milton R. Young Unit 2. In September 2008, we signed an agreement to purchase the transmission line from Square Butte for approximately $80 million. The transaction is subject to regulatory approvals and is anticipated to close in 2009.

Wind Power Purchase Agreements. We have two wind power purchase agreements with an affiliate of NextEra Energy to purchase the output from two wind facilities, Oliver Wind I (50 MWs) and Oliver Wind II (48 MWs) located near Center, North Dakota. Each agreement is for 25 years and provides for the purchase of all output from the facilities.

The power purchase agreements (PPAs) described above have been evaluated under the provisions of FIN 46R. We have determined that either we have no variable interest in the PPAs, or where we do have variable interests, we are not the primary beneficiary; therefore, consolidation is not required. These conclusions are based on the following factors: we have no equity investment in these facilities and do not incur actual or expected losses related to the loss of facility value, and we do not exude significant control over the operations of each of these facilities. Our financial exposure relating to these PPAs relates to our fixed capacity and energy payments.

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

Coal, Rail and Shipping Contracts. We have three primary coal supply agreements with various expiration dates ranging from December 2009 to December 2011. We also have rail and shipping agreements for the transportation of all of our coal, with various expiration dates ranging from December 2009 to January 2012. Our minimum annual payment obligations under these coal, rail and shipping agreements are currently $46.6 million in 2009, $11.7 million in 2010, $7.6 million in 2011, and no specific commitments beyond 2011. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

ALLETE First Quarter 2009 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

On January 24, 2008, we received a letter from BNSF alleging that the Company defaulted on a material obligation under the Company’s Coal Transportation Agreement (CTA). In the notice, BNSF claimed we underpaid approximately $1.6 million for coal transportation services in 2006 and that failure to pay such amount plus interest may result in BNSF’s termination of the CTA. On April 1, 2008, to ensure that BNSF did not attempt to terminate the CTA, we paid under protest the full amount claimed by BNSF and filed a demand for arbitration of the issue. On April 22, 2008, BNSF filed a counterclaim in the arbitration disputing our position that we are entitled to a refund from BNSF of $1.5 million plus interest for amounts that we overpaid for 2007 deliveries. On March 11, 2009, the Company and BNSF resolved the disputes with no resulting associated Company liability or loss contingencies, and by an order dated March 27, 2009, the arbitrator dismissed the case. The delivered costs of fuel for the Company’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Emerging Technology Investments. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make $0.7 million in additional investments in certain emerging technology venture capital funds. We do not have plans to make any additional investments beyond this commitment.

Environmental Matters. Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. We consider our businesses to be in substantial compliance with currently applicable environmental regulations and believe all necessary permits to conduct such operations have been obtained. Due to future restrictive environmental requirements through legislation and/or rulemaking, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. We review environmental matters for disclosure on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in our consolidated balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are charged to expense unless recoverable in rates from customers.

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

ALLETE First Quarter 2009 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Pursuant to the regional haze rule, Minnesota was required to develop its SIP by December 2007. As a mechanism for demonstrating progress towards meeting the long-term regional haze goal, in April 2007, the MPCA advanced a draft conceptual SIP which relied on the implementation of the CAIR. However, a formal SIP was never filed due to the Court’s review of CAIR as more fully described above under “EPA Clean Air Interstate Rule.” Subsequently, the MPCA has requested that companies with BART eligible units complete and submit a BART emissions control retrofit study, which was done on Taconite Harbor Unit 3 in November 2008 in order to develop a final SIP for submission to the EPA. The retrofit work currently underway on Boswell Unit 3 meets the BART requirement for that unit. It is uncertain what controls will ultimately be required at Taconite Harbor Unit 3 in connection with the regional haze rule.

EPA Clean Air Mercury Rule. In March 2005, the EPA also announced the Clean Air Mercury Rule (CAMR) that would have reduced and permanently capped electric utility mercury emissions in the continental United States through a cap and trade program. In February 2008, the Court vacated the CAMR and remanded the rulemaking to the EPA for reconsideration. In October 2008, the Department of Justice, on behalf of the EPA, petitioned the Supreme Court to review the Court’s decision in the CAMR case. In January 2009, the EPA withdrew their petition, paving the way for possible regulation of mercury emissions through Section 112 of the Clean Air Act, setting Maximum Achievable Control Technology standards for the utility sector. Cost estimates for complying with potential future mercury regulations under the Clean Air Act are premature at this time.

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

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site within the City of Superior, Wisconsin and formerly operated by SWL&P. We have been working with the WDNR to determine the extent of contamination and the remediation of contaminated locations. We have accrued a $0.5 million liability for this site as of March 31, 2009, and have recorded a corresponding regulatory asset as we expect recovery of remediation costs to be allowed by the PSCW.

ALLETE Properties. As of March 31, 2009, ALLETE Properties, through its subsidiaries, had surety bonds outstanding of $18.2 million primarily related to performance and maintenance obligations for governmental entities to construct improvements in the Company’s various projects. The cost of the remaining work to be completed on these improvements is estimated to be approximately $8.5 million, and ALLETE Properties does not believe it is likely that any of these outstanding bonds will be drawn upon.

ALLETE First Quarter 2009 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6% Capital Improvement Revenue Bonds, Series 2005; and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7% Special Assessment Bonds, Series 2006. The Capital Improvement Revenue Bonds and the Special Assessment Bonds are payable through property tax assessments on the land owners over 31 years (by May 1, 2036 and 2037 respectively). The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district, and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by each district. The assessments were billed to the landowners in November 2006, for Town Center and November 2007, for Palm Coast Park. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At March 31, 2009, we owned 69 percent of the assessable land in the Town Center District (69 percent at December 31, 2008) and 86 percent of the assessable land in the Palm Coast Park District (86 percent at December 31, 2008). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under current accounting rules, these bonds are not reflected as debt on our consolidated balance sheet.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2008 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading: “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” located on page 5 and “Risk Factors” located in Part I, Item 1A, page 20 of our 2008 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

OVERVIEW

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to 143,000 retail customers and wholesale electric service to 16 municipalities. SWL&P provides regulated electric service, natural gas and water service in northwestern Wisconsin to 15,000 electric customers, 12,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities.

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, and ALLETE Properties, our Florida real estate business. This segment also includes Emerging Technology Investments ($6.2 million at March 31, 2009), a small amount of non-rate base generation, approximately 7,000 acres of land for sale in Minnesota, and earnings on cash and short-term investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2009, unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE First Quarter 2009 Form 10-Q

Financial Overview

(See Note 2. Business Segments for financial results by segment.)

The following net income discussion summarizes a comparison of the quarter ended March 31, 2009 to the quarter ended March 31, 2008.

Net income for 2009 was $16.9 million, or $0.55 per diluted share compared to $23.6 million, or $0.82 per diluted share for 2008. Earnings per diluted share decreased approximately $0.04 compared to 2008 as a result of additional shares of common stock outstanding in 2009. (See Note 11. Earnings Per Share.) Net income for 2009 was down $6.7 million from 2008.

Regulated Operations contributed income of $17.7 million in 2009 ($20.1 million in 2008). The decrease in earnings is primarily due to rate refunds related to 2008 as a result of an April 3, 2009 MPUC hearing, and higher depreciation and interest expense. The decrease was partially offset by:

•	the August 1, 2008 interim rate increase, net of 2009 estimated rate refunds for retail customers in Minnesota; and
•	FERC approved wholesale rate increases for our municipal customers on March 1, 2008 and February 1, 2009.

In addition, lower sales to our large power customers were mostly offset by higher sales to Other Power Suppliers.

Investments and Other reflected a net loss of $0.8 million in 2009 ($3.5 million net income in 2008).

The decrease in 2009 is primarily due to the sale of certain available-for-sale securities in the first quarter of 2008, and a net loss at ALLETE Properties of $1.1 million in the quarter ended Mach 31, 2009 ($0.5 million net loss in the quarter ended March 31, 2008), which continues to experience difficult real estate market conditions in Florida.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2009 AND 2008

(See Note 2 – Business Segments for financial results by segment.)

Regulated Operations

Operating revenue decreased $12.2 million, or 6 percent, from 2008 due to lower fuel and purchased power recoveries, lower retail and municipal kilowatt-hour sales, and estimated prior year retail rate refunds related to our 2008 retail rate case anticipated to be paid to our customers. These decreases were partially offset by higher sales to Other Power Suppliers and higher rates.

Lower fuel and purchased power recoveries along with a decrease in retail and municipal kilowatt-hour sales combined for a total revenue reduction of $25.4 million. Fuel and purchased power recoveries decreased due to a $13.5 million reduction in fuel and purchased power expense. (See Fuel and Purchased Power Expense discussion below.) Total kilowatt-hour sales to retail and municipal customers decreased 17.6 percent from 2008 primarily due to idled production lines and plant closures at some of our taconite customers.

Estimated prior year retail rate refunds based on an April 3, 2009 MPUC hearing total $5.3 million.

The decrease in kilowatt-hour sales to retail and municipal customers has been more than offset by revenue from electric sales to Other Power Suppliers which increased $15.0 million in 2009. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Higher rates resulting from the August 1, 2008 interim rate increase for retail customers in Minnesota increased revenue by $4.8 million, net of estimated refunds, and the FERC approved wholesale rate increases for our municipal customers on March 1, 2008 and February 1, 2009 increased revenue by $2.2 million.

ALLETE First Quarter 2009 Form 10-Q

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2009 AND 2008 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Quantity	%
Quarter Ended March 31,	2009	2008	Variance	Variance
Millions

Regulated Utility
Retail and Municipals
Residential	375	363	12	3.3%
Commercial	379	382	(3)	(0.8) %
Industrial	1,323	1,823	(500)	(27.4) %
Municipals	265	273	(8)	(2.9) %
Total Retail and Municipals	2,342	2,841	(499)	(17.6) %
Other Power Suppliers	916	404	512	126.7%
Total Regulated Utility Kilowatt-hours Sold	3,258	3,245	13	0.4%

Revenue from electric sales to taconite customers accounted for 19 percent of consolidated operating revenue during the first three months of 2009 (26 percent in 2008). The decrease in revenue to our taconite customers was offset by revenue from electric sales to Other Power Suppliers which accounted for 17 percent of consolidated operating revenue during the first three months of 2009 (9 percent in 2008). Revenue from electric sales to paper and pulp mills accounted for 8 percent of consolidated operating revenue during the first three months of 2009 (9 percent in 2008). Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue during the first three months of 2009 (7 percent in 2008).

Operating expenses decreased $10.6 million, or 7 percent, from 2008.

Fuel and Purchased Power Expense decreased $13.5 million, or 16 percent, from 2008 primarily due to a decrease in purchased power expense reflecting lower market prices for energy.

Operating and Maintenance Expense increased $0.3 million from 2008 reflecting higher labor and benefits and rate case expenses, which were mostly offset by lower natural gas purchases due to a decline in the price and quantity of natural gas.

Depreciation Expense increased $2.6 million, or 23 percent, from 2008 reflecting higher property, plant, and equipment balances placed in service and higher annual depreciation rates for distribution and transmission.

Interest expense increased $1.5 million, or 26 percent, from 2008 primarily due to higher long-term debt balances from increased construction activity and $0.3 million related to estimated rate refunds.

Investments and Other

Operating revenue decreased $1.6 million, or 8 percent, from 2008 primarily due to a decrease in revenue at ALLETE Properties reflecting continued weak real estate market conditions in Florida and the loss of rental income related to the retail shopping center in Winter Haven, Florida which was sold in the second quarter of 2008.

ALLETE Properties	2009		2008
Revenue and Sales Activity	Quantity	Amount	Quantity	Amount
Dollars in Millions

Revenue from Land Sales
Acres (a)	19	$2.2	2	$1.3
Contract Sales Price (b)		2.2		1.3
Deferred Revenue		(0.6)		–
Revenue from Land Sales		1.6		1.3
Other Revenue		0.2		1.4
Total ALLETE Properties Revenue		$1.8		$2.7

(a)	Acreage amounts are shown on a gross basis, including wetlands and non-controlling interest.
(b)	Reflects total contract sales price on closed land transactions. Land sales are recorded using a percentage-of-completion method.

ALLETE First Quarter 2009 Form 10-Q

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2009 AND 2008 (Continued)
Investments and Other (Continued)

Operating expenses decreased $3.0 million, or 14 percent, from 2008 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

Interest expense increased $1.2 million from 2008 primarily due to higher long term debt balances.

Other income decreased $7.6 million from 2008 primarily due to the absence of a $6.8 million gain realized from the sale of certain available-for-sale securities in the first quarter of 2008.

Income Taxes – Consolidated

For the quarter ended March 31, 2009, the effective tax rate was 39.0 percent (36.6 percent for the quarter ended March 31, 2008). The effective tax rate in both years deviated from the statutory rate (approximately 41 percent) primarily due to deductions for Medicare health subsidies, AFUDC-Equity, depletion, investment tax credits, and wind production tax credits.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting measurements under applicable GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, valuation of investments, pension and postretirement health and life actuarial assumptions, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7 of our 2008 Form 10-K.

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

Our strategy going forward is to focus on growth opportunities within our core business as we expect to continue making significant investments to comply with renewable and environmental requirements, maintain our existing low-cost generation fleet, and strengthen and enhance the regional transmission grid. We will also look for additional transmission and renewable energy opportunities which take advantage of our geographical location between sources of renewable energy and growing energy markets. Earnings from our ATC investment are expected to grow as we anticipate making additional investments to fund our pro-rata share of ATC’s capital expansion program. We expect to invest $5 to $7 million in ATC throughout 2009.

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

ALLETE First Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Minnesota Power’s wholesale customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a wholesale customer of Minnesota Power. In 2008, Minnesota Power entered into new contracts with all of our wholesale customers with the exception of one small customer whose contract is now in the cancellation period. The new contracts transition each customer to formula-based rates, which means rates can be adjusted annually based on changes in costs. The new agreements with the private utilities in Wisconsin are subject to PSCW approval. In February 2009, the FERC approved our municipal contracts, including the formula-based rate provision. A 9.5 percent rate increase for our municipal customers was implemented on February 1, 2009 under the formula-based rate provision. Incremental revenue from this rate increase is expected to be approximately $7 million on an annualized basis.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average rate increase of 8.5 percent for retail customers. The retail rate filing sought a return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would have generated approximately $40 million in additional revenue. Interim rates went into effect on August 1, 2008, and resulted in an increase for retail customers of approximately $36 million, or 7.5 percent, on an annualized basis, subject to refund pending the final rate order.

On April 3, 2009, the MPUC deliberated and voted on our retail rate filing. Based on this hearing, we estimate that the MPUC will order an overall rate increase of approximately 4.5 percent when a formal written order (Order) is issued on or before May 4, 2009. The MPUC approved a 10.74 percent return on common equity and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. The MPUC also approved the stipulation and settlement agreement that affirmed the Company’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the retail rate filing. The approved agreement eliminates the possibility that approximately $19 million of fuel and purchased power costs incurred in 2008 would not be recovered via the fuel adjustment clause. Once the Order has been issued, any party may request reconsideration to the MPUC. After reconsideration, any party may appeal to the Minnesota Court of Appeals. We will continue collecting interim rates from our customers until the new rates go into effect, which will be after the reconsideration period has expired and after all compliance filings are completed and accepted. Reconsideration of the order or modifications during compliance could affect the final rate increase estimate.

As of March 31, 2009, we recorded an $8.9 million liability, including interest, for refunds anticipated to be paid to our customers as a result of the MPUC hearing on our retail rate filing. Current year rate refunds totaling $3.3 million have been netted against operating revenue on our consolidated statement of income and prior year rate refunds totaling $5.3 million are stated separately. Interest expense of $0.3 million was also recorded on our consolidated statement of income related to rate refunds. Refunds will commence once final rates are effective.

SWL&P’s current retail rates are based on a December 2008, PSCW retail rate order that became effective January 1, 2009, and allows for an 11.1 percent return on common equity. The new rates reflect a 3.5 percent average increase in retail utility rates for SWL&P customers (a 13.4 percent increase in water rates, a 4.7 percent increase in electric rates, and a 0.6 percent decrease in natural gas rates). On an annualized basis, the rate increase will generate approximately $3 million in additional revenue.

Industrial Customers. Electric power is one of several key inputs in the mining, paper production, and pipeline industries. Approximately 41 percent of our Regulated Utility kilowatt-hour sales were made to our industrial customers in the quarter ended March 31, 2009, which includes the taconite, paper and pulp, and pipeline industries.

ALLETE First Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Strong worldwide steel demand, driven largely by extensive infrastructure development in China, resulted in very robust world iron ore demand and steel pricing for nearly a six year period which lasted through the summer of 2008. Between 2004 and 2008, annual taconite production averaged just over 40 million tons per year from taconite mines in Northeastern Minnesota. Beginning in the fall of 2008, worldwide steel makers began to dramatically cut steel production in response to reduced demand driven largely by the world credit situation. During the fourth quarter of 2008, United States raw steel production was running at less than 50 percent of capacity and at levels not seen since the early 1980s. Currently, domestic raw steel production is at approximately 45 percent of capacity reflecting poor demand in automobiles, durable goods, structural, and other steel products. In late 2008, Minnesota taconite producers began to feel the impacts of decreased steel demand. As a result, reduced taconite production levels are occurring in 2009. Consequently, 2009 demand nominations for power from our taconite customers are expected to be lower by approximately 40 percent from 2008 levels. We continue to remarket available power to Other Power Suppliers in an effort to mitigate the earnings impact of these lower industrial sales. These sales are dependent upon the availability of generation and are sold at market based prices into the MISO market on a daily basis or through bilateral agreements of various durations. To date in 2009, we have successfully mitigated approximately 85 percent of the expected annual earnings impact. These contracts expire at various times during 2009 and 2010, and have pricing levels similar to the rates charged to our large power customers. If our taconite customers continue to nominate reduced demand we will have additional power to sell in 2009. We are unable to predict pricing levels on any such sales at this time.

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

We are executing our renewable energy and environmental compliance strategy. Taconite Ridge Wind I, a $50 million, 25-MW wind facility located in northeastern Minnesota became operational in 2008. In 2006 and 2007, we entered into two long-term purchase power agreements for a total of 98 MWs of wind energy constructed in North Dakota (Oliver Wind I and II); 366,945 megawatt-hours were purchased under these agreements in 2008.

ALLETE First Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

North Dakota Wind Project. In March 2009, we filed a petition with the MPUC for current cost recovery of investments and expenditures related to the Bison I Wind Project (Bison I) and associated transmission upgrades. With MPUC approval, Bison I will become the first portion of several hundred MWs of the North Dakota Wind Project, which upon completion is expected to complete the 2025 renewable energy supply requirements for our retail load. Bison I will be located southwest of Center, North Dakota and comprised of 33 wind turbines with a nameplate capacity of 75 MWs. As part of the North Dakota Wind Project, we announced plans to purchase an existing 250 kV DC transmission line to transport this wind energy to our customers while gradually reducing the supply of energy currently delivered to our system on this same transmission line from Square Butte’s coal-fired Milton R. Young Unit 2. In September 2008, we signed an agreement to purchase the transmission line from Square Butte for approximately $80 million. The transaction is subject to regulatory approvals and is anticipated to close in 2009.

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

CapX 2020. Minnesota Power is a participant in the CapX 2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX 2020 includes the state's largest transmission owners, including electric cooperatives, municipals and investor-owned utilities, and has assessed the transmission system and projected growth in customer demand for electricity through 2020. Studies show that the region's transmission system will require major upgrades and expansion to accommodate increased electricity demand as well as support renewable energy expansion through 2020.

The CapX 2020 participants filed a request for a Certificate of Need for three 345 kV lines and associated system interconnections with the MPUC in August 2007. The MPUC determined that it will issue a Certificates of Need for these 345 kV lines in a hearing held April 16, 2009. The MPUC must now determine routes for the new lines in subsequent proceedings. Portions of the 345 kV lines will also require approvals by federal officials and by regulators in North Dakota, South Dakota and Wisconsin. A fourth line, a 230 kV line in north central Minnesota, is also among the CapX 2020 projects. A request for a Certificate of Need for this line was filed in March 2008, and a Route Permit application was filed in June 2008. The MPUC decision on need and routing are expected in 2010.

Minnesota Power may invest in two of the lines, a 250-mile 345 kV line between Fargo, North Dakota and Monticello, Minnesota, and a 70-mile 230 kV line between Bemidji and Grand Rapids, Minnesota. Our total investment in these two lines is expected to be approximately $80 million. Upon receipt of the required Certificates of Need, we intend to include these costs in an annual filing with the MPUC for current cost recovery of the expenditures related to our investment in the lines under a Minnesota Power transmission cost recovery tariff rider mechanism authorized by Minnesota legislation. Construction of the lines is targeted to begin in 2010 and last approximately three to four years.

Boswell Unit 3 Emission Reduction Plan. We are making emission reduction investments at our Boswell Unit 3 generating unit. The investments in pollution control equipment will reduce particulates, SO2, NOX, and mercury emissions to meet future federal and state requirements. The MPUC has authorized a cash return on construction work in progress during the construction phase in lieu of AFUDC and allows for a return on investment and current cost recovery of incremental operations and maintenance expenses once the new equipment is installed and the unit is placed back in service in late 2009. We began cost recovery on January 1, 2008. In September 2008, we filed a petition with the MPUC to approve the Boswell Unit 3 billing factor adjustment for 2009. Pending approval, customers will continue to be billed under the 2008 billing factor previously approved by the MPUC.

ALLETE First Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Boswell NOX Reduction Plan. In September 2008, we submitted to the MPCA and MPUC a $92 million environmental initiative proposing cost recovery for NOX emission reductions from Boswell Units 1, 2, and 4. If approved by the MPUC, the Boswell NOX Reduction Plan is expected to significantly reduce NOX emissions from these units. In conjunction with the NOX reduction, we plan to install an efficiency improvement to the existing turbine/generator at Boswell Unit 4 adding approximately 60 MWs of total output with no additional emissions. A second filing requesting cost recovery for the plan will be submitted to the MPUC in the second quarter of 2009.

Transmission. In September 2008, in connection with our existing cost recovery rider for transmission expenditures, we filed a petition with the MPUC to approve our 2009 billing factor adjustment for ongoing transmission expenditures. The annual billing factor allows us to charge our retail customers on a current basis for the costs of constructing these facilities plus a return on the capital invested. These expenditures include the Badoura and Tower transmission projects and certain statutorily authorized MISO related transmission facility charges. The Badoura and Tower transmission projects are being developed to address transmission inadequacies in northeastern Minnesota. Both projects will provide regional transmission benefits through increased voltage support and additional line capacity.

Investment in ATC. At March 31, 2009, our equity investment was $79.7 million, representing an approximate 8 percent ownership interest. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of establishing the independent operation and ownership of, and investment in, transmission facilities. ATC rates are based on a 12.2 percent return on common equity dedicated to utility plant. ATC has identified $2.7 billion in future projects needed over the next 10 years to improve the adequacy and reliability of the electric transmission system. These investments are expected to be funded through a combination of debt and investor contributions. As additional opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. As of April 30, 2009, we have invested $3.5 million of the estimated $5 to $7 million for 2009.

Investments and Other

BNI Coal. BNI Coal anticipates selling approximately 4.5 million tons of coal in 2009 (4.5 million tons were sold in 2008) and has sold approximately 1.0 million tons in the first quarter of 2009 (1.0 million tons sold in the first quarter of 2008).

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

ALLETE First Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Investments and Other (Continued)

Summary of Development Projects		Total	Residential	Non-residential
Land Available-for-Sale	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)
Current Development Projects
Town Center	80%
At December 31, 2008		991	2,289	2,228,200
Change in Estimate		–	(25)	40,200
At March 31, 2009		991	2,264	2,268,400
Palm Coast Park	100%
At December 31, 2008		3,436	3,239	3,116,800
Change in Estimate		–	(85)	438,200
At March 31, 2009		3,436	3,154	3,555,000
Total Current Development Projects		4,427	5,418	5,823,400
Proposed Development Project
Ormond Crossings	100%
At March 31, 2009		5,968	(d)	(d)

Total of Development Projects		10,395	5,418	5,823,400

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and non-controlling interest.
(b)	Estimated and includes non-controlling interest. Density at build out may differ from these estimates.
(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.
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

Other Land Available-for-Sale (a)	Total	Mixed Use	Residential	Non-Residential	Agricultural
Acres (b)
At December 31, 2008	1,353	353	114	402	484
Property Sold	(19)	–	–	(19)	–
At March 31, 2009	1,334	353	114	383	484

(a)	Other land includes land located in Palm Coast, Florida not included in development projects, Lehigh Acquisition Corporation and Cape Coral Holdings, Inc.
(b)	Acreage amounts are approximate and shown on a gross basis, including wetlands and non-controlling interest.

At March 31, 2009, total pending land sales under contract were $12.4 million ($12.4 million at December 31, 2008) and are scheduled to close at various times through 2009. However, given current market conditions it may be difficult to complete these closings in 2009. We continue to have discussions with our buyers under pending contracts. Our objective is to proactively assist our buyers through this current period of weak market conditions, as we believe the long-term prospects for our properties are favorable. Our discussions sometimes result in adjustments to contract terms, and may include extending closing dates, revised pricing or termination. If a purchaser defaults on a sales contract, the legal remedy is usually limited to terminating the contract and retaining the purchaser’s deposit. The property is then available for resale. In many cases, contract purchasers incur significant costs during due diligence, planning, designing and marketing the property before the contract closes, therefore they have substantially more at risk than the deposit.

Emerging Technology. We have the potential to recognize gains or losses on the sale of investments in our Emerging Technology Investments. We plan to sell investments in our Emerging Technology Investments when publicly traded shares are distributed to us. Some restrictions on sales may apply, including, but not limited to, underwriter lock-up periods that typically extend for 180 days following an initial public offering. We have committed to make up to $0.7 million in additional investments in certain emerging technology holdings. We do not have plans to make any additional investments beyond this commitment.

ALLETE First Quarter 2009 Form 10-Q

OUTLOOK (Continued)

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2009. On an ongoing basis, ALLETE has certain tax credits and other tax adjustments that will reduce the statutory rate to the expected effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, wind production tax credits, AFUDC-Equity, domestic manufacturer’s deduction, depletion, Medicare prescription reimbursement, as well as other items. The annual effective rate can also be impacted by such items as changes in income from operations before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations and configuration changes, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be approximately 36 percent for 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activities

ALLETE is well-positioned to meet the Company’s immediate cash flow needs. With our cash balance of approximately $98.0 million, $160.5 million in lines-of-credit which includes a committed, syndicated, unsecured revolving line of credit of $150.0 million, and a debt to capital ratio of 43 percent at March 31, 2009, we project sufficient capital availability through the immediate term. If needed, we have the flexibility to reduce our planned capital expenditure program to meet changing capital market conditions.

Operating Activities. Cash from operating activities was $34.5 million for the quarter ended March 31, 2009 ($54.9 million for the quarter ended March 31, 2008). Cash from operating activities was lower in 2009 due primarily to the timing of working capital requirements and an increase in contributions to the pension and other postretirement plans.

Investing Activities. Cash used for investing activities was $69.6 million for the quarter ended March 31, 2009 ($50.2 million for the quarter ended March 31, 2008). Cash used for investing activities was higher than 2008 reflecting increased capital additions to property, plant, and equipment and additional investments in ATC. Capital additions to property, plant, and equipment increased due to construction activity for environmental retrofit projects and renewable projects.

Financing Activities. Cash from financing activities was $31.1 million for the quarter ended March 31, 2009 ($48.2 million for the quarter ended March 31, 2008). Cash from financing activities was lower in 2009 than 2008 due to less debt issuance. Financing activities support our current capital expenditure program.

Working Capital. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.7 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. Additionally, we have 5.0 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Inc. We have consolidated bank lines of credit aggregating $160.5 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

Auction Rate Securities. As of March 31, 2009, we held $14.3 million ($15.2 million at December 31, 2008) of three auction rate municipal bonds with stated maturity dates ranging between 15 and 27 years. These ARS consist of guaranteed student loans insured or reinsured by the federal government. These ARS were historically auctioned every 35 days to set new rates and provide a liquidating event in which investors can either buy or sell securities. Beginning in 2008, the auctions have been unable to sustain themselves due to the overall lack of market liquidity and we have been unable to liquidate all of our ARS. As a result, we have classified the ARS as long-term investments and have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. In the meantime, these securities will pay a default rate which is above market interest rates.

ALLETE First Quarter 2009 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Cash Flow Activities (Continued)

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include the following: estimated interest rates, estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), amount of cash flows, and expected holding periods of the ARS. These inputs reflect the Company’s judgments about assumptions that market participants would use in pricing ARS including assumptions about risk. Based upon the results of the discounted cash flow model, the fact that these ARS consist of guaranteed student loans insured or reinsured by the federal government and recent market activity no other-than-temporary impairment loss has been reported.

Securities. In January 2009, we issued $42 million in principal amount of First Mortgage Bonds (Bonds) in the private placement market. The Bonds mature January 15, 2019 and carry a coupon rate of 8.17 percent. We have the option to prepay all or a portion of the Bonds at our discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for this type of transaction. We intend to use the proceeds from the sale of the Bonds to fund utility capital expenditures and for general corporate purposes.

In February 2008, we entered into a Distribution Agreement with KCCI, Inc. with respect to the issuance and sale of up to 2.5 million shares of our common stock. In February 2009, we amended and restated the Distribution Agreement with KCCI, Inc. such that it now provides for the issuance and sale of up to 5.0 million shares of our common stock, without par value, together with the preferred share purchase rights attached. The shares may be offered for sale, from time to time, in accordance with the terms of the agreement. For the quarter ended March 31, 2009, no shares of common stock were issued under this agreement.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE to maintain a ratio of its Funded Debt to Total Capital of less than or equal to 0.65 to 1.00 measured quarterly. As of March 31, 2009 our ratio was approximately 0.41 to 1.00. Failure to meet this covenant could give rise to an event of default, if not corrected after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of March 31, 2009, ALLETE was in compliance with its financial covenants.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2008 Form 10-K, with additional disclosure discussed in Note 13 of this Form 10-Q.

Capital Requirements

For the quarter ended March 31, 2009, capital expenditures totaled $61.7 million ($60.3 million for the quarter ended March 31, 2008). The expenditures were primarily made in the Regulated Operations segment. Internally generated funds and additional long-term debt and equity issuances were the primary sources of funding.

ENVIRONMENTAL MATTERS AND OTHER

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to restrictive environmental requirements through legislation and/or rulemaking in the future, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. We are unable to predict the outcome of the matters discussed in Note 13 of this Form 10-Q.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1 of this Form 10-Q.

ALLETE First Quarter 2009 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-For-Sale Securities. As of March 31, 2009, our available-for-sale securities portfolio consisted of securities in a grantor trust, established to fund certain employee benefits, and ARS. (See Note 3. Investments.)

Emerging Technology Investments. As part of our Emerging Technology Investments, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies. (See Note 3. Investments.)

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

Demand nominations for power from our taconite customers in 2009 are expected to be lower by at least 40 percent from 2008 levels. We continue to remarket available power to Other Power Suppliers in an effort to mitigate the earnings impact of these lower industrial sales. These sales are dependent upon the availability of generation and are sold at market based prices into the MISO market on a daily basis or through bilateral agreements of various durations. To date in 2009, we have successfully mitigated approximately 85 percent of the expected annual earnings impact. These contracts expire at various times during 2009 and 2010, and have pricing levels similar to the rates charged to our large power customers. If our taconite customers continue to nominate reduced demand we will have additional power to sell in 2009. We are unable to predict pricing levels on any such sales at this time.

In 2009, we have entered into financial and commodity swap derivative instruments to manage price risk for certain power marketing contracts. These derivative instruments are recorded on our consolidated balance sheet at fair value. Changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria is met. As of March 31, 2009, we have recorded approximately $0.5 million of commodity based derivatives in other assets on our consolidated balance sheet. Of this total, $0.2 million has been designated as a cash flow hedge and any mark-to-market fluctuations have been recorded in other comprehensive income on the consolidated balance sheet. (See Note 4. Derivatives.)

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

ALLETE First Quarter 2009 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

We are exposed to credit risk primarily through our power marketing activities. We use credit policies to manage credit risk, which includes utilizing an established credit approval process and monitoring counterparty limits.

INTEREST RATE RISK

We are also exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting current market conditions. Based on the variable rate debt outstanding at March 31, 2009, and assuming no other changes to our financial structure, an increase or decrease of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.8 million. This amount was determined by considering the impact of a hypothetical 100 basis point change to the average variable interest rate on the variable rate debt outstanding as of March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2009, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. While we continue to enhance our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2009, we contributed 463,000 shares of ALLETE common stock to our pension plan. These shares of ALLETE common stock were contributed pursuant to Section 4(2) of the Securities Act of 1933 and had an aggregate value of $12.0 million when contributed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ALLETE First Quarter 2009 Form 10-Q

ITEM 5.  OTHER INFORMATION

Reference is made to our 2008 Form 10-K for background information on the following updates.

Ref. Page 11 – Regulated Operations, Fuel – First Paragraph

On January 24, 2008, the Company received a letter from BNSF alleging that the Company defaulted on a material obligation under the Company’s Coal Transportation Agreement (CTA). In the notice, BNSF claimed the Company underpaid approximately $1.6 million for coal transportation services in 2006 and that failure to pay such amount plus interest may result in BNSF’s termination of the CTA. On April 1, 2008, to ensure that BNSF did not attempt to terminate the CTA, we paid under protest the full amount claimed by BNSF and filed a demand for arbitration of the issue. On April 22, 2008, BNSF filed a counterclaim in the arbitration disputing our position that we are entitled to a refund from BNSF of $1.5 million plus interest for amounts that we overpaid for 2007 deliveries. On March 11, 2009, the Company and BNSF resolved the disputes with no resulting associated Company liability or loss contingencies, and by an order dated March 27, 2009, the arbitrator dismissed the case. The delivered costs of fuel for the Company’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Ref. Page 12 – Regulated Operations, Minnesota Public Utilities Commission – First Paragraph

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC seeking an average rate increase of 8.5 percent for retail customers. The retail rate filing sought a return on equity of 11.15 percent, and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. On an annualized basis, the requested rate increase would have generated approximately $40 million in additional revenue. Interim rates went into effect on August 1, 2008, and resulted in an increase for retail customers of approximately $36 million, or 7.5 percent, on an annualized basis, subject to refund pending the final rate order.

On April 3, 2009, the MPUC deliberated and voted on our retail rate filing. Based on this hearing, we estimate that the MPUC will order an overall rate increase of approximately 4.5 percent when a formal written order (Order) is issued on or before May 4, 2009. The MPUC approved a 10.74 percent return on common equity and a capital structure consisting of 54.8 percent equity and 45.2 percent debt. The MPUC also approved the stipulation and settlement agreement that affirmed the Company’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the retail rate filing. The approved agreement eliminates the possibility that approximately $19 million of fuel and purchased power costs incurred in 2008 would not be recovered via the fuel adjustment clause. Once the Order has been issued, any party may request reconsideration to the MPUC. After reconsideration, any party may appeal to the Minnesota Court of Appeals. We will continue collecting interim rates from our customers until the new rates go into effect, which will be after the reconsideration period has expired and after all compliance filings are completed and accepted. Reconsideration of the order or modifications during compliance could affect the final rate increase estimate.

As of March 31, 2009, we recorded an $8.9 million liability, including interest, for refunds anticipated to be paid to our customers as a result of the MPUC hearing on our retail rate filing. Current year rate refunds totaling $3.3 million have been netted against operating revenue on our consolidated statement of income and prior year rate refunds totaling $5.3 million are stated separately. Interest expense of $0.3 million was also recorded on our consolidated statement of income related to rate refunds. Refunds will commence once final rates are effective.

Ref. Page 18 – Employees – Second Paragraph

Minnesota Power and IBEW Local 31 continue to work under a contract extension of the agreement that expired on January 31, 2009. On April 10, 2009, IBEW Local 31 requested to move to binding arbitration as provided for in the current contract. The contract also provides Minnesota Power with the protections of a no strike clause.

ALLETE First Quarter 2009 Form 10-Q

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

99
ALLETE News Release dated May 1, 2009, announcing 2009 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

ALLETE First Quarter 2009 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 1, 2009	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

May 1, 2009	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller

ALLETE First Quarter 2009 Form 10-Q