Form 10-Q
period 2009-06-30
ALLETE INC
filed 2009-08-05
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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
34,100,096 shares outstanding
as of June 30, 2009

ALLETE Second Quarter 2009 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
APB	Accounting Principles Board
AREA	Arrowhead Regional Emission Abatement
ARS	Auction Rate Securities
ATC	American Transmission Company LLC
BNI Coal	BNI Coal, Ltd.
BNSF	BNSF Railway Company
Boswell	Boswell Energy Center
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
IBEW Local 31	International Brotherhood of Electrical Workers Local 31
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
kV	Kilovolt(s)
Laskin	Laskin Energy Center
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
OES	Minnesota Office of Energy
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center

ALLETE Second Quarter 2009 Form 10-Q

Definitions (Continued)
Abbreviation or Acronym	Term
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards No.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE Second Quarter 2009 Form 10-Q

Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995

Statements in this report that are not statements of historical facts may be considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Any statements that express, or involve discussions as to, future expectations, risks, beliefs, plans, objectives, assumptions, events, uncertainties, financial performance, or growth strategies (often, but not always, through the use of words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “will likely result,” “will continue,” “could,” “may,” “potential,” “target,” “outlook” or words of similar meaning) are not statements of historical facts and may be forward-looking.

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

ALLETE Second Quarter 2009 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited
	June 30,	December 31,
	2009	2008

Assets
Current Assets
Cash and Cash Equivalents	$72.4	$102.0
Accounts Receivable (Less Allowance of $0.7 at June 30, 2009
and $0.7 at December 31, 2008)	80.7	76.3
Inventories	53.6	49.7
Prepayments and Other	25.7	24.3
Total Current Assets	232.4	252.3
Property, Plant and Equipment - Net	1,481.7	1,387.3
Investment in ATC	82.1	76.9
Other Investments	135.6	136.9
Other Assets	285.8	281.4
Total Assets	$2,217.6	$2,134.8

Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$59.0	$75.7
Accrued Taxes	15.8	12.9
Accrued Interest	12.0	8.9
Long-Term Debt Due Within One Year	13.0	10.4
Notes Payable	6.0	6.0
Other	40.1	36.8
Total Current Liabilities	145.9	150.7
Long-Term Debt	627.2	588.3
Deferred Income Taxes	199.3	169.6
Other Liabilities	360.4	389.3
Total Liabilities	1,332.8	1,297.9

Commitments and Contingencies (Note 14)

Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 34.1 and 32.6
Shares Outstanding	575.1	534.1
Unearned ESOP Shares	(48.3)	(54.9)
Accumulated Other Comprehensive Loss	(31.6)	(33.0)
Retained Earnings	380.0	380.9
Total ALLETE’s Equity	875.2	827.1
Non-Controlling Interest in Subsidiaries	9.6	9.8
Total Equity	884.8	836.9
Total Liabilities and Equity	$2,217.6	$2,134.8

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2009 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating Revenue
Operating Revenue	$167.0	$189.8	$371.9	$403.2
Prior Year Rate Refunds	(2.3)	–	(7.6)	–
Total Operating Revenue	164.7	189.8	364.3	403.2

Operating Expenses
Fuel and Purchased Power	56.8	75.0	129.6	161.3
Operating and Maintenance	76.7	84.4	157.2	167.5
Depreciation	15.5	12.9	30.7	25.6
Total Operating Expenses	149.0	172.3	317.5	354.4

Operating Income	15.7	17.5	46.8	48.8

Other Income (Expense)
Interest Expense	(8.4)	(6.6)	(17.1)	(12.6)
Equity Earnings in ATC	4.3	3.6	8.5	7.0
Other	1.9	2.5	3.0	11.1
Total Other Income (Expense)	(2.2)	(0.5)	(5.6)	5.5

Income Before Non-Controlling Interest and Income Taxes	13.5	17.0	41.2	54.3
Income Tax Expense	4.2	6.2	15.0	19.9
Net Income	9.3	10.8	26.2	34.4
Less: Non-Controlling Interest in Subsidiaries	(0.1)	0.1	(0.1)	0.1
Net Income Attributable to ALLETE	$9.4	$10.7	$26.3	$34.3

Average Shares of Common Stock
Basic	31.8	28.8	31.3	28.7
Diluted	31.8	28.9	31.4	28.8

Basic and Diluted Earnings Per Share of Common Stock	$0.29	$0.37	$0.84	$1.19

Dividends Per Share of Common Stock	$0.44	$0.43	$0.88	$0.86

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2009 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions - Unaudited
	Six Months Ended
	June 30,
	2009	2008

Operating Activities
Net Income	$26.2	$34.4
Allowance for Funds Used During Construction	(2.9)	(2.0)
Income from Equity Investments, Net of Dividends	(0.5)	(1.0)
Gain on Sale of Assets	–	(4.6)
Gain on Sale of Available-for-Sale Securities	–	(6.5)
Depreciation Expense	30.7	25.6
Amortization of Debt Issuance Costs	0.4	0.4
Deferred Income Tax Expense	24.0	9.1
Stock Compensation Expense	1.1	0.8
Bad Debt Expense	0.6	0.5
Changes in Operating Assets and Liabilities
Accounts Receivable	(5.0)	19.7
Inventories	(3.9)	(4.2)
Prepayments and Other	(1.5)	11.1
Accounts Payable	(3.5)	(15.5)
Other Current Liabilities	9.4	(0.6)
Other Assets	(4.3)	(4.9)
Other Liabilities	(7.1)	(7.6)
Cash from Operating Activities	63.7	54.7

Investing Activities
Proceeds from Sale of Available-for-Sale Securities	0.9	52.3
Payments for Purchase of Available-for-Sale Securities	(0.9)	(39.3)
Investment in ATC	(3.5)	(2.8)
Changes to Other Investments	5.2	6.5
Additions to Property, Plant and Equipment	(133.3)	(130.5)
Proceeds from Sale of Assets	–	20.2
Other	(3.4)	(3.0)
Cash for Investing Activities	(135.0)	(96.6)

Financing Activities
Proceeds from Issuance of Common Stock	27.9	7.9
Proceeds from Issuance of Long-Term Debt	43.3	138.7
Reductions of Long-Term Debt	(1.8)	(8.2)
Debt Issuance Costs	(0.5)	(1.1)
Dividends on Common Stock	(27.2)	(25.6)
Changes in Notes Payable	–	6.0
Cash from Financing Activities	41.7	117.7

Change in Cash and Cash Equivalents	(29.6)	75.8
Cash and Cash Equivalents at Beginning of Period	102.0	23.3

Cash and Cash Equivalents at End of Period	$72.4	$99.1

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2009 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2008 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Certain prior year amounts within operating activities in our consolidated statement of cash flows have been reclassified between line items for comparative purposes. The reclassifications did not affect our net income or cash flows from operating activities. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of ALLETE for the interim periods presented. Operating results for the period ended June 30, 2009, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes included in our 2008 Form 10-K and Form 10-K/A.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of issuing the financial statements on August 5, 2009.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

	June 30,	December 31,
Inventories	2009	2008
Millions

Fuel	$21.7	$16.6
Materials and Supplies	31.9	33.1
Total Inventories	$53.6	$49.7

Other Assets and Other Liabilities.

	June 30,	December 31,
Other Assets	2009	2008
Millions

Deferred Regulatory Assets	$253.2	$249.3
Other	32.6	32.1
Total Other Assets	$285.8	$281.4

Other Liabilities
Millions

Future Benefit Obligation Under Defined Benefit Pension and Other Postretirement Plans	$221.8	$251.8
Deferred Regulatory Liabilities	60.6	50.0
Asset Retirement Obligation	43.3	39.5
Other	34.7	48.0
Total Other Liabilities	$360.4	$389.3

ALLETE Second Quarter 2009 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

For the Six Months Ended June 30,	2009	2008
Millions

Cash Paid During the Period for
Interest – Net of Amounts Capitalized	$13.6	$11.8
Income Taxes	$0.8	$4.2

Noncash Investing and Financing Activities
Change in Accounts Payable for Capital Additions to Property Plant and Equipment	$(13.2)	$12.0
ALLETE Common Stock contributed to the Pension Plan	$(12.0)	–

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

SFAS 160. In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for non-controlling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. SFAS 160 defines a non-controlling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the presentation of the consolidated income statement by requiring consolidated net income to include amounts attributable to the parent and the non-controlling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS 160 was adopted on January 1, 2009. ALLETE Properties does have certain non-controlling interests in consolidated subsidiaries. SFAS 160 impacted the presentation, but did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 161. In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133.” SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was adopted on January 1, 2009. As SFAS 161 provides only disclosure requirements, the adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows. (See Note 4. Derivatives.)

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

ALLETE Second Quarter 2009 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion 28, “Interim Financial Reporting,” respectively, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. FSP FAS 107-1 and APB 28-1 was adopted on June 30, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. (See Note 5. Fair Value.)

FSP FAS 157-4. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for applying the provisions of SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 was adopted on June 30, 2009, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary impairments for both debt and equity securities. FSP FAS 115-2 and FAS 124-2 was adopted on June 30, 2009, and did not have an impact on our consolidated financial position, results of operations or cash flows.

SFAS 165. In May 2009, the FASB issued SFAS 165, “Subsequent Events,” to provide guidance on accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS 165 was adopted on June 30, 2009, and did not have a material impact on our consolidated financial position, results of operations, or cash flows.

SFAS 166. In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets, an amendment of SFAS 140.” SFAS 166 amends current guidance for accounting for the transfers of financial assets, and was issued with the objective of improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Key provisions of SFAS 166 include (1) the removal of the concept of qualifying special purpose entities, (2) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (3) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Further, SFAS 166 requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. SFAS 166 is effective January 1, 2010, and is required to be applied prospectively. We are currently assessing the impact of SFAS 166 on our consolidated financial position, results of operations and cash flows, but we do not believe it will have a material impact on the Company.

ALLETE Second Quarter 2009 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 167. In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, SFAS 167 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. SFAS 167 also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and exposure to risks. SFAS 167 is effective January 1, 2010. We are currently assessing the impact of SFAS 167 on our consolidated financial position, results of operations and cash flows, but we do not believe it will have a material impact on the Company.

SFAS 168. In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental GAAP. The Codification is an online research system that reorganizes the thousands of GAAP pronouncements into a topical structure. The Codification was launched on July 1, 2009; at which time all existing accounting standard documents were superseded and all accounting literature not included in the Codification were considered non-authoritative, except for guidance issued by the SEC. The Codification is effective for interim and annual periods ending after September 15, 2009.

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

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended June 30, 2009
Operating Revenue	$167.0	$147.4	$19.6
Prior Year Rate Refunds	(2.3)	(2.3)	–
Total Operating Revenue	164.7	145.1	19.6
Fuel and Purchased Power	56.8	56.8	–
Operating and Maintenance	76.7	56.9	19.8
Depreciation Expense	15.5	14.3	1.2
Operating Income (Loss)	15.7	17.1	(1.4)
Interest Expense	(8.4)	(6.6)	(1.8)
Equity Earnings in ATC	4.3	4.3	–
Other Income	1.9	1.7	0.2
Income (Loss) Before Non-Controlling Interest and Income Taxes	13.5	16.5	(3.0)
Income Tax Expense (Benefit)	4.2	5.8	(1.6)
Net Income (Loss)	9.3	10.7	(1.4)
Less: Non-Controlling Interest in Subsidiaries	(0.1)	–	(0.1)
Net Income (Loss) Attributable to ALLETE	$9.4	$10.7	$(1.3)

ALLETE Second Quarter 2009 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended June 30, 2008
Operating Revenue	$189.8	$163.5	$26.3
Fuel and Purchased Power	75.0	75.0	–
Operating and Maintenance	84.4	63.5	20.9
Depreciation Expense	12.9	11.7	1.2
Operating Income	17.5	13.3	4.2
Interest Expense	(6.6)	(5.6)	(1.0)
Equity Earnings in ATC	3.6	3.6	–
Other Income	2.5	1.1	1.4
Income Before Non-Controlling Interest and Income Taxes	17.0	12.4	4.6
Income Tax Expense	6.2	5.2	1.0
Net Income	10.8	7.2	3.6
Less: Non-Controlling Interest in Subsidiaries	0.1	–	0.1
Net Income Attributable to ALLETE	$10.7	$7.2	$3.5

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Six Months Ended June 30, 2009
Operating Revenue	$371.9	$333.8	$38.1
Prior Year Rate Refunds	(7.6)	(7.6)	–
Total Operating Revenue	364.3	326.2	38.1
Fuel and Purchased Power	129.6	129.6	–
Operating and Maintenance	157.2	119.7	37.5
Depreciation Expense	30.7	28.4	2.3
Operating Income (Loss)	46.8	48.5	(1.7)
Interest Expense	(17.1)	(13.9)	(3.2)
Equity Earnings in ATC	8.5	8.5	–
Other Income	3.0	2.9	0.1
Income (Loss) Before Non-Controlling Interest and Income Taxes	41.2	46.0	(4.8)
Income Tax Expense (Benefit)	15.0	17.6	(2.6)
Net Income (Loss)	26.2	28.4	(2.2)
Less: Non-Controlling Interest in Subsidiaries	(0.1)	–	(0.1)
Net Income (Loss) Attributable to ALLETE	$26.3	$28.4	$(2.1)

As of June 30, 2009
Total Assets	$2,217.6	$1,947.6	$270.0
Property, Plant and Equipment – Net	$1,481.7	$1,429.7	$52.0
Accumulated Depreciation	$875.2	$824.5	$50.7
Capital Additions	$122.5	$121.3	$1.2

ALLETE Second Quarter 2009 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Six Months Ended June 30, 2008
Operating Revenue	$403.2	$356.8	$46.4
Fuel and Purchased Power	161.3	161.3	–
Operating and Maintenance	167.5	126.0	41.5
Depreciation Expense	25.6	23.2	2.4
Operating Income	48.8	46.3	2.5
Interest Expense	(12.6)	(11.4)	(1.2)
Equity Earnings in ATC	7.0	7.0	–
Other Income	11.1	2.2	8.9
Income Before Non-Controlling Interest and Income Taxes	54.3	44.1	10.2
Income Tax Expense	19.9	16.8	3.1
Net Income	34.4	27.3	7.1
Less: Non-Controlling Interest in Subsidiaries	0.1	–	0.1
Net Income Attributable to ALLETE	$34.3	$27.3	$7.0

As of June 30, 2008
Total Assets	$1,788.8	$1,483.0	$305.8
Property, Plant and Equipment – Net	$1,224.3	$1,170.7	$53.6
Accumulated Depreciation	$858.8	$811.8	$47.0
Capital Additions	$144.3	$140.9	$3.4

NOTE 3.  INVESTMENTS

Investments. Our long-term investment portfolio includes the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, ARS, our Emerging Technology Investments, and land held-for-sale in Minnesota.

	June 30,	December 31,
Investments	2009	2008
Millions
ALLETE Properties	$88.3	$84.9
Available-for-Sale Securities	34.0	32.6
Emerging Technology Investments	6.2	7.4
Other	7.1	12.0
Total Investments	$135.6	$136.9

	June 30,	December 31,
ALLETE Properties	2009	2008
Millions
Land Held-for-Sale Beginning Balance	$71.2	$62.6
Additions During Period: Capitalized Improvements	1.4	10.5
Deductions During Period: Cost of Real Estate Sold	(0.6)	(1.9)
Land Held-for-Sale Ending Balance	72.0	71.2
Long-Term Finance Receivables	13.4	13.6
Other	2.9	0.1
Total Real Estate Assets	$88.3	$84.9

Land Held-for-Sale. Land held-for-sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels. Land values are reviewed for impairment and no impairments have been recorded for the six months ended June 30, 2009 (none in 2008).

ALLETE Second Quarter 2009 Form 10-Q

NOTE 3.  INVESTMENTS (Continued)

Long-Term Finance Receivables. Long-term finance receivables, which are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts of $0.1 million at June 30, 2009 ($0.1 million at December 31, 2008). The majority are receivables having maturities up to four years. Finance receivables totaling $7.8 million at June 30, 2009, were due from an entity which filed for voluntary Chapter 11 bankruptcy protection in June 2009. The estimated fair value of the collateral relating to these receivables was greater than the $7.8 million amount due and no impairment was recorded. Due to the lack of recent market activity, we estimated fair value based primarily on recent property tax assessed values. This valuation technique constitutes a Level 3 non-recurring fair value measurement.

Auction Rate Securities. Included in Available-for-Sale Securities, as of June 30, 2009, are $14.3 million ($15.2 million at December 31, 2008) of three auction rate municipal bonds with stated maturity dates ranging between 15 and 27 years. These ARS consist of guaranteed student loans insured or reinsured by the federal government. These ARS were historically auctioned every 35 days to set new rates and provided a liquidating event in which investors could either buy or sell securities. Beginning in 2008, the auctions have been unable to sustain themselves due to the overall lack of market liquidity and we have been unable to liquidate all of our ARS. As a result, we have classified the ARS as long-term investments and have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. In the meantime, these securities will pay a default rate which is above market interest rates.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in the ARS as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include the following: estimated interest rates, estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), amount of cash flows, and expected holding periods of the ARS. These inputs reflect the Company’s judgments about assumptions that market participants would use in pricing ARS including assumptions about risk. Based upon the results of the discounted cash flow model, the fact that these ARS consist of guaranteed student loans insured or reinsured by the federal government and recent market activity, no other-than-temporary impairment loss has been reported.

NOTE 4.  DERIVATIVES

In 2009, we entered into financial derivative instruments to manage price risk for certain power marketing contracts. These derivative instruments are recorded on our consolidated balance sheet at fair value. Changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria is met. As of June 30, 2009, we recorded approximately $2.3 million of derivatives in other assets on our consolidated balance sheet. Changes in fair value of $0.3 million were recorded in operating revenue on our consolidated statement of income in the first quarter, and $0.1 million was recorded in the second quarter.

A total of $0.1 million has been designated as a cash flow hedge and any mark-to-market fluctuations have been recorded in other comprehensive income on the consolidated balance sheet. The derivative instrument designated as a cash flow hedge relates to an energy sale that includes pricing based on daily natural gas prices. The remaining $2.2 million of derivative instruments include $1.8 million of FTRs and $0.4 million relating to an energy swap. The FTRs were purchased to manage congestion risk for forward power sales contracts. Each of these derivative instruments expire at various times through out 2009 and the first five months of 2010.

ALLETE Second Quarter 2009 Form 10-Q

NOTE 5.  FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. This category includes primarily mutual fund investments held to fund employee benefits.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities. This category includes deferred compensation, fixed income securities, and derivative instruments.

Level 3 — Significant inputs that are generally less observable from objective sources.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value. This category includes ARS consisting of guaranteed student loans and derivative instruments of FTRs.

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of June 30, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities	$13.9	–	–	$13.9
Corporate Debt Securities	–	$6.7	–	6.7
Derivatives	0.1	0.4	$1.8	2.3
Debt Securities Issued by States of the United States (ARS)	–	–	14.3	14.3
Money Market Funds	4.2	–	–	4.2
Total Fair Value of Assets	$18.2	$7.1	$16.1	$41.4

Liabilities:
Deferred Compensation	–	$14.4	–	$14.4
Total Fair Value of Liabilities	–	$14.4	–	$14.4
Total Net Fair Value of Assets (Liabilities)	$18.2	$(7.3)	$16.1	$27.0

ALLETE Second Quarter 2009 Form 10-Q

NOTE 5.  FAIR VALUE (Continued)

	Fair Value as of December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities	$13.5	–	–	$13.5
Corporate Debt Securities	–	$3.3	–	3.3
Debt Securities Issued by States of the United States (ARS)	–	–	$15.2	15.2
Money Market Funds	10.6	–	–	10.6
Total Fair Value of Assets	$24.1	$3.3	$15.2	$42.6

Liabilities:
Deferred Compensation	–	$13.5	–	$13.5
Total Fair Value of Liabilities	–	$13.5	–	$13.5
Total Net Fair Value of Assets (Liabilities)	$24.1	$(10.2)	$15.2	$29.1

Recurring Fair Value Measures	Derivatives		Auction Rate Securities
Activity in Level 3	2009	2008	2009	2008
Millions
Balance as of December 31, 2008 and December 31, 2007, respectively	–	–	$15.2	–
Purchases, Sales, Issuances and Settlements, Net	$1.8	–	(0.9)	$(5.9)
Level 3 Transfers In	–	–	–	25.2
Balance as of June 30,	$1.8	–	$14.3	$19.3

The fair value for the items below were based on quoted market prices for the same or similar instruments.

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
December 31, 2008	$598.7	$561.6
June 30, 2009	$640.2	$609.4

NOTE 6.  REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

Minnesota Power’s wholesale customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a wholesale customer of Minnesota Power. In 2008, Minnesota Power entered into new contracts with all of our wholesale customers with the exception of one small customer whose contract is now in the cancellation period. The new contracts transitioned each customer to formula-based rates, which means rates can be adjusted annually based on changes in cost. The new agreements with the private utilities in Wisconsin are subject to PSCW approval. In February 2009, the FERC approved our municipal contracts, including the formula-based rate provision. A 9.5 percent rate increase for our municipal customers was implemented on February 1, 2009 under the formula-based rate provision. Incremental revenue from this rate increase is expected to be approximately $7 million on an annualized basis.

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC. On May 4, 2009, the MPUC issued its order (May Order) on the rate filing, and on June 25, 2009, the MPUC reconsidered the May Order. While the reconsideration order has not been issued, we expect the MPUC reconsideration to result in an authorized rate increase of $20.4 million (slightly below the $21.1 million outcome in its May Order). The May Order allowing a 10.74 percent return on common equity and a capital structure consisting of 54.79 percent equity and 45.21 percent debt remains unchanged.

ALLETE Second Quarter 2009 Form 10-Q

NOTE 6.  REGULATORY MATTERS (Continued)

The reconsideration decision reduced Minnesota Power’s interim rates, which are in effect between August 2008 and the date final rates are implemented, by $6.3 million annually to approximately $15 million. This increases Minnesota Power’s refunding obligation for 2008 and 2009. Any party may appeal the final order to the Minnesota Court of Appeals. We will continue collecting interim rates until the new rates go into effect, which will be after the appeal period and all compliance filings are completed and accepted. Appeal of the final order or modifications during compliance could affect the final rate increase.

With the May Order, the MPUC also approved the stipulation and settlement agreement that affirmed the Company’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the retail rate filing. The transition to the former base cost of fuel will occur upon implementation of final rates. Any revenue impact associated with the transition will be identified in the fourth quarter.

As of June 30, 2009, we recorded a $16.4 million liability, including interest, for refunds anticipated to be paid to our customers as a result of the MPUC decision on our retail rate filing. Current year rate refunds totaling $8.3 million have been recorded on our consolidated statement of income and prior year rate refunds totaling $7.6 million are stated separately. Interest expense of $0.5 million was also recorded on our consolidated statement of income related to rate refunds. Refunds will commence when final rates are effective.

SWL&P’s current retail rates are based on a December 2008 PSCW retail rate order that became effective January 1, 2009, and allows for an 11.1 percent return on equity. The new rates reflect a 3.5 percent average increase in retail utility rates for SWL&P customers (a 13.4 percent increase in water rates, a 4.7 percent increase in electric rates, and a 0.6 percent decrease in natural gas rates). On an annualized basis, the rate increase will generate approximately $3 million in additional revenue.

NOTE 7.  INVESTMENT IN ATC

Our wholly-owned subsidiary Rainy River Energy owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota, and Illinois. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of establishing the independent operation and ownership of, and investment in, transmission facilities. We account for our investment in ATC under the equity method of accounting. On July 31, 2009, we invested an additional $1.9 million in ATC.

ALLETE’s Interest in ATC
Millions
Equity Investment Balance as of December 31, 2008	$76.9
Cash Investments	3.5
Equity in ATC Earnings	8.5
Distributed ATC Earnings	(6.8)
Equity Investment Balance as of June 30, 2009	$82.1

ATC's summarized financial data for the quarter and six months ended June 30, 2009 and 2008, is as follows:

	Quarter Ended		Six Months Ended
ATC Summarized Financial Data	June 30,		June 30,
Income Statement Data	2009	2008	2009	2008
Millions
Revenue	$129.0	$116.1	$255.2	$225.2
Operating Expense	56.6	53.2	113.7	104.2
Other Expense	19.7	17.2	37.9	32.9
Net Income	$52.7	$45.7	$103.6	$88.1

ALLETE’s Equity in Net Income	$4.3	$3.6	$8.5	$7.0

ALLETE Second Quarter 2009 Form 10-Q

NOTE 8.  SHORT-TERM AND LONG-TERM DEBT

Long-Term Debt. In January 2009, we issued $42.0 million in principal amount of First Mortgage Bonds (Bonds) in the private placement market. The Bonds mature January 15, 2019, and carry a coupon rate of 8.17 percent. We have the option to prepay all or a portion of the Bonds at our discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for this type of transaction. We are using the proceeds from the sale of the Bonds to fund utility capital expenditures and for general corporate purposes.

NOTE 9.  OTHER INCOME (EXPENSE)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Millions
Loss on Emerging Technology Investments	$(0.1)	$(0.1)	$(1.2)	$(0.6)
AFUDC – Equity	1.7	1.0	2.9	2.0
Investment and Other Income (a)	0.3	1.6	1.3	9.7
Total Other Income	$1.9	$2.5	$3.0	$11.1

(a)
In 2008, Investment and Other Income included a gain from the sale of certain available-for-sale securities. The gain was triggered when securities were sold to reallocate investments to meet defined investment allocations based upon an approved investment strategy.

NOTE 10. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Millions
Current Tax Expense (Benefit)
Federal (a)	$(8.1)	$3.2	$(8.8)	$8.0
State	(1.2)	–	(0.2)	2.8
Total Current Tax Expense (Benefit)	(9.3)	3.2	(9.0)	10.8
Deferred Tax Expense
Federal (a)	11.6	2.7	20.9	8.1
State	2.1	0.6	3.6	1.5
Deferred Tax Credits	(0.2)	(0.3)	(0.5)	(0.5)
Total Deferred Tax Expense	13.5	3.0	24.0	9.1
Total Income Tax Expense	$4.2	$6.2	$15.0	$19.9

(a)
Due to the bonus depreciation provisions in the American Recovery and Reinvestment Act of 2009, we expect to be in a net operating loss position for the current year. The loss will be utilized by carrying it back against prior year’s taxable income.

For the six months ended June 30, 2009, the effective tax rate was 36.4 percent (36.6 percent for the six months ended June 30, 2008). The 2009 effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits, and depletion.

Uncertain Tax Positions. Under the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” we have gross unrecognized tax benefits of $8.7 million as of June 30, 2009. Of this total, $1.3 million (net of federal tax benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.

We expect that the total amount of unrecognized tax benefits as of June 30, 2009 will change by less than $1.0 million in the next 12 months.

ALLETE Second Quarter 2009 Form 10-Q

NOTE 11. OTHER COMPREHENSIVE INCOME

The components of total comprehensive income were as follows:

	Quarter Ended		Six Months Ended
Other Comprehensive Income	June 30,		June 30
Net of Tax	2009	2008	2009	2008
Millions
Net Income Attributable to ALLETE	$9.4	$10.7	$26.3	$34.3
Other Comprehensive Income
Unrealized Gain (Loss) on Securities	1.9	0.6	0.9	(0.8)
Reclassification Adjustment for Gains Included in Income (a)	(0.1)	–	(0.1)	(3.8)
Defined Benefit Pension and Other Postretirement Plans	0.2	0.8	0.6	1.3
Total Other Comprehensive Income (Loss)	2.0	1.4	1.4	(3.3)
Total Comprehensive Income	$11.4	$12.1	$27.7	$31.0

(a)	Reclassification adjustments include $0.1 million relating to derivatives in 2009 and $3.8 million relating to the sale of certain available-for-sale securities in 2008.

NOTE 12.  EARNINGS PER SHARE AND COMMON STOCK

The difference between basic and diluted earnings per share, if any, arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In accordance with SFAS 128, “Earnings per Share,” for the quarter and six months ended June 30, 2009, 0.6 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would have been anti-dilutive. For the quarter and six months ended June 30, 2008, 0.2 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

Authorized Common Stock. On May 12, 2009, shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 43,333,333 to 80,000,000.

Shareholder Rights Plan. On July 25, 1996, ALLETE adopted a shareholder rights plan, which was amended and restated on July 12, 2006 (collectively, the “Rights Plan”). The amendment to the Rights Plan, among other things, extended the final expiration date of the Rights Plan to July 11, 2009. The Rights Plan expired according to its terms on July 11, 2009. As a result, ALLETE’s preferred share purchase rights issued in accordance with the Rights Plan are no longer outstanding.

		2009			2008
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts

For the Quarter Ended June 30,
Net Income	$9.4	–	$9.4	$10.7	–	$10.7
Common Shares	31.8	–	31.8	28.8	0.1	28.9
Earnings Per Share	$0.29	–	$0.29	$0.37	–	$0.37

For the Six Months Ended June 30,
Net Income	$26.3	–	$26.3	$34.3	–	$34.3
Common Shares	31.3	0.1	31.4	28.7	0.1	28.8
Earnings Per Share	$0.84	–	$0.84	$1.19	–	$1.19

ALLETE Second Quarter 2009 Form 10-Q

NOTE 13.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Postretirement Health and Life
Components of Net Periodic Benefit Expense	2009	2008	2009	2008
Millions

For the Quarter Ended June 30,
Service Cost	$1.5	$1.4	$1.1	$1.0
Interest Cost	6.6	6.3	2.5	2.4
Expected Return on Plan Assets	(8.5)	(8.1)	(2.1)	(1.8)
Amortization of Prior Service Costs	0.2	0.1	–	–
Amortization of Net Loss	0.8	0.4	0.6	0.4
Amortization of Transition Obligation	–	–	0.6	0.6
Net Periodic Benefit Expense	$0.6	$0.1	$2.7	$2.6

For the Six Months Ended June 30,
Service Cost	$2.9	$2.9	$2.1	$2.0
Interest Cost	13.1	12.6	5.0	4.8
Expected Return on Plan Assets	(16.9)	(16.2)	(4.2)	(3.6)
Amortization of Prior Service Costs	0.3	0.3	–	–
Amortization of Net Loss	1.7	0.8	1.2	0.8
Amortization of Transition Obligation	–	–	1.3	1.2
Net Periodic Benefit Expense	$1.1	$0.4	$5.4	$5.2

Employer Contributions. For the six months ended June 30, 2009, we contributed $24.0 million to our pension plan; $12.0 million was contributed through the issuance of 463,000 shares of ALLETE common stock. We also contributed $9.3 million to our postretirement health and life plan. We expect to make additional contributions of $8.9 million to our pension plan and no additional contributions to our postretirement health and life plan in 2009.

We provide postretirement health benefits that include prescription drug benefits which qualify us for the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The expected reimbursement for Medicare health subsidies reduced our after-tax postretirement medical expense by $2.0 million for 2009 ($1.2 million for 2008). For the six months ended June 30, 2009, we have received $0.3 million in prescription drug reimbursements.

NOTE 14.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. At June 30, 2009, Square Butte had total debt outstanding of $365.0 million. Total annual debt service for Square Butte is expected to be approximately $29 million in each of the years 2009 through 2013. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

ALLETE Second Quarter 2009 Form 10-Q

NOTE 14.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

North Dakota Wind Project. On July 7, 2009, the MPUC approved our plan petition to qualify for current cost recovery of investments and expenditures related to our Bison I Wind Project (Bison I) and associated transmission upgrades. We anticipate filing a petition with the MPUC in the near future to establish cost recovery and customer billing rates. Bison I is the first portion of several hundred MWs of our North Dakota Wind Project, which upon completion will complete the 2025 renewable energy supply requirement for our retail load. Bison I will be located near Center, North Dakota and will be comprised of 33 wind turbines with a total nameplate capacity of 75.9 MWs. In September 2008, we signed an agreement to purchase an existing 250 kV DC transmission line for approximately $80 million to transport this wind energy to our customers while gradually reducing the supply of energy currently delivered to our system on this same transmission line from Square Butte’s Unit. The transaction is subject to regulatory approvals and is anticipated to close in 2009. On May 14, 2009, we filed a petition with the MPUC for approval of the DC transmission line purchase and the restructuring of the power purchase agreement with Square Butte.

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

Coal, Rail and Shipping Contracts. We have three primary coal supply agreements with various expiration dates ranging from December 2009 to December 2011. We also have rail and shipping agreements for the transportation of all of our coal, with various expiration dates ranging from December 2009 to January 2012. Our remaining minimum payment obligation as of June 30, 2009, under these coal, rail and shipping agreements for 2009 is $23.5 million. Annual payment obligations for 2010 and 2011 are $11.7 million and $7.6 million, respectively, with no specific commitments beyond 2011. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years.

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

Emerging Technology Investments. We have investments in emerging technologies through minority investments in venture capital funds structured as limited liability companies, and direct investments in privately-held, start-up companies. We have committed to make $0.5 million in additional investments in certain emerging technology venture capital funds. We do not have plans to make any additional investments beyond this commitment.

ALLETE Second Quarter 2009 Form 10-Q

NOTE 14.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

EPA Clean Air Interstate Rule. In March 2005, the EPA announced the Clean Air Interstate Rule (CAIR) that sought to reduce and permanently cap emissions of SO2, NOX, and particulates in the eastern United States. Minnesota was included as one of the 28 states considered as “significantly contributing” to air quality standards non-attainment in other downwind states. On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court) vacated the CAIR and remanded the rulemaking to the EPA for reconsideration while also granting our petition that the EPA reconsider including Minnesota as a CAIR state. In September 2008, the EPA and others petitioned the Court for a rehearing or alternatively requested that the CAIR be remanded without a court order. In December 2008, the Court granted the request that the CAIR be remanded without a court order, effectively reinstating a January 1, 2009, compliance date for the CAIR, including Minnesota. However, in the May 12, 2009 Federal Register the EPA issued a proposed rule that would amend the CAIR to stay its effectiveness with respect to Minnesota until completion of the EPA’s determination of whether Minnesota should be included as a CAIR state. The EPA took public comment through June 11, 2009 and is expected to render a final decision pending evaluation of comments received.

Minnesota Regional Haze. The regional haze rule requires states to submit state implementation plans (SIPs) to the EPA to address regional haze visibility impairment in 156 federally-protected parks and wilderness areas. Under the regional haze rule, certain large stationary sources of visibility-impairing emissions that were put in place between 1962 and 1977 are required to install emission controls, known as best available retrofit technology (BART). We have certain steam units, Boswell Unit 3 and Taconite Harbor Unit 3, which are subject to BART requirements.

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

ALLETE Second Quarter 2009 Form 10-Q

NOTE 14.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site within the City of Superior, Wisconsin and formerly operated by SWL&P. We have been working with the WDNR to determine the extent of contamination and the remediation of contaminated locations. We have accrued a $0.5 million liability for this site as of June 30, 2009, and have recorded a corresponding regulatory asset as we expect recovery of remediation costs to be allowed by the PSCW.

BNI Coal.  As of June 30, 2009, BNI Coal had surety bonds outstanding of $18.5 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, an additional guarantee is required by federal and state regulations. In addition to the surety bond, BNI has secured a Letter of Credit with CoBank for an additional $10.0 million to meet the requirements for BNI’s total reclamation liability currently estimated at $27.6 million.

ALLETE Properties. As of June 30, 2009, ALLETE Properties, through its subsidiaries, had surety bonds outstanding of $18.9 million primarily related to performance and maintenance obligations for governmental entities to construct improvements in the Company’s various projects. The cost of the remaining work to be completed on these improvements is estimated to be approximately $11.1 million, and ALLETE Properties does not believe it is likely that any of these outstanding bonds will be drawn upon.

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6 percent Capital Improvement Revenue Bonds, Series 2005; and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent Special Assessment Bonds, Series 2006. The Capital Improvement Revenue Bonds and the Special Assessment Bonds are payable through property tax assessments on the land owners over 31 years (by May 1, 2036 and 2037 respectively). The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district, and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from assessments imposed, levied and collected by each district. The assessments were billed to the landowners in November 2006, for Town Center and November 2007, for Palm Coast Park. To the extent that we still own land at the time of the assessment, in accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At June 30, 2009, we owned 69 percent of the assessable land in the Town Center District (69 percent at December 31, 2008) and 86 percent of the assessable land in the Palm Coast Park District (86 percent at December 31, 2008). As we sell property, the obligation to pay special assessments will pass to the new landowners. Under current accounting rules, these bonds are not reflected as debt on our consolidated balance sheet.

ALLETE Second Quarter 2009 Form 10-Q

NOTE 14.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

OVERVIEW

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in Northeastern Minnesota to 144,000 retail customers and wholesale electric service to 16 municipalities. SWL&P provides regulated electric service, natural gas and water service in northwestern Wisconsin to 15,000 electric customers, 12,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities.

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, and ALLETE Properties, our Florida real estate business. This segment also includes Emerging Technology Investments ($6.2 million at June 30, 2009), a small amount of non-rate base generation, approximately 7,000 acres of land for sale in Minnesota, and earnings on cash and short-term investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2009, unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated. References in this report to “we,” “us,” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

(See Note 2. Business Segments for financial results by segment.)

The following net income discussion summarizes a comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008.

Net income for 2009 was $26.3 million, or $0.84 per diluted share compared to $34.3 million, or $1.19 per diluted share for 2008. Earnings per diluted share decreased approximately $0.07 compared to 2008 as a result of additional shares of common stock outstanding in 2009. (See Note 12. Earnings Per Share.)

ALLETE Second Quarter 2009 Form 10-Q

Financial Overview (Continued)

Regulated Operations contributed income of $28.4 million in 2009 ($27.3 million in 2008). The increase in earnings is primarily due to increased earnings from our investment in ATC as a result of additional investments we have made to fund our pro-rata share of ATC’s capital expansion program. Higher retail and FERC approved wholesale rates were offset by accrued retail rate refunds related to 2008 and higher depreciation and interest expense.

In addition, lower sales to our large power customers were mostly offset by higher sales to Other Power Suppliers.

Investments and Other reflected a net loss of $2.1 million in 2009 ($7.0 million net income in 2008). The decrease in 2009 is primarily due to the sale of certain available-for-sale securities in the first quarter of 2008, and a net loss at ALLETE Properties of $2.4 million ($2.0 million net income 2008), which continues to experience difficult real estate market conditions in Florida.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2009 AND 2008

(See Note 2 – Business Segments for financial results by segment.)

Regulated Operations

Operating revenue decreased $18.4 million, or 11 percent, from 2008 due to lower fuel and purchased power recoveries, lower retail and municipal kilowatt-hour sales, lower natural gas sales, which are primarily a pass-through (See Operating and Maintenance Expense discussion below), and the accrual of estimated prior year retail rate refunds related to our 2008 retail rate case. These decreases were partially offset by higher sales to Other Power Suppliers and higher rates.

Lower fuel and purchased power recoveries along with a decrease in retail and municipal kilowatt-hour sales combined for a total revenue reduction of $39.7 million. Fuel and purchased power recoveries decreased due to a $18.2 million reduction in fuel and purchased power expense. (See Fuel and Purchased Power Expense discussion below.) Total kilowatt-hour sales to retail and municipal customers decreased 35.4 percent from 2008 primarily due to idle production lines and plant closures at some of our taconite customers.

Estimated prior year retail rate refunds based on the June 25, 2009, MPUC rate reconsideration decision in the quarter total $2.3 million.

The decrease in kilowatt-hour sales to retail and municipal customers was mostly offset by revenue from electric sales to Other Power Suppliers which increased $21.0 million in 2009. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Higher rates resulting from the August 1, 2008, interim rate increase for retail customers in Minnesota increased revenue by $1.1 million, net of estimated refunds, and the FERC approved wholesale rate increase for our municipal customers on February 1, 2009, increased revenue by $1.4 million.

Kilowatt-hours Sold			Quantity	%
Quarter Ended June 30,	2009	2008	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	242	239	3	1.3%
Commercial	331	327	4	1.2%
Industrial	874	1,789	(915)	(51.2) %
Municipals	222	227	(5)	(2.2) %
Total Retail and Municipals	1,669	2,582	(913)	(35.4) %
Other Power Suppliers	1,107	375	732	195.2%
Total Regulated Utility Kilowatt-hours Sold	2,776	2,957	(181)	(6.1) %

ALLETE Second Quarter 2009 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2009 AND 2008 (Continued)
Regulated Operations (Continued)

Revenue from electric sales to taconite customers accounted for 13 percent of consolidated operating revenue in 2009 (26 percent in 2008). The decrease in revenue from our taconite customers was partially offset by revenue from electric sales to Other Power Suppliers which accounted for 23 percent of consolidated operating revenue in 2009 (9 percent in 2008). Revenue from electric sales to paper and pulp mills accounted for 10 percent of consolidated operating revenue in 2009 (10 percent in 2008). Revenue from electric sales to pipelines and other industrials accounted for 8 percent of consolidated operating revenue in 2009 (7 percent in 2008).

Operating expenses decreased $22.2 million, or 15 percent, from 2008.

Fuel and Purchased Power Expense decreased $18.2 million, or 24 percent, from 2008 primarily due to a decrease in purchased power expense reflecting lower market prices for energy.

Operating and Maintenance Expense decreased $6.6 million from 2008 reflecting lower natural gas costs due to a decline in the price and quantity of natural gas and lower contract and professional services related to a prior year planned outage at our Boswell Unit 4 facility.

Depreciation Expense increased $2.6 million, or 22 percent, from 2008 reflecting higher property, plant, and equipment balances placed in service and higher annual depreciation rates for distribution and transmission.

Interest expense increased $1.0 million, or 18 percent, from 2008 primarily due to additional long-term debt issued to fund new capital investments.

Investments and Other

Operating revenue decreased $6.7 million, or 25 percent, from 2008 primarily due to a decrease in revenue at ALLETE Properties reflecting the sale of the retail shopping center in Winter Haven, Florida in the second quarter of 2008.

ALLETE Properties	2009		2008
Revenue and Sales Activity	Quantity	Amount	Quantity	Amount
Dollars in Millions
Revenue from Land Sales
Acres (a)	–	–	49	$2.6
Contract Sales Price (b)		–		2.6
Deferred Revenue		–		–
Revenue from Land Sales		–		2.6
Other Revenue (c)		$0.1		5.3
Total ALLETE Properties Revenue		$0.1		$7.9

(a)	Acreage amounts are shown on a gross basis, including wetlands and non-controlling interest.
(b)	Reflects total contract sales price on closed land transactions. Land sales are recorded using a percentage-of-completion method.
(c)	Included a $4.5 million pre-tax gain from the sale of a shopping center in Winter Haven, Florida in 2008.

Operating expenses decreased $1.1 million, or 5 percent, from 2008 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

Interest expense increased $0.8 million from 2008 primarily due to additional long-term debt issued to fund new capital investments.

Other income decreased $1.2 million from 2008 primarily due to lower average cash balances.

ALLETE Second Quarter 2009 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2009 AND 2008 (Continued)

Income Taxes – Consolidated

For the quarter ended June 30, 2009, the effective tax rate was 31.5 percent (36.5 percent for the quarter ended June 30, 2008). The effective tax rate in both years deviated from the statutory rate (approximately 41 percent) primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits, and depletion. In addition, the effective tax rate for the second quarter of 2009 was impacted by lower pre-tax income and a state income tax refund. We expect the effective tax rate for 2009 to be approximately 35 percent.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Regulated Operations

Operating revenue decreased $30.6 million, or 9 percent, from 2008 due to lower fuel and purchased power recoveries, lower retail and municipal kilowatt-hour sales, lower natural gas sales, which are primarily a pass-through (See Operating and Maintenance Expense discussion below), and the accrual of estimated prior year retail rate refunds related to our 2008 retail rate case. These decreases were partially offset by higher sales to Other Power Suppliers and higher rates.

Lower fuel and purchased power recoveries along with a decrease in retail and municipal kilowatt-hour sales combined for a total revenue reduction of $68.1 million. Fuel and purchased power recoveries decreased due to a $31.7 million reduction in fuel and purchased power expense. (See Fuel and Purchased Power Expense discussion below.) Total kilowatt-hour sales to retail and municipal customers decreased 26 percent from 2008 primarily due to idled production lines and plant closures at some of our taconite customers.

Estimated prior year retail rate refunds based on the MPUC May Order and the June 25, 2009, MPUC rate reconsideration decision total $7.6 million.

The decrease in kilowatt-hour sales to retail and municipal customers has been mostly offset by revenue from electric sales to Other Power Suppliers which increased $36.0 million in 2009. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Higher rates resulting from the August 1, 2008 interim rate increase for retail customers in Minnesota increased revenue by $5.9 million, net of estimated refunds, and the FERC approved wholesale rate increases for our municipal customers on March 1, 2008 and February 1, 2009 increased revenue by $3.8 million.

Kilowatt-hours Sold			Quantity	%
Six Months Ended June 30,	2009	2008	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	617	602	15	2.5%
Commercial	709	709	–	– %
Industrial	2,197	3,612	(1,415)	(39.2) %
Municipals	487	499	(12)	(2.4) %
Total Retail and Municipals	4,010	5,422	(1,412)	(26.1) %
Other Power Suppliers	2,024	779	1,245	159.8%
Total Regulated Utility Kilowatt-hours Sold	6,034	6,201	(167)	(2.7) %

Revenue from electric sales to taconite customers accounted for 16 percent of consolidated operating revenue in 2009 (26 percent in 2008). The decrease in revenue from our taconite customers was partially offset by revenue from electric sales to Other Power Suppliers which accounted for 20 percent of consolidated operating revenue in 2009 (9 percent in 2008). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2009 (9 percent in 2008). Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue in 2009 (7 percent in 2008).

ALLETE Second Quarter 2009 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
Regulated Operations (Continued)

Operating expenses decreased $32.8 million, or 11 percent, from 2008.

Fuel and Purchased Power Expense decreased $31.7 million, or 20 percent, from 2008 primarily due to a decrease in purchased power expense reflecting lower market prices for energy.

Operating and Maintenance Expense decreased $6.3 million from 2008 primarily due to $5.5 million in lower natural gas costs due to a decline in the price and quantity of natural gas.

Depreciation Expense increased $5.2 million, or 22 percent, from 2008 reflecting higher property, plant, and equipment balances placed in service and higher annual depreciation rates for distribution and transmission.

Interest expense increased $2.5 million, or 22 percent, from 2008 primarily due to additional long-term debt issued to fund new capital investments and $0.5 million related to estimated retail rate refunds.

Investments and Other

Operating revenue decreased $8.3 million, or 18 percent, from 2008 primarily due to a decrease in revenue at ALLETE Properties reflecting the sale of the retail shopping center in Winter Haven, Florida in the second quarter of 2008.

ALLETE Properties	2009		2008
Revenue and Sales Activity	Quantity	Amount	Quantity	Amount
Dollars in Millions
Revenue from Land Sales
Acres (a)	19	$2.2	51	$3.9
Contract Sales Price (b)		2.2		3.9
Deferred Revenue		(0.6)		–
Revenue from Land Sales		1.6		3.9
Other Revenue (c)		0.2		6.7
Total ALLETE Properties Revenue		$1.8		$10.6

(a)	Acreage amounts are shown on a gross basis, including wetlands and non-controlling interest.
(b)	Reflects total contract sales price on closed land transactions. Land sales are recorded using a percentage-of-completion method.
(c)	Included a $4.5 million pre-tax gain from the sale of a shopping center in Winter Haven, Florida in 2008.

Operating expenses decreased $4.1 million, or 9 percent, from 2008 reflecting a decrease in the cost of real estate sold and decreased selling expenses.

Interest expense increased $2.0 million from 2008 primarily due to additional long-term debt issued to fund new capital investments.

Other income decreased $8.8 million from 2008 primarily due to the absence of a $6.8 million gain realized from the sale of certain available-for-sale securities in the first quarter of 2008.

Income Taxes – Consolidated

For the six months ended June 30, 2009, the effective tax rate was 36.4 percent (36.6 percent for the six months ended June 30, 2008). The effective tax rate in each period deviated from the statutory rate (approximately 41 percent) primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind production tax credits, and depletion.

ALLETE Second Quarter 2009 Form 10-Q

CRITICAL ACCOUNTING ESTIMATES

Certain accounting measurements under applicable GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, valuation of investments, pension and postretirement health and life actuarial assumptions, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2008 Form 10-K.

OUTLOOK

ALLETE is committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. Minnesota Power’s industrial customers are facing weak conditions in the markets for their products, and have and may continue to reduce the amount of energy they use. We will work to sell any released energy in the wholesale markets, and believe that our ability to produce energy at low cost will be a competitive advantage. Our focus will be to maintain the competitively-priced production of energy, while meeting environmental requirements. Minnesota Power will also focus on maintaining competitive retail rates, as we believe this is important to the success of our customers.

Our strategy going forward is to focus on growth opportunities within our core business as we expect to continue making significant investments to comply with renewable and environmental requirements, maintain our existing low-cost generation fleet, and strengthen and enhance the regional transmission grid. We will also look for additional transmission and renewable energy opportunities which take advantage of our geographical location between sources of renewable energy and growing energy markets. Earnings from our investment in ATC are expected to grow as we anticipate making additional investments to fund our pro-rata share of ATC’s capital expansion program. We expect to invest approximately $8 million in ATC throughout 2009.

Regulated Operations. Minnesota Power expects significant rate base growth over the next several years as it continues its program to comply with renewable energy requirements and environmental mandates, as well as make significant investments in our existing low-cost generation fleet to provide for continued future operations. We anticipate our capital investments will be recovered through a combination of current cost recovery riders and anticipated increased base electric rates.

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

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC. On May 4, 2009, the MPUC issued its order (May Order) on the rate filing, and on June 25, 2009, the MPUC reconsidered the May Order. While the reconsideration order has not been issued, we expect the MPUC reconsideration to result in an authorized rate increase of $20.4 million (slightly below the $21.1 million outcome in its May Order). The May Order allowing a 10.74 percent return on common equity and a capital structure consisting of 54.79 percent equity and 45.21 percent debt remains unchanged.

ALLETE Second Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

The reconsideration decision reduced Minnesota Power’s interim rates, which are in effect between August 2008 and the date final rates are implemented, by $6.3 million annually to approximately $15 million. This increases Minnesota Power’s refunding obligation for 2008 and 2009. Any party may appeal the final order to the Minnesota Court of Appeals. We will continue collecting interim rates until the new rates go into effect, which will be after the appeal period and all compliance filings are completed and accepted. Appeal of the final order or modifications during compliance could affect the final rate increase.

With the May Order, the MPUC also approved the stipulation and settlement agreement that affirmed the Company’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the retail rate filing. The transition to the former base cost of fuel will occur upon implementation of final rates. Any revenue impact associated with the transition will be identified in the fourth quarter.

As of June 30, 2009, we recorded a $16.4 million liability, including interest, for refunds anticipated to be paid to our customers as a result of the MPUC decision on our retail rate filing. Current year rate refunds totaling $8.3 million have been recorded on our consolidated statement of income and prior year rate refunds totaling $7.6 million are stated separately. Interest expense of $0.5 million was also recorded on our consolidated statement of income related to rate refunds. Refunds will commence when final rates are effective.

Ongoing capital investments necessary to meet state-mandated renewable energy and environmental standards, as well as to maintain our low-cost generation fleet and enhance the regional transmission grid will require continual cost recovery filings with the MPUC. These will take the form of current cost recovery filings and general rate cases. Minnesota Power anticipates filing a general rate case late in 2009.

SWL&P’s current retail rates are based on a December 2008 PSCW retail rate order that became effective January 1, 2009, and allows for an 11.1 percent return on equity. The new rates reflect a 3.5 percent average increase in retail utility rates for SWL&P customers (a 13.4 percent increase in water rates, a 4.7 percent increase in electric rates, and a 0.6 percent decrease in natural gas rates). On an annualized basis, the rate increase will generate approximately $3 million in additional revenue.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper production, and pipeline industries. Approximately 36 percent of our Regulated Utility kilowatt-hour sales were made to our industrial customers through the six months ended June 30, 2009, which includes the taconite, paper and pulp, and pipeline industries.

Strong worldwide steel demand, driven largely by extensive infrastructure development in China, resulted in very robust world iron ore demand and steel pricing for nearly a six year period which lasted through the summer of 2008. Between 2004 and 2008, annual taconite production averaged just over 40 million tons per year from taconite mines in Northeastern Minnesota. Beginning in the fall of 2008, worldwide steel makers began to dramatically cut steel production in response to reduced demand driven largely by the world credit situation. Currently, domestic raw steel production is at approximately 50 percent of capacity reflecting an increasing demand in automobiles, durable goods, structural, and other steel products. In late 2008, Minnesota taconite producers began to feel the impacts of decreased steel demand. As a result, reduced taconite production levels are occurring in 2009. Consequently, 2009 demand nominations for power from our taconite customers are lower by approximately 40 percent from 2008 levels. We continue to remarket available power to Other Power Suppliers in an effort to mitigate the earnings impact of these lower industrial sales. These sales are dependent upon the availability of generation and are sold at market based prices into the MISO market on a daily basis or through bilateral agreements of various durations. For 2009, we have successfully mitigated approximately 85 percent of the earnings impact.

ALLETE Second Quarter 2009 Form 10-Q

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

The areas in which we operate have strong wind, water, and biomass resources and provide us with opportunities to develop a number of renewable forms of generation. Our electric service area in Northeastern Minnesota is situated for delivery of renewable energy that is generated here and in adjoining regions. We intend to secure the most cost competitive and geographically advantageous renewable energy resources available. We believe that the demand for these resources is likely to grow, and the costs of the resources to generate renewable energy will continue to escalate. While we intend to maintain our disciplined approach to developing generation assets, we also believe that by acting sooner rather than later we can deliver lower cost power to our customers and maintain or improve our cost competitiveness among regional utilities. We will continue to work with our customers, our regulators and the communities we serve to develop generation options that reflect the needs of our customers as well as the environment. We believe that our location and our proactive leadership in developing renewable generation provide us with a competitive advantage. For more than a century, we have been Minnesota’s leading producer of renewable hydroelectric energy.

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

North Dakota Wind Project. On July 7, 2009, the MPUC approved our plan petition to qualify for current cost recovery of investments and expenditures related to our Bison I Wind Project (Bison I) and associated transmission upgrades. We anticipate filing a petition with the MPUC in the near future to establish cost recovery and customer billing rates. Bison I is the first portion of several hundred MWs of our North Dakota Wind Project, which upon completion will complete the 2025 renewable energy supply requirement for our retail load. Bison I will be located near Center, North Dakota and will be comprised of 33 wind turbines with a total nameplate capacity of 75.9 MWs. In September 2008, we signed an agreement to purchase an existing 250 kV DC transmission line for approximately $80 million to transport this wind energy to our customers while gradually reducing the supply of energy currently delivered to our system on this same transmission line from Square Butte’s Unit. The transaction is subject to regulatory approvals and is anticipated to close in 2009. On May 14, 2009, we filed a petition with the MPUC for approval of the DC transmission line purchase and the restructuring of the power purchase agreement with Square Butte.

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

Climate Change. We believe that future regulations may restrict the emissions of GHGs from our generation facilities. Several proposals at the Federal level to “cap” the amount of GHG emissions have been made. On June 26, 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009. H.R. 2454 is a comprehensive energy bill that also includes a cap and trade program. H.R. 2454 allocates a significant number of allowances to the electric utility sector to mitigate cost impacts on consumers. Congress may consider proposals other than cap and trade programs to address GHG emissions. We are unable to predict the outcome of H.R. 2454 or other efforts that Congress may make with respect to GHG emissions, and the impact that any GHG emission regulations may have on the Company.

ALLETE Second Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

CapX 2020. Minnesota Power is a participant in the CapX 2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX 2020, which includes Minnesota’s largest transmission owners, consists of electric cooperatives, municipals and investor-owned utilities, and has assessed the transmission system and projected growth in customer demand for electricity through 2020. Studies show that the region's transmission system will require major upgrades and expansion to accommodate increased electricity demand as well as support renewable energy expansion through 2020.

The CapX 2020 participants filed a request for a Certificate of Need for three 345 kV lines and associated system interconnections with the MPUC in August 2007. The MPUC issued the Certificate of Need for these 345 kV lines in May 2009. The MPUC must now determine routes for the new lines in subsequent proceedings. Portions of the 345 kV lines will also require approvals by federal officials and by regulators in North Dakota, South Dakota and Wisconsin. A fourth line, a 70-mile, 230 kV line in north central Minnesota, is also among the CapX 2020 projects. A request for a Certificate of Need for this line was filed in March 2008, and a Route Permit application was filed in June 2008. The MPUC issued the Certificate of Need for the 230 kV line on July 9, 2009. The MPUC decision on routing is expected in 2010.

Minnesota Power may invest in two of the lines, a 250-mile 345 kV line between Fargo, North Dakota and Monticello, Minnesota, and a 70-mile, 230 kV line between Bemidji and Grand Rapids, Minnesota. Our total investment in these two lines is expected to be approximately $80 million. Upon receipt of the required Certificates of Need, we intend to include these costs in an annual filing with the MPUC for current cost recovery of the expenditures related to our investment in the lines under a Minnesota Power transmission cost recovery tariff rider mechanism authorized by Minnesota legislation. Construction of the lines is targeted to begin in 2010 and last approximately three to four years.

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

Boswell NOX Reduction Plan. In September 2008, we submitted to the MPCA and MPUC a $92 million environmental initiative proposing cost recovery for NOX emission reductions from Boswell Units 1, 2, and 4. If approved by the MPUC, the Boswell NOX Reduction Plan is expected to significantly reduce NOX emissions from these units. In conjunction with the NOX reduction, we plan to install an efficiency improvement to the existing turbine/generator at Boswell Unit 4, adding approximately 60 MWs of total output with no additional emissions. Cost recovery for these projects will occur either through a current cost recovery rider or a rate case.

Transmission. In September 2008, in connection with our existing cost recovery rider for transmission expenditures, we filed a petition with the MPUC to approve our 2009 billing factor adjustment for ongoing transmission expenditures. The annual billing factor allows us to charge our retail customers on a current basis for the costs of constructing these facilities plus a return on the capital invested. These expenditures include the Badoura and Tower transmission projects and certain statutorily authorized MISO related transmission facility charges. The Badoura and Tower transmission projects are being developed to address transmission inadequacies in Northeastern Minnesota. Both projects will provide regional transmission benefits through increased voltage support and additional line capacity. The MPUC approved the 2009 billing factor adjustment in June 2009 allowing new rates to go into effect July 1, 2009.

ALLETE Second Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Investment in ATC. At June 30, 2009, our equity investment was $82.1 million, representing an approximate 8 percent ownership interest. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of establishing the independent operation and ownership of, and investment in, transmission facilities. ATC rates are based on a 12.2 percent return on common equity dedicated to utility plant. ATC has identified $2.7 billion in future projects needed over the next 10 years to improve the adequacy and reliability of the electric transmission system. These investments are expected to be funded through a combination of internal cash, debt and investor contributions. As additional opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC; these future capital investments are voluntary and not a long-term binding commitment. As of July 31, 2009, we have invested $5.4 million of the approximately $8 million for 2009.

Investments and Other

BNI Coal. BNI Coal anticipates selling approximately 4.5 million tons of coal in 2009 (4.5 million tons were sold in 2008) and has sold approximately 2.2 million tons through June 30, 2009 (2.2 million tons sold as of June 30, 2008).

ALLETE Properties. ALLETE Properties is our real estate business that has operated in Florida since 1991. Our current strategy is to complete and maintain key entitlements and infrastructure improvements which enhance values without requiring significant additional investment, and position the current property portfolio for a maximization of value and cash flow.

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

Summary of Development Projects			Residential	Non-residential
Land Available-for-Sale	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)

Current Development Projects
Town Center	80%	991	2,289	2,228,200
Palm Coast Park	100%	3,436	3,239	3,116,800
Total Current Development Projects		4,427	5,528	5,345,000

Proposed Development Project
Ormond Crossings	100%	5,968	(d)	(d)

Total of Development Projects		10,395	5,528	5,345,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and non-controlling interest.
(b)	Estimated and includes non-controlling interest. Density at build out may differ from these estimates.
(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.
(d)
A development order approved by the City of Ormond Beach includes up to 3,700 residential units and 5 million square feet of non-residential space. We estimate the first two phases of Ormond Crossings will include 2,500-3,200 residential units and 2.5 million - 3.5 million square feet of various types of non-residential space. Density of the residential and non-residential components of the project will be determined based upon market and traffic mitigation cost considerations. Approximately 2,000 acres will be devoted to a regionally significant wetlands mitigation bank.

Other Land Available-for-Sale (a)	Total	Mixed Use	Residential	Non-Residential	Agricultural
Acres (b)
Other Land	1,327	353	114	376	484

(a)	Other land available-for-sale includes land located in Palm Coast, Florida not included in development projects and land held by Lehigh Acquisition Corporation and Cape Coral Holdings, Inc.
(b)	Acreage amounts are approximate and shown on a gross basis, including wetlands and non-controlling interest.

ALLETE Second Quarter 2009 Form 10-Q

OUTLOOK (Continued)
Investments and Other (Continued)

At June 30, 2009, total pending land sales under contract were $8.4 million ($12.4 million at December 31, 2008) and are scheduled to close at various times through 2010. However, given current market conditions it may be difficult to complete these closings by 2010. We continue to have discussions with our buyers under pending contracts. Our objective is to proactively assist our buyers through this current period of weak market conditions, as we believe the long-term prospects for our properties are favorable. Our discussions sometimes result in adjustments to contract terms, and may include extending closing dates, revised pricing or termination. If a purchaser defaults on a sales contract, the legal remedy is usually limited to terminating the contract and retaining the purchaser’s deposit. The property is then available for resale. In many cases, contract purchasers incur significant costs during due diligence, planning, designing and marketing the property before the contract closes, therefore they have substantially more at risk than the deposit.

At June 30, 2009, our finance receivables included $7.8 million due from an entity which filed for voluntary Chapter 11 bankruptcy protection in June 2009. The estimated fair value of the collateral relating to these receivables was greater than the $7.8 million amount due and no impairment was recorded.

Emerging Technology. We have the potential to recognize gains or losses on the sale of investments in our Emerging Technology Investments. We plan to sell investments in our Emerging Technology Investments when publicly traded shares are distributed to us. Some restrictions on sales may apply, including, but not limited to, underwriter lock-up periods that typically extend for 180 days following an initial public offering. We have committed to make up to $0.5 million in additional investments in certain emerging technology holdings. We do not have plans to make any additional investments beyond this commitment.

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2009. On an ongoing basis, ALLETE has certain tax credits and other tax adjustments that will reduce the statutory rate to the expected effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, wind production tax credits, AFUDC-Equity, domestic manufacturer’s deduction, depletion, Medicare prescription reimbursement, as well as other items. The annual effective rate can also be impacted by such items as changes in income from operations before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations and configuration changes, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be approximately 35 percent for 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activities

ALLETE is well-positioned to meet the Company’s immediate cash flow needs, including the payment of future dividends. With our cash balance of approximately $72 million, $160.0 million in lines-of-credit which includes a committed, syndicated, unsecured revolving line of credit of $150.0 million, and a debt-to-capital ratio of 42 percent at June 30, 2009, we project sufficient capital availability through the immediate term. If needed, we have the flexibility to reduce our planned capital expenditure program to meet changing capital market conditions.

Operating Activities. Cash from operating activities was $63.7 million for the six months ended June 30, 2009 ($54.7 million for the six months ended June 30, 2008). Cash from operating activities was higher in 2009 due to higher depreciation and deferred tax expense in 2009 and the exclusion of non-operating asset sales in 2008. These increases were partially offset by lower net income and higher working capital requirements in 2009.

Investing Activities. Cash used for investing activities was $135.0 million for the six months ended June 30, 2009 ($96.6 million for the six months ended June 30, 2008). Cash used for investing activities was lower in 2008 due to the proceeds from the sale of assets (retail shopping center) in Winter Haven, Florida and available-for-sale securities.

ALLETE Second Quarter 2009 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Financing Activities. Cash from financing activities was $41.7 million for the six months ended June 30, 2009 ($117.7 million for the six months ended June 30, 2008). Cash from financing activities was lower in 2009 than 2008 due to less debt issuance which was partially offset by the issuance of 1.5 million shares of common stock with net proceeds of approximately $27.9 million

Working Capital. Additional working capital, if and when needed, generally is provided by the sale of commercial paper. We have 0.6 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan. Additionally, we have 4.2 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Inc. We have consolidated bank lines of credit aggregating $160.0 million, the majority of which expire in January 2012. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. We may sell securities to meet capital requirements, to provide for the retirement or early redemption of issues of long-term debt, to reduce short-term debt and for other corporate purposes.

Auction Rate Securities. Included in Available-for-Sale Securities, as of June 30, 2009, are $14.3 million ($15.2 million at December 31, 2008) of three auction rate municipal bonds with stated maturity dates ranging between 15 and 27 years. These ARS consist of guaranteed student loans insured or reinsured by the federal government. These ARS were historically auctioned every 35 days to set new rates and provided a liquidating event in which investors could either buy or sell securities. Beginning in 2008, the auctions have been unable to sustain themselves due to the overall lack of market liquidity and we have been unable to liquidate all of our ARS. As a result, we have classified the ARS as long-term investments and have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. In the meantime, these securities will pay a default rate which is above market interest rates.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in the ARS as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include the following: estimated interest rates, estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), amount of cash flows, and expected holding periods of the ARS. These inputs reflect the Company’s judgments about assumptions that market participants would use in pricing ARS including assumptions about risk. Based upon the results of the discounted cash flow model, the fact that these ARS consist of guaranteed student loans insured or reinsured by the federal government and recent market activity, no other-than-temporary impairment loss has been reported.

Securities. In January 2009, we issued $42.0 million in principal amount of First Mortgage Bonds (Bonds) in the private placement market. The Bonds mature January 15, 2019 and carry a coupon rate of 8.17 percent. We have the option to prepay all or a portion of the Bonds at our discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for this type of transaction. We are using the proceeds from the sale of the Bonds to fund utility capital expenditures and for general corporate purposes.

In February 2008, we entered into a Distribution Agreement with KCCI, Inc. with respect to the issuance and sale of up to 2.5 million shares of our common stock. In February 2009, we amended and restated the Distribution Agreement with KCCI, Inc. such that it now provides for the issuance and sale of up to 5.0 million shares of our common stock, without par value. The shares may be offered for sale, from time to time, in accordance with the terms of the agreement. For the six months ended June 30, 2009, 0.8 million shares of common stock were issued under this agreement resulting in net proceeds of $21.5 million.

In March 2009, we contributed 463,000 shares of ALLETE common stock, with an aggregate value of $12.0 million, to our pension plan. On May 19, 2009, we registered the 463,000 shares of ALLETE common stock with the SEC pursuant to Rule 424(b)(7).

ALLETE Second Quarter 2009 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE to maintain a ratio of its Funded Debt to Total Capital of less than or equal to 0.65 to 1.00 measured quarterly. As of June 30, 2009 our ratio was approximately 0.40 to 1.00. Failure to meet this covenant could give rise to an event of default, if not corrected after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of June 30, 2009, ALLETE was in compliance with its financial covenants.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2008 Form 10-K, with additional disclosure discussed in Note 14. Commitments, Guarantees and Contingencies of this Form 10-Q.

Capital Requirements

For the six months ended June 30, 2009, capital expenditures totaled $122.5 million ($144.3 million at June 30, 2008). The expenditures were primarily made in the Regulated Operations segment. Internally generated funds and additional long-term debt and equity issuances were the primary sources of funding.

ENVIRONMENTAL MATTERS AND OTHER

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to restrictive environmental requirements through legislation and/or rulemaking in the future, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. We are unable to predict the outcome of the matters discussed in Note 14. Commitments, Guarantees and Contingencies of this Form 10-Q.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-For-Sale Securities. As of June 30, 2009, our available-for-sale securities portfolio consisted of securities in a grantor trust, established to fund certain employee benefits, and ARS. (See Note 3. Investments.)

Emerging Technology Investments. As part of our Emerging Technology Investments, we have several minority investments in venture capital funds and direct investments in privately-held, start-up companies.

COMMODITY PRICE RISK

Our regulated utility operations in Minnesota and Wisconsin incur costs for fuel (primarily coal), power and natural gas purchased for resale in our regulated service territories, and related transportation. Our regulated utilities’ exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory environment, which generally allows a fuel clause surcharge if costs are in excess of those in our last rate filing. Conversely, costs below those in our last rate filing result in a credit to our ratepayers. We seek to prudently manage our customers’ exposure to price risk by entering into contracts of various durations and terms for the purchase of coal and power (in Minnesota), power and natural gas (in Wisconsin), and related transportation costs.

ALLETE Second Quarter 2009 Form 10-Q

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

Demand nominations for power from our taconite customers in 2009 are lower by approximately 40 percent from 2008 levels. We continue to remarket available power to Other Power Suppliers in an effort to mitigate the earnings impact of these lower industrial sales. These sales are dependent upon the availability of generation and are sold at market based prices into the MISO market on a daily basis or through bilateral agreements of various durations. For 2009, we have successfully mitigated approximately 85 percent of the earnings impact.

In 2009, we have entered into financial and commodity swap derivative instruments to manage price risk for certain power marketing contracts. These derivative instruments are recorded on our consolidated balance sheet at fair value. Changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria is met. As of June 30, 2009, we have recorded approximately $2.3 million of derivatives in other assets on our consolidated balance sheet. Of this total, $0.1 million has been designated as a cash flow hedge and any mark-to-market fluctuations have been recorded in other comprehensive income on the consolidated balance sheet. (See Note 4. Derivatives.)

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

INTEREST RATE RISK

We are also exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting current market conditions. Based on the variable rate debt outstanding at June 30, 2009, and assuming no other changes to our financial structure, an increase or decrease of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.8 million. This amount was determined by considering the impact of a hypothetical 100 basis point change to the average variable interest rate on the variable rate debt outstanding as of June 30, 2009.

ALLETE Second Quarter 2009 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2009, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)              We held our Annual Meeting of Shareholders on May 12, 2009.

(b)              Included in (c) below.

(c)
The election of directors, the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009, and the amendment of Article III and the deletion of Article V of ALLETE’s Amended and Restated Articles of Incorporation were voted on at the 2009 Annual Meeting of Shareholders.

ALLETE Second Quarter 2009 Form 10-Q

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

The results were as follows:

	Votes For	Withheld
Directors

Kathleen A. Brekken	26,944,114	359,750
Heidi J. Eddins	26,991,269	312,594
Sidney W. Emery, Jr.	26,953,869	349,994
James J. Hoolihan	26,833,220	470,644
Madeleine W. Ludlow	26,972,791	331,072
George L. Mayer	26,897,929	405,934
Douglas C. Neve	27,018,456	285,407
Jack I. Rajala	20,938,156	6,365,708
Leonard C. Rodman	26,895,550	408,313
Donald J. Shippar	26,803,979	499,884
Bruce W. Stender	26,824,142	479,721

	Votes For	Votes Against	Abstentions	Broker Nonvotes
Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP	27,010,433	558,949	151,120	–

	Votes For	Votes Against	Abstentions	Broker Nonvotes
ALLETE’s Amended and Restated Articles of Incorporation

Amend Article III	22,092,287	5,374,224	253,990	–
Delete Article V	25,628,952	1,711,893	379,657	–

(d)              Not applicable.

ITEM 5.  OTHER INFORMATION

Reference is made to our 2008 Form 10-K for background information on the following updates.

Ref. Page 12 – Regulated Operations, Minnesota Public Utilities Commission – First Paragraph

On May 2, 2008, Minnesota Power filed a rate increase request with the MPUC. On May 4, 2009, the MPUC issued its order (May Order) on the rate filing, and on June 25, 2009, the MPUC reconsidered the May Order. While the reconsideration order has not been issued, we expect the MPUC reconsideration to result in an authorized rate increase of $20.4 million (slightly below the $21.1 million outcome in its May Order). The May Order allowing a 10.74 percent return on common equity and a capital structure consisting of 54.79 percent equity and 45.21 percent debt remains unchanged.

The reconsideration decision reduced Minnesota Power’s interim rates, which are in effect between August 2008 and the date final rates are implemented, by $6.3 million annually to approximately $15 million. This increases Minnesota Power’s refunding obligation for 2008 and 2009. Any party may appeal the final order to the Minnesota Court of Appeals. We will continue collecting interim rates until the new rates go into effect, which will be after the appeal period and all compliance filings are completed and accepted. Appeal of the final order or modifications during compliance could affect the final rate increase.

ALLETE Second Quarter 2009 Form 10-Q

ITEM 5.  OTHER INFORMATION (Continued)

With the May Order, the MPUC also approved the stipulation and settlement agreement that affirmed the Company’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the retail rate filing. The transition to the former base cost of fuel will occur upon implementation of final rates. Any revenue impact associated with the transition will be identified in the fourth quarter.

As of June 30, 2009, we recorded a $16.4 million liability, including interest, for refunds anticipated to be paid to our customers as a result of the MPUC decision on our retail rate filing. Current year rate refunds totaling $8.3 million have been recorded on our consolidated statement of income and prior year rate refunds totaling $7.6 million are stated separately. Interest expense of $0.5 million was also recorded on our consolidated statement of income related to rate refunds. Refunds will commence when final rates are effective.

Ref. Page 18 – Employees – Second Paragraph

Minnesota Power, SWL&P and IBEW Local 31, continue to work under contract extensions of the agreements which expired on January 31, 2009. On April 10, 2009, IBEW Local 31 requested binding arbitration in accordance with the provisions of the contracts. The contracts also provide Minnesota Power and SWL&P with the protections of no strike clauses. Arbitrations are scheduled in October with final resolutions anticipated in November 2009. We remain optimistic that we will achieve a fair and equitable result in both agreements.

Ref. Page 20 – Executive Officers of the Registrant

Executive Officer	Initial Effective Date
Donald J. Shippar, Age 60
Chairman and Chief Executive Officer	May 12, 2009
Chairman, President and Chief Executive Officer	January 1, 2006
President and Chief Executive Officer	January 21, 2004
Executive Vice President – ALLETE and President – Minnesota Power	May 13, 2003
President and Chief Operating officer – Minnesota Power	January 1, 2002

Alan R. Hodnik, Age 50
President – ALLETE	May 12, 2009
Chief Operating Officer – Minnesota Power	May 8, 2007
Senior Vice President – Minnesota Power Operations	September 22, 2006
Vice President – Minnesota Power Generation	May 1, 2005

ALLETE Second Quarter 2009 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit
Number

3	Amendment to the Articles of Incorporation, dated as of May 12, 2009

10(a)	ALLETE Amended and Restated Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009.

10(b)	Amendment to the ALLETE Director Stock Plan, effective May 1, 2009.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
ALLETE News Release dated August 5, 2009, announcing 2009 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

ALLETE Second Quarter 2009 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 5, 2009	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

August 5, 2009	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller

ALLETE Second Quarter 2009 Form 10-Q