Form 10-Q
period 2010-06-30
ALLETE INC
filed 2010-08-04
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
35,681,083 shares outstanding
as of June 30, 2010

ALLETE Second Quarter 2010 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ARS	Auction Rate Securities
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison I	Bison I Wind Project
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
Boswell NOX Reduction Plan	Plan to reduce NOX emissions from Boswell Units 1, 2, and 4
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
IBEW Local 31	International Brotherhood of Electrical Workers Local 31
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
kV	Kilovolt(s)
Laskin	Laskin Energy Center
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW/MWh	Megawatt(s) / Megawatt-hour(s)
NDPSC	North Dakota Public Service Commission
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional

ALLETE Second Quarter 2010 Form 10-Q

Definitions (Continued)
Abbreviation or Acronym	Term
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE Second Quarter 2010 Form 10-Q

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

ALLETE Second Quarter 2010 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	June 30,	December 31,
	2010	2009

Assets
Current Assets
Cash and Cash Equivalents	$45.3	$25.7
Accounts Receivable (Less Allowance of $0.9 at June 30, 2010 and December 31, 2009)	107.9	118.5
Inventories	57.1	57.0
Prepayments and Other	21.9	24.3
Total Current Assets	232.2	225.5
Property, Plant and Equipment - Net	1,671.7	1,622.7
Regulatory Assets	287.8	293.2
Investment in ATC	91.1	88.4
Other Investments	131.6	130.5
Other Non-Current Assets	33.4	32.8
Total Assets	$2,447.8	$2,393.1

Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$56.0	$62.1
Accrued Taxes	16.8	20.6
Accrued Interest	12.7	11.1
Long-Term Debt Due Within One Year	1.6	5.2
Notes Payable	1.4	1.9
Other	30.7	32.2
Total Current Liabilities	119.2	133.1
Long-Term Debt	709.6	695.8
Deferred Income Taxes	276.9	253.1
Regulatory Liabilities	46.5	47.1
Other Non-Current Liabilities	324.0	325.0
Total Liabilities	1,476.2	1,454.1

Commitments and Contingencies (Note 13)

Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 35.7 and 35.2 Shares Outstanding	629.8	613.4
Unearned ESOP Shares	(40.5)	(45.3)
Accumulated Other Comprehensive Loss	(23.9)	(24.0)
Retained Earnings	396.9	385.4
Total ALLETE Equity	962.3	929.5
Non-Controlling Interest in Subsidiaries	9.3	9.5
Total Equity	971.6	939.0
Total Liabilities and Equity	$2,447.8	$2,393.1

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2010 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating Revenue
Operating Revenue	$211.2	$167.0	$444.8	$371.9
Prior Year Rate Refunds	–	(2.3)	–	(7.6)
Total Operating Revenue	211.2	164.7	444.8	364.3

Operating Expenses
Fuel and Purchased Power	74.3	56.8	154.1	129.6
Operating and Maintenance	85.4	76.7	173.1	157.2
Depreciation	19.8	15.5	39.8	30.7
Total Operating Expenses	179.5	149.0	367.0	317.5

Operating Income	31.7	15.7	77.8	46.8

Other Income (Expense)
Interest Expense	(9.5)	(8.4)	(18.4)	(17.1)
Equity Earnings in ATC	4.4	4.3	8.9	8.5
Other	2.2	1.9	3.2	3.0
Total Other Expense	(2.9)	(2.2)	(6.3)	(5.6)

Income Before Non-Controlling Interest and Income Taxes	28.8	13.5	71.5	41.2
Income Tax Expense	9.4	4.2	29.3	15.0
Net Income	19.4	9.3	42.2	26.2
Less: Non-Controlling Interest in Subsidiaries	–	(0.1)	(0.2)	(0.1)
Net Income Attributable to ALLETE	$19.4	$9.4	$42.4	$26.3

Average Shares of Common Stock
Basic	34.1	31.8	34.0	31.3
Diluted	34.2	31.8	34.1	31.4

Basic Earnings Per Share of Common Stock	$0.57	$0.29	$1.25	$0.84
Diluted Earnings Per Share of Common Stock	$0.57	$0.29	$1.25	$0.84

Dividends Per Share of Common Stock	$0.44	$0.44	$0.88	$0.88

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2010 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Six Months Ended
	June 30,
	2010	2009

Operating Activities
Net Income	$42.2	$26.2
Allowance for Funds Used During Construction	(2.1)	(2.9)
Income from Equity Investments, Net of Dividends	(1.4)	(0.5)
Gain on Real Estate Foreclosure	(0.7)	–
Depreciation Expense	39.8	30.7
Amortization of Debt Issuance Costs	0.5	0.4
Deferred Income Tax Expense	23.1	24.0
Stock Compensation Expense	1.1	1.1
Bad Debt Expense	0.5	0.6
Changes in Operating Assets and Liabilities
Accounts Receivable	10.1	(5.0)
Inventories	(0.1)	(3.9)
Prepayments and Other	2.4	(1.5)
Accounts Payable	(10.4)	(3.5)
Other Current Liabilities	(3.7)	9.4
Changes in Regulatory and Other Non-Current Assets	5.1	(4.3)
Changes in Regulatory and Other Non-Current Liabilities	2.1	(7.1)
Cash from Operating Activities	108.5	63.7

Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.5	0.9
Payments for Purchase of Available-for-sale Securities	(1.4)	(0.9)
Investment in ATC	(1.2)	(3.5)
Changes to Other Investments	(0.6)	1.8
Additions to Property, Plant and Equipment	(79.5)	(133.3)
Cash for Investing Activities	(82.2)	(135.0)

Financing Activities
Proceeds from Issuance of Common Stock	15.2	27.9
Proceeds from Issuance of Long-Term Debt	80.0	43.3
Reductions of Long-Term Debt	(69.9)	(1.8)
Debt Issuance Costs	(0.7)	(0.5)
Dividends on Common Stock	(30.8)	(27.2)
Changes in Notes Payable	(0.5)	–
Cash from (for) Financing Activities	(6.7)	41.7

Change in Cash and Cash Equivalents	19.6	(29.6)
Cash and Cash Equivalents at Beginning of Period	25.7	102.0

Cash and Cash Equivalents at End of Period	$45.3	$72.4

The accompanying notes are an integral part of these statements.

ALLETE Second Quarter 2010 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2009, consolidated balance sheet presented in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the period ended June 30, 2010, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes included in our 2009 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of the financial statements issuance.

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

	June 30,	December 31,
Inventories	2010	2009
Millions
Fuel	$20.3	$23.0
Materials and Supplies	36.8	34.0
Total Inventories	$57.1	$57.0

	June 30,	December 31,
Prepayments and Other Current Assets	2010	2009
Millions
Deferred Fuel Adjustment Clause	$14.8	$15.5
Other	7.1	8.8
Total Prepayments and Other Current Assets	$21.9	$24.3

	June 30,	December 31,
Other Non-Current Liabilities	2010	2009
Millions
Future Benefit Obligation Under Defined Benefit Pension and Other Postretirement Benefit Plans	$230.8	$231.2
Asset Retirement Obligation	48.7	44.6
Other	44.5	49.2
Total Other Non-Current Liabilities	$324.0	$325.0

Supplemental Statement of Cash Flows Information.

For the Six Months Ended June 30,	2010	2009
Millions
Cash Paid During the Period for
Interest – Net of Amounts Capitalized	$16.3	$13.6
Income Taxes	$1.5	$0.8

Noncash Investing and Financing Activities
Change in Accounts Payable for Capital Additions to Property Plant and Equipment	$4.4	$(13.2)
AFUDC – Equity	$2.1	$2.9
ALLETE Common Stock contributed to the Defined Benefit Pension Plan	–	$(12.0)

ALLETE Second Quarter 2010 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards.

Subsequent Events. In February 2010, the FASB issued amended guidance that eliminates the requirement to disclose the date through which subsequent events have been evaluated. The amended guidance was adopted and effective during the first quarter of 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities. In March 2010, the FASB issued new guidance on the accounting for credit derivatives that are embedded in beneficial interests in securitized financial assets. This new guidance eliminated the scope exception for embedded credit derivatives and provided new guidance on the evaluation to be performed. This guidance was effective June 15, 2010. As of June 30, 2010, we did not have any embedded credit derivatives.

Fair Value. In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances, and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and is not expected to have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements.

Variable Interest Entities (VIEs). In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. This guidance was adopted January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows.

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

ALLETE Second Quarter 2010 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended June 30, 2010
Operating Revenue	$211.2	$194.1	$17.1
Fuel and Purchased Power	74.3	74.3	–
Operating and Maintenance	85.4	69.3	16.1
Depreciation Expense	19.8	18.7	1.1
Operating Income (Loss)	31.7	31.8	(0.1)
Interest Expense	(9.5)	(7.7)	(1.8)
Equity Earnings in ATC	4.4	4.4	–
Other Income	2.2	1.1	1.1
Income (Loss) Before Non-Controlling Interest and Income Taxes	28.8	29.6	(0.8)
Income Tax Expense (Benefit)	9.4	11.4	(2.0)
Net Income	19.4	18.2	1.2
Less: Non-Controlling Interest in Subsidiaries	–	–	–
Net Income Attributable to ALLETE	$19.4	$18.2	$1.2

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended June 30, 2009
Operating Revenue	$167.0	$147.4	$19.6
Prior Year Rate Refunds	(2.3)	(2.3)	–
Total Operating Revenue	164.7	145.1	19.6
Fuel and Purchased Power	56.8	56.8	–
Operating and Maintenance	76.7	56.9	19.8
Depreciation Expense	15.5	14.3	1.2
Operating Income (Loss)	15.7	17.1	(1.4)
Interest Expense	(8.4)	(6.6)	(1.8)
Equity Earnings in ATC	4.3	4.3	–
Other Income	1.9	1.7	0.2
Income (Loss) Before Non-Controlling Interest and Income Taxes	13.5	16.5	(3.0)
Income Tax Expense (Benefit)	4.2	5.8	(1.6)
Net Income (Loss)	9.3	10.7	(1.4)
Less: Non-Controlling Interest in Subsidiaries	(0.1)	–	(0.1)
Net Income (Loss) Attributable to ALLETE	$9.4	$10.7	$(1.3)

ALLETE Second Quarter 2010 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Six Months Ended June 30, 2010
Operating Revenue	$444.8	$410.2	$34.6
Fuel and Purchased Power	154.1	154.1	–
Operating and Maintenance	173.1	139.1	34.0
Depreciation Expense	39.8	37.7	2.1
Operating Income (Loss)	77.8	79.3	(1.5)
Interest Expense	(18.4)	(15.3)	(3.1)
Equity Earnings in ATC	8.9	8.9	–
Other Income	3.2	2.3	0.9
Income (Loss) Before Non-Controlling Interest and Income Taxes	71.5	75.2	(3.7)
Income Tax Expense (Benefit)	29.3	32.1	(2.8)
Net Income (Loss)	42.2	43.1	(0.9)
Less: Non-Controlling Interest in Subsidiaries	(0.2)	–	(0.2)
Net Income (Loss) Attributable to ALLETE	$42.4	$43.1	$(0.7)

As of June 30, 2010
Total Assets	$2,447.8	$2,211.2	$236.6
Property, Plant and Equipment – Net	$1,671.7	$1,627.4	$44.3
Accumulated Depreciation	$1,007.5	$959.4	$48.1
Capital Additions	$85.1	$85.0	$0.1

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Six Months Ended June 30, 2009
Operating Revenue	$371.9	$333.8	$38.1
Prior Year Rate Refunds	(7.6)	(7.6)	–
Total Operating Revenue	364.3	326.2	38.1
Fuel and Purchased Power	129.6	129.6	–
Operating and Maintenance	157.2	119.7	37.5
Depreciation Expense	30.7	28.4	2.3
Operating Income (Loss)	46.8	48.5	(1.7)
Interest Expense	(17.1)	(13.9)	(3.2)
Equity Earnings in ATC	8.5	8.5	–
Other Income	3.0	2.9	0.1
Income (Loss) Before Non-Controlling Interest and Income Taxes	41.2	46.0	(4.8)
Income Tax Expense (Benefit)	15.0	17.6	(2.6)
Net Income (Loss)	26.2	28.4	(2.2)
Less: Non-Controlling Interest in Subsidiaries	(0.1)	–	(0.1)
Net Income (Loss) Attributable to ALLETE	$26.3	$28.4	$(2.1)

As of June 30, 2009
Total Assets	$2,217.6	$1,947.6	$270.0
Property, Plant and Equipment – Net	$1,481.7	$1,429.7	$52.0
Accumulated Depreciation	$875.2	$824.5	$50.7
Capital Additions	$122.5	$121.3	$1.2

ALLETE Second Quarter 2010 Form 10-Q

NOTE 3.  INVESTMENTS

Investments. Our long-term investment portfolio includes the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, ARS, and land held-for-sale in Minnesota.

	June 30,	December 31,
Other Investments	2010	2009
Millions
ALLETE Properties	$95.0	$93.1
Available-for-sale Securities	29.2	29.5
Other	7.4	7.9
Total Other Investments	$131.6	$130.5

	June 30,	December 31,
ALLETE Properties	2010	2009
Millions
Land Held-for-sale Beginning Balance	$74.9	$71.2
Additions during period:
Deeds to Collateralized Property (a)	9.9	–
Capitalized Improvements and Other	0.4	5.6
Deductions during period: Cost of Real Estate Sold	–	(1.9)
Land Held-for-sale Ending Balance	85.2	74.9
Long-Term Finance Receivables	4.5	12.9
Other	5.3	5.3
Total Real Estate Assets	$95.0	$93.1

(a)	The deeds to collateralized property resulted primarily from an entity which filed for voluntary Chapter 11 bankruptcy and are recorded net of estimated selling costs.

Land Held-for-sale. Land held-for-sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels. Land values are reviewed for impairment and no impairments were recorded for the six months ended June 30, 2010 (none in 2009).

Long-Term Finance Receivables. Long-term finance receivables, which are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts. There was no allowance for doubtful accounts as of June 30, 2010 ($0.4 million as of December 31, 2009). The receivables have maturities up to three years and no impairment was recorded during the six months ended June 30, 2010 (none in 2009).

In the quarter ended June 30, 2010, we received deeds in lieu of foreclosure to properties which had been sold in multiple transactions over various years to one purchaser. The properties were sold with seller financing, of which $7.0 million remained due and owing from a purchaser that filed for voluntary Chapter 11 bankruptcy protection in June 2009. The bankruptcy trustee approved the transfer of the properties back to ALLETE Properties in satisfaction of the amount owed. The fair value of the properties received net of selling expenses was $8.8 million. The receipt of properties resulted in a pre-tax gain of $0.7 million after reflecting other liabilities assumed and non-controlling interest.

Auction Rate Securities. Included in Available-for-sale Securities as of June 30, 2010, is an auction rate municipal bond of $6.7 million ($6.7 million at December 31, 2009) with a stated maturity date of March 1, 2024. Our ARS consist of guaranteed student loans insured or reinsured by the federal government. ARS were historically auctioned every 35 days to set new rates and provided a liquidating event in which investors could either buy or sell securities. Since 2008, the auctions for ARS have been unable to sustain themselves due to the overall lack of market liquidity and we have been unable to liquidate all of our ARS. As a result, we have classified our ARS as long-term investments and have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. We anticipate our ARS will be redeemed in 2010 at par; however, the investment remains classified as long-term.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 4.  FAIR VALUE

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010, and December 31, 2009. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of June 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities – Mutual Funds	$16.9	–	–	$16.9
Available-for-sale Securities
Corporate Debt Securities	–	$7.0	–	7.0
Debt Securities Issued by States of the United States (ARS)	–	–	$6.7	6.7
Total Available-for-sale Securities	–	7.0	6.7	13.7
Money Market Funds	0.8	–	–	0.8
Total Fair Value of Assets	$17.7	$7.0	$6.7	$31.4

Liabilities:
Deferred Compensation	–	$13.1	–	$13.1
Total Fair Value of Liabilities	–	$13.1	–	$13.1

Total Net Fair Value of Assets (Liabilities)	$17.7	$(6.1)	$6.7	$18.3

	Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities – Mutual Funds	$17.8	–	–	$17.8
Available-for-sale Securities
Corporate Debt Securities	–	$6.4	–	6.4
Debt Securities Issued by States of the United States (ARS)	–	–	$6.7	6.7
Total Available-for-sale Securities	–	6.4	6.7	13.1
Derivatives - Financial Transmission Rights	–	–	0.7	0.7
Money Market Funds	1.4	–	–	1.4
Total Fair Value of Assets	$19.2	$6.4	$7.4	$33.0

Liabilities:
Deferred Compensation	–	$14.6	–	$14.6
Total Fair Value of Liabilities	–	$14.6	–	$14.6

Total Net Fair Value of Assets (Liabilities)	$19.2	$(8.2)	$7.4	$18.4

ALLETE Second Quarter 2010 Form 10-Q

NOTE 4.  FAIR VALUE (Continued)

Recurring Fair Value Measures Activity in Level 3	Derivatives		Debt Securities Issued by States of the United States (ARS)
Millions
Balance as of December 31, 2009 and December 31, 2008, respectively	$0.7	–	$6.7	$15.2
Purchases, Sales, Issuances and Settlements, Net	(0.7)	$1.8	–	(0.9)
Balance as of June 30, 2010 and June 30, 2009, respectively	–	$1.8	$6.7	$14.3

The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. For the six months ended June 30, 2010 and 2009, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the items listed below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the items below was based on quoted market prices for the same or similar instruments.

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
June 30, 2010	$711.2	$767.3
December 31, 2009	$701.0	$734.8

NOTE 5.  REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Rate Case. On November 2, 2009, Minnesota Power filed a retail rate increase request for additional revenues to recover the costs of significant investments to ensure current and future system reliability, enhance environmental performance and bring new renewable energy to northeastern Minnesota. This retail rate request seeks a return on equity of 11.50 percent, a capital structure consisting of 54.29 percent equity and 45.71 percent debt, and on an annualized basis, an $81.0 million net increase in electric retail revenue, which was subsequently reduced to $72 million as discussed below.

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

The rate case process requires public hearings and an evidentiary hearing before an Administrative Law Judge. The public hearings occurred in April 2010, and the evidentiary hearing occurred in May 2010. A report and recommendation from the Administrative Law Judge is scheduled to be issued in August 2010, with a final decision on the rate request expected in November 2010.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 5.  REGULATORY MATTERS (Continued)

In our April 29, 2010, rebuttal testimony filing, we lowered our initial retail rate increase request from $81 million to approximately $72 million due to adjustments for known and measurable events that have occurred since we originally filed. The largest of these adjustments relates to increased sales to our industrial customers. At the same time, we also lowered our return on equity request from 11.50 percent to 11.25 percent. Also, during the second quarter of 2010, we entered into a stipulation agreement with several rate case interveners on several issues. The stipulation agreement is non-binding on the MPUC and will be considered for approval in the normal course of this proceeding. We cannot predict the final level of rates that may be approved by the MPUC and we cannot predict whether a legal challenge to the MPUC’s interim rate decision will be forthcoming or successful.

2008 Rate Case – Fuel and Purchase Power. In the final 2008 retail rate case order, the MPUC approved the stipulation and settlement agreement that affirmed Minnesota Power’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the 2008 retail rate filing. The transition to the former base cost of fuel began with the implementation of final rates on November 1, 2009. Any revenue impact associated with this transition will be identified in a future filing related to Minnesota Power’s fuel clause operation.

FERC-Approved Wholesale Rates. Minnesota Power’s non-affiliated municipal customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a customer of Minnesota Power. In 2008, Minnesota Power entered into new contracts that transitioned these customers to formula-based rates which expire December 31, 2013. Under the formula-based rates provision, wholesale rates are set at the beginning of the year based on expected costs and provide for a true-up calculation for actual costs. Wholesale rate increases of approximately $6 million and $7 million annually were implemented on February 1, 2009 and January 1, 2010, respectively. Revenues recorded for the 2009 true-up provision resulted in additional accruals of $6.5 million at June 30, 2010, and are included in accounts receivable on our consolidated balance sheet.

Wisconsin Rates. SWL&P’s current retail rates are based on a 2008 PSCW retail rate order, effective January 1, 2009. On May 17, 2010, SWL&P filed a rate increase request with the PSCW seeking an average overall increase of 3.6 percent for retail customers (a 1.4 percent increase in electric rates, a 3.0 percent increase in natural gas rates, and a 17.9 percent increase in water rates). The rate filing seeks an overall return on equity of 11.3 percent, and a capital structure consisting of 56.9 percent equity and 43.1 percent debt. On an annualized basis, the requested rate increase would generate approximately $3 million in additional revenue. Evidentiary and public hearings are scheduled to be held in September 2010. The Company anticipates new rates will take effect during the first quarter of 2011. We cannot predict the level of rates that may be approved by the PSCW.

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

ALLETE Second Quarter 2010 Form 10-Q

NOTE 5.  REGULATORY MATTERS (Continued)

	June 30,	December 31,
Deferred Regulatory Assets and Liabilities	2010	2009
Millions
Deferred Regulatory Assets
Future Benefit Obligations Under
Defined Benefit Pension and Other Postretirement Benefit Plans	$229.8	$235.8
Boswell Unit 3 Environmental Rider (a)	20.5	20.9
Deferred Fuel (b)	20.1	20.8
Income Taxes	15.6	15.7
Asset Retirement Obligation	7.0	6.3
Deferred MISO Costs	1.6	2.4
Premium on Reacquired Debt	1.9	2.0
Rate Case Expenses	2.0	1.4
Other	4.1	3.4
Total Deferred Regulatory Assets	$302.6	$308.7

Deferred Regulatory Liabilities
Income Taxes	$24.6	$25.9
Plant Removal Obligations	17.7	16.9
Other	4.2	4.3
Total Deferred Regulatory Liabilities	$46.5	$47.1

(a)
MPUC-approved current cost recovery rider related to environmental improvements that were placed in service in November 2009. The rider provides for a true-up calculation to be filed with the MPUC in the first quarter of 2011 for recovery of the rider balance.

(b)
As of June 30, 2010 and December 31, 2009, approximately $5 million of this balance relates to deferred fuel costs incurred under the former base cost of fuel calculation. Any revenue impact associated with this transition will be identified in a future filing related to the Company’s fuel clause operation.

Current and Non-Current Deferred	June 30,	December 31,
Regulatory Assets and Liabilities	2010	2009
Millions
Total Current Deferred Regulatory Assets (a)	$14.8	$15.5
Total Non-Current Deferred Regulatory Assets	287.8	293.2
Total Deferred Regulatory Assets	$302.6	$308.7

Total Current Deferred Regulatory Liabilities	–	–
Total Non-Current Deferred Regulatory Liabilities	$46.5	$47.1
Total Deferred Regulatory Liabilities	$46.5	$47.1

(a)	Current deferred regulatory assets consist of deferred fuel and are included in prepayments and other on the consolidated balance sheet.

NOTE 6.  INVESTMENT IN ATC

Our wholly-owned subsidiary, Rainy River Energy, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota, and Illinois. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of encouraging the independent operation and ownership of, and investment in, transmission facilities. We account for our investment in ATC under the equity method of accounting. As of June 30, 2010, our equity investment balance in ATC was $91.1 million ($88.4 million as of December 31, 2009). We invested $1.2 million in ATC in the first quarter of 2010 and expect to invest an additional $1 million in 2010.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2009	$88.4
Cash Investments	1.2
Equity in ATC Earnings	8.9
Distributed ATC Earnings	(7.4)
Equity Investment Balance as of June 30, 2010	$91.1

ALLETE Second Quarter 2010 Form 10-Q

NOTE 6.  INVESTMENT IN ATC (Continued)

ATC's summarized financial data for the quarter and six months ended June 30, 2010 and 2009, is as follows:

	Quarter Ended		Six Months Ended
ATC Summarized Financial Data	June 30,		June 30,
Income Statement Data	2010	2009	2010	2009
Millions
Revenue	$138.7	$129.0	$277.1	$255.2
Operating Expense	62.5	56.6	125.3	113.7
Other Expense	22.1	19.7	42.6	37.9
Net Income	$54.1	$52.7	$109.2	$103.6

ALLETE’s Equity in Net Income	$4.4	$4.3	$8.9	$8.5

NOTE 7.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. Total short-term debt outstanding as of June 30, 2010, was $1.6 million ($5.2 million at December 31, 2009) and consisted of long-term debt due within one year.

Long-Term Debt. In February 2010, we issued $80.0 million in principal amount of unregistered First Mortgage Bonds (Bonds) in the private placement market in three series as follows:

Issue Date	Maturity	Principal Amount	Interest Rate
February 17, 2010	April 15, 2021	$15 Million	4.85%
February 17, 2010	April 15, 2025	$30 Million	5.10%
February 17, 2010	April 15, 2040	$35 Million	6.00%

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

In June 2010, we agreed to sell $75.0 million in principal amount of unregistered First Mortgage Bonds in the private placement market. Subject to due diligence and execution of the bond purchase agreement, the Bonds will be issued in two series as follows:

Issue Date (on or about)	Maturity	Principal Amount	Interest Rate
August 17, 2010	October 15, 2025	$30 Million	4.90%
August 17, 2010	April 15, 2040	$45 Million	5.82%

We expect to use the proceeds to fund utility capital expenditures and for general corporate purposes.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE to maintain a ratio of its Funded Debt to Total Capital (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00 measured quarterly. As of June 30, 2010, our ratio was approximately 0.41 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of June 30, 2010, ALLETE was in compliance with its financial covenants.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 8.  OTHER INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Millions
AFUDC – Equity	$0.9	$1.7	$2.1	$2.9
Investment and Other Income	1.3	0.2	1.1	0.1
Total Other Income	$2.2	$1.9	$3.2	$3.0

NOTE 9.  INCOME TAX EXPENSE

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Millions
Current Tax Expense (Benefit)
Federal (a)	–	$(8.1)	$7.2	$(8.8)
State	$(1.9)	(1.2)	(1.0)	(0.2)
Total Current Tax Expense (Benefit)	(1.9)	(9.3)	6.2	(9.0)
Deferred Tax Expense
Federal (b)	8.2	11.6	18.0	20.9
State	3.3	2.1	5.5	3.6
Deferred Tax Credits	(0.2)	(0.2)	(0.4)	(0.5)
Total Deferred Tax Expense	11.3	13.5	23.1	24.0
Total Income Tax Expense	$9.4	$4.2	$29.3	$15.0

(a)
Due to the bonus depreciation provisions in the American Recovery and Reinvestment Act of 2009, we were in a net operating loss position for the year ended December 31, 2009. The loss has been utilized by carrying it back against prior years’ taxable income.

(b)
Included in the six month period ending June 30, 2010 is a one-time charge of $4.0 million as a result of the Patient Protection and Affordable Care Act eliminating the tax deduction for expenses that are reimbursed under Medicare Part D beginning January 1, 2013.

For the six months ended June 30, 2010, the effective tax rate was 41.0 percent (36.4 percent for the six months ended June 30, 2009). Excluding additional tax expense recorded as a result of the Patient Protection and Affordable Care Act, the 2010 effective tax rate was 35.4 percent. The 2010 effective tax rate, excluding the additional tax expense recorded as a result of the Patient Protection and Affordable Care Act, deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC-Equity, investment tax credits, wind production tax credits, and depletion. The 2010 effective tax rate was also favorably impacted by $0.8 million for the completion of a state income tax audit.

Uncertain Tax Positions. As of June 30, 2010, we have gross unrecognized tax benefits of $9.8 million. Of this total, $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.

We expect that the total amount of unrecognized tax benefits as of June 30, 2010, will change by an immaterial amount in the next 12 months.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 10.  OTHER COMPREHENSIVE INCOME

The components of total comprehensive income were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Other Comprehensive Income (Loss)	2010	2009	2010	2009
Millions
Net Income	$19.4	$9.3	$42.2	$26.2
Other Comprehensive Income
Unrealized Gain (Loss) on Securities Net of income taxes of $(0.4), $1.2, $(0.4), and $0.6	(0.6)	1.9	(0.5)	0.9
Unrealized Loss on Derivatives Net of income taxes of $–, $(0.1), $–, and $–	–	(0.1)	–	(0.1)
Defined Benefit Pension and Other Postretirement Plans Net of income taxes of $0.2, $0.2, $0.4, and $0.3	0.3	0.2	0.6	0.6
Total Other Comprehensive Income (Loss)	(0.3)	2.0	0.1	1.4
Total Comprehensive Income	$19.1	$11.3	$42.3	$27.6
Less: Non-Controlling Interest in Subsidiaries	–	(0.1)	(0.2)	(0.1)
Comprehensive Income Attributable to ALLETE	$19.1	$11.4	$42.5	$27.7

NOTE 11.  EARNINGS PER SHARE AND COMMON STOCK

The difference between basic and diluted earnings per share, if any, arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. For the quarter and six months ended June 30, 2010, and June 30, 2009, 0.6 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices and, therefore, their effect would have been anti-dilutive.

		2010			2009
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
For the Quarter Ended June 30,
Net Income Attributable to ALLETE	$19.4	–	$19.4	$9.4	–	$9.4
Common Shares	34.1	0.1	34.2	31.8	–	31.8
Earnings Per Share	$0.57	–	$0.57	$0.29	–	$0.29

For the Six Months Ended June 30,
Net Income Attributable to ALLETE	$42.4	–	$42.4	$26.3	–	$26.3
Common Shares	34.0	0.1	34.1	31.3	0.1	31.4
Earnings Per Share	$1.25	–	$1.25	$0.84	–	$0.84

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense	2010	2009	2010	2009
Millions
For the Quarter Ended June 30,
Service Cost	$1.6	$1.5	$1.2	$1.1
Interest Cost	6.5	6.6	2.8	2.5
Expected Return on Plan Assets	(8.4)	(8.5)	(2.4)	(2.1)
Amortization of Prior Service Costs	0.1	0.2	–	–
Amortization of Net Loss	1.7	0.8	1.2	0.6
Amortization of Transition Obligation	–	–	0.6	0.6
Net Periodic Benefit Expense	$1.5	$0.6	$3.4	$2.7

ALLETE Second Quarter 2010 Form 10-Q

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense	2010	2009	2010	2009
Millions
For the Six Months Ended June 30,
Service Cost	$3.1	$2.9	$2.4	$2.1
Interest Cost	13.1	13.1	5.5	5.0
Expected Return on Plan Assets	(16.8)	(16.9)	(4.8)	(4.2)
Amortization of Prior Service Costs	0.2	0.3	–	–
Amortization of Net Loss	3.3	1.7	2.4	1.2
Amortization of Transition Obligation	–	–	1.2	1.3
Net Periodic Benefit Expense	$2.9	$1.1	$6.7	$5.4

Employer Contributions. For the six months ended June 30, 2010, no contributions were made to our defined benefit pension plan. (For the six months ended June 30, 2009, $24.0 million was contributed; $12.0 million was contributed through the issuance of 463,000 shares of ALLETE common stock.) For the six months ended June 30, 2010, we contributed $2.6 million to our other postretirement benefit plan ($9.3 million for the six months ended June 30, 2009).

On July 23, 2010, a contribution of $1.5 million was made to our defined benefit pension plan and $4.8 million was contributed to our other postretirement benefit plan. We do not expect to make any additional contributions to our defined benefit pension plan in 2010; however, we expect to make additional contributions of approximately $6 million to our other postretirement benefit plan in 2010.

We provide postretirement health benefits that include prescription drug benefits which qualify us for the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The expected reimbursement for Medicare health subsidies reduced our postretirement medical expense by $1.3 million for 2010 ($2.0 million for 2009). For the six months ended June 30, 2010, we have not received any prescription drug reimbursements.

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. At June 30, 2010, Square Butte had total debt outstanding of $289.3 million. Annual debt service for Square Butte is expected to be approximately $31 million in each of the five years, 2010 through 2014. Variable operating costs include the price of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Off-Balance Sheet Arrangements (Continued)

Minnkota Power Sales Agreement. In conjunction with the purchase of the existing 250 kV DC transmission line from Square Butte on December 31, 2009, Minnesota Power entered into a contingent power sales agreement with Minnkota Power. Under the power sales agreement, Minnesota Power will sell a portion of its output from Square Butte to Minnkota, resulting in Minnkota’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025.

No power will be sold under this agreement until Minnkota Power has placed in service a new AC transmission line, which is anticipated to occur in 2013. This new AC transmission line will allow Minnkota to transmit their entitlement from Square Butte to their customers, and allow Minnesota Power additional capacity on the recently acquired DC line to transmit new wind generation.

Wind Power Purchase Agreements. We have two wind power purchase agreements with an affiliate of NextEra Energy, Inc. to purchase the output from two wind facilities, Oliver Wind I (50 MWs) and Oliver Wind II (48 MWs), located near Center, North Dakota. Each agreement is for 25 years and provides for the purchase of all output from the facilities.

Hydro Power Purchase Agreements. We have a power purchase agreement with Manitoba Hydro that began in May 2009 and expires in April 2015. Under the agreement with Manitoba Hydro, Minnesota Power is purchasing 50 MWs of capacity and the energy associated with that capacity. Both the capacity price and the energy price are adjusted annually by the change in a governmental inflationary index.

On April 30, 2010, Minnesota Power signed a definitive agreement with Manitoba Hydro, subject to MPUC approval, to purchase surplus energy beginning in May 2011 through April 2022. This energy-only transaction primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement with Manitoba Hydro, Minnesota Power will be purchasing at least one million MWh of energy.

North Dakota Wind Project. After obtaining the required approvals from the MPUC and the FERC in fourth quarter of 2009, on December 31, 2009, we closed on the purchase of the existing 250 kV DC transmission line from Square Butte for $69.7 million. The 465-mile transmission line runs from Center, North Dakota, to Duluth, Minnesota. We expect to use this line to transport increasing amounts of wind energy from North Dakota while gradually phasing out coal-based electricity currently being delivered to our system over this transmission line from Square Butte’s lignite coal-fired generating unit.

On July 7, 2009, the MPUC approved Minnesota Power’s petition seeking current cost recovery eligibility for investments and expenditures related to Bison I and associated transmission upgrades. On September 29, 2009, the NDPSC authorized site construction for Bison I. On March 10, 2010, the NDPSC authorized construction of a 22-mile, 230 kV transmission line that will connect Bison I to the DC transmission line at the Square Butte Substation in Center, North Dakota. Bison I is the first portion of several hundred MWs of our North Dakota Wind Project, which upon completion will help fulfill the Minnesota 2025 renewable energy supply requirement for our retail load. Bison I, located near Center, North Dakota, will be comprised of 33 wind turbines with a total nameplate capacity of 75.9 MWs and will be phased into service in late 2010 and 2011. Bison I, including the associated transmission upgrades to the DC Line, will have a total capital cost of approximately $177 million. As of June 30, 2010, total costs incurred were approximately $63 million. In March 2010, we filed a petition with the MPUC to establish current cost recovery through customer billings for the approved project. On July 21, 2010, the MPUC approved our petition establishing rates effective August 1, 2010.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Leasing Agreements. BNI Coal is obligated to make lease payments for a dragline totaling $2.8 million annually for the lease term which expires in 2027. BNI Coal has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We lease other properties and equipment under operating lease agreements with terms expiring through 2016. The aggregate amount of minimum lease payments for all operating leases is $8.8 million in 2010, $8.9 million in 2011, $9.0 million in 2012, $8.5 million in 2013, $8.2 million in 2014 and $45.7 million thereafter.

Coal, Rail and Shipping Contracts. We have three primary coal supply agreements and transportation agreements providing for the purchase and delivery of a significant portion of our coal requirements. These agreements, including option terms, expire in various years between 2010 and 2015. Our remaining minimum payment obligation as of June 30, 2010, under these coal, rail and shipping agreements is $18.1 million for 2010. Our minimum annual payment obligation for 2011 is $7.4 million, with no specific commitments beyond 2011. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Environmental Matters

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Currently, a number of regulatory changes are under consideration by both Congress and the EPA. Most notably, clean energy technologies and the regulation of GHGs have been a focus of these discussions. Minnesota Power’s fossil fueled facilities will likely be subject to regulation under these climate change policies. Our intention is to reduce our exposure to possible future carbon and GHG legislation by reshaping our generation portfolio, over time, to reduce our reliance on coal.

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

ALLETE Second Quarter 2010 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

We are engaged in discussions with the EPA regarding resolution of these matters, but we are unable to predict the outcome of these discussions. Since 2006, Minnesota Power has significantly reduced emissions at Laskin and Boswell, and continues to reduce emissions at Boswell. The resolution could result in civil penalties and the installation of control technology, some of which is already planned or completed for other regulatory requirements. Any costs of installing pollution control technology would likely be eligible for recovery in rates over time subject to MPUC and FERC approval in a rate proceeding. We are unable to predict the ultimate financial impact or the resolution of these matters at this time.

EPA Transport Rule. On July 6, 2010, the EPA proposed a rule known as the Transport Rule (TR) requiring 31 states, including Minnesota, and the District of Columbia to reduce power plant SO2 and NOx emissions that can significantly contribute to ozone and fine particle pollution problems in other states. If adopted, the TR will replace the Clean Air Interstate Rule (CAIR) that was issued by the EPA in March 2005. CAIR sought to reduce and permanently cap emissions of SO2, NOx, and particulates in the eastern United States. Minnesota was included as one of the original 28 CAIR states. The July 6, 2010, proposed TR responds to the United States Court of Appeals for the District of Columbia Circuit’s rejection of CAIR by replacing and reforming questionable provisions to address updated air quality standards, improved emissions data and reformed emissions transport modeling.

Emissions reductions are proposed to take effect in 2012, within one year of projected finalization of the rule. The TR proposes phase two emission reductions to begin in 2014. The EPA estimates that by 2014, adoption of phase two of the rule, and other state and EPA actions, would reduce power plant SO2 emissions by 71 percent compared to 2005 levels and power plant NOx emissions by 52 percent from the 2005 baseline year.

Since this is still a proposed regulation, the EPA has not yet determined which compliance option it might implement. However, since 2005, we have made substantial investments in pollution control equipment at our Laskin, Taconite Harbor and Boswell generating units which have significantly reduced emissions to anticipate future federal and state requirements. We are unable to predict any additional compliance costs we might incur at this time.

Minnesota Regional Haze. The federal regional haze rule requires states to submit state implementation plans (SIPs) to the EPA to address regional haze visibility impairment in 156 federally-protected parks and wilderness areas. Under the regional haze rule, certain large stationary sources, put in place between 1962 and 1977, with emissions contributing to visibility impairment are required to install emission controls, known as Best Available Retrofit Technology (BART). We have certain steam units, Boswell Unit 3 and Taconite Harbor Unit 3, which are subject to BART requirements.

Pursuant to the regional haze rule, Minnesota was required to develop its SIP by December 2007. As a mechanism for demonstrating progress towards meeting the long-term regional haze goal, in April 2007, the MPCA advanced a draft conceptual SIP which relied on the implementation of CAIR. However, a formal SIP was never filed due to the United States Court of Appeals for the District of Columbia Circuit’s review of CAIR as more fully described above under “EPA Transport Rule.” Subsequently, the MPCA requested that companies with BART eligible units complete and submit a BART emissions control retrofit study, which was done on Taconite Harbor Unit 3 in November 2008. The retrofit work completed in 2009 at Boswell Unit 3 meets the BART requirement for that unit. On December 15, 2009, the MPCA approved the SIP for submittal to the EPA for its review and approval. The EPA is expected to make a decision on whether to approve the Minnesota SIP by January 2011. If approved, Minnesota Power will have five years to bring Taconite Harbor Unit 3 into compliance. It is uncertain what controls will ultimately be required at Taconite Harbor Unit 3 in connection with the regional haze rule.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA National Emission Standards for Hazardous Air Pollutants for Electric Utility Units. In March 2005, the EPA announced the Clean Air Mercury Rule (CAMR) that would have reduced and permanently capped electric utility mercury emissions in the continental United States through a cap-and-trade program. In February 2008, the United States Court of Appeals for the District of Columbia Circuit vacated the CAMR and remanded the rulemaking to the EPA for reconsideration. In October 2008, the EPA petitioned the Supreme Court to review the Court’s decision in the CAMR case. In January 2009, the EPA withdrew its petition, paving the way for possible regulation of mercury and other hazardous air pollutant emissions through Section 112 of the Clean Air Act, setting Maximum Achievable Control Technology standards for the utility sector. In December 2009, Minnesota Power and other utilities received an Information Collection Request from the EPA requiring that emissions data be provided and stack testing be performed in order to develop an improved database upon which to base future regulations. On March 30, 2010, Minnesota Power responded to the Information Collection Request. Stack testing is scheduled to be completed during the third quarter of 2010. The EPA is subject to a consent decree which requires the EPA to propose a rule by March 2011, with the final rule by November 2011. Costs for complying with potential future mercury and other hazardous air pollutant regulations under the Clean Air Act cannot be estimated at this time.

Minnesota Mercury Emission Reduction Act. This legislation requires Minnesota Power to file mercury emission reduction plans for Boswell Units 3 and 4, with a goal of 90 percent reduction in mercury emissions. The Boswell Unit 3 emission reduction plan was filed with the MPCA in October 2006. Mercury control equipment has been installed and was placed into service in November 2009. The legislation required a mercury emissions reduction plan for Boswell Unit 4 to be submitted by July 1, 2011, with implementation no later than December 31, 2014, and legislation also called for an evaluation of a mercury control alternative which provides for environmental and public health benefits without imposing excessive costs on the utility’s customers. Minnesota legislation was passed in the second quarter of 2010 that extends the Boswell Unit 4 plan submittal date to July 1, 2015, and the mercury compliance date to the end of 2018. Costs for the Boswell Unit 4 emission reduction plan cannot be estimated at this time.

Ozone. The EPA is attempting to control, more stringently, emissions that result in ground level ozone. In January 2010, the EPA proposed to reduce the eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. The EPA expects to issue final standards in 2010. As proposed, states have until December 2013 to submit plans outlining how they will meet the standards.

Climate Change. Minnesota Power is addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customer’s requirements:

•	Expand our renewable energy supply.
•	Improve the efficiency of our coal-based generation facilities, as well as other process efficiencies.
•	Provide energy conservation initiatives for our customers and engage in other demand side efforts.
•	Support research of technologies to reduce carbon emissions from generation facilities and support carbon sequestration efforts.
•	Achieve overall carbon emission reductions.

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

ALLETE Second Quarter 2010 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

On September 30, 2009, the Senate introduced S. 1733, the Senate version of H.R. 2454. This proposed legislation features a more stringent, near-term greenhouse emissions reduction target in 2020, of 20 percent below 2005 levels, as compared to the 17 percent reduction proposed by H.R. 2454. Another cap and trade proposal introduced in the Senate on May 12, 2010, referred to as the American Power Act, carries similar emission reduction targets to S. 1733 while modifying allowance distribution mechanisms.

Congress may consider proposals other than cap-and-trade programs to address GHG emissions. We are unable to predict the outcome of H.R. 2454, S. 1733, or other efforts that Congress may make with respect to GHG emissions, and the impact that any GHG emission regulations may have on the Company. We also cannot predict the nature or timing of any additional GHG legislation or regulation.

Minnesota Greenhouse Gas Reduction and Emissions Reporting. In 2007, Minnesota passed legislation establishing non-binding targets for carbon dioxide reductions. This legislation establishes a goal of reducing statewide GHG emissions across all sectors to a level at least 15 percent below 2005 levels by 2015, at least 30 percent below 2005 levels by 2025, and at least 80 percent below 2005 levels by 2050. In May 2008, Minnesota passed legislation that required the MPCA to track emissions and make interim emissions reduction recommendations towards meeting the State’s goal.

Midwestern Greenhouse Gas Reduction Accord. Minnesota is also participating in the Midwestern Greenhouse Gas Reduction Accord (the Accord), a regional effort to develop a multi-state approach to GHG emission reductions. The Accord includes an agreement to develop a multi-sector cap-and-trade system to help meet the targets established by the group.

International Climate Change Initiatives. The United States is not a party to the Kyoto Protocol, which is a protocol to the United Nations Framework Convention on Climate Change (UNFCCC) that requires developed countries to cap GHG emissions at certain levels during the 2008 to 2012 time period. In December 2009, leaders of developed and developing countries met in Copenhagen, Denmark, under the UNFCCC and issued the Copenhagen Accord. The Copenhagen Accord provides a mechanism for countries to make economy-wide GHG emission mitigation commitments for reducing emissions of GHG by 2020, and provides for developed countries to fund GHG emissions mitigation projects in developing countries. President Obama participated in the development of, and endorsed, the Copenhagen Accord.

EPA Greenhouse Gas Reporting Rule. On September 22, 2009, the EPA issued a final rule mandating that certain GHG emission sources, including electric generating units, are required to report GHG emissions. The rule is intended to allow the EPA to collect accurate and timely data on GHG emissions that can be used to form future policy decisions. The rule was effective January 1, 2010, and all GHG emissions must be reported on an annual basis beginning March 31, 2011. Currently, we have the equipment and data tools necessary to report our 2010 emissions to comply with this rule.

EPA Regulation of GHG Emissions. On December 15, 2009, the EPA issued an “Endangerment Finding” with respect to emissions of GHGs. The Endangerment Finding was the EPA’s published determination that six GHGs endanger human health or welfare, and that emissions from motor vehicles contribute to that endangerment. Following this determination, on April 1, 2010, the United States Department of Transportation and the EPA jointly announced GHG emission standards for new passenger vehicles and light-duty trucks. The EPA’s exercise of authority over GHG emissions through the Endangerment Finding and Light Duty Vehicle Rule triggered the EPA’s regulation of stationary sources for GHGs under the Clean Air Act.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

On May 13, 2010, the EPA issued the final Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule. The PSD/Title V Greenhouse Gas Tailoring Rule establishes thresholds for when permits will be required to address GHG emissions for new facilities, at existing facilities that undergo major modifications, and at other facilities that are characterized as major sources under the Clean Air Act’s Title V program. Under the new rule, existing sources of emissions that already have a Title V permit would have GHG provisions added to their permits upon renewal. The rule requires large industrial facilities, including power plants, that undergo major modifications resulting in a significant increase in GHG emissions to obtain PSD permits that demonstrate that Best Available Control Technology (BACT) is being used at the facility to control emissions. The EPA has defined significant emissions increase for existing sources as a GHG increase of 75,000 tons per year or more of total GHG on a CO2 equivalent basis. The EPA is expected to propose BACT standards for GHG emissions from stationary sources in late 2010.

For our existing facilities, the rule does not require amending our existing Title V operating permits to include GHGs requirements. Implementation of that requirement to add GHG provisions will be completed at the state level in Minnesota by the MPCA when the Title V permits are renewed. However, installation of new units or modification of existing units resulting in GHG emissions that trigger the PSD permitting requirements will require obtaining PSD permits and amending our operating permits to incorporate BACT to control GHG emissions. Minnesota Power’s existing facilities become subject to the BACT requirements if they undergo major modifications that result in a significant emissions increase. Legal challenges to the EPA’s regulation of GHG emissions, including the Tailoring Rule, have been filed and are awaiting judicial determination.

We cannot predict the nature or timing of any additional GHG legislation or regulation. Although we are unable to predict the compliance costs we might incur, the costs could have a material impact on our financial results.

Coal Ash Management Facilities. Minnesota Power generates coal ash at all five of its steam electric stations. Two facilities store ash in onsite impoundments (ash ponds) with engineered liners and containment dikes. Another facility stores dry ash in a landfill with an engineered liner and leachate collection system. Two facilities generate a combined wood and coal ash that is either land applied as an approved beneficial use, or trucked to state permitted landfills. On June 18, 2010, the EPA proposed new regulations for coal combustion residuals generated by the electric utility sector. The proposal seeks comments on two general regulatory schemes for coal ash. Comments are due to the EPA by September 18, 2010. We are unable to predict the compliance costs we might incur; however, there is the possibility they could have a material impact.

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site within the City of Superior, Wisconsin, and formerly operated by SWL&P. We have been working with the WDNR to determine the extent of contamination and the remediation of contaminated locations. At June 30, 2010, we have a $0.5 million liability for this site, and a corresponding regulatory asset as we expect recovery of remediation costs to be allowed by the PSCW.

BNI Coal. As of June 30, 2010, BNI Coal had surety bonds outstanding of $18.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, an additional guarantee is required by federal and state regulations. In addition to the surety bonds, BNI Coal has secured a Letter of Credit with CoBANK ACB for an additional $10.0 million. The combination of the surety bonds and the Letter of Credit is sufficient to meet the requirements to guarantee BNI Coal’s total reclamation liability, currently estimated at $25.1 million.

ALLETE Properties. As of June 30, 2010, ALLETE Properties, through its subsidiaries, had surety bonds outstanding of $14.7 million primarily related to performance and maintenance obligations to governmental entities to construct improvements in the Company’s various projects. The remaining work to be completed on these improvements is estimated to be approximately $9.0 million, and ALLETE Properties does not believe it is likely that any of these outstanding bonds will be drawn upon.

ALLETE Second Quarter 2010 Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6 percent Capital Improvement Revenue Bonds, Series 2005; and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent Special Assessment Bonds, Series 2006. The Capital Improvement Revenue Bonds and the Special Assessment Bonds are payable through property tax assessments on the land owners over 31 years (by May 1, 2036, and 2037, respectively). The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district, and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from annual assessments imposed, levied and collected by each district. The assessments are being billed annually to the landowners. To the extent that we own land at the time of the annual assessment, we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At June 30, 2010, we owned 69 percent of the assessable land in the Town Center District (69 percent at December 31, 2009) and 93 percent of the assessable land in the Palm Coast Park District (86 percent at December 31, 2009). At these ownership levels our annual assessments are approximately $1.5 million for Town Center and $2.1 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. Under current accounting rules, these bonds are not reflected as debt on our consolidated balance sheet.

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

ALLETE Second Quarter 2010 Form 10-Q

OVERVIEW (Continued)

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, and ALLETE Properties, our Florida real estate investment. This segment also includes a small amount of non-rate base generation, approximately 7,000 acres of land available-for-sale in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2010, unless otherwise indicated. All subsidiaries are wholly owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2010, to the six months ended June 30, 2009.

Net income attributable to ALLETE for the six months ended June 30, 2010, was $42.4 million, or $1.25 per diluted share, compared to $26.3 million, or $0.84 per diluted share, for the same period of 2009. The first six months of 2009 was reduced by a $4.9 million, or $0.15 per share, after-tax charge for the accrual of retail rate refunds related to 2008.

Regulated Operations net income attributable to ALLETE was $43.1 million for the first six months of 2010, compared to $28.4 million for the same period of 2009; the first six months of 2009 was reduced by a $4.9 million after-tax charge for the accrual of retail rate refunds related to 2008. The period-over-period increase is attributable to MPUC-approved interim retail rates (subject to refund), increased sales to our large power customers, higher FERC-approved wholesale rates, and increased transmission-related margins. These increases were significantly offset by higher operating and maintenance, depreciation, interest and income tax expenses. Income tax expense included a $3.6 million charge resulting from the Patient Protection and Affordable Care Act of 2010 that eliminated the deduction for expenses reimbursed under Medicare Part D. In addition, 2010 reflected $0.3 million in additional after-tax earnings from our investment in ATC over 2009.

Investments and Other reflected a net loss attributable to ALLETE of $0.7 million in the first six months of 2010, compared to a net loss of $2.1 million in 2009. The decrease in net loss was primarily due to a tax benefit of $1.1 million (including interest) resulting from the completion of a state income tax audit and to lower equity losses on investments of $0.6 million. This was partially offset by a $0.4 million charge related to the Patient Protection and Affordable Care Act of 2010 and the transfer of a small generating facility to our Regulated Operations in November 2009.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2010 AND 2009

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $46.7 million, or 32 percent, from 2009 due to authorized Minnesota interim retail rates from our 2010 rate case, and the absence of an accrual of prior year retail rate refunds related to our 2008 retail rate case. Also contributing to increased revenue was higher fuel and purchased power recoveries, increased sales to our retail and municipal customers, and higher transmission revenues. These increases were partially offset by lower sales to Other Power Suppliers.

Interim retail rates authorized by the MPUC in December 2009, and effective January 1, 2010, resulted in an increase of approximately $11.3 million. Interim rates are subject to refund pending the MPUC’s final rate order. (See Note 5. Regulatory Matters.)

Retail rate refunds related to 2008 resulting from the 2009 MPUC Order were recorded in 2009 and resulted in a reduction in 2009 revenues of $2.3 million.

ALLETE Second Quarter 2010 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2010 AND 2009 (Continued)
Regulated Operations (Continued)

Higher fuel and purchased power recoveries, along with an increase in retail and municipal kilowatt-hour sales, combined for a total revenue increase of $37.2 million. Fuel and purchased power recoveries increased due to an increase in fuel and purchased power expense. (See Fuel and Purchased Power Expense.) Total kilowatt-hour sales to retail and municipal customers increased 50.5 percent from 2009 primarily due to increased sales to our taconite customers.

Transmission revenues increased $5.0 million from 2009 primarily due to revenues related to the 250 kV DC transmission line we purchased from Square Butte on December 31, 2009.

The increase in kilowatt-hour sales to retail and municipal customers was partially offset by decreased revenue from marketing power to Other Power Suppliers, which decreased $10.4 million in 2010. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Total kilowatt-hour sales to retail and municipal customers increased 50.5 percent from 2009 primarily due to an increase in sales to our taconite customers. Increased revenue from our industrial sales was partially offset by a 33.5 percent decrease in kilowatt-hour sales to Other Power Suppliers.

Kilowatt-hours Sold			Quantity	%
Quarter Ended June 30,	2010	2009	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	229	242	(13)	(5.4) %
Commercial	327	331	(4)	(1.2) %
Industrial	1,728	874	854	97.7%
Municipals	228	222	6	2.7%
Total Retail and Municipals	2,512	1,669	843	50.5%
Other Power Suppliers	736	1,107	(371)	(33.5) %
Total Regulated Utility Kilowatt-hours Sold	3,248	2,776	472	17.0%

Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2010 (13 percent in 2009). The increase in revenue from our taconite customers was partially offset by a decrease in revenue from electric sales to Other Power Suppliers which accounted for 13 percent of consolidated operating revenue in 2010 (23 percent in 2009). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2010 (10 percent in 2009). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2010 (8 percent in 2009).

Operating expenses increased $34.3 million, or 27 percent, from 2009.

Fuel and Purchased Power Expense increased $17.5 million, or 31 percent, from 2009. The increase was due to higher fuel costs of $8.6 million resulting from a 30 percent increase in coal generation at our facilities and higher coal prices and related transportation. Purchased power expense also increased $6.2 million reflecting higher market prices and higher kilowatt-hour purchases.

Operating and Maintenance Expense increased $12.4 million, or 22 percent, from 2009 reflecting higher plant operating and maintenance expenses of $5.5 million, additional MISO expenses of $4.6 million relating to the 250 kV DC transmission line we purchased from Square Butte on December 31, 2009, and increased benefit costs of $2.6 million.

Depreciation Expense increased $4.4 million, or 31 percent, from 2009 reflecting higher property, plant, and equipment placed in service.

Interest expense increased $1.1 million, or 17 percent, from 2009 primarily due to additional long-term debt issued to fund new capital investments.

ALLETE Second Quarter 2010 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2010 AND 2009 (Continued)
Regulated Operations (Continued)

Income tax expense increased $5.6 million, or 97 percent, from 2009 primarily due to higher pretax income.

Investments and Other

Operating revenue decreased $2.5 million, or 13 percent, from 2009. This decrease was primarily attributable to BNI Coal, which operates under a cost-plus contract and recorded $2.1 million less in sales revenue as a result of lower expenses in 2010 (See Operating Expense). Revenue from non-regulated generation also decreased $1.4 million primarily due to the transfer of a small generating facility to Regulated Operations in November  2009. These decreases were partially offset by a $0.7 million pre-tax gain at ALLETE Properties in 2010, due to the receipt of property from an entity which filed for voluntary Chapter 11 bankruptcy in June 2009. (See Note 3. Investments.) No land sales were made during the second quarter of 2010 or 2009 at ALLETE Properties, due to the continued lack of demand for our properties as a result of poor real estate market conditions in Florida.

ALLETE Properties	2010		2009
Revenue and Sales Activity	Quantity	Amount	Quantity	Amount
Dollars in Millions
Revenue from Land Sales
Acres	–	–	–	–
Contract Sales Price		–		–
Deferred Revenue		–		–
Revenue from Land Sales		–		–
Other Revenue (a)		$1.2		$0.1
Total ALLETE Properties Revenue		$1.2		$0.1

(a)
Other Revenue primarily includes a $0.7 million pre-tax gain for the quarter ended June 30, 2010, due to the receipt of property from an entity which filed for voluntary Chapter 11 bankruptcy in June 2009.

Operating expenses decreased $3.8 million, or 18 percent, from 2009 reflecting lower expenses at BNI Coal of $2.0 million primarily due to higher repairs in 2009 and lower diesel fuel unit costs in 2010 which were recovered through the cost-plus contract. (See Operating Revenue.) Also contributing to this decrease were lower non-regulated generation expenses of $1.1 million as a result of the transfer of a small generating facility to Regulated Operations in November 2009.

Income Taxes – Consolidated

For the quarter ended June 30, 2010, the effective tax rate was 32.6 percent (31.5 percent for the quarter ended June 30, 2009). The 2010 effective tax rate deviated from the statutory rate (approximately 41 percent) due to deductions for AFUDC-Equity, investment tax credits, wind production tax credits, and depletion. The 2010 effective tax rate was also favorably impacted by the completion of a state income tax audit. The 2009 effective tax rate was impacted by a state income tax refund. We expect the effective tax rate for the full year 2010 to be approximately 39 percent (36 percent excluding the effect of the Patient Protection and Affordable Care Act). (See Note 9. Income Tax Expense.)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $76.4 million, or 23 percent, from 2009 due to authorized Minnesota interim retail electric rates from our 2010 rate case, higher FERC-approved wholesale rates, and the absence of an accrual of prior year retail rate refunds related to our 2008 retail rate case. Also contributing to increased revenue was higher fuel and purchased power recoveries, increased sales to our retail and municipal customers, and higher transmission revenues. These increases were partially offset by lower sales to Other Power Suppliers.

ALLETE Second Quarter 2010 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
Regulated Operations (Continued)

Interim retail rates authorized by the MPUC in December 2009, and effective January 1, 2010, resulted in an increase of approximately $20.8 million. Interim rates are subject to refund pending the MPUC’s final rate order. (See Note 5. Regulatory Matters.)

Higher rates from the January 1, 2010, FERC-approved wholesale rate increases for our municipal customers increased revenue by $4.8 million. (See Note 5. Regulatory Matters.)

Retail rate refunds related to 2008 resulting from the 2009 MPUC Order were recorded in 2009 and resulted in a reduction in 2009 revenues of $7.6 million.

Higher fuel and purchased power recoveries, along with an increase in retail and municipal kilowatt-hour sales, combined for a total revenue increase of $48.7 million. Fuel and purchased power recoveries increased due to an increase in fuel and purchased power expense. (See Fuel and Purchased Power Expense.) Total kilowatt-hour sales to retail and municipal customers increased 23.1 percent from 2009 primarily due to increased sales to our taconite customers.

Transmission revenues increased $11.0 million from 2009 primarily due to revenues related to the 250 kV DC transmission line we purchased from Square Butte on December 31, 2009.

The increase in kilowatt-hour sales to retail and municipal customers has been partially offset by decreased revenue from marketing power to Other Power Suppliers, which decreased $13.2 million in 2010. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Total kilowatt-hour sales to retail and municipal customers increased 23.1 percent from 2009 primarily due to an increase in sales to our taconite customers. Increased revenue from our industrial sales was partially offset by a 24.0 percent decrease in kilowatt-hour sales to Other Power Suppliers.

Kilowatt-hours Sold			Quantity	%
Six Months Ended June 30,	2010	2009	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	586	617	(31)	(5.0) %
Commercial	699	709	(10)	(1.4) %
Industrial	3,157	2,197	960	43.7%
Municipals	493	487	6	1.2%
Total Retail and Municipals	4,935	4,010	925	23.1%
Other Power Suppliers	1,539	2,024	(485)	(24.0) %
Total Regulated Utility Kilowatt-hours Sold	6,474	6,034	440	7.3%

Revenue from electric sales to taconite customers accounted for 23 percent of consolidated operating revenue in 2010 (16 percent in 2009). The increase in revenue from our taconite customers was partially offset by a decrease in revenue from electric sales to Other Power Suppliers which accounted for 13 percent of consolidated operating revenue in 2010 (23 percent in 2009). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2010 (9 percent in 2009). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2010 (7 percent in 2009).

Operating expenses increased $53.2 million, or 19 percent, from 2009.

Fuel and Purchased Power Expense increased $24.5 million, or 19 percent, from 2009. The increase is primarily due to higher fuel costs of $13.0 million resulting from a 13 percent increase in coal generation at our facilities and higher coal prices and related transportation. Purchased power expense also increased $8.7 million reflecting higher market prices.

ALLETE Second Quarter 2010 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
Regulated Operations (Continued)

Operating and Maintenance Expense increased $19.4 million, or 16 percent, from 2009 reflecting additional MISO expenses of $8.6 million relating to the 250 kV DC transmission line we purchased from Square Butte on December 31, 2009, higher plant maintenance and outage expenses of $6.6 million, and increased benefits costs of $4.6 million.

Depreciation Expense increased $9.3 million, or 33 percent, from 2009 reflecting higher property, plant, and equipment placed in service.

Interest Expense increased $1.4 million, or 10 percent, from 2009 primarily due to additional long-term debt issued to fund new capital investments. This was partially offset by $0.5 million related to interest accrued on retail rate refunds in 2009.

Income tax expense increased $14.5 million, or 82 percent, from 2009 primarily due to higher pretax income and a non-recurring charge to ALLETE’s net income from the Patient Protection and Affordable Care Act of $3.6 million.

Investments and Other

Operating revenue decreased $3.5 million, or 9 percent, from 2009 primarily due to a $2.9 million decrease in revenue from non-regulated generation primarily due to the transfer of a small generating facility to Regulated Operations in November 2009.

Revenue at ALLETE Properties was down $0.5 million primarily due to no land sales during the first six months of 2010. This was due to the continued lack of demand for our properties as a result of poor real estate market conditions in Florida. During the first six months of 2009, ALLETE Properties sold approximately 19 acres of property located outside of its three main development projects for $2.2 million.

ALLETE Properties	2010		2009
Revenue and Sales Activity	Quantity	Amount	Quantity	Amount
Dollars in Millions
Revenue from Land Sales
Acres (a)	–	–	19	$2.2
Contract Sales Price (b)		–		2.2
Deferred Revenue		–		(0.6)
Revenue from Land Sales		–		1.6
Other Revenue (c)		$1.3		0.2
Total ALLETE Properties Revenue		$1.3		$1.8

(a)	Acreage amounts are shown on a gross basis, including wetlands and non-controlling interest.
(b)	Reflects total contract sales price on closed land transactions. Land sales are recorded using a percentage-of-completion method.
(c)
Other Revenue primarily includes a $0.7 million pre-tax gain for the six months ended June 30, 2010, due to the receipt of property from an entity which filed for voluntary Chapter 11 bankruptcy in June 2009.

Operating expenses decreased $3.7 million, or 9 percent, from 2009 reflecting lower non-regulated generation expenses of $2.0 million primarily due to the transfer of a small generating facility to Regulated Operations in November 2009, and decreased expenses at ALLETE Properties of $1.0 million due to reductions in the cost of land sold and general and administrative expenses.

ALLETE Second Quarter 2010 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)

Income Taxes – Consolidated

For the six months ended June 30, 2010, the effective tax rate was 41.0 percent (36.4 percent for the six months ended June 30, 2009). Excluding additional tax expense recorded as a result of the Patient Protection and Affordable Care Act, the 2010 effective tax rate was 35.4 percent. The effective tax rate in each period deviated from the statutory rate (approximately 41 percent) primarily due to deductions for Medicare health subsidies, AFUDC-Equity, investment tax credits, wind productions tax credits, and depletion. The 2010 effective tax rate, excluding the additional tax expense recorded as a result of the Patient Protection and Affordable Care Act, was also favorably impacted by the completion of a state income tax audit. The 2009 effective tax rate included the effect of deductions for Medicare prescription drug subsidies and additional expense related to a non-recurring permanent item. We expect the effective tax rate for the full year 2010 to be approximately 39 percent (36 percent excluding the effect of the Patient Protection and Affordable Care Act). (See Note 9. Income Tax Expense.)

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

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. To accomplish this, we intend to take actions necessary to earn our allowed rate of return in our regulated businesses, while we pursue growth initiatives in renewable energy, transmission and other energy-centric businesses.

We believe that over the long term, wind energy will play an increasingly important role in our nation’s energy mix. We intend to pursue the establishment of a renewable energy business focused initially on developing wind assets in North Dakota and the upper Midwest. We intend to develop wind resources which will be used to meet renewable supply requirements of our regulated businesses as well as wind resources that will be marketed to others. We will capitalize on our existing presence in North Dakota through BNI Coal, our recently acquired DC transmission line and Bison I. Through BNI Coal we have a long-term business presence and established landowner relationships in North Dakota. See page 37 for more discussion on the DC line acquisition and Bison I. For projects to be marketed to others, we intend to secure long-term power purchase agreements prior to construction of the wind generation facilities. Establishment of the business is subject to appropriate MPUC approvals.

We also plan to make investments in upper Midwest transmission opportunities that strengthen or enhance the regional transmission grid, or take advantage of our geographical location between sources of renewable energy and end users. In addition, we plan to make additional investments to fund our pro rata share of ATC’s future capital expansion program. Minnesota Power is also participating with other regional utilities in making regional transmission investments as a member of the CapX2020 initiative. The CapX2020 initiative is discussed in more detail on page 38.

We are also exploring investing in other energy-centric businesses that will complement an entrance into the renewable energy business, or leverage demand trends related to transmission, environmental control or energy efficiency.

ALLETE Second Quarter 2010 Form 10-Q

OUTLOOK (Continued)

ALLETE intends to sell its Florida land assets at reasonable prices, over time or in bulk transactions, and reinvest the proceeds in its growth initiatives. ALLETE Properties does not intend to acquire additional real estate.

Regulated Operations. Minnesota Power’s long-term strategy is to maintain its competitively priced production of energy, reduce customer concentration exposure, comply with environmental permits and renewable requirements, and earn our allowed rate of return. Keeping the production of energy competitive enables Minnesota Power to effectively compete in the wholesale power markets, and minimizes retail rate increases to help maintain the viability of its customers. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. Minnesota Power intends to reduce its customer concentration risk to reduce exposure to cyclical industries; this may include restructuring commercial contracts, additional sales to other regional power suppliers, and reshaping our power supply to be more flexible to swings in customer demand. We will monitor and review environmental proposals and may challenge those that add considerable cost with limited environmental benefit. Current economic conditions require a very careful balancing of the benefit of further environmental controls with the impacts of the costs of those controls on our customers as well as on the Company and its competitive position. We will pursue current cost recovery riders to recover environmental and renewable investments, and will work with our legislators and regulators to earn a fair return.

Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Rate Case. On November 2, 2009, Minnesota Power filed a retail rate increase request for additional revenues to recover the costs of significant investments to ensure current and future system reliability, enhance environmental performance and bring new renewable energy to northeastern Minnesota. This retail rate request seeks a return on equity of 11.50 percent, a capital structure consisting of 54.29 percent equity and 45.71 percent debt and, on an annualized basis, an $81.0 million net increase in electric retail revenue, which was subsequently reduced to $72 million as discussed below.

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

The rate case process requires public hearings and an evidentiary hearing before an Administrative Law Judge. The public hearings occurred in April 2010, and the evidentiary hearing occurred in May 2010. A report and recommendation from the Administrative Law Judge is scheduled to be issued in August 2010, with a final decision on the rate request expected in November 2010.

ALLETE Second Quarter 2010 Form 10-Q

OUTLOOK (Continued)
Rates (Continued)

In our April 29, 2010, rebuttal testimony filing, we lowered our initial retail rate increase request from $81 million to approximately $72 million due to adjustments for known and measurable events that have occurred since we originally filed. The largest of these adjustments relates to increased sales to our industrial customers. At the same time, we also lowered our return on equity request from 11.50 percent to 11.25 percent. Also, during the second quarter of 2010, we entered into a stipulation agreement with several rate case interveners on several issues. The stipulation agreement is non-binding on the MPUC and will be considered for approval in the normal course of this proceeding. We cannot predict the final level of rates that may be approved by the MPUC and we cannot predict whether a legal challenge to the MPUC’s interim rate decision will be forthcoming or successful.

2008 Rate Case – Fuel and Purchase Power. In the final 2008 rate case order, the MPUC approved the stipulation and settlement agreement that affirmed Minnesota Power’s continued recovery of fuel and purchased power costs under the former base cost of fuel that was in effect prior to the 2008 retail rate filing. The transition to the former base cost of fuel began with the implementation of final rates on November 1, 2009. Any revenue impact associated with this transition will be identified in a future filing related to Minnesota Power’s fuel clause operation.

FERC-Approved Wholesale Rates. Minnesota Power’s non-affiliated municipal customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a customer of Minnesota Power. In 2008, Minnesota Power entered into new contracts that transitioned these customers to formula-based rates which expire December 31, 2013. Under the formula-based rates provision, wholesale rates are set at the beginning of the year based on expected costs and provide for a true-up calculation for actual costs. Wholesale rate increases implemented on January 1, 2010, are expected to generate approximately $7 million in revenues on an annualized basis.

Wisconsin Rates. SWL&P’s current retail rates are based on a 2008 PSCW retail rate order, effective January 1, 2009. On May 17, 2010, SWL&P filed a rate increase request with the PSCW seeking an average overall increase of 3.6 percent for retail customers (a 1.4 percent increase in electric rates, a 3.0 percent increase in natural gas rates, and a 17.9 percent increase in water rates). The rate filing seeks an overall return on equity of 11.3 percent, and a capital structure consisting of 56.9 percent equity and 43.1 percent debt. On an annualized basis, the requested rate increase would generate approximately $3 million in additional revenue. Evidentiary and public hearings are scheduled to be held in September 2010. The Company anticipates new rates will take effect during the first quarter of 2011. We cannot predict the level of rates that may be approved by the PSCW.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper production, and pipeline industries. Approximately 49 percent of our Regulated Utility kilowatt-hour sales in the quarter ended June 30, 2010 (36 percent in the quarter ended June 30, 2009), were made to our industrial customers, which include the taconite, paper and pulp, and pipeline industries.

According to the American Iron and Steel Institute, domestic raw steel production for the first six months of 2010, was approximately 71 percent of capacity, compared to 45 percent of capacity for the first six months of 2009. As a result, Minnesota Power expects an increase in taconite production for 2010 compared to 2009 (approximately 18 million tons in 2009), although production will still be less than previous levels (40 million tons in 2008). We will continue to market available power to Other Power Suppliers in an effort to mitigate the earnings impact of these lower industrial sales. Sales to Other Power Suppliers are dependent upon the availability of generation and are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. We can make no assurances that our power marketing efforts will fully offset the reduced earnings resulting from lower demand nominations from our industrial customers.

ALLETE Second Quarter 2010 Form 10-Q

OUTLOOK (Continued)

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of Minnesota Power’s total retail energy sales in Minnesota to come from renewable energy sources by 2025. The law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016, and 20 percent by 2020. Minnesota Power has developed a plan to meet the renewable goals set by Minnesota and has included this plan in the most recent filing of the Integrated Resource Plan with the MPUC. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power was developing and making renewable supply additions as part of its generation planning strategy prior to the enactment of this law and this activity continues.

We are executing our renewable energy strategy. In 2006 and 2007, we entered into two long-term power purchase agreements for a total of 98 MWs of wind energy in North Dakota (Oliver Wind I and II). Taconite Ridge Wind I, our $50 million, 25-MW wind facility located in northeastern Minnesota became operational in 2008.

North Dakota Wind Project. After obtaining the required approvals from the MPUC and the FERC in the fourth quarter of 2009, on December 31, 2009, we closed on the purchase of the existing 250 kV DC transmission line from Square Butte for $69.7 million. The 465-mile transmission line runs from Center, North Dakota, to Duluth, Minnesota. We expect to use this line to transport increasing amounts of wind energy from North Dakota while gradually phasing out coal-based electricity currently being delivered to our system over this transmission line from Square Butte’s lignite coal-fired generating unit.

On July 7, 2009, the MPUC approved Minnesota Power’s petition seeking current cost recovery eligibility for investments and expenditures related to Bison I and associated transmission upgrades. On September 29, 2009, the NDPSC authorized site construction for Bison I. On March 10, 2010, the NDPSC authorized construction of a 22 mile, 230 kV transmission line that will connect Bison I to the DC transmission line at the Square Butte Substation in Center, North Dakota. Bison I is the first portion of several hundred MWs of our North Dakota Wind Project, which upon completion will help fulfill the Minnesota 2025 renewable energy supply requirement for our retail load. Bison I, located near Center, North Dakota, will be comprised of 33 wind turbines with a total nameplate capacity of 75.9 MWs and will be phased into service in late 2010 and 2011. Bison I, including the associated transmission upgrades to the DC Line, will have a total capital cost of approximately $177 million. As of June 30, 2010, total costs incurred were approximately $63 million. In March 2010, we filed a petition with the MPUC to establish current cost recovery through customer billings for the approved project. On July 21, 2010, the MPUC approved our petition establishing new rates effective August 1, 2010.

Manitoba Hydro. On April 30, 2010, Minnesota Power signed a definitive agreement with Manitoba Hydro, subject to MPUC approval, to purchase surplus energy beginning in May 2011 through April 2022. This energy-only transaction primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement with Manitoba Hydro, Minnesota Power will be purchasing at least one million MWh of energy.

Integrated Resource Plan. On October 5, 2009, Minnesota Power filed with the MPUC its 2010 Integrated Resource Plan, a comprehensive estimate of future capacity needs within Minnesota Power’s service territory. Minnesota Power does not anticipate the need for new base load generation within the Minnesota Power service territory through 2025, and plans to meet estimated future customer demand while achieving:

•	Increased system flexibility to adapt to volatile business cycles and varied future industrial load scenarios;
•	Reductions in the emission of GHGs (primarily carbon dioxide); and
•	Compliance with mandated renewable energy standards.

To achieve these objectives over the coming years, we plan to reshape our generation portfolio by adding 300 to 500 megawatts of renewable energy to our generation mix, and exploring options to incorporate peaking or intermediate resources. Bison I in North Dakota is expected to be in service in late 2010 and 2011.

ALLETE Second Quarter 2010 Form 10-Q

OUTLOOK (Continued)
Integrated Resource Plan (Continued)

We project average annual long-term growth of approximately one percent in electric usage through 2025. We will also focus on conservation and demand side management to meet the energy savings goals established in Minnesota legislation.

Emission Reduction Plans. We have made investments in pollution control equipment at our Boswell Unit 3 generating unit that reduces particulates, SO2, NOx and mercury emissions to meet future federal and state requirements. This equipment was placed in service in November 2009. Our 2010 rate case proposes to move this project from a current cost recovery rider to base rates.

Boswell NOX Reduction Plan. In September 2008, we submitted to the MPCA and MPUC a $92 million environmental initiative proposing cost recovery for expenditures relating to NOX emission reductions from Boswell Units 1, 2, and 4. The Boswell NOX Reduction Plan is expected to significantly reduce NOX emissions from these units. In conjunction with the NOX reduction, we plan to make an efficiency improvement to our existing turbine/generator at Boswell Unit 4 adding approximately 60 MWs of total output. The Boswell 1, 2 and 4 selective non-catalytic reduction NOX controls are currently in service, while the Boswell 4 low NOX burners and turbine efficiency projects will begin in the third quarter of 2010 and are anticipated to be in service in late 2010. Our 2010 rate case seeks recovery of the costs associated with these projects in base rates.

Transmission. We plan to make investments in upper Midwest transmission opportunities that strengthen or enhance the regional transmission grid. These investments include the CapX2020 initiative, investments in our transmission assets, and our investment in ATC.

CapX2020. Minnesota Power is a participant in the CapX2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives, municipals and investor-owned utilities, including Minnesota’s largest transmission owners, has assessed the transmission system and projected growth in customer demand for electricity through 2020. Studies show that the region's transmission system will require major upgrades and expansion to accommodate increased electricity demand as well as support renewable energy expansion through 2020.

Minnesota Power intends to invest in two lines, a 250-mile 345 kV line between Fargo, North Dakota and Monticello, Minnesota, and a 70-mile, 230 kV line between Bemidji and Grand Rapids, Minnesota. The MPUC issued the Certificate of Need for the 230 kV line in July 2009. On July 12, 2010, the MPUC issued a Route Permit for the portion of the 345 kV line from Monticello to St. Cloud, Minnesota, and a decision for the remaining portion of the line to Fargo is still pending. Our total investment in these lines is expected to be between $100 and $125 million. We intend to seek recovery of these costs under the Minnesota Power transmission cost recovery tariff rider authorized by Minnesota legislation. Construction of the lines is targeted to begin in late 2010 and may take up to five years.

Transmission Investments. We have an approved cost recovery rider in place for certain transmission expenditures, and our current billing factor was approved by the MPUC in June 2009. The billing factor allows us to charge our retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. Our 2010 rate case proposes to move completed transmission projects from the current cost recovery rider to base rates. In July 2010, we filed for an updated billing factor that includes additional transmission projects and expenses which we expect to be approved later this year.

Investment in ATC. At June 30, 2010, our equity investment in ATC was $91.1 million, representing an approximate 8 percent ownership interest. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of establishing the independent operation and ownership of, and investment in, transmission facilities. ATC rates are based on a 12.2 percent return on common equity dedicated to utility plant. ATC has identified $2.5 billion in future projects needed over the next 10 years to improve the adequacy and reliability of the electric transmission system. This investment is expected to be funded through a combination of internally generated cash, debt, and investor contributions. As additional opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. We expect to invest an additional $1 million in 2010. (See Note 6. Investment in ATC.)

ALLETE Second Quarter 2010 Form 10-Q

OUTLOOK (Continued)

Power Sales Agreement. On October 29, 2009, Minnesota Power entered into an agreement to sell Basin 100 MWs of capacity and energy for the next ten years, beginning in May 2010. The Basin agreement contains a fixed monthly schedule of capacity charges with an annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on our cost of fuel. The agreement allows us to recover a pro-rata share of increased costs related to emissions that may occur during the last five years of the contract.

Investments and Other

BNI Coal. BNI Coal anticipates selling approximately 4 million tons of coal in 2010 (4.2 million tons were sold in 2009) and has sold approximately 2 million tons through June 30, 2010 (2.2 million tons sold as of June 30, 2009).

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

Our two major development projects are Town Center and Palm Coast Park. Ormond Crossings is a third major project that is currently in the planning stage. On February 16, 2010, the City of Ormond Beach, Florida, approved a Development Agreement for Ormond Crossings. The agreement will facilitate development of the project as currently planned. Separately, the Lake Swamp wetland mitigation bank was permitted on land that was previously part of Ormond Crossings.

Summary of Development Projects			Residential	Non-residential
Land Available-for-Sale	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)
Current Development Projects
Town Center	80%	862	2,089	2,215,200
Palm Coast Park	100%	3,868	3,554	3,056,800
Total Current Development Projects		4,730	5,643	5,272,000

Planned Development Project
Ormond Crossings	100%	2,924	2,950	3,215,000
Other
Lake Swamp Wetland Mitigation Project	100%	3,049	(d)	(d)

Total of Development Projects		10,703	8,593	8,487,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and non-controlling interest.
(b)	Estimated and includes non-controlling interest. Density at build out may differ from these estimates.
(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.
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

ALLETE Properties also has 1,980 acres of other land available-for-sale outside of the three development projects.

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

ALLETE Second Quarter 2010 Form 10-Q

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s immediate cash flow needs. At June 30, 2010, we had a cash balance of $45.3 million, $153.6 million in available consolidated lines of credit which included a committed, syndicated, unsecured revolving line of credit of $150.0 million, and a debt-to-capital ratio of 42 percent. At June 30, 2010, we project sufficient capital availability.

Capital Structure. ALLETE’s capital structure is as follows:

	June 30,		December 31,
	2010	%	2009	%
Millions
ALLETE Equity	$962.3	57	$929.5	57
Non-Controlling Interest	9.3	1	9.5	–
Long-Term Debt (Including Long-Term Debt Due within One Year)	711.2	42	701.0	43
Short-Term Debt	1.4	–	1.9	–
	$1,684.2	100	$1,641.9	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2010	2009
Millions
Cash and Cash Equivalents at Beginning of Period	$25.7	$102.0
Cash Flows from (used for)
Operating Activities	108.5	63.7
Investing Activities	(82.2)	(135.0)
Financing Activities	(6.7)	41.7
Change in Cash and Cash Equivalents	19.6	(29.6)
Cash and Cash Equivalents at End of Period	$45.3	$72.4

Operating Activities. Cash from operating activities was $108.5 million for the six months ended June 30, 2010 ($63.7 million for the six months ended June 30, 2009). Cash from operating activities was higher in 2010 primarily due to higher net income, higher depreciation expense, the collection of tax receivables in 2010, and lower contributions to the defined benefit pension and other postretirement benefit plans (included in changes in regulatory and other non-current liabilities on the consolidated statement of cash flows).

Investing Activities. Cash used for investing activities was $82.2 million for the six months ended June 30, 2010 ($135.0 million for the six months ended June 30, 2009). Cash used for investing activities was lower than 2009 reflecting decreased capital additions to property, plant and equipment. Capital additions in 2009 were higher due to construction activity for environmental retrofit projects in 2009.

ALLETE Second Quarter 2010 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Financing Activities. Cash used for financing activities was $6.7 million for the six months ended June 30, 2010 (cash from financing activities was $41.7 million for the six months ended June 30, 2009). The change in cash used for financing activities from a source of cash in 2009 to a use of cash in 2010 reflects lower net proceeds from debt issued due to higher repayments on outstanding debt in 2010. In February 2010, we issued $80 million of First Mortgage Bonds and used the majority of the proceeds to pay off the $65 million borrowed from the syndicated revolving credit facility in late 2009, resulting in net proceeds of $15 million in 2010, compared to $42 million of proceeds in 2009. More financing was needed in 2009 because of higher capital additions.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit or the sale of securities or commercial paper. At June 30, 2010, we had available consolidated bank lines of credit aggregating $153.6 million, the majority of which expire in January 2012. In addition, we had 2.1 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 3.1 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Inc. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. In February 2010, we issued $80.0 million in principal amount of unregistered First Mortgage Bonds (Bonds) in the private placement market in three series (See Note 7. Short-Term and Long-Term Debt). We used the proceeds from the sale of Bonds to pay down the syndicated revolving credit facility, to fund utility capital investments and for general corporate purposes. We have the option to prepay all or a portion of the Bonds at our discretion, subject to a make-whole provision. The Bonds are subject to the terms and conditions of our utility mortgage. The Bonds were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

In June 2010, we agreed to sell $75.0 million in principal amount of unregistered First Mortgage Bonds in the private placement market in two series on or about August 17, 2010 (See Note 7. Short-Term and Long-Term Debt). We expect to use the proceeds to fund utility capital investments and for general corporate purposes.

We entered into a Distribution Agreement with KCCI, Inc., in February 2008, which was subsequently amended in February 2009, with respect to the issuance and sale of up to an aggregate of 6.6 million shares of our common stock, without par value. The shares may be offered for sale, from time to time, in accordance with the terms of the agreement pursuant to Registration Statement No. 333-147965. For the six months ended June 30, 2010, 0.2 million shares of common stock were issued under this agreement resulting in net proceeds of $6.0 million.

In 2010, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan and the Retirement Savings and Stock Ownership Plan resulting in net proceeds of $9.2 million. These shares of common stock were registered under Registration Statement Nos. 333-150681, 333-105225, and 333-124455, respectively.

Financial Covenants. See Note 7. Short-Term and Long-Term Debt for information regarding our financial covenants.

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

Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements, and contributions required to avoid benefit restrictions for the defined benefit pension plans. Our total 2010 contributions for our defined benefit pension plan and our other postretirement benefit plan are expected to be approximately $2 million and $13 million, respectively. (See Note 12. Pension and Other Postretirement Benefit Plans for 2010 contributions made to date.) Estimated defined benefit pension contributions for years 2011 through 2014 are expected to be up to $25 million per year, and are based on estimates and assumptions that are subject to change. Funding for the other postretirement benefit plans is impacted by utility regulatory requirements. Estimated other postretirement benefit plan contributions for years 2011 through 2014 are expected to be approximately $11 million per year, and are based on estimates and assumptions that are subject to change.

ALLETE Second Quarter 2010 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2009 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies of this Form 10-Q.

Capital Requirements

Our capital expenditures for 2010 are expected to be $250 million as disclosed in our 2009 Form 10-K. For the six months ended June 30, 2010, capital expenditures totaled $85.1 million ($122.5 million at June 30, 2009). The expenditures were primarily made in the Regulated Operations segment. Internally generated funds and long-term debt and equity issuances were the primary sources of funding.

OTHER

Environmental Matters

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to restrictive environmental requirements through legislation and/or rulemaking in the future, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. Environmental Matters are summarized in our 2009 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies of this Form 10-Q. We are unable to predict the outcome of the matters discussed.

Employees

Minnesota Power and SWL&P have an aggregate 611 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. Throughout 2009, Minnesota Power, SWL&P and IBEW Local 31 worked towards settling new contracts to replace those which expired on January 31, 2009. Final resolution of the union contracts for Minnesota Power and SWL&P occurred in January, and March 2010, respectively. The terms of both agreements are retroactive to February 1, 2009, and will expire on January 31, 2012.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-sale Securities. As of June 30, 2010, our available-for-sale securities portfolio consisted of securities established to fund certain employee benefits and auction rate securities. (See Note 3. Investments.)

COMMODITY PRICE RISK

Our regulated utility operations incur costs for power and fuel (primarily coal and related transportation) in Minnesota, and power and natural gas purchased for resale in our regulated service territory in Wisconsin. Our Minnesota regulated utilities’ exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory environment, which allows recovery of fuel costs in excess of those in the 2008 retail rate case filing. Conversely, costs below those in the 2008 retail rate case filing result in a credit to our ratepayers. We seek to prudently manage our customers’ exposure to price risk by entering into contracts of various durations and terms for the purchase of power and coal and related transportation costs (in Minnesota) and natural gas (in Wisconsin).

ALLETE Second Quarter 2010 Form 10-Q

POWER MARKETING

Our power marketing activities consist of (1) purchasing energy in the wholesale market to serve our regulated service territory when retail energy requirements exceed generation output and (2) selling excess available energy and purchased power. From time to time, our utility operations may have excess energy that is temporarily not required by retail and wholesale customers in our regulated service territory. We actively sell to the wholesale market to optimize the value of this energy.

Demand nominations for power from our taconite customers in 2010 are expected to be higher than 2009, but lower than previous years’ levels.

We are exposed to credit risk primarily through our power marketing activities. We use credit policies to manage credit risk, which includes utilizing an established credit approval process and monitoring counterparty limits.

Power Sales Agreement. On October 29, 2009, Minnesota Power entered into an agreement to sell Basin 100 MWs of capacity and energy for the next ten years, which began in May 2010. The Basin agreement contains a fixed monthly schedule of capacity charges with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on our cost of fuel. The agreement allows us to recover a pro-rata share of increased costs related to emissions that may occur during the last five years of the contract.

INTEREST RATE RISK

We are also exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting current market conditions. Based on the variable rate debt outstanding at June 30, 2010, and assuming no other changes to our financial structure, an increase or decrease of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point change to the average variable interest rate on the variable rate debt outstanding as of June 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2010, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ALLETE Second Quarter 2010 Form 10-Q

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

99
ALLETE News Release dated August 4, 2010, announcing 2010 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ALLETE Second Quarter 2010 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 4, 2010	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

August 4, 2010	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller and Vice President – Business Support

ALLETE Second Quarter 2010 Form 10-Q