Form 10-Q
period 2010-09-30
ALLETE INC
filed 2010-10-29
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
35,799,762 shares outstanding
as of September 30, 2010

ALLETE Third Quarter Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ARS	Auction Rate Securities
ATC	American Transmission Company LLC
Bison I	Bison I Wind Project
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
IBEW Local 31	International Brotherhood of Electrical Workers Local 31
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
kV	Kilovolt(s)
Laskin	Laskin Energy Center
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW/MWh	Megawatt(s) / Megawatt-hour(s)
NDPSC	North Dakota Public Service Commission
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional

ALLETE Third Quarter Form 10-Q

Definitions (Continued)

Abbreviation or Acronym	Term
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PPA	Power Purchase Agreement(s)
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
WDNR	Wisconsin Department of Natural Resources

ALLETE Third Quarter Form 10-Q

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

ALLETE Third Quarter Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	September 30,	December 31,
	2010	2009

Assets
Current Assets
Cash and Cash Equivalents	$92.3	$25.7
Accounts Receivable (Less Allowance of $0.9 at September 30, 2010 and December 31, 2009)	112.1	118.5
Inventories	62.9	57.0
Prepayments and Other	26.7	24.3
Total Current Assets	294.0	225.5
Property, Plant and Equipment - Net	1,742.6	1,622.7
Regulatory Assets	282.5	293.2
Investment in ATC	92.0	88.4
Other Investments	134.4	130.5
Other Non-Current Assets	33.6	32.8
Total Assets	$2,579.1	$2,393.1

Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$66.5	$62.1
Accrued Taxes	18.0	20.6
Accrued Interest	12.3	11.1
Long-Term Debt Due Within One Year	1.6	5.2
Notes Payable	1.0	1.9
Other	31.6	32.2
Total Current Liabilities	131.0	133.1
Long-Term Debt	784.2	695.8
Deferred Income Taxes	321.0	253.1
Regulatory Liabilities	46.0	47.1
Other Non-Current Liabilities	312.8	325.0
Total Liabilities	1,595.0	1,454.1

Commitments and Contingencies (Note 13)

Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 35.8 and 35.2 Shares Outstanding	634.1	613.4
Unearned ESOP Shares	(38.2)	(45.3)
Accumulated Other Comprehensive Loss	(23.2)	(24.0)
Retained Earnings	402.2	385.4
Total ALLETE Equity	974.9	929.5
Non-Controlling Interest in Subsidiaries	9.2	9.5
Total Equity	984.1	939.0
Total Liabilities and Equity	$2,579.1	$2,393.1

The accompanying notes are an integral part of these statements.

ALLETE Third Quarter Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating Revenue
Operating Revenue	$224.1	$178.8	$668.9	$550.7
Prior Year Rate Refunds	–	–	–	(7.6)
Total Operating Revenue	224.1	178.8	668.9	543.1

Operating Expenses
Fuel and Purchased Power	79.0	69.8	233.1	199.4
Operating and Maintenance	89.8	67.5	262.9	224.7
Depreciation	20.0	16.1	59.8	46.8
Total Operating Expenses	188.8	153.4	555.8	470.9

Operating Income	35.3	25.4	113.1	72.2

Other Income (Expense)
Interest Expense	(9.7)	(8.3)	(28.1)	(25.4)
Equity Earnings in ATC	4.5	4.4	13.4	12.9
Other	0.6	0.8	3.8	3.8
Total Other Expense	(4.6)	(3.1)	(10.9)	(8.7)

Income Before Non-Controlling Interest and Income Taxes	30.7	22.3	102.2	63.5
Income Tax Expense	11.2	6.5	40.5	21.5
Net Income	19.5	15.8	61.7	42.0
Less: Non-Controlling Interest in Subsidiaries	(0.1)	(0.2)	(0.3)	(0.3)
Net Income Attributable to ALLETE	$19.6	$16.0	$62.0	$42.3

Average Shares of Common Stock
Basic	34.4	32.8	34.1	31.8
Diluted	34.5	32.9	34.2	31.9

Basic Earnings Per Share of Common Stock	$0.57	$0.49	$1.82	$1.33
Diluted Earnings Per Share of Common Stock	$0.56	$0.49	$1.81	$1.33

Dividends Per Share of Common Stock	$0.44	$0.44	$1.32	$1.32

The accompanying notes are an integral part of these statements.

ALLETE Third Quarter Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Nine Months Ended
	September 30,
	2010	2009

Operating Activities
Net Income	$61.7	$42.0
Allowance for Funds Used During Construction	(3.4)	(4.5)
Income from Equity Investments, Net of Dividends	(2.2)	(0.2)
Gain on Real Estate Foreclosure	(0.7)	–
Gain on Sale of Assets	–	(0.1)
Depreciation Expense	59.8	46.8
Amortization of Debt Issuance Costs	0.7	0.7
Deferred Income Tax Expense	65.0	38.9
Stock Compensation Expense	1.6	1.6
Bad Debt Expense	0.8	1.2
Changes in Operating Assets and Liabilities
Accounts Receivable	5.6	(4.1)
Inventories	(5.8)	(4.7)
Prepayments and Other	(2.4)	(0.3)
Accounts Payable	3.7	(4.4)
Other Current Liabilities	(2.0)	11.4
Changes in Regulatory and Other Non-Current Assets	10.6	(7.0)
Changes in Regulatory and Other Non-Current Liabilities	(5.0)	(11.0)
Cash from Operating Activities	188.0	106.3

Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.6	1.0
Payments for Purchase of Available-for-sale Securities	(1.8)	(1.8)
Investment in ATC	(1.2)	(5.4)
Changes to Other Investments	(2.6)	(0.5)
Additions to Property, Plant and Equipment	(172.7)	(200.1)
Proceeds from Sale of Assets	–	0.3
Cash for Investing Activities	(177.7)	(206.5)

Financing Activities
Proceeds from Issuance of Common Stock	19.0	53.7
Proceeds from Issuance of Long-Term Debt	155.0	44.7
Reductions of Long-Term Debt	(70.2)	(3.0)
Debt Issuance Costs	(1.4)	(0.5)
Dividends on Common Stock	(45.2)	(41.7)
Changes in Notes Payable	(0.9)	(0.7)
Cash from Financing Activities	56.3	52.5

Change in Cash and Cash Equivalents	66.6	(47.7)
Cash and Cash Equivalents at Beginning of Period	25.7	102.0

Cash and Cash Equivalents at End of Period	$92.3	$54.3

The accompanying notes are an integral part of these statements.

ALLETE Third Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2009, consolidated balance sheet presented in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the period ended September 30, 2010, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes included in our 2009 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of the financial statements issuance.

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

	September 30,	December 31,
Inventories	2010	2009
Millions
Fuel	$24.5	$23.0
Materials and Supplies	38.4	34.0
Total Inventories	$62.9	$57.0

	September 30,	December 31,
Prepayments and Other Current Assets	2010	2009
Millions
Deferred Fuel Adjustment Clause	$19.5	$15.5
Other	7.2	8.8
Total Prepayments and Other Current Assets	$26.7	$24.3

	September 30,	December 31,
Other Non-Current Liabilities	2010	2009
Millions
Future Benefit Obligation Under Defined Benefit Pension and Other Postretirement Benefit Plans	$220.2	$231.2
Asset Retirement Obligation	49.4	44.6
Other	43.2	49.2
Total Other Non-Current Liabilities	$312.8	$325.0

Supplemental Statement of Cash Flows Information.

For the Nine Months Ended September 30,	2010	2009
Millions
Cash Paid (Received) During the Period for
Interest – Net of Amounts Capitalized	$26.1	$23.7
Income Taxes (Net of refunds received of $32.1 and $5.3) (a)	$(29.4)	$(4.2)

Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$0.7	$(16.5)
AFUDC – Equity	$3.4	$4.5
ALLETE Common Stock contributed to the Defined Benefit Pension Plan	–	$(12.0)

(a)
Due to bonus depreciation provisions in the Small Business Jobs Act of 2010 and the American Recovery and Reinvestment Act of 2009, lower estimated tax payments were made in 2010 and 2009. Refunds received in 2010 resulted from a 2009 net operating loss which was utilized by carrying it back against prior years’ taxable income and the completion of a state income tax audit.

ALLETE Third Quarter Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards.

Receivables. In July 2010, the FASB issued an accounting standards update requiring expanded disclosures on allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance also requires a roll forward schedule of the allowance for credit losses for each reporting period. The guidance for greater transparency is effective for annual reporting periods ending after December 15, 2010, and the roll forward requirement is effective January 1, 2011. As the amended guidance provides only disclosure requirements, the adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

Recently Adopted Accounting Standards.

Derivative Instruments and Hedging Activities. In March 2010, the FASB issued new guidance on the accounting for credit derivatives that are embedded in beneficial interests in securitized financial assets. This new guidance eliminated the scope exception for embedded credit derivatives and provided new guidance on the evaluation to be performed. This guidance was effective June 15, 2010. As of September 30, 2010, we did not have any embedded credit derivatives.

Subsequent Events. In February 2010, the FASB issued an accounting standards update that eliminates the requirement to disclose the date through which subsequent events have been evaluated. The amended guidance was adopted and effective during the first quarter of 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows.

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

ALLETE Third Quarter Form 10-Q

NOTE 2.  BUSINESS SEGMENTS

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota, and Illinois. Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, and ALLETE Properties, our Florida real estate investment. This segment also includes a small amount of non-rate base generation, approximately 7,000 acres of land held-for-sale in Minnesota, and earnings on cash and investments.

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended September 30, 2010
Operating Revenue	$224.1	$204.8	$19.3
Fuel and Purchased Power	79.0	79.0	–
Operating and Maintenance	89.8	70.2	19.6
Depreciation Expense	20.0	18.9	1.1
Operating Income (Loss)	35.3	36.7	(1.4)
Interest Expense	(9.7)	(8.0)	(1.7)
Equity Earnings in ATC	4.5	4.5	–
Other Income (Expense)	0.6	1.3	(0.7)
Income (Loss) Before Non-Controlling Interest and Income Taxes	30.7	34.5	(3.8)
Income Tax Expense (Benefit)	11.2	12.4	(1.2)
Net Income (Loss)	19.5	22.1	(2.6)
Less: Non-Controlling Interest in Subsidiaries	(0.1)	–	(0.1)
Net Income (Loss) Attributable to ALLETE	$19.6	$22.1	$(2.5)

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Quarter Ended September 30, 2009
Operating Revenue	$178.8	$160.1	$18.7
Fuel and Purchased Power	69.8	69.8	–
Operating and Maintenance	67.5	50.1	17.4
Depreciation Expense	16.1	15.0	1.1
Operating Income	25.4	25.2	0.2
Interest Expense	(8.3)	(7.0)	(1.3)
Equity Earnings in ATC	4.4	4.4	–
Other Income (Expense)	0.8	1.6	(0.8)
Income (Loss) Before Non-Controlling Interest and Income Taxes	22.3	24.2	(1.9)
Income Tax Expense (Benefit)	6.5	7.6	(1.1)
Net Income (Loss)	15.8	16.6	(0.8)
Less: Non-Controlling Interest in Subsidiaries	(0.2)	–	(0.2)
Net Income (Loss) Attributable to ALLETE	$16.0	$16.6	$(0.6)

ALLETE Third Quarter Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Nine Months Ended September 30, 2010
Operating Revenue	$668.9	$615.0	$53.9
Fuel and Purchased Power	233.1	233.1	–
Operating and Maintenance	262.9	209.3	53.6
Depreciation Expense	59.8	56.6	3.2
Operating Income (Loss)	113.1	116.0	(2.9)
Interest Expense	(28.1)	(23.3)	(4.8)
Equity Earnings in ATC	13.4	13.4	–
Other Income	3.8	3.6	0.2
Income (Loss) Before Non-Controlling Interest and Income Taxes	102.2	109.7	(7.5)
Income Tax Expense (Benefit)	40.5	44.5	(4.0)
Net Income (Loss)	61.7	65.2	(3.5)
Less: Non-Controlling Interest in Subsidiaries	(0.3)	–	(0.3)
Net Income (Loss) Attributable to ALLETE	$62.0	$65.2	$(3.2)

As of September 30, 2010
Total Assets	$2,579.1	$2,299.7	$279.4
Property, Plant and Equipment – Net	$1,742.6	$1,698.1	$44.5
Accumulated Depreciation	$1,022.2	$973.2	$49.0
Capital Additions	$175.5	$174.3	$1.2

		Regulated	Investments
	Consolidated	Operations	and Other
Millions
For the Nine Months Ended September 30, 2009
Operating Revenue	$550.7	$493.9	$56.8
Prior Year Rate Refunds	(7.6)	(7.6)	–
Total Operating Revenue	543.1	486.3	56.8
Fuel and Purchased Power	199.4	199.4	–
Operating and Maintenance	224.7	169.8	54.9
Depreciation Expense	46.8	43.4	3.4
Operating Income (Loss)	72.2	73.7	(1.5)
Interest Expense	(25.4)	(20.9)	(4.5)
Equity Earnings in ATC	12.9	12.9	–
Other Income (Expense)	3.8	4.5	(0.7)
Income (Loss) Before Non-Controlling Interest and Income Taxes	63.5	70.2	(6.7)
Income Tax Expense (Benefit)	21.5	25.2	(3.7)
Net Income (Loss)	42.0	45.0	(3.0)
Less: Non-Controlling Interest in Subsidiaries	(0.3)	–	(0.3)
Net Income (Loss) Attributable to ALLETE	$42.3	$45.0	$(2.7)

As of September 30, 2009
Total Assets	$2,255.1	$2,005.3	$249.8
Property, Plant and Equipment – Net	$1,530.5	$1,478.9	$51.6
Accumulated Depreciation	$937.0	$885.4	$51.6
Capital Additions	$186.7	$185.0	$1.7

ALLETE Third Quarter Form 10-Q

NOTE 3.  INVESTMENTS

Investments. Our long-term investment portfolio includes the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, ARS, and land held-for-sale in Minnesota.

	September 30,	December 31,
Other Investments	2010	2009
Millions
ALLETE Properties	$94.5	$93.1
Available-for-sale Securities	30.0	29.5
Other	9.9	7.9
Total Other Investments	$134.4	$130.5

	September 30,	December 31,
ALLETE Properties	2010	2009
Millions
Land Held-for-sale Beginning Balance	$74.9	$71.2
Additions during period:
Collateralized Property Reacquired (a)	9.9	–
Capitalized Improvements and Other	0.8	5.6
Deductions during period: Cost of Real Estate Sold	–	(1.9)
Land Held-for-sale Ending Balance	85.6	74.9
Long-Term Finance Receivables	4.5	12.9
Other	4.4	5.3
Total Real Estate Assets	$94.5	$93.1

(a)	Collateralized property reacquired resulted primarily from a purchaser which filed for voluntary Chapter 11 bankruptcy and is recorded net of estimated selling costs.

Land Held-for-sale. Land held-for-sale is recorded at the lower of cost or fair value determined by the evaluation of individual land parcels. Land values are reviewed for impairment and no impairments were recorded for the nine months ended September 30, 2010 (none in 2009).

Long-Term Finance Receivables. Long-term finance receivables, which are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts. There was no allowance for doubtful accounts as of September 30, 2010 ($0.4 million as of December 31, 2009). The receivables have maturities up to three years and no impairment was recorded during the nine months ended September 30, 2010 ($0.1 million during the nine months ended September 30, 2009).

In June 2010, ALLETE Properties received deeds in lieu of foreclosure to properties which had been sold in multiple transactions over various years to one purchaser. The properties were sold with seller financing, of which $7.0 million remained due and owing from the purchaser that filed for voluntary Chapter 11 bankruptcy protection in June 2009. The bankruptcy trustee approved the transfer of the properties back to ALLETE Properties in satisfaction of the amount owed. The fair value of the properties received net of selling expenses was $8.8 million. The receipt of properties resulted in a pretax gain of $0.7 million after reflecting other liabilities assumed and non-controlling interest.

Auction Rate Securities. Included in Available-for-sale Securities as of September 30, 2010, is an auction rate municipal bond of $6.7 million ($6.7 million at December 31, 2009) with a stated maturity date of March 1, 2024. Our ARS consist of guaranteed student loans insured or reinsured by the federal government. ARS were historically auctioned every 35 days to set new rates and provided a liquidating event in which investors could either buy or sell securities. Since 2008, the auctions for ARS have been unable to sustain themselves due to the overall lack of market liquidity and we have been unable to liquidate all of our ARS. As a result, we have classified our ARS as long-term investments and have the ability to hold these securities to maturity, until called by the issuer, or until liquidity returns to this market. We anticipate our ARS will be redeemed at par within the next year; however, the investment remains classified as long-term.

ALLETE Third Quarter Form 10-Q

NOTE 4.  FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are included in our 2009 Form 10-K.

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010, and December 31, 2009. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of September 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities – Mutual Funds	$17.5	–	–	$17.5
Available-for-sale Securities
Corporate Debt Securities	–	$7.4	–	7.4
Debt Securities Issued by States of the United States (ARS)	–	–	$6.7	6.7
Total Available-for-sale Securities	–	7.4	6.7	14.1
Money Market Funds	2.8	–	–	2.8
Total Fair Value of Assets	$20.3	$7.4	$6.7	$34.4

Liabilities:
Deferred Compensation	–	$13.1	–	$13.1
Total Fair Value of Liabilities	–	$13.1	–	$13.1

Total Net Fair Value of Assets (Liabilities)	$20.3	$(5.7)	$6.7	$21.3

	Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities – Mutual Funds	$17.8	–	–	$17.8
Available-for-sale Securities
Corporate Debt Securities	–	$6.4	–	6.4
Debt Securities Issued by States of the United States (ARS)	–	–	$6.7	6.7
Total Available-for-sale Securities	–	6.4	6.7	13.1
Derivatives - Financial Transmission Rights	–	–	0.7	0.7
Money Market Funds	1.4	–	–	1.4
Total Fair Value of Assets	$19.2	$6.4	$7.4	$33.0

Liabilities:
Deferred Compensation	–	$14.6	–	$14.6
Total Fair Value of Liabilities	–	$14.6	–	$14.6

Total Net Fair Value of Assets (Liabilities)	$19.2	$(8.2)	$7.4	$18.4

ALLETE Third Quarter Form 10-Q

NOTE 4.  FAIR VALUE (Continued)

Recurring Fair Value Measures Activity in Level 3	Derivatives		Debt Securities Issued by States of the United States (ARS)
Millions
Balance as of December 31, 2009 and December 31, 2008, respectively	$0.7	–	$6.7	$15.2
Purchases, Sales, Issuances and Settlements, Net	(0.7)	$1.1	–	(0.9)
Balance as of September 30, 2010 and September 30, 2009, respectively	–	$1.1	$6.7	$14.3

The Company’s policy is to recognize transfers in or out of Levels 1, 2 or 3 as of the actual date of the event or change in circumstances that caused the transfer. For the nine months ended September 30, 2010 and 2009, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the items listed below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the items below was based on quoted market prices for the same or similar instruments.

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
September 30, 2010	$785.8	$828.8
December 31, 2009	$701.0	$734.8

NOTE 5.  REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Rate Case. On November 2, 2009, Minnesota Power filed an $81 million retail rate increase request for additional revenues to recover the costs of significant investments to ensure current and future system reliability, enhance environmental performance, and bring new renewable energy to northeastern Minnesota. Interim rates were put into effect on January 1, 2010, and were originally estimated to increase revenues by $48.5 million in 2010. In April 2010, we adjusted our initial filing for events that had occurred since November 2009 – primarily increased sales to our industrial customers – resulting in a retail rate increase request of $72 million, a return on equity request of 11.25 percent, and a capital structure consisting of 54.29 percent equity and 45.71 percent debt. As a result of these increased sales, interim rates are estimated to be approximately $53 million during 2010.

On September 29, 2010, the MPUC addressed the retail rate increase request and approved a 10.38 percent return on common equity and a 54.29 percent equity ratio. We estimate that the MPUC will order an overall retail electric rate increase of approximately $54 million when it issues its written order on the rate request, which is expected by November 2, 2010. Once the written order has been issued, any party may request reconsideration by the MPUC. Any party who seeks reconsideration may thereafter appeal to the Minnesota Court of Appeals. We will continue collecting interim rates from our customers until the new rates go into effect, which will be after the reconsideration period has expired, any appeals are addressed, and after all compliance filings are completed and accepted. Reconsideration, or appeal, of the written order, or modifications during the compliance period, could affect the final rate increase estimate. A final order, after reconsideration, is expected no later than the first quarter of 2011. Final rates are expected to be near the amount collected under interim rates, therefore, we expect little or no interim rate refunds to be issued.

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

ALLETE Third Quarter Form 10-Q

NOTE 5.  REGULATORY MATTERS (Continued)

FERC-Approved Wholesale Rates. Minnesota Power’s non-affiliated municipal customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a customer of Minnesota Power. In 2008, Minnesota Power entered into new formula based rate contracts with these customers which expire December 31, 2013. Under the formula-based rates provision, wholesale rates are set at the beginning of the year based on expected costs and provide for a true-up calculation for actual costs. Wholesale rate increases of approximately $6 million and $7 million annually were implemented on February 1, 2009, and January 1, 2010, respectively. The 2009 true-up calculation resulted in additional revenue accruals of $6.0 million at the end of 2009. The majority of these additional revenue accruals have been collected as of September 30, 2010.

Wisconsin Rates. SWL&P’s current retail rates are based on a 2008 PSCW retail rate order, effective January 1, 2009. On May 17, 2010, SWL&P filed a rate increase request with the PSCW seeking an average overall increase of 3.6 percent for retail customers (a 1.4 percent increase in electric rates, a 3.0 percent increase in natural gas rates, and a 17.9 percent increase in water rates). The rate filing seeks an overall return on equity of 11.3 percent, and a capital structure consisting of 56.9 percent equity and 43.1 percent debt. On an annualized basis, the requested rate increase would generate approximately $3 million in additional revenue. Evidentiary and public hearings were held on September 22, 2010. The Company anticipates new rates will take effect during the first quarter of 2011. We cannot predict the level of rates that may be approved by the PSCW.

Regulatory Assets and Liabilities. Our regulated utility operations are subject to the accounting guidance for Regulated Operations. We capitalize incurred costs as regulatory assets, which are probable of recovery in future utility rates. Regulatory liabilities represent amounts expected to be credited to customers in rates. No regulatory assets or liabilities are currently earning a return.

	September 30,	December 31,
Regulatory Assets and Liabilities	2010	2009
Millions
Regulatory Assets
Future Benefit Obligations Under
Defined Benefit Pension and Other Postretirement Benefit Plans	$226.7	$235.8
Boswell Unit 3 Environmental Rider (a)	20.5	20.9
Deferred Fuel (b)	24.9	20.8
Income Taxes	15.5	15.7
Asset Retirement Obligation	7.4	6.3
Deferred MISO Costs	1.3	2.4
Premium on Reacquired Debt	1.9	2.0
Rate Case Expenses	1.4	1.4
Other	2.4	3.4
Total Regulatory Assets	$302.0	$308.7

Regulatory Liabilities
Income Taxes	$24.0	$25.9
Plant Removal Obligations	17.9	16.9
Other	4.1	4.3
Total Regulatory Liabilities	$46.0	$47.1

(a)
MPUC-approved current cost recovery rider related to environmental improvements that were placed in service in November 2009. As part of our 2010 rate case, on September 29, 2010, the MPUC approved a proposal to move the rider balance to plant to recover in rate base, which will be effective upon a final rate order.

(b)
As of September 30, 2010 and December 31, 2009, approximately $5 million of this balance relates to deferred fuel costs incurred under the former base cost of fuel calculation. Any revenue impact associated with this transition will be identified in a future filing related to the Company’s fuel clause operation.

ALLETE Third Quarter Form 10-Q

NOTE 5. REGULATORY MATTERS (Continued)

Current and Non-Current	September 30,	December 31,
Regulatory Assets and Liabilities	2010	2009
Millions
Total Current Regulatory Assets (a)	$19.5	$15.5
Total Non-Current Regulatory Assets	282.5	293.2
Total Regulatory Assets	$302.0	$308.7

Total Non-Current Regulatory Liabilities	$46.0	$47.1
Total Regulatory Liabilities	$46.0	$47.1

(a)	Current regulatory assets consist of deferred fuel and are included in prepayments and other on the consolidated balance sheet.

NOTE 6.  INVESTMENT IN ATC

Our wholly-owned subsidiary, Rainy River Energy, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota, and Illinois. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of encouraging the independent operation and ownership of, and investment in, transmission facilities. We account for our investment in ATC under the equity method of accounting. As of September 30, 2010, our equity investment balance in ATC was $92.0 million ($88.4 million as of December 31, 2009). On October 29, 2010, we invested an additional $0.4 million in ATC for a total investment of $1.6 million in 2010.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2009	$88.4
Cash Investments	1.2
Equity in ATC Earnings	13.4
Distributed ATC Earnings	(11.0)
Equity Investment Balance as of September 30, 2010	$92.0

ATC's summarized financial data for the quarter and nine months ended September 30, 2010 and 2009, is as follows:

	Quarter Ended		Nine Months Ended
ATC Summarized Financial Data	September 30,		September 30,
Income Statement Data	2010	2009	2010	2009
Millions
Revenue	$136.9	$132.3	$414.1	$387.5
Operating Expense	59.8	58.7	185.1	172.3
Other Expense	22.1	19.8	64.8	57.8
Net Income	$55.0	$53.8	$164.2	$157.4

ALLETE’s Equity in Net Income	$4.5	$4.4	$13.4	$12.9

NOTE 7.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. Total short-term debt outstanding as of September 30, 2010, was $2.6 million ($7.1 million at December 31, 2009) and consisted of notes payable and long-term debt due within one year.

Long-Term Debt. In February 2010, we issued $80.0 million in principal amount of unregistered First Mortgage Bonds in the private placement market in three series as follows:

Issue Date	Maturity	Principal Amount	Interest Rate
February 17, 2010	April 15, 2021	$15 Million	4.85%
February 17, 2010	April 15, 2025	$30 Million	5.10%
February 17, 2010	April 15, 2040	$35 Million	6.00%

We used the proceeds from the sale of the bonds to pay off an outstanding draw of $65 million on our syndicated revolving credit facility, to fund utility capital investments and for general corporate purposes.

ALLETE Third Quarter Form 10-Q

NOTE 7.  SHORT-TERM AND LONG-TERM DEBT (Continued)

In August 2010, we issued $75.0 million in principal amount of unregistered First Mortgage Bonds in the private placement market in two series as follows:

Issue Date	Maturity	Principal Amount	Interest Rate
August 17, 2010	October 15, 2025	$30 Million	4.90%
August 17, 2010	April 15, 2040	$45 Million	5.82%

We used the proceeds to fund utility capital investments and for general corporate purposes.

For the February and August 2010 bond issuances (the Bonds), we have the option to prepay all or a portion of the Bonds at our discretion, subject to a make-whole provision. The Bonds are subject to the terms and conditions of our utility mortgage. The Bonds were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. The most restrictive covenant requires ALLETE to maintain a ratio of its Funded Debt to Total Capital (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00 measured quarterly. As of September 30, 2010, our ratio was approximately 0.43 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of September 30, 2010, ALLETE was in compliance with its financial covenants.

NOTE 8.  OTHER INCOME

The components of other income were as follows:
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Millions
AFUDC – Equity	$1.4	$1.6	$3.4	$4.5
Investment and Other Income (Expense)	(0.8)	(0.8)	0.4	(0.7)
Total Other Income	$0.6	$0.8	$3.8	$3.8

NOTE 9. INCOME TAX EXPENSE

On March 23, 2010, the Patient Protection and Affordable Care Act (H.R. 3590), which was subsequently amended on March 30, 2010, was signed into law by the President. The law includes provisions to generate tax revenue to help offset the cost of the new legislation. One of the provisions changes the tax treatment for retiree prescription drug expenses by eliminating the tax deduction for expenses that are reimbursed under Medicare Part D, beginning January 1, 2013. Based on this provision, we are subject to additional taxes in the future and were required to reverse previously recorded tax benefits in the period of enactment. Consequently, the elimination of the previously recorded tax benefit resulted in a non-recurring charge to net income of $4.0 million in the first quarter of 2010. On October 8, 2010, we submitted a filing with the MPUC to request deferral of the retail impact of Medicare Part D of this legislation. We are unable to predict the outcome at this time.

ALLETE Third Quarter Form 10-Q

NOTE 9. INCOME TAX EXPENSE (Continued)
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Millions
Current Tax Expense (Benefit)
Federal (a)	$(31.7)	$(7.9)	$(24.5)	$(16.7)
State	1.0	(0.5)	–	(0.7)
Total Current Tax Expense (Benefit)	(30.7)	(8.4)	(24.5)	(17.4)
Deferred Tax Expense
Federal (b)	41.0	12.6	59.0	33.5
State	1.2	2.5	6.7	6.1
Deferred Tax Credits	(0.3)	(0.2)	(0.7)	(0.7)
Total Deferred Tax Expense	41.9	14.9	65.0	38.9
Total Income Tax Expense	$11.2	$6.5	$40.5	$21.5

(a)
The federal current tax benefit in 2010 primarily resulted from the implementation of tax planning initiatives and bonus depreciation provisions in the Small Business Jobs Act of 2010, resulting in a projected net operating loss for 2010. The 2010 projected net operating loss will be partially utilized by carrying it back against prior years’ income with the remainder carried forward to offset future years’ income. The federal current tax benefit in 2009 primarily resulted from the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009. The 2009 net operating loss has been utilized by carrying it back against prior years’ taxable income.

(b)
Federal deferred tax expense for 2010 is higher due to tax planning initiatives and bonus depreciation provisions of the Small Business Jobs Act of 2010. Due to the bonus depreciation provisions, we expect to be in a net operating loss position for 2010. We expect to fully utilize the projected net operating loss carryforward; therefore a deferred tax asset has been recorded to recognize the resulting tax benefit. Included in the nine month period ending September 30, 2010, is a one-time charge of $4.0 million as a result of the Patient Protection and Affordable Care Act eliminating the tax deduction for expenses that are reimbursed under Medicare Part D beginning January 1, 2013. The federal deferred tax expense for 2009 primarily resulted from the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009.

For the nine months ended September 30, 2010, the effective tax rate was 39.6 percent (33.8 percent for the nine months ended September 30, 2009). Excluding additional tax expense recorded as a result of the Patient Protection and Affordable Care Act, the 2010 effective tax rate was 35.7 percent. The 2010 effective tax rate, excluding the additional tax expense recorded as a result of the Patient Protection and Affordable Care Act, deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC-Equity, investment tax credits, wind production tax credits, and depletion. The 2010 effective tax rate was also favorably impacted by $0.8 million for the completion of a state income tax audit.

Uncertain Tax Positions. As of September 30, 2010, we have gross unrecognized tax benefits of $13.5 million. Of this total, $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.

We expect that the total amount of unrecognized tax benefits as of September 30, 2010, will change by an immaterial amount in the next 12 months.

ALLETE Third Quarter Form 10-Q

NOTE 10.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Other Comprehensive Income (Loss)	2010	2009	2010	2009
Millions
Net Income	$19.5	$15.8	$61.7	$42.0
Other Comprehensive Income
Unrealized Gain (Loss) on Securities Net of income taxes of $0.3, $0.7, $(0.1), and $1.3	0.4	1.0	(0.1)	1.9
Unrealized Loss on Derivatives Net of income taxes of $–, $–, $–, and $–	–	0.1	–	–
Defined Benefit Pension and Other Postretirement Plans Net of income taxes of $0.2, $0.1, $0.7, and $0.5	0.3	0.1	0.9	0.7
Total Other Comprehensive Income	0.7	1.2	0.8	2.6
Total Comprehensive Income	$20.2	$17.0	$62.5	$44.6
Less: Non-Controlling Interest in Subsidiaries	(0.1)	(0.2)	(0.3)	(0.3)
Comprehensive Income Attributable to ALLETE	$20.3	$17.2	$62.8	$44.9

NOTE 11.  EARNINGS PER SHARE AND COMMON STOCK

The difference between basic and diluted earnings per share, if any, arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. For the quarter and nine months ended September 30, 2010, 0.5 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices, and therefore, their effect would have been anti-dilutive. For the quarter and nine months ended September 30, 2009, 0.6 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2010			2009
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
For the Quarter Ended September 30,
Net Income Attributable to ALLETE	$19.6		$19.6	$16.0		$16.0
Common Shares	34.4	0.1	34.5	32.8	0.1	32.9
Earnings Per Share	$0.57		$0.56	$0.49		$0.49

For the Nine Months Ended September 30,
Net Income Attributable to ALLETE	$62.0		$62.0	$42.3		$42.3
Common Shares	34.1	0.1	34.2	31.8	0.1	31.9
Earnings Per Share	$1.82		$1.81	$1.33		$1.33

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense	2010	2009	2010	2009
Millions
For the Quarter Ended September 30,
Service Cost	$1.5	$1.4	$1.2	$1.0
Interest Cost	6.6	6.5	2.7	2.5
Expected Return on Plan Assets	(8.4)	(8.4)	(2.4)	(2.0)
Amortization of Prior Service Costs	0.1	0.1	–	–
Amortization of Net Loss	1.6	0.9	1.2	0.6
Amortization of Transition Obligation	–	–	0.6	0.6
Net Periodic Benefit Expense	$1.4	$0.5	$3.3	$2.7

ALLETE Third Quarter Form 10-Q

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense	2010	2009	2010	2009
Millions
For the Nine Months Ended September 30,
Service Cost	$4.6	$4.3	$3.6	$3.1
Interest Cost	19.7	19.6	8.2	7.5
Expected Return on Plan Assets	(25.2)	(25.3)	(7.2)	(6.2)
Amortization of Prior Service Costs	0.3	0.4	–	–
Amortization of Net Loss	4.9	2.6	3.6	1.8
Amortization of Transition Obligation	–	–	1.8	1.9
Net Periodic Benefit Expense	$4.3	$1.6	$10.0	$8.1

Employer Contributions. For the nine months ended September 30, 2010, $1.5 million was contributed to our defined benefit pension plan. (For the nine months ended September 30, 2009, $32.9 million was contributed of which $12.0 million was contributed through the issuance of 463,000 shares of ALLETE common stock.) For the nine months ended September 30, 2010, we contributed $12.4 million to our other postretirement benefit plan ($9.3 million for the nine months ended September 30, 2009). We do not expect to make any additional contributions to our defined benefit pension plan in 2010; however, we expect to make additional contributions of approximately $1 million to our other postretirement benefit plan in 2010.

We provide postretirement health benefits that include prescription drug benefits which qualify us for the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The expected reimbursement for Medicare health subsidies reduced our postretirement medical expense by $1.3 million for 2010 ($2.0 million for 2009). For the nine months ended September 30, 2010, we have not received any prescription drug reimbursements.

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Power Purchase Agreements (PPA). Our long-term PPA have been evaluated under the accounting guidance for variable interest entities. We have determined that either we have no variable interest in the PPA, or where we do have variable interests, we are not the primary beneficiary; therefore, consolidation is not required. These conclusions are based on the following factors: we do not have control over activities that are most significant to the entity, and we have no obligation to absorb losses or receive benefits from the entity’s performance. Our financial exposure relating to these PPA is limited to our fixed capacity and energy payments.

Square Butte PPA. Minnesota Power has a power purchase agreement with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of energy to customers in our electric service territory and enables Minnesota Power to meet power pool reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455-MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota Power serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract, subject to the provisions of the Minnkota power sales agreement discussed on page 22. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. We expect debt service, operating and maintenance and depreciation expenses to increase in 2011 due to environmental compliance obligations. As of September 30, 2010, Square Butte had total debt outstanding of $321.3 million. Fuel expenses are recoverable through our fuel adjustment clause and include the cost of coal purchased from BNI Coal, our subsidiary, under a long-term contract.

ALLETE Third Quarter Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

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

No power will be sold under this agreement until Minnkota Power has placed in service a new AC transmission line, which is anticipated to occur in 2013. This new AC transmission line will allow Minnkota to transmit its entitlement from Square Butte directly to its customers, and allow Minnesota Power additional capacity on the recently acquired DC line to transmit new wind generation.

Wind PPA. In 2006 and 2007, we entered into two long-term wind PPA with an affiliate of NextEra Energy, Inc. to purchase the output from two wind facilities, Oliver Wind I (50 MWs) and Oliver Wind II (48 MWs), located near Center, North Dakota. Each agreement is for 25 years and provides for the purchase of all output from the facilities at fixed prices.

Hydro PPA. We have a PPA with Manitoba Hydro that began in May 2009 and expires in April 2015. Under the agreement with Manitoba Hydro, Minnesota Power purchases 50 MWs of capacity and the energy associated with that capacity. Both the capacity price and the energy price are adjusted annually by the change in a governmental inflationary index.

On April 30, 2010, Minnesota Power signed a definitive agreement with Manitoba Hydro, subject to MPUC approval, to purchase surplus energy beginning in May 2011 through April 2022. This energy-only transaction primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement with Manitoba Hydro, Minnesota Power will be purchasing at least one million MWh of energy over the contract term. On September 1, 2010, we filed a petition with the MPUC to approve our PPA with Manitoba Hydro.

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

Bison I, with a nameplate capacity of approximately 76 MWs, is the first portion of several hundred MWs of our North Dakota Wind Project, which upon completion will help fulfill the Minnesota 2025 renewable energy supply requirement for our retail load. In 2009, the NDPSC authorized site construction for Bison I and on March 10, 2010, approved the construction of a 22-mile, 230 kV transmission line that will connect Bison I to the DC transmission line at the Square Butte Substation in Center, North Dakota. In 2009, the MPUC approved Minnesota Power’s petition seeking current cost recovery eligibility for investments and expenditures related to Bison I and associated transmission upgrades. On July 21, 2010, the MPUC approved our petition establishing rates effective August 1, 2010.

Bison I, including the associated transmission upgrades to the DC Line, will have a total capital cost of approximately $177 million. As of September 30, 2010, total costs incurred were approximately $101 million. The 22-mile, 230 kV transmission line has been completed and 16 wind turbines have been installed and will be phased into service through the end of 2010. The remaining turbines will be installed in 2011.

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

ALLETE Third Quarter Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Coal, Rail and Shipping Contracts. We have coal supply agreements and transportation agreements providing for the purchase and delivery of a significant portion of our coal requirements. These coal and transportation agreements, including option terms, expire in various years between 2010 and 2015. Our remaining minimum payment obligation as of September 30, 2010, under these coal, rail and shipping agreements is $7.6 million for 2010. Our minimum annual payment obligation for 2011 is $7.4 million, 2012 is $1.6 million, and 2013 is $1.3 million. Our minimum annual payment obligation will increase when annual nominations are made for coal deliveries in future years. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

CapX2020 Transmission Projects. Minnesota Power is a participant in the CapX2020 initiative which is an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives, municipals and investor-owned utilities, including Minnesota’s largest transmission owners, has assessed the transmission system and projected growth in customer demand for electricity through 2020. Studies show that the region's transmission system will require major upgrades and expansion to accommodate increased electricity demand as well as support renewable energy expansion through 2020. As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project by project basis.

Minnesota Power initially plans to participate in three CapX2020 projects: the Fargo to St. Cloud project, the Monticello to St. Cloud project, which together total a 238-mile, 345 kV line from Fargo to Monticello, and the 70-mile, 230 kV line between Bemidji and Minnesota Power’s Boswell Energy Center near Grand Rapids, Minnesota. Based on projected costs of the three transmission lines and the percentage agreements among participating utilities, Minnesota Power plans to invest between $100 million and $125 million in the CapX2020 initiative through 2015. As CapX2020 project costs are eligible for current cost recovery, the Company has petitioned the MPUC to recover those costs under a transmission cost recovery tariff rider.

In July 2010, the MPUC granted a route permit for the 28-mile 345 kV transmission line between Monticello and St. Cloud. Construction of the project is expected to be complete in late 2011. The 210-mile 345 kV transmission line from St. Cloud to Fargo is expected to be complete by 2015.

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

ALLETE Third Quarter Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

New Source Review. In August 2008, Minnesota Power received a Notice of Violation (NOV) from the United States EPA asserting violations of the New Source Review (NSR) requirements of the Clean Air Act at Boswell Units 1-4 and Laskin Unit 2. The NOV asserts that seven projects undertaken at these coal-fired plants between the years 1981 and 2000 should have been reviewed under the NSR requirements, and that the Boswell Unit 4 Title V permit was violated. Minnesota Power believes the projects were in full compliance with the Clean Air Act, NSR requirements and applicable permits.

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

EPA Transport Rule. On July 6, 2010, the EPA proposed a rule known as the Transport Rule (TR) requiring 31 states, including Minnesota and the District of Columbia, to reduce power plant SO2 and NOx emissions that can significantly contribute to ozone and fine particle pollution problems in other states. If adopted, the TR will replace the Clean Air Interstate Rule (CAIR) that was issued by the EPA in March 2005. CAIR sought to reduce and permanently cap emissions of SO2, NOx, and particulates in the eastern United States. Minnesota was included as one of the original 28 CAIR states but, following Minnesota Power’s successful challenge to CAIR, the EPA granted an administrative stay of the CAIR requirements in Minnesota while it prepared the TR. The proposed TR responds to the United States Court of Appeals for the District of Columbia Circuit’s remand of CAIR by replacing and reforming questionable provisions to address updated air quality standards, improved emissions data and reformed emissions transport modeling.

The EPA took public comments on the proposed rule through October 1, 2010, and plans to finalize the rule in June 2011. Emissions reductions are proposed to take effect in 2012, within one year of projected finalization of the rule.

The EPA has not yet determined whether trading of emission allowances between regulated generating units or states may be implemented. Since 2005, we have made substantial investments in pollution control equipment at our Laskin, Taconite Harbor and Boswell generating units which have significantly reduced emissions. These reductions may satisfy Minnesota Power’s obligations with respect to these requirements. We are unable to predict any additional compliance costs we might incur at this time.

Minnesota Regional Haze. The federal regional haze rule requires states to submit state implementation plans (SIPs) to the EPA to address regional haze visibility impairment in 156 federally-protected parks and wilderness areas. Under the regional haze rule, certain large stationary sources, put in place between 1962 and 1977, with emissions contributing to visibility impairment are required to install emission controls, known as Best Available Retrofit Technology (BART). We have two steam units, Boswell Unit 3 and Taconite Harbor Unit 3, which are subject to BART requirements.

Pursuant to the regional haze rule, Minnesota was required to develop its SIP by December 2007. As a mechanism for demonstrating progress towards meeting the long-term regional haze goal, in April 2007 the MPCA advanced a draft conceptual SIP which relied on the implementation of CAIR. However, a formal SIP was not filed at that time due to the United States Court of Appeals for the District of Columbia Circuit’s remand of CAIR. Subsequently, the MPCA requested that companies with BART eligible units complete and submit a BART emissions control retrofit study, which was completed for Taconite Harbor Unit 3 in November 2008. The retrofit work completed in 2009 at Boswell Unit 3 meets the BART requirement for that unit. In December 2009, the MPCA approved the SIP for submittal to the EPA for its review and approval. The EPA is expected to make a decision on whether to approve the Minnesota SIP by January 2011. If approved, Minnesota Power will have five years to bring Taconite Harbor Unit 3 into compliance. It is uncertain what controls will ultimately be required at Taconite Harbor Unit 3 in connection with the regional haze rule.

ALLETE Third Quarter Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA National Emission Standards for Hazardous Air Pollutants (NESHAPs) for Electric Utility Units. Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants for certain source categories. In December 2009, Minnesota Power and other utilities received an Information Collection Request from the EPA requiring that emissions data be provided and stack testing be performed in order to develop a database upon which to base future regulations. On March 30, 2010, Minnesota Power responded to the Information Collection Request. Stack testing was completed during the third quarter of 2010 and the results were submitted to the EPA. The EPA is subject to a consent decree which requires the EPA to propose a utility NESHAPs rule by March 2011, with the final rule by November 2011. As part of the NESHAPs rulemaking, EPA will develop Maximum Achievable Control Technology standards for utilities. Costs for complying with potential future mercury and other hazardous air pollutant regulations under the Clean Air Act cannot be estimated at this time.

Minnesota Mercury Emission Reduction Act. Under Minnesota law, a mercury emissions reduction plan for Boswell Unit 4 is required to be submitted by July 1, 2015, with implementation no later than December 31, 2018. The statute also calls for an evaluation of a mercury control alternative which provides for environmental and public health benefits without imposing excessive costs on the utility’s customers. Costs for the Boswell Unit 4 emission reduction plan cannot be estimated at this time.

Proposed and Finalized National Ambient Air Quality Standards. The EPA is required to review the National Ambient Air Quality Standards (NAAQS) every five years. Each state is required to adopt plans describing how they will reduce emissions to attain these NAAQS if the state’s air quality is not in compliance with a NAAQS. These state plans often include new regulations imposing more stringent air emission limitations on sources of air pollutants in the state. Four NAAQS have either recently been finalized, or are currently proposed, as described below.

Ozone NAAQS. The EPA is attempting to more stringently control emissions that result in ground level ozone. In January 2010, the EPA proposed to reduce the eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. The EPA expects to issue final standards by 2011. As proposed, states have until December 2013 to submit plans outlining how they will meet the standards.

Particulate Matter NAAQS. The EPA finalized the NAAQS Particulate Matter standards in September 2006, by establishing a more stringent 24-hour average fine particulate (PM2.5) standard and keeping the annual average fine particulate matter standard and the 24-hour coarse particulate matter standard unchanged. The District of Columbia Circuit Court of Appeals has remanded the PM2.5 standard to the EPA, requiring consideration of lower annual average standard values. The EPA has indicated that air quality monitoring for 2008 through 2010 will be used as a basis for states to characterize their attainment status. The EPA plans to finalize the new PM2.5 standards in 2011, and state attainment status determination will likely not occur prior to 2013.

SO2 and NO2 NAAQS. The EPA recently finalized a new one-hour NAAQS for SO2 and NO2. Monitor data indicates that Minnesota will likely be in compliance with these new standards; however, the SO2 NAAQS also requires the EPA to evaluate modeling data to determine attainment. It is unclear what the outcome of this evaluation will be. These NAAQS could result in more stringent emission limits on our steam generating facilities. The final compliance status for SO2 is expected in 2012, with compliance required by August 2017. The compliance status for NO2 is not expected until 2016 or 2017, following the installation of additional air quality monitors and the collection and analysis of additional air quality data.

We are unable to predict the nature or timing of any additional NAAQS regulation or compliance costs we might incur at this time.

ALLETE Third Quarter Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

Federal Legislation. We believe that future regulations may restrict the emissions of GHGs from our generation facilities. Several proposals at the federal level to “cap” the amount of GHG emissions have been made. In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009. H.R. 2454 is a comprehensive energy bill that also includes a cap-and-trade program. H.R. 2454 allocates a significant number of emission allowances to the electric utility sector to mitigate cost impacts on consumers. Based on the emission allowance allocations proposed in H.R. 2454, we expect we would have to purchase additional allowances. At this time we are unable to predict the cost of these allowances.

In September 2009, the Senate introduced S. 1733, the Senate version of H.R. 2454. This proposed legislation features a more stringent, near-term greenhouse emissions reduction target in 2020, of 20 percent below 2005 levels, as compared to the 17 percent reduction proposed by H.R. 2454. Another cap and trade proposal introduced in the Senate on May 12, 2010, referred to as the American Power Act, carries similar emission reduction targets to S. 1733 while modifying allowance distribution mechanisms. The Senate is also considering a national renewable energy standard that may serve as a step in addressing climate and energy policy.

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

ALLETE Third Quarter Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA Greenhouse Gas Reporting Rule. In September 2009, the EPA issued a final rule mandating that certain GHG emission sources, including electric generating units and gas distribution companies (such as SWL&P), are required to report GHG emissions. The rule is intended to allow the EPA to collect accurate and timely data on GHG emissions that can be used to form future policy decisions. The rule was effective January 1, 2010, and all GHG emissions must be reported on an annual basis beginning March 31, 2011. We have the equipment and data tools necessary to report our 2010 emissions to comply with this rule.

EPA Regulation of GHG Emissions. In December 2009, the EPA issued an “Endangerment Finding” with respect to emissions of GHGs. The Endangerment Finding was the EPA’s published determination that six GHGs endanger human health or welfare, and that emissions from motor vehicles contribute to that endangerment. The EPA’s exercise of authority over GHG emissions through the Endangerment Finding triggered the EPA’s regulation of stationary sources for GHGs under the Clean Air Act.

On May 13, 2010, the EPA issued the final Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule. The PSD/Title V Greenhouse Gas Tailoring Rule establishes thresholds for when permits will be required to address GHG emissions for new facilities, at existing facilities that undergo major modifications, and at other facilities that are characterized as major sources under the Clean Air Act’s Title V program. Under the new rule, existing sources of emissions that already have a Title V permit would have GHG provisions added to their permits upon renewal. The rule requires large industrial facilities, including power plants, that undergo major modifications resulting in a significant increase in GHG emissions to obtain PSD permits that demonstrate that Best Available Control Technology (BACT) is being used at the facility to control GHG emissions. The EPA has defined significant emissions increase for existing sources as a GHG increase of 75,000 tons per year or more of total GHG on a CO2 equivalent basis. The EPA is expected to propose BACT standards for GHG emissions from stationary sources in late 2010.

For our existing facilities, the rule does not require amending our existing Title V operating permits to include GHGs requirements. Implementation of that requirement to add GHG provisions will be completed at the state level in Minnesota by the MPCA when the Title V permits are renewed. However, installation of new units or modification of existing units resulting in a significant increase in GHG emissions will require obtaining PSD permits and amending our operating permits to incorporate BACT to control GHG emissions. Minnesota Power’s existing facilities become subject to the BACT requirements if they undergo major modifications that result in a significant emissions increase. Legal challenges to the EPA’s regulation of GHG emissions, including the Tailoring Rule, have been filed and are awaiting judicial determination.

We cannot predict the nature or timing of any additional GHG legislation or regulation. Although we are unable to predict the compliance costs we might incur, the costs could have a material impact on our financial results.

Coal Ash Management Facilities. Minnesota Power generates coal ash at all five of its steam electric stations. Two facilities store ash in onsite impoundments (ash ponds) with engineered liners and containment dikes. Another facility stores dry ash in a landfill with an engineered liner and leachate collection system. Two facilities generate a combined wood and coal ash that is either land applied as an approved beneficial use, or trucked to state permitted landfills. On June 18, 2010, the EPA proposed regulations for coal combustion residuals generated by the electric utility sector. The proposal seeks comments on two general regulatory schemes for coal ash. Comments are due to the EPA by November 18, 2010. We are unable to predict the compliance costs we might incur; however, there is the possibility they could have a material impact.

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site within the City of Superior, Wisconsin, and formerly operated by SWL&P. We have been working with the WDNR to determine the extent of contamination and the remediation of contaminated locations. At September 30, 2010, we have a $0.5 million liability for this site, and a corresponding regulatory asset as we expect recovery of remediation costs to be allowed by the PSCW.

ALLETE Third Quarter Form 10-Q

NOTE 13.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Matters

BNI Coal. As of September 30, 2010, BNI Coal had surety bonds outstanding of $18.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, an additional guarantee is required by federal and state regulations. In addition to the surety bonds, BNI Coal has secured a Letter of Credit with CoBANK ACB for an additional $10.0 million. The combination of the surety bonds and the Letter of Credit is sufficient to meet the requirements to guarantee BNI Coal’s total reclamation liability, currently estimated at $25.1 million.

ALLETE Properties. As of September 30, 2010, ALLETE Properties, through its subsidiaries, had surety bonds outstanding of $12.9 million primarily related to performance and maintenance obligations to governmental entities to construct improvements in the Company’s various projects. The remaining work to be completed on these improvements is estimated to be approximately $9.0 million, and ALLETE Properties does not believe it is likely that any of these outstanding bonds will be drawn upon.

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6 percent Capital Improvement Revenue Bonds, Series 2005; and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent Special Assessment Bonds, Series 2006. The Capital Improvement Revenue Bonds and the Special Assessment Bonds are payable through property tax assessments on the land owners over 31 years (by May 1, 2036, and 2037, respectively). The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district, and to mitigate traffic and environmental impacts. The bonds are payable from and secured by the revenue derived from annual assessments imposed, levied and collected by each district. The assessments are being billed annually to the landowners. To the extent that we own land at the time of the annual assessment, we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. As of September 30, 2010, we owned 69 percent of the assessable land in the Town Center District (69 percent as of December 31, 2009) and 93 percent of the assessable land in the Palm Coast Park District (86 percent as of December 31, 2009). At these ownership levels our annual assessments are approximately $1.5 million for Town Center and $2.1 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. Under current accounting rules, these bonds are not reflected as debt on our consolidated balance sheet.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2009 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” located on page 5 and “Risk Factors” located in Part I, Item 1A, page 23 of our 2009 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2009 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the concerns set forth are realized.

ALLETE Third Quarter Form 10-Q

OVERVIEW

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to 146,000 retail customers and wholesale electric service to 16 municipalities. Minnesota Power also provides regulated utility electric service to 1 private utility in Wisconsin. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to 15,000 electric customers, 12,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities.

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, and ALLETE Properties, our Florida real estate investment. This segment also includes a small amount of non-rate base generation, approximately 7,000 acres of land held-for-sale in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2010, unless otherwise indicated. All subsidiaries of ALLETE are wholly owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2010, to the nine months ended September 30, 2009.

Net income attributable to ALLETE for the nine months ended September 30, 2010, was $62.0 million, or $1.81 per diluted share, compared to $42.3 million, or $1.33 per diluted share, for the same period of 2009. Net income for the first nine months of 2010 was reduced by $4.0 million, or $0.12 per share, due to the elimination of the deduction for expenses reimbursed under Medicare Part D of the Patient Protection and Affordable Care Act of 2010. Net income for the first nine months of 2009 was reduced by a $4.9 million, or $0.15 per share, after-tax charge for the accrual of retail rate refunds related to 2008.

Regulated Operations net income attributable to ALLETE was $65.2 million for the first nine months of 2010, compared to $45.0 million for the same period of 2009; the first nine months of 2009 was reduced by a $4.9 million after-tax charge for the accrual of retail rate refunds related to 2008. The period-over-period increase is attributable to higher MPUC-approved retail rates (subject to reconsideration and final order), increased sales to our large power customers, higher FERC-approved wholesale rates, and increased transmission-related margins. These increases were significantly offset by higher operating and maintenance, depreciation, interest and income tax expenses. Income tax expense included a $3.6 million charge resulting from the Patient Protection and Affordable Care Act of 2010 that eliminated the deduction for expenses reimbursed under Medicare Part D. In addition, 2010 reflected an increase of $0.3 million in after-tax earnings from our investment in ATC over 2009.

Investments and Other reflected a net loss attributable to ALLETE of $3.2 million in the first nine months of 2010, compared to a net loss of $2.7 million in 2009. The increase in net loss was primarily due to the transfer of a small generating facility to our Regulated Operations in November 2009, and higher operating and maintenance expenses. These items were partially offset by lower equity losses on investments, lower losses at ALLETE Properties and a tax benefit (including interest) resulting from the completion of a state income tax audit of $1.1 million. Income tax expense also included a $0.4 million charge resulting from the Patient Protection and Affordable Care Act of 2010 that eliminated the deduction for expenses reimbursed under Medicare Part D.

ALLETE Third Quarter Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2010 AND 2009

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $44.7 million, or 28 percent, from 2009 due to higher MPUC-approved retail rates, higher FERC-approved wholesale rates, higher transmission revenues, higher fuel and purchased power recoveries, and increased sales to our retail and municipal customers. These increases were partially offset by lower sales to Other Power Suppliers.

Interim retail rates authorized by the MPUC in December 2009, and effective January 1, 2010, resulted in an increase of approximately $13.5 million. (See Note 5. Regulatory Matters.)

Higher rates from the January 1, 2010, FERC-approved wholesale rate increases for our municipal customers increased revenue by $2.5 million. (See Note 5. Regulatory Matters.)

Transmission revenues increased $6.1 million from 2009 primarily due to revenues related to the 250 kV DC transmission line purchased from Square Butte on December 31, 2009.

Higher fuel and purchased power recoveries, along with an increase in retail and municipal kilowatt-hour sales, combined for a total revenue increase of $40.8 million. Fuel and purchased power recoveries increased due to an increase in fuel and purchased power expense. (See Fuel and Purchased Power Expense.) Total kilowatt-hour sales to retail and municipal customers increased 47.8 percent from 2009 primarily due to increased sales to our taconite customers.

The increase in kilowatt-hour sales to retail and municipal customers was partially offset by decreased revenue from marketing power to Other Power Suppliers, which decreased $19.8 million in 2010. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Total kilowatt-hour sales to retail and municipal customers increased 47.8 percent from 2009 primarily due to an increase in sales to our taconite customers. Increased revenue from our industrial sales was partially offset by a 40.2 percent decrease in kilowatt-hour sales to Other Power Suppliers.

Kilowatt-hours Sold			Quantity	%
Quarter Ended September 30,	2010	2009	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	262	240	22	9.2%
Commercial	374	352	22	6.3%
Industrial	1,799	984	815	82.8%
Municipals	253	243	10	4.1%
Total Retail and Municipals	2,688	1,819	869	47.8%
Other Power Suppliers	629	1,051	(422)	(40.2) %
Total Regulated Utility Kilowatt-hours Sold	3,317	2,870	447	15.6%

Revenue from electric sales to taconite customers accounted for 25 percent of consolidated operating revenue in 2010 (13 percent in 2009). The increase in revenue from our taconite customers was partially offset by a decrease in revenue from electric sales to Other Power Suppliers which accounted for 11 percent of consolidated operating revenue in 2010 (24 percent in 2009). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2010 (10 percent in 2009). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2010 (7 percent in 2009).

Operating expenses increased $33.2 million, or 25 percent, from 2009.

Fuel and Purchased Power Expense increased $9.2 million, or 13 percent, from 2009. The increase was due to higher fuel costs of $5.9 million resulting from a 13 percent increase in coal generation at our facilities and higher coal prices and related transportation. Purchased power expense also increased $4.5 million reflecting higher kilowatt-hour purchases, partially offset by lower market prices.

ALLETE Third Quarter Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
Regulated Operations (Continued)

Operating and Maintenance Expense increased $20.1 million, or 40 percent, from 2009 reflecting higher  plant outages and reagent expenses of $4.4 million, increased labor and employee benefit costs of $4.5 million and additional MISO expenses of $3.1 million relating to the 250 kV DC transmission line purchased from Square Butte on December 31, 2009.

Depreciation Expense increased $3.9 million, or 26 percent, from 2009 reflecting higher property, plant, and equipment in service in 2010.

Interest expense increased $1.0 million, or 14 percent, from 2009 primarily due to additional long-term debt issued to fund new capital investments and for general corporate purposes.

Income tax expense increased $4.8 million, or 63 percent, from 2009 primarily due to higher pretax income.

Investments and Other

Operating revenue increased $0.6 million, or 3 percent, from 2009. This increase was primarily attributable to BNI Coal, which operates under a cost-plus contract and recorded $1.4 million more in sales revenue as a result of higher expenses in 2010 (See Operating Expense). This increase was partially offset by a $1.2 million decrease in revenue from non-regulated generation due to the transfer of a small generating facility to Regulated Operations in November 2009. No land sales were made during the third quarter of 2010 or 2009 at ALLETE Properties due to the continued lack of demand for our properties as a result of poor real estate market conditions in Florida.

Operating expenses increased $2.2 million, or 12 percent, from 2009 reflecting higher expenses at BNI Coal of $1.4 million primarily due to higher dragline repairs in 2010 which were recovered through the cost-plus contract. (See Operating Revenue.) Also contributing to this increase was higher employee benefit expense of $0.6 million. These increases were partially offset by lower non-regulated generation expenses of $0.4 million as a result of the transfer of a small generating facility to Regulated Operations in November 2009.

Income Taxes – Consolidated

For the quarter ended September 30, 2010, the effective tax rate was 36.5 percent (29.0 percent for the quarter ended September 30, 2009). The effective tax rate in both years deviated from the statutory rate (approximately 41 percent) due to deductions for AFUDC-Equity, investment tax credits, wind production tax credits, and depletion. In addition, the 2009 effective tax rate was impacted by lower pretax income and the benefit of a non-recurring permanent item. We expect the effective tax rate for the full year 2010 to be approximately 39 percent (36 percent excluding the effect of the Patient Protection and Affordable Care Act). (See Note 9. Income Tax Expense.)

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $128.7 million, or 26 percent, from 2009 due to higher MPUC-approved retail rates, higher FERC-approved wholesale rates, and the absence of an accrual of prior year retail rate refunds related to our 2008 retail rate case. Also contributing to increased revenue were higher transmission revenues, higher fuel and purchased power recoveries, and increased sales to retail and municipal customers. These increases were partially offset by lower sales to Other Power Suppliers.

Interim retail rates authorized by the MPUC in December 2009, and effective January 1, 2010, resulted in an increase of approximately $38.5 million. (See Note 5. Regulatory Matters.)

ALLETE Third Quarter Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
Regulated Operations (Continued)

Higher rates from the January 1, 2010, FERC-approved wholesale rate increases for municipal customers increased revenue by $7.3 million. (See Note 5. Regulatory Matters.)

Retail rate refunds related to 2008 resulting from the 2009 MPUC Order were recorded in 2009 and resulted in a reduction in 2009 revenues of $7.6 million.

Transmission revenues increased $17.1 million from 2009 primarily due to revenues related to the 250 kV DC transmission line purchased from Square Butte on December 31, 2009.

Higher fuel and purchased power recoveries, along with an increase in retail and municipal kilowatt-hour sales, combined for a total revenue increase of $89.4 million. Fuel and purchased power recoveries increased due to an increase in fuel and purchased power expense. (See Fuel and Purchased Power Expense.) Total kilowatt-hour sales to retail and municipal customers increased 30.8 percent from 2009 primarily due to increased sales to our taconite customers.

The increase in kilowatt-hour sales to retail and municipal customers has been partially offset by decreased revenue from marketing power to Other Power Suppliers, which decreased $32.9 million in 2010. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Total kilowatt-hour sales to retail and municipal customers increased 30.8 percent from 2009 primarily due to an increase in sales to our taconite customers. Increased revenue from industrial sales was partially offset by a 29.5 percent decrease in kilowatt-hour sales to Other Power Suppliers.

Kilowatt-hours Sold			Quantity	%
Nine Months Ended September 30,	2010	2009	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	847	857	(10)	(1.2) %
Commercial	1,074	1,061	13	1.2%
Industrial	4,956	3,182	1,774	55.8%
Municipals	746	729	17	2.3%
Total Retail and Municipals	7,623	5,829	1,794	30.8%
Other Power Suppliers	2,168	3,075	(907)	(29.5) %
Total Regulated Utility Kilowatt-hours Sold	9,791	8,904	887	10.0%

Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in 2010 (15 percent in 2009). The increase in revenue from our taconite customers was partially offset by a decrease in revenue from electric sales to Other Power Suppliers which accounted for 13 percent of consolidated operating revenue in 2010 (21 percent in 2009). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2010 (9 percent in 2009). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2010 (7 percent in 2009).

Operating expenses increased $86.4 million, or 21 percent, from 2009.

Fuel and Purchased Power Expense increased $33.7 million, or 17 percent, from 2009. The increase is primarily due to higher fuel costs of $18.9 million resulting from a 13 percent increase in coal generation at our facilities and higher coal prices and related transportation. Purchased power expense also increased $13.2 million reflecting higher kilowatt-hour purchases and higher market prices.

Operating and Maintenance Expense increased $39.5 million, or 23 percent, from 2009 reflecting higher plant outage and reagent expenses of $10.4 million, DC transmission line maintenance expenses of $0.9 million, additional MISO expenses of $11.8 million relating to the 250 kV DC transmission line purchased from Square Butte on December 31, 2009, and increased labor and employee benefit costs of $9.2 million.

ALLETE Third Quarter Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
Regulated Operations (Continued)

Depreciation Expense increased $13.2 million, or 30 percent, from 2009 reflecting higher property, plant, and equipment placed in service.

Interest Expense increased $2.4 million, or 11 percent, from 2009 primarily due to additional long-term debt issued to fund new capital investments and for general corporate purposes.

Income tax expense increased $19.3 million, or 77 percent, from 2009 primarily due to higher pretax income and a non-recurring charge to ALLETE’s net income from the Patient Protection and Affordable Care Act of $3.6 million.

Investments and Other

Operating revenue decreased $2.9 million, or 5 percent, from 2009 primarily due to a $3.6 million decrease in revenue from non-regulated generation reflecting the transfer of a small generating facility to Regulated Operations in November 2009. This decrease was partially offset by a $1.4 million increase in revenue at BNI Coal, which operates under a cost-plus contract and recorded higher sales revenue as a result of higher expenses in 2010 (See Operating Expense).

Revenue at ALLETE Properties was down $0.2 million from 2009 primarily due to no land sales during the first nine months of 2010. This was due to the continued lack of demand for our properties as a result of poor real estate market conditions in Florida. During the first nine months of 2009, ALLETE Properties sold approximately 19 acres of property located outside of its three main development projects for $2.2 million for net revenue of $1.9 million; in 2010 ALLETE Properties recorded other revenue of $1.7 million.

ALLETE Properties	2010		2009
Revenue and Sales Activity	Quantity	Amount	Quantity	Amount
Dollars in Millions
Revenue from Land Sales
Acres (a)	–	–	19	$2.2
Contract Sales Price (b)		–		2.2
Deferred Revenue		–		(0.6)
Revenue from Land Sales		–		1.6
Other Revenue (c)		$1.7		0.3
Total ALLETE Properties Revenue		$1.7		$1.9

(a)	Acreage amounts are shown on a gross basis, including wetlands and non-controlling interest.
(b)	Reflects total contract sales price on closed land transactions. Land sales are recorded using a percentage-of-completion method.
(c)
Other Revenue primarily includes a $0.7 million pretax gain for the nine months ended September 30, 2010, due to the receipt of property from an entity which filed for voluntary Chapter 11 bankruptcy in June 2009.

Operating expenses decreased $1.5 million, or 3 percent, from 2009 reflecting lower non-regulated generation expenses of $2.4 million primarily due to the transfer of a small generating facility to Regulated Operations in November 2009, and decreased expenses at ALLETE Properties of $1.3 million due to reductions in the cost of land sold and general and administrative expenses. These decreases were partially offset by higher expenses at BNI Coal of $1.4 million primarily due to higher dragline repairs in 2010 which were recovered through the cost-plus contract. (See Operating Revenue.)

Other income (expense) increased $0.9 million from 2009 primarily due to lower equity losses on investments of $1.3 million in 2010.

ALLETE Third Quarter Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)

Income Taxes – Consolidated

For the nine months ended September 30, 2010, the effective tax rate was 39.6 percent (33.8 percent for the nine months ended September 30, 2009). Excluding additional tax expense recorded as a result of the Patient Protection and Affordable Care Act of 2010 that eliminated the deduction for expenses reimbursed under Medicare Part D, the 2010 effective tax rate was 35.7 percent. The effective tax rate in each period deviated from the statutory rate (approximately 41 percent) primarily due to deductions for AFUDC-Equity, investment tax credits, wind production tax credits, and depletion. The 2010 effective tax rate was also favorably impacted by the completion of a state income tax audit. The 2009 effective tax rate included the effect of deductions for Medicare prescription drug subsidies. We expect the effective tax rate for the full year 2010 to be approximately 39 percent (36 percent excluding the effect of the Patient Protection and Affordable Care Act). (See Note 9. Income Tax Expense.)

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

We believe that over the long term, wind energy will play an increasingly important role in our nation’s energy mix. We intend to pursue the establishment of a renewable energy business focused initially on developing wind assets in North Dakota and the upper Midwest. We intend to develop wind resources which will be used to meet renewable supply requirements of our regulated businesses as well as wind resources that will be marketed to others. We will capitalize on our existing presence in North Dakota through BNI Coal, our recently acquired DC transmission line and Bison I. Through BNI Coal we have a long-term business presence and established landowner relationships in North Dakota. See page 36 for more discussion on the DC line acquisition and Bison I. For projects to be marketed to others, we intend to secure long-term power purchase agreements prior to construction of the wind generation facilities. Establishment of the business is subject to appropriate MPUC approvals.

We also plan to make investments in upper Midwest transmission opportunities that strengthen or enhance the regional transmission grid, or take advantage of our geographical location between sources of renewable energy and end users. In addition, we plan to make additional investments to fund our pro rata share of ATC’s future capital expansion program. Minnesota Power is also participating with other regional utilities in making regional transmission investments as a member of the CapX2020 initiative. The CapX2020 initiative is discussed in more detail on page 37.

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

ALLETE Third Quarter Form 10-Q

OUTLOOK (Continued)

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

2010 Rate Case. On November 2, 2009, Minnesota Power filed an $81 million retail rate increase request for additional revenues to recover the costs of significant investments to ensure current and future system reliability, enhance environmental performance, and bring new renewable energy to northeastern Minnesota. Interim rates were put into effect on January 1, 2010, and were originally estimated to increase revenues by $48.5 million in 2010. In April 2010, we adjusted our initial filing for events that had occurred since November 2009 – primarily increased sales to our industrial customers – resulting in a retail rate increase request of $72 million, a return on equity request of 11.25 percent, and a capital structure consisting of 54.29 percent equity and 45.71 percent debt. As a result of these increased sales, interim rates are estimated to be approximately $53 million during 2010.

On September 29, 2010, the MPUC addressed the retail rate increase request and approved a 10.38 percent return on common equity and a 54.29 percent equity ratio. We estimate that the MPUC will order an overall retail electric rate increase of approximately $54 million when it issues its written order on the rate request, which is expected by November 2, 2010. Once the written order has been issued, any party may request reconsideration by the MPUC. Any party who seeks reconsideration may thereafter appeal to the Minnesota Court of Appeals. We will continue collecting interim rates from our customers until the new rates go into effect, which will be after the reconsideration period has expired, any appeals are addressed, and after all compliance filings are completed and accepted. Reconsideration, or appeal, of the written order, or modifications during the compliance period, could affect the final rate increase estimate. A final order, after reconsideration, is expected no later than the first quarter of 2011. Final rates are expected to be near the amount collected under interim rates, therefore, we expect little or no interim rate refunds to be issued.

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

FERC-Approved Wholesale Rates. Minnesota Power’s non-affiliated municipal customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a customer of Minnesota Power. In 2008, Minnesota Power entered into new formula-based rate contracts with these customers which expire December 31, 2013. Under the formula-based rates provision, wholesale rates are set at the beginning of the year based on expected costs and provide for a true-up calculation for actual costs. Wholesale rate increases implemented on January 1, 2010, are expected to generate approximately $7 million in revenues on an annualized basis.

ALLETE Third Quarter Form 10-Q

OUTLOOK (Continued)
Rates (Continued)

Wisconsin Rates. SWL&P’s current retail rates are based on a 2008 PSCW retail rate order, effective January 1, 2009. On May 17, 2010, SWL&P filed a rate increase request with the PSCW seeking an average overall increase of 3.6 percent for retail customers (a 1.4 percent increase in electric rates, a 3.0 percent increase in natural gas rates, and a 17.9 percent increase in water rates). The rate filing seeks an overall return on equity of 11.3 percent, and a capital structure consisting of 56.9 percent equity and 43.1 percent debt. On an annualized basis, the requested rate increase would generate approximately $3 million in additional revenue. Evidentiary and public hearings were held on September 22, 2010. The Company anticipates new rates will take effect during the first quarter of 2011. We cannot predict the level of rates that may be approved by the PSCW.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper production, and pipeline industries. Approximately 54 percent of our Regulated Utility kilowatt-hour sales in the quarter ended September 30, 2010 (34 percent in the quarter ended September 30, 2009), were made to our industrial customers, which include the taconite, paper and pulp, and pipeline industries.

According to the American Iron and Steel Institute, domestic raw steel production for the first nine months of 2010, was approximately 71 percent of capacity, compared to 49 percent of capacity for the first nine months of 2009. As a result, Minnesota Power is experiencing an increase in kilowatt-hour sales as a result of increased taconite production for 2010 compared to 2009 (approximately 18 million tons in 2009), although production will still be less than previous levels (40 million tons in 2008). We will continue to market available power to Other Power Suppliers in an effort to mitigate the earnings impact of these lower industrial sales. Sales to Other Power Suppliers are dependent upon the availability of generation and are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. We can make no assurances that our power marketing efforts will fully offset the reduced earnings resulting from lower demand nominations from our industrial customers.

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of Minnesota Power’s total retail energy sales in Minnesota to come from renewable energy sources by 2025. The law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016, and 20 percent by 2020. Minnesota Power has developed a plan to meet the renewable goals set by Minnesota and has included this plan in its 2010 Integrated Resource Plan, filed October 5, 2009 with the MPUC. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits.

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

Bison I, with a nameplate capacity of approximately 76 MWs, is the first portion of several hundred MWs of our North Dakota Wind Project, which upon completion will help fulfill the Minnesota 2025 renewable energy supply requirement for our retail load. In 2009, the NDPSC authorized site construction for Bison I and on March 10, 2010, approved the construction of a 22-mile, 230 kV transmission line that will connect Bison I to the DC transmission line at the Square Butte Substation in Center, North Dakota. In 2009, the MPUC approved Minnesota Power’s petition seeking current cost recovery eligibility for investments and expenditures related to Bison I and associated transmission upgrades. On July 21, 2010, the MPUC approved our petition establishing rates effective August 1, 2010.

ALLETE Third Quarter Form 10-Q

OUTLOOK (Continued)
Renewable Energy (Continued)

Bison I, including the associated transmission upgrades to the DC Line, will have a total capital cost of approximately $177 million. As of September 30, 2010, total costs incurred were approximately $101 million. Currently 16 wind turbines have been installed and will be phased into service through the end of 2010. The remaining turbines will be installed in 2011.

Manitoba Hydro. On April 30, 2010, Minnesota Power signed a definitive agreement with Manitoba Hydro, subject to MPUC approval, to purchase surplus energy beginning in May 2011 through April 2022. This energy-only transaction primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement with Manitoba Hydro, Minnesota Power will be purchasing at least one million MWh of energy over the contract term. On September 1, 2010, we filed a petition with the MPUC to approve our PPA with Manitoba Hydro.

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

CapX2020. Minnesota Power is a participant in the CapX2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives, municipals and investor-owned utilities, including Minnesota’s largest transmission owners, has assessed the transmission system and projected growth in customer demand for electricity through 2020. Studies show that the region's transmission system will require major upgrades and expansion to accommodate increased electricity demand as well as support renewable energy expansion through 2020. As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project by project basis.

Minnesota Power plans to initially participate in three CapX2020 projects: the Fargo to St. Cloud project, the Monticello to St. Cloud project, which together total a 238-mile, 345 kV line from Fargo to Monticello, and the 70-mile, 230 kV line between Bemidji and Minnesota Power’s Boswell Energy Center near Grand Rapids, Minnesota. Based on projected costs of the three transmission lines and the percentage agreements among participating utilities, Minnesota Power plans to invest between $100 million and $125 million in the CapX2020 initiative through 2015. As CapX2020 project costs are eligible for current cost recovery, the Company has petitioned the MPUC to recover project costs under a transmission cost recovery tariff rider.

In July 2010, the MPUC granted a route permit for the 28-mile 345 kV transmission line between Monticello and St. Cloud. Construction of the project is expected to be complete in late 2011. The 210-mile 345 kV transmission line from St. Cloud to Fargo is expected to be complete by 2015.

ALLETE Third Quarter Form 10-Q

OUTLOOK (Continued)

Transmission Investments. We have an approved cost recovery rider in place for certain transmission expenditures, and our current billing factor was approved by the MPUC in June 2009. The billing factor allows us to charge our retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. In our 2010 rate case we moved completed transmission projects from the current cost recovery rider to base rates. In July 2010, we filed for an updated billing factor that includes additional transmission projects and expenses which we expect to be approved in early 2011.

Investment in ATC. As of September 30, 2010, our equity investment in ATC was $92.0 million, representing an approximate 8 percent ownership interest. ATC provides transmission service under rates regulated by the FERC that are set in accordance with the FERC’s policy of establishing the independent operation and ownership of, and investment in, transmission facilities. ATC rates are based on a 12.2 percent return on common equity dedicated to utility plant. ATC has identified $3.4 billion in future projects needed over the next 10 years to improve the adequacy and reliability of the electric transmission system as well as to meet regional needs based on economic benefits and public policy initiatives for renewable energy. This investment is expected to be funded through a combination of internally generated cash, debt, and investor contributions. As additional opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro-rata ownership interest in ATC. On October 29, 2010, we invested an additional $0.4 million in ATC for a total investment of $1.6 million in 2010. (See Note 6. Investment in ATC.)

Investments and Other

BNI Coal. BNI Coal anticipates selling approximately 4 million tons of coal in 2010 (4.2 million tons were sold in 2009) and has sold approximately 3 million tons through September 30, 2010 (3.3 million tons sold as of September 30, 2009).

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

Summary of Development Projects			Residential	Non-residential
Land Available-for-Sale	Ownership	Acres (a)	Units (b)	Sq. Ft. (b, c)
Current Development Projects
Town Center	80%	862	2,089	2,215,200
Palm Coast Park	100%	3,842	3,554	3,056,800
Total Current Development Projects		4,704	5,643	5,272,000

Planned Development Project
Ormond Crossings	100%	2,924	2,950	3,215,000
Other
Lake Swamp Wetland Mitigation Project	100%	3,049	(d)	(d)

Total of Development Projects		10,677	8,593	8,487,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands and non-controlling interest.
(b)	Estimated and includes non-controlling interest. Density at build out may differ from these estimates.
(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.
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

ALLETE Third Quarter Form 10-Q

OUTLOOK (Continued)
Investments and Other (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s immediate cash flow needs. As of September 30, 2010, we had a cash balance of $92.3 million, $154.0 million in available consolidated lines of credit which included a committed, syndicated, unsecured revolving line of credit of $150.0 million, and a debt-to-capital ratio of 44 percent. As of September 30, 2010, we project sufficient capital availability.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30,		December 31,
	2010	%	2009	%
Millions
ALLETE Equity	$974.9	55	$929.5	57
Non-Controlling Interest	9.2	1	9.5	–
Long-Term Debt (Including Long-Term Debt Due within One Year)	785.8	44	701.0	43
Short-Term Debt (Notes Payable)	1.0	–	1.9	–
Total Capital Structure	$1,770.9	100	$1,641.9	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2010	2009
Millions
Cash and Cash Equivalents at Beginning of Period	$25.7	$102.0
Cash Flows from (used for)
Operating Activities	188.0	106.3
Investing Activities	(177.7)	(206.5)
Financing Activities	56.3	52.5
Change in Cash and Cash Equivalents	66.6	(47.7)
Cash and Cash Equivalents at End of Period	$92.3	$54.3

Operating Activities. Cash from operating activities was $188.0 million for the nine months ended September 30, 2010 ($106.3 million for the nine months ended September 30, 2009). Cash from operating activities was higher in 2010 primarily due to higher net income, higher depreciation expense related to increased plant in service in 2010, lower contributions to the defined benefit pension plan in 2010, lower increases in the current cost recovery rider receivable balance in 2010 and increased deferred tax expenses related to higher tax depreciation and tax planning initiatives in 2010.

ALLETE Third Quarter Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Investing Activities. Cash used for investing activities was $177.7 million for the nine months ended September 30, 2010 ($206.5 million for the nine months ended September 30, 2009). Cash used for investing activities was lower than 2009 reflecting decreased capital additions to property, plant and equipment, and lower investments in ATC. Capital additions in 2009 included the environmental retrofit projects.

Financing Activities. Cash from financing activities was $56.3 million for the nine months ended September 30, 2010 ($52.5 million for the nine months ended September 30, 2009). Cash from financing activities was higher in 2010 due to new debt issuances of $155 million compared to $44.7 million in 2009. In 2010, $65 million of proceeds from the $80 million First Mortgage Bonds issued in February were used to pay off the syndicated revolving credit facility that was drawn in late 2009. In 2010, our common stock issuance decreased due to higher internally generated cash and lower capital expenditures.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit or the sale of securities or commercial paper. As of September 30, 2010, we had available consolidated bank lines of credit aggregating $154.0 million, the majority of which expire in January 2012. In addition, we had 2.0 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 3.1 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Inc. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. In February 2010, we issued $80.0 million in principal amount of unregistered First Mortgage Bonds (Bonds) in the private placement market in three series. We used the proceeds from the sale of Bonds to pay down $65 million on our syndicated revolving credit facility, to fund utility capital investments and for general corporate purposes.

In August 2010, we issued $75.0 million in principal amount of unregistered First Mortgage Bonds in the private placement market in two series. We used the proceeds to fund utility capital expenditures and for general corporate purposes.

For the February and August 2010 bond issuances we have the option to prepay all or a portion of the Bonds at our discretion, subject to a make-whole provision. The Bonds are subject to the terms and conditions of our utility mortgage. The Bonds were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to institutional accredited investors. (See Note 7. Short-Term and Long-Term Debt.)

We entered into a Distribution Agreement with KCCI, Inc., in February 2008, which was subsequently amended in February 2009, with respect to the issuance and sale of up to an aggregate of 6.6 million shares of our common stock, without par value. The shares have been offered for sale, from time to time, in accordance with the terms of the agreement pursuant to Registration Statement No. 333-147965. For the nine months ended September 30, 2010, 0.2 million shares of common stock were issued under this agreement resulting in net proceeds of $6.0 million.

For the nine months ended September 30, 2010, we issued 0.4 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan and the Retirement Savings and Stock Ownership Plan resulting in net proceeds of $13.0 million. These shares of common stock were registered under Registration Statement Nos. 333-150681, 333-105225, and 333-124455, respectively.

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

ALLETE Third Quarter Form 10-Q

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

Capital Requirements

Our capital expenditures for 2010 are expected to be approximately $250 million as disclosed in our 2009 Form 10-K. For the nine months ended September 30, 2010, capital expenditures totaled $175.5 million ($186.7 million at September 30, 2009). The expenditures were primarily made in the Regulated Operations segment. Internally generated funds and issuances of long-term debt and equity were the primary sources of funding.

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

Employees

Minnesota Power and SWL&P have an aggregate 618 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. Throughout 2009, Minnesota Power, SWL&P and IBEW Local 31 worked towards settling new contracts to replace those which expired on January 31, 2009. Final resolution of the union contracts for Minnesota Power and SWL&P occurred in January and March 2010, respectively. The terms of both agreements are retroactive to February 1, 2009, and will expire on January 31, 2012.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-sale Securities. As of September 30, 2010, our available-for-sale securities portfolio consisted of securities established to fund certain employee benefits and auction rate securities. (See Note 3. Investments.)

ALLETE Third Quarter Form 10-Q

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

INTEREST RATE RISK

We are also exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting current market conditions. Based on the variable rate debt outstanding at September 30, 2010, and assuming no other changes to our financial structure, an increase or decrease of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point change to the average variable interest rate on the variable rate debt outstanding as of September 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2010, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. While we continue to enhance our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE Third Quarter Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A Risk Factors of our 2009 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

(a) Pursuant to a Bond Purchase Agreement, dated August 17, 2010, by and among the Company and certain institutional buyers in the private placement market named therein, the Company issued and sold $75 million of ALLETE First Mortgage Bonds (Bonds). The Bonds were issued in two series as follows:

Issue Date	Maturity	Principal Amount	Interest Rate
August 17, 2010	October 15, 2025	$30 Million	4.90%
August 17, 2010	April 15, 2040	$45 Million	5.82%

The Bonds were issued pursuant to a Supplemental Indenture, dated August 1, 2010, between ALLETE and The Bank of New York Mellon, as corporate trustee, Ming Ryan as succeeding co-trustee and Douglas J. MacInnes as resigning co-trustee. Interest on the Bonds is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2011. The Company has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions of our utility mortgage. The Company used the proceeds to fund utility capital investments and for general corporate purposes. The Bonds were sold in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

The description set forth above is qualified in its entirety by reference to the Supplemental Indenture which is attached hereto as Exhibit 4 and is incorporated by reference herein.

ALLETE Third Quarter Form 10-Q

ITEM 6.  EXHIBITS

Exhibit
Number

4
Thirty-second Supplemental Indenture, dated as of August 1, 2010, between ALLETE and The Bank of New York Mellon, as corporate trustee, Ming Ryan as succeeding co-trustee and  Douglas J. MacInnes as resigning co-trustee.

10	Amendment to the ALLETE Director Stock Plan, effective October 1, 2010.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
ALLETE News Release dated October 29, 2010, announcing 2010 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ALLETE Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

October 29, 2010	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

October 29, 2010	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller and Vice President – Business Support

ALLETE Third Quarter Form 10-Q