Form 10-Q
period 2012-09-30
ALLETE INC
filed 2012-10-31
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

or

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
38,845,290 shares outstanding
as of September 30, 2012

ALLETE Third Quarter 2012 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction – consisting of the cost of both the debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc.
ALLETE Properties	ALLETE Properties, LLC, and its subsidiaries
ARS	Auction Rate Securities
ATC	American Transmission Company, LLC
Bison 1	Bison 1 Wind Facility
Bison 2	Bison 2 Wind Project
Bison 3	Bison 3 Wind Project
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
Company	ALLETE, Inc., and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
Hibbard	Hibbard Renewable Energy Center
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
Laskin	Laskin Energy Center
LIBOR	London Interbank Offered Rate
MACT	Maximum Achievable Control Technology
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Medicare Part D	Medicare Part D provision of The Patient Protection and Affordable Care Act of 2010
Mesabi Nugget	Mesabi Nugget Delaware, LLC
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MPCA	Minnesota Pollution Control Agency

ALLETE Third Quarter 2012 Form 10-Q

Definitions (Continued)
Abbreviation or Acronym	Term
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxide
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
U.S.	United States of America
USS Corporation	United States Steel Corporation
WDNR	Wisconsin Department of Natural Resources

ALLETE Third Quarter 2012 Form 10-Q

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

•	our ability to manage expansion and integrate acquisitions;

•	our industrial customers’ ability to execute potential expansion plans;

•	the potential impacts of climate change and future regulation to restrict the emissions of GHG on our Regulated Operations;

•	effects of restructuring initiatives in the electric industry;

•	economic and geographic factors, including political and economic risks;

•	changes in and compliance with laws and regulations;

•	weather conditions, natural disasters and pandemic diseases;

•	war, acts of terrorism and cyber attacks;

•	wholesale power market conditions;

•	population growth rates and demographic patterns;

•	effects of competition, including competition for retail and wholesale customers;

•	changes in the real estate market;

•	pricing and transportation of commodities;

•	changes in tax rates or policies or in rates of inflation;

•	project delays or changes in project costs;

•	availability and management of construction materials and skilled construction labor for capital projects;

•	changes in operating expenses and capital expenditures;

•	global and domestic economic conditions affecting us or our customers;

•	our ability to access capital markets and bank financing;

•	changes in interest rates and the performance of the financial markets;

•	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and

•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements.

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

ALLETE Third Quarter 2012 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	September 30, 2012	December 31, 2011

Assets
Current Assets
Cash and Cash Equivalents	$104.3	$101.1
Accounts Receivable (Less Allowance of $1.1 and $0.9)	73.2	79.7
Inventories	76.7	69.1
Prepayments and Other	23.8	27.1
Total Current Assets	278.0	277.0
Property, Plant and Equipment - Net	2,239.9	1,982.7
Regulatory Assets	334.6	345.9
Investment in ATC	105.5	98.9
Other Investments	139.7	132.3
Other Non-Current Assets	40.4	39.2
Total Assets	$3,138.1	$2,876.0

Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$57.4	$71.8
Accrued Taxes	22.5	26.4
Accrued Interest	14.2	12.8
Long-Term Debt Due Within One Year	67.3	5.4
Notes Payable	0.3	1.1
Other	53.1	45.6
Total Current Liabilities	214.8	163.1
Long-Term Debt	947.6	857.9
Deferred Income Taxes	400.0	373.6
Regulatory Liabilities	54.8	43.5
Defined Benefit Pension and Other Postretirement Benefit Plans	254.0	253.5
Other Non-Current Liabilities	109.4	105.1
Total Liabilities	1,980.6	1,796.7

Commitments, Guarantees and Contingencies (Note 13)

Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 38.8 and 37.5 Shares Outstanding	759.4	705.6
Unearned ESOP Shares	(22.8)	(29.0)
Accumulated Other Comprehensive Loss	(26.7)	(28.9)
Retained Earnings	447.6	431.6
Total Equity	1,157.5	1,079.3
Total Liabilities and Equity	$3,138.1	$2,876.0
The accompanying notes are an integral part of these statements.

ALLETE Third Quarter 2012 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating Revenue	$248.8	$226.9	$705.2	$689.0

Operating Expenses
Fuel and Purchased Power	79.5	74.8	228.7	229.8
Operating and Maintenance	98.7	90.5	294.8	276.3
Depreciation	25.0	22.7	74.4	67.1
Total Operating Expenses	203.2	188.0	597.9	573.2

Operating Income	45.6	38.9	107.3	115.8

Other Income (Expense)
Interest Expense	(12.3)	(10.9)	(33.4)	(32.6)
Equity Earnings in ATC	4.9	4.7	14.3	13.7
Other	1.5	0.5	3.4	2.3
Total Other Expense	(5.9)	(5.7)	(15.7)	(16.6)

Income Before Non-Controlling Interest and Income Taxes	39.7	33.2	91.6	99.2
Income Tax Expense	10.3	12.7	23.4	24.7
Net Income	29.4	20.5	68.2	74.5
Less: Non-Controlling Interest in Subsidiaries	—	—	—	(0.2)
Net Income Attributable to ALLETE	$29.4	$20.5	$68.2	$74.7

Average Shares of Common Stock
Basic	37.7	35.6	37.3	35.1
Diluted	37.8	35.7	37.3	35.2

Basic Earnings Per Share of Common Stock	$0.78	$0.57	$1.83	$2.13
Diluted Earnings Per Share of Common Stock	$0.78	$0.57	$1.83	$2.12

Dividends Per Share of Common Stock	$0.46	$0.445	$1.38	$1.335
The accompanying notes are an integral part of these statements.

ALLETE Third Quarter 2012 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Millions – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Comprehensive Income (Loss)	2012	2011	2012	2011
Millions
Net Income	$29.4	$20.5	$68.2	$74.5
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Taxes of $0.5, $(1.1), $0.7 and $(0.3)	0.5	(1.4)	1.0	(0.3)
Unrealized Loss on Derivatives
Net of Income Taxes of $(0.1), $(0.2), $(0.2) and $(0.2)	—	(0.3)	(0.2)	(0.3)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Taxes of $0.2, $0.3, $0.9 and $0.8	0.4	0.3	1.4	1.1
Total Other Comprehensive Income (Loss)	0.9	(1.4)	2.2	0.5
Total Comprehensive Income	$30.3	$19.1	$70.4	$75.0
Less: Non-Controlling Interest in Subsidiaries	—	—	—	(0.2)
Comprehensive Income Attributable to ALLETE	$30.3	$19.1	$70.4	$75.2
The accompanying notes are an integral part of these statements.

ALLETE Third Quarter 2012 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Nine Months Ended
	September 30,
	2012	2011

Operating Activities
Net Income	$68.2	$74.5
Allowance for Funds Used During Construction	(3.4)	(1.7)
Income from Equity Investments, Net of Dividends	(2.7)	(1.9)
Gain on Sale of Assets	—	(0.9)
Depreciation Expense	74.4	67.1
Amortization of Debt Issuance Costs	0.7	0.7
Deferred Income Tax Expense	23.4	24.6
Share-Based Compensation Expense	1.7	1.7
ESOP Compensation Expense	5.5	5.3
Defined Benefit Pension and Postretirement Benefit Expense	20.6	18.5
Bad Debt Expense	0.9	1.0
Changes in Operating Assets and Liabilities
Accounts Receivable	5.6	22.8
Inventories	(7.6)	(9.1)
Prepayments and Other	3.3	5.8
Accounts Payable	(1.3)	(16.5)
Other Current Liabilities	7.4	(4.4)
Cash Contributions to Defined Benefit Pension and Other Postretirement Benefit Plans	—	(17.5)
Changes in Regulatory and Other Non-Current Assets	(5.0)	0.6
Changes in Regulatory and Other Non-Current Liabilities	3.8	14.5
Cash from Operating Activities	195.5	185.1

Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.2	7.4
Payments for Purchase of Available-for-sale Securities	(1.5)	(1.6)
Investment in ATC	(3.9)	(2.0)
Changes to Other Investments	(5.5)	(4.1)
Additions to Property, Plant and Equipment	(331.9)	(156.8)
Proceeds from Sale of Assets	—	2.2
Cash for Investing Activities	(341.6)	(154.9)

Financing Activities
Proceeds from Issuance of Common Stock	52.1	30.1
Proceeds from Issuance of Long-Term Debt	175.6	75.0
Proceeds (Payments) from (for) Notes Payable	(0.8)	4.6
Payments for Long-Term Debt	(24.1)	(2.8)
Debt Issuance Costs	(1.3)	—
Dividends on Common Stock	(52.2)	(46.9)
Cash from Financing Activities	149.3	60.0

Change in Cash and Cash Equivalents	3.2	90.2
Cash and Cash Equivalents at Beginning of Period	101.1	44.9

Cash and Cash Equivalents at End of Period	$104.3	$135.1
The accompanying notes are an integral part of these statements.

ALLETE Third Quarter 2012 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2011, Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the period ended September 30, 2012, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes included in our 2011 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

Inventories	September 30, 2012	December 31, 2011
Millions
Fuel	$31.3	$28.6
Materials and Supplies	45.4	40.5
Total Inventories	$76.7	$69.1

Prepayments and Other Current Assets	September 30, 2012	December 31, 2011
Millions
Deferred Fuel Adjustment Clause	$18.2	$17.5
Other	5.6	9.6
Total Prepayments and Other Current Assets	$23.8	$27.1

Other Current Liabilities	September 30, 2012	December 31, 2011
Millions
Customer Deposits	$28.8	$16.3
Other	24.3	29.3
Total Other Current Liabilities	$53.1	$45.6

Other Non-Current Liabilities	September 30, 2012	December 31, 2011
Millions
Asset Retirement Obligation	$61.7	$57.0
Other	47.7	48.1
Total Other Non-Current Liabilities	$109.4	$105.1

Supplemental Statement of Cash Flows Information.

For the Nine Months Ended September 30,	2012	2011
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$32.3	$32.4
Cash Paid (Received) During the Period for Income Taxes	$0.2	$(11.1)
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(13.1)	$(14.8)
AFUDC – Equity	$3.4	$1.7

ALLETE Third Quarter 2012 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable. Accounts receivable are reported on the Consolidated Balance Sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, overall portfolio quality, review of specific problems and such other factors that, in our judgment, deserve recognition in estimating losses. In the third quarter of 2011, one of Minnesota Power’s Large Power Customers, NewPage Corporation (NewPage), filed for Chapter 11 bankruptcy protection. Minnesota Power had a pre-bankruptcy petition receivable of $3.2 million as of September 30, 2012. In September 2012, NewPage submitted a motion to the bankruptcy court to approve amended and restated service agreements and payment of the pre-petition amount, which was approved on October 16, 2012. The agreement is now pending approval by the MPUC, at which time the pre-petition amount will be paid.

Based on our assessment of the facts and circumstances existing as of September 30, 2012, we have determined that it is not probable that the pre-petition receivable has been impaired. This customer’s operations have continued without interruption and we continue to provide electric and steam service to this customer. We have received payment of scheduled post-petition receivable balances and we expect continued payment of all other post-petition receivables.

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

ALLETE Third Quarter 2012 Form 10-Q

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

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Quarter Ended September 30, 2012
Operating Revenue	$248.8	$226.4	$22.4
Fuel and Purchased Power Expense	79.5	79.5	—
Operating and Maintenance Expense	98.7	76.4	22.3
Depreciation Expense	25.0	23.5	1.5
Operating Income (Loss)	45.6	47.0	(1.4)
Interest Expense	(12.3)	(10.2)	(2.1)
Equity Earnings in ATC	4.9	4.9	—
Other Income	1.5	1.5	—
Income (Loss) Before Non-Controlling Interest and Income Taxes	39.7	43.2	(3.5)
Income Tax Expense (Benefit)	10.3	13.9	(3.6)
Net Income	29.4	29.3	0.1
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income Attributable to ALLETE	$29.4	$29.3	$0.1

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Quarter Ended September 30, 2011
Operating Revenue	$226.9	$207.4	$19.5
Fuel and Purchased Power Expense	74.8	74.8	—
Operating and Maintenance Expense	90.5	70.4	20.1
Depreciation Expense	22.7	21.4	1.3
Operating Income (Loss)	38.9	40.8	(1.9)
Interest Expense	(10.9)	(9.2)	(1.7)
Equity Earnings in ATC	4.7	4.7	—
Other Income (Expense)	0.5	0.6	(0.1)
Income (Loss) Before Non-Controlling Interest and Income Taxes	33.2	36.9	(3.7)
Income Tax Expense (Benefit)	12.7	13.1	(0.4)
Net Income (Loss)	20.5	23.8	(3.3)
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income (Loss) Attributable to ALLETE	$20.5	$23.8	$(3.3)

ALLETE Third Quarter 2012 Form 10-Q

NOTE 2. BUSINESS SEGMENTS (Continued)

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Nine Months Ended September 30, 2012
Operating Revenue	$705.2	$642.0	$63.2
Fuel and Purchased Power Expense	228.7	228.7	—
Operating and Maintenance Expense	294.8	230.6	64.2
Depreciation Expense	74.4	70.1	4.3
Operating Income (Loss)	107.3	112.6	(5.3)
Interest Expense	(33.4)	(29.7)	(3.7)
Equity Earnings in ATC	14.3	14.3	—
Other Income (Expense)	3.4	3.5	(0.1)
Income (Loss) Before Non-Controlling Interest and Income Taxes	91.6	100.7	(9.1)
Income Tax Expense (Benefit)	23.4	32.6	(9.2)
Net Income	68.2	68.1	0.1
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income Attributable to ALLETE	$68.2	$68.1	$0.1

As of September 30, 2012
Total Assets	$3,138.1	$2,830.9	$307.2
Property, Plant and Equipment – Net	$2,239.9	$2,180.8	$59.1
Accumulated Depreciation	$1,146.7	$1,091.5	$55.2
Capital Additions	$318.3	$312.6	$5.7

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Nine Months Ended September 30, 2011
Operating Revenue	$689.0	$632.2	$56.8
Fuel and Purchased Power Expense	229.8	229.8	—
Operating and Maintenance Expense	276.3	218.8	57.5
Depreciation Expense	67.1	63.5	3.6
Operating Income (Loss)	115.8	120.1	(4.3)
Interest Expense	(32.6)	(26.9)	(5.7)
Equity Earnings in ATC	13.7	13.7	—
Other Income	2.3	1.8	0.5
Income (Loss) Before Non-Controlling Interest and Income Taxes	99.2	108.7	(9.5)
Income Tax Expense (Benefit)	24.7	28.2	(3.5)
Net Income (Loss)	74.5	80.5	(6.0)
Less: Non-Controlling Interest in Subsidiaries	(0.2)	—	(0.2)
Net Income (Loss) Attributable to ALLETE	$74.7	$80.5	$(5.8)

As of September 30, 2011
Total Assets	$2,754.4	$2,436.0	$318.4
Property, Plant and Equipment – Net	$1,902.1	$1,847.1	$55.0
Accumulated Depreciation	$1,079.0	$1,028.6	$50.4
Capital Additions	$143.5	$128.4	$15.1

ALLETE Third Quarter 2012 Form 10-Q

NOTE 3.  INVESTMENTS

Investments. Our long-term investment portfolio includes the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits and land available-for-sale in Minnesota.

Investments	September 30, 2012	December 31, 2011
Millions
ALLETE Properties	$91.1	$91.3
Available-for-sale Securities	27.9	24.7
Other	20.7	16.3
Total Investments	$139.7	$132.3

ALLETE Properties	September 30, 2012	December 31, 2011
Millions
Land Inventory Beginning Balance (January 1, 2012 and 2011, respectively)	$86.0	$86.0
Deeds to Collateralized Property	0.5	1.8
Land Impairment	—	(1.7)
Capitalized Improvements and Other	0.1	0.2
Cost of Real Estate Sold	(0.2)	(0.3)
Land Inventory Ending Balance	86.4	86.0
Long-Term Finance Receivables (net of allowances of $0.6 and $0.6)	1.4	2.0
Other	3.3	3.3
Total Real Estate Assets	$91.1	$91.3

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to fair value. Land values are reviewed for impairment on a quarterly basis and no impairments were recorded for the nine months ended September 30, 2012 ($1.7 million as of December 31, 2011). In the fourth quarter of 2011, an impairment analysis of estimated future undiscounted cash flows was conducted and indicated that the cash flows were not adequate to recover the carrying basis of certain properties not strategic to our three major development projects. Consequently, we reduced the cost basis to estimated fair value resulting in a pretax impairment charge of $1.7 million. Fair value was determined based on property tax assessed values, discounted cash flow analysis, or a combination thereof.

Long-Term Finance Receivables. As of September 30, 2012, long-term finance receivables were $1.4 million net of allowance ($2.0 million net of allowance as of December 31, 2011). Long-term finance receivables are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts. As of September 30, 2012, we had an allowance for doubtful accounts of $0.6 million ($0.6 million as of December 31, 2011).

ALLETE Third Quarter 2012 Form 10-Q

NOTE 4. DERIVATIVES

During the third quarter of 2011, we entered into a variable-to-fixed interest rate swap (Swap), designated as a cash flow hedge, in order to manage the interest rate risk associated with a $75.0 million Term Loan. The Term Loan has a variable interest rate equal to the one-month LIBOR plus 1.00 percent, has a maturity of August 25, 2014, and represents approximately 8 percent of the Company’s outstanding long-term debt as of September 30, 2012. (See Note 8. Short-Term and Long-Term Debt.) The Swap agreement has a notional amount equal to the underlying debt principal and matures on August 25, 2014. The Swap agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying notional amount. The variable rate of the Swap is equal to the one-month LIBOR and the fixed rate is equal to 0.825 percent. Cash flows from the interest rate swap are expected to be highly effective in offsetting the variable interest expense of the debt attributable to fluctuations in the one-month LIBOR interest rate over the life of the Swap. If it is determined that a derivative is not or has ceased to be effective as a hedge, the Company prospectively discontinues hedge accounting with respect to that derivative. The shortcut method is used to assess hedge effectiveness. At inception, all shortcut method requirements were satisfied; thus changes in the value of the Swap are deemed 100 percent effective. As a result, there was no ineffectiveness recorded for the quarter and nine months ended September 30, 2012. The mark-to-market fluctuation on the cash flow hedge was recorded in accumulated other comprehensive income on the Consolidated Balance Sheet. As of September 30, 2012, the fair value of the Swap was a $0.8 million liability (a $0.4 million liability as of December 31, 2011) and is included in other non-current liabilities on the Consolidated Balance Sheet. Cash flows from derivative activities are presented in the same category as the item being hedged on the Consolidated Statement of Cash Flows. Amounts recorded in other comprehensive income related to cash flow hedges will be recognized in earnings when the hedged transactions occur or when it is probable that the hedged transactions will not occur. Gains or losses on interest rate hedging transactions are reflected as a component of interest expense on the Consolidated Statement of Income.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of cash and cash equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore are excluded from the recurring fair value measures in the table below.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of September 30, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments
Available-for-sale – Equity Securities	$19.1	—	—	$19.1
Available-for-sale – Corporate Debt Securities	—	$8.8	—	8.8
Cash Equivalents	16.6	—	—	16.6
Total Fair Value of Assets	$35.7	$8.8	—	$44.5

Liabilities:
Deferred Compensation	—	$14.8	—	$14.8
Derivatives – Interest Rate Swap	—	0.8	—	0.8
Total Fair Value of Liabilities	—	$15.6	—	$15.6

Total Net Fair Value of Assets (Liabilities)	$35.7	$(6.8)	—	$28.9

	Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments
Available-for-sale – Equity Securities	$17.6	—	—	$17.6
Available-for-sale – Corporate Debt Securities	—	$8.2	—	8.2
Cash Equivalents	11.4	—	—	11.4
Total Fair Value of Assets	$29.0	$8.2	—	$37.2

Liabilities:
Deferred Compensation	—	$12.8	—	$12.8
Derivatives – Interest Rate Swap	—	0.4	—	0.4
Total Fair Value of Liabilities	—	$13.2	—	$13.2

Total Net Fair Value of Assets (Liabilities)	$29.0	$(5.0)	—	$24.0

Recurring Fair Value Measures Activity in Level 3	Debt Securities Issued by States of the United States (ARS)
Millions
Balance as of December 31, 2011 and 2010, respectively	—	$6.7
Redeemed During the Period (a)	—	(6.7)
Balance as of September 30, 2012 and 2011, respectively	—	—

(a)	The remaining ARS were redeemed at carrying value on January 5, 2011.

The Company’s policy is to recognize transfers in and transfers out of a given hierarchy level as of the actual date of the event or of the change in circumstances that caused the transfer. For the nine months ended September 30, 2012 and 2011, there were no transfers in or out of Levels 1, 2 or 3.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

Fair Value of Financial Instruments. With the exception of the item listed below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed below was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
September 30, 2012	$1,014.9	$1,144.9
December 31, 2011	$863.3	$966.4

NOTE 6.  REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Minnesota Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order, effective June 1, 2011, that allowed for a 10.38 percent return on common equity and a 54.29 percent equity ratio.

In February 2011, Minnesota Power appealed the MPUC’s interim rate decision in the Company’s 2010 rate case with the Minnesota Court of Appeals. The Company appealed the MPUC’s finding of exigent circumstances in the interim rate decision with the primary arguments that the MPUC exceeded its statutory authority, made its decision without the support of a body of record evidence and that the decision violated public policy. The Company desires to resolve whether the MPUC’s finding of exigent circumstances was lawful for application in future rate cases. In December 2011, the Minnesota Court of Appeals concluded that the MPUC did not err in finding exigent circumstances and properly exercised its discretion in setting interim rates. On January 4, 2012, the Company filed a petition for review at the Minnesota Supreme Court (Court). On February 14, 2012, the Court granted the petition for review and oral arguments were held before the Court on October 9, 2012. A decision is expected in early 2013; however, we cannot predict the outcome at this time.

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

2012 Wisconsin Rate Case. SWL&P’s current retail rates are based on a 2010 PSCW retail rate order, effective January 1, 2011, that allowed for a 10.9 percent return on common equity. In May 2012, SWL&P filed a rate increase request with the PSCW seeking an average overall increase of 2.5 percent for retail customers (a 1.2 percent increase in electric rates, a 0.7 percent increase in natural gas rates, and a 13.4 percent increase in water rates). The rate filing seeks an overall return on equity of 10.9 percent, and a capital structure consisting of approximately 55 percent equity and 45 percent debt. On an annualized basis, the requested rate increase would generate approximately $1.8 million in additional revenue. Evidentiary and public hearings were held on September 17, 2012. The Company anticipates new rates will take effect during the first quarter of 2013. We cannot predict the level of rates that may be approved by the PSCW.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

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

The Patient Protection and Affordable Care Act of 2010 (PPACA). In March 2010, the PPACA was signed into law. One of the provisions changed the tax treatment for retiree prescription drug expenses by eliminating the tax deduction for expenses that are reimbursed under Medicare Part D, beginning January 1, 2013. Based on this provision, we are subject to additional taxes in the future and were required to reverse previously recorded tax benefits which resulted in a non-recurring charge to net income of $4.0 million in 2010. In October 2010, we submitted a filing with the MPUC requesting deferral of the retail portion of the tax charge taken in 2010 resulting from the PPACA. On May 24, 2011, the MPUC approved our request for deferral until the next rate case and as a result we recorded an income tax benefit of $2.9 million and a related regulatory asset of $5.0 million in the second quarter of 2011.

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

Regulatory Assets and Liabilities	September 30, 2012	December 31, 2011
Millions
Current Regulatory Assets (a)
Deferred Fuel	$18.2	$17.5
Total Current Regulatory Assets	18.2	17.5
Non-Current Regulatory Assets
Future Benefit Obligations Under
Defined Benefit Pension and Other Postretirement Benefit Plans	276.6	292.8
Income Taxes	28.2	28.6
Asset Retirement Obligation	11.5	9.8
Cost Recovery Riders (b)	11.4	0.7
PPACA Income Tax Deferral	5.0	5.0
Other (c)	1.9	9.0
Total Non-Current Regulatory Assets	334.6	345.9

Total Regulatory Assets	$352.8	$363.4

Non-Current Regulatory Liabilities
Income Taxes	$19.8	$21.9
Plant Removal Obligations	17.5	15.0
Wholesale and Retail Contra AFUDC	11.1	1.5
Other	6.4	5.1
Total Non-Current Regulatory Liabilities	$54.8	$43.5

(a)	Current regulatory assets are included in prepayments and other on the Consolidated Balance Sheet.

(b)	The increase in cost recovery rider regulatory assets is primarily due to higher capital expenditures related to our Bison projects.

(c)	The decrease in Other is primarily due to the Conservation Improvement Program incentive recorded in 2011 and collected in 2012.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 7.  INVESTMENT IN ATC

Our wholly-owned subsidiary, Rainy River Energy, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC rates are FERC-approved and are based on a 12.2 percent return on common equity dedicated to utility plant. We account for our investment in ATC under the equity method of accounting. As of September 30, 2012, our equity investment in ATC was $105.5 million ($98.9 million at December 31, 2011). In the first nine months of 2012, we invested $3.9 million in ATC, and on October 30, 2012, we invested an additional $0.8 million. We do not expect to make any additional investments in 2012.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2011	$98.9
Cash Investments	3.9
Equity in ATC Earnings	14.3
Distributed ATC Earnings	(11.6)
Equity Investment Balance as of September 30, 2012	$105.5

ATC’s summarized financial data for the quarters and nine months ended September 30, 2012 and 2011, is as follows:

	Quarter Ended		Nine Months Ended
ATC Summarized Financial Data	September 30,		September 30,
Income Statement Data	2012	2011	2012	2011
Millions
Revenue	$150.3	$142.8	$450.1	$420.6
Operating Expense	68.8	66.4	210.1	192.5
Other Expense	21.0	19.7	62.1	61.6
Net Income	$60.5	$56.7	$177.9	$166.5

ALLETE’s Equity in Net Income	$4.9	$4.7	$14.3	$13.7

NOTE 8.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of September 30, 2012, total short-term debt outstanding was $67.6 million ($6.5 million as of December 31, 2011) and consisted of long-term debt due within one year and notes payable. Short-term debt increased from year end primarily due to $60 million of long-term debt maturing in April 2013, which is classified as short-term as of September 30, 2012.

Long-Term Debt. As of September 30, 2012, total long-term debt outstanding was $947.6 million ($857.9 million as of December 31, 2011).

On July 2, 2012, we issued $160.0 million of the Company’s First Mortgage Bonds (Bonds) in the private placement market in two series as follows:

Issue Date	Maturity Date	Principal Amount	Interest Rate
July 2, 2012	July 15, 2026	$75 Million	3.20%
July 2, 2012	July 15, 2042	$85 Million	4.08%

ALLETE Third Quarter 2012 Form 10-Q

NOTE 8.  SHORT-TERM AND LONG-TERM DEBT (Continued)

We have the option to prepay all or a portion of the 3.20 percent Bonds at our discretion at any time prior to January 15, 2026, subject to a make-whole provision, and at any time on or after January 15, 2026, at par, including, in each case, accrued and unpaid interest. We also have the option to prepay all or a portion of the 4.08 percent Bonds at our discretion at any time prior to January 15, 2042, subject to a make-whole provision, and at any time on or after January 15, 2042, at par, including, in each case, accrued and unpaid interest. The Bonds are subject to the additional terms and conditions of our utility mortgage. In July 2012, we used a portion of the proceeds from the sale of the Bonds to redeem $6.0 million of our 6.50 percent Industrial Development Revenue Bonds and to repay $14.0 million in outstanding borrowings on our $150.0 million line of credit. The remaining proceeds will be used to fund utility capital expenditures and/or for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to certain institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of Indebtedness to Total Capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2012, our ratio was approximately 0.46 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from a lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of September 30, 2012, ALLETE was in compliance with its financial covenants.

NOTE 9.  OTHER INCOME (EXPENSE)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Millions
AFUDC – Equity	$1.5	$0.6	$3.4	$1.7
Investment and Other Income (Expense)	—	(0.1)	—	0.6
Total Other Income	$1.5	$0.5	$3.4	$2.3

ALLETE Third Quarter 2012 Form 10-Q

NOTE 10.  INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Millions
Current Tax Expense
Federal (a)	—	—	—	—
State (a)	—	$(0.1)	—	$0.1
Total Current Tax Expense (Benefit)	—	(0.1)	—	0.1
Deferred Tax Expense (Benefit)
Federal (b)	$10.5	8.5	$24.2	19.3
State (b)	(0.7)	4.5	(1.9)	6.0
Change in Valuation Allowance (c)	0.7	—	1.7	—
Investment Tax Credit Amortization	(0.2)	(0.2)	(0.6)	(0.7)
Total Deferred Tax Expense	10.3	12.8	23.4	24.6
Total Income Tax Expense	$10.3	$12.7	$23.4	$24.7

(a)
For the quarter and nine months ended September 30, 2012, the federal and state current tax expense of zero and zero, respectively, ($(0.1) million and $0.1 million for the quarter and nine months ended September 30, 2011) is due to a net operating loss (NOL) which resulted primarily from the bonus depreciation provision of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The 2012 and 2011 federal and state NOLs will be carried forward to offset future taxable income.

(b)
For the quarter and nine months ended September 30, 2012, the state deferred tax benefit of $0.7 million and $1.9 million, respectively, is due to state renewable tax credits earned which will be carried forward to offset future state tax expense. The nine months ended September 30, 2011, included a second quarter income tax benefit of $2.9 million related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA, and a first quarter benefit for the reversal of a $6.2 million deferred tax liability related to a revenue receivable that Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case.

(c)
For the quarter and nine months ended September 30, 2012, the valuation allowance is due to state renewable tax credits earned in 2012 which are not expected to be utilized within their allowable tax carryforward period.

For the nine months ended September 30, 2012, the effective tax rate was 25.5 percent (24.9 percent for the nine months ended September 30, 2011; the effective tax rate for the nine months ended September 30, 2011, was lowered by 6.2 percentage points due to the non-recurring reversal of the deferred tax liability related to a revenue receivable that Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case, and by 2.9 percentage points due to the non-recurring income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA). The increase in the effective tax rate from the effective tax rate for the nine months ended September 30, 2011, was primarily due to the 2011 non-recurring items above, partially offset by increased renewable tax credits in 2012. The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC – Equity, investment tax credits, renewable tax credits and depletion, and in 2011, for the non-recurring items discussed above.

Uncertain Tax Positions. As of September 30, 2012, we had gross unrecognized tax benefits of $2.7 million ($11.4 million as of December 31, 2011). The $8.7 million decrease in the unrecognized tax benefits balance for the nine months ended September 30, 2012, was primarily due to the resolution of a federal audit matter for prior years’ activity. Of the total gross unrecognized tax benefits, $0.5 million represents the amount of unrecognized tax benefits included in the Consolidated Balance Sheet, that, if recognized, would favorably impact the effective income tax rate.

ALLETE’s IRS exam for tax years 2005 through 2009 is currently under review at the IRS appeals office. If the IRS appeals process is completed during the next twelve months, substantially all of the unrecognized tax benefits as of September 30, 2012, could be reversed. The unrecognized tax benefits are primarily due to tax positions which are timing in nature and therefore would have an immaterial impact on our effective tax rate if recognized.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 11.  EARNINGS PER SHARE AND COMMON STOCK

The difference between basic and diluted earnings per share, if any, arises from outstanding stock options and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. For the quarters and nine months ended September 30, 2012 and 2011, 0.2 million and 0.4 million options, respectively, to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices; therefore, their effect would have been anti-dilutive.

		2012			2011
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
For the Quarter Ended September 30,
Net Income Attributable to ALLETE	$29.4		$29.4	$20.5		$20.5
Average Common Shares	37.7	0.1	37.8	35.6	0.1	35.7
Earnings Per Share	$0.78		$0.78	$0.57		$0.57
For the Nine Months Ended September 30,
Net Income Attributable to ALLETE	$68.2		$68.2	$74.7		$74.7
Average Common Shares	37.3	—	37.3	35.1	0.1	35.2
Earnings Per Share	$1.83		$1.83	$2.13		$2.12

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense	2012	2011	2012	2011
Millions
For the Quarter Ended September 30,
Service Cost	$2.3	$1.9	$1.0	$1.0
Interest Cost	6.6	6.8	2.4	2.7
Expected Return on Plan Assets	(8.9)	(8.7)	(2.5)	(2.4)
Amortization of Prior Service Costs	—	0.1	(0.4)	(0.4)
Amortization of Net Loss	4.4	3.1	1.9	2.1
Net Periodic Benefit Expense	$4.4	$3.2	$2.4	$3.0

For the Nine Months Ended September 30,
Service Cost	$6.9	$5.7	$3.1	$2.9
Interest Cost	19.8	20.5	7.1	8.1
Expected Return on Plan Assets	(26.6)	(26.0)	(7.5)	(7.3)
Amortization of Prior Service Costs	0.2	0.3	(1.3)	(1.3)
Amortization of Net Loss	13.1	9.1	5.7	6.4
Amortization of Transition Obligation	—	—	0.1	0.1
Net Periodic Benefit Expense	$13.4	$9.6	$7.2	$8.9

Employer Contributions. For the nine months ended September 30, 2012, no contributions were made to our defined benefit pension plan ($6.6 million for the nine months ended September 30, 2011). For the nine months ended September 30, 2012, no contributions were made to our other postretirement benefit plan ($10.9 million for the nine months ended September 30, 2011). We do not expect to make any contributions to our defined benefit pension plan in 2012, and we expect to contribute $8.7 million to our other postretirement benefit plan in 2012. In July 2012, Congress passed legislation which included a pension funding stabilization provision. The provision, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, will not have a material impact on our contributions in 2012.

Accounting and disclosure requirements for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) provide guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. We provide postretirement health benefits that include prescription drug benefits, which qualify for the federal subsidy under the Act. For the nine months ended September 30, 2012, we received $0.3 million in prescription drug reimbursements.

ALLETE Third Quarter 2012 Form 10-Q

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

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract, subject to the provisions of the Minnkota Power sales agreement described below. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of September 30, 2012, Square Butte had total debt outstanding of $417.4 million. Annual debt service for Square Butte is expected to be approximately $44 million in each of the five years, 2012 through 2016, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through our fuel adjustment clause and include the cost of coal purchased from BNI Coal, under a long-term contract.

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

No power will be sold under the 2009 agreement until Minnkota Power has placed in service a new AC transmission line, which is anticipated to occur in late 2013. This new AC transmission line will allow Minnkota Power to transmit its entitlement from Square Butte directly to its customers, which in turn will enable Minnesota Power the ability to transmit additional wind generation on the existing DC transmission line.

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

In May 2011, Minnesota Power and Manitoba Hydro signed an additional PPA. The PPA calls for Manitoba Hydro to sell 250 MW of capacity and energy to Minnesota Power for 15 years beginning in 2020 and requires construction of additional transmission capacity between Manitoba and the U.S. The capacity price is adjusted annually until 2020 by a change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for a change in a governmental inflationary index and a natural gas index, as well as market prices. On January 26, 2012, the MPUC approved this PPA with Manitoba Hydro. In February 2012, Minnesota Power and Manitoba Hydro proposed construction of a 500 kV transmission line between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy, which is expected to be in service in 2020. Total project cost and cost allocations are still to be determined.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

North Dakota Wind Development. Minnesota Power uses the 465-mile, 250 kV DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota to transport increasing amounts of wind energy from North Dakota while gradually phasing out coal-based electricity delivered to our system over this transmission line from Square Butte’s lignite coal-fired generating unit.

Bison 1 is an 82 MW wind facility in North Dakota, which was completed in two phases. The first phase was completed in 2010, and the second phase was completed in January 2012. The project also included construction of a 22-mile, 230 kV transmission line. Bison 1 had a total project cost of $174.3 million through September 30, 2012, including additional costs related to land restoration and completion of remaining associated upgrades for the 250 kV DC transmission line. The MPUC has approved cost recovery for Bison 1 investments and expenses, and current customer billing rates for Bison 1 are based on a November 2011 MPUC order.

Bison 2 and Bison 3 are both 105 MW wind projects in North Dakota which are expected to be completed by the end of 2012. Construction is currently underway for both projects and the total project costs for Bison 2 and Bison 3 are estimated to be approximately $160 million each, of which $129.2 million and $131.0 million, respectively, was spent through September 30, 2012. In September 2011 and November 2011, the MPUC approved Minnesota Power’s petitions seeking cost recovery for investments and expenses related to Bison 2 and Bison 3, respectively. We anticipate filing a petition with the MPUC in the fourth quarter of 2012 to establish customer billing rates for the approved cost recovery.

Coal, Rail and Shipping Contracts. We have coal supply agreements providing for the purchase of a significant portion of our coal requirements which expire in 2013. We also have coal transportation agreements in place for the delivery of a significant portion of our coal requirements with expiration dates through 2015. Our minimum annual payment obligation under these supply and transportation agreements for the remainder of 2012 is $12.8 million, and for 2013 is $26.2 million. Our minimum annual payment obligations will increase when annual nominations are made for coal deliveries in future years. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

Transmission Investments. We have an approved cost recovery rider in place for certain transmission expenditures and the continued use of our 2009 billing factor was approved by the MPUC in May 2011. The billing factor allows us to charge our retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. In June 2011, we filed an updated billing factor that includes additional transmission projects and expenses, which we expect to be approved in late 2012.

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

ALLETE Third Quarter 2012 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

Minnesota Power is participating in three CapX2020 projects: the Fargo, North Dakota to St. Cloud, Minnesota project, the Monticello, Minnesota to St. Cloud, Minnesota project, which together total a 238-mile, 345 kV line from Fargo, North Dakota to Monticello, Minnesota, and the 70-mile, 230 kV line between Bemidji, Minnesota and Minnesota Power’s Boswell Energy Center near Grand Rapids, Minnesota. The 28-mile 345 kV line between Monticello and St. Cloud was placed into service in December 2011 and the 70-mile 230 kV line between Bemidji, Minnesota and Minnesota Power’s Boswell Energy Center near Grand Rapids, Minnesota was placed into service in September 2012. In June 2011, the MPUC approved the route permit for the Minnesota portion of the Fargo to St. Cloud project. The North Dakota permitting process was completed on August 12, 2012. The entire 238-mile, 345 kV line from Fargo to Monticello is expected to be in service by 2015.

Based on projected costs of the three transmission lines and the allocation agreements among participating utilities, Minnesota Power plans to invest between $110 million and $120 million in the CapX2020 initiative through 2015. A total of $45.7 million was spent through September 30, 2012, of which $33.6 million was related to the Fargo, North Dakota to Monticello, Minnesota projects and $12.1 million was related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project ($27.8 million as of December 31, 2011 of which $20.4 million was related to the Fargo, North Dakota to Monticello, Minnesota projects and $7.4 million was related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project). As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.

In November 2010, the MPUC approved a route permit for the Bemidji to Grand Rapids, Minnesota line and construction for the 230 kV line project commenced in January 2011. The Leech Lake Band of Ojibwe (LLBO) subsequently petitioned the MPUC to suspend or revoke the route permit and also served the CapX2020 owners with a complaint filed in Leech Lake Tribal Court. The CapX2020 owners filed a request for declaratory judgment in the United States District Court for the District of Minnesota (District Court) that the project did not require LLBO consent to cross non-tribal land within the reservation. In June 2012, in a letter to the MPUC, the LLBO withdrew its petition to suspend or revoke the route permit issued to the CapX2020 owners. In August 2012, the LLBO executed and approved a consent decree dismissing the federal court actions and the District Court accepted the motion with prejudice.

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

ALLETE Third Quarter 2012 Form 10-Q

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

Resolution of the NOVs could result in civil penalties and the installation of control technology, some of which is already planned or which has been completed to comply with other regulatory requirements. At this time, the Company cannot reasonably estimate the range of loss (including potential penalties), if any, that may result from this matter. Therefore, the Company has not recorded an accrual in connection with the NOV as of September 30, 2012. Any costs of installing pollution control technology would likely be eligible for recovery in rates over time subject to regulatory approval in a rate proceeding.

Cross-State Air Pollution Rule (CSAPR). In July 2011, the EPA issued the CSAPR, which went into effect in October 2011. The final rule replaced the EPA’s 2005 Clean Air Interstate Rule (CAIR). However, on August 21, 2012, a three judge panel of the District of Columbia Circuit Court of Appeals vacated the CSAPR, ordering that the CAIR remain in effect while a CSAPR replacement rule is promulgated. The EPA and other parties to the case have requested that the matter be reheard by the full circuit court. The CSAPR would have required states in the CSAPR region, including Minnesota, to significantly improve air quality by reducing power plant emissions that contribute to ozone and/or fine particle pollution in other states. The CSAPR did not directly require the installation of controls. Instead, the rule would have required facilities to have sufficient emission allowances to cover their emissions on an annual basis. These allowances would have been allocated to facilities from each state’s annual budget and would also have been able to be bought and sold.

The CAIR regulations similarly require certain states to improve air quality by reducing power plant emissions that contribute to ozone and/or fine particle pollution in other states. The CAIR also created an allowance allocation and trading program rather than specifying pollution controls. Minnesota participation in the CAIR was stayed by EPA administrative action while the EPA completed a review of air quality modeling issues in conjunction with the development of a final replacement rule. While the CAIR remains in effect, Minnesota participation in the CAIR will continue to be stayed. It remains uncertain if emission restrictions similar to those contained in the CSAPR will become effective for Minnesota utilities due to the August 2012 District of Columbia Circuit Court of Appeals decision.

Since 2006, we have significantly reduced emissions at our Laskin, Taconite Harbor and Boswell generating units. Based on our expected generation rates, these emission reductions would have satisfied Minnesota Power’s SO2 and NOX emission compliance obligations with respect to the EPA-allocated CSAPR allowances for 2012. Minnesota Power will continue to track the EPA activity related to promulgation of a CSAPR replacement rule. We are unable to predict any additional compliance costs we might incur if the CSAPR is reinstated or if a CSAPR replacement rule is promulgated.

Regional Haze. The federal Regional Haze Rule requires states to submit SIPs to the EPA to address regional haze visibility impairment in 156 federally-protected parks and wilderness areas. Under the first phase of the Regional Haze Rule, certain large stationary sources, put in place between 1962 and 1977, with emissions contributing to visibility impairment, are required to install emission controls, known as Best Available Retrofit Technology (BART). We have two steam units, Boswell Unit 3 and Taconite Harbor Unit 3, that are subject to BART requirements.

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

ALLETE Third Quarter 2012 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In December 2011, the EPA published in the Federal Register a proposal to approve the trading program in the CSAPR as an alternative to determining BART. However, as a result of the August 2012 District of Columbia Circuit Court of Appeals decision to vacate the CSAPR (See Cross-State Air Pollution Rule), Minnesota Power is now evaluating whether significant additional expenditures at Taconite Harbor Unit 3 will be required to comply with BART requirements under the Regional Haze Rule. If additional regional haze related controls are ultimately required, Minnesota Power will have up to five years from the final rule promulgation to bring Taconite Harbor Unit 3 into compliance with the Regional Haze Rule requirements. It is uncertain what controls would ultimately be required at Taconite Harbor Unit 3 under this scenario.

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register on February 16, 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 188 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans, and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs, and work practice standards for the remaining categories. Affected sources must be in compliance with the rule by April 2015. States have the authority to grant sources a one-year extension and the EPA is assessing other means for granting additional extensions when justified. Compliance at our Boswell Unit 4 to address the final MATS rule is expected to result in capital expenditures totaling between $350 million to $400 million through 2016. Some additional controls for complying with the rule at our remaining coal-fired generating units may be required, the costs of which cannot be estimated at this time.

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters. In March 2011, a final rule was published in the Federal Register for industrial boiler maximum achievable control technology (Industrial Boiler MACT). The rule was stayed by the EPA in May 2011, to allow the EPA time to consider additional comments received. The EPA re-proposed the rule in December 2011. On January 9, 2012, the United States District Court for the District of Columbia ruled that the EPA stay of the Industrial Boiler MACT was unlawful, effectively reinstating the March 2011 rule and associated compliance deadlines. A final rule based on the December 2011 proposal, which will supersede the March 2011 rule, is expected in late 2012. Major sources are expected to have three years to achieve compliance with the final rule. Costs for complying with the final rule cannot be estimated at this time.

Minnesota Mercury Emission Reduction Act. Under a 2006 statute, Minnesota Power is required to implement a mercury reduction project for Boswell Unit 4 by December 31, 2018. On August 31, 2012, Minnesota Power filed its mercury emission reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls to address both the Minnesota mercury reduction requirements and the MATS rule, which also regulates mercury, by the end of 2015. Costs to implement the Boswell Unit 4 emission reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule discussed above.

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

Ozone NAAQS. The EPA has proposed to more stringently control emissions that result in ground level ozone. In January 2010, the EPA proposed to revise the 2008 eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. The EPA was scheduled to decide upon the 2008 eight-hour ozone standard in July 2011, but has since announced that it is deferring revision of this standard until 2013.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Particulate Matter NAAQS. The EPA finalized the NAAQS Particulate Matter standards in September 2006. Since then, the EPA has established a more stringent 24-hour average fine particulate matter (PM2.5) standard and kept the annual average fine particulate matter standard and the 24-hour coarse particulate matter standard unchanged. The United States Court of Appeals for the District of Columbia Circuit has remanded the PM2.5 standard to the EPA, requiring consideration of lower annual average standard values. The EPA proposed a new PM2.5 standard on June 14, 2012, with a goal of finalizing the standard by December 14, 2012. The EPA has proposed a decrease to the current annual average fine particulate standard, which has been in place since 1997. The EPA’s proposal also includes a separate fine particulate standard to improve visibility (see Regional Haze). State attainment status determination with these new NAAQS will occur after the rule is finalized. It is not known when affected sources would have to take additional control measures if modeling demonstrates non-compliance.

SO2 and NO2 NAAQS. During 2010, the EPA finalized new one-hour NAAQS for SO2 and NO2. Ambient monitoring data indicates that Minnesota will likely be in compliance with these new standards; however, the one-hour SO2 NAAQS also require the EPA to evaluate modeling data to determine attainment. The EPA has notified states that their SIPs for attainment of the standard will be required to be submitted to the EPA for approval by June 2013 but will not be required to include the evaluation of modeling data until 2017.

In late 2011, the MPCA initiated modeling activities that included approximately 65 sources within Minnesota that emit greater than 100 tons of SO2 per year. However, on April 12, 2012, the MPCA notified Minnesota Power that such modeling had been suspended as a result of the EPA’s announcement that the June 2013 SIP submittals would no longer require modeling demonstrations for states, such as Minnesota, where ambient monitors indicate compliance with the new standard. The MPCA is awaiting updated EPA guidance and will communicate with affected sources once the MPCA has more information on how the state will meet the EPA’s SIP requirements. Currently, compliance with these new NAAQS is expected to be required as early as 2017. The costs for complying with the final standards cannot be estimated at this time.

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

In late 2010, the EPA issued guidance to permitting authorities and affected sources to facilitate incorporation of the Tailoring Rule permitting requirements into the Title V and PSD permitting programs. The guidance stated that the project-specific, top-down BACT determination process used for other pollutants will also be used to determine BACT for GHG emissions. Through sector-specific white papers, the EPA also provided examples and technical summaries of GHG emission control technologies and techniques the EPA considers available or likely to be available to sources. It is possible that these control technologies could be determined to be BACT on a project-by-project basis.

On March 28, 2012, the EPA announced its proposed rule to apply CO2 emission New Source Performance Standards (NSPS) to new fossil fuel-fired electric generating units. The proposed NSPS apply only to new or re-powered units and were open for public comment through June 25, 2012. It is anticipated that the EPA will issue NSPS for existing fossil fuel-fired generating units in the future. We cannot predict what CO2 control measures, if any, may be required by such NSPS.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Legal challenges have been filed with respect to the EPA’s regulation of GHG emissions, including the Tailoring Rule. On June 26, 2012, the United States District Court for the District of Columbia upheld most of the EPA’s proposed regulations, including the Tailoring Rule criteria, finding that the Clean Air Act compels the EPA to regulate in the manner the EPA proposed. Comments to the permitting guidance were submitted by Minnesota Power and others and may be addressed by the EPA in the form of revised guidance documents.

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

Clean Water Act – Aquatic Organisms. In April 2011, the EPA published in the Federal Register proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes and have a design intake flow of greater than 2 million gallons per day to limit the number of aquatic organisms that are killed when they are pinned against the facility’s intake structure or that are drawn into the facility’s cooling system. The Section 316(b) standards would be implemented through NPDES permits issued to the covered facilities. The Section 316(b) proposed rule comment period ended in August 2011 and the EPA is obligated to finalize the rule by June 27, 2013. We are unable to predict the compliance costs we might incur under the final rule; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

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

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site in the City of Superior, Wisconsin, and formerly operated by SWL&P. We have been working with the WDNR to determine the extent of contamination and the remediation of contaminated locations. As of September 30, 2012, we had a $0.5 million liability for this site and a corresponding regulatory asset as we expect recovery of remediation costs to be allowed by the PSCW.

ALLETE Third Quarter 2012 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Matters

BNI Coal. As of September 30, 2012, BNI Coal had surety bonds outstanding of $29.8 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Coal has secured a letter of credit with CoBANK ACB for an additional $2.6 million to provide for BNI Coal’s total reclamation liability, which is currently estimated at $32.4 million. BNI Coal does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of September 30, 2012, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $10.2 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $7.4 million, of which $0.6 million is the contractual obligation of land purchasers. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6 percent capital improvement revenue bonds and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent special assessment bonds. The capital improvement revenue bonds and the special assessment bonds are payable over 31 years (by May 1, 2036 and 2037, respectively) and secured by special assessments on the benefited land. The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district and to mitigate traffic and environmental impacts. The assessments were billed to the landowners beginning in November 2006 for Town Center and November 2007 for Palm Coast Park. To the extent that we still own land at the time of the assessment, we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2012, we owned 73 percent of the assessable land in the Town Center District (73 percent at December 31, 2011) and 93 percent of the assessable land in the Palm Coast Park District (93 percent at December 31, 2011). At these ownership levels, our annual assessments are approximately $1.5 million for Town Center and $2.2 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

Legal Proceedings. In January 2011, the Company was named as a defendant in a lawsuit in the Sixth Judicial District for the State of Minnesota by one of our customer’s (United Taconite, LLC) property and business interruption insurers. In October 2006, United Taconite experienced a fire as a result of the failure of certain electrical protective equipment. The equipment at issue in the incident was not owned, designed, or installed by Minnesota Power, but Minnesota Power had provided testing and calibration services related to the equipment. The lawsuit alleges approximately $20.0 million in damages related to the fire. The Company believes that it has strong defenses to the lawsuit and intends to vigorously assert such defenses. An accrual related to any damages that may result from the lawsuit has not been recorded as of September 30, 2012, because a potential loss is not currently probable or reasonably estimable; however, the Company believes it has adequate insurance coverage for any potential loss.

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

ALLETE Third Quarter 2012 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2012, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2012, to the nine months ended September 30, 2011.

Net income attributable to ALLETE for the nine months ended September 30, 2012, was $68.2 million, or $1.83 per diluted share, compared to $74.7 million, or $2.12 per diluted share, for the same period of 2011. Net income for 2011 included the reversal of a $6.2 million, or $0.18 per share, deferred tax liability related to a revenue receivable Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case. Net income for 2011 also included the recognition of a $2.9 million, or $0.08 per share, income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. Net income for 2012 reflected higher cost recovery rider revenue and renewable tax credits, which were partially offset by increased operating and maintenance expense, higher depreciation and interest expense and higher costs under our Square Butte PPA. Earnings per share dilution was $0.11 as a result of additional shares of common stock outstanding as of September 30, 2012.

Regulated Operations net income attributable to ALLETE was $68.1 million for the first nine months of 2012, compared to $80.5 million for the same period of 2011. Net income for 2011 included the reversal of a $6.2 million deferred tax liability related to a revenue receivable Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case. Net income for 2011 also included the recognition of a $2.9 million income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. The remaining decrease resulted from increased operating and maintenance expense, higher depreciation and interest expense and higher costs under our Square Butte PPA, partially offset by higher cost recovery rider revenue and renewable tax credits.

ALLETE Third Quarter 2012 Form 10-Q

OVERVIEW (Continued)

Investments and Other net income attributable to ALLETE was $0.1 million for the first nine months of 2012, compared to a net loss of $5.8 million in 2011. The increase in 2012 was primarily due to lower state income tax and interest expenses, partially offset by higher business development expenses.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $19.0 million, or 9 percent, from 2011 primarily due to higher cost recovery rider revenue, a 1.3 percent increase in kilowatt-hours sold, higher fuel adjustment clause recoveries, and higher transmission revenue.

Cost recovery rider revenue increased $7.1 million primarily due to higher capital expenditures related to our Bison projects.

Revenue increased $4.7 million due to a 1.3 percent increase in kilowatt-hour sales. The increase in kilowatt-hour sales was primarily due to higher sales to retail customers, partially offset by decreased sales to other power suppliers. Sales to our industrial customers also remained strong, increasing 3.5 percent over 2011.

Fuel adjustment clause recoveries increased $4.0 million due to higher fuel and purchased power costs attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Transmission revenue increased $3.6 million primarily due to higher MISO Regional Expansion Criteria and Benefits (RECB) revenue related to our investment in CapX2020.

Kilowatt-hours Sold			Quantity	%
Quarter Ended September 30,	2012	2011	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	276	265	11	4.2%
Commercial	393	369	24	6.5%
Industrial	1,915	1,851	64	3.5%
Municipals	261	257	4	1.6%
Total Retail and Municipals	2,845	2,742	103	3.8%
Other Power Suppliers	478	537	(59)	(11.0)%
Total Regulated Utility Kilowatt-hours Sold	3,323	3,279	44	1.3%

Industrial Revenue. Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2012 (26 percent in 2011). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2012 (9 percent in 2011). Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue in 2012 (7 percent in 2011).

Operating expenses increased $12.8 million, or 8 percent, from 2011.

Fuel and Purchased Power Expense increased $4.7 million, or 6 percent, from 2011 due to increased purchased power, higher coal prices and increased costs under our Square Butte PPA. (See Operating Revenue.)

Operating and Maintenance Expense increased $6.0 million, or 9 percent, from 2011 primarily due to increased salary, benefit and transmission expenses. Benefit expenses increased primarily due to higher pension expense resulting from lower discount rates. Transmission expenses increased primarily due to higher MISO Regional Expansion Criteria and Benefits (RECB) expense.

Depreciation Expense increased $2.1 million, or 10 percent, from 2011 reflecting additional property, plant and equipment in service.

ALLETE Third Quarter 2012 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)
Regulated Operations (Continued)

Interest expense increased $1.0 million, or 11 percent, from 2011 primarily due to higher average long-term debt balances, partially offset by higher AFUDC - Debt.

Income tax expense increased $0.8 million, or 6 percent, from 2011, primarily due to higher pretax income, which was mostly offset by higher renewable tax credits in 2012.

Investments and Other

Operating revenue increased $2.9 million, or 15 percent, from 2011 primarily due to a $2.1 million increase in revenue at BNI Coal, which operates under a cost-plus contract and recorded higher sales revenue primarily as a result of higher expenses in 2012. (See Operating Expense.) The remaining increase was primarily due to additional mitigation bank credit sales at ALLETE Properties.

Operating expenses increased $2.4 million, or 11 percent, from 2011 reflecting higher expenses at BNI Coal of $1.6 million primarily due to higher fuel costs and equipment leases; these costs are recovered through the cost-plus contract. (See Operating Revenue.) The remaining increase was primarily due to higher business development expenses.

Interest expense increased $0.4 million, or 24 percent, from 2011 primarily due to higher average long-term debt balances.

Income tax benefits increased $3.2 million from 2011 primarily due to lower state tax expense. State income tax expense was lower in 2012 primarily due to North Dakota income tax credits attributable to our North Dakota capital investment, and recognized as a result of ALLETE's expected generation of future taxable income in excess of that generated by our Regulated Operations.

Income Taxes – Consolidated

For the quarter ended September 30, 2012, the effective tax rate was 25.9 percent (38.2 percent for the quarter ended September 30, 2011). The decrease in the effective tax rate from the quarter ended September 30, 2011, was primarily due to increased renewable tax credits in 2012. The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC - Equity, investment tax credits, renewable tax credits and depletion. (See Note 10. Income Tax Expense.)

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $9.8 million, or 2 percent, from 2011 primarily due to higher cost recovery rider revenue and transmission revenue partially offset by lower fuel adjustment clause recoveries, lower revenue from our municipal customers, a 0.8 percent decrease in kilowatt-hours sold and lower gas sales at SWL&P.

Cost recovery rider revenue increased by $16.0 million primarily due to higher capital expenditures related to our Bison projects.

Transmission revenue increased $7.1 million primarily due to higher MISO Regional Expansion Criteria and Benefits (RECB) revenue related to our investment in CapX2020.

Fuel adjustment clause recoveries decreased $4.9 million due to lower fuel and purchased power costs attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Revenue from our municipal customers decreased $3.0 million primarily due to period-over-period fluctuations in the true-up for actual costs provisions of the contracts. The rates included in these contracts are calculated using a cost-based formula methodology that is set at July 1 each year using estimated costs and a true-up for actual costs the following year.

ALLETE Third Quarter 2012 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)
Regulated Operations (Continued)

Revenue decreased $2.9 million due to a 0.8 percent reduction in kilowatt-hour sales. The decrease in kilowatt-hour sales was primarily due to lower sales to residential customers and other power suppliers. Residential sales, as compared to 2011, were down primarily due to unseasonably warm weather during the first four months of 2012; heating degree days in Duluth, Minnesota were approximately 22 percent lower than the first four months of 2011. These decreases were partially offset by strong sales to our industrial customers, which increased 2.8 percent over the last year.

Gas sales at SWL&P decreased $2.4 million from last year, also due to the unseasonably warm weather during the first four months of 2012. (See Operating Expenses - Operating and Maintenance Expense.)

Kilowatt-hours Sold			Quantity	%
Nine Months Ended September 30,	2012	2011	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	828	865	(37)	(4.3)%
Commercial	1,084	1,074	10	0.9%
Industrial	5,624	5,470	154	2.8%
Municipals	759	757	2	0.3%
Total Retail and Municipals	8,295	8,166	129	1.6%
Other Power Suppliers	1,487	1,690	(203)	(12.0)%
Total Regulated Utility Kilowatt-hours Sold	9,782	9,856	(74)	(0.8)%

Industrial Revenue. Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2012 (26 percent in 2011). Revenue from electric sales to paper and pulp mills accounted for 9 percent of consolidated operating revenue in 2012 (9 percent in 2011). Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue in 2012 (7 percent in 2011).

Operating expenses increased $17.3 million, or 3 percent, from 2011.

Fuel and Purchased Power Expense decreased $1.1 million from 2011 as lower wholesale power prices and a decrease in company generation were partially offset by higher coal prices and increased costs under our Square Butte PPA. (See Operating Revenue.)

Operating and Maintenance Expense increased $11.8 million, or 5 percent, from 2011 due to increased salary, benefit, and transmission expenses, partially offset by lower purchased gas costs. Benefit expenses increased primarily due to higher pension expense resulting from lower discount rates. Transmission expense increased primarily due to higher MISO RECB expenses. Purchased gas costs at SWL&P decreased due to a reduction in gas sales due to unseasonably warm weather during the first four months of 2012; purchased gas costs are recovered from customers through a purchased gas adjustment clause. (See Operating Revenue.)

Depreciation Expense increased $6.6 million, or 10 percent, from 2011 reflecting additional property, plant and equipment in service.

Interest expense increased $2.8 million, or 10 percent, from 2011 primarily due to higher average long-term debt balances, partially offset by higher AFUDC - Debt.

Despite lower earnings, income tax expense increased $4.4 million, or 16 percent, from 2011, primarily due to the 2011 reversal of a $6.2 million deferred tax liability related to a revenue receivable Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case and the recognition of a $2.9 million income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. These increases were partially offset by increased renewable tax credits in 2012.

ALLETE Third Quarter 2012 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

Investments and Other

Operating revenue increased $6.4 million, or 11 percent, from 2011 primarily due to a $7.0 million increase in revenue at BNI Coal, which operates under a cost-plus contract and recorded higher sales revenue primarily as a result of higher expenses in 2012. (See Operating Expense.)

ALLETE Properties	2012		2011
Revenue and Sales Activity	Acres (a)	Amount	Acres (a)	Amount
Dollars in Millions
Revenue from Land Sales	—	—	3	$0.4
Other Revenue (b)		$1.6		0.9
Total ALLETE Properties Revenue		$1.6		$1.3
(a)    Acreage amounts are shown on a gross basis, including wetlands.

(b)
For the nine months ended September 30, 2012, Other Revenue includes wetland mitigation bank credit sales of $1.1 million. For the nine months ended September 30, 2011, Other Revenue includes a $0.4 million forfeited deposit due to the transfer of property back to ALLETE Properties by deed-in-lieu of foreclosure, in satisfaction of amounts previously owed under long-term financing receivables.

Operating expenses increased $7.4 million, or 12 percent, from 2011 reflecting higher expenses at BNI Coal of $6.0 million primarily due to higher fuel costs and new equipment leases; these costs are recovered through the cost-plus contract. (See Operating Revenue.) The remaining increase was primarily due to higher business development expenses.

Interest expense decreased $2.0 million, or 35 percent, from 2011 primarily due to an increase in the proportion of ALLETE interest expense allocated to Minnesota Power. We record interest expense for Regulated Operations based on Minnesota Power’s rate base and authorized capital structure, and allocate the balance to Investments and Other. Interest expense also decreased due to the reversal of interest accrued in previous years related to our uncertain tax positions.

Income tax benefits increased $5.7 million from 2011 primarily due to lower state tax expense. State income tax expense was lower in 2012 primarily due to North Dakota income tax credits attributable to our North Dakota capital investment, and recognized as a result of ALLETE's expected generation of future taxable income in excess of that generated by our Regulated Operations.

Income Taxes – Consolidated

For the nine months ended September 30, 2012, the effective tax rate was 25.5 percent (24.9 percent for the nine months ended September 30, 2011; the effective tax rate for the nine months ended September 30, 2011, was lowered by 6.2 percentage points due to the non-recurring reversal of the deferred tax liability related to a revenue receivable that Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case, and by 2.9 percentage points due to the income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA). The increase in the effective tax rate from the nine months ended September 30, 2011, was primarily due to the 2011 non-recurring items above, mostly offset by increased renewable tax credits in 2012. The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC - Equity, investment tax credits, renewable tax credits and depletion, and in 2011, for the non-recurring items discussed above. (See Note 10. Income Tax Expense.)

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

ALLETE Third Quarter 2012 Form 10-Q

OUTLOOK

For additional information see our 2011 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has a key long-term objective of achieving minimum average earnings per share growth of 5 percent per year (using 2010 as a base year) and maintaining a competitive dividend payout. To accomplish this, Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with legislators and regulators to earn a fair rate of return. In addition, ALLETE will pursue new energy-centric initiatives that provide long-term earnings growth potential, while at the same time reduce our exposure to industrial electricity sales. The new energy-centric pursuits will be in renewable energy, transmission and other energy-related infrastructure or infrastructure services.

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

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain the viability of its customers. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with legislators and regulators to earn a fair rate of return. We project that our Regulated Operations will not earn its allowed rate of return in 2012.

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

ALLETE Third Quarter 2012 Form 10-Q

OUTLOOK (Continued)
Minnesota Public Utilities Commission (Continued)

Interim Rate Appeal. In February 2011, Minnesota Power appealed the MPUC’s interim rate decision in the Company’s 2010 rate case with the Minnesota Court of Appeals. The Company appealed the MPUC’s finding of exigent circumstances in the interim rate decision with the primary arguments that the MPUC exceeded its statutory authority, made its decision without the support of a body of record evidence and that the decision violated public policy. The Company desires to resolve whether the MPUC’s finding of exigent circumstances was lawful for application in future rate cases. In December 2011, the Minnesota Court of Appeals concluded that the MPUC did not err in finding exigent circumstances and properly exercised its discretion in setting interim rates. On January 4, 2012, the Company filed a petition for review at the Minnesota Supreme (Court). On February 14, 2012, the Court granted the petition for review and oral arguments were held before the Court on October 9, 2012. A decision is expected in early 2013; however, we cannot predict the outcome at this time.

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

Public Service Commission of Wisconsin. SWL&P’s current retail rates are based on a 2010 PSCW retail rate order, effective January 1, 2011, that allowed for a 10.9 percent return on common equity. In May 2012, SWL&P filed a rate increase request with the PSCW seeking an average overall increase of 2.5 percent for retail customers (a 1.2 percent increase in electric rates, a 0.7 percent increase in natural gas rates, and a 13.4 percent increase in water rates). The rate filing seeks an overall return on equity of 10.9 percent, and a capital structure consisting of approximately 55 percent equity and 45 percent debt. On an annualized basis, the requested rate increase would generate approximately $1.8 million in additional revenue. Evidentiary and public hearings were held on September 17, 2012. The Company anticipates new rates will take effect during the first quarter of 2013. We cannot predict the level of rates that may be approved by the PSCW.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper production and pipeline industries. Approximately 58 percent of our Regulated Utility kilowatt-hour sales in the nine months ended September 30, 2012 (56 percent in the nine months ended September 30, 2011) were made to our industrial customers, which include the taconite, paper, pulp and wood products, and pipeline industries.

ALLETE Third Quarter 2012 Form 10-Q

OUTLOOK (Continued)
Industrial Customers (Continued)

The World Steel Association, an association of approximately 170 steel producers, national and regional steel industry associations and steel research institutes representing around 85 percent of world steel production, and the American Iron and Steel Institute (AISI), an association of North American steel producers, project U.S. steel consumption will be similar in 2012 compared to 2011. According to the AISI, U.S. raw steel production operated at approximately 77 percent of capacity during the first nine months of 2012, as compared to approximately 75 percent during the same period in 2011.

Steelworkers Union. Union contracts between the United Steelworkers union (Union) and three of our taconite mining customers operating five union taconite mining plants in Minnesota expired at the end of August 2012. Since their expiration, new three-year agreements have been reached between the Union and each of these taconite mining customers. Two of the three agreements have been ratified by the Union, with the remaining contract expected to be ratified in the fourth quarter of 2012. Due to the two contracts that have been ratified and the one expected to be ratified in the fourth quarter, as well as the committed demand nominations through December 2012, we do not expect any adverse impact on our financial position or results of operations for 2012.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource based projects that represent long-term growth potential and load diversity for Minnesota Power. These potential projects are in the ferrous and non-ferrous mining and steel industries and include PolyMet, Mesabi Nugget, USS Corporation’s expansion at its Keewatin taconite facility, Essar Steel Limited Minnesota (Essar), Magnetation, Inc., and Mining Resources, LLC (Mining Resources). We cannot predict the outcome of these projects, but if these projects are constructed, Minnesota Power could serve up to approximately 600 MW of new retail or wholesale load.

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

Minnesota Power has taken several steps to begin executing its renewable energy strategy through key renewable projects that will ensure we meet the identified state mandate at the lowest cost for customers. We have executed two long-term PPAs with an affiliate of NextEra Energy, Inc., for wind energy in North Dakota (Oliver Wind I and II). Other steps include Taconite Ridge, our wind facility located in northeastern Minnesota, and our Bison 1, 2 and 3 wind projects in North Dakota. By the end of 2012, we expect 20 percent of the Company’s generation to come from renewable energy.

North Dakota Wind Development. Minnesota Power uses the 465-mile, 250 kV DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota to transport increasing amounts of wind energy from North Dakota while gradually phasing out coal-based electricity delivered to our system over this transmission line from Square Butte’s lignite coal-fired generating unit.

Bison 1 is an 82 MW wind facility in North Dakota, which was completed in two phases. The first phase was completed in 2010, and the second phase was completed in January 2012. The project also included construction of a 22-mile, 230 kV transmission line. Bison 1 had a total project cost of $174.3 million through September 30, 2012, including additional costs related to land restoration and completion of remaining associated upgrades for the 250 kV DC transmission line. The MPUC has approved cost recovery for Bison 1 investments and expenses, and current customer billing rates for Bison 1 are based on a November 2011 MPUC order.

Bison 2 and Bison 3 are both 105 MW wind projects in North Dakota which are expected to be completed by the end of 2012. Construction is currently underway for both projects and the total project costs for Bison 2 and Bison 3 are estimated to be approximately $160 million each, of which $129.2 million and $131.0 million, respectively, was spent through September 30, 2012. In September 2011 and November 2011, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenses related to Bison 2 and Bison 3, respectively. We anticipate filing a petition with the MPUC in the fourth quarter of 2012 to establish customer billing rates for the approved cost recovery.

ALLETE Third Quarter 2012 Form 10-Q

OUTLOOK (Continued)
Renewable Energy (Continued)

Manitoba Hydro. Minnesota Power has a long-term PPA with Manitoba Hydro for the purchase of 50 MW of capacity and the energy associated with that capacity, which expires in April 2015. In addition, Minnesota Power signed a separate PPA with Manitoba Hydro to purchase surplus energy through April 2022. This energy-only transaction primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement with Manitoba Hydro, Minnesota Power will be purchasing at least one million MWh of energy over the contract term. The MPUC approved this PPA with Manitoba Hydro in March 2011.

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

Integrated Resource Plan. The MPUC approved our Integrated Resource Plan in its final order issued in May 2011. A required baseload diversification study evaluating the impact of additional environmental regulations over the next two decades was filed on February 6, 2012. Through this study, Minnesota Power evaluated various environmental compliance scenarios using possible ranges of future environmental regulations to determine prominent power supply trends and impacts on customers. The report identified that all of our coal-fired Energy Centers will be impacted with the possibility that additional environmental control installations will be needed. For our Laskin and Taconite Harbor facilities, we will also be considering options such as remissioning, repowering and retirement in our upcoming resource planning processes. Our baseload diversification study was approved at an MPUC hearing on August 9, 2012. The MPUC has directed that Minnesota Power’s next Integrated Resource Plan be filed by March 1, 2013, which will include an analysis of a variety of existing and future energy resource alternatives, a projection of customer cost impact by class and a socioeconomic impact study of proposed changes to Minnesota Power’s future power supply.

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

Transmission Investments. We have an approved cost recovery rider in place for certain transmission expenditures and the continued use of our 2009 billing factor was approved by the MPUC in May 2011. The billing factor allows us to charge our retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. In June 2011, we filed an updated billing factor that includes additional transmission projects and expenses, which we expect to be approved in late 2012.

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

ALLETE Third Quarter 2012 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

Minnesota Power is participating in three CapX2020 projects: the Fargo, North Dakota to St. Cloud, Minnesota project, the Monticello, Minnesota to St. Cloud, Minnesota project, which together total a 238-mile, 345 kV line from Fargo, North Dakota to Monticello, Minnesota, and the 70-mile, 230 kV line between Bemidji, Minnesota and Minnesota Power’s Boswell Energy Center near Grand Rapids, Minnesota. The 28-mile 345 kV line between Monticello and St. Cloud was placed into service in December 2011 and the 70-mile 230 kV line between Bemidji, Minnesota and Minnesota Power’s Boswell Energy Center near Grand Rapids, Minnesota was placed into service in September 2012. In June 2011, the MPUC approved the route permit for the Minnesota portion of the Fargo to St. Cloud project. The North Dakota permitting process was completed on August 12, 2012. The entire 238-mile, 345 kV line from Fargo to Monticello is expected to be in service by 2015.

Based on projected costs of the three transmission lines and the allocation agreements among participating utilities, Minnesota Power plans to invest between $110 million and $120 million in the CapX2020 initiative through 2015. A total of $45.7 million was spent through September 30, 2012, of which $33.6 million was related to the Fargo, North Dakota to Monticello, Minnesota projects and $12.1 million was related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project ($27.8 million as of December 31, 2011 of which $20.4 million was related to the Fargo, North Dakota to Monticello, Minnesota projects and $7.4 million was related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project). As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.

In November 2010, the MPUC approved a route permit for the Bemidji to Grand Rapids, Minnesota line and construction for the 230 kV line project commenced in January 2011. The Leech Lake Band of Ojibwe (LLBO) subsequently petitioned the MPUC to suspend or revoke the route permit and also served the CapX2020 owners with a complaint filed in Leech Lake Tribal Court. The CapX2020 owners filed a request for declaratory judgment in the United States District Court for the District of Minnesota (District Court) that the project did not require LLBO consent to cross non-tribal land within the reservation. In June 2012, in a letter to the MPUC, the LLBO withdrew its petition to suspend or revoke the route permit issued to the CapX2020 owners. In August 2012, the LLBO executed and approved a consent decree dismissing the federal court actions and the District Court accepted the motion with prejudice.

Manitoba Hydro PPA - Future Transmission Requirements. As a condition of the long-term PPA signed in May 2011 with Manitoba Hydro, construction of additional transmission capacity is required. (See Renewable Energy). In February 2012, Minnesota Power and Manitoba Hydro proposed construction of the Great Northern Transmission Line, a 500 kV transmission line between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy which is expected to be in service in 2020. Total project cost and cost allocations are still to be determined.

ATC Joint Development. In addition to the Manitoba to Minnesota’s Iron Range transmission line, Minnesota Power and ATC are evaluating the joint development of a 345 kV transmission line from Minnesota’s Iron Range to Duluth, Minnesota for service in approximately 2020. This is in addition to assessing transmission alternatives in Wisconsin that would allow for the movement of more renewable energy in the Upper Midwest while at the same time strengthening electric reliability in the region. Total project costs, ownership shares and cost allocation are still to be determined.

Investment in ATC. As of September 30, 2012, our equity investment in ATC was $105.5 million, representing an approximate 8 percent ownership interest. ATC rates are based on a FERC approved 12.2 percent return on common equity dedicated to utility plant. In September 2012, ATC updated its 10-year transmission assessment covering the years 2012 through 2021 which identifies between $3.9 and $4.8 billion in transmission system improvements. This investment is expected to be funded by ATC through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC. In the first nine months of 2012, we invested $3.9 million in ATC, and on October 30, 2012, we invested an additional $0.8 million. We do not expect to make any additional investments in 2012. (See Note 7. Investment in ATC.)

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

ALLETE Third Quarter 2012 Form 10-Q

OUTLOOK (Continued)

Hydro Operations. On June 19 and 20, 2012, record rainfall and flooding occurred near Duluth, Minnesota and surrounding areas. The flooding impacted Minnesota Power’s hydro system, particularly the Thomson Energy Center, which is currently off-line due to damage to the forebay canal and flooding at the facility.

The Company has property insurance coverage of $100 million per occurrence and a deductible of $500,000 per event, providing coverage for water damage, equipment damage, and other structural damage at the facilities. The policy does not cover damage to land and earthen structures, which may include damage to the forebay canal at the Thomson Energy Center. Any expenditures to remediate the forebay canal would be capitalized.

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

Investments and Other

BNI Coal. BNI Coal anticipates selling approximately 4 million tons of coal in 2012 (4.3 million tons were sold in 2011) and has sold 3.3 million tons through September 30, 2012 (3.1 million tons were sold as of September 30, 2011).

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

Our two major development projects are Town Center and Palm Coast Park. Another major project, Ormond Crossings, is currently in the permitting stage. The City of Ormond Beach, Florida, approved a development agreement for Ormond Crossings which will facilitate development of the project as currently planned. Separately, the Lake Swamp wetland mitigation bank was permitted on land that was previously part of Ormond Crossings.

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

(d)
The Lake Swamp wetland mitigation bank is a permitted, regionally significant wetlands mitigation bank. Wetland mitigation bank credits will be used at Ormond Crossings and are available-for-sale to developers of other projects that are located in the bank’s service area.

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

ALLETE Third Quarter 2012 Form 10-Q

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s cash flow needs. As of September 30, 2012, we had cash and cash equivalents of $104.3 million, $406.1 million in available consolidated lines of credit and a debt-to-capital ratio of 47 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2012%		December 31, 2011%
Millions
ALLETE Equity	$1,157.5	53	$1,079.3	56
Long-Term Debt (Including Current Maturities)	1,014.9	47	863.3	44
Short-Term Debt	0.3	—	1.1	—
	$2,172.7	100	$1,943.7	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2012	2011
Millions
Cash and Cash Equivalents at Beginning of Period	$101.1	$44.9
Cash Flows from (used for)
Operating Activities	195.5	185.1
Investing Activities	(341.6)	(154.9)
Financing Activities	149.3	60.0
Change in Cash and Cash Equivalents	3.2	90.2
Cash and Cash Equivalents at End of Period	$104.3	$135.1

Operating Activities. Cash from operating activities was $195.5 million for the nine months ended September 30, 2012 ($185.1 million for the nine months ended September 30, 2011). Cash from operating activities was higher in 2012 due to the timing of contributions to other postretirement employee benefit plans, payments of accounts payable in 2011 as a result of a true-up related to our municipal customer contracts, and increased other current liabilities due to receipt of customer security deposits for capital expenditures relating to a transmission project. These increases were partially offset by increased accounts receivable collections in 2011 as a result of higher income tax refunds and higher receivables at year end 2010 and higher cost recovery rider receivables in 2012.

Investing Activities. Cash used for investing activities was $341.6 million for the nine months ended September 30, 2012 ($154.9 million for the nine months ended September 30, 2011). The increase in cash used for investing activities was primarily due to higher capital expenditures in 2012 which were largely related to our Bison projects.

Financing Activities. Cash from financing activities was $149.3 million for the nine months ended September 30, 2012 ($60.0 million for the nine months ended September 30, 2011). The increase in cash from financing activities in 2012 was primarily due to increased proceeds from long-term debt and common stock issuances. (See Securities.) These increases were partially offset by payments to repay the $14.0 million outstanding borrowings on our $150.0 million line of credit and to redeem $6.0 million of outstanding debt.

ALLETE Third Quarter 2012 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit or the sale of securities or commercial paper. As of September 30, 2012, we had available consolidated bank lines of credit aggregating $406.1 million, the majority of which expire in June 2015. In addition, we have 1.1 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 4.9 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Ltd. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with KCCI, Ltd. in February 2008, as amended most recently on August 3, 2012, with respect to the issuance and sale of up to an aggregate of 9.6 million shares of our common stock, without par value, of which 4.9 million remain available for issuance. For the nine months ended September 30, 2012, 0.9 million shares of common stock were issued under this agreement, for net proceeds of $35.2 million (0.4 million shares were issued for the nine months ended September 30, 2011, for net proceeds of $16.0 million). The shares issued in 2012 were, and the remaining shares may be, offered for sale, from time to time, in accordance with the terms of the amended distribution agreement pursuant to Registration Statement No. 333-170289.

In 2012, we issued 0.4 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $16.9 million (0.4 million shares were issued for net proceeds of $14.1 million in 2011). These shares of common stock were registered under Registration Statement Nos. 333-166515, 333-105225, 333-183051 and 333-162890, respectively.

On July 2, 2012, we issued $160.0 million of the Company’s First Mortgage Bonds (Bonds) in the private placement market in two series. (See Note 8. Short-Term and Long-Term Debt.) On July 16, 2012, we used a portion of the proceeds from the sale of the Bonds to redeem $6.0 million of 6.50 percent Industrial Development Revenue Bonds and to repay outstanding borrowings of $14.0 million on our $150.0 million line of credit. The remaining proceeds will be used to fund utility capital expenditures and/or for general corporate purposes.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are summarized in our 2011 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies.

Capital Requirements

Our capital expenditures for 2012 are expected to be approximately $440 million. For the nine months ended September 30, 2012, capital expenditures totaled $318.3 million ($143.5 million for the nine months ended September 30, 2011). The expenditures were primarily made in the Regulated Operations segment.

OTHER

Environmental Matters

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to future environmental requirements through legislation and/or rulemaking in the future, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. Environmental Matters are summarized in our 2011 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies. We are unable to predict the outcome of the matters discussed.

ALLETE Third Quarter 2012 Form 10-Q

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-sale Securities. As of September 30, 2012, our available-for-sale securities portfolio consisted of securities held to fund certain employee benefits. (See Note 3. Investments.)

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at September 30, 2012, and assuming no other changes to our financial structure, an increase of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2012, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE Third Quarter 2012 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Interim Rate Appeal. In February 2011, Minnesota Power appealed the MPUC’s interim rate decision in the Company’s 2010 rate case with the Minnesota Court of Appeals. The Company appealed the MPUC’s finding of exigent circumstances in the interim rate decision with the primary arguments that the MPUC exceeded its statutory authority, made its decision without the support of a body of record evidence and that the decision violated public policy. The Company desires to resolve whether the MPUC’s finding of exigent circumstances was lawful for application in future rate cases. In December 2011, the Minnesota Court of Appeals concluded that the MPUC did not err in finding exigent circumstances and properly exercised its discretion in setting interim rates. On January 4, 2012, the Company filed a petition for review at the Minnesota Supreme (Court). On February 14, 2012, the Court granted the petition for review and oral arguments were held before the Court on October 9, 2012. A decision is expected in early 2013; however, we cannot predict the outcome at this time.

CapX2020 Bemidji to Grand Rapids Line. In November 2010, the MPUC approved a route permit for the Bemidji to Grand Rapids, Minnesota line and construction for the 230 kV line project commenced in January 2011. The Leech Lake Band of Ojibwe (LLBO) subsequently petitioned the MPUC to suspend or revoke the route permit and also served the CapX2020 owners with a complaint filed in Leech Lake Tribal Court. The CapX2020 owners filed a request for declaratory judgment in the United States District Court for the District of Minnesota (District Court) that the project did not require LLBO consent to cross non-tribal land within the reservation. In June 2012, in a letter to the MPUC, the LLBO withdrew its petition to suspend or revoke the route permit issued to the CapX2020 owners. In August 2012, the LLBO executed and approved a consent decree dismissing the federal court actions and the District Court accepted the motion with prejudice.

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

ITEM 5.  OTHER INFORMATION

Election of Director. On October 26, 2012, the ALLETE Board of Directors (the "Board") elected George Goldfarb to serve on the Board, effective immediately. The Board will determine Mr. Goldfarb’s committee appointments in the future. Mr. Goldfarb will receive compensation for his Board service consistent with the compensation received by the ALLETE’s other non-employee directors, as disclosed in Exhibit 10(n)(10) to ALLETE's Form 10-K for the fiscal year ended December 31, 2011. Mr. Goldfarb, 53, is the President of Maurices, Inc. (Maurices), a wholly-owned subsidiary of Ascena Retail Group, Inc. Mr. Goldfarb has been with Maurices since 1985 and serves on the University of Minnesota-Duluth’s Labovitz School of Business and Economics Board, the US Bank Advisory Board, the Duluth Legacy Endowment Fund Board, and the Woodland Hills Board. The Duluth Legacy Endowment Fund provides grants to help preserve the City of Duluth’s community, neighborhoods and way of life. Woodland Hills is dedicated to providing hope and opportunity to youth, families and communities through a continuum of services for young people that promote behavioral, mental and chemical health as well as physical well-being.

ALLETE Third Quarter 2012 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4
Thirty-third Supplemental Indenture, dated as of July 1, 2012, between the Company and The Bank of New York Mellon, as corporate trustee, and Ming Ryan, as co-trustee (filed as Exhibit 4 to the July 2, 2012, Form 8-K, File No. 1-3548).

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
99
ALLETE News Release dated October 31, 2012, announcing 2012 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE Third Quarter 2012 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

October 31, 2012	/s/ Mark A. Schober
Mark A. Schober
Senior Vice President and Chief Financial Officer

October 31, 2012	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Controller and Vice President – Business Support

ALLETE Third Quarter 2012 Form 10-Q