Form 10-K
period 2012-12-31
ALLETE INC
filed 2013-02-15
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
(218) 279-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

The aggregate market value of voting stock held by nonaffiliates on June 30, 2012, was $1,591,836,880.

As of February 1, 2013, there were 39,468,463 shares of ALLETE Common Stock, without par value, outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE 2012 Form 10-K

ALLETE 2012 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc.
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ArcelorMittal	ArcelorMittal USA, Inc.
ARS	Auction Rate Securities
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison 1	Bison 1 Wind Project
Bison 2	Bison 2 Wind Project
Bison 3	Bison 3 Wind Project
Bison	Bison Wind Energy Center
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
Hibbard	Hibbard Renewable Energy Center
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item___	Item___of this Form 10-K
kV	Kilovolt(s)
Laskin	Laskin Energy Center
LIBOR	London Inter Bank Offered Rate
MACT	Maximum Achievable Control Technology
Magnetation	Magnetation, Inc.
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
MBtu	Million British thermal units
Medicare Part D	Medicare Part D provision of the Patient Protection and Affordable Care Act of 2010

ALLETE 2012 Form 10-K

Definitions (continued)

Mesabi Nugget	Mesabi Nugget Delaware, LLC
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NPDES	National Pollutant Discharge Elimination System
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PolyMet	PolyMet Mining Corporation
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
Standard & Poor’s	Standard & Poor’s Ratings Services
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE 2012 Form 10-K

Forward-Looking Statements

Statements in this report that are not statements of historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there can be no assurance that the expected results will be achieved. Any statements that express, or involve discussions as to, future expectations, risks, beliefs, plans, objectives, assumptions, events, uncertainties, financial performance, or growth strategies (often, but not always, through the use of words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “likely,” “will continue,” “could,” “may,” “potential,” “target,” “outlook” or words of similar meaning) are not statements of historical facts and may be forward-looking.

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

•
regulatory or legislative actions, including those of the United States Congress, state legislatures, the FERC, the MPUC, the PSCW, the NDPSC, the EPA and various state, local and county regulators, and city administrators, that impact our allowed rates of return, capital structure, ability to secure financing, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power, capital investments and other expenses, including present or prospective wholesale and retail competition and environmental matters;

•	our ability to manage expansion and integrate acquisitions;

•	our current and potential industrial and municipal customers’ ability to execute announced expansion plans;

•	the impacts on our Regulated Operations of climate change and future regulation to restrict the emissions of GHG;

•	effects of restructuring initiatives in the electric industry;

•	economic and geographic factors, including political and economic risks;

•	changes in and compliance with laws and regulations;

•	weather conditions, natural disasters and pandemic diseases;

•	war, acts of terrorism and cyber attacks;

•	wholesale power market conditions;

•	population growth rates and demographic patterns;

•	effects of competition, including competition for retail and wholesale customers;

•	zoning and permitting of land held for resale, real estate development or changes in the real estate market;

•	pricing, availability and transportation of fuel and other commodities and the ability to recover the costs of such commodities;

•	changes in tax rates or policies or in rates of inflation;

•	project delays or changes in project costs;

•	availability and management of construction materials and skilled construction labor for capital projects;

•	changes in operating expenses and capital expenditures;

•	global and domestic economic conditions affecting us or our customers;

•	our ability to access capital markets and bank financing;

•	changes in interest rates and the performance of the financial markets;

•	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and

•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements.

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Item 1A under the heading “Risk Factors” beginning on page 27 of this Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can we assess the impact of each of these factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K and in our other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect our business.

ALLETE 2012 Form 10-K

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

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, ALLETE Properties, our Florida real estate investment, and ALLETE Clean Energy, our business aimed at developing or acquiring capital projects that create energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. This segment also includes other business development and corporate expenditures, a small amount of non-rate base generation, approximately 6,100 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2012, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2012	2011	2010

Consolidated Operating Revenue – Millions	$961.2	$928.2	$907.0

Percentage of Consolidated Operating Revenue
Regulated Operations	91%	92%	92%
Investments and Other	9%	8%	8%
	100%	100%	100%

For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies and Note 2. Business Segments.

Regulated Operations

Electric Sales / Customers

Regulated Utility Electric Sales
Year Ended December 31	2012	%	2011	%	2010	%
Millions of Kilowatt-hours
Retail and Municipals
Residential	1,132	9	1,159	9	1,150	9
Commercial	1,436	11	1,433	11	1,433	11
Industrial	7,502	57	7,365	56	6,804	52
Municipals	1,020	8	1,013	7	1,006	7
Total Retail and Municipals	11,090	85	10,970	83	10,393	79
Other Power Suppliers	1,999	15	2,205	17	2,745	21
Total Regulated Utility Electric Sales	13,089	100	13,175	100	13,138	100

ALLETE 2012 Form 10-K

Regulated Operations (Continued)

Seasonality

The operations of our industrial customers, which make up a large portion of our sales portfolio as shown in the table above, are not typically subject to significant seasonal variations. As a result, Minnesota Power is generally not subject to significant seasonal fluctuations in electric sales; however, residential sales as compared to 2011 were down primarily due to unseasonably warm weather during the first four months of 2012. Heating degree days in Duluth, Minnesota were approximately 22 percent lower than the first four months of 2011.

Industrial Customers. In 2012, our industrial customers represented 57 percent of total regulated utility kilowatt-hour sales. Our industrial customers are primarily in the taconite mining, iron concentrate, paper, pulp and wood products, and pipeline industries.

Industrial Customer Electric Sales
Year Ended December 31	2012	%	2011	%	2010	%
Millions of Kilowatt-hours
Taconite/Iron Concentrate	4,968	66	4,874	66	4,324	64
Paper, Pulp and Wood Products	1,571	21	1,560	21	1,573	23
Pipelines and Other Industrial	963	13	931	13	907	13
Total Industrial Customer Electric Sales	7,502	100	7,365	100	6,804	100

Five Minnesota Power taconite customers produce approximately 75 percent of the iron ore produced in the U.S. according to the U.S. Geological Survey’s 2011 Minerals Yearbook published in January 2013. Sales to taconite customers and iron concentrate customers represented 4,968 million kilowatt-hours, or 66 percent, of our total industrial sales in 2012. Taconite, an iron-bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets.

Minnesota Power’s five taconite customers have the capability to produce up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production is exported outside of North America.

During 2012, the domestic steel industry’s production levels enabled Minnesota taconite producers to operate at, or near, full capacity for the entire year. According to the American Iron and Steel Institute (AISI), an association of North American steel producers, U.S. raw steel production operated at approximately 75 percent of capacity in 2012, similar to 2011 levels of 75 percent, and up from 70 percent in 2010.

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Industrial Customers (Continued)

Annual taconite production in Minnesota remained strong at, or near, full production with 39 million tons produced in both 2012 and 2011, up from 35 million tons in 2010. The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years.

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2012*	39
2011	39
2010	35
2009	17
2008	39
2007	38
2006	39
2005	40
2004	39
2003	34
Source: Minnesota Department of Revenue December 2012 Mining Tax Guide for years 2003 - 2011.
* Preliminary data from the Minnesota Department of Revenue.

In addition to serving the taconite industry, Minnesota Power also serves a number of customers in the paper, pulp and wood products industry, which represented 1,571 million kilowatt-hours, or 21 percent, of our total industrial sales in 2012. Four major paper mills, which represent the majority of this load, reported operating at, or near, full capacity for the majority of 2012.

Large Power Customer Contracts. Minnesota Power has 9 Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. The customers consist of five taconite producing facilities (two of which are owned by one company and are served under a single contract), one iron nugget plant, and four paper and pulp mills.

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

All contracts with Large Power Customers continue past the contract termination date unless the required advance notice of cancellation has been given. The required advance notice of cancellation varies from one to four years. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kilowatt-hour sales to such customers. Large Power Customers are required to take all of their purchased electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Item 1. Business – Regulated Operations – Regulatory Matters – Electric Rates.)

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Large Power Customer Contracts (Continued)

Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates. These customers receive estimated bills based on Minnesota Power’s estimate of the customer’s energy usage, forecasted energy prices, and fuel clause adjustment estimates. Minnesota Power’s four taconite-producing Large Power Customers have generally predictable energy usage on a week-to-week basis, and any differences that occur are trued-up the following month.

Contract Status for Minnesota Power Large Power Customers
As of February 1, 2013

Customer	Industry	Location	Ownership	Earliest Termination Date
ArcelorMittal – Minorca Mine (a)	Taconite	Virginia, MN	ArcelorMittal	January 31, 2017
Hibbing Taconite Co. (a)	Taconite	Hibbing, MN	62.3% ArcelorMittal 23.0% Cliffs Natural Resources Inc. 14.7% USS Corporation	January 31, 2017
United Taconite LLC (a)	Taconite	Eveleth, MN	Cliffs Natural Resources Inc.	January 31, 2017
USS Corporation (USS – Minnesota Ore) (a,b)	Taconite	Mt. Iron, MN and Keewatin, MN	USS Corporation	January 31, 2017
Mesabi Nugget	Iron Nugget	Hoyt Lakes, MN	80% Steel Dynamics, Inc. 20% Kobe Steel USA	December 31, 2017
Boise White Paper, LLC	Paper	International Falls, MN	Boise Paper Holdings, LLC	January 31, 2015
UPM, Blandin Paper Mill (a)	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	January 31, 2017
NewPage Corporation – Duluth Mill (c)	Paper and Pulp	Duluth, MN	NewPage Corporation	December 31, 2022
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	January 31, 2017

(a)
The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is January 31, 2017.

(b)	USS Corporation owns both the Minntac Plant in Mountain Iron, MN and the Keewatin Taconite Plant in Keewatin, MN.

(c)
NewPage emerged from Chapter 11 bankruptcy in December 2012. The Duluth mill operations continued without interruption throughout the bankruptcy proceedings and a new 10-year contract was approved by the MPUC in a December 10, 2012 order. (See Note 1. Operations and Significant Accounting Policies – Concentration of Credit Risk.)

Residential and Commercial Customers. In 2012, our residential and commercial customers represented 20 percent of total regulated utility kilowatt-hour sales. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 143,000 residential and commercial customers. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 12,000 natural gas customers and 10,000 water customers.

Municipal Customers. In 2012, our municipal customers represented 8 percent of total regulated utility kilowatt-hour sales, which included 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P is also a private utility in Wisconsin and a customer of Minnesota Power. The private non-affiliated utility in Wisconsin, which requires 17 MW of average monthly demand, has submitted a cancellation notice with termination effective December 31, 2013. (See Item 1. Business – Regulated Operations – Regulatory Matters.)

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

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

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Other Power Suppliers (Continued)

Minnkota Power Sales Agreement. In December 2009, Minnesota Power entered into a power sales agreement with Minnkota Power. Under the power sales agreement, Minnesota Power will sell a portion of its output from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. (See Note 11. Commitments, Guarantees and Contingencies.)

Power Supply

In order to meet our customers’ electric requirements, we utilize a mix of Company generation and purchased power. The Company’s generation is primarily coal-fired, but also includes approximately 91 MW of hydroelectric generation from ten hydro stations in Minnesota, 317 MW of nameplate capacity wind generation, and 81 MW of biomass co-fired generation. Purchased power consists of long-term coal, wind and hydro PPAs as well as market purchases. The following table reflects the Company’s generating capabilities as of December 31, 2012, and total electrical output for 2012. Minnesota Power had an annual net peak load of 1,633 MW on July 2, 2012.

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Power Supply (Continued)

				Year Ended
	Unit	Year	Net	December 31, 2012
Regulated Utility Power Supply	No.	Installed	Capability	Generation and Purchases
			MW	MWh	%
Coal-Fired
Boswell Energy Center	1	1958	68
in Cohasset, MN	2	1960	68
	3	1973	362
	4	1980	468	(a)
			966	6,484,096	48.6
Laskin Energy Center	1	1953	47
in Hoyt Lakes, MN	2	1953	50
			97	368,364	2.8
Taconite Harbor Energy Center	1	1957	79
in Schroeder, MN	2	1957	76
	3	1967	84
			239	872,319	6.4
Total Coal			1,302	7,724,779	57.8
Biomass/Coal/Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	58	20,332	0.2
Cloquet Energy Center in Cloquet, MN	5	2001	23	66,803	0.5
Total Biomass/Coal/Natural Gas			81	87,135	0.7
Hydro (b)
Group consisting of ten stations in MN	Multiple	Multiple	91	285,118	2.1
Wind (c)
Taconite Ridge Energy Center in Mt. Iron, MN	Multiple	2008	4	62,393	0.5
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2012	42	280,869	2.1
Total Wind			46	343,262	2.6
Total Company Generation			1,520	8,440,294	63.2
Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND				1,630,776	12.2
Wind - Oliver County, ND				341,105	2.6
Hydro - Manitoba Hydro in Winnipeg, MB, Canada				359,395	2.7
Total Long-Term Purchased Power				2,331,276	17.5
Other Purchased Power (d)				2,577,648	19.3
Total Purchased Power				4,908,924	36.8
Total			1,520	13,349,218	100.0

(a)	Boswell Unit 4 net capability shown above reflects Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 4. Jointly-Owned Facilities.)

(b)
In June 2012, record rainfall and flooding occurred near Duluth, Minnesota and surrounding areas impacting Minnesota Power’s hydro system, particularly the Thomson Energy Center, which is currently off-line due to damage to the forebay canal and flooding at the facility. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Hydro Operations.)

(c)
Taconite Ridge consists of 10 wind turbine generator units with a total nameplate capacity of 25 MW. Bison Wind Energy Center consists of 101 wind turbine generator units, with a total nameplate capacity of 292 MW. The net capability reflected in the table is the actual accredited capacity of the facility, which is the amount of net generating capability associated with the facility for which capacity credit was obtained using limited historical data. As more data is collected, actual accredited capacity may increase. Bison 1 was commissioned in December 2010 and January 2012 while Bison 2 and Bison 3 were commissioned in December 2012.

(d)	Includes short-term market purchases in the MISO market and from Other Power Suppliers.

ALLETE 2012 Form 10-K

Regulated Operations (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2012 for electric generation at Minnesota Power’s coal-fired generating stations was approximately 4.6 million tons. As of December 31, 2012, Minnesota Power had a coal inventory of 0.8 million tons. Minnesota Power’s coal supply agreements have expiration dates through 2014. In 2013, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power also continues to explore other future coal supply options. We believe that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Minnesota Power also has transportation agreements in place for the delivery of a significant portion of its coal requirements. These transportation agreements have expiration dates through 2015. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2012	2011	2010
Average Price per Ton	$29.58	$28.85	$25.49
Average Price per MBtu	$1.64	$1.60	$1.42

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain hydro and wind generating facilities.

Square Butte PPA. Under the long-term agreement with Square Butte, which expires at the end of 2026, Minnesota Power is currently entitled to 50 percent of the output of a 455-MW coal-fired generating unit located near Center, North Dakota. (See Note 11. Commitments, Guarantees and Contingencies.) BNI Coal supplies lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite burned in 2012 was approximately $1.35 per MBtu.

Minnkota Power PPA. On December 12, 2012, Minnesota Power entered into a long-term PPA with Minnkota Power. Under this agreement Minnesota Power will purchase 50 MW of capacity and the energy associated with that capacity over the term June 1, 2016 through May 31, 2020. The agreement includes a fixed capacity charge and energy pricing that escalates at a fixed rate annually over the term.

Oliver Wind I and II PPAs. In 2006 and 2007, Minnesota Power entered into two long-term wind PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) — wind facilities located near Center, North Dakota. Each agreement is for 25 years and provides for the purchase of all output from the facilities at fixed energy prices. There are no fixed capacity charges, and we only pay for energy as it is delivered to us.

Manitoba Hydro PPAs. Minnesota Power has a long-term PPA with Manitoba Hydro that expires in April 2015. Under this agreement, Minnesota Power is purchasing 50 MW of capacity and the energy associated with that capacity. Both the capacity price and the energy price are adjusted annually by the change in a governmental inflationary index.

Minnesota Power has a separate long-term PPA with Manitoba Hydro to purchase surplus energy through April 2022. This energy-only transaction primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement, Minnesota Power will purchase at least one million MWh of energy over the contract term.

In May 2011, Minnesota Power and Manitoba Hydro signed a long-term PPA. The PPA calls for Manitoba Hydro to sell 250 MW of capacity and energy to Minnesota Power for 15 years beginning in 2020 and is subject to construction of additional transmission capacity between Manitoba and the U.S., along with construction of new hydroelectric generating capacity in Manitoba (See Item 1. Business – Regulated Operations – Transmission and Distribution.) The capacity price is adjusted annually until 2020 by a change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for a change in a governmental inflationary index and a natural gas index, as well as market prices.

ALLETE 2012 Form 10-K

Regulated Operations (Continued)

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (8 miles), 345 kV (29 miles), 250 kV (465 miles), 230 kV (698 miles), 161 kV (43 miles), 138 kV (128 miles), 115 kV (1,244 miles) and less than 115 kV (6,233 miles). We own and operate 170 substations with a total capacity of 11,322 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

CapX2020. Minnesota Power is a participant in the CapX2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives, municipal and investor-owned utilities, including Minnesota’s largest transmission owners, has assessed the transmission system and projected growth in customer demand for electricity through 2020. Studies show that the region’s transmission system will require major upgrades and expansion to accommodate increased electricity demand as well as support renewable energy expansion through 2020.

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

Based on projected costs of the three transmission lines and the allocation agreements among participating utilities, Minnesota Power plans to invest between $100 million and $110 million in the CapX2020 initiative through 2015. A total of $48.2 million was spent through December 31, 2012, of which $37.3 million related to the Fargo, North Dakota to Monticello, Minnesota projects and $10.9 million related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project ($27.8 million as of December 31, 2011 of which $20.4 million related to the Fargo, North Dakota to Monticello, Minnesota projects and $7.4 million related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project). As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.

Great Northern Transmission Line. As a condition of the long-term PPA signed in May 2011 with Manitoba Hydro, construction of additional transmission capacity is required. (See Item 1. Business – Regulated Operations – Power Supply.) In February 2012, Minnesota Power and Manitoba Hydro proposed construction of the Great Northern Transmission Line, a 500 kV transmission line between Manitoba and Minnesota’s Iron Range, in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy, which is targeted to be in service in 2020. Total project cost and cost allocations are still to be determined. The Great Northern Transmission Line is subject to various federal and state regulatory approvals. In addition, Manitoba Hydro must obtain regulatory and governmental approvals related to new transmission lines and hydroelectric generation development in Canada.

ATC Joint Development. Minnesota Power and ATC are evaluating the joint development of a 345 kV transmission line from Minnesota’s Iron Range to Duluth, Minnesota, for service after 2020, connecting to the Great Northern Transmission Line. This is in addition to assessing transmission alternatives in Wisconsin that would allow for the movement of more renewable energy in the Upper Midwest while at the same time strengthening electric reliability in the region. Total project costs, ownership shares and cost allocation are still to be determined.

Investment in ATC

Rainy River Energy, our wholly-owned subsidiary, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC rates are FERC-approved and are based on a 12.2 percent return on common equity dedicated to utility plant. We account for our investment in ATC under the equity method of accounting. As of December 31, 2012, our equity investment in ATC was $107.3 million ($98.9 million at December 31, 2011). (See Note 6. Investment in ATC.)

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Investment in ATC (Continued)

In September 2012, ATC updated its 10-year transmission assessment covering the years 2012 through 2021 which identifies between $3.9 and $4.8 billion in transmission system improvements. These investments by ATC are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

In April 2011, ATC and Duke Energy Corporation announced the creation of a joint venture, Duke-American Transmission Co. (DATC) that intends to build, own and operate new electric transmission infrastructure in the U.S. and Canada. DATC is subject to the rules and regulations of the FERC, MISO, PJM Interconnection LLC and various other independent system operators and state regulatory authorities. In September 2011, DATC announced its first set of proposed transmission projects, which include seven new transmission line projects in five Midwestern states. The individual projects have a total cost of approximately $4 billion. We intend to maintain our approximate 8 percent ownership interest in ATC.

Properties

We own office and service buildings, an energy control center, repair shops, and storerooms in various localities. All of our electric plants are subject to mortgages, which collateralize the outstanding first mortgage bonds of Minnesota Power and SWL&P. All of our generating plants and most of our substations are located on real property owned by us, subject to the lien of a mortgage, whereas most of our electric lines are located on real property owned by others with appropriate easement rights or necessary permits from governmental authorities. WPPI Energy owns 20 percent of Boswell Unit 4. WPPI Energy has the right to use our transmission line facilities to transport its share of Boswell generation. (See Note 4. Jointly-Owned Facilities.)

Regulatory Matters

We are subject to the jurisdiction of various regulatory authorities and other organizations. The MPUC has regulatory authority over Minnesota Power’s service area in Minnesota, retail rates, retail services, capital structure, issuance of securities and other matters. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for the sale of electricity for resale and transmission of electricity in interstate commerce, certain accounting and record-keeping practices and ATC. The NERC has been certified by the FERC as the national electric reliability organization and has jurisdiction over certain aspects of the Company’s generation and transmission operations, including cybersecurity relating to reliability. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas, water, issuances of securities, and other matters. The NDPSC has jurisdiction over site and route permitting of generation and transmission facilities necessary for construction in North Dakota.

Electric Rates. All rates and contract terms in our Regulated Operations are subject to approval by applicable regulatory authorities. Minnesota Power designs its retail electric service rates based on cost of service studies under which allocations are made to the various classes of customers as approved by the MPUC. Nearly all retail sales include billing adjustment clauses, which adjust electric service rates for changes in the cost of fuel and purchased energy, recovery of current and deferred conservation improvement program expenditures and recovery of certain environmental, transmission and renewable expenditures.

Information published by the Edison Electric Institute (Typical Bills and Average Rates Report – Summer 2012 and Rankings – July 1, 2012) ranked Minnesota Power as having the fourth lowest average retail rates out of 169 utilities in the U.S. Minnesota Power had the lowest rates in Minnesota and second lowest in the region consisting of Iowa, Kansas, Minnesota, Missouri, North Dakota, South Dakota and Wisconsin.

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

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Regulatory Matters (Continued)

In February 2011, Minnesota Power appealed the MPUC’s interim rate decision in the Company’s 2010 rate case to the Minnesota Court of Appeals. The Company appealed the MPUC’s finding of exigent circumstances in the interim rate decision with the primary arguments being that the MPUC exceeded its statutory authority, made its decision without the support of a body of record evidence and that the decision violated public policy. The Company desires to resolve whether the MPUC’s finding of exigent circumstances was lawful for application in future rate cases. In December 2011, the Minnesota Court of Appeals concluded that the MPUC did not err in finding exigent circumstances and properly exercised its discretion in setting interim rates. On January 4, 2012, the Company filed a petition for review at the Minnesota Supreme Court (Court). On February 14, 2012, the Court granted the petition for review and oral arguments were held before the Court on October 9, 2012. A decision is expected in early 2013; however, we cannot predict the outcome at this time.

Pension. In December 2011, the Company filed a petition with the MPUC requesting a mechanism to recover the cost of capital associated with the prepaid pension asset (or liability) created by the required contributions under the pension plan in excess of (or less than) annual pension expense. The Company further requested a mechanism to defer pension expenses in excess of (or less than) those currently being recovered in base rates. On February 14, 2013, the MPUC denied the Company's petition for recovery of the pension asset and deferral of expenses outside of a general rate case. The MPUC decision does not impact the results of operations for the year ended December 31, 2012.

ALLETE Clean Energy. In August 2011, the Company filed with the MPUC for approval of certain affiliated interest agreements between ALLETE and ALLETE Clean Energy. These agreements relate to various relationships with ALLETE, including the accounting for certain shared services, as well as the transfer of transmission and wind development rights in North Dakota to ALLETE Clean Energy. These transmission and wind development rights are separate and distinct from those needed by Minnesota Power to meet Minnesota’s renewable energy standard requirements. On July 23, 2012, the MPUC issued an order approving certain administrative items related to accounting for shared services and the transfer of meteorological towers, while deferring decisions related to transmission and wind development rights pending the MPUC’s further review of Minnesota Power’s future retail electric service needs.

Bison Wind Energy Center. Our Bison Wind Energy Center in North Dakota consists of 292 MW of nameplate capacity. The 82 MW Bison 1 wind facility was completed in two phases; the first phase in 2010 and the second phase in January 2012. The 105 MW Bison 2 and 105 MW Bison 3 wind facilities were completed in December 2012. Total project costs for our Bison Wind Energy Center were $473.3 million through December 31, 2012. In September 2011 and November 2011, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to Bison 2 and Bison 3, respectively.

Current customer billing rates were approved by the MPUC in a November 2011 order and are based on investments and expenditures associated with Bison 1. We anticipate filing a cost recovery petition with the MPUC in the first half of 2013 to update customer billing rates for Bison 1 and to include investments and expenditures associated with Bison 2 and Bison 3.

Integrated Resource Plan. In May 2011, the MPUC issued its final order approving our 2010 Integrated Resource Plan. As a condition of the final order, a required baseload diversification study evaluating the impact of additional environmental regulations over the next two decades was filed on February 6, 2012. Minnesota Power’s Integrated Resource Plan to be filed on March 1, 2013, will detail our “EnergyForward” strategic plan (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward), and will include an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class.

Boswell Mercury Emissions Reduction Plan. Minnesota Power is required to implement a mercury emissions reduction project for Boswell Unit 4 under the Minnesota Mercury Emissions Reduction and the Federal MATS rule. On August 31, 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls by early 2016 to address both the Minnesota mercury emissions reduction requirements and the Federal MATS rule. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures and are estimated to be between $350 million and $400 million. The MPCA has 180 days to comment on the mercury emissions reduction plan, which then is reviewed by the MPUC for a decision. We expect a decision by the MPUC on the plan in the third quarter of 2013. After approval by the MPUC we anticipate filing a petition to include investments and expenditures in customer billing rates.

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Regulatory Matters (Continued)

Transmission Investments. We have an approved cost recovery rider in place for certain transmission expenditures and the continued use of our 2009 billing factor was approved by the MPUC in May 2011. The billing factor allows us to charge our retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. In June 2011, we filed a request with the MPUC to approve an updated billing factor that includes additional transmission expenditures, which we expect to be approved in the first quarter of 2013.

Conservation Improvement Program (CIP). Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues from service provided in the state on energy CIPs each year. These investments are recovered from retail customers through a combination of the conservation cost recovery charge included in retail base rates and a conservation program adjustment, which is adjusted annually through the CIP consolidated filing. The MPUC allows utilities to accumulate, in a deferred account for future cost recovery, all CIP expenditures, any financial incentive earned for cost-effective program achievements, and a carrying charge on the deferred account balance. Minnesota’s Next Generation Energy Act of 2007 introduced, in addition to the minimum spending requirements, an energy-saving goal of 1.5 percent of gross annual retail electric energy sales beginning with program year 2010. In June 2010, a triennial filing was submitted for 2011 through 2013, and was subsequently approved by the Minnesota Department of Commerce. Minnesota Power’s CIP investment goal was $6.0 million for 2012 ($5.9 million for 2011; $4.6 million for 2010), with actual spending of $6.8 million in 2012 ($6.3 million in 2011; $5.6 million in 2010).

In light of the changes in the Next Generation Energy Act of 2007, the MPUC adjusted the utility performance incentive to recognize utilities for making progress toward and meeting the energy-savings goals established. This new incentive mechanism became effective beginning with the 2010 program year. On March 30, 2012, Minnesota Power submitted its 2011 CIP consolidated filing that calculated CIP financial incentives based upon the MPUC’s new mechanism. The total requested incentive was $7.8 million in 2012 ($6.8 million in 2011 related to the 2010 CIP consolidated filing). The requested CIP financial incentive was approved by the MPUC in an order received on November 27, 2012, and was recorded as revenue and as a regulatory asset; the approved financial incentive will be billed in 2013.

Rapids Energy Center. On December 19, 2012, Minnesota Power filed with the MPUC for approval to transfer the assets of Rapids Energy Center from non-rate base generation to Minnesota Power’s Regulated Operations. Rapids Energy Center is a generation facility that is located at the UPM, Blandin Paper Mill (Blandin). Minnesota Power and Blandin entered into a new electric service agreement in September 2012 which is also subject to MPUC approval. We expect a decision from the MPUC on these filings in mid-2013.

Federal Energy Regulatory Commission. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for transmission of electricity in interstate commerce and electricity sold at wholesale (including the rates for our municipal customers), natural gas transportation, certain accounting and record-keeping practices, certain activities of our regulated utilities, and the operations of ATC. FERC jurisdiction also includes enforcement of NERC mandatory electric reliability standards. Violations of FERC rules are potentially subject to enforcement action by the FERC including financial penalties up to $1 million per day per violation.

Minnesota Power’s non-affiliated municipal customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a customer of Minnesota Power. Minnesota Power’s formula-based contract with the City of Nashwauk is effective April 1, 2013 through June 30, 2024, and the restated formula-based contracts with the remaining 15 Minnesota municipal customers and SWL&P are effective through June 30, 2019. The rates included in these contracts are calculated using a cost-based formula methodology that is set each July 1, using estimated costs and a rate of return that is equal to our authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred. The contract terms include a termination clause requiring a three-year notice to terminate. Under the City of Nashwauk contract, no termination notice may be given prior to July 1, 2021. Under the restated contracts, no termination notices may be given prior to June 30, 2016. A two-year cancellation notice is required for the one private non-affiliated utility in Wisconsin. This customer submitted a cancellation notice with termination effective on December 31, 2013. The 17 MW of average monthly demand provided to this customer is expected to be used to supply energy to prospective customers beginning in 2014.

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Regulatory Matters (Continued)

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters.

During 2012, SWL&P’s retail rates were based on a 2010 PSCW retail rate order, which was effective January 1, 2011. SWL&P’s 2013 retail rates are based on a 2012 PSCW retail rate order, effective January 1, 2013, and allows for a 10.9 percent return on common equity. The new rates reflect an average overall increase of 2.4 percent for retail customers (a 13.8 percent increase in water rates, a 1.2 percent increase in electric rates, and a 2.0 percent decrease in natural gas rates). On an annualized basis, the rate increase will generate approximately $1.7 million in additional revenue.

North Dakota Public Service Commission. The NDPSC has jurisdiction over site and route permitting of generation and transmission facilities in North Dakota.

Regional Organizations

Midwest Independent Transmission System Operator, Inc. (MISO). Minnesota Power and SWL&P are members of MISO, a regional transmission organization. While Minnesota Power and SWL&P retain ownership of their respective transmission assets, their transmission networks are under the regional operational control of MISO. Minnesota Power and SWL&P take and provide transmission service under the MISO open access transmission tariff. MISO continues its efforts to standardize rates, terms, and conditions of transmission service over its region, which encompasses all or parts of 11 states and the Canadian province of Manitoba, and over 100,000 MW of generating capacity.

North American Electric Reliability Corporation (NERC). The NERC has been certified by the FERC as the national electric reliability organization. The NERC ensures the reliability and security of the North American bulk power system. The NERC oversees eight regional entities that establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems. Minnesota Power is subject to these reliability requirements and can incur significant penalties for failing to comply with them.

Midwest Reliability Organization (MRO). Minnesota Power is a member of the MRO, one of the eight regional entities overseen by the NERC that is responsible for: (1) developing and implementing electricity reliability standards; (2) enforcing compliance with those standards; (3) providing seasonal and long-term assessments of the bulk power system’s ability to meet demand for electricity; and (4) providing an appeals and dispute resolution process.

The MRO region spans the Canadian provinces of Saskatchewan and Manitoba, all of North Dakota, Minnesota, Nebraska and the majority of South Dakota, Iowa and Wisconsin. The region includes more than 100 organizations that are involved in the production and delivery of power to more than 20 million people. These organizations include municipal utilities, cooperatives, investor-owned utilities, a federal power marketing agency, Canadian Crown corporations, independent power producers and others who have interests in the reliability of the bulk power system.

Minnesota Legislation

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of Minnesota Power’s total retail and municipal energy sales in Minnesota be from renewable energy sources by 2025. The law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power met the 2012 milestone and has developed a plan to meet the future renewable milestones which is included in its 2010 Integrated Resource Plan. The MPUC approved the Integrated Resource Plan in its order issued in May 2011. Minnesota Power will submit its next Integrated Resource Plan on March 1, 2013, and include an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025.

ALLETE 2012 Form 10-K

Regulated Operations (Continued)
Minnesota Legislation (Continued)

Minnesota Power has taken several steps in executing its renewable energy strategy through key renewable projects that will ensure we meet the identified state mandate at the lowest cost for customers. We have executed two long-term PPAs with an affiliate of NextEra Energy, Inc. for wind energy in North Dakota (Oliver Wind I and II). Other steps include Taconite Ridge, our 25 MW wind facility located in northeastern Minnesota, and our 292 MW Bison Wind Energy Center in North Dakota. Approximately 20 percent of the Company’s total retail and municipal energy sales will be supplied by renewable energy sources in 2013.

Competition

Retail electric energy sales in Minnesota and Wisconsin are made to customers in assigned service territories. As a result, most retail electric customers in Minnesota do not have the ability to choose their electric supplier. Large energy users of 2 MW and above that are located outside of a municipality may be allowed to choose a supplier upon MPUC approval. Minnesota Power serves 10 Large Power facilities over 10 MW, none of which have engaged in a competitive rate process. No other large commercial or small industrial customers in Minnesota Power’s service territory have attempted to seek a provider outside Minnesota Power’s service territory since 1994. Retail electric and natural gas customers in Wisconsin do not have the ability to choose their energy supplier. In both states, however, electricity may compete with other forms of energy. Customers may also choose to generate their own electricity, or substitute other forms of energy for their manufacturing processes.

For the year ended December 31, 2012, 8 percent of the Company’s electric energy sales were to municipal customers in Minnesota and a private non-affiliated utility in Wisconsin by contract under a formula-based rate approved by FERC. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. (See Item 1. Business – Regulated Operations – Regulatory Matters.)

The FERC has continued with its efforts to promote a more competitive wholesale market through open-access electric transmission and other means. As a result, our electric sales to Other Power Suppliers and our purchases to supply our retail and wholesale load are made in the competitive market.

Franchises

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 94 cities. The remaining cities, villages and towns served by us do not require a franchise to operate. SWL&P serves customers with electric, natural gas and/or water systems in 1 city and 16 villages and towns.

Investments and Other

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, ALLETE Properties, our Florida real estate investment, and ALLETE Clean Energy, our business aimed at developing or acquiring capital projects that create energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. This segment also includes other business development and corporate expenditures, a small amount of non-rate base generation, approximately 6,100 acres of land in Minnesota, and earnings on cash and investments.

BNI Coal

BNI Coal is a supplier of lignite in North Dakota, producing about 4 million tons annually. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Coal’s production of lignite under a cost plus fixed fee coal supply agreement extending through 2026. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 11. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2012, BNI had a $11.0 million asset reclamation obligation ($10.3 million at December 31, 2011) included in other non-current liabilities on our Consolidated Balance Sheet. These costs are included in the cost plus fixed fee contract, for which an asset reclamation cost receivable was included in other non-current assets on our Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 11. Commitments, Guarantees and Contingencies.) BNI Coal has lignite reserves of an estimated 650 million tons.

ALLETE 2012 Form 10-K

Investments and Other (Continued)

ALLETE Properties

ALLETE Properties represents our Florida real estate investment. Our current strategy for the assets is to complete and maintain key entitlements and infrastructure improvements without requiring significant additional investment, sell the portfolio when opportunities arise and reinvest the proceeds in our growth initiatives. ALLETE does not intend to acquire additional Florida real estate.

Our two major development projects are Town Center and Palm Coast Park. Another major project, Ormond Crossings, is in the permitting stage. The City of Ormond Beach, Florida, approved a development agreement for Ormond Crossings which will facilitate development of the project as currently planned. Separately, the Lake Swamp wetland mitigation bank was permitted on land that was previously part of Ormond Crossings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook for more information on ALLETE Properties’ land holdings.

Seller Financing. ALLETE Properties occasionally provides seller financing to certain qualified buyers. At December 31, 2012, outstanding finance receivables were $1.4 million, net of reserves, with maturities through 2014. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

ALLETE Clean Energy

In June 2011, we established ALLETE Clean Energy, a wholly-owned subsidiary of ALLETE. ALLETE Clean Energy operates independently of Minnesota Power to develop or acquire capital projects aimed at creating energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. ALLETE Clean Energy intends to market to electric utilities, cooperatives, municipalities, independent power marketers and large end-users across North America through long-term contracts or other sale arrangements. In August 2011, the Company filed with the MPUC for approval of certain affiliated interest agreements between ALLETE and ALLETE Clean Energy. (See Item 1. Business – Regulated Operations – Regulatory Matters.)

Non-Rate Base Generation

As of December 31, 2012, non-rate base generation consists of 29 MW of generation at Rapids Energy Center. In 2012, we sold 0.1 million MWh of non-rate base generation (0.1 million in 2011 and 0.1 million in 2010).

Non-Rate Base Power Supply	Unit No.	Year Installed	Year Acquired	Net Capability (MW)
Rapids Energy Center (a)
in Grand Rapids, MN
Steam – Biomass (b)	6 & 7	1969, 1980	2000	28
Hydro – Conventional Run-of-River	4 & 5	1917, 1948	2000	1

(a)	The net generation is primarily dedicated to the needs of one customer.

(b)	Rapids Energy Center’s fuel supply is supplemented by coal.

On December 19, 2012, Minnesota Power filed with the MPUC for approval to transfer the assets of Rapids Energy Center from non-rate base generation to Minnesota Power’s Regulated Operations (see Item 1. Business – Regulated Operations – Regulatory Matters.).

ALLETE 2012 Form 10-K

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

We consider our businesses to be in substantial compliance with currently applicable environmental regulations and believe all necessary permits to conduct such operations have been obtained. Due to expected future restrictive environmental requirements imposed through legislation and/or rulemaking, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. Minnesota Power has evaluated various environmental compliance scenarios using possible ranges of future environmental regulations to project power supply trends and impacts on customers. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

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

New Source Review (NSR). In August 2008, Minnesota Power received a Notice of Violation (NOV) from the EPA asserting violations of the NSR requirements of the Clean Air Act at Boswell Units 1, 2, 3 and 4 and Laskin Unit 2. The NOV asserts that seven projects undertaken at these coal-fired plants between the years 1981 and 2000 should have been reviewed under the NSR requirements and that the Boswell Unit 4 Title V permit was violated. In April 2011, Minnesota Power received a NOV alleging that two projects undertaken at Rapids Energy Center in 2004 and 2005 should have been reviewed under the NSR requirements and that the Rapids Energy Center’s Title V permit was violated. Minnesota Power believes the projects specified in the NOVs were in full compliance with the Clean Air Act, NSR requirements and applicable permits. Resolution of the NOVs will likely result in civil penalties, which we do not believe will be material to our results of operations, and the installation of additional pollution control equipment, some of which is already planned or which has been completed to comply with other regulatory requirements. We are engaged in discussions with the EPA regarding resolution of these matters, but we are unable to estimate the expenditures, or range of expenditures that may be required upon resolution. Any costs of installing additional pollution control equipment would likely be eligible for recovery in rates over time subject to regulatory approval in a rate proceeding.

Cross-State Air Pollution Rule (CSAPR). In July 2011, the EPA issued the CSAPR, which replaced the EPA’s 2005 CAIR. However, on August 21, 2012, a three judge panel of the District of Columbia Circuit Court of Appeals vacated the CSAPR, ordering that the CAIR remain in effect while a CSAPR replacement rule is promulgated. The EPA and other parties to the case have until April 24, 2013, to request that the Supreme Court review the matter. The CSAPR would have required states in the CSAPR region, including Minnesota, to significantly improve air quality by reducing power plant emissions that contribute to ozone and/or fine particle pollution in other states. The CSAPR did not directly require the installation of controls. Instead, the rule would have required facilities to have sufficient emission allowances to cover their emissions on an annual basis. These allowances would have been allocated to facilities from each state’s annual budget and would also have been able to be bought and sold.

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

ALLETE 2012 Form 10-K

Environmental Matters (Continued)
Air (Continued)

Since 2006, we have significantly reduced emissions at our Laskin, Taconite Harbor and Boswell generating units. Based on our expected generation, these emission reductions would have satisfied Minnesota Power’s SO2 and NOX emission compliance obligations with respect to the EPA-allocated CSAPR allowances for 2012. Minnesota Power will continue to track the EPA activity related to promulgation of a CSAPR replacement rule. We are unable to predict any additional compliance costs we might incur if the CSAPR is reinstated or if a CSAPR replacement rule is promulgated.

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

In December 2011, the EPA published in the Federal Register a proposal to approve the trading program in the CSAPR as an alternative to determining BART. However, as a result of the August 2012 District of Columbia Circuit Court of Appeals decision to vacate the CSAPR (See CSAPR), Minnesota Power is now evaluating whether significant additional expenditures at Taconite Harbor Unit 3 will be required to comply with BART requirements under the Regional Haze Rule. If additional regional haze related controls are ultimately required, Minnesota Power will have up to five years from the final rule promulgation to bring Taconite Harbor Unit 3 into compliance with the Regional Haze Rule requirements. It is uncertain what controls would ultimately be required at Taconite Harbor Unit 3 under this scenario. On January 30, 2013, Minnesota Power announced “EnergyForward”, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes retiring Taconite Harbor Unit 3 in 2015, subject to MPUC approval. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register on February 16, 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans, and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs, and work practice standards for the remaining categories. Affected sources must be in compliance with the rule by April 2015. States have the authority to grant sources a one-year extension. Minnesota Power was notified by the MPCA that they have approved Minnesota Power’s request of an additional year extending the date of compliance for the Boswell Unit 4 retrofit to April 1, 2016. Compliance at our Boswell Unit 4 to address the final MATS rule is expected to result in capital expenditures totaling between $350 million and $400 million through 2016. Our “EnergyForward” plan also includes the conversion of Laskin Units 1 and 2 to natural gas addressing the MATS requirements. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters. In March 2011, a final rule was published in the Federal Register for industrial boiler maximum achievable control technology (Industrial Boiler MACT). The rule was stayed by the EPA in May 2011, to allow the EPA time to consider additional comments received. The EPA re-proposed the rule in December 2011. On January 9, 2012, the United States District Court for the District of Columbia ruled that the EPA stay of the Industrial Boiler MACT was unlawful, effectively reinstating the March 2011 rule and associated compliance deadlines. A final rule based on the December 2011 proposal, which supersedes the March 2011 rule, was released on December 21, 2012. Major sources have three years to achieve compliance with the final rule. Minnesota Power is in the process of assessing the impact of this rule on our affected units including the Hibbard Renewable Energy Center and Rapids Energy Center. Costs for complying with the final rule cannot be estimated at this time.

ALLETE 2012 Form 10-K

Environmental Matters (Continued)

Minnesota Mercury Emissions Reduction Act. Under the 2006 Minnesota Mercury Emissions Reduction Act, Minnesota Power is required to implement a mercury emissions reduction project for Boswell Unit 4 by December 31, 2018. On August 31, 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls to address both the Minnesota mercury emissions reduction requirements and the Federal MATS rule, which also regulates mercury emissions. Minnesota Power's request of an additional year extending the date of compliance for the Boswell Unit 4 retrofit to April 1, 2016, was approved by the MPCA. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule discussed above.

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

Particulate Matter NAAQS. The EPA finalized the NAAQS Particulate Matter standards in September 2006. Since then, the EPA has established a more stringent 24-hour average fine particulate matter (PM2.5) standard; the annual PM2.5 standard and the 24-hour coarse particulate matter standard have remained unchanged. The United States Court of Appeals for the District of Columbia Circuit remanded the annual PM2.5 standard to the EPA, requiring consideration of lower annual standard values. The EPA proposed new PM2.5 standards on June 14, 2012.

On December 14, 2012, the EPA confirmed in a final rule that the current annual PM2.5 standard, which has been in place since 1997, will be lowered, while retaining the current 24-hour PM2.5 standard. To implement the new lower annual PM2.5 standard, the EPA is also revising aspects of relevant monitoring, designations and permitting requirements. New projects and permits must comply with the new lower standard, and compliance with the NAAQS at the facility level is generally demonstrated by modeling. To bridge the transition to the lower standard, the EPA is finalizing a grandfathering provision to ensure that projects and pending permits already underway are not unduly delayed.

Under the final rule, states will be responsible for additional PM2.5 monitoring, which will likely be accomplished by relocation or repurposing of existing monitors. States are expected to propose attainment designations by December 2013, based on already available monitoring data. The EPA believes that most U.S. counties currently already meet the new standard and plans to finalize designations of attainment by December 2014. For those counties that the EPA does not designate as having already met the requirements of the new standard, specific dates for required attainment will depend on technology availability, state permitting goals, potential legal challenges and other factors.

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

ALLETE 2012 Form 10-K

Environmental Matters (Continued)

Climate Change. The scientific community generally accepts that emissions of GHGs are linked to global climate change. Climate change creates physical and financial risk. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased temperatures; and the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

•	Expand our renewable energy supply;

•	Provide energy conservation initiatives for our customers and engage in other demand side efforts;

•	Support research of technologies to reduce carbon emissions from generation facilities and carbon sequestration efforts; and

•	Evaluating and developing less carbon intense future generating assets such as efficient and flexible natural gas generating facilities.

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

Clean Water Act - Aquatic Organisms. In April 2011, the EPA published in the Federal Register proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes and have a design intake flow of greater than 2 million gallons per day to limit the number of aquatic organisms that are killed when they are pinned against the facility’s intake structure or that are drawn into the facility’s cooling system. The Section 316(b) standards would be implemented through NPDES permits issued to the covered facilities. The Section 316(b) proposed rule comment period ended in August 2011 and the EPA is obligated to finalize the rule by June 27, 2013. We are unable to predict the compliance costs we might incur under the final rule; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

ALLETE 2012 Form 10-K

Environmental Matters (Continued)
Water (Continued)

Steam Electric Power Generating Effluent Guidelines. In late 2009, the EPA announced that it will be reviewing and reissuing the federal effluent guidelines for steam electric stations. These are the underlying federal water discharge rules that apply to all steam electric stations. It is expected that the EPA will publish the proposed new rule in April 2013 and a final rule in 2014. As part of the review phase for this new rule, the EPA issued an Information Collection Request (ICR) in June 2010, to most thermal electric generating stations in the country, including all five of Minnesota Power’s generating stations. The ICR was completed and submitted to the EPA in September 2010, for Boswell, Laskin, Taconite Harbor, Hibbard and Rapids Energy Center. The ICR was designed to gather extensive information on the nature and extent of all water discharge and related wastewater handling at power plants. The information gathered through the ICR will form a basis for development of the eventual new rule, which could include more restrictive requirements on wastewater discharge, flue gas desulfurization and wet ash handling operations. We are unable to predict the costs we might incur to comply with potential future water discharge regulations at this time.

Solid and Hazardous Waste. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid and hazardous wastes. We are required to notify the EPA of hazardous waste activity and, consequently, routinely submit the necessary reports to the EPA.

Coal Ash Management Facilities. Minnesota Power generates coal ash at all five of its coal-fired electric generating facilities. Two facilities store ash in onsite impoundments (ash ponds) with engineered liners and containment dikes. Another facility stores dry ash in a landfill with an engineered liner and leachate collection system. Two facilities generate a combined wood and coal ash that is either land applied as an approved beneficial use or trucked to state permitted landfills. In June 2010, the EPA proposed regulations for coal combustion residuals generated by the electric utility sector. The proposal sought comments on three general regulatory schemes for coal ash. Comments on the proposed rule were due in November 2010. It is estimated that the final rule will be published in 2013. We are unable to predict the compliance costs we might incur; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

Employees

At December 31, 2012, ALLETE had 1,361 employees, of which 1,322 were full-time.

Minnesota Power and SWL&P had an aggregate 593 employees who are members of IBEW Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2014.

BNI Coal had 162 employees, of which 117 are members of IBEW Local 1593. The current labor agreement between BNI Coal and IBEW Local 1593 expires on March 31, 2014.

Availability of Information

ALLETE makes its SEC filings, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(e) or 15(d) of the Securities Exchange Act of 1934, available free of charge on ALLETE’s website, www.allete.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

ALLETE 2012 Form 10-K

Executive Officers of the Registrant

As of February 15, 2013, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Alan R. Hodnik, Age 53
Chairman, President and Chief Executive Officer – ALLETE	May 10, 2011
President and Chief Executive Officer – ALLETE	May 1, 2010
President – ALLETE	May 1, 2009
Chief Operating Officer – Minnesota Power	May 8, 2007

Robert J. Adams, Age 50
Vice President – Business Development and Chief Risk Officer	May 13, 2008
Vice President – Utility Business Development	February 1, 2004

Deborah A. Amberg, Age 47
Senior Vice President, General Counsel and Secretary	January 1, 2006

Steven Q. DeVinck, Age 53
Controller and Vice President – Business Support	December 5, 2009
Controller	July 12, 2006

David J. McMillan, Age 51
Senior Vice President – External Affairs – ALLETE	January 1, 2012
Senior Vice President – Marketing, Regulatory and Public Affairs – ALLETE	January 1, 2006
Executive Vice President – Minnesota Power	January 1, 2006

Mark A. Schober, Age 57
Senior Vice President and Chief Financial Officer	July 1, 2006

Donald W. Stellmaker, Age 55
Vice President, Corporate Treasurer	August 19, 2011
Treasurer	July 24, 2004

All of the executive officers have been employed by us for more than five years in executive positions.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed above extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 14, 2013.

ALLETE 2012 Form 10-K

Item 1A. Risk Factors

The risks and uncertainties discussed below, as well as other information set forth in this Form 10-K, could materially affect our business, financial condition and results of operations and should be carefully considered by stakeholders. The risks and uncertainties in this section are not the only ones we face. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations.

Our results of operations could be negatively impacted if our Large Power Customers experience an economic downturn, incur work stoppages or fail to compete effectively.

Our 9 Large Power Customers accounted for approximately 33 percent of our 2012 consolidated operating revenue (34 percent in 2011; 31 percent in 2010). One of these customers accounted for 12.3 percent of consolidated revenue in 2012 (12.6 percent in 2011; 12.5 percent in 2010). These customers are involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. Many of our large power customers also have unionized workforces which put them at risk for work stoppages. In addition, the North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs.

Accordingly, if our customers experience an economic downturn, incur a work stoppage (including strikes, lock-outs or other events), fail to compete effectively in the economy, or incur decreased demand for their product, there could be material adverse effects on their operations and, consequently, could have a negative impact on our results of operations if we are unable to remarket at similar prices the energy that would otherwise have been sold to such Large Power Customers.

Our utility operations are subject to an extensive legal and regulatory framework under federal and state laws as well as regulations imposed by other organizations that may have a negative impact on our business and results of operations.

We are subject to an extensive legal and regulatory framework imposed under federal and state law including regulations administered by the FERC, the MPUC, the PSCW, the NDPSC and the EPA as well as regulations administered by other organizations including the NERC. These laws and regulations relate to allowed rates of return, capital structure, financings, rate and cost structure, acquisition and disposal of assets and facilities, construction and operation of generation, transmission and distribution facilities (including the ongoing maintenance and reliable operation of such facilities), recovery of purchased power costs and capital investments, approval of integrated resource plans and present or prospective wholesale and retail competition, among other things. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. Compliance with these standards may lead to increased operating costs and capital expenditures. If we were found to not be in compliance with these mandatory reliability standards or other statutes, rules and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations. (See Item 1. Business – Regulated Operations – Regulatory Matters.)

These laws and regulations significantly influence our operations and may affect our ability to recover costs from our customers. We are required to have numerous permits, licenses, approvals and certificates from the agencies and other organizations that regulate our business. We believe we have obtained the necessary permits, licenses, approvals and certificates for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations.

Our ability to obtain rate adjustments to maintain current rates of return depends upon regulatory action under applicable statutes and regulations, and we cannot provide assurance that rate adjustments will be obtained or current authorized rates of return on capital will be earned. Minnesota Power and SWL&P, from time to time, file rate cases with, or otherwise seek cost recovery authorization from, federal and state regulatory authorities. If Minnesota Power and SWL&P do not receive an adequate amount of rate relief in rate cases, including if rates are reduced, if increased rates are not approved on a timely basis or costs are otherwise unable to be recovered through rates, or if cost recovery is not achieved at the requested level, we may experience an adverse impact on our financial condition, results of operations and cash flows. We are unable to predict the impact on our business and results of operations from future legislation or regulatory activities of any of these agencies or organizations.

ALLETE 2012 Form 10-K

Item 1A. Risk Factors (Continued)

Our operations could be adversely impacted by the physical risks associated with climate change.

The scientific community generally accepts that emissions of GHGs are linked to global climate change. Physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, could affect some, or all, of our operations. Severe weather or other natural disasters could be destructive, which could result in increased costs. An extreme weather event within our utility service areas can also directly affect our capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment. These all have the potential to adversely affect our business and operations.

Our operations could be adversely impacted by initiatives designed to reduce the impact of GHG emissions such as CO2 from our generating facilities.

Proposals for voluntary initiatives to reduce GHGs such as CO2, a by-product of burning fossil fuels, have been discussed within Minnesota, among a group of Midwestern states that includes Minnesota and in the United States Congress. Coal is currently the primary fuel source for 92 percent of the energy produced by our generating facilities.

There is significant uncertainty regarding whether new laws or regulations will be adopted to reduce GHGs and what affect any such laws or regulations would have on us. Future limits on GHG emissions would likely require us to incur significant increases in capital expenditures and operating costs, which if excessive, could result in the closure of certain coal-fired energy centers, impairment of assets, or otherwise materially adversely affect our results of operations, particularly if implementation costs are not fully recoverable from customers.

Our operations pose certain environmental risks that could adversely affect our results of operations and financial condition.

We are subject to extensive environmental laws and regulations affecting many aspects of our present and future operations, including air quality, water quality, waste management, reclamation, hazardous wastes and natural resources. These laws and regulations can result in increased capital, environmental emission allowance trading, operating and other costs, as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions, coal ash and water discharge.

These laws and regulations could restrict the output of some existing facilities, limit the use of some fuels required for the production of electricity, require additional pollution control equipment, require participation in environmental emission allowance trading, and/or lead to other environmental considerations and costs, which could have a material adverse impact on our business, operations and results of operations.

These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both governmental authorities and private parties may seek to enforce applicable environmental laws and regulations. We cannot predict the financial or operational outcome of any related litigation that may arise.

Existing environmental regulations may be revised and new regulations seeking to protect the environment may be adopted or become applicable to us. Revised or additional regulations which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our results of operations.

We cannot predict the amount or timing of all future expenditures related to environmental matters because of the uncertainty as to applicable regulations or requirements. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. Violations of certain environmental statutes, rules and regulations could expose ALLETE to third party disputes and potentially significant monetary penalties, as well as other sanctions for non-compliance.

ALLETE 2012 Form 10-K

Item 1A. Risk Factors (Continued)

We rely on access to financing sources and capital markets. If we do not have access to sufficient capital in the amounts and at the times needed, our ability to execute our business plans, make capital expenditures or pursue other strategic actions that we may otherwise rely on for future growth could be impaired.

We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by our cash flow from operations. If we are not able to access capital on satisfactory terms, the ability to implement our business plans may be adversely affected. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access capital markets. Such disruptions could include a severe prolonged economic downturn, the financial distress of non-affiliated industry leaders of other electric utility companies or the financial services sector, deterioration in capital market conditions, or volatility in commodity prices.

The operation and maintenance of our generating facilities involve risks that could significantly increase the cost of doing business.

The operation of generating facilities involves many risks, including start-up operations risks, breakdown or failure of facilities, the dependence on a specific fuel source, inadequate fuel supply, or availability of fuel transportation, or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues, increased expenses or both. A significant portion of Minnesota Power’s facilities were constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. This equipment is also likely to require periodic upgrades and improvements due to changing environmental standards and technological advances. Minnesota Power could be subject to costs associated with any unexpected failure to produce power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs and/or the write-off of our investment in the project or improvement.

Our electrical generating operations may not have access to adequate and reliable transmission and distribution facilities necessary to deliver electricity to our customers.

Minnesota Power depends on its own transmission and distribution facilities, and facilities owned by other utilities, to deliver the electricity produced and sold to our customers, and to other energy suppliers. If transmission capacity is inadequate, our ability to sell and deliver electricity may be hindered. We may have to forgo sales or may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service, which could have a material impact on our business, operations or results of operations.

The price of electricity and fuel may be volatile.

Volatility in market prices for electricity and fuel could adversely impact our results of operations and financial condition and may result from:

•	severe or unexpected weather conditions and natural disasters;

•	seasonality;

•	changes in electricity usage;

•	transmission or transportation constraints, inoperability or inefficiencies;

•	availability of competitively priced alternative energy sources;

•	changes in supply and demand for energy;

•	changes in power production capacity;

•	outages at Minnesota Power’s generating facilities or those of our competitors;

•	availability of fuel transportation;

•	changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products;

•	wars, sabotage, terrorist acts or other catastrophic events; and

•	federal, state, local and foreign energy, environmental, or other regulation and legislation.

Since fluctuations in fuel expense related to our regulated utility operations are passed on to customers through our fuel clause, risk of volatility in market prices for fuel and electricity primarily impacts our sales to Other Power Suppliers.

ALLETE 2012 Form 10-K

Item 1A. Risk Factors (Continued)

The inability to attract and retain a qualified workforce including, but not limited to, executive officers, key employees and employees with specialized skills, could have an adverse effect on our operations.

The success of our business heavily depends on the leadership of our executive officers and key employees to implement our business strategy. The inability to maintain a qualified workforce including, but not limited to, executive officers, key employees and employees with specialized skills, may negatively affect our ability to service our existing or new customers, or successfully manage our business or achieve our business objectives. Personnel costs may increase due to competitive pressures or terms of collective bargaining agreements with union employees. We believe we have good relations with our members of IBEW Local 31 and IBEW Local 1593, and have contracts in place through January 31, 2014, and March 31, 2014, respectively.

Market performance and other changes could decrease the value of pension and postretirement benefit plan assets, which may result in significant additional funding requirements and increased annual expenses.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension and postretirement benefit plans. We have significant obligations to these plans and the trusts hold significant assets. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected rates of return. A decline in the market value of the pension and postretirement benefit plan assets would increase the funding requirements under our benefit plans if asset returns do not recover. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Our pension and postretirement benefit plan costs are generally recoverable in our electric rates as allowed by our regulators. However, there is no certainty that regulators will continue to allow recovery of these rising costs in the future.

Emerging technologies may adversely affect our business operations.

While the pace of technology development has been increasing, the basic structure of energy production, sale and delivery upon which our business model is based has remained substantially unchanged. The development of new commercially viable technology in areas such as distributed generation, energy storage and energy conservation could fundamentally change demand for our current products and services.

We may be vulnerable to cyber attacks.

We could be subject to computer viruses, terrorism, theft and sabotage, which may disrupt our operations and/or adversely impact our results of operations. Our generation plants, fuel storage facilities, and transmission and distribution facilities may be targets of cyber-terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Our technology systems may be vulnerable to disability, failures or unauthorized access due to hacking, viruses, acts of war or terrorism and other causes. If our technology systems were to fail or be breached and we were unable to recover in a timely manner, we may be unable to fulfill critical business functions and sensitive, confidential and other data could be compromised, which could have a material adverse effect on our results of operations, financial condition and cash flows.

The results from any acquisitions of assets or businesses made by us, or strategic investments that we may make, may not achieve the results that we expect or seek and may adversely affect our financial condition and results of operations.

Acquisitions are subject to uncertainties. If we are unable to successfully manage future acquisitions or strategic investments it could have an adverse impact on our results of operations. Our actual results may also differ from our expectations due to factors such as the ability to obtain timely regulatory or governmental approvals, integration and operational issues and the ability to retain management and other key personnel.

ALLETE 2012 Form 10-K

Item 1A. Risk Factors (Continued)

We may not be able to successfully implement our strategic objectives of growing load at the utility, due to the inability of current and potential industrial customers to obtain necessary governmental permits in order to successfully implement expansion plans.

As part of our long-term strategy, we pursue new wholesale and retail loads in and around our service territory. Currently, there are several companies in northeastern Minnesota that are in the process of developing natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. These projects may include construction of new facilities and restarts of old facilities, both of which require permitting and/or approvals to be obtained before the projects can be successfully implemented. If a project cannot be implemented due to certain governmental (including environmental) permits and approvals not being obtained, our long-term strategy and thus our results of operations could be adversely impacted.

Weak real estate market conditions in Florida may continue to adversely affect our strategy to sell our Florida real estate.

ALLETE intends to sell its Florida land assets when opportunities arise. However, if weak market conditions continue, the impact on our future operations would be the continuation of little to no sales while still incurring operating expenses such as community development district assessments and property taxes which could result in continued annual net operating losses at ALLETE Properties. The properties could also be at risk for impairment which could adversely impact our results of operations. (See Note 1. Operations and Significant Accounting Policies – Impairment of Long-Lived Assets.)

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A discussion of our properties is included in Item 1. Business and is incorporated by reference herein.

Item 3. Legal Proceedings

A discussion of material legal and regulatory proceedings is included in Item 1. Business and is incorporated by reference herein.

United Taconite Lawsuit. In January 2011, the Company was named as a defendant in a lawsuit in the Sixth Judicial District for the State of Minnesota by one of our customer’s (United Taconite, LLC) property and business interruption insurers. In October 2006, United Taconite experienced a fire as a result of the failure of certain electrical protective equipment. The equipment at issue in the incident was not owned, designed, or installed by Minnesota Power, but Minnesota Power had provided testing and calibration services related to the equipment. The lawsuit alleges approximately $20 million in damages related to the fire. The Company believes that it has strong defenses to the lawsuit and intends to vigorously assert such defenses. An accrual related to any damages that may result from the lawsuit has not been recorded as of December 31, 2012, because a potential loss is not currently probable or reasonably estimable; however, the Company believes it has adequate insurance coverage for potential loss.

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

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

ALLETE 2012 Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.475 per share on our common stock is payable on March 1, 2013, to the shareholders of record on February 15, 2013.

The following table shows dividends declared per share, and the high and low prices of our common stock for the periods indicated as reported by the NYSE:

		2012			2011
	Price Range		Dividends	Price Range		Dividends
Quarter	High	Low	Declared	High	Low	Declared
First	$42.49	$39.98	$0.46	$39.36	$36.33	$0.445
Second	$41.99	$38.03	0.46	$41.43	$37.87	0.445
Third	$42.66	$40.33	0.46	$42.10	$35.51	0.445
Fourth	$42.09	$37.73	0.46	$42.54	$35.14	0.445
Annual Total			$1.84			$1.78

At February 1, 2013, there were approximately 26,000 common stock shareholders of record.

ALLETE 2012 Form 10-K

Item 6. Selected Financial Data

	2012	2011	2010	2009	2008
Millions
Operating Revenue	$961.2	$928.2	$907.0	$759.1	$801.0
Operating Expenses	806.0	778.2	771.2	653.1	679.2
Net Income	97.1	93.6	74.8	60.7	83.0
Less: Non-Controlling Interest in Subsidiaries (a)	—	(0.2)	(0.5)	(0.3)	0.5
Net Income Attributable to ALLETE	97.1	93.8	75.3	61.0	82.5
Common Stock Dividends	69.1	62.1	60.8	56.5	50.4
Earnings Retained in Business	$28.0	$31.7	$14.5	$4.5	$32.1
Shares Outstanding – Millions
Year-End	39.4	37.5	35.8	35.2	32.6
Average (b)
Basic	37.6	35.3	34.2	32.2	29.2
Diluted	37.6	35.4	34.3	32.2	29.3
Diluted Earnings Per Share	$2.58	$2.65	$2.19	$1.89	$2.82
Total Assets	$3,253.4	$2,876.0	$2,609.1	$2,393.1	$2,134.8
Long-Term Debt	933.6	857.9	771.6	695.8	588.3
Return on Common Equity	8.6%	9.1%	7.8%	6.9%	10.7%
Common Equity Ratio	54%	56%	56%	57%	58%
Dividends Declared per Common Share	$1.84	$1.78	$1.76	$1.76	$1.72
Dividend Payout Ratio	71%	67%	80%	93%	61%
Book Value Per Share at Year-End	$30.50	$28.77	$27.25	$26.39	$25.37
Capital Expenditures by Segment
Regulated Operations	$418.2	$228.0	$256.4	$299.2	$317.0
Investments and Other	14.0	18.8	3.6	4.5	5.9
Total Capital Expenditures	$432.2	$246.8	$260.0	$303.7	$322.9

(a)	In 2011, the remaining shares of the ALLETE Properties non-controlling interest were purchased.

(b)	Excludes unallocated ESOP shares.

ALLETE 2012 Form 10-K

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

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, ALLETE Properties, our Florida real estate investment, and ALLETE Clean Energy, our business aimed at developing or acquiring capital projects that create energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. This segment also includes other business development and corporate expenditures, a small amount of non-rate base generation, approximately 6,100 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2012, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

2012 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2012, to the year ended December 31, 2011.

Consolidated net income attributable to ALLETE for 2012 was $97.1 million, or $2.58 per diluted share, compared to $93.8 million, or $2.65 per diluted share, for 2011. Net income for 2011 included the reversal of a $6.2 million, or $0.18 per share, deferred tax liability related to a revenue receivable Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case. Net income for 2011 also included the recognition of a $2.9 million, or $0.08 per share, income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. Net income for 2012 reflected higher cost recovery rider revenue and renewable tax credits and increased sales to our industrial customers. These increases were partially offset by increased operation and maintenance, depreciation and interest expenses, as well as higher costs under our Square Butte PPA. Earnings per share dilution was $0.16 as a result of additional shares of common stock outstanding in 2012. (See Note 12. Common Stock and Earnings Per Share.)

Regulated Operations net income attributable to ALLETE was $96.1 million in 2012, compared to $100.4 million in 2011. Net income for 2011 included the reversal of a $6.2 million, or $0.18 per share, deferred tax liability related to a revenue receivable Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case. Net income for 2011 also included the recognition of a $2.9 million, or $0.08 per share, income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. Net income for 2012 reflected higher cost recovery rider revenue and renewable tax credits, and increased sales to industrial customers. These increases were partially offset by increased operating and maintenance, depreciation and interest expenses, as well as higher costs under our Square Butte PPA.

Investments and Other reflected net income attributable to ALLETE of $1.0 million for 2012, compared to a net loss of $6.6 million in 2011. The increase in 2012 was primarily due to lower state income tax and interest expense, partially offset by increased business development expenses.

ALLETE 2012 Form 10-K

2012 Compared to 2011

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating Revenue increased $22.5 million, or 3 percent, from 2011 primarily due to higher cost recovery rider revenue and transmission revenue, partially offset by lower fuel adjustment clause recoveries, lower revenue from our municipal customers and a 0.7 percent decrease in kilowatt-hours sold.

Cost recovery rider revenue increased $22.1 million due to higher capital expenditures related to our Bison Wind Energy Center and CapX2020 projects.

Transmission revenue increased $7.3 million primarily due to higher MISO Regional Expansion Criteria and Benefits (RECB) revenue related to our investment in CapX2020.

Fuel adjustment clause recoveries decreased $1.7 million due to lower fuel and purchased power costs attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Revenue from our municipal customers decreased $1.6 million primarily due to period-over-period fluctuations in the true-up for actual costs provisions of the contracts. The rates included in these contracts are calculated using a cost-based formula methodology that is set at July 1 each year using estimated costs and a true-up for actual costs the following year.

Revenue from Regulated Operations decreased $1.1 million due to a 0.7 percent reduction in kilowatt-hour sales. The decrease in kilowatt-hour sales was primarily due to lower sales to residential customers and Other Power Suppliers. Residential sales, as compared to 2011, were down primarily due to unseasonably warm weather during the first four months of 2012; heating degree days in Duluth, Minnesota were approximately 22 percent lower than in the first four months of 2011. Total kilowatt-hour sales to Other Power Suppliers decreased 9.3 percent from 2011. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. These decreases were partially offset by higher sales to our industrial customers, which increased 1.9 percent over 2011.

Kilowatt-hours Sold	2012	2011	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipals
Residential	1,132	1,159	(27)	(2.3)
Commercial	1,436	1,433	3	0.2
Industrial	7,502	7,365	137	1.9
Municipals	1,020	1,013	7	0.7
Total Retail and Municipals	11,090	10,970	120	1.1
Other Power Suppliers	1,999	2,205	(206)	(9.3)
Total Regulated Utility Kilowatt-hours Sold	13,089	13,175	(86)	(0.7)

Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2012 (26 percent in 2011). Revenue from electric sales to paper, pulp and wood product customers accounted for 9 percent of consolidated operating revenue in 2012 (9 percent in 2011). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2012 (7 percent in 2011).

Operating Expenses increased $19.1 million, or 3 percent, from 2011.

Fuel and Purchased Power Expense increased $2.1 million, or 1 percent, from 2011 primarily due to a $3.2 million increase in the capacity component of our Square Butte PPA; the capacity component is not recovered through our fuel adjustment clause. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause (see Operating Revenue).

ALLETE 2012 Form 10-K

2012 Compared to 2011 (Continued)
Regulated Operations (Continued)

Operating and Maintenance Expense increased $8.5 million, or 3 percent, from 2011 primarily due to increased salary, benefit, and transmission expenses. Benefit expenses increased primarily due to higher pension expense resulting from lower discount rates. Transmission expenses increased primarily due to higher MISO RECB expense. These increases were partially offset by lower plant outage and maintenance expenses in 2012.

Depreciation Expense increased $8.5 million, or 10 percent, from 2011 reflecting additional property, plant and equipment in service.

Interest Expense increased $4.0 million, or 11 percent, from 2011 primarily due to higher average long-term debt balances, partially offset by higher AFUDC - Debt.

Income Tax Expense increased $7.2 million, or 17 percent, from 2011 primarily due to the non-recurring tax benefits recorded in 2011 for the reversal of a $6.2 million deferred tax liability related to a revenue receivable Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case and the recognition of a $2.9 million income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. The 2012 income tax expense was impacted by increased renewable tax credits over 2011.

Investments and Other

Operating Revenue increased $10.5 million, or 14 percent, from 2011 primarily due to a $10.8 million increase in revenue at BNI Coal. BNI Coal, which operates under a cost plus fixed fee contract, recorded higher revenue as a result of higher expenses in 2012. (See Operating Expenses.)

ALLETE Properties	2012		2011
Revenue and Sales Activity	Acres (a)	Amount	Acres (a)	Amount
Dollars in Millions
Revenue from Land Sales	—	—	3	$0.4
Other Revenue (b)		$2.1		0.9
Total ALLETE Properties Revenue		$2.1		$1.3

(a)	Acreage amounts are shown on a gross basis, including wetlands.

(b)
For the year ended December 31, 2012, Other Revenue includes wetland mitigation bank credit sales of $1.1million. For the year ended December 31, 2011, Other Revenue includes a $0.4 million forfeited deposit due to the transfer of property back to ALLETE Properties by deed-in-lieu of foreclosure, in satisfaction of amounts previously owed under long-term financing receivables.

Operating Expenses increased $8.7 million, or 10 percent, from 2011 reflecting higher expenses at BNI Coal of $8.4 million primarily due to higher repairs, fuel costs and new equipment leases; these costs are recovered through the cost plus fixed fee contract. (See Operating Revenue.) The remaining increase was primarily due to higher business development expenses. These increases were partially offset by a $1.7 million pretax impairment charge taken at ALLETE Properties in 2011.

Interest Expense decreased $2.1 million, or 27 percent, from 2011 primarily due to an increase in the proportion of ALLETE interest expense allocated to Minnesota Power. We record interest expense for our Regulated Operations based on Minnesota Power’s rate base and authorized capital structure, and allocate the remaining balance to Investments and Other. Interest expense also decreased due to the reversal of interest accrued in previous years related to our uncertain tax positions.

Income Tax Benefits increased $4.8 million, or 63 percent, from 2011 due to lower state tax expense. State income tax expense was lower in 2012 primarily due to North Dakota income tax credits attributable to our North Dakota capital investment, and recognized as a result of ALLETE’s expected generation of future taxable income in excess of that generated by our Regulated Operations.

ALLETE 2012 Form 10-K

2012 Compared to 2011 (Continued)

Income Taxes – Consolidated

For the year ended December 31, 2012, the effective tax rate was 28.1 percent (27.6 percent for the year ended December 31, 2011; the effective tax rate for the year ended December 31, 2011, was lowered by 4.8 percentage points due to the non-recurring reversal of the deferred tax liability related to a revenue receivable that Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case, and by 2.2 percentage points due to the non-recurring income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA). The increase in the effective tax rate from the year ended December 31, 2011, was primarily due to the 2011 non-recurring items above, which were offset by increased renewable tax credits in 2012. The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC - Equity, investment tax credits, renewable tax credits and depletion, and in 2011, for the non-recurring items discussed above. (See Note 14. Income Tax Expense.)

2011 Compared to 2010

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating Revenue increased $16.4 million, or 2 percent, from 2010 primarily due to increased sales to our retail and municipal customers, increased cost recovery rider revenue, higher fuel clause recoveries, increased financial incentives under the Minnesota Conservation Improvement Program, and implementation of final retail rates. These increases were partially offset by lower sales to Other Power Suppliers.

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

ALLETE 2012 Form 10-K

2011 Compared to 2010 (Continued)
Regulated Operations (Continued)

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

Income Tax Expense decreased $8.4 million, or 16 percent, from 2010 primarily due to the reversal of a $6.2 million deferred tax liability related to a revenue receivable Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case, increased renewable tax credits of $3.2 million and the recognition of a non-recurring $2.9 million income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. Also contributing to the decrease was a non-recurring income tax charge of $3.6 million resulting from the PPACA in the first quarter of 2010. (See Note 5. Regulatory Matters.)

Investments and Other

Operating Revenue increased $4.8 million, or 7 percent, from 2010 reflecting a $5.6 million increase in revenue at BNI Coal, partially offset by a $0.9 million decrease in revenue at ALLETE Properties. BNI Coal, which operates under a cost plus fixed fee contract, recorded higher sales revenue as a result of higher expenses in 2011. (See Operating Expense.)

ALLETE Properties	2011		2010
Revenue and Sales Activity	Acres (a)	Amount	Acres (a)	Amount
Dollars in Millions
Revenue from Land Sales	3	$0.4	—	—
Other Revenue (b)		0.9		$2.2
Total ALLETE Properties Revenue		$1.3		$2.2

(a)	Acreage amounts are shown on a gross basis, including wetlands.

(b)
For the year ended December 31, 2011, Other Revenue included a $0.4 million forfeited deposit due to the transfer of property back to ALLETE Properties by deed-in-lieu of foreclosure, in satisfaction of amounts previously owed under long-term financing receivables. For the year ended December 31, 2010, Other Revenue included a $0.7 million pretax gain due to the return of seller-financed property from an entity which filed for Chapter 11 bankruptcy in June 2009. Also included in 2010 were $0.3 million of forfeited deposits and $0.3 million related to a lawsuit settlement.

ALLETE 2012 Form 10-K

2011 Compared to 2010 (Continued)
Investments and Other (Continued)

Operating Expenses increased $7.0 million, or 9 percent, from 2010 reflecting higher expenses at BNI Coal of $5.1 million primarily due to higher fuel costs; these costs were recovered through the cost plus fixed fee contract. (See Operating Revenue.) The remaining increase in 2011 was primarily attributable to higher business development, interest and investment-related expenses. Also contributing to the increased expenses was a $1.7 million pretax impairment charge taken at ALLETE Properties. In the fourth quarter of 2011, an impairment analysis of estimated future undiscounted cash flows was conducted and indicated that the cash flows were not adequate to recover the carrying basis of certain properties not strategic to our three major development projects. These increases were partially offset by a reduction in operating expenses at ALLETE Properties.

Income Taxes – Consolidated

For the year ended December 31, 2011, the effective tax rate was 27.6 percent (37.2 percent for the year ended December 31, 2010). The effective tax rate for the year ended December 31, 2011, was lowered by 4.8 percentage points due to the non-recurring reversal of the deferred tax liability related to a revenue receivable that Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case, and by 2.2 percentage points due to the income tax benefit related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 resulting from the PPACA. The decrease in the effective tax rate from the year ended December 31, 2010, was due to the 2011 non-recurring items above, and an increase in renewable tax credits. The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for depletion, investment tax credits, and renewable tax credits. (See Note 14. Income Tax Expense.)

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

Regulatory Accounting. Our regulated utility operations are accounted for in accordance with the accounting standards for the effects of certain types of regulation. These standards require us to reflect the effect of regulatory decisions in our financial statements. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. The Company assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income. (See Note 5. Regulatory Matters.)

ALLETE 2012 Form 10-K

Critical Accounting Policies (Continued)

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets and the discount rate, among others, in determining our obligations and the annual cost of our pension and postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class, adjust these for current economic conditions, and utilizing the target allocation of our plan assets, forecast the expected long-term rate of return. Our pension asset allocation at December 31, 2012, was approximately 54 percent equity securities, 28 percent debt, 13 percent private equity, and 5 percent real estate. Our postretirement health and life asset allocation at December 31, 2012, was approximately 56 percent equity securities, 35 percent debt, and 9 percent private equity. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2012 we used expected long-term rates of return of 8.25 percent in our actuarial determination of our pension expense and 6.60 percent to 8.25 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one-quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1.4 million, pretax.

The discount rate is computed using a yield curve adjusted for ALLETE’s projected cash flows to match our plan characteristics. The yield curve is determined using high-quality, long-term corporate bond rates at the valuation date. In 2012, we used discount rates of 4.54 percent and 4.56 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rate annually and will adjust it to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $2.2 million, pretax. (See Note 15. Pension and Other Postretirement Benefit Plans.)

Impairment of Long-Lived Assets. We review our long-lived assets, which include the real estate assets of ALLETE Properties, for indicators of impairment in accordance with the accounting standards for property, plant and equipment on a quarterly basis.

In accordance with the accounting standards for property, plant and equipment, if indicators of impairment exist, we test our real estate assets for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. Cash flows are assessed at the lowest level of identifiable cash flows, which may be by each land parcel, combining various parcels into bulk sales, or other combinations thereof. Our consideration of possible impairment for our real estate assets requires us to make estimates of future cash flows on an undiscounted basis. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to management’s best estimate of future sales prices, the holding period and timing of sales, the method of disposition and the future expenditures necessary to develop and maintain the operations, including community development district assessments, property taxes and normal operation and maintenance costs. These estimates and expectations are specific to, and may vary among, each land parcel or bulk sale. If the excess of undiscounted cash flows over the carrying value of a property is small, there is a greater risk of future impairment in the event of such changes and any resulting impairment charges could be material.

Taxation. We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations to estimate our obligations to taxing authorities. These tax obligations include income, real estate and sales/use taxes. Judgments related to income taxes require the recognition in our financial statements of the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit. Tax positions that do not meet the “more-likely-than-not” criteria are reflected as a tax liability in accordance with the accounting standards for uncertainty in income taxes. We record a valuation allowance against our deferred tax assets to the extent it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

We are subject to income taxes in various jurisdictions. We make assumptions and judgments each reporting period to estimate our income tax assets, liabilities, benefits, and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Our assumptions and judgments include projections of our future federal and state taxable income, and state apportionment, to determine our ability to utilize NOL and credit carryforwards prior to their expiration. Significant changes in assumptions regarding future federal and state taxable income could require valuation allowances which could result in a material impact on our results of operations.

ALLETE 2012 Form 10-K

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has a key long-term objective of achieving minimum average earnings per share growth of 5 percent per year (using 2010 as a base year) and maintaining a competitive dividend payout. To accomplish this, Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with legislators and regulators to earn a fair rate of return. In addition, ALLETE expects to pursue new energy-centric initiatives that provide long-term earnings growth potential, while at the same time reduce our exposure to industrial electricity sales. The new energy-centric pursuits will be in renewable energy, transmission and other energy-related infrastructure or infrastructure services.

We believe that, over the long-term, less carbon intensive and more sustainable energy sources will play an increasingly important role in our nation’s energy mix. Minnesota Power has developed renewable resources which will be used to meet regulated renewable supply requirements and is considering additional investments. In addition, in June 2011, we established ALLETE Clean Energy, a wholly-owned subsidiary of ALLETE. ALLETE Clean Energy operates independently of Minnesota Power to develop or acquire capital projects aimed at creating energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. ALLETE Clean Energy intends to market to electric utilities, cooperatives, municipalities, independent power marketers and large end-users across North America through long-term contracts or other sale arrangements, and will be subject to applicable state and federal regulatory approvals. For wind development, we intend to capitalize on our existing presence in North Dakota through BNI Coal, our DC transmission line and our Bison Wind Energy Center. We have a long-term business presence and established landowner relationships in North Dakota.

We plan to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. This includes the Great Northern Transmission Line and the CapX2020 initiative, as well as investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others), and our investment in ATC. Transmission investments could be made by Minnesota Power or a subsidiary of ALLETE. (See Regulated Operations – Transmission.)

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

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain the viability of its customers. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with legislators and regulators to earn a fair rate of return. We project that our Regulated Operations will not earn its allowed rate of return in 2013.

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, the FERC or the PSCW. See Item 1. Business – Regulated Operations – Regulatory Matters for discussion of regulatory matters within our Minnesota, FERC, Wisconsin and North Dakota jurisdictions.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and wood products, and pipeline industries. In 2012, 57 percent (56 percent in 2011) of our Regulated Utility kilowatt-hour sales were made to our industrial customers in these industries.

Minnesota Power provides electric service to five taconite customers capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production is exported outside of North America.

ALLETE 2012 Form 10-K

Outlook (Continued)
Industrial Customers (Continued)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The World Steel Association, an association of approximately 170 steel producers, national and regional steel industry associations, and steel research institutes representing around 85 percent of world steel production, projected U.S. steel consumption in 2013 will be similar to 2012. The American Iron and Steel Institute (AISI), an association of North American steel producers, reported that U.S. raw steel production operated at approximately 75 percent of capacity in 2012 (75 percent in 2011, 70 percent in 2010). Based on these projections, 2013 taconite production levels in Minnesota are expected to be similar to 2012. The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years.

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2012*	39
2011	39
2010	35
2009	17
2008	39
2007	38
2006	39
2005	40
2004	39
2003	34
Source: Minnesota Department of Revenue December 2012 Mining Tax Guide for years 2003 - 2011.
* Preliminary data from the Minnesota Department of Revenue.

Our taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in our taconite customers’ production would change our annual earnings per share by approximately $0.03, net of power marketing sales at 2012 year-end prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Long-term reductions in production or a permanent shut down of a taconite customer may lead us to file a rate case to recover lost revenues.

Similar to our taconite customers, Minnesota Power’s four major paper mills ran at, or very near, full capacity for the majority of 2012. Similar levels are expected in 2013.

Northshore Mining Company. In November 2012, Cliffs Natural Resources Inc. announced an idling of two small production lines for all of 2013 at its Northshore Mining Company (Northshore) facility in Silver Bay, Minnesota. Northshore has on-site generation supplying most of its power needs at the Silver Bay facility and therefore, the production idling at Northshore will not have an adverse effect on Minnesota Power’s sales to taconite customers.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource based projects that represent long-term growth potential and load diversity for Minnesota Power. These potential projects are in the ferrous and non-ferrous mining and steel industries and include PolyMet, Mesabi Nugget, USS Corporation’s expansion at its Keewatin taconite facility, Essar Steel Limited Minnesota (Essar), and Magnetation. We cannot predict the outcome of these projects, but if these projects are constructed, Minnesota Power could serve up to approximately 600 MW of new retail or wholesale load.

ALLETE 2012 Form 10-K

Outlook (Continued)
Industrial Customers (Continued)

PolyMet. Minnesota Power has executed a long-term contract with PolyMet, a new industrial customer planning to start a copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. PolyMet began work on a Supplemental Draft Environmental Impact Statement (SDEIS) in 2010. The SDEIS will address environmental issues, including those dealing with a land exchange between PolyMet and the U.S. Forest Service (USFS), which is critical to the mine site development. The EPA and the USFS joined as lead agencies in the SDEIS process. Release of the SDEIS is expected in the first half of 2013, to be followed by a public review and comment period. Assuming successful completion of the SDEIS process and subsequent issuance of permits, Minnesota Power could begin to supply between 45 MW and 70 MW of load as early as 2015 through a 10-year power supply contract that would begin upon start-up of the mining operations.

Mesabi Nugget. The construction of the initial Mesabi Nugget facility is complete and production began in January 2010. Mesabi Nugget continues to pursue permits for taconite mining activities on lands formerly mined by Erie Mining Company and LTV Steel Mining Company near Hoyt Lakes, Minnesota. Upon receipt of permits to mine, Mesabi Nugget could mine and self-supply its own iron ore concentrate about a year later, which would result in increased electrical loads above our current 20 MW long-term power supply contract with Mesabi Nugget which lasts at least through 2017. In the meantime, Mesabi Nugget will receive iron ore concentrate from a new Mining Resources, LLC facility located near Chisholm, Minnesota.

Keewatin Taconite. In February 2008, USS Corporation announced its intent to restart a pellet line at its Keewatin Taconite (Keetac) processing facility. If restarted, this pellet line, which has been idle since 1980, could bring 3.6 million tons of additional pellet making capability to northeastern Minnesota and could result in over 60 MW of additional load for Minnesota Power. Project permits have been received and should the project be approved by USS Corporation’s Board of Directors, construction activities could commence immediately thereafter with production expected to begin approximately two to three years later.

City of Nashwauk. On May 1, 2012, the Company entered into a new formula-based wholesale electric sales agreement with the City of Nashwauk for all of the City’s electric service requirements, effective April 1, 2013 through June 30, 2024. A new Essar taconite facility is currently under construction in the city of Nashwauk, Minnesota. This facility will result in approximately 110 MW of additional load for Minnesota Power. Essar has indicated plans for start-up in mid-2013, with pellet production beginning during the second half of the year, resulting in a minimal impact on our results of operations until late 2013. ALLETE believes Essar will move towards full production capacity levels during 2014. Under the terms of a facilities construction agreement, Minnesota Power is constructing a 230 kV transmission system upgrade to serve the Essar load. This upgrade is expected to cost approximately $35 million and is scheduled to be in service in April 2013, at which time the City of Nashwauk will begin to provide electric service for Essar’s new taconite facility. Expansions for additional pellet production, production of direct reduced iron and production of steel slabs are also being considered for future years. In addition, on February 11, 2013, Essar announced a ten year iron ore pellet off-take agreement with ArcelorMittal. Under terms of the agreement Essar will supply 3.5 million tons of pellets annually to ArcelorMittal, which is expected to begin in late 2013.

Magnetation. In December 2011, the MPUC approved Minnesota Power’s electric service agreement with Magnetation. Magnetation, a company in northeastern Minnesota, produces iron ore concentrate from low-grade natural ore tailing basins, already mined stockpiles and newly mined iron formations. Magnetation’s facility near Taconite, Minnesota is fully operational with equipment additions currently underway at the facility.

In October 2011, Magnetation and integrated steelmaker, AK Steel Corporation (AK Steel), announced a joint venture, Magnetation LLC, under which construction activities for two new facilities, near Calumet and Coleraine, Minnesota, are expected to commence in 2013. The Calumet facility could come on line in late 2014 and the Coleraine facility shortly thereafter to supply iron ore concentrate to Magnetation’s new pellet plant that is under construction in Reynolds, Indiana. Construction of these new iron ore concentrate facilities could result in approximately 20 MW of additional load for Minnesota Power.

ALLETE 2012 Form 10-K

Outlook (Continued)

EnergyForward. On January 30, 2013, Minnesota Power announced “EnergyForward”, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind and hydroelectric power, the addition of natural gas as a generation fuel source, and the installation of emissions control technology. Significant elements of the “EnergyForward” plan include:

•
Major wind investments in North Dakota. Including the 210 MW of wind generation commissioned in December 2012, our total Bison Wind Energy Center now has 292 MW of nameplate capacity (see Renewable Energy).

•
Planned installation of approximately $350 to $400 million in emissions control technology at our Boswell Unit 4 to further reduce emissions of SO2, particulates and mercury. (See Item 1. Business – Regulated Operations – Regulatory Matters – Boswell Mercury Emissions Reduction Plan.)

•	Planning for the proposed Great Northern Transmission Line to deliver hydroelectric power from northern Manitoba by 2020. (See Item 1. Business – Regulated Operations – Transmission and Distribution.)

•	The conversion of our Laskin Energy Center from coal to cleaner-burning natural gas in 2015.

•	Retiring Taconite Harbor Unit 3, one of three coal units at our Taconite Harbor Energy Center, in 2015.

Our “EnergyForward” initiatives are subject to regulatory approval, and will be included in Minnesota Power’s Integrated Resource Plan to be filed with the MPUC on March 1, 2013 (see Item 1. Business – Regulated Operations – Regulatory Matters).

Boswell Mercury Emissions Reduction Plan. Minnesota Power is required to implement a mercury emissions reduction project for Boswell Unit 4 under the Minnesota Mercury Emissions Reduction and the Federal MATS rule. On August 31, 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls by early 2016 to address both the Minnesota mercury emissions reduction requirements and the Federal MATS rule. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures and are estimated to be between $350 million and $400 million. The MPCA has 180 days to comment on the mercury emissions reduction plan, which then is reviewed by the MPUC for a decision. We expect a decision by the MPUC on the plan in the third quarter of 2013. After approval by the MPUC we anticipate filing a petition to include investments and expenditures in customer billing rates.

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of Minnesota Power’s total retail and wholesale energy sales in Minnesota be from renewable energy sources by 2025. The law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power met the 2012 milestone and has developed a plan to meet the future renewable milestones which is included in its 2010 Integrated Resource Plan. The MPUC approved the Integrated Resource Plan in its final order issued in May 2011. Minnesota Power will submit its next Integrated Resource Plan on March 1, 2013, and include an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025.

Minnesota Power has taken several steps in executing its renewable energy strategy through key renewable projects that will ensure we meet the identified state mandate at the lowest cost for customers. We have executed two long-term PPAs with an affiliate of NextEra Energy, Inc., for wind energy in North Dakota (Oliver Wind I and II). Other steps include Taconite Ridge, our 25 MW wind facility located in northeastern Minnesota, and our 292 MW Bison Wind Energy Center in North Dakota. Approximately 20 percent of the Company’s total retail and municipal energy sales will be supplied by renewable energy sources in 2013.

North Dakota Wind Development. Minnesota Power uses our 465-mile, 250 kV DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota to transport increasing amounts of wind energy from North Dakota while gradually phasing out coal-based electricity delivered to our system over this transmission line from Square Butte’s lignite coal-fired generating unit.

Our Bison Wind Energy Center in North Dakota consists of 292 MW of nameplate capacity. The 82 MW Bison 1 wind facility was completed in two phases; the first phase in 2010 and the second phase in January 2012. The 105 MW Bison 2 and 105 MW Bison 3 wind facilities were completed in December 2012. Total project costs for our Bison Wind Energy Center were $473.3 million through December 31, 2012. In September 2011, and November 2011, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to Bison 2 and Bison 3, respectively.

ALLETE 2012 Form 10-K

Outlook (Continued)
Renewable Energy (Continued)

Current customer billing rates were approved by the MPUC in a November 2011 order and are based on investments and expenditures associated with our Bison Wind Energy Center through that period. We anticipate filing a cost recovery petition with the MPUC in the first half of 2013 to update customer billing rates for subsequent investments and expenditures since 2011.

Our current capital expenditures plan includes additional wind energy investments in North Dakota in 2016 and 2017 to meet Minnesota’s 25 percent renewable energy mandate by 2025 (see Liquidity and Capital Resources – Capital Requirements). On January 2, 2013, The American Taxpayer Relief Act of 2012 extended the availability of the production tax credit for renewable energy facilities that commence construction by December 31, 2013. As a result, we are evaluating the acceleration of these investments so that construction would commence in 2013.

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

In May 2011, Minnesota Power and Manitoba Hydro signed an additional long-term PPA. The PPA calls for Manitoba Hydro to sell 250 MW of capacity and energy to Minnesota Power for 15 years beginning in 2020. The capacity price is adjusted annually until 2020 by a change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for a change in a governmental inflationary index and a natural gas index, as well as market prices. The agreement is subject to construction of additional transmission capacity between Manitoba and Minnesota’s Iron Range. In addition, we are exploring other regional grid enhancements that would allow for the movement of more renewable energy in the Upper Midwest while at the same time strengthening electric reliability in the region.

Integrated Resource Plan. In May 2011, the MPUC issued its final order approving our 2010 Integrated Resource Plan. As a condition of the final order, a required baseload diversification study evaluating the impact of additional environmental regulations over the next two decades was filed on February 6, 2012. Minnesota Power’s Integrated Resource Plan to be filed on March 1, 2013, will detail our “EnergyForward” strategic plan (see EnergyForward), and will include an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class.

Transmission. We plan to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. This includes the Great Northern Transmission Line and the CapX2020 initiative, as well as investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others), and our investment in ATC. See also Item 1. Business – Regulated Operations.

Hydro Operations. On June 19 and 20, 2012, record rainfall and flooding occurred near Duluth, Minnesota and surrounding areas. The flooding impacted Minnesota Power’s hydro system, particularly the Thomson Energy Center, which is currently off-line due to damage to the forebay canal and flooding at the facility.

The Company has property insurance coverage of $100 million per occurrence and a deductible of $500,000 per event, providing coverage for water damage, equipment damage, and other structural damage at covered facilities. Damage to covered facilities, which includes significant electrical, mechanical and facility infrastructure damage at the Thomson facility, is estimated to be approximately $10 million, net of insurance.

The policy does not cover damage to land and earthen structures, which includes the majority of the damage to the forebay canal at the Thomson facility. Minnesota Power is continuing to assess options for rebuilding the forebay canal and is in close contact with the appropriate regulatory bodies which oversee the hydro system operations, including dams and reservoirs. Until that assessment is complete, we are not able to fully estimate the capital cost and schedule for rebuilding the forebay canal and resuming generation; however, based on a preliminary evaluation, the capital rebuild cost is estimated to be approximately $15 million to $25 million. Any expenditures to rebuild the forebay canal would be capitalized. Minnesota Power is working towards returning to partial generation from the Thomson Energy Center by the end of 2013 and to full generation by the end of 2014.

ALLETE 2012 Form 10-K

Outlook (Continued)
Hydro Operations (Continued)

The Thomson facility represents approximately 5 percent of total company electric generation capability. Additional purchased power expense required due to the Thomson facility outage will be recovered through our fuel adjustment clause. We do not believe that this event will have a material impact on our financial position or results of operations.

Investments and Other

BNI Coal. In 2012, BNI Coal sold 4.4 million tons of coal (4.3 million tons in 2011) and anticipates 2013 sales will be similar to 2012. BNI continues to operate under a cost plus fixed fee agreement extending through 2026.

ALLETE Properties. ALLETE Properties represents our Florida real estate investment. Our current strategy for the assets is to complete and maintain key entitlements and infrastructure improvements without requiring significant additional investment, sell the portfolio when opportunities arise and reinvest the proceeds in our growth initiatives. If weak market conditions continue for an extended period of time, the impact on our future operations would be the continuation of little or no sales while still incurring operating expenses and carrying costs such as community development district assessments and property taxes, or impairments. ALLETE does not intend to acquire additional Florida real estate.

Our two major development projects are Town Center and Palm Coast Park. Another major project, Ormond Crossings, is in the permitting stage. The City of Ormond Beach, Florida, approved a development agreement for Ormond Crossings which will facilitate development of the project as currently planned. Separately, the Lake Swamp wetland mitigation bank was permitted on land that was previously part of Ormond Crossings.

Summary of Development Projects (100% Owned)		Residential	Non-residential
Land Available-for-Sale	Acres (a)	Units (b)	Sq. Ft. (b,c)
Current Development Projects
Town Center	965	2,485	2,246,200
Palm Coast Park	3,888	3,554	3,096,800
Total Current Development Projects	4,853	6,039	5,343,000

Planned Development Project
Ormond Crossings	2,914	2,950	3,215,000
Other
Lake Swamp Wetland Mitigation Project	3,044	(d)	(d)
Total of Development Projects	10,811	8,989	8,558,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands.

(b)	Units and square footage are estimated. Density at build out may differ from these estimates.

(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.

(d)
The Lake Swamp wetland mitigation bank is a permitted, regionally significant wetlands mitigation bank. Wetland mitigation credits will be used at Ormond Crossings and are available-for-sale to developers of other projects that are located in the bank’s service area.

In addition to the three development projects and the mitigation bank, ALLETE Properties has 1,960 acres of other land available-for-sale.

ALLETE Clean Energy. In August 2011, the Company filed with the MPUC for approval of certain affiliated interest agreements between ALLETE and ALLETE Clean Energy. These agreements relate to various relationships with ALLETE, including the accounting for certain shared services, as well as the transfer of transmission and wind development rights in North Dakota to ALLETE Clean Energy. These transmission and wind development rights are separate and distinct from those needed by Minnesota Power to meet Minnesota’s renewable energy standard requirements. On July 23, 2012, the MPUC issued an order approving certain administrative items related to accounting for shared services and the transfer of meteorological towers, while deferring decisions related to transmission and wind development rights pending the MPUC’s further review of Minnesota Power’s future retail electric service needs.

ALLETE 2012 Form 10-K

Outlook (Continued)

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2012. On an ongoing basis, ALLETE has certain tax credits and other tax adjustments that reduce the statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, renewable tax credits, AFUDC-Equity, domestic manufacturer’s deduction, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income from operations before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations and configuration changes, tax planning initiatives and resolution of prior years’ tax matters. Due primarily to increased renewable tax credits as a result of additional wind generation, we expect our effective tax rate to be approximately 20 percent for 2013. We also expect that our effective tax rate will be lower than the statutory rate over the next ten years due to production tax credits attributable to our wind generation.

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of December 31, 2012, we had cash and cash equivalents of $80.8 million, $406.4 million in available consolidated lines of credit and a debt-to-capital ratio of 46 percent.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

Year Ended December 31	2012	%	2011	%	2010	%
Millions
Common Equity	$1,201.0	54	$1,079.3	56	$976.0	55
Non-Controlling Interest	—	—	—	—	9.0	1
Long-Term Debt (Including Current Maturities)	1,018.1	46	863.3	44	785.0	44
Short-Term Debt	—	—	1.1	—	1.0	—
	$2,219.1	100	$1,943.7	100	$1,771.0	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2012	2011	2010
Millions
Cash and Cash Equivalents at Beginning of Period	$101.1	$44.9	$25.7
Cash Flows from (for)
Operating Activities	239.6	241.7	228.7
Investing Activities	(420.1)	(240.9)	(250.9)
Financing Activities	160.2	55.4	41.4
Change in Cash and Cash Equivalents	(20.3)	56.2	19.2
Cash and Cash Equivalents at End of Period	$80.8	$101.1	$44.9

Operating Activities. Cash from operating activities was $239.6 million for 2012 ($241.7 million for 2011; $228.7 million for 2010). Cash from operating activities was similar to 2011 as lower cash contributions to pension and other postretirement benefit plans ($8.8 million in 2012 and $24.7 million in 2011) were offset by higher cost recovery rider receivables in 2012 and income tax refunds received in 2011.

Cash from operating activities was higher in 2011 than 2010 primarily due to higher 2011 net income primarily from our Regulated Operations segment, decreased cash contributions to our pension and other postretirement employee benefit plans ($24.7 million in 2011 and $39.3 million in 2010), and increased customer deposits, partially offset by a decrease in accounts payable and higher inventory balances.

Investing Activities. Cash used for investing activities was $420.1 million for 2012 ($240.9 million for 2011; $250.9 million for 2010). The increase in cash used for investing activities was primarily due to higher capital expenditures in 2012 primarily related to our Bison Wind Energy Center.

ALLETE 2012 Form 10-K

Liquidity and Capital Resources (Continued)
Investing Activities (Continued)

Cash used for investing activities in 2011 was lower than 2010 primarily due to lower capital expenditures in 2011 and the redemption of ARS for $6.7 million in January 2011.

Financing Activities. Cash from financing activities was $160.2 million for 2012 ($55.4 million for 2011; $41.4 million for 2010). The increase in cash from financing activities in 2012 was primarily due to increased proceeds from long-term debt and common stock issuances.

Cash from financing activities was higher in 2011 compared to 2010 primarily due to increased proceeds from the issuances of common stock, partially offset by lower net proceeds of long-term debt in 2011.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit or the sale of securities or commercial paper. As of December 31, 2012, we had available consolidated bank lines of credit aggregating $406.4 million, of which $150.0 million expires in January 2014, and $250.0 million expires in June 2015. In addition, we have 0.9 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 4.5 million original issue shares of common stock available for issuance through a Distribution Agreement with KCCI, Inc. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with KCCI, Inc., in February 2008, as amended most recently on August 3, 2012, with respect to the issuance and sale of up to an aggregate of 9.6 million shares of our common stock, without par value, of which 4.5 million remain available for issuance. For the quarter ended December 31, 2012, 0.4 million shares of common stock were issued under this agreement, resulting in net proceeds of $17.9 million (for the quarter ended December 31, 2011, no shares were issued). For the year ended December 31, 2012, 1.3 million shares of common stock were issued under this agreement, resulting in net proceeds of $53.1 million (0.4 million shares for net proceeds of $16.0 million for the year ended December 31, 2011). The shares issued in 2012 were, and the remaining shares may be, offered for sale, from time to time, in accordance with the terms of the amended distribution agreement pursuant to Registration Statement Nos. 333-170289.

For the year ended December 31, 2012, we issued a total of 0.5 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $23.9 million. These shares of common stock were registered under Registration Statement Nos. 333-166515, 333-105225, 333-183051 and 333-162890, respectively.

On July 2, 2012, we issued $160.0 million of the Company’s First Mortgage Bonds (Bonds) in the private placement market in two series. (See Note 10. Short-Term and Long-Term Debt.) On July 16, 2012, we used a portion of the proceeds from the sale of the Bonds to redeem $6.0 million of 6.50 percent Industrial Development Revenue Bonds and to repay outstanding borrowings of $14.0 million on our $150.0 million line of credit. The remaining proceeds were used to fund utility capital expenditures and for general corporate purposes.

Financial Covenants. See Note 10. Short-Term and Long-Term Debt for information regarding our financial covenants.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are discussed in Note 11. Commitments, Guarantees and Contingencies.

Contractual Obligations and Commercial Commitments. ALLETE has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Following is a summarized table of contractual obligations and other commercial commitments at December 31, 2012.

ALLETE 2012 Form 10-K

	Payments Due by Period
Contractual Obligations		Less than	1 to 3	4 to 5	After
As of December 31, 2012	Total	1 Year	Years	Years	5 Years
Millions
Long-Term Debt	$1,613.0	$129.8	$258.2	$127.6	$1,097.4
Pension	202.8	31.2	99.8	71.8	—
Other Postretirement Benefit Plans	53.9	7.6	26.6	19.7	—
Operating Lease Obligations	87.4	11.5	32.4	15.7	27.8
Uncertain Tax Positions (a)	—	—	—	—	—
Unconditional Purchase Obligations (b)	576.7	125.3	179.3	82.8	189.3
	$2,533.8	$305.4	$596.3	$317.6	$1,314.5

(a)	Excludes $2.7 million of non-current unrecognized tax benefits due to uncertainty regarding the timing of future cash payments related to uncertain tax positions.

(b)
Excludes the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only. Also excludes the agreement with Manitoba Hydro expiring in 2035, as our obligation under this contract is subject to the construction of a hydro generation facility by Manitoba Hydro and additional transmission capacity. Also, excludes Oliver I and II, as we only pay for energy as it is delivered to us. (See Item 1. Business – Regulated Operations – Power Supply.)

Long-Term Debt. Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on our Consolidated Balance Sheet, plus interest. The table above assumes that the interest rates in effect at December 31, 2012, remain constant through the remaining term. (See Note 10. Short-Term and Long-Term Debt.)

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

Unconditional Purchase Obligations. Unconditional purchase obligations represent our Square Butte, Manitoba Hydro and Minnkota Power, minimum purchase commitments under coal and rail contracts, and purchase obligations for certain capital expenditure projects. (See Note 11. Commitments, Guarantees and Contingencies.)

Under Minnesota Power’s PPA with Square Butte that extends through 2026, we are obligated to pay our pro rata share of Square Butte’s costs based on our entitlement to the output of Square Butte’s 455 MW coal-fired generating unit near Center, North Dakota. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s fixed costs consist primarily of debt service. The table above reflects our share of future debt service based on our output entitlement of 50 percent. (See Note 11. Commitments, Guarantees and Contingencies.)

We have a PPA with Manitoba Hydro that expires in April 2015. Under this agreement, Minnesota Power is purchasing 50 MW of capacity and the energy associated with that capacity. Both the capacity price and the energy price are adjusted annually by the change in a governmental inflationary index.

On December 12, 2012, Minnesota Power entered into a long-term PPA with Minnkota Power. Under this agreement Minnesota Power will purchase 50 MW of capacity and the energy associated with that capacity over the term June 1, 2016 through May 31, 2020. The agreement includes a fixed capacity charge and energy pricing that escalates at a fixed rate annually over the term.

ALLETE 2012 Form 10-K

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

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. The Company’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. In 2012, we paid out 71 percent (67 percent in 2011; 80 percent in 2010) of our per share earnings in dividends. On January 23, 2013, our Board of Directors declared a dividend of $0.475 per share, which is payable on March 1, 2013, to shareholders of record at the close of business on February 15, 2013.

Capital Requirements

ALLETE’s projected capital expenditures for the years 2013 through 2017 are presented in the table below. Actual capital expenditures may vary from the estimates due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies.

Capital Expenditures	2013	2014	2015	2016	2017	Total
Millions
Regulated Utility Operations
Base and Other	$171	$168	$147	$155	$138	$779
Cost Recovery (a)
Environmental (b)	93	133	87	3	—	316
Renewable (c)	2	8	—	68	158	236
Transmission (d)	30	28	11	3	40	112
Total Cost Recovery	125	169	98	74	198	664
Regulated Utility Capital Expenditures	296	337	245	229	336	1,443
Other	14	25	11	9	3	62
Total Capital Expenditures	$310	$362	$256	$238	$339	$1,505

(a)	Estimated current capital expenditures recoverable outside of a rate case.

(b)
Environmental capital expenditures primarily relate to compliance with the MATS rule for Boswell Unit 4. (See Note 11. Commitments, Guarantees and Contingencies.) Boswell Unit 4 capital expenditures included above reflect Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 4. Jointly-Owned Facilities.)

(c)
Includes a total of $226 million in 2016 and 2017 related to additional wind generation of 100 MW. On January 2, 2013, the American Taxpayer Relief Act of 2012 extended the availability of the production tax credit for renewable energy facilities that commence construction by December 31, 2013. As a result, we are evaluating the acceleration of these investments so that construction would commence in 2013.

(d)
Transmission capital expenditures related to CapX2020 are estimated at approximately $50 million over the 2013 to 2015 period. Capital expenditures of $38 million are included related to commencement of construction of the Great Northern Transmission Line. (See Item 1. Business – Regulated Operations – Transmission and Distribution.)

ALLETE 2012 Form 10-K

Liquidity and Capital Resources (Continued)
Capital Requirements (Continued)

We intend to finance capital expenditures from a combination of internally generated funds and incremental debt and equity proceeds. Based on our anticipated capital expenditures reflected above, we project our rate base to grow by approximately 35 percent through 2017. Other proposed environmental regulations could result in future capital expenditures that are not included in the table above. Currently, future CapX2020 projects are under discussion and Minnesota Power may elect to participate on a project by project basis.

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

Market Risk

Securities Investments

Available-for-Sale Securities. At December 31, 2012, our available-for-sale securities portfolio consisted of securities established to fund certain employee benefits. (See Note 7. Investments.)

Interest Rate Risk. We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The table below presents the long-term debt obligations and the corresponding weighted average interest rate at December 31, 2012.

	Expected Maturity Date
Interest Rate Sensitive								Fair
Financial Instruments	2013	2014	2015	2016	2017	Thereafter	Total	Value
Dollars in Millions
Long-Term Debt
Fixed Rate	$72.2	$19.8	$1.7	$21.7	$51.2	$707.2	$873.8	$999.4
Average Interest Rate – %	5.2	6.6	3.2	7.3	5.9	5.2	5.3

Variable Rate	$12.3	$75.0	$15.7	—	—	$41.3	$144.3	$144.3
Average Interest Rate – % (a)	3.6	1.2	0.2	—	—	0.2	1.0

(a)	Assumes rates in effect at December 31, 2012 remain constant through remaining term. The $75 million term loan maturing in 2014 has an effective fixed rate of 1.825% due to an interest rate swap.

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at December 31, 2012, and assuming no other changes to our financial structure, an increase of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2012.

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

ALLETE 2012 Form 10-K

Market Risk (Continued)

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

Item 8. Financial Statements and Supplementary Data

See our consolidated financial statements as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as of December 31, 2012, we conducted an evaluation of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that, as of December 31, 2012, such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ALLETE 2012 Form 10-K

Item 9A. Controls and Procedures (Continued)

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other

Not applicable.

ALLETE 2012 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2013 Annual Meeting of Shareholders (2013 Proxy Statement) under the following headings:

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

Our 2013 Proxy Statement will be filed with the SEC within 120 days after the end of our 2012 fiscal year.

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

Item 11. Executive Compensation

The information required for this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation of Directors and Executive Officers,” the “Executive Compensation Committee Report” and the “Director Compensation 2012” sections in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners,” the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” and the “Equity Compensation Plan Information” sections in our 2013 Proxy Statement.

ALLETE 2012 Form 10-K

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference herein from the “Corporate Governance” section in our 2013 Proxy Statement.

We have adopted a Related Person Transaction Policy which is available on our website at www.allete.com. Print copies are available without charge, upon request. Any amendment to this policy will be disclosed on our website at www.allete.com promptly following the date of such amendment.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2013 Proxy Statement.

ALLETE 2012 Form 10-K

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	64
	Consolidated Balance Sheet at December 31, 2012 and 2011	65
	For the Three Years Ended December 31, 2012
	Consolidated Statement of Income	66
	Consolidated Statement of Comprehensive Income	67
	Consolidated Statement of Cash Flows	68
	Consolidated Statement of Shareholders’ Equity	69
	Notes to Consolidated Financial Statements	70
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	113

All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the consolidated financial statements or the notes.

(3)	Exhibits including those incorporated by reference.

ALLETE 2012 Form 10-K

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
Mortgage and Deed of Trust, dated as of September 1, 1945, between Minnesota Power & Light Company (now ALLETE) and The Bank of New York Mellon (formerly Irving Trust Company) and Philip L. Watson (successor to Richard H. West), Trustees (filed as Exhibit 7(c), File No. 2-5865).

*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003 Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004 Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005 Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006 Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008 Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010 Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010 Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012 Form 8-K)	4

ALLETE 2012 Form 10-K

Exhibit Number

*4(b)1	—
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
Note Purchase Agreement, dated as of June 8, 2007, between ALLETE and Thrivent Financial for Lutherans and The Northwestern Mutual Life Insurance Company (filed as Exhibit 10(a) to the June 30, 2007, Form 10-Q, File No. 1-3548).

*4(e)	—	Term Loan Agreement, dated as of August 25, 2011, between ALLETE, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4 to the August 31, 2011, Form 8-K, File No. 1-3548).
*10(a)	—
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
Credit Agreement, dated as of February 1, 2012, among ALLETE, Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Securities LLC, as Sole Lead Arranger and Sole Book Runner (filed as Exhibit 10 to the February 6, 2012, Form 8-K, File No. 1-3548).

*10(d)1	—	Financing Agreement between Collier County Industrial Development Authority and ALLETE dated as of July 1, 2006 (filed as Exhibit 10(b)1 to the June 30, 2006, Form 10-Q, File No. 1-3548).
*10(d)2	—
Amended and Restated Letter of Credit Agreement, dated as of June 3, 2011, among ALLETE, the participating banks and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (filed as Exhibit 10(b) to the June 30, 2011, Form 10-Q, File No. 1-3548).

*10(e)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
+*10(f)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
+*10(f)2	—	ALLETE Executive Annual Incentive Plan Form of Awards Effective 2010 (filed as Exhibit 10(h)3 to the 2009 Form 10-K, File No. 1-3548).
+*10(f)3	—	ALLETE Executive Annual Incentive Plan Form of Awards Effective 2011 (filed as Exhibit 10(h)4 to the 2010 Form 10-K, File No. 1-3548).
+*10(f)4	—	ALLETE Executive Annual Incentive Plan Form of Awards Effective 2012 (filed as Exhibit 10(h)4 to the 2011 Form 10-K, File No. 1-3548).
+10(f)5	—	ALLETE Executive Annual Incentive Plan Form of Awards Effective 2013.
+*10(g)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
+*10(g)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(g)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2011 (filed as Exhibit 10(i)3 to the 2010 Form 10-K, File No. 1-3548).

ALLETE 2012 Form 10-K

Exhibit Number

+*10(h)1	—	Minnesota Power and Affiliated Companies Executive Investment Plan I, as amended and restated, effective November 1, 1988 (filed as Exhibit 10(c) to the 1988 Form 10-K, File No. 1-3548).
+*10(h)2	—	Amendments through December 2003 to the Minnesota Power and Affiliated Companies Executive Investment Plan I (filed as Exhibit 10(v)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(h)3	—	July 2004 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I (filed as Exhibit 10(b) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(h)4	—	August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan I (filed as Exhibit 10(b) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+*10(i)1	—	Minnesota Power and Affiliated Companies Executive Investment Plan II, as amended and restated, effective November 1, 1988 (filed as Exhibit 10(d) to the 1988 Form 10-K, File No. 1-3548).
+*10(i)2	—	Amendments through December 2003 to the Minnesota Power and Affiliated Companies Executive Investment Plan II (filed as Exhibit 10(w)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(i)3	—	July 2004 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II (filed as Exhibit 10(c) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(i)4	—	August 2006 Amendment to the Minnesota Power and Affiliated Companies Executive Investment Plan II (filed as Exhibit 10(c) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+10(j)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012.
+*10(k)1	—	ALLETE Executive Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2006 (filed as Exhibit 10 to the May 16, 2005, Form 8-K, File No. 1-3548).
+*10(k)2	—	Amendment to the ALLETE Executive Long-Term Incentive Compensation Plan, effective January 1, 2011 (filed as Exhibit 10(m)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(k)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Nonqualified Stock Option Grant Effective 2007 (filed as Exhibit 10(m)6 to the 2006 Form 10-K, File No. 1-3548).
+*10(k)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2007 (filed as Exhibit 10(m)7 to the 2006 Form 10-K, File No. 1-3548).
+*10(k)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2008 (filed as Exhibit 10(m)10 to the 2007 Form 10-K, File No. 1-3548).
+*10(k)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2009 (filed as Exhibit 10(m)11 to the 2008 Form 10-K, File No. 1-3548).
+*10(k)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2009 (filed as Exhibit 10(m)12 to the 2008 Form 10-K, File No. 1-3548).
+*10(k)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2010 (filed as Exhibit 10(m)8 to the 2009 Form 10-K, File No. 1-3548).
+*10(k)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2010 (filed as Exhibit 10(m)9 to the 2009 Form 10-K, File No. 1-3548).
+*10(k)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2011 (filed as Exhibit 10(m)11 to the 2010 Form 10-K, File No. 1-3548).
+*10(k)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2011 (filed as Exhibit 10(m)12 to the 2010 Form 10-K, File No. 1-3548).
+*10(k)12	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2012 (filed as Exhibit 10(m)12 to the 2011 Form 10-K, File No. 1-3548).
+*10(k)13	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2012 (filed as Exhibit 10(m)13 to the 2011 Form 10-K, File No. 1-3548).
+10(k)14	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2013.
+10(k)15	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2013.
+*10(l)1	—	Minnesota Power (now ALLETE) Director Stock Plan, effective May 9, 1995 (filed as Exhibit 10 to the March 31, 1995, Form 10-Q, File No. 1-3548).
+*10(l)2	—	Amendments through December 2003 to the Minnesota Power (now ALLETE) Director Stock Plan (filed as Exhibit 10(z)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(l)3	—	July 2004 Amendment to the ALLETE Director Stock Plan (filed as Exhibit 10(e) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(l)4	—	January 2007 Amendment to the ALLETE Director Stock Plan (filed as Exhibit 10(n)4 to the 2006 Form 10-K, File No. 1-3548).
+*10(l)5	—	May 2009 Amendment to the ALLETE Director Stock Plan (filed as Exhibit 10(b) to the June 30, 2009, Form 10-Q, File No. 1-3548).
+*10(l)6	—	May 2010 Amendment to the ALLETE Director Stock Plan (filed as Exhibit 10(a) to the June 30, 2010, Form 10-Q, File No. 1-3548).

ALLETE 2012 Form 10-K

Exhibit Number

+*10(l)7	—	October 2010 Amendment to the ALLETE Director Stock Plan (filed as Exhibit 10 to the September 30, 2010, Form 10-Q, File No. 1-3548).
+*10(m)1	—	ALLETE Non-Management Director Compensation Summary Effective May 1, 2010 (filed as Exhibit 10(b) to the March 31, 2010, Form 10-Q, File No. 1-3548).
+*10(m)2	—	ALLETE Non-Management Director Compensation Summary effective January 19, 2011 (filed as Exhibit 10(n)9 to the 2010 Form 10-K, File No. 1-3548).
+*10(m)3	—	ALLETE Non-Management Director Compensation Summary effective January 19, 2012 (filed as Exhibit 10(n)10 to the 2011 Form 10-K, File No. 1-3548).
+*10(n)1	—	Minnesota Power (now ALLETE) Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
+*10(n)2	—	October 2003 Amendment to the Minnesota Power (now ALLETE) Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(n)3	—	January 2005 Amendment to the ALLETE Director Compensation Deferral Plan (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
+*10(n)4	—	October 2006 Amendment to the ALLETE Director Compensation Deferral Plan (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+10(n)5	—	July 2012 Amendment to the ALLETE Director Compensation Deferral Plan.
+*10(o)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
+10(o)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012.
+*10(p)1	—	ALLETE Director Compensation Trust Agreement, effective October 11, 2004 (filed as Exhibit 10(a) to the September 30, 2004, Form 10-Q, File No. 1-3548).
+10(p)2	—	ALLETE Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012.
+*10(q)	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective January 19, 2011 (filed as Exhibit 10(q) to the 2010 Form 10-K, File No. 1-3548).
12	—	Computation of Ratios of Earnings to Fixed Charges.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
99	—
ALLETE News Release dated February 15, 2013, announcing earnings for the year ended December 31, 2012. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	—	XBRL Instance
101.SCH	—	XBRL Schema
101.CAL	—	XBRL Calculation
101.DEF	—	XBRL Definition
101.LAB	—	XBRL Label
101.PRE	—	XBRL Presentation

ALLETE 2012 Form 10-K

ALLETE or its subsidiaries are obligors under various long-term debt instruments, including but not limited to, (1) $38,995,000 original principal amount, of City of Cohasset, Minnesota, Variable Rate Demand Revenue Refunding Bonds (ALLETE, formerly Minnesota Power & Light Company, Project) Series 1997A, Series 1997B and Series 1997C ($27,455,000 remaining principal balance) that, pursuant to Regulation S-K, Item 601(b)(4)(iii), (2) $6,370,000 of City of Superior, Wisconsin, Collateralized Utility Revenue Refunding Bonds Series 2007A and $6,130,000 of City of Superior, Wisconsin, Collateralized Utility Revenue Bonds Series 2007B; and (3) other long-term debt instruments that, pursuant to Regulation S-K, Item 601(b)(4)(iii), are not filed as exhibits because the total amount of debt authorized under each of these omitted instruments does not exceed 10 percent of our total consolidated assets. We will furnish copies of these instruments to the SEC upon its request.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement pursuant to Item 15(b).

ALLETE 2012 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 15, 2013	By	/s/ Alan R. Hodnik
Alan R. Hodnik
Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan R. Hodnik	Chairman, President, Chief Executive Officer and Director	February 15, 2013
Alan R. Hodnik	(Principal Executive Officer)

/s/ Mark A. Schober	Senior Vice President and Chief Financial Officer	February 15, 2013
Mark A. Schober	(Principal Financial Officer)

/s/ Steven Q. DeVinck	Controller and Vice President – Business Support	February 15, 2013
Steven Q. DeVinck	(Principal Accounting Officer)

ALLETE 2012 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ Kathleen A. Brekken	Director	February 15, 2013
Kathleen A. Brekken

/s/ Kathryn W. Dindo	Director	February 15, 2013
Kathryn W. Dindo

/s/ Heidi J. Eddins	Director	February 15, 2013
Heidi J. Eddins

/s/ Sidney W. Emery, Jr.	Director	February 15, 2013
Sidney W. Emery, Jr.

/s/ George G. Goldfarb	Director	February 15, 2013
George G. Goldfarb

/s/ James S. Haines, Jr.	Director	February 15, 2013
James S. Haines, Jr.

/s/ James J. Hoolihan	Director	February 15, 2013
James J. Hoolihan

/s/ Madeleine W. Ludlow	Director	February 15, 2013
Madeleine W. Ludlow

/s/ Douglas C. Neve	Director	February 15, 2013
Douglas C. Neve

/s/ Leonard C. Rodman	Director	February 15, 2013
Leonard C. Rodman

/s/ Bruce W. Stender	Director	February 15, 2013
Bruce W. Stender

ALLETE 2012 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ALLETE, Inc. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 15, 2013

ALLETE 2012 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2012	2011
Millions
Assets
Current Assets
Cash and Cash Equivalents	$80.8	$101.1
Accounts Receivable (Less Allowance of $1.0 and $0.9)	89.0	79.7
Inventories	69.8	69.1
Prepayments and Other	33.6	27.1
Total Current Assets	273.2	277.0
Property, Plant and Equipment – Net	2,347.6	1,982.7
Regulatory Assets	340.3	345.9
Investment in ATC	107.3	98.9
Other Investments	143.5	132.3
Other Non-Current Assets	41.5	39.2
Total Assets	$3,253.4	$2,876.0
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$90.5	$71.8
Accrued Taxes	30.2	26.4
Accrued Interest	15.6	12.8
Long-Term Debt Due Within One Year	84.5	5.4
Notes Payable	—	1.1
Other	62.6	45.6
Total Current Liabilities	283.4	163.1
Long-Term Debt	933.6	857.9
Deferred Income Taxes	423.8	373.6
Regulatory Liabilities	60.1	43.5
Defined Benefit Pension and Other Postretirement Benefit Plans	228.2	253.5
Other Non-Current Liabilities	123.3	105.1
Total Liabilities	2,052.4	1,796.7
Commitments and Contingencies (Note 11)
Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 39.4 and 37.5
Shares Outstanding	784.7	705.6
Unearned ESOP Shares	(21.3)	(29.0)
Accumulated Other Comprehensive Loss	(22.0)	(28.9)
Retained Earnings	459.6	431.6
Total Equity	1,201.0	1,079.3
Total Liabilities and Equity	$3,253.4	$2,876.0

The accompanying notes are an integral part of these statements.

ALLETE 2012 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2012	2011	2010
Millions Except Per Share Amounts
Operating Revenue	$961.2	$928.2	$907.0
Operating Expenses
Fuel and Purchased Power	308.7	306.6	325.1
Operating and Maintenance	397.1	381.2	365.6
Depreciation	100.2	90.4	80.5
Total Operating Expenses	806.0	778.2	771.2
Operating Income	155.2	150.0	135.8
Other Income (Expense)
Interest Expense	(45.5)	(43.6)	(39.2)
Equity Earnings in ATC	19.4	18.4	17.9
Other	6.0	4.4	4.6
Total Other Expense	(20.1)	(20.8)	(16.7)
Income Before Non-Controlling Interest and Income Taxes	135.1	129.2	119.1
Income Tax Expense	38.0	35.6	44.3
Net Income	97.1	93.6	74.8
Less: Non-Controlling Interest in Subsidiaries	—	(0.2)	(0.5)
Net Income Attributable to ALLETE	$97.1	$93.8	$75.3
Average Shares of Common Stock
Basic	37.6	35.3	34.2
Diluted	37.6	35.4	34.3
Basic Earnings Per Share of Common Stock	$2.59	$2.66	$2.20
Diluted Earnings Per Share of Common Stock	$2.58	$2.65	$2.19
Dividends Per Share of Common Stock	$1.84	$1.78	$1.76

The accompanying notes are an integral part of these statements.

ALLETE 2012 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Comprehensive Income (Loss)	2012	2011	2010
Millions
Net Income	$97.1	$93.6	$74.8
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Taxes of $0.8, $(0.1) and $0.6	1.2	(0.3)	0.8
Unrealized Loss on Derivatives
Net of Income Taxes of $(0.1), $(0.2) and $—	(0.2)	(0.3)	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Taxes of $3.9, $(3.6), and $—	5.9	(5.1)	—
Total Other Comprehensive Income (Loss)	6.9	(5.7)	0.8
Total Comprehensive Income	$104.0	$87.9	$75.6
Less: Non-Controlling Interest in Subsidiaries	—	(0.2)	(0.5)
Comprehensive Income Attributable to ALLETE	$104.0	$88.1	$76.1
The accompanying notes are an integral part of these statements.

ALLETE 2012 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2012	2011	2010
Millions
Operating Activities
Net Income	$97.1	$93.6	$74.8
Allowance for Funds Used During Construction – Equity	(5.1)	(2.5)	(4.2)
Income from Equity Investments, Net of Dividends	(3.7)	(3.2)	(3.1)
Gain on Real Estate Foreclosure	—	(0.5)	(0.7)
Loss (Gain) on Sale of Assets	0.2	(0.9)	—
Loss on Impairment of Assets	—	1.7	—
Depreciation Expense	100.2	90.4	80.5
Amortization of Debt Issuance Costs	1.0	0.9	0.9
Deferred Income Tax Expense	37.5	35.8	66.0
Share-Based Compensation Expense	2.1	1.6	2.2
ESOP Compensation Expense	7.7	7.4	7.1
Defined Benefit Pension and Other Postretirement Benefit Expense	27.5	23.6	18.0
Bad Debt Expense	1.0	1.2	1.1
Changes in Operating Assets and Liabilities
Accounts Receivable	(10.1)	18.6	17.9
Inventories	(0.7)	(9.1)	(3.0)
Prepayments and Other	(6.5)	1.5	(4.3)
Accounts Payable	(1.5)	(9.5)	5.8
Other Current Liabilities	21.8	15.4	5.2
Cash Contributions to Defined Benefit Pension and Other Postretirement Plans	(8.8)	(24.7)	(39.3)
Changes in Regulatory and Other Non-Current Assets	(20.9)	(7.5)	4.2
Changes in Regulatory and Other Non-Current Liabilities	0.8	7.9	(0.4)
Cash from Operating Activities	239.6	241.7	228.7
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.5	7.8	0.6
Payments for Purchase of Available-for-sale Securities	(1.8)	(2.3)	(2.3)
Investment in ATC	(4.7)	(2.0)	(1.6)
Changes to Other Investments	(9.6)	(7.4)	1.3
Additions to Property, Plant and Equipment	(405.8)	(239.2)	(248.9)
Proceeds from Sale of Assets	0.3	2.2	—
Cash for Investing Activities	(420.1)	(240.9)	(250.9)
Financing Activities
Proceeds from Issuance of Common Stock	77.0	39.1	20.5
Proceeds from Issuance of Long-Term Debt	180.6	81.4	155.0
Changes in Notes Payable	(1.1)	0.1	(0.9)
Reductions of Long-Term Debt	(25.9)	(3.1)	(71.0)
Debt Issuance Costs	(1.3)	—	(1.4)
Dividends on Common Stock	(69.1)	(62.1)	(60.8)
Cash from Financing Activities	160.2	55.4	41.4
Change in Cash and Cash Equivalents	(20.3)	56.2	19.2
Cash and Cash Equivalents at Beginning of Period	101.1	44.9	25.7
Cash and Cash Equivalents at End of Period	$80.8	$101.1	$44.9
`
The accompanying notes are an integral part of these statements.

ALLETE 2012 Form 10-K

ALLETE Consolidated Statement of Shareholders’ Equity

	Total Shareholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Common Stock
Millions
Balance as of December 31, 2009	$929.5	$385.4	$(24.0)	$(45.3)	$613.4
Comprehensive Income
Net Income	74.8	74.8
Other Comprehensive Income – Net of Tax
Unrealized Gain on Securities – Net	0.8		0.8
Total Comprehensive Income	75.6
Non-Controlling Interest in Subsidiaries	0.5	0.5
Comprehensive Income Attributable to ALLETE	76.1
Common Stock Issued – Net	22.7				22.7
Dividends Declared	(60.8)	(60.8)
ESOP Shares Earned	8.5			8.5
Balance as of December 31, 2010	976.0	399.9	(23.2)	(36.8)	636.1
Comprehensive Income
Net Income	93.6	93.6
Other Comprehensive Income – Net of Tax
Unrealized Loss on Securities – Net	(0.3)		(0.3)
Unrealized Loss on Derivatives – Net	(0.3)		(0.3)
Defined Benefit Pension and Other Postretirement Plans – Net	(5.1)		(5.1)
Total Comprehensive Income	87.9
Non-Controlling Interest in Subsidiaries	0.2	0.2
Comprehensive Income Attributable to ALLETE	88.1
Common Stock Issued – Net	69.5				69.5
Dividends Declared	(62.1)	(62.1)
ESOP Shares Earned	7.8			7.8
Balance as of December 31, 2011	1,079.3	431.6	(28.9)	(29.0)	705.6
Comprehensive Income
Net Income	97.1	97.1
Other Comprehensive Income – Net of Tax
Unrealized Gain on Securities – Net	1.2		1.2
Unrealized Loss on Derivatives – Net	(0.2)		(0.2)
Defined Benefit Pension and Other Postretirement Plans – Net	5.9		5.9
Total Comprehensive Income Attributable to ALLETE	104.0
Common Stock Issued – Net	79.1				79.1
Dividends Declared	(69.1)	(69.1)
ESOP Shares Earned	7.7			7.7
Balance as of December 31, 2012	$1,201.0	$459.6	$(22.0)	$(21.3)	$784.7

The accompanying notes are an integral part of these statements.

ALLETE 2012 Form 10-K

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

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, ALLETE Properties, our Florida real estate investment, and ALLETE Clean Energy, our business aimed at developing or acquiring capital projects that create energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. This segment also includes other business development and corporate expenditures, a small amount of non-rate base generation, approximately 6,100 acres of land in Minnesota, and earnings on cash and investments.

BNI Coal, a wholly-owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2012, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under a long-term contract. (See Note 11. Commitments, Guarantees and Contingencies.) Coal sales are recognized when delivered at the cost of production plus a specified profit per ton of coal delivered.

ALLETE Properties represents our Florida real estate investment. Our current strategy for the assets is to complete and maintain key entitlements and infrastructure improvements without requiring significant additional investment, sell the portfolio when opportunities arise and reinvest the proceeds in our growth initiatives. ALLETE does not intend to acquire additional Florida real estate.

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

ALLETE 2012 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ALLETE Clean Energy, a wholly-owned subsidiary of ALLETE, operates independently of Minnesota Power to develop or acquire capital projects aimed at creating energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. ALLETE Clean Energy intends to market to electric utilities, cooperatives, municipalities, independent power marketers and large end-users across North America through long-term contracts or other sale arrangements, and will be subject to applicable state and federal regulatory approvals.

Non-Controlling Interest in Subsidiaries. In August 2011, ALLETE purchased the remaining shares of the ALLETE Properties non-controlling interest at book value for $8.8 million by issuing 0.2 million shares of ALLETE common stock. This was accounted for as an equity transaction, and no gain or loss was recognized in net income or comprehensive income.

Cash and Cash Equivalents. We consider all investments purchased with original maturities of three months or less to be cash equivalents.

Supplemental Statement of Cash Flow Information

Consolidated Statement of Cash Flows
Year Ended December 31	2012	2011	2010
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$42.7	$43.2	$35.7
Cash Received During the Period for Income Taxes (a)	—	$(11.4)	$(54.2)
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$20.2	$5.9	$7.5
Capitalized Asset Retirement Costs	$17.1	$0.3	$2.8
AFUDC – Equity	$5.1	$2.5	$4.2
ALLETE Common Stock Contributed to the Pension Plan	—	$(20.0)	—

(a)
Due to bonus depreciation provisions in 2009 and 2010 federal legislation, NOLs were generated which resulted in little or no estimated tax payments, and refunds were received from NOL carrybacks against prior years’ taxable income.

Accounts Receivable. Accounts receivable are reported on the balance sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, overall portfolio quality, review of specific problems and such other factors that, in our judgment, deserve recognition in estimating losses.

Accounts Receivable
As of December 31	2012	2011
Millions
Trade Accounts Receivable
Billed	$70.4	$63.7
Unbilled	17.4	15.6
Less: Allowance for Doubtful Accounts	1.0	0.9
Total Trade Accounts Receivable	86.8	78.4
Income Taxes Receivable	2.2	1.3
Total Accounts Receivable - Net	$89.0	$79.7

ALLETE 2012 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk. Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Minnesota Power sells electricity to 9 Large Power Customers. Receivables from these customers totaled $11.6 million at December 31, 2012 ($9.3 million at December 31, 2011). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, our taconite-producing Large Power Customers, which are a part of our Regulated Operations segment, are on a weekly billing cycle, which allows us to closely manage collection of amounts due. One of these customers accounted for 12.3 percent of consolidated revenue in 2012 (12.8 percent in 2011; 12.5 percent in 2010). In the third quarter of 2011, one of Minnesota Power’s Large Power Customers, NewPage Corporation (NewPage), filed for Chapter 11 bankruptcy protection. In September 2012, NewPage submitted a motion to the bankruptcy court to approve amended and restated service agreements and payment of the pre-petition amount, which was approved on October 16, 2012. The agreement was subsequently approved by the MPUC in a December 10, 2012 order, which resulted in the pre-petition receivable of $3.2 million being paid as of December 31, 2012. Throughout the bankruptcy proceedings this customer’s operations continued without interruption and we continued to provide electric and steam service to this customer.

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

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

Inventories
As of December 31	2012	2011
Millions
Fuel	$28.0	$28.6
Materials and Supplies	41.8	40.5
Total Inventories	$69.8	$69.1

Property, Plant and Equipment. Property, plant and equipment are recorded at original cost and are reported on the balance sheet net of accumulated depreciation. Expenditures for additions, significant replacements, improvements and major plant overhauls are capitalized; maintenance and repair costs are expensed as incurred. Gains or losses on non-rate base property, plant and equipment are recognized when they are retired or otherwise disposed. When regulated utility property, plant and equipment are retired or otherwise disposed, no gain or loss is recognized in accordance with the accounting standards for Regulated Operations. Our Regulated Operations capitalize AFUDC, which includes both an interest and equity component. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during construction periods. AFUDC amounts capitalized are included in rate base and are recovered from customers as the related property is depreciated. The MPUC has approved cost recovery for several large capital projects recently, at which time the recognition of AFUDC ceases. (See Note 3. Property, Plant and Equipment.)

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed for the recovery of the remaining basis of retired plant assets. In January 2013 we announced the retirement of Taconite Harbor Unit 3 and conversion of Laskin Energy Center to natural gas in 2015, which is subject to MPUC approval. Accordingly, we do not expect any loss as a result of the retirement of Taconite Harbor Unit 3 or conversion of Laskin Energy Center.

Impairment of Long-Lived Assets. We review our long-lived assets, which include the real estate assets of ALLETE Properties, for indicators of impairment in accordance with the accounting standards for property, plant and equipment on a quarterly basis.

ALLETE 2012 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with the accounting standards for property, plant and equipment, if indicators of impairment exist, we test our real estate assets for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. Cash flows are assessed at the lowest level of identifiable cash flows, which may be by each land parcel, combining various parcels into bulk sales, or other combinations thereof. Our consideration of possible impairment for our real estate assets requires us to make estimates of future cash flows on an undiscounted basis. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: management’s best estimate of future sales prices; holding period and timing of sales; method of disposition; and future expenditures necessary to develop and maintain the operations, including community development district assessments, property taxes and normal operation and maintenance costs. These estimates and expectations are specific to each land parcel or various bulk sales, and may vary among each land parcel or bulk sale. If the excess of undiscounted cash flows over the carrying value of a property is small, there is a greater risk of future impairment in the event of such changes and any resulting impairment charges could be material.

Weak market conditions for real estate in Florida have required us to review our land inventories for impairment. Our undiscounted cash flow analysis was estimated using management’s current intent for disposition of each property, which is an estimated selling period of five to ten years based on a December 2011 asset management and disposition plan (“Plan”). The Plan is reviewed annually for adjustment or modification and we have concluded that the estimates and assumptions remain appropriate in 2012. As such, we continue to utilize the Plan when evaluating our land inventory for impairment. Future selling prices have been estimated through management’s best estimate of future sales prices in collaboration and consultation with outside advisors, and based on the best use of the properties over the expected period of sale. The undiscounted cash flow analysis assumes two scenarios: retail land sales followed by project bulk sales over a five year period and retail land sales over a ten year period. Our analysis assumes the most likely case of retail land sales followed by project bulk sales over a five year period; however, under both scenarios, except as noted below, the undiscounted cash flows exceeded carrying values. If our major development projects are sold in one bulk sale or if the properties are sold differently than anticipated in the Plan, the actual results could be materially different from our undiscounted cash flow analysis.

The results of the impairment analysis are particularly dependent on the estimated future sales prices, method of disposition, and holding period for each property. The estimated holding period is based on management’s current intent for the use and disposition of each property, which could be subject to change in future periods if the intentions of the Company as set by management and approved by the Board of Directors were to change.

In the event that projected future undiscounted cash flows are not adequate to recover the carrying value of an asset, impairment is indicated and may require a write down to the asset’s fair value. Fair value is determined based on best available evidence including comparable sales, current appraised values, property tax assessed values, and discounted cash flow analysis. If fair value is less than cost, the carrying value of our investments is reduced and an impairment charge is recorded in the current period. In 2012, impairment analysis’ of estimated future undiscounted cash flows were conducted and indicated that the cash flows were adequate to recover the carrying basis of our land inventory. As a result, there was no impairment recorded for the year ended December 31, 2012. For the year ended December 31, 2011, a $1.7 million impairment charge was recorded.

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

Prepayments and Other Current Assets
As of December 31	2012	2011
Millions
Deferred Fuel Adjustment Clause	$22.5	$17.5
Other	11.1	9.6
Total Prepayments and Other Current Assets	$33.6	$27.1

ALLETE 2012 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities
As of December 31	2012	2011
Millions
Customer Deposits (a)	$28.8	$16.3
Other	33.8	29.3
Total Other Current Liabilities	$62.6	$45.6

(a)	Customer deposits were higher in 2012 primarily due to customer security deposits for capital expenditures relating to a transmission project.

Other Non-Current Liabilities
As of December 31	2012	2011
Millions
Asset Retirement Obligation	$77.9	$57.0
Other	45.4	48.1
Total Other Non-Current Liabilities	$123.3	$105.1

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

Minnesota Power participates in MISO. MISO transactions are accounted for on a net hourly basis in each of the day-ahead and real-time markets. Minnesota Power records net sales in Operating Revenue and net purchases in Fuel and Purchased Power Expense on our Consolidated Statement of Income. The revenues and charges from MISO related to serving retail and municipal electric customers are recorded on a net basis as Fuel and Purchased Power Expense.

Unamortized Discount and Premium on Debt. Discount and premium on debt are deferred and amortized over the terms of the related debt instruments using the straight-line method which approximates the effective interest method.

Income Taxes. ALLETE and its subsidiaries file a consolidated federal income tax return and combined and separate state income tax returns. We account for income taxes using the liability method in accordance with the accounting standards for income taxes. Under the liability method, deferred income tax assets and liabilities are established for all temporary differences in the book and tax basis of assets and liabilities, based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Due to the effects of regulation on Minnesota Power and SWL&P, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities. Federal investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property. In accordance with the accounting standards for uncertainty in income taxes, we are required to recognize in our financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. The term “more-likely-than-not” means more than 50 percent likely. (See Note 14. Income Tax Expense.)

ALLETE 2012 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Excise Taxes. We collect excise taxes from our customers levied by government entities. These taxes are stated separately on the billing to the customer and recorded as a liability to be remitted to the government entity. We account for the collection and payment of these taxes on a net basis.

New Accounting Standards.

There are no recently issued accounting standard updates applicable for our adoption in future periods.

NOTE 2. BUSINESS SEGMENTS

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, ALLETE Properties, our Florida real estate investment, and ALLETE Clean Energy, our business aimed at developing or acquiring capital projects that create energy solutions via wind, solar, biomass, hydro, natural gas/liquids, shale resources, clean coal and other clean energy innovations. This segment also includes other business development and corporate expenditures, a small amount of non-rate base generation, approximately 6,100 acres of land in Minnesota, and earnings on cash and investments. For a description of our reportable business segments, see Item 1. Business.

	Consolidated	Regulated Operations	Investments and Other
Millions
2012
Operating Revenue	$961.2	$874.4	$86.8
Fuel and Purchased Power Expense	308.7	308.7	—
Operating and Maintenance Expense	397.1	310.0	87.1
Depreciation Expense	100.2	93.9	6.3
Operating Income (Loss)	155.2	161.8	(6.6)
Interest Expense	(45.5)	(39.8)	(5.7)
Equity Earnings in ATC	19.4	19.4	—
Other Income	6.0	5.1	0.9
Income (Loss) Before Non-Controlling Interest and Income Taxes	135.1	146.5	(11.4)
Income Tax Expense (Benefit)	38.0	50.4	(12.4)
Net Income	97.1	96.1	1.0
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income Attributable to ALLETE	$97.1	$96.1	$1.0
Total Assets	$3,253.4	$2,962.4	$291.0
Capital Additions	$432.2	$418.2	$14.0

ALLETE 2012 Form 10-K

NOTE 2. BUSINESS SEGMENTS (Continued)

	Consolidated	Regulated Operations	Investments and Other
Millions
2011
Operating Revenue	$928.2	$851.9	$76.3
Fuel and Purchased Power Expense	306.6	306.6	—
Operating and Maintenance Expense	381.2	301.5	79.7
Depreciation Expense	90.4	85.4	5.0
Operating Income (Loss)	150.0	158.4	(8.4)
Interest Expense	(43.6)	(35.8)	(7.8)
Equity Earnings in ATC	18.4	18.4	—
Other Income	4.4	2.6	1.8
Income (Loss) Before Non-Controlling Interest and Income Taxes	129.2	143.6	(14.4)
Income Tax Expense (Benefit)	35.6	43.2	(7.6)
Net Income (Loss)	93.6	100.4	(6.8)
Less: Non-Controlling Interest in Subsidiaries	(0.2)	—	(0.2)
Net Income (Loss) Attributable to ALLETE	$93.8	$100.4	$(6.6)
Total Assets	$2,876.0	$2,579.8	$296.2
Capital Additions	$246.8	$228.0	$18.8

	Consolidated	Regulated Operations	Investments and Other
Millions
2010
Operating Revenue	$907.0	$835.5	$71.5
Fuel and Purchased Power Expense	325.1	325.1	—
Operating and Maintenance Expense	365.6	292.3	73.3
Depreciation Expense	80.5	76.1	4.4
Operating Income (Loss)	135.8	142.0	(6.2)
Interest Expense	(39.2)	(32.3)	(6.9)
Equity Earnings in ATC	17.9	17.9	—
Other Income	4.6	3.8	0.8
Income (Loss) Before Non-Controlling Interest and Income Taxes	119.1	131.4	(12.3)
Income Tax Expense (Benefit)	44.3	51.6	(7.3)
Net Income (Loss)	74.8	79.8	(5.0)
Less: Non-Controlling Interest in Subsidiaries	(0.5)	—	(0.5)
Net Income (Loss) Attributable to ALLETE	$75.3	$79.8	$(4.5)
Total Assets	$2,609.1	$2,375.4	$233.7
Capital Additions	$260.0	$256.4	$3.6

ALLETE 2012 Form 10-K

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2012	2011
Millions
Regulated Utility	$3,232.9	$2,794.8
Construction Work in Progress	151.8	155.0
Accumulated Depreciation	(1,102.8)	(1,024.6)
Regulated Utility Plant - Net	2,281.9	1,925.2
Non-Rate Base Energy Operations	118.0	106.4
Construction Work in Progress	4.2	2.3
Accumulated Depreciation	(56.7)	(51.4)
Non-Rate Base Energy Operations Plant - Net	65.5	57.3
Other Plant - Net	0.2	0.2
Property, Plant and Equipment - Net	$2,347.6	$1,982.7

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Estimated Useful Lives of Property, Plant and Equipment

Regulated Utility –	Generation	3 to 35 years	Non-Rate Base Operations	3 to 61 years
	Transmission	42 to 61 years	Other Plant	5 to 25 years
	Distribution	14 to 65 years

Asset Retirement Obligations. We recognize, at fair value, obligations associated with the retirement of certain tangible, long-lived assets that result from the acquisition, construction or development and/or normal operation of the asset. Asset retirement obligations (ARO) relate primarily to the decommissioning of our coal-fired and wind generating facilities and land reclamation at BNI Coal, and are included in other non-current liabilities on our Consolidated Balance Sheet. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. Removal costs associated with certain distribution and transmission assets have not been recognized, as these facilities have indeterminate useful lives.

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

Asset Retirement Obligation
Millions
Obligation as of December 31, 2010	$50.3
Accretion Expense	6.4
Additional Liabilities Incurred in 2011	0.3
Obligation as of December 31, 2011	57.0
Accretion Expense	3.8
Additional Liabilities Incurred in 2012	17.1
Obligation as of December 31, 2012	$77.9

ALLETE 2012 Form 10-K

NOTE 4. JOINTLY-OWNED FACILITIES

Following are our investments in jointly-owned facilities and the related ownership percentages as of December 31, 2012:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
Boswell Unit 4	$413.1	$188.1	$25.0	80
CapX2020	22.8	0.4	25.4	9.3 - 14.7
Total	$435.9	$188.5	$50.4

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

In February 2011, Minnesota Power appealed the MPUC’s interim rate decision in the Company’s 2010 rate case to the Minnesota Court of Appeals. The Company appealed the MPUC’s finding of exigent circumstances in the interim rate decision with the primary arguments being that the MPUC exceeded its statutory authority, made its decision without the support of a body of record evidence and that the decision violated public policy. The Company desires to resolve whether the MPUC’s finding of exigent circumstances was lawful for application in future rate cases. In December 2011, the Minnesota Court of Appeals concluded that the MPUC did not err in finding exigent circumstances and properly exercised its discretion in setting interim rates. On January 4, 2012, the Company filed a petition for review at the Minnesota Supreme Court (Court). On February 14, 2012, the Court granted the petition for review and oral arguments were held before the Court on October 9, 2012. A decision is expected in early 2013; however, we cannot predict the outcome at this time.

FERC-Approved Wholesale Rates. Minnesota Power’s non-affiliated municipal customers consist of 16 municipalities in Minnesota and 1 private utility in Wisconsin. SWL&P, a wholly-owned subsidiary of ALLETE, is also a private utility in Wisconsin and a customer of Minnesota Power. Minnesota Power’s formula-based contract with the City of Nashwauk is effective April 1, 2013 through June 30, 2024, and the restated formula-based contracts with the remaining 15 Minnesota municipal customers and SWL&P are effective through June 30, 2019. The rates included in these contracts are calculated using a cost-based formula methodology that is set each July 1, using estimated costs and a rate of return that is equal to our authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred. The contract terms include a termination clause requiring a three-year notice to terminate. Under the City of Nashwauk contract, no termination notice may be given prior to July 1, 2021. Under the restated contracts, no termination notices may be given prior to June 30, 2016. A two-year cancellation notice is required for the one private non-affiliated utility in Wisconsin, and on December 31, 2011, this customer submitted a cancellation notice with termination effective on December 31, 2013. The 17 MW of average monthly demand provided to this customer is expected to be used to supply energy to prospective customers beginning in 2014.

2012 Wisconsin Rate Case. During 2012, SWL&P’s retail rates were based on a 2010 PSCW retail rate order, which was effective January 1, 2011. SWL&P’s 2013 retail rates are based on a 2012 PSCW retail rate order, effective January 1, 2013, and allows for a 10.9 percent return on common equity. The new rates reflect an average overall increase of 2.4 percent for retail customers (a 13.8 percent increase in water rates, a 1.2 percent increase in electric rates, and a 2.0 percent decrease in natural gas rates). On an annualized basis, the rate increase will generate approximately $1.7 million in additional revenue.

ALLETE 2012 Form 10-K

NOTE 5. REGULATORY MATTERS (Continued)

Rapids Energy Center. On December 19, 2012, Minnesota Power filed with the MPUC for approval to transfer the assets of Rapids Energy Center from non-rate base generation to Minnesota Power’s Regulated Operations. Rapids Energy Center is a generation facility that is located at the UPM, Blandin Paper Mill (Blandin). Minnesota Power and Blandin entered into a new electric service agreement in September 2012 which is also subject to MPUC approval. We expect a decision from the MPUC on these filings in mid-2013.

ALLETE Clean Energy. In August 2011, the Company filed with the MPUC for approval of certain affiliated interest agreements between ALLETE and ALLETE Clean Energy. These agreements relate to various relationships between the parties, including the accounting for certain shared services, as well as the transfer of transmission and wind development rights in North Dakota to ALLETE Clean Energy. These transmission and wind development rights are separate and distinct from those needed by Minnesota Power to meet Minnesota’s renewable energy standard requirements. On July 23, 2012, the MPUC issued an order approving certain administrative items related to accounting for shared services and the transfer of meteorological towers, while deferring decisions related to transmission and wind development rights pending the MPUC’s further review of Minnesota Power’s future retail electric service needs.

Boswell Mercury Emissions Reduction Plan. Minnesota Power is required to implement a mercury emissions reduction project for Boswell Unit 4 under the Minnesota Mercury Emissions Reduction and the Federal MATS rule. On August 31, 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls by early 2016 to address both the Minnesota mercury emissions reduction requirements and the Federal MATS rule. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule and are estimated to be between $350 million and $400 million. The MPCA has 180 days to comment on the mercury emissions reduction plan, which then is reviewed by the MPUC for a decision. We expect a decision by the MPUC on the plan in the third quarter of 2013. After approval by the MPUC we anticipate filing a petition to include investments and expenditures in customer billing rates.

The Patient Protection and Affordable Care Act of 2010 (PPACA). In March 2010, the PPACA was signed into law. One of the provisions changed the tax treatment for retiree prescription drug expenses by eliminating the tax deduction for expenses that are reimbursed under Medicare Part D, beginning January 1, 2013. Based on this provision, we are subject to additional taxes in the future and were required to reverse previously recorded tax benefits which resulted in a non-recurring charge to net income of $4.0 million in 2010. In October 2010, we submitted a filing with the MPUC requesting deferral of the retail portion of the tax charge taken in 2010 resulting from the PPACA. In May 2011, the MPUC approved our request for deferral until the next rate case and as a result we recorded an income tax benefit of $2.9 million and a related regulatory asset of $5.0 million in the second quarter of 2011.

Pension. In December 2011, the Company filed a petition with the MPUC requesting a mechanism to recover the cost of capital associated with the prepaid pension asset (or liability) created by the required contributions under the pension plan in excess of (or less than) annual pension expense. The Company further requested a mechanism to defer pension expenses in excess of (or less than) those currently being recovered in base rates. On February 14, 2013, the MPUC denied the Company's petition for recovery of the pension asset and deferral of expenses outside of a general rate case. The MPUC decision does not impact the results of operations for the year ended December 31, 2012.

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

ALLETE 2012 Form 10-K

NOTE 5. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2012	2011
Millions
Current Regulatory Assets (a)
Deferred Fuel	$22.5	$17.5
Total Current Regulatory Assets	22.5	17.5
Non-Current Regulatory Assets
Future Benefit Obligations Under
Defined Benefit Pension and Other Postretirement Plans	260.7	292.8
Income Taxes	36.0	28.6
Asset Retirement Obligation	12.1	9.8
Cost Recovery Riders (b)	18.5	0.7
PPACA Income Tax Deferral	5.0	5.0
Conservation Improvement Program	4.3	4.6
Other	3.7	4.4
Total Non-Current Regulatory Assets	340.3	345.9

Total Regulatory Assets	$362.8	$363.4

Non-Current Regulatory Liabilities
Income Taxes	$19.5	$21.9
Plant Removal Obligations	18.1	15.0
Wholesale and Retail Contra AFUDC	15.5	1.5
Other	7.0	5.1
Total Non-Current Regulatory Liabilities	$60.1	$43.5

(a)	Current regulatory assets are included in prepayments and other on our Consolidated Balance Sheet.

(b)	The increase in cost recovery rider regulatory assets in 2012 is primarily due to revenues related to our Bison Wind Energy Center.

NOTE 6. INVESTMENT IN ATC

Investment in ATC. Our wholly-owned subsidiary, Rainy River Energy, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota, and Illinois. ATC rates are FERC-approved and are based on a 12.2 percent return on common equity dedicated to utility plant. We account for our investment in ATC under the equity method of accounting. As of December 31, 2012, our equity investment in ATC was $107.3 million ($98.9 million at December 31, 2011). On January 30, 2013, we invested an additional $0.4 million in ATC. In total, we expect to invest approximately $2.0 million throughout 2013.

ALLETE’s Interest in ATC
Year Ended December 31	2012	2011
Millions
Equity Investment Beginning Balance	$98.9	$93.3
Cash Investments	4.7	2.0
Equity in ATC Earnings	19.4	18.4
Distributed ATC Earnings	(15.7)	(14.8)
Equity Investment Ending Balance	$107.3	$98.9

ALLETE 2012 Form 10-K

NOTE 6. INVESTMENT IN ATC (Continued)

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2012	2011
Millions
Current Assets	$63.1	$58.7
Non-Current Assets	3,274.7	3,053.7
Total Assets	$3,337.8	$3,112.4
Current Liabilities	$251.5	$298.5
Long-Term Debt	1,550.0	1,400.0
Other Non-Current Liabilities	95.8	82.6
Members’ Equity	1,440.5	1,331.3
Total Liabilities and Members’ Equity	$3,337.8	$3,112.4

Income Statement Data
Year Ended December 31	2012	2011	2010
Millions
Revenue	$603.2	$567.2	$556.7
Operating Expense	281.0	261.6	251.1
Other Expense	84.8	81.7	85.9
Net Income	$237.4	$223.9	$219.7
ALLETE’s Equity in Net Income	$19.4	$18.4	$17.9

NOTE 7. INVESTMENTS

Investments. At December 31, 2012, our long-term investment portfolio included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held to fund employee benefits, and other assets consisting primarily of cash equivalents and land in Minnesota.

Investments
As of December 31	2012	2011
Millions
ALLETE Properties	$91.1	$91.3
Available-for-sale Securities	26.8	24.7
Other	25.6	16.3
Total Investments	$143.5	$132.3

ALLETE 2012 Form 10-K

NOTE 7. INVESTMENTS (Continued)

ALLETE Properties
As of December 31	2012	2011
Millions
Land Inventory Beginning Balance	$86.0	$86.0
Deeds to Collateralized Property	0.5	1.8
Land Impairment	—	(1.7)
Cost of Sales	(0.2)	(0.3)
Capitalized Improvements and Other	0.2	0.2
Land Inventory Ending Balance	86.5	86.0
Long-Term Finance Receivables (net of allowances of $0.6 and $0.6)	1.4	2.0
Other	3.2	3.3
Total Real Estate Assets	$91.1	$91.3

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to fair value. Land values are reviewed for impairment on a quarterly basis. In 2012, impairment analysis’ of estimated future undiscounted cash flows was conducted and indicated that the cash flows were adequate to recover the carrying basis of our land inventory. Consequently, there was no impairment recorded for the year ended December 31, 2012. For the year ended December 31, 2011, a 1.7 million impairment charge was recorded.

Long-Term Finance Receivables. As of December 31, 2012, long-term finance receivables were $1.4 million net of allowance ($2.0 million net of allowance as of December 31, 2011). The decrease is primarily the result of the transfer of properties back to ALLETE Properties by deed-in-lieu of foreclosure, in satisfaction of amounts previously owed under long-term finance receivables. Long-term finance receivables are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts. As of December 31, 2012, we had allowance for doubtful accounts of $0.6 million ($0.6 million as of December 31, 2011).

If a purchaser defaults on a sales contract, the legal remedy is usually limited to terminating the contract and retaining the purchaser’s deposit. The property is then available for resale. Contract purchasers may incur significant costs during due diligence, planning, designing and marketing the property before the contract closes, therefore they may have substantially more at risk than the deposit.

Available-for-Sale Investments. We account for our available-for-sale portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted of securities established to fund certain employee benefits and auction rate securities. Our auction rate securities of $6.7 million were redeemed at carrying value on January 5, 2011.

Available-For-Sale Securities
Millions		Gross Unrealized
As of December 31	Cost	Gain	(Loss)	Fair Value
2012	$27.4	$0.5	$(1.1)	$26.8
2011	$27.3	$0.1	$(2.7)	$24.7
2010	$27.4	$0.2	$(2.4)	$25.2

	Net	Gross Realized		Net Unrealized Gain (Loss) in Other
Year Ended December 31	Proceeds	Gain	(Loss)	Comprehensive Income
2012	$1.5	—	—	$1.2
2011	$7.8	—	—	$(0.3)
2010	$0.6	—	—	$0.8

ALLETE 2012 Form 10-K

NOTE 8. DERIVATIVES

During the third quarter of 2011, we entered into a variable-to-fixed interest rate swap (Swap), designated as a cash flow hedge, in order to manage the interest rate risk associated with a $75.0 million Term Loan. The Term Loan has a variable interest rate equal to the one-month LIBOR plus 1.00 percent, has a maturity of August 25, 2014, and represents approximately 8 percent of the Company’s outstanding long-term debt as of December 31, 2012. (See Note 10. Short-Term and Long-Term Debt.) The Swap agreement has a notional amount equal to the underlying debt principal and matures on August 25, 2014. The Swap agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying notional amount. The variable rate of the Swap is equal to the one-month LIBOR and the fixed rate is equal to 0.825 percent. Cash flows from the interest rate swap are expected to be highly effective in offsetting the variable interest expense of the debt attributable to fluctuations in the one-month LIBOR interest rate over the life of the Swap. If it is determined that a derivative is not or has ceased to be effective as a hedge, the Company prospectively discontinues hedge accounting with respect to that derivative. The shortcut method is used to assess hedge effectiveness. At inception, all shortcut method requirements were satisfied; thus changes in value of the Swap designated as the hedging instrument will be deemed 100 percent effective. As a result, there was no ineffectiveness recorded for the year ended December 31, 2012. The mark-to-market fluctuation on the cash flow hedge was recorded in accumulated other comprehensive income on the Consolidated Balance Sheet. As of December 31, 2012, the fair value of the swap was a $0.7 million liability (a $0.4 million liability as of December 31, 2011) and is included in other non-current liabilities on the Consolidated Balance Sheet. Cash flows from derivative activities are presented in the same category as the item being hedged on the Consolidated Statement of Cash Flows. Amounts recorded in other comprehensive income related to cash flow hedges will be recognized in earnings when the hedged transactions occur or when it is probable that the hedged transactions will not occur. Gains or losses on interest rate hedging transactions are reflected as a component of interest expense on the Consolidated Statement of Income.

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

Level 3 — Significant inputs that are generally less observable from objective sources. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value. This category included ARS consisting of guaranteed student loans.

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of cash and cash equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore are excluded from the recurring fair value measures in the tables below.

ALLETE 2012 Form 10-K

NOTE 9. FAIR VALUE (Continued)

	Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments
Available-for-sale Securities – Equity Securities	$18.0	—	—	$18.0
Available-for-sale Securities – Corporate Debt Securities	—	$8.8	—	8.8
Cash Equivalents	20.7	—	—	20.7
Total Fair Value of Assets	$38.7	$8.8	—	$47.5

Liabilities:
Deferred Compensation	—	$14.0	—	$14.0
Derivatives – Interest Rate Swap	—	0.7	—	0.7
Total Fair Value of Liabilities	—	$14.7	—	$14.7
Total Net Fair Value of Assets (Liabilities)	$38.7	$(5.9)	—	$32.8

There was no activity in Level 3 during the year ended December 31, 2012.

	Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments
Available-for-sale Securities – Equity Securities	$17.6	—	—	$17.6
Available-for-sale Securities – Corporate Debt Securities	—	$8.2	—	8.2
Cash Equivalents	11.4	—	—	11.4
Total Fair Value of Assets	$29.0	$8.2	—	$37.2

Liabilities:
Deferred Compensation	—	$12.8	—	$12.8
Derivatives – Interest Rate Swap	—	$0.4	—	$0.4
Total Fair Value of Liabilities	—	$13.2	—	$13.2
Total Net Fair Value of Assets (Liabilities)	$29.0	$(5.0)	—	$24.0

Recurring Fair Value Measures Activity in Level 3	Debt Securities Issued by States of the United States (ARS)
Millions
Balance as of December 31, 2010	$6.7
Redeemed During the Period (a)	(6.7)
Balance as of December 31, 2011	$—

(a)	The ARS were redeemed at carrying value on January 5, 2011.

The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2012 and 2011, there were no transfers in or out of Levels 1, 2 or 3.

ALLETE 2012 Form 10-K

NOTE 9. FAIR VALUE (Continued)

Fair Value of Financial Instruments. With the exception of the items listed in the table below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the items below were based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
December 31, 2012	$1,018.1	$1,143.7
December 31, 2011	$863.3	$966.4

NOTE 10. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. Total short-term debt outstanding as of December 31, 2012, was $84.5 million ($6.5 million at December 31, 2011) and consisted of long-term debt due within one year and notes payable. As of December 31, 2012, short-term debt increased from December 31, 2011, primarily due to $60.0 million of long-term debt maturing in April 2013.

As of December 31, 2012, we had bank lines of credit aggregating $406.4 million ($256.4 million at December 31, 2011), of which $150.0 million expires in January 2014, and $250.0 million expires in June 2015. These bank lines of credit are available to provide short-term bank loans and liquidity support for ALLETE’s commercial paper program and to issue up to $50.0 million in letters of credit. We had no outstanding draws on our lines of credit as of December 31, 2012 ($1.1 million at December 31, 2011).

On February 1, 2012, ALLETE entered into a $150.0 million credit agreement (Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and several other lenders that are parties thereto. The Agreement is unsecured and has a maturity date of January 31, 2014, which may be extended for one year, subject to bank approvals. Advances under the Agreement may be used for general corporate purposes, to provide liquidity support for ALLETE’s commercial paper program and to issue up to $10.0 million in letters of credit.

Long-Term Debt. Total long-term debt outstanding as of December 31, 2012, was $933.6 million ($857.9 million at December 31, 2011). The aggregate amount of long-term debt maturing during 2013 is $84.5 million ($94.8 million in 2014; $17.4 million in 2015; $21.7 million in 2016; $51.2 million in 2017; and $748.5 million thereafter). Substantially all of our electric plant is subject to the lien of the mortgage collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

On July 2, 2012, we issued $160.0 million of the Company’s First Mortgage Bonds (Bonds) in the private placement market in two series as follows:

Issue Date	Maturity Date	Principal Amount	Interest Rate
July 2, 2012	July 15, 2026	$75 Million	3.20%
July 2, 2012	July 15, 2042	$85 Million	4.08%

We have the option to prepay all or a portion of the 3.20 percent Bonds at our discretion at any time prior to January 15, 2026, subject to a make-whole provision, and at any time on or after January 15, 2026, at par, including, in each case, accrued and unpaid interest. We also have the option to prepay all or a portion of the 4.08 percent Bonds at our discretion at any time prior to January 15, 2042, subject to a make-whole provision, and at any time on or after January 15, 2042, at par, including, in each case, accrued and unpaid interest. The Bonds are subject to the additional terms and conditions of our utility mortgage. In July 2012, we used a portion of the proceeds from the sale of the Bonds to redeem $6.0 million of our 6.50 percent Industrial Development Revenue Bonds and to repay $14.0 million in outstanding borrowings on our $150.0 million line of credit. The remaining proceeds were used to fund utility capital expenditures and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to certain institutional accredited investors.

ALLETE 2012 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT (Continued)

Long-Term Debt
As of December 31	2012	2011
Millions
First Mortgage Bonds
4.86% Series Due 2013	$60.0	$60.0
6.94% Series Due 2014	18.0	18.0
7.70% Series Due 2016	20.0	20.0
8.17% Series Due 2019	42.0	42.0
5.28% Series Due 2020	35.0	35.0
4.85% Series Due 2021	15.0	15.0
4.95% Pollution Control Series F Due 2022	111.0	111.0
6.02% Series Due 2023	75.0	75.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	—
5.99% Series Due 2027	60.0	60.0
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	—
SWL&P First Mortgage Bonds 7.25% Series Due 2013	10.0	10.0
Senior Unsecured Notes 5.99% Due 2017	50.0	50.0
Variable Demand Revenue Refunding Bonds Series 1997 A, B, and C Due 2013 – 2020	27.5	28.2
Industrial Development Revenue Bonds 6.5% Due 2025	—	6.0
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006 Due 2025	27.8	27.8
Unsecured Term Loan Variable Rate Due 2014	75.0	75.0
Other Long-Term Debt, 1.0% – 8.0% Due 2013 – 2037	41.8	40.3
Total Long-Term Debt	1,018.1	863.3
Less: Due Within One Year	84.5	5.4
Net Long-Term Debt	$933.6	$857.9

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive covenant requires ALLETE to maintain a ratio of its Indebtedness to Total Capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00 measured quarterly. As of December 31, 2012, our ratio was approximately 0.46 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of December 31, 2012, ALLETE was in compliance with its financial covenants.

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

ALLETE 2012 Form 10-K

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

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract, subject to the provisions of the Minnkota Power sales agreement described below. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2012, Square Butte had total debt outstanding of $416.9 million. Annual debt service for Square Butte is expected to be approximately $44 million in each of the next five years, 2013 through 2017, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through our fuel adjustment clause and include the cost of coal purchased from BNI Coal, under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during 2012 was $67.1 million ($61.2 million in 2011; $55.2 million in 2010). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $11.1 million in 2012 ($11.1 million in 2011; $10.2 million in 2010). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

Minnkota Power PPA. On December 12, 2012, Minnesota Power entered into a long-term PPA with Minnkota Power. Under this agreement Minnesota Power will purchase 50 MW of capacity and the energy associated with that capacity over the term June 1, 2016 through May 31, 2020. The agreement includes a fixed capacity charge and energy pricing that escalates at a fixed rate annually over the term.

Oliver Wind I and II PPAs. In 2006 and 2007, Minnesota Power entered into two long-term wind PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW)—wind facilities located near Center, North Dakota. Each agreement is for 25 years and provides for the purchase of all output from the facilities at fixed energy prices. There are no fixed capacity charges and we only pay for energy as it is delivered to us.

Manitoba Hydro PPAs. Minnesota Power has a long-term PPA with Manitoba Hydro that expires in April 2015. Under this agreement Minnesota Power is purchasing 50 MW of capacity and the energy associated with that capacity. Both the capacity price and the energy price are adjusted annually by the change in a governmental inflationary index.

Minnesota Power has a separate long-term PPA with Manitoba Hydro to purchase surplus energy through April 2022. This energy-only agreement primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement, Minnesota Power will purchase at least one million MWh of energy over the contract term.

ALLETE 2012 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

In May 2011, Minnesota Power and Manitoba Hydro signed an additional PPA. The PPA calls for Manitoba Hydro to sell 250 MW of capacity and energy to Minnesota Power for 15 years beginning in 2020 and is subject to construction of additional transmission capacity between Manitoba and the U.S., along with construction of new hydroelectric generating capacity in Manitoba. The capacity price is adjusted annually until 2020 by a change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for a change in a governmental inflationary index and a natural gas index, as well as market prices.

In February 2012, Minnesota Power and Manitoba Hydro proposed construction of the Great Northern Transmission Line, a 500 kV transmission line between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy, which is targeted to be in service in 2020. Total project cost and cost allocations are still to be determined.The Great Northern Transmission Line is subject to various federal and state regulatory approvals. In addition, Manitoba Hydro must obtain regulatory and governmental approvals related to new transmission lines and hydroelectric generation development in Canada.

North Dakota Wind Development. Minnesota Power uses the 465-mile, 250 kV DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota to transport increasing amounts of wind energy from North Dakota while gradually phasing out coal-based electricity delivered to our system over this transmission line from Square Butte’s lignite coal-fired generating unit.

Our Bison Wind Energy Center in North Dakota consists of 292 MW of nameplate capacity. Bison 1 is an 82 MW wind facility in North Dakota, which was completed in two phases. The first phase was completed in 2010, and the second phase was completed in January 2012. The project also included construction of a 22-mile, 230 kV transmission line. Bison 1 had a total project cost of $174.9 million through December 31, 2012, including additional costs related to land restoration and completion of remaining associated upgrades to the 250 kV DC transmission line.

The 105 MW Bison 2 and 105 MW Bison 3 wind facilities in North Dakota were completed in December 2012. Total project costs for Bison 2 and Bison 3 were $148.6 million and $149.8 million, respectively, through December 31, 2012. In September 2011 and November 2011, the MPUC approved Minnesota Power’s petitions seeking cost recovery for investments and expenditures related to Bison 2 and Bison 3, respectively.

Current customer billing rates were approved by the MPUC in a November 2011 order and are based on investments and expenditures associated with Bison 1. We anticipate filing a cost recovery petition with the MPUC in the first half of 2013 to update customer billing rates for Bison 1 and to include investments and expenditures associated with Bison 2 and Bison 3.

Coal, Rail and Shipping Contracts. We have coal supply agreements providing for the purchase of a significant portion of our coal requirements with expiration dates through 2014. We also have coal transportation agreements in place for the delivery of a significant portion of our coal requirements with expiration dates through 2015. Our minimum annual payment obligation under these supply and transportation agreements is $51.4 million for 2013 and $0.8 million for 2014. Our minimum annual payment obligation will increase when annual nominations are made for coal deliveries in future years. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Leasing Agreements. BNI Coal is obligated to make lease payments for a dragline totaling $2.8 million annually for the lease term which expires in 2027. BNI Coal has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We also lease other properties and equipment under operating lease agreements with terms expiring through 2016. The aggregate amount of minimum lease payments for all operating leases is $11.5 million in 2013, $11.7 million in 2014, $11.4 million in 2015, $9.3 million in 2016, $8.5 million in 2017 and $35.0 million thereafter. Total rent and lease expense was $11.5 million in 2012 ($9.4 million in 2011; $9.4 million in 2010).

Transmission. We continue to make investments in Upper Midwest transmission opportunities that strengthen or enhance the regional transmission grid. This includes the CapX2020 initiative, investments in our own transmission assets, investments in other regional transmission assets (individually or in combination with others), and our investment in ATC.

ALLETE 2012 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

Transmission Investments. We have an approved cost recovery rider in place for certain transmission investments and expenditures and the continued use of our 2009 billing factor was approved by the MPUC in May 2011. The billing factor allows us to charge our retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. In June 2011, we filed an updated billing factor that includes additional transmission expenditures, which we expect to be approved in the first quarter of 2013.

CapX2020. Minnesota Power is a participant in the CapX2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives, municipal and investor-owned utilities, including Minnesota’s largest transmission owners, has assessed the transmission system and projected growth in customer demand for electricity through 2020. Studies show that the region’s transmission system will require major upgrades and expansion to accommodate increased electricity demand as well as support renewable energy expansion through 2020.

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

Based on projected costs of the three transmission lines and the allocation agreements among participating utilities, Minnesota Power plans to invest between $100 million and $110 million in the CapX2020 initiative through 2015. A total of $48.2 million was spent through December 31, 2012, of which $37.3 million related to the Fargo, North Dakota to Monticello, Minnesota projects and $10.9 million related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project ($27.8 million as of December 31, 2011 of which $20.4 million related to the Fargo, North Dakota to Monticello, Minnesota projects and $7.4 million related to the Bemidji, Minnesota to Minnesota Power’s Boswell Energy Center project). As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.

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

We consider our businesses to be in substantial compliance with currently applicable environmental regulations and believe all necessary permits to conduct such operations have been obtained. Due to expected future restrictive environmental requirements imposed through legislation and/or rulemaking, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. Minnesota Power has evaluated various environmental compliance scenarios using possible ranges of future environmental regulations to project power supply trends and impacts on customers.

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

ALLETE 2012 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

New Source Review (NSR). In August 2008, Minnesota Power received a Notice of Violation (NOV) from the EPA asserting violations of the NSR requirements of the Clean Air Act at Boswell Units 1, 2, 3 and 4 and Laskin Unit 2. The NOV asserts that seven projects undertaken at these coal-fired plants between the years 1981 and 2000 should have been reviewed under the NSR requirements and that the Boswell Unit 4 Title V permit was violated. In April 2011, Minnesota Power received a NOV alleging that two projects undertaken at Rapids Energy Center in 2004 and 2005 should have been reviewed under the NSR requirements and that the Rapids Energy Center’s Title V permit was violated. Minnesota Power believes the projects specified in the NOVs were in full compliance with the Clean Air Act, NSR requirements and applicable permits. Resolution of the NOVs could result in civil penalties, which we do not believe will be material to our results of operations, and the installation of additional pollution control equipment, some of which is already planned or which has been completed to comply with other regulatory requirements. We are engaged in discussions with the EPA regarding resolution of these matters, but we are unable to estimate the expenditures, or range of expenditures that may be required upon resolution. Any costs of installing additional pollution control equipment would likely be eligible for recovery in rates over time subject to regulatory approval in a rate proceeding.

Cross-State Air Pollution Rule (CSAPR). In July 2011, the EPA issued the CSAPR, which replaced the EPA’s 2005 CAIR. However, on August 21, 2012, a three judge panel of the District of Columbia Circuit Court of Appeals vacated the CSAPR, ordering that the CAIR remain in effect while a CSAPR replacement rule is promulgated. The EPA and other parties to the case have until April 24, 2013, to request that the Supreme Court review the matter. The CSAPR would have required states in the CSAPR region, including Minnesota, to significantly improve air quality by reducing power plant emissions that contribute to ozone and/or fine particle pollution in other states. The CSAPR did not directly require the installation of controls. Instead, the rule would have required facilities to have sufficient emission allowances to cover their emissions on an annual basis. These allowances would have been allocated to facilities from each state’s annual budget and would also have been able to be bought and sold.

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

Since 2006, we have significantly reduced emissions at our Laskin, Taconite Harbor and Boswell generating units. Based on our expected generation, these emission reductions would have satisfied Minnesota Power’s SO2 and NOX emission compliance obligations with respect to the EPA-allocated CSAPR allowances for 2012. Minnesota Power will continue to track the EPA activity related to promulgation of a CSAPR replacement rule. We are unable to predict any additional compliance costs we might incur if the CSAPR is reinstated or if a CSAPR replacement rule is promulgated.

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

ALLETE 2012 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In December 2011, the EPA published in the Federal Register a proposal to approve the trading program in the CSAPR as an alternative to determining BART. However, as a result of the August 2012 District of Columbia Circuit Court of Appeals decision to vacate the CSAPR (See CSAPR), Minnesota Power is now evaluating whether significant additional expenditures at Taconite Harbor Unit 3 will be required to comply with BART requirements under the Regional Haze Rule. If additional regional haze related controls are ultimately required, Minnesota Power will have up to five years from the final rule promulgation to bring Taconite Harbor Unit 3 into compliance with the Regional Haze Rule requirements. It is uncertain what controls would ultimately be required at Taconite Harbor Unit 3 under this scenario. On January 30, 2013, Minnesota Power announced “EnergyForward”, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes retiring Taconite Harbor Unit 3 in 2015, subject to MPUC approval.

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register on February 16, 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans, and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs, and work practice standards for the remaining categories. Affected sources must be in compliance with the rule by April 2015. States have the authority to grant sources a one-year extension. Minnesota Power was notified by the MPCA that they have approved Minnesota Power’s request of an additional year extending the date of compliance for the Boswell Unit 4 retrofit to April 1, 2016. Compliance at our Boswell Unit 4 to address the final MATS rule is expected to result in capital expenditures totaling between $350 million and $400 million through 2016. Our “EnergyForward” plan also includes the conversion of Laskin Units 1 and 2 to natural gas addressing the MATS requirements.

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters. In March 2011, a final rule was published in the Federal Register for industrial boiler maximum achievable control technology (Industrial Boiler MACT). The rule was stayed by the EPA in May 2011, to allow the EPA time to consider additional comments received. The EPA re-proposed the rule in December 2011. On January 9, 2012, the United States District Court for the District of Columbia ruled that the EPA stay of the Industrial Boiler MACT was unlawful, effectively reinstating the March 2011 rule and associated compliance deadlines. A final rule based on the December 2011 proposal, which supersedes the March 2011 rule, was released on December 21, 2012. Major sources have three years to achieve compliance with the final rule. Minnesota Power is in the process of assessing the impact of this rule on our affected units including the Hibbard Renewable Energy Center and Rapids Energy Center. Costs for complying with the final rule cannot be estimated at this time.

Minnesota Mercury Emissions Reduction Act. Under the 2006 Minnesota Mercury Emissions Reduction Act, Minnesota Power is required to implement a mercury emissions reduction project for Boswell Unit 4 by December 31, 2018. On August 31, 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls to address both the Minnesota mercury emissions reduction requirements and the MATS rule, which also regulates mercury emissions. Minnesota Power's request of an additional year extending the date of compliance for the Boswell Unit 4 retrofit to April 1, 2016, was approved by the MPCA. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule discussed above.

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

ALLETE 2012 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Particulate Matter NAAQS. The EPA finalized the NAAQS Particulate Matter standards in September 2006. Since then, the EPA has established a more stringent 24-hour average fine particulate matter (PM2.5) standard; the annual PM2.5 standard and the 24-hour coarse particulate matter standard have remained unchanged. The United States Court of Appeals for the District of Columbia Circuit remanded the annual PM2.5 standard to the EPA, requiring consideration of lower annual standard values. The EPA proposed new PM2.5 standards on June 14, 2012.

On December 14, 2012, the EPA confirmed in a final rule that the current annual PM2.5 standard, which has been in place since 1997, will be lowered, while retaining the current 24-hour PM2.5 standard. To implement the new lower annual PM2.5 standard, the EPA is also revising aspects of relevant monitoring, designations and permitting requirements. New projects and permits must comply with the new lower standard, and compliance with the NAAQS at the facility level is generally demonstrated by modeling. To bridge the transition to the lower standard, the EPA is finalizing a grandfathering provision to ensure that projects and pending permits already underway are not unduly delayed.

Under the final rule, states will be responsible for additional PM2.5 monitoring, which will likely be accomplished by relocation or repurposing of existing monitors. States are expected to propose attainment designations by December 2013, based on already available monitoring data. The EPA believes that most U.S. counties currently already meet the new standard and plans to finalize designations of attainment by December 2014. For those counties that the EPA does not designate as having already met the requirements of the new standard, specific dates for required attainment will depend on technology availability, state permitting goals, potential legal challenges and other factors.

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

Climate Change. The scientific community generally accepts that emissions of GHGs are linked to global climate change. Climate change creates physical and financial risk. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased temperatures; and the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

•	Expand our renewable energy supply;

•	Provide energy conservation initiatives for our customers and engage in other demand side efforts;

•	Support research of technologies to reduce carbon emissions from generation facilities and carbon sequestration efforts; and

•	Evaluating and developing less carbon intense future generating assets such as efficient and flexible natural gas generating facilities.

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

ALLETE 2012 Form 10-K

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

Clean Water Act - Aquatic Organisms. In April 2011, the EPA published in the Federal Register proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes and have a design intake flow of greater than 2 million gallons per day to limit the number of aquatic organisms that are killed when they are pinned against the facility’s intake structure or that are drawn into the facility’s cooling system. The Section 316(b) standards would be implemented through NPDES permits issued to the covered facilities. The Section 316(b) proposed rule comment period ended in August 2011 and the EPA is obligated to finalize the rule by June 27, 2013. We are unable to predict the compliance costs we might incur under the final rule; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

Steam Electric Power Generating Effluent Guidelines. In late 2009, the EPA announced that it will be reviewing and reissuing the federal effluent guidelines for steam electric stations. These are the underlying federal water discharge rules that apply to all steam electric stations. It is expected that the EPA will publish the proposed new rule in April 2013 and a final rule in 2014. As part of the review phase for this new rule, the EPA issued an Information Collection Request (ICR) in June 2010, to most thermal electric generating stations in the country, including all five of Minnesota Power’s generating stations. The ICR was completed and submitted to the EPA in September 2010, for Boswell, Laskin, Taconite Harbor, Hibbard and Rapids Energy Center. The ICR was designed to gather extensive information on the nature and extent of all water discharge and related wastewater handling at power plants. The information gathered through the ICR will form a basis for development of the eventual new rule, which could include more restrictive requirements on wastewater discharge, flue gas desulfurization, and wet ash handling operations. We are unable to predict the costs we might incur to comply with potential future water discharge regulations at this time.

Solid and Hazardous Waste. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid and hazardous wastes. We are required to notify the EPA of hazardous waste activity and, consequently, routinely submit the necessary reports to the EPA.

ALLETE 2012 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Coal Ash Management Facilities. Minnesota Power generates coal ash at all five of its coal-fired electric generating facilities. Two facilities store ash in onsite impoundments (ash ponds) with engineered liners and containment dikes. Another facility stores dry ash in a landfill with an engineered liner and leachate collection system. Two facilities generate a combined wood and coal ash that is either land applied as an approved beneficial use or trucked to state permitted landfills. In June 2010, the EPA proposed regulations for coal combustion residuals generated by the electric utility sector. The proposal sought comments on three general regulatory schemes for coal ash. Comments on the proposed rule were due in November 2010. It is estimated that the final rule will be published in 2013. We are unable to predict the compliance costs we might incur; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

Other Matters

BNI Coal. As of December 31, 2012, BNI Coal had surety bonds outstanding of $29.8 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Coal has secured a letter of credit with CoBANK ACB for an additional $2.6 million to provide for BNI Coal’s total reclamation liability, which is currently estimated at $32.4 million. BNI Coal does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of December 31, 2012, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $10.2 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $7.4 million, of which $0.6 million is the contractual obligation of land purchasers. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6 percent capital improvement revenue bonds and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent special assessment bonds. The capital improvement revenue bonds and the special assessment bonds are payable over 31 years (by May 1, 2036 and 2037, respectively) and secured by special assessments on the benefited land. The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district and to mitigate traffic and environmental impacts. The assessments were billed to the landowners beginning in November 2006 for Town Center and November 2007 for Palm Coast Park. To the extent that we still own land at the time of the assessment, we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At December 31, 2012, we owned 73 percent of the assessable land in the Town Center District (73 percent at December 31, 2011) and 93 percent of the assessable land in the Palm Coast Park District (93 percent at December 31, 2011). At these ownership levels, our annual assessments are approximately $1.4 million for Town Center and $2.1 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

Legal Proceedings. In January 2011, the Company was named as a defendant in a lawsuit in the Sixth Judicial District for the State of Minnesota by one of our customer’s (United Taconite, LLC) property and business interruption insurers. In October 2006, United Taconite experienced a fire as a result of the failure of certain electrical protective equipment. The equipment at issue in the incident was not owned, designed, or installed by Minnesota Power, but Minnesota Power had provided testing and calibration services related to the equipment. The lawsuit alleges approximately $20.0 million in damages related to the fire. The Company believes that it has strong defenses to the lawsuit and intends to vigorously assert such defenses. An accrual related to any damages that may result from the lawsuit has not been recorded as of December 31, 2012, because a potential loss is not currently probable or reasonably estimable; however, the Company believes it has adequate insurance coverage for any potential loss.

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

ALLETE 2012 Form 10-K

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2009	35,221	$613.4
Employee Stock Purchase Program	19	0.6
Invest Direct	346	11.7
Options and Stock Awards	51	4.4
Equity Issuance Program	180	6.0
Balance as of December 31, 2010	35,817	$636.1
Employee Stock Purchase Program	20	0.8
Invest Direct	437	17.2
Options and Stock Awards	109	6.7
Equity Issuance Program	400	16.0
Purchase of Non-Controlling Interest	222	8.8
Contributions to Pension	508	20.0
Balance as of December 31, 2011	37,513	$705.6
Employee Stock Purchase Program	20	0.8
Invest Direct	474	19.2
Options and Stock Awards	95	6.0
Equity Issuance Program	1,275	53.1
Balance as of December 31, 2012	39,377	$784.7

Equity Issuance Program. We entered into a distribution agreement with KCCI, Inc., in February 2008, as amended most recently on August 3, 2012, with respect to the issuance and sale of up to an aggregate of 9.6 million shares of our common stock, without par value, of which 4.5 million remain available for issuance. For the year ended December 31, 2012, 1.3 million shares of common stock were issued under this agreement resulting in net proceeds of $53.1 million. During 2011, 0.4 million shares of common stock were issued for net proceeds of $16.0 million. The shares issued in 2012 and 2011 were, and the remaining shares may be, offered for sale, from time to time, in accordance with the terms of the amended distribution agreement pursuant to Registration Statement No. 333-170289.

Earnings Per Share. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock, and performance share awards granted under our Executive and Director Long-Term Incentive Compensation Plans. In 2012, in accordance with accounting standards for earnings per share, 0.2 million options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market prices; therefore, their effect would have been anti-dilutive (0.3 million shares were excluded in 2011 and 0.5 million in 2010).

Purchase of Non-Controlling Interest. In 2011, the remaining shares of the ALLETE Properties non-controlling interest were purchased at book value for $8.8 million by issuing 0.2 million unregistered shares of ALLETE common stock. This was accounted for as an equity transaction, and no gain or loss is recognized in net income or comprehensive income.

Contributions to Pension. In 2011, ALLETE contributed approximately 0.5 million shares of ALLETE common stock to its pension plan. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933 and had an aggregate value of $20.0 million when contributed.

ALLETE 2012 Form 10-K

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE (Continued)

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2012
Net Income Attributable to ALLETE	$97.1		$97.1
Average Common Shares	37.6	—	37.6
Earnings Per Share	$2.59		$2.58
2011
Net Income Attributable to ALLETE	$93.8		$93.8
Average Common Shares	35.3	0.1	35.4
Earnings Per Share	$2.66		$2.65
2010
Net Income Attributable to ALLETE	$75.3		$75.3
Average Common Shares	34.2	0.1	34.3
Earnings Per Share	$2.20		$2.19

NOTE 13. OTHER INCOME (EXPENSE)

Year Ended December 31	2012	2011	2010
Millions
AFUDC – Equity	$5.1	$2.5	$4.2
Investment and Other Income	0.9	1.9	0.4
Total Other Income	$6.0	$4.4	$4.6

ALLETE 2012 Form 10-K

NOTE 14. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2012	2011	2010
Millions
Current Tax Expense (Benefit)
Federal (a)	—	$1.4	$(23.0)
State (a)	$0.5	(1.6)	1.3
Total Current Tax Expense (Benefit)	0.5	(0.2)	(21.7)
Deferred Tax Expense
Federal (b)	38.1	27.3	61.4
State (b)	(1.7)	9.5	5.3
Change in Valuation Allowance (c)	2.0	(0.1)	0.2
Investment Tax Credit Amortization	(0.9)	(0.9)	(0.9)
Total Deferred Tax Expense	37.5	35.8	66.0
Total Income Tax Expense	$38.0	$35.6	$44.3

(a)
For the years ended December 31, 2012 and 2011, the federal and state current tax expense (benefit) was due to NOLs which resulted primarily from the bonus depreciation provision of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The 2012 and 2011 federal and state NOLs will be carried forward to offset future taxable income. For the year ended December 31, 2010, a federal current tax benefit was recorded as a result of tax planning initiatives and the bonus depreciation provision in the Small Business Jobs Act of 2010. The 2010 federal NOL was partially utilized by carrying it back against prior years’ income with the remainder carried forward to offset future years’ income.

(b)
For the year ended December 31, 2012, the state deferred tax benefit of $1.7 million is due to state renewable tax credits earned which will be carried forward to offset future state income tax expense. The year ended December 31, 2011, included an income tax benefit for the reversal of a $6.2 million deferred tax liability related to a revenue receivable that Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case and a benefit of $2.9 million related to the MPUC approval of our request to defer the retail portion of the tax charge taken in 2010 as a result of the PPACA. Included in the year ended December 31, 2010, was a charge of $4.0 million as a result of the PPACA. (See Note 5. Regulatory Matters.)

(c)
For the year ending December 31, 2012, the change in the valuation allowance is due to state renewable tax credits earned in 2012 which are not expected to be utilized within their allowable tax carryforward period.

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2012	2011	2010
Millions
Income Before Non-Controlling Interest and Income Taxes	$135.1	$129.2	$119.1
Statutory Federal Income Tax Rate	35%	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	$47.3	$45.2	$41.7
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	1.2	6.0	4.5
Impact of the PPACA	—	—	4.0
Deferred Accounting for Retail Portion of the PPACA	—	(2.9)	—
2010 Rate Case Stipulation Agreement - Deferred Tax Reversal	—	(6.2)	—
Regulatory Differences for Utility Plant	(2.2)	(1.2)	(2.0)
Production Tax Credits	(7.6)	(4.3)	(1.6)
Other	(0.7)	(1.0)	(2.3)
Total Income Tax Expense	$38.0	$35.6	$44.3

ALLETE 2012 Form 10-K

NOTE 14. INCOME TAX EXPENSE (Continued)

The effective tax rate on income was 28.1 percent for 2012 (27.6 percent for 2011; 37.2 percent for 2010). The 2012 effective rate was primarily impacted by renewable tax credits and by the deduction for AFUDC-Equity (included in Regulatory Differences for Utility Plant, above). The 2011 effective tax rate was primarily impacted by the deduction for AFUDC-Equity, the reversal of a deferred tax liability related to a revenue receivable that Minnesota Power agreed to forgo as part of a stipulation and settlement agreement in its 2010 rate case, renewable tax credits, and the MPUC’s approval of our request to defer the retail portion of the tax charge taken in 2010 as a result of the PPACA. The 2010 effective tax rate was primarily impacted by the PPACA eliminating the tax deduction for expenses that are reimbursed under Medicare Part D, the deduction for AFUDC-Equity, and renewable tax credits.

Deferred Tax Assets and Liabilities
As of December 31	2012	2011
Millions
Deferred Tax Assets
Employee Benefits and Compensation	$120.2	$132.7
Property Related	59.8	56.4
NOL Carryforwards	90.8	61.7
Tax Credit Carryforwards	28.3	12.2
Other	24.6	20.4
Gross Deferred Tax Assets	323.7	283.4
Deferred Tax Asset Valuation Allowance	(2.4)	(0.4)
Total Deferred Tax Assets	$321.3	$283.0
Deferred Tax Liabilities
Property Related	$577.1	$482.7
Regulatory Asset for Benefit Obligations	104.3	117.9
Unamortized Investment Tax Credits	11.9	12.8
Partnership Basis Differences	28.6	24.4
Other	30.1	24.0
Total Deferred Tax Liabilities	$752.0	$661.8
Net Deferred Income Taxes	$430.7	$378.8
Recorded as:
Net Current Deferred Tax Liabilities (a)	$6.9	$5.2
Net Long-Term Deferred Tax Liabilities	423.8	373.6
Net Deferred Income Taxes	$430.7	$378.8

(a)	Included in Other Current Liabilities.

NOL and Tax Credit Carryforwards
Year Ended December 31	2012	2011
Millions
Federal NOL carryforwards (a)	$244.1	$162.0
Federal tax credit carryforwards	$16.0	$8.4
State NOL carryforwards (a) (b)	$90.6	$73.1
State tax credit carryforwards (c)	$10.3	$3.8

(a)	Pretax amounts

(b)	Net of $0.4 million valuation allowance.

(c)	Net of $2.0 million valuation allowance.

ALLETE 2012 Form 10-K

NOTE 14. INCOME TAX EXPENSE (Continued)

In 2012, we generated federal and various state NOLs and tax credit carryforwards primarily due to the bonus depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The 2012 federal NOL will be utilized by carrying it forward to offset future years’ income. The federal NOL and tax credit carryforward periods expire between 2019 and 2032; included in the federal NOL carryforward are charitable contribution carryforwards which expire between 2014 and 2016. We expect to fully utilize the federal NOL, charitable contributions, and federal tax credit carryforwards; therefore no valuation allowance has been recognized as of December 31, 2012.

The state NOLs and tax credits will be carried forward to future tax years. We have established a valuation allowance against certain state NOL and tax credits that we do not expect to utilize before their expiration. The state NOL and tax credit carryforward periods expire between 2024 and 2032; included in the state NOL carryforwards are charitable contribution carryforwards which expire between 2014 and 2016.

Gross Unrecognized Income Tax Benefits	2012	2011	2010
Millions
Balance at January 1	$11.4	$12.3	$9.5
Reductions for Tax Positions Related to the Current Year	—	—	(0.2)
Additions for Tax Positions Related to Prior Years	—	—	4.4
Reductions for Tax Positions Related to Prior Years	(8.7)	(0.9)	—
Reductions for Settlements	—	—	(0.3)
Reductions for Expired Statute of Limitations	—	—	(1.1)
Balance as of December 31	$2.7	$11.4	$12.3

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The gross unrecognized tax benefits as of December 31, 2012, includes $0.5 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate. The decrease in the unrecognized tax benefit balance of $8.7 million in 2012 was due to the removal of our uncertain tax position for our tax accounting method change for deductible repairs. During 2012, the IRS issued a directive from its Large Business and International Division to its local examination teams that led to the removal of the repairs uncertain tax position in 2012.

As of December 31, 2012, we had $0.5 million ($1.1 million for 2011 and $0.7 million for 2010) of accrued interest related to unrecognized tax benefits included in our Consolidated Balance Sheet. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses in our Consolidated Statement of Income. In 2012, we recognized a $0.6 million decrease in interest expense (interest expense of $0.4 million for 2011 and a reduction of interest expense of $0.2 million for 2010). There were no penalties recognized in 2012, 2011 or 2010.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is currently under examination by the IRS for the tax years 2005 through 2009. ALLETE is no longer subject to federal or state examination for years before 2005.

During the next 12 months it is reasonably possible the amount of unrecognized tax benefits could be reduced by $2.5 million due to statute expirations and anticipated audit settlements. This amount is primarily due to temporary tax positions.

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union and non-union defined benefit pension plans covering eligible employees. The plans provide defined benefits based on years of service and final average pay. In 2012, we made total contributions of $7.3 million ($33.8 million in 2011, of which $20.0 million was contributed in shares of ALLETE common stock). We also have a defined contribution pension plan covering substantially all employees. The 2012 plan year employer contributions, which are made through the employee stock ownership plan portion of the RSOP, totaled $7.7 million ($7.3 million for the 2011 plan year.) (See Note 12. Common Stock and Earnings Per Share and Note 16. Employee Stock and Incentive Plans).

In 2006, the non-union defined benefit pension plan was amended to suspend further crediting of service to the plan and to close the plan to new participants. In conjunction with those amendments, contributions were increased to the RSOP. In 2010, the Minnesota Power union defined benefit pension plan was amended to close the plan to new participants beginning February 1, 2011.

We have postretirement health care and life insurance plans covering eligible employees. In 2010, our postretirement health plan was amended to close the plan to employees hired after January 31, 2011. The full eligibility requirement was also amended in 2010, to age 55 with 10 years of participation in the plan. The postretirement health plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and an irrevocable grantor trust. In 2012, $1.5 million was contributed to the VEBAs. In 2011, we contributed $10.9 million to the VEBAs. There were no contributions made to the grantor trust in 2012 and 2011.

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements, and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. We do not expect to make any contributions to the defined benefit pension plan in 2013. In January 2013, we contributed $4.8 million to the defined benefit postretirement health and life plan, of which $2.0 million was contributed to an irrevocable grantor trust and $2.8 million was contributed to the VEBAs. We do not expect to make any additional contributions to the defined benefit postretirement health and life plan in 2013.

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

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Pension Obligation and Funded Status
Year Ended December 31	2012	2011
Millions
Accumulated Benefit Obligation	$598.7	$550.6
Change in Benefit Obligation
Obligation, Beginning of Year	$597.5	$525.6
Service Cost	9.1	7.6
Interest Cost	26.4	27.4
Actuarial Loss	38.5	54.6
Benefits Paid	(30.9)	(28.6)
Participant Contributions	11.5	10.9
Obligation, End of Year	$652.1	$597.5
Change in Plan Assets
Fair Value, Beginning of Year	$432.4	$382.0
Actual Return on Plan Assets	38.7	33.2
Employer Contribution	19.9	45.8
Benefits Paid	(30.9)	(28.6)
Fair Value, End of Year	$460.1	$432.4
Funded Status, End of Year	$(192.0)	$(165.1)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(1.1)	$(1.1)
Non-Current Liabilities	$(190.9)	$(164.0)

The pension costs that are reported as a component within our Consolidated Balance Sheet, reflected in long-term regulatory assets and accumulated other comprehensive income, consist of the following:

Unrecognized Pension Costs
Year Ended December 31	2012	2011
Millions
Net Loss	$286.8	$269.0
Prior Service Cost	0.7	1.1
Total Unrecognized Pension Costs	$287.5	$270.1

Components of Net Periodic Pension Expense
Year Ended December 31	2012	2011	2010
Millions
Service Cost	$9.1	$7.6	$6.2
Interest Cost	26.4	27.4	26.2
Expected Return on Plan Assets	(35.4)	(34.6)	(33.7)
Amortization of Loss	17.5	12.1	6.6
Amortization of Prior Service Cost	0.3	0.3	0.5
Net Pension Expense	$17.9	$12.8	$5.8

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets
Year Ended December 31	2012	2011
Millions
Net Loss	$35.2	$56.1
Amortization of Prior Service Cost	(0.3)	(0.3)
Amortization of Loss	(17.5)	(12.2)
Total Recognized in Other Comprehensive Income and Regulatory Assets	$17.4	$43.6

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Year Ended December 31	2012	2011
Millions
Projected Benefit Obligation	$652.1	$597.5
Accumulated Benefit Obligation	$598.7	$550.6
Fair Value of Plan Assets	$460.1	$432.4

Postretirement Health and Life Obligation and Funded Status
Year Ended December 31	2012	2011
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$210.6	$204.1
Service Cost	4.2	3.8
Interest Cost	9.4	10.8
Actuarial Gain	(43.2)	(2.9)
Participant Contributions	2.6	2.5
Plan Amendments	(5.3)	—
Benefits Paid	(9.5)	(7.7)
Obligation, End of Year	$168.8	$210.6
Change in Plan Assets
Fair Value, Beginning of Year	$121.0	$114.7
Actual Return on Plan Assets	14.3	—
Employer Contribution	2.3	11.4
Participant Contributions	2.5	2.5
Benefits Paid	(9.1)	(7.6)
Fair Value, End of Year	$131.0	$121.0
Funded Status, End of Year	$(37.8)	$(89.6)

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(0.8)	$(0.9)
Non-Current Liabilities	$(37.0)	$(88.7)

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the above table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $22.1 million in irrevocable grantor trusts included in Other Investments on our Consolidated Balance Sheet at December 31, 2012 ($20.3 million at December 31, 2011).

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The postretirement health and life costs that are reported as a component within our Consolidated Balance Sheet, reflected in regulatory long-term assets and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
Year Ended December 31	2012	2011
Millions
Net Loss	$23.5	$78.5
Prior Service Credit	(13.1)	(9.5)
Transition Obligation	—	0.1
Total Unrecognized Postretirement Health and Life Costs	$10.4	$69.1

Components of Net Periodic Postretirement Health and Life Expense
Year Ended December 31	2012	2011	2010
Millions
Service Cost	$4.2	$3.8	$4.8
Interest Cost	9.4	10.8	10.9
Expected Return on Plan Assets	(9.9)	(9.7)	(9.5)
Amortization of Prior Service Credit	(1.7)	(1.7)	(0.1)
Amortization of Loss	7.5	8.5	4.8
Amortization of Transition Obligation	0.1	0.1	2.5
Net Postretirement Health and Life Expense	$9.6	$11.8	$13.4

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets
Year Ended December 31	2012	2011
Millions
Net (Gain) Loss	$(47.5)	$6.9
Prior Service Credit Arising During the Period	(5.3)	—
Amortization of Prior Service Credit	1.7	1.7
Amortization of Transition Obligation	(0.1)	(0.1)
Amortization of Loss	(7.5)	(8.5)
Total Recognized in Other Comprehensive Income and Regulatory Assets	$(58.7)	—

Estimated Future Benefit Payments
		Postretirement
	Pension	Health and Life
Millions
2013	$31.2	$7.6
2014	$32.1	$8.2
2015	$33.2	$8.9
2016	$34.4	$9.4
2017	$35.5	$9.7
Years 2018 – 2022	$189.4	$52.0

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The pension and postretirement health and life costs recorded in regulatory long-term assets and accumulated other comprehensive income expected to be recognized as a component of net pension and postretirement benefit costs for the year ending December 31, 2013, are as follows:

	Pension	Postretirement Health and Life
Millions
Net Loss	$21.4	$1.6
Prior Service Cost (Credit)	0.3	(2.5)
Total Pension and Postretirement Health and Life Cost (Credit)	$21.7	$(0.9)

Weighted-Average Assumptions Used to Determine Benefit Obligation
As of December 31	2012	2011
Discount Rate
Pension	4.10%	4.54%
Postretirement Health and Life	4.13%	4.56%
Rate of Compensation Increase	4.3 - 4.6%	4.3 - 4.6%
Health Care Trend Rates
Trend Rate	9.25%	10%
Ultimate Trend Rate	5%	5%
Year Ultimate Trend Rate Effective	2019	2018

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2012	2011	2010
Discount Rate	4.54 - 4.56%	5.36 - 5.40%	5.81%
Expected Long-Term Return on Plan Assets
Pension	8.25%	8.5%	8.5%
Postretirement Health and Life	6.6 - 8.25%	6.8 - 8.5%	6.8 - 8.5%
Rate of Compensation Increase	4.3 - 4.6%	4.3 - 4.6%	4.3 - 4.6%

In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class, adjust these for current economic conditions, and utilizing the target allocation of our plan assets, forecast the expected long-term rate of return.

The discount rate is computed using a yield curve adjusted for ALLETE’s projected cash flows to match our plan characteristics. The yield curve is determined using high-quality long-term corporate bond rates at the valuation date. We believe the adjusted discount curve used in this comparison does not materially differ in duration and cash flows from our pension obligation.

Sensitivity of a One-Percentage-Point Change in Health Care Trend Rates
	One Percent	One Percent
	Increase	Decrease
Millions
Effect on Total of Postretirement Health and Life Service and Interest Cost	$2.0	$(1.6)
Effect on Postretirement Health and Life Obligation	$18.2	$(15.1)

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Actual Plan Asset Allocations
	Pension		Postretirement Health and Life (a)
	2012	2011	2012	2011
Equity Securities	54%	52%	56%	51%
Debt Securities	28%	27%	35%	39%
Private Equity	13%	16%	9%	10%
Real Estate	5%	5%	—	—
	100%	100%	100%	100%

(a)	Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities at December 31, 2012 ($20.0 million, approximately 0.5 million shares, in 2011).

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

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
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

Pension Fair Value

	Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	$43.0	$36.0	—	$79.0
U.S. Mid-cap Growth (a)	18.3	15.3	—	33.6
U.S. Small-cap (a)	18.3	15.3	—	33.6
International	50.5	45.9	—	96.4
Debt Securities:
Mutual Funds	72.5	—	—	72.5
Fixed Income	10.4	50.8	—	61.2
Other Types of Investments:
Private Equity Funds	—	—	$58.9	58.9
Real Estate	—	—	24.9	24.9
Total Fair Value of Assets	$213.0	$163.3	$83.8	$460.1

(a)
The underlying investments classified under U.S. Equity Securities consist of money market funds (Level 1) and actively-managed funds (Level 2), which are combined with futures, and settle daily, in a portable alpha program to achieve the returns of the U.S. Equity Securities Large-cap, Mid-cap Growth, and Small-cap funds. Our exposure with respect to these investments includes both the futures and the underlying investments.

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2011	$69.0	$21.7
Actual Return on Plan Assets	(9.7)	3.4
Purchases, sales, and settlements, net	(0.4)	(0.2)
Balance as of December 31, 2012	$58.9	$24.9

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
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

(a)
The underlying investments classified under U.S. Equity Securities consist of money market funds (Level 1) and actively-managed funds (Level 2), which are combined with futures, and settle daily, in a portable alpha program to achieve the returns of the U.S. Equity Securities Large-cap, Mid-cap Growth, and Small-cap funds. Our exposure with respect to these investments includes both the futures and the underlying investments.

Recurring Fair Value Measures
Activity in Level 3	Equity Securities (ARS)	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2010	$6.7	$50.7	$20.1
Actual Return on Plan Assets	—	30.9	3.5
Purchases, sales, and settlements, net	(6.7)	(12.6)	(1.9)
Balance as of December 31, 2011	—	$69.0	$21.7

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	$16.7	—	—	$16.7
U.S. Mid-cap Growth (a)	13.2	—	—	13.2
U.S. Small-cap (a)	13.3	—	—	13.3
International	30.3	—	—	30.3
Debt Securities:
Mutual Funds	25.5	—	—	25.5
Fixed Income	0.2	$18.3	—	18.5
Other Types of Investments:
Private Equity Funds	—	—	$13.5	13.5
Total Fair Value of Assets	$99.2	$18.3	$13.5	$131.0

(a)	The underlying investments classified under U.S. Equity Securities consist of mutual funds (Level 1).

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2011	$14.0
Actual Return on Plan Assets	0.2
Purchases, sales, and settlements, net	(0.7)
Balance as of December 31, 2012	$13.5

	Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	$15.9	—	—	$15.9
U.S. Mid-cap Growth (a)	11.5	—	—	11.5
U.S. Small-cap (a)	11.2	—	—	11.2
International	25.1	—	—	25.1
Debt Securities:
Mutual Funds	24.1	—	—	24.1
Fixed Income	0.3	$18.9	—	19.2
Other Types of Investments:
Private Equity Funds	—	—	$14.0	14.0
Total Fair Value of Assets	$88.1	$18.9	$14.0	$121.0

(a)	The underlying investments classified under U.S. Equity Securities consist of mutual funds (Level 1).

ALLETE 2012 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2010	$12.4
Actual Return on Plan Assets	1.1
Purchases, sales, and settlements, net	0.5
Balance as of December 31, 2011	$14.0

Accounting and disclosure requirements for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) provide guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. We provide a fully insured postretirement health benefit, including a prescription drug benefit, which qualifies us for a federal subsidy under the Act. The federal subsidy is reflected in the premiums charged to us by the insurance company.

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor a leveraged ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. In 1990, the ESOP issued a $75.0 million note (term not to exceed 25 years at 10.25 percent) to use as consideration for 2.8 million shares (1.9 million shares adjusted for stock splits) of our newly issued common stock. The note was refinanced in 2006 at 6 percent. We make annual contributions to the ESOP equal to the ESOP’s debt service less available dividends received by the ESOP. The majority of dividends received by the ESOP are used to pay debt service, with the balance distributed to participants. The ESOP shares were initially pledged as collateral for the debt. As the debt is repaid, shares are released from collateral and allocated to participants based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares less dividends on allocated shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; available dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $7.7 million in 2012 ($7.4 million in 2011; $7.1 million in 2010).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock currently held and purchased by the ESOP will be treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants.

Year Ended December 31	2012	2011	2010
Millions
ESOP Shares
Allocated	2.2	2.2	2.2
Unallocated	0.7	1.0	1.3
Total	2.9	3.2	3.5
Fair Value of Unallocated Shares	$28.7	$42.0	$48.4

Stock-Based Compensation. Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. There are 1.2 million shares of common stock reserved for issuance under the Executive Plan, with 0.6 million of these shares available for issuance as of December 31, 2012.

We had a Director Long-Term Stock Incentive Plan (Director Plan) which expired on January 1, 2006. No grants have been made since 2003 under the Director Plan. The 1,293 remaining options outstanding at December 31, 2011, were exercised during 2012. There were no options outstanding under the Director Plan at December 31, 2012.

ALLETE 2012 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)

We currently have the following types of share-based awards outstanding:

Non-Qualified Stock Options. These options allow for the purchase of shares of common stock at a price equal to the market value of our common stock at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to ten years following the date of grant. In the case of qualified retirement, death or disability, options vest immediately and the period over which the options can be exercised is three years. Employees have up to three months to exercise vested options upon voluntary termination or involuntary termination without cause. All options are canceled upon termination for cause. All options vest immediately upon retirement, death, disability or a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option-pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods, or the accelerated vesting period if the employee is retirement eligible. Stock options have not been granted under our Executive Plan since 2008.

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

Restricted Stock Units. Under the restricted stock units plan, shares for retirement eligible participants vest monthly over a three-year period. For non-retirement eligible participants, shares vest at the end of the three-year period. In the case of qualified retirement, death or disability, a pro rata portion of the award will be earned. In the case of termination of employment for any reason other than qualified retirement, death or disability, no award will be earned. If there is a change in control, a pro rata portion of the award will be earned. The fair value of these awards is equal to the grant date fair value. Compensation cost is recognized over the three-year vesting period based on our estimate of the number of shares which will be earned by the award recipients.

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

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2012	2011	2010
Millions
Stock Options	—	—	$0.1
Performance Shares	$1.4	$1.1	1.5
Restricted Stock Units	0.7	0.5	0.6
Total Share-Based Compensation Expense	$2.1	$1.6	$2.2
Income Tax Benefit	$0.9	$0.7	$0.9

ALLETE 2012 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)

There were no capitalized stock-based compensation costs at December 31, 2012, 2011, or 2010.

As of December 31, 2012, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statements of Income was $1.3 million and $0.6 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.7 years for performance share awards and 1.7 years for restricted stock units.

Non-Qualified Stock Options. The following table presents information regarding our outstanding stock options as of December 31, 2012.

	2012		2011		2010
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1,	460,234	$41.68	560,887	$40.69	646,235	$40.05
Granted (a)	—	—	—	—	—	—
Exercised	49,075	$35.84	80,798	$34.25	40,769	$27.76
Forfeited	15,481	$44.86	19,855	$43.96	44,579	$43.16
Outstanding as of December 31,	395,678	$42.28	460,234	$41.68	560,887	$40.69
Exercisable as of December 31,	395,678	$41.71	460,234	$41.59	523,491	$39.76

(a)	Stock options have not been granted since 2008. The weighted-average grant-date intrinsic value of options granted in 2008 was $6.18.

Cash received from non-qualified stock options exercised was less than $0.1 million in 2012. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.3 million during 2012 ($0.5 million in 2011; $0.3 million in 2010).

	Range of Exercise Price
As of December 31, 2012	$23.79 to $26.91	$37.76 to $41.35	$44.15 to $48.65
Options Outstanding and Exercisable:
Number Outstanding and Exercisable	1,340	236,052	158,286
Weighted Average Remaining Contractual Life (Years)	0.1	3.5	3.6
Weighted Average Exercise Price	$23.79	$39.64	$46.38

Performance Shares. The following table presents information regarding our non-vested performance shares as of December 31, 2012.

	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1,	128,333	$36.54	122,489	$38.15	121,825	$41.96
Granted (a)	38,764	$44.70	39,312	$41.00	49,302	$35.44
Awarded	(41,009)	$34.25	(32,368)	$48.10	—	—
Unearned Grant Award	(17,575)	$34.25	—	—	(22,909)	$54.50
Forfeited	(614)	$34.49	(1,100)	$34.35	(25,729)	$36.45
Non-vested as of December 31,	107,899	$40.73	128,333	$36.54	122,489	$38.15
(a)    Shares granted includes accrued dividends.

ALLETE 2012 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)

There were 33,525 and 41,332 performance shares granted in January 2012 and 2013, for the three-year performance periods ending in 2014 and 2015, respectively. The ultimate issuance is contingent upon the attainment of certain future market goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $1.5 million and $2.2 million, respectively.

There were 41,009 and 18,605 performance shares awarded in February 2012 and 2013, for the three-year performance periods ending in 2011 and 2012, respectively. The grant date fair value of the shares awarded was $1.4 million and $0.7 million, respectively.

Restricted Stock Units. The following table presents information regarding our available restricted stock units as of December 31, 2012.

	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1,	63,464	$32.57	43,803	$30.61	28,983	$29.41
Granted (a)	18,162	$40.83	20,136	$36.74	26,589	$31.83
Awarded	(24,707)	$29.43	(215)	$30.30	(3,091)	$29.75
Forfeited	(504)	$31.80	(260)	$29.41	(8,678)	$30.62
Available as of December 31,	56,415	$36.61	63,464	$32.57	43,803	$30.61
(a)    Shares granted includes accrued dividends.

There were 16,355 and 19,193 restricted stock units granted in January 2012 and 2013, for the vesting periods ending in 2014 and 2015, respectively. The grant date fair value of the restricted stock units granted was $0.7 million and $0.8 million, respectively.

There were 24,707 restricted stock units awarded in 2012. The grant date fair value of the shares awarded was $0.7 million.

There were 20,939 restricted stock units awarded in February 2013. The grant date fair value of the shares awarded was $0.7 million.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2012
Operating Revenue	$240.0	$216.4	$248.8	$256.0
Operating Income	$38.4	$23.3	$45.6	$47.9
Net Income Attributable to ALLETE	$24.4	$14.4	$29.4	$28.9
Earnings Per Share of Common Stock
Basic	$0.66	$0.39	$0.78	$0.76
Diluted	$0.66	$0.39	$0.78	$0.75
2011
Operating Revenue	$242.2	$219.9	$226.9	$239.2
Operating Income	$50.8	$26.1	$38.9	$34.2
Net Income Attributable to ALLETE	$37.2	$17.0	$20.5	$19.1
Earnings Per Share of Common Stock
Basic	$1.07	$0.49	$0.57	$0.53
Diluted	$1.07	$0.48	$0.57	$0.53

ALLETE 2012 Form 10-K

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2010 Trade Accounts Receivable	$0.9	$1.1	—	$1.1	$0.9
Finance Receivables – Long-Term	$0.4	$0.8	—	$0.4	$0.8
2011 Trade Accounts Receivable	$0.9	$1.3	—	$1.3	$0.9
Finance Receivables – Long-Term	$0.8	$0.1	—	$0.3	$0.6
2012 Trade Accounts Receivable	$0.9	$1.0	—	$0.9	$1.0
Finance Receivables – Long-Term	$0.6	—	—	—	$0.6
Deferred Asset Valuation Allowance
2010 Deferred Tax Assets	$0.3	$0.2	—	—	$0.5
2011 Deferred Tax Assets	$0.5	$(0.1)	—	—	$0.4
2012 Deferred Tax Assets	$0.4	$2.0	—	—	$2.4

(a)	Includes uncollectible accounts written off.

ALLETE 2012 Form 10-K