Form 10-Q
period 2014-06-30
ALLETE INC
filed 2014-08-01
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

or

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

Common Stock, without par value,
42,625,440 shares outstanding
as of June 30, 2014

ALLETE, Inc. Second Quarter 2014 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc.
ALLETE Properties	ALLETE Properties, LLC, and its subsidiaries
ATC	American Transmission Company LLC
Bison Wind Energy Center	Bison 1, 2 & 3 Wind Facilities
Bison 4	Bison 4 Wind Project
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
Company	ALLETE, Inc., and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour
Laskin	Laskin Energy Center
LIBOR	London Interbank Offered Rate
MACT	Maximum Achievable Control Technology
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards

ALLETE, Inc. Second Quarter 2014 Form 10-Q

Abbreviation or Acronym	Term
NOL	Net Operating Loss
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PolyMet	PolyMet Mining Corporation
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Thomson	Thomson Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

•	changes in and compliance with laws and regulations;

•	effects of competition, including competition for retail and wholesale customers;

•	effects of restructuring initiatives in the electric industry;

•	changes in tax rates or policies or in rates of inflation;

•	the impacts on our Regulated Operations segment of climate change and future regulation to restrict the emissions of greenhouse gases;

•	the impacts of laws and regulations related to renewable and distributed generation;

•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements;

•	weather conditions, natural disasters and pandemic diseases;

•	our ability to access capital markets and bank financing;

•	changes in interest rates and the performance of the financial markets;

•	project delays or changes in project costs;

•	availability and management of construction materials and skilled construction labor for capital projects;

•	changes in operating expenses and capital expenditures and our ability to recover these costs;

•	pricing, availability and transportation of fuel and other commodities and the ability to recover the costs of such commodities;

•	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel;

•	effects of emerging technology;

•	war, acts of terrorism and cyber attacks;

•	our ability to manage expansion and integrate acquisitions;

•	our current and potential industrial and municipal customers’ ability to execute announced expansion plans;

•	population growth rates and demographic patterns; and

•	zoning and permitting of land held for resale, real estate development or changes in the real estate market.

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Item 1A under the heading “Risk Factors” beginning on page 28 of ALLETE’s Annual Report on Form 10-K for the year ended December 31, 2013. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can we assess the impact of each of these factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect our business.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	June 30, 2014	December 31, 2013

Assets
Current Assets
Cash and Cash Equivalents	$83.6	$97.3
Accounts Receivable (Less Allowance of $1.1 and $1.1)	78.9	96.3
Inventories	75.3	59.3
Prepayments and Other	32.2	35.1
Deferred Income Taxes	23.5	19.0
Total Current Assets	293.5	307.0
Property, Plant and Equipment - Net	3,020.4	2,576.5
Regulatory Assets	270.8	263.8
Investment in ATC	118.8	114.6
Other Investments	116.7	146.3
Other Non-Current Assets	75.4	68.6
Total Assets	$3,895.6	$3,476.8
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$93.2	$99.9
Accrued Taxes	30.9	34.8
Accrued Interest	17.4	15.7
Long-Term Debt Due Within One Year	10.8	27.2
Other	61.1	52.6
Total Current Liabilities	213.4	230.2
Long-Term Debt	1,316.8	1,083.0
Deferred Income Taxes	496.3	479.1
Regulatory Liabilities	100.1	81.0
Defined Benefit Pension and Other Postretirement Benefit Plans	117.0	133.4
Other Non-Current Liabilities	234.5	127.2
Total Liabilities	2,478.1	2,133.9
Commitments, Guarantees and Contingencies (Note 15)
Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 42.6 and 41.4 Shares Outstanding	945.1	885.2
Unearned ESOP Shares	(10.5)	(14.3)
Accumulated Other Comprehensive Loss	(16.3)	(17.1)
Retained Earnings	497.7	489.1
Total ALLETE Equity	1,416.0	1,342.9
Non-Controlling Interest in Subsidiaries	1.5	—
Total Equity	1,417.5	1,342.9
Total Liabilities and Equity	$3,895.6	$3,476.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating Revenue	$260.7	$235.6	$557.2	$499.4
Operating Expenses
Fuel and Purchased Power	83.6	78.7	179.8	165.2
Operating and Maintenance	115.1	103.8	234.9	208.5
Depreciation	33.8	28.7	66.0	56.9
Total Operating Expenses	232.5	211.2	480.7	430.6
Operating Income	28.2	24.4	76.5	68.8
Other Income (Expense)
Interest Expense	(13.5)	(12.8)	(26.3)	(25.1)
Equity Earnings in ATC	5.2	5.0	10.3	10.2
Other	1.9	1.5	3.9	4.2
Total Other Expense	(6.4)	(6.3)	(12.1)	(10.7)
Income Before Non-Controlling Interest and Income Taxes	21.8	18.1	64.4	58.1
Income Tax Expense	4.9	4.1	13.7	11.6
Net Income	16.9	14.0	50.7	46.5
Less: Non-Controlling Interest in Subsidiaries	0.1	—	0.4	—
Net Income Attributable to ALLETE	$16.8	$14.0	$50.3	$46.5
Average Shares of Common Stock
Basic	42.1	39.4	41.7	39.2
Diluted	42.3	39.6	41.9	39.3
Basic Earnings Per Share of Common Stock	$0.40	$0.36	$1.21	$1.19
Diluted Earnings Per Share of Common Stock	$0.40	$0.35	$1.20	$1.18
Dividends Per Share of Common Stock	$0.49	$0.475	$0.98	$0.95
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Millions – Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Comprehensive Income	2014	2013	2014	2013
Millions
Net Income	$16.9	$14.0	$50.7	$46.5
Other Comprehensive Income
Unrealized Gain on Securities
Net of Income Taxes of $0.1, $0.1, $0.1, and $0.1	0.2	0.1	0.2	0.1
Unrealized Gain on Derivatives
Net of Income Taxes of $–, $0.1, $0.1, and $0.1	—	—	—	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Taxes of $0.2, $0.3, $0.4, and $0.5	0.3	0.5	0.6	0.8
Total Other Comprehensive Income	0.5	0.6	0.8	1.0
Total Comprehensive Income	17.4	14.6	51.5	47.5
Less: Non-Controlling Interest in Subsidiaries	0.1	—	0.4	—
Comprehensive Income Attributable to ALLETE	$17.3	$14.6	$51.1	$47.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Six Months Ended
	June 30,
	2014	2013

Operating Activities
Net Income	$50.7	$46.5
Allowance for Funds Used During Construction – Equity	(3.8)	(2.1)
Income from Equity Investments, Net of Dividends	(1.9)	(2.3)
Gains on Sale of Assets / Investments	(0.2)	(0.9)
Depreciation Expense	66.0	56.9
Amortization of Debt Issuance Costs	0.5	0.5
Deferred Income Tax Expense	13.6	11.6
Share-Based Compensation Expense	1.4	1.3
ESOP Compensation Expense	4.5	4.0
Defined Benefit Pension and Postretirement Benefit Expense	6.4	11.2
Bad Debt Expense	0.6	0.4
Changes in Operating Assets and Liabilities
Accounts Receivable	21.0	9.9
Inventories	(12.9)	(1.2)
Prepayments and Other	7.0	7.4
Accounts Payable	(11.0)	(10.1)
Other Current Liabilities	(9.7)	(5.8)
Cash Contributions to Defined Benefit Pension and Other Postretirement Benefit Plans	—	(10.8)
Changes in Regulatory and Other Non-Current Assets	(11.5)	(8.0)
Changes in Regulatory and Other Non-Current Liabilities	5.4	2.6
Cash from Operating Activities	126.1	111.1
Investing Activities
Proceeds from Sale of Available-for-sale Securities	2.7	8.1
Payments for Purchase of Available-for-sale Securities	(3.4)	(1.4)
Investment in ATC	(2.3)	(1.6)
Changes to Other Investments	30.6	(2.6)
Additions to Property, Plant and Equipment	(333.9)	(128.6)
Acquisition – Net of Cash Acquired	(23.1)	—
Changes in Restricted Cash	6.0	—
Proceeds from Sale of Assets	—	0.9
Cash for Investing Activities	(323.4)	(125.2)
Financing Activities
Proceeds from Issuance of Common Stock	38.9	33.3
Proceeds from Issuance of Long-Term Debt	215.0	150.0
Reductions of Long-Term Debt	(20.8)	(65.5)
Debt Issuance Costs	(1.8)	(1.3)
Acquisition of Non-Controlling Interest	(6.0)	—
Dividends on Common Stock	(41.7)	(38.2)
Cash from Financing Activities	183.6	78.3
Change in Cash and Cash Equivalents	(13.7)	64.2
Cash and Cash Equivalents at Beginning of Period	97.3	80.8
Cash and Cash Equivalents at End of Period	$83.6	$145.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2013, Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the period ended June 30, 2014, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes included in our 2013 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

Inventories	June 30, 2014	December 31, 2013
Millions
Fuel	$22.9	$13.1
Materials and Supplies	52.4	46.2
Total Inventories	$75.3	$59.3

Prepayments and Other Current Assets	June 30, 2014	December 31, 2013
Millions
Deferred Fuel Adjustment Clause	$20.3	$23.0
Restricted Cash (a)	3.3	—
Other	8.6	12.1
Total Prepayments and Other Current Assets	$32.2	$35.1

(a)	Restricted Cash related to ALLETE Clean Energy’s wind energy facilities operating expense and capital distribution reserve requirements.

Other Non-Current Assets. As of June 30, 2014, included in Other Non-Current Assets on the Consolidated Balance Sheet was restricted cash of $4.9 million related to ALLETE Clean Energy’s wind energy facilities debt service and other requirements. As of December 31, 2013, the Company had restricted cash of $5.4 million related to cash held in escrow pending the closing of the wind energy facilities acquisition, which was completed on January 30, 2014 (see Note 4. Acquisition).

Other Current Liabilities	June 30, 2014	December 31, 2013
Millions
Customer Deposits	$22.8	$26.0
Power Purchase Agreements (a)	12.7	—
Other	25.6	26.6
Total Other Current Liabilities	$61.1	$52.6

(a)	Power Purchase Agreements were acquired in conjunction with the ALLETE Clean Energy wind energy facilities acquisition on January 30, 2014 (see Note 4. Acquisition).

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Liabilities	June 30, 2014	December 31, 2013
Millions
Asset Retirement Obligation	$93.0	$81.8
Power Purchase Agreements (a)	93.4	—
Other	48.1	45.4
Total Other Non-Current Liabilities	$234.5	$127.2

(a)	Power Purchase Agreements were acquired in conjunction with the ALLETE Clean Energy wind energy facilities acquisition on January 30, 2014 (see Note 4. Acquisition).

Supplemental Statement of Cash Flows Information.

For the Six Months Ended June 30,	2014	2013
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$23.7	$22.8
Cash Paid During the Period for Income Taxes	$0.2	$0.6
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$3.6	$(28.2)
Capitalized Asset Retirement Costs	$0.6	$1.9
AFUDC – Equity	$3.8	$2.1
ALLETE Common Stock Contributed to the Pension Plan	$19.5	—

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of the financial statements issuance.

New Accounting Standards.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued an accounting standard update on the financial statement presentation of unrecognized tax benefits when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. To the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was adopted in the first quarter of 2014, and did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued an accounting standard update modifying the criteria for determining which disposals should be presented as discontinued operations and modifying the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance will be effective beginning in the first quarter of 2015, and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. This guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue from Contracts with Customers. In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of 2017 using one of two prescribed retrospective methods. Early adoption is not permitted for public companies. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.

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

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Quarter Ended June 30, 2014
Operating Revenue	$260.7	$229.6	$31.1
Fuel and Purchased Power Expense	83.6	83.6	—
Operating and Maintenance Expense	115.1	89.0	26.1
Depreciation Expense	33.8	29.6	4.2
Operating Income	28.2	27.4	0.8
Interest Expense	(13.5)	(11.4)	(2.1)
Equity Earnings in ATC	5.2	5.2	—
Other Income (Expense)	1.9	2.0	(0.1)
Income (Loss) Before Non-Controlling Interest and Income Taxes	21.8	23.2	(1.4)
Income Tax Expense (Benefit)	4.9	5.7	(0.8)
Net Income (Loss)	16.9	17.5	(0.6)
Less: Non-Controlling Interest in Subsidiaries	0.1	—	0.1
Net Income (Loss) Attributable to ALLETE	$16.8	$17.5	$(0.7)

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Quarter Ended June 30, 2013
Operating Revenue	$235.6	$215.8	$19.8
Fuel and Purchased Power Expense	78.7	78.7	—
Operating and Maintenance Expense	103.8	82.8	21.0
Depreciation Expense	28.7	27.1	1.6
Operating Income (Loss)	24.4	27.2	(2.8)
Interest Expense	(12.8)	(10.4)	(2.4)
Equity Earnings in ATC	5.0	5.0	—
Other Income	1.5	1.1	0.4
Income (Loss) Before Non-Controlling Interest and Income Taxes	18.1	22.9	(4.8)
Income Tax Expense (Benefit)	4.1	6.6	(2.5)
Net Income (Loss)	14.0	16.3	(2.3)
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income (Loss) Attributable to ALLETE	$14.0	$16.3	$(2.3)

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Six Months Ended June 30, 2014
Operating Revenue	$557.2	$493.8	$63.4
Fuel and Purchased Power Expense	179.8	179.8	—
Operating and Maintenance Expense	234.9	179.2	55.7
Depreciation Expense	66.0	58.4	7.6
Operating Income	76.5	76.4	0.1
Interest Expense	(26.3)	(22.9)	(3.4)
Equity Earnings in ATC	10.3	10.3	—
Other Income	3.9	3.8	0.1
Income (Loss) Before Non-Controlling Interest and Income Taxes	64.4	67.6	(3.2)
Income Tax Expense (Benefit)	13.7	16.2	(2.5)
Net Income (Loss)	50.7	51.4	(0.7)
Less: Non-Controlling Interest in Subsidiaries	0.4	—	0.4
Net Income (Loss) Attributable to ALLETE	$50.3	$51.4	$(1.1)

As of June 30, 2014
Total Assets	$3,895.6	$3,424.3	$471.3
Property, Plant and Equipment – Net	$3,020.4	$2,791.7	$228.7
Accumulated Depreciation	$1,288.9	$1,221.1	$67.8
Capital Additions	$341.7	$335.6	$6.1

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Six Months Ended June 30, 2013
Operating Revenue	$499.4	$457.2	$42.2
Fuel and Purchased Power Expense	165.2	165.2	—
Operating and Maintenance Expense	208.5	165.0	43.5
Depreciation Expense	56.9	53.9	3.0
Operating Income (Loss)	68.8	73.1	(4.3)
Interest Expense	(25.1)	(21.1)	(4.0)
Equity Earnings in ATC	10.2	10.2	—
Other Income	4.2	2.2	2.0
Income (Loss) Before Non-Controlling Interest and Income Taxes	58.1	64.4	(6.3)
Income Tax Expense (Benefit)	11.6	16.0	(4.4)
Net Income (Loss)	46.5	48.4	(1.9)
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income (Loss) Attributable to ALLETE	$46.5	$48.4	$(1.9)

As of June 30, 2013
Total Assets	$3,350.9	$2,997.0	$353.9
Property, Plant and Equipment – Net	$2,397.2	$2,329.6	$67.6
Accumulated Depreciation	$1,202.8	$1,143.2	$59.6
Capital Additions	$100.2	$97.2	$3.0

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 3.  INVESTMENTS

Investments. At June 30, 2014, our long-term investment portfolio included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans, and other assets consisting primarily of land in Minnesota.

Other Investments	June 30, 2014	December 31, 2013
Millions
ALLETE Properties	$90.0	$89.9
Available-for-sale Securities (a)	18.9	17.7
Cash Equivalents (b)	3.4	34.2
Other	4.4	4.5
Total Other Investments	$116.7	$146.3

(a)
As of June 30, 2014, the aggregate amount of available-for-sale corporate debt securities maturing in one year or less was $0.2 million, in one year to less than three years was $2.3 million, in three years to less than five years was $1.8 million, and in five or more years was $6.2 million.

(b)	During the first three months of 2014, cash included in Other Investments was transferred to Cash and Cash Equivalents.

ALLETE Properties	June 30, 2014	December 31, 2013
Millions
Land Inventory Beginning Balance	$85.4	$86.5
Cost of Sales	(0.2)	(1.5)
Other	0.3	0.4
Land Inventory Ending Balance	85.5	85.4
Long-Term Finance Receivables (net of allowances of $0.6 and $0.6)	1.4	1.4
Other	3.1	3.1
Total Real Estate Assets	$90.0	$89.9

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to fair value. Land values are reviewed for impairment on a quarterly basis and no impairments were recorded for the six months ended June 30, 2014 (none for the year ended December 31, 2013).

Long-Term Finance Receivables. As of June 30, 2014, long-term finance receivables were $1.4 million net of an allowance ($1.4 million net of an allowance as of December 31, 2013). Long-term finance receivables are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts. As of June 30, 2014, we had an allowance for doubtful accounts of $0.6 million ($0.6 million as of December 31, 2013).

		Gross Unrealized
Available-For-Sale Securities	Cost	Gain	Loss	Fair Value
Millions
June 30, 2014	$18.9	$0.4	$0.4	$18.9
December 31, 2013	$18.3	—	$0.6	$17.7

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 3.  INVESTMENTS (Continued)

	Net	Gross Realized
Available-For-Sale Securities (Continued)	Proceeds	Gain	Loss
Millions
Quarter Ended June 30,
2014	$2.1	$0.2	—
2013	$0.2	—	—
Six Months Ended June 30,
2014	$2.7	$0.2	—
2013	$8.1	$0.8	—

NOTE 4.  ACQUISITION

On January 30, 2014, ALLETE Clean Energy acquired wind energy facilities located in Lake Benton, Minnesota (Lake Benton), Storm Lake, Iowa (Storm Lake) and Condon, Oregon (Condon) from The AES Corporation (AES) for $26.9 million. ALLETE Clean Energy also has an option to acquire a fourth wind energy facility from AES in Armenia Mountain, Pennsylvania (Armenia Mountain), in June 2015. The acquisition supports ALLETE’s strategy to pursue energy-centric initiatives through ALLETE Clean Energy that include less carbon intensive and more sustainable energy sources.

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

ALLETE Clean Energy acquired a controlling interest in the limited liability company (LLC) which owns Lake Benton and Storm Lake, and a controlling interest in the LLC that owns Condon. The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as shown in the table below. During the second quarter of 2014, the Company recorded minor adjustments to certain assets and liabilities. The result of these adjustments had no impact on the results of operations for the period ended June 30, 2014. Fair value measurements were valued primarily using the discounted cash flow method.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 4.  ACQUISITION (Continued)

Millions
Assets Acquired
Cash and Cash Equivalents	$3.8
Other Current Assets	14.3
Property, Plant and Equipment – Net	156.9
Other Non-Current Assets (a)	7.5
Total Assets Acquired	$182.5
Liabilities Assumed
Other Current Liabilities (b)	$15.2
Long-Term Debt Due Within One Year	2.2
Long-Term Debt	21.1
Power Purchase Agreements	99.4
Other Non-Current Liabilities	10.6
Non-Controlling Interest (c)	7.1
Total Liabilities and Non-Controlling Interest Assumed	155.6
Net Identifiable Assets Acquired	$26.9

(a)
Included in Other Non-Current Assets was $0.3 million for the option to purchase Armenia Mountain in 2015, and goodwill of $2.9 million; for tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Other Current Liabilities included $12.4 million related to the current liabilities portion of the Power Purchase Agreements.

(c)
The purchase price accounting valued the non-controlling interest of Lake Benton, Storm Lake and Condon at fair value using the discounted cash flow method. The non-controlling interest related to Lake Benton and Storm Lake was subsequently purchased by ALLETE Clean Energy.

ALLETE Clean Energy incurred $1.4 million after-tax of acquisition-related costs during the first quarter of 2014, which were expensed when incurred and were recorded in Other Expenses on the Consolidated Statement of Income. The results of operations of this business from its acquisition date are included in the Investments and Other segment. The pro forma impact of this acquisition was not significant to the results of the Company for the six months ended June 30, 2014 or June 30, 2013.

On February 11, 2014, ALLETE Clean Energy purchased the non-controlling interest related to Lake Benton and Storm Lake for $6.0 million. This was accounted for as an equity transaction, and no gain or loss was recognized in net income or other comprehensive income.

NOTE 5. DERIVATIVES

We have two variable-to-fixed interest rate swaps (Swaps), designated as cash flow hedges, in order to manage the interest rate risk associated with a $75.0 million Term Loan which represents approximately 6 percent of the Company’s outstanding long-term debt as of June 30, 2014. (See Note 9. Short-Term and Long-Term Debt.) The Swaps have effective dates of August 25, 2011, and 2014, and mature on August 26, 2014 and August 25, 2015, respectively. The Swaps involve the receipt of the one-month LIBOR in exchange for fixed interest payments over the life of the agreements at 0.825 percent and 0.75 percent without an exchange of the underlying notional amount. Cash flows from the Swaps are expected to be highly effective. If it is determined the Swaps cease to be effective, we will prospectively discontinue hedge accounting. When applicable, we use the shortcut method to assess hedge effectiveness. If the shortcut method is not applicable, we assess effectiveness using the “change-in-variable-cash-flows” method. Our assessments of hedge effectiveness resulted in no ineffectiveness recorded for the quarter and six months ended June 30, 2014. As of June 30, 2014, the fair value of the Swaps was a $0.5 million liability ($0.6 million liability as of December 31, 2013) of which $0.4 million ($0.3 million as of December 31, 2013) was included in Other Non-Current Liabilities and $0.1 million ($0.3 million as of December 31, 2013) was included in Other Current Liabilities on the Consolidated Balance Sheet. Changes in the fair value of the Swaps were recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. Cash flows from the Swaps are presented in the same category as the hedged item on the Consolidated Statement of Cash Flows. Amounts recorded in Other Comprehensive Income related to the Swaps will be recorded in earnings when the hedged transactions occur or when it is probable they will not occur. Gains or losses on the interest rate hedging transactions are reflected as a component of Interest Expense on the Consolidated Statement of Income.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014, and December 31, 2013. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the tables below.

	Fair Value as of June 30, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$8.4	—	—	$8.4
Available-for-sale – Corporate Debt Securities	—	$10.5	—	10.5
Cash Equivalents	3.4	—	—	3.4
Total Fair Value of Assets	$11.8	$10.5	—	$22.3

Liabilities:
Deferred Compensation (b)	—	$17.8	—	$17.8
Derivatives – Interest Rate Swap (c)	—	0.5	—	0.5
Total Fair Value of Liabilities	—	$18.3	—	$18.3
Total Net Fair Value of Assets (Liabilities)	$11.8	$(7.8)	—	$4.0

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Current Liabilities - Other and Other Non-Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 6. FAIR VALUE (Continued)

	Fair Value as of December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.9	—	—	$7.9
Available-for-sale – Corporate Debt Securities	—	$9.8	—	9.8
Cash Equivalents	34.2	—	—	34.2
Total Fair Value of Assets	$42.1	$9.8	—	$51.9

Liabilities:
Deferred Compensation (b)	—	$16.8	—	$16.8
Derivatives – Interest Rate Swap (c)	—	0.6	—	0.6
Total Fair Value of Liabilities	—	$17.4	—	$17.4
Total Net Fair Value of Assets (Liabilities)	$42.1	$(7.6)	—	$34.5

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Current Liabilities - Other and Other Non-Current Liabilities on the Consolidated Balance Sheet.

There was no activity in Level 3 during the six months ended June 30, 2014 and 2013.

The Company’s policy is to recognize transfers in and transfers out of a given level as of the actual date of the event or of the change in circumstances that caused the transfer. For the six months ended June 30, 2014 and 2013, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the table below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed below was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
June 30, 2014	$1,327.6	$1,428.5
December 31, 2013	$1,110.2	$1,131.7

NOTE 7.  REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Minnesota Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order, effective June 1, 2011, that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

Renewable Cost Recovery Rider. The Bison Wind Energy Center in North Dakota currently consists of 292 MW of nameplate capacity and was completed in various phases through 2012. Customer billing rates for our Bison Wind Energy Center were approved by the MPUC in a December 2013 order. Construction of Bison 4, a 205 MW wind project in North Dakota, which is an addition to our Bison Wind Energy Center, commenced and is expected to be completed by the end of 2014. The total project investment for Bison 4 is estimated to be approximately $345 million, of which $246.6 million was spent through June 30, 2014. On January 17, 2014, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to Bison 4. We included Bison 4 as part of our renewable resources rider factor filing along with the Company’s other renewable projects in a filing on April 29, 2014, which, upon approval, will authorize updated rates to be included on customer bills.

Minnesota Power has also filed a petition on July 3, 2014 with the MPUC seeking cost recovery for investments and expenditures related to the restoration and repair of Thomson which was damaged during 2012. The total project investment for Thomson is estimated to be approximately $90 million, of which $75.5 million was spent through June 30, 2014. (See Note 15. Commitments, Guarantees and Contingencies.)

Integrated Resource Plan. In a November 2013 order, the MPUC approved Minnesota Power’s 2013 Integrated Resource Plan which details our “EnergyForward” strategic plan and includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. Significant elements of the “EnergyForward” plan include major wind investments in North Dakota, installation of emissions control technology at Boswell Unit 4, planning for the proposed GNTL, conversion of Laskin from coal to natural gas in 2015 and retiring Taconite Harbor Unit 3 in 2015.

Boswell Mercury Emissions Reduction Plan. Minnesota Power is implementing a mercury emissions reduction project for Boswell Unit 4 in order to comply with the Minnesota Mercury Emissions Reduction Act and the Federal MATS rule. In August 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls by early 2016 to address both the Minnesota mercury emissions reduction requirements and the Federal MATS rule. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule and are estimated to be approximately $300 million. In November 2013, the MPUC issued an order approving the Boswell Unit 4 mercury emissions reduction plan and cost recovery, establishing an environmental improvement rider. Also in November 2013, environmental intervenors filed a petition for reconsideration with the MPUC which was subsequently denied in an order dated January 17, 2014. Intervenors have appealed this order and the Company has filed a response to the appeal. In December 2013, Minnesota Power filed a petition with the MPUC to establish customer billing rates for the approved environmental improvement rider based on actual and estimated investments and expenditures, which was approved in an order dated July 2, 2014.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 7. REGULATORY MATTERS (Continued)

Great Northern Transmission Line (GNTL). Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500 kV transmission line, between Manitoba and Minnesota’s Iron Range. The GNTL is subject to various federal and state regulatory approvals. In October 2013, a Certificate of Need application was filed with the MPUC with respect to the GNTL. In an order dated January 8, 2014, the MPUC determined that the Certificate of Need application was complete and referred the docket to an administrative law judge for a contested case proceeding. On April 15, 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated July 2, 2014, the MPUC determined the route permit application to be complete. Manitoba Hydro must also obtain regulatory and governmental approvals related to new transmission lines and hydroelectric generation development in Canada. Upon receipt of all applicable permits and approvals, construction is anticipated to begin in 2016, and to be completed in 2020.

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

Regulatory Assets and Liabilities	June 30, 2014	December 31, 2013
Millions
Current Regulatory Assets (a)
Deferred Fuel	$20.3	$23.0
Total Current Regulatory Assets	20.3	23.0
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	161.6	164.1
Income Taxes	36.6	35.3
Asset Retirement Obligations	17.4	16.0
Cost Recovery Riders (c)	45.7	39.6
PPACA Income Tax Deferral	5.0	5.0
Other	4.5	3.8
Total Non-Current Regulatory Assets	270.8	263.8
Total Regulatory Assets	$291.1	$286.8

Non-Current Regulatory Liabilities
Income Taxes	$17.3	$17.0
Plant Removal Obligations	21.5	19.7
Wholesale and Retail Contra AFUDC	30.1	19.7
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	15.5	16.3
Other	15.7	8.3
Total Non-Current Regulatory Liabilities	$100.1	$81.0

(a)	Current regulatory assets are included in Prepayments and Other on the Consolidated Balance Sheet.

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

NOTE 8.  INVESTMENT IN ATC

Our wholly-owned subsidiary, Rainy River Energy, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC rates are FERC-approved and are based on a 12.2 percent return on common equity dedicated to utility plant. We account for our investment in ATC under the equity method of accounting. As of June 30, 2014, our equity investment in ATC was $118.8 million ($114.6 million at December 31, 2013). In the first six months of 2014, we invested $2.3 million in ATC, and on July 30, 2014, we invested an additional $0.8 million. We expect to make additional investments of approximately $2.7 million in 2014 to maintain our current ownership of ATC.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 8.  INVESTMENT IN ATC (Continued)

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2013	$114.6
Cash Investments	2.3
Equity in ATC Earnings	10.3
Distributed ATC Earnings	(8.4)
Equity Investment Balance as of June 30, 2014	$118.8

ATC’s summarized financial data for the quarter and six months ended June 30, 2014 and 2013, is as follows:

	Quarter Ended		Six Months Ended
ATC Summarized Financial Data	June 30,		June 30,
Income Statement Data	2014	2013	2014	2013
Millions
Revenue	$160.0	$152.1	$323.3	$303.9
Operating Expense	74.4	69.9	153.0	139.7
Other Expense	21.9	20.9	43.5	42.4
Net Income	$63.7	$61.3	$126.8	$121.8
ALLETE’s Equity in Net Income	$5.2	$5.0	$10.3	$10.2

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15%. ATC's current authorized return on equity is 12.2%. Any change to ATC's return on equity and capital structure could result in lower equity earnings in ATC and dividends from ATC in the future. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million on an after-tax basis.
NOTE 9.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of June 30, 2014, total short-term debt outstanding was $10.8 million ($27.2 million as of December 31, 2013) and consisted of long-term debt due within one year. Short-term debt as of December 31, 2013, included $18.0 million of long-term debt that matured in January 2014.

Long-Term Debt. As of June 30, 2014, total long-term debt outstanding was $1,316.8 million ($1,083.0 million as of December 31, 2013). In conjunction with ALLETE Clean Energy’s January 30, 2014 wind energy facilities acquisition, ALLETE Clean Energy assumed $23.3 million of long-term debt, including $2.2 million due within one year (see Note 4. Acquisition). Subsequent to June 30, 2014, we redeemed $111.0 million of pollution control bonds, at par, which were due on July 1, 2022.

During the first six months of 2014, we issued $215.0 million of ALLETE first mortgage bonds (Bonds) in the private placement market in four series as shown below:

Issue Date	Maturity Date	Principal Amount	Interest Rate
March 4, 2014	March 15, 2024	$60 Million	3.69%
March 4, 2014	March 15, 2044	$40 Million	4.95%
June 26, 2014	July 15, 2022	$75 Million	3.40%
June 26, 2014	July 15, 2044	$40 Million	5.05%

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 9.  SHORT-TERM AND LONG-TERM DEBT (Continued)

The Company has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision; however, each series of bonds is redeemable at par, including, in each case, accrued and unpaid interest, six months prior to the maturity date. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. The Company intends to use the proceeds from the sale of the Bonds to refinance debt, fund utility capital expenditures and/or for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

On June 27, 2014, we agreed to sell $160.0 million of the Company's first mortgage bonds (September Bonds) to certain institutional buyers in the private placement market. The September Bonds will be sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. The September Bonds will be issued on or about September 16, 2014, in three series as follows:

Maturity Date	Principal Amount	Interest Rate
September 15, 2021	$60 Million	3.02%
September 15, 2029	$50 Million	3.74%
September 15, 2044	$50 Million	4.39%

The Company has the option to prepay all or a portion of the September Bonds at its discretion, subject to a make-whole provision; however, each series of bonds is redeemable at par, including, in each case, accrued and unpaid interest, six months prior to the maturity date. The September Bonds are subject to additional terms and conditions which are customary for these types of transactions. The Company intends to use the proceeds from the sale of the September Bonds to fund utility capital expenditures and/or for general corporate purposes.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2014, our ratio was approximately 0.48 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from a lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of June 30, 2014, ALLETE was in compliance with its financial covenants.

NOTE 10.  OTHER INCOME (EXPENSE)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Millions
AFUDC – Equity	$2.0	$1.0	$3.8	$2.1
Gain on Sale of Available-for-sale Securities	0.2	—	0.2	0.8
Investments and Other Income (Expense)	(0.3)	0.5	(0.1)	1.3
Total Other Income	$1.9	$1.5	$3.9	$4.2

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 11.  INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Millions
Current Tax Expense (Benefit)
Federal (a)	—	$(0.2)	—	—
State (a)	$0.1	—	$0.1	—
Total Current Tax Expense (Benefit)	$0.1	$(0.2)	$0.1	—
Deferred Tax Expense (Benefit)
Federal	$2.9	$3.6	$9.2	$8.2
State	2.0	0.9	4.7	3.8
Investment Tax Credit Amortization	(0.1)	(0.2)	(0.3)	(0.4)
Total Deferred Tax Expense	4.8	4.3	13.6	11.6
Total Income Tax Expense	$4.9	$4.1	$13.7	$11.6

(a)
For the quarter and six months ended June 30, 2014, the federal and state current tax expense reflected the utilization of NOL carryforwards from prior periods. The federal and state NOLs remaining after utilization in 2014 will be carried forward to offset future taxable income. For the quarter and six months ended June 30, 2013, the federal and state current tax benefit was due to federal and state NOLs which resulted from the bonus depreciation provision of the American Taxpayer Relief Act of 2012.

For the six months ended June 30, 2014, the effective tax rate was 21.3 percent (20.0 percent for the six months ended June 30, 2013). The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC–Equity, investment tax credits, production tax credits and depletion.

Uncertain Tax Positions. As of June 30, 2014, we had gross unrecognized tax benefits of $1.2 million ($1.2 million as of December 31, 2013). Of the total gross unrecognized tax benefits, $0.2 million represents the amount of unrecognized tax benefits included in the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is no longer subject to federal examination for years before 2010, or state examination for years before 2005.

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. The regulations are generally effective for tax years beginning January 1, 2014. As ALLETE has adopted certain utility-specific guidance for deductible repairs previously issued by the IRS, the final regulation did not have a material impact on our consolidated financial statements.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), net of tax, for the quarters ended June 30, 2014 and 2013, were as follows:

	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items	Gains and Losses on Cash Flow Hedge	Total
Millions
For the Quarter Ended June 30, 2014
Beginning Accumulated Other Comprehensive Loss	$(0.1)	$(16.4)	$(0.3)	$(16.8)
Other Comprehensive Income Before Reclassifications	0.3	—	—	0.3
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	(0.1)	0.3	—	0.2
Net Other Comprehensive Income	0.2	0.3	—	0.5
Ending Accumulated Other Comprehensive Income (Loss)	$0.1	$(16.1)	$(0.3)	$(16.3)

For the Quarter Ended June 30, 2013
Beginning Accumulated Other Comprehensive Loss	$(0.1)	$(21.2)	$(0.3)	$(21.6)
Other Comprehensive Income (Loss) Before Reclassifications	0.1	(2.6)	—	(2.5)
Amounts Reclassified From Accumulated Other Comprehensive Loss	—	3.1	—	3.1
Net Other Comprehensive Income	0.1	0.5	—	0.6
Ending Accumulated Other Comprehensive Loss	—	$(20.7)	$(0.3)	$(21.0)

Reclassifications from accumulated other comprehensive income (loss) for the quarters ended June 30, 2014 and 2013, were as follows:

	Quarter Ended	Quarter Ended
Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	June 30,	June 30,
	2014	2013
Millions
Unrealized Gains on Available-for-sale Securities (a)	$0.2	—
Income Taxes (b)	(0.1)	—
Total, Net of Income Taxes	$0.1	—

Amortization of Defined Benefit Pension and Other Postretirement Items
Prior Service Costs (c)	$0.1	$0.7
Actuarial Gains and Losses (c)	(0.6)	(5.8)
Total	(0.5)	(5.1)
Income Taxes (b)	0.2	2.0
Total, Net of Income Taxes	$(0.3)	$(3.1)
Total Reclassifications	$(0.2)	$(3.1)

(a)	Included in Other Income (Expense) – Other on the Consolidated Statement of Income.

(b)	Included in Income Tax Expense on the Consolidated Statement of Income.

(c)
Defined benefit pension and other postretirement benefit items excluded from our Regulated Operations are recognized in accumulated other comprehensive loss and are subsequently reclassified out of accumulated other comprehensive loss as components of net periodic pension and other postretirement benefit expense (see Note 14. Pension and Other Postretirement Benefit Plans).

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2014 and 2013, were as follows:

	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items	Gains and Losses on Cash Flow Hedge	Total
Millions
For the Six Months Ended June 30, 2014
Beginning Accumulated Other Comprehensive Loss	$(0.1)	$(16.7)	$(0.3)	$(17.1)
Other Comprehensive Income Before Reclassifications	0.3	—	—	0.3
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	(0.1)	0.6	—	0.5
Net Other Comprehensive Income	0.2	0.6	—	0.8
Ending Accumulated Other Comprehensive Income (Loss)	$0.1	$(16.1)	$(0.3)	$(16.3)

For the Six Months Ended June 30, 2013
Beginning Accumulated Other Comprehensive Loss	$(0.1)	$(21.5)	$(0.4)	$(22.0)
Other Comprehensive Income (Loss) Before Reclassifications	0.6	(5.5)	0.1	(4.8)
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.5)	6.3	—	5.8
Net Other Comprehensive Income	0.1	0.8	0.1	1.0
Ending Accumulated Other Comprehensive Loss	—	$(20.7)	$(0.3)	$(21.0)

Reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, were as follows:

	Six Months Ended	Six Months Ended
Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	June 30,	June 30,
	2014	2013
Millions
Unrealized Gains on Available-for-sale Securities (a)	$0.2	$0.8
Income Taxes (b)	(0.1)	(0.3)
Total, Net of Income Taxes	$0.1	$0.5

Amortization of Defined Benefit Pension and Other Postretirement Items
Prior Service Costs (c)	$0.2	$1.2
Actuarial Gains and Losses (c)	(1.2)	(11.5)
Total	(1.0)	(10.3)
Income Taxes (b)	0.4	4.0
Total, Net of Income Taxes	$(0.6)	$(6.3)
Total Reclassifications	$(0.5)	$(5.8)

(a)	Included in Other Income (Expense) – Other on the Consolidated Statement of Income.

(b)	Included in Income Tax Expense on the Consolidated Statement of Income.

(c)
Defined benefit pension and other postretirement benefit items excluded from our Regulated Operations are recognized in accumulated other comprehensive loss and are subsequently reclassified out of accumulated other comprehensive loss as components of net periodic pension and other postretirement benefit expense (see Note 14. Pension and Other Postretirement Benefit Plans).

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 13.  EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units, performance share awards granted under our Executive Long-Term Incentive Compensation Plan and common shares under the forward sale agreement (described below). For the quarters and six months ended June 30, 2014 and 2013, zero options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2014			2013
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
For the Quarter Ended June 30,
Net Income Attributable to ALLETE	$16.8		$16.8	$14.0		$14.0
Average Common Shares	42.1	0.2	42.3	39.4	0.2	39.6
Earnings Per Share	$0.40		$0.40	$0.36		$0.35
For the Six Months Ended June 30,
Net Income Attributable to ALLETE	$50.3		$50.3	$46.5		$46.5
Average Common Shares	41.7	0.2	41.9	39.2	0.1	39.3
Earnings Per Share	$1.21		$1.20	$1.19		$1.18

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

Pursuant to the Agreement, the forward counterparty (or its affiliate) borrowed 2.8 million shares of ALLETE common stock (borrowed shares) from third parties and sold them to the underwriters. ALLETE has the right to elect physical, cash or net share settlement under the forward sales agreement, for all or a portion of its obligations under the Agreement. In the event that ALLETE elects physical settlement of the Agreement, it will deliver shares of its common stock in exchange for cash proceeds at the then-applicable forward sale price. The forward sale price is initially $48.01 per share, subject to adjustment as provided in the Agreement. The Agreement provides for settlement at any time on or prior to March 1, 2015. ALLETE expects to physically settle the Agreement in its entirety by delivering 2.8 million shares of its common stock. As of June 30, 2014, the Agreement has not been settled in whole or in part.

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

The equity forward transaction was reflected in ALLETE’s diluted earnings per share using the treasury stock method, which resulted in no material dilutive impact to ALLETE’s diluted earnings per share for the quarter or six months ended June 30, 2014. Prior to a settlement date, any dilutive effect of the Agreement on our earnings per share would only occur during periods when the average market price per share of our common stock is above the per share adjusted forward sales price described above.

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

Contributions to Pension. On January 10, 2014, ALLETE contributed 0.4 million shares of ALLETE common stock to its pension plan. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and had an aggregate value of $19.5 million when contributed.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 14.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense (Income)	2014	2013	2014	2013
Millions
For the Quarter Ended June 30,
Service Cost	$2.1	$2.5	$0.8	$1.0
Interest Cost	7.5	6.5	1.9	1.7
Expected Return on Plan Assets	(9.5)	(8.8)	(2.6)	(2.4)
Amortization of Prior Service Credits	—	—	(0.6)	(0.7)
Amortization of Net Loss	3.5	5.4	0.1	0.4
Net Periodic Benefit Expense (Income)	$3.6	$5.6	$(0.4)	—

For the Six Months Ended June 30,
Service Cost	$4.2	$5.0	$1.7	$2.0
Interest Cost	14.9	13.0	3.7	3.4
Expected Return on Plan Assets	(19.1)	(17.6)	(5.2)	(4.9)
Amortization of Prior Service Costs (Credits)	0.1	0.1	(1.2)	(1.3)
Amortization of Net Loss	7.1	10.7	0.2	0.8
Net Periodic Benefit Expense (Income)	$7.2	$11.2	$(0.8)	—

Employer Contributions. For the six months ended June 30, 2014, $19.5 million of ALLETE common stock was contributed to our defined benefit pension plan (no contributions for the six months ended June 30, 2013). For the six months ended June 30, 2014, we made no contributions to our other postretirement benefit plan ($10.8 million for the six months ended June 30, 2013). We do not expect to make any additional contributions to our defined benefit pension plan in 2014, and we do not expect to make any contributions to our other postretirement benefit plan in 2014.

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

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract, subject to the provisions of the Minnkota Power sales agreement described below. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of June 30, 2014, Square Butte had total debt outstanding of $405.7 million. Annual debt service for Square Butte is expected to be approximately $44 million in each of the years 2014 through 2018, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through our fuel adjustment clause and include the cost of coal purchased from BNI Coal, under a long-term contract.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2014, was $29.8 million ($33.0 million for the six months ended June 30, 2013). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $5.2 million during the six months ended June 30, 2014 ($5.3 million for the six months ended June 30, 2013). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power Sales Agreement. In December 2009, Minnesota Power entered into a power sales agreement with Minnkota Power. Under the power sales agreement, Minnesota Power will sell a portion of its output from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. This sales agreement commenced June 1, 2014.

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

Manitoba Hydro PPAs. Minnesota Power has a long-term PPA with Manitoba Hydro that expires in May 2020. Under this agreement, Minnesota Power is purchasing 50 MW of capacity and the energy associated with that capacity. Both the capacity price and the energy price are adjusted annually by the change in a governmental inflationary index. In addition, Minnesota Power has a separate long-term PPA with Manitoba Hydro to purchase surplus energy through April 2022. This energy-only agreement primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement, Minnesota Power will purchase at least one million MWh of energy over the contract term.

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

Our 292 MW Bison Wind Energy Center, located in North Dakota, was completed in various phases through 2012. Customer billing rates for our Bison Wind Energy Center were approved by the MPUC in a December 2013 order.

Construction of Bison 4, a 205 MW wind project in North Dakota which is an addition to our Bison Wind Energy Center, has commenced and is expected to be completed by the end of 2014. The total project investment for Bison 4 is estimated to be approximately $345 million, of which $246.6 million was spent through June 30, 2014. On January 17, 2014, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to Bison 4. We included Bison 4 as part of our renewable resources rider factor filing along with the Company’s other renewable projects in a filing on April 29, 2014, which, upon approval, will authorize updated rates to be included on customer bills.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Hydro Operations. In June 2012, record rainfall and flooding occurred near Duluth, Minnesota and surrounding areas. The flooding impacted Minnesota Power’s St. Louis River hydro system, particularly Thomson, which had damage to the forebay canal and flooding at the facility. Minnesota Power worked closely with the appropriate regulatory bodies which oversee the hydro system operations, including dams and reservoirs, to restore Thomson and to rebuild the forebay embankment. Minnesota Power continues restoration and upgrade work at the Thomson facility and completed rebuilding the forebay embankment. Minnesota Power anticipates partial generation at Thomson in the third quarter of 2014. Work is ongoing towards returning to full generation late in 2014 and improving the spillway capacity at the Thomson dam in 2015. Total project costs are estimated to be approximately $90 million, of which $75.5 million was spent through June 30, 2014. A request seeking cost recovery of investments and expenditures related to the restoration and repair of Thomson through a renewable resources rider was filed with the MPUC on July 3, 2014.

Coal, Rail and Shipping Contracts. We have coal supply agreements providing for the purchase of a significant portion of our coal requirements with expiration dates through December 2015. We also have coal transportation agreements in place for the delivery of a significant portion of our coal requirements with expiration dates through December 2015. Currently, Minnesota Power is in discussions regarding the extension of our coal supply and transportation contracts beyond 2015. Our minimum annual payment obligation under these supply and transportation agreements is $17.7 million for the remainder of 2014 and $4.0 million for 2015. Our minimum annual payment obligation will increase when annual nominations are made for coal deliveries in future years. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

CapX2020. Minnesota Power is a participant in the CapX2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives and municipal and investor-owned utilities, including Minnesota’s largest transmission owners, has assessed the transmission system and projected growth in customer demand for electricity through 2020.
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
Based on projected costs of the three transmission line projects and the allocation agreements among participating utilities, in total Minnesota Power plans to invest between $100 million and $110 million in the CapX2020 initiative through 2015, of which $91.0 million was spent through June 30, 2014. As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.
Great Northern Transmission Line (GNTL). As a condition of the long-term PPA signed in May 2011 with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power and Manitoba Hydro proposed construction of the GNTL, an approximately 220-mile 500 kV transmission line, between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a Certificate of Need application was filed with the MPUC with respect to the GNTL. In an order dated January 8, 2014, the MPUC determined the Certificate of Need application was complete and referred the docket to an administrative law judge for a contested case proceeding. On April 15, 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated July 2, 2014, the MPUC determined the route permit application to be complete. Manitoba Hydro must also obtain regulatory and governmental approvals related to new transmission lines and hydroelectric generation development in Canada. Upon receipt of all applicable permits and approvals, construction is anticipated to begin in 2016, and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $500 million and $650 million, depending on the final route of the line. Minnesota Power is expected to have majority ownership of the transmission line.

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

Minnesota Power reached a settlement with the EPA regarding these NOVs and entered into a Consent Decree which was filed with the U.S. District Court for the District of Minnesota (Court) on July 16, 2014 and notice of the Consent Decree was published in the Federal Register July 22, 2014. Before it becomes effective, the Consent Decree must be approved by the Court after a 30-day public comment period that will end on August 21, 2014. The Consent Decree covers Minnesota Power’s Boswell, Laskin, Taconite Harbor, and Rapids Energy Centers. The Consent Decree provides for more stringent emissions limits at all affected units, and the option of refueling, retrofits, or retirements at some units. It also includes the addition of 200 megawatts of wind energy. Minnesota Power will also be required to spend $4.2 million on environmental mitigation projects over the next five years. Under the terms of the Consent Decree, Minnesota Power will also pay a $1.4 million civil penalty. In the second quarter of 2014, the Company recorded a liability and corresponding expense associated with the environmental mitigation projects. A liability for the civil penalty was recognized in 2013.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Since 2005, the Company has, and will, invest more than $600 million to reduce sulfur dioxide, nitrogen oxide, mercury and particulate matters emissions at its thermal generation facilities, and in 2012 placed in service over 200 MW of renewable wind energy, which fulfills certain obligations under the Consent Decree. In addition, Minnesota Power’s EnergyForward plan also addresses many of the requirements included in the Consent Decree. Under the EnergyForward plan Minnesota Power intends to: 1) retire Taconite Harbor Unit 3, 2) convert Laskin from coal to natural gas, and 3) install emission controls at Boswell Unit 4.

The Consent Decree further requires that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted to an existing Boswell scrubber. Minnesota Power estimates that if the Units are not retired, capital expenditures could range between $20 million to $40 million. We are evaluating our options with regard to the future course of action at our Boswell Units 1 and 2 facilities to comply with the Consent Decree, as well as future anticipated environmental regulations. We are required to inform the EPA no later than December 31, 2016 whether we will retire, refuel, repower or reroute Boswell Units 1 and 2. We believe that future capital expenditures or costs to retire would likely be eligible for recovery in rates over time subject to regulatory approval in a rate proceeding.

Cross-State Air Pollution Rule (CSAPR). In July 2011, the EPA issued the CSAPR, to address long-range transport of particulate matter and ozone by requiring reductions in SO2 and NOX from electric generating companies in the eastern half of the United States, including Minnesota. However, in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (Circuit Court of Appeals) vacated the CSAPR, ordering that the CAIR remain in effect while a CSAPR replacement rule was promulgated. That decision was appealed and, in April 2014, the U.S. Supreme Court reversed the decision, remanding the case to the Circuit Court of Appeals for further proceedings consistent with the U.S. Supreme Court decision. On June 25, 2014, the EPA made a motion to the Circuit Court of Appeals to have the court’s stay of the CSAPR lifted and further asking the court to delay the CSAPR compliance deadlines by three years.

The CSAPR would not directly require the installation of controls. Instead, the rule would require facilities to have sufficient emission allowances to cover their emissions on an annual basis. These allowances would be allocated to facilities from each state’s annual budget and could be bought and sold. The CSAPR requirements, if the stay is lifted and the EPA’s motion to toll compliance deadlines is granted, would go into effect in 2015 (Phase I) and 2017 (Phase 2).

So long as the Circuit Court of Appeals’ stay of the CSAPR remains in effect, the CAIR regulations continue to apply. Like the CSAPR, the CAIR regulations are intended to address long-range transport of particulate matter and ozone by means of an emissions trading program. Minnesota participation in the CAIR was stayed by EPA administrative action while the EPA promulgated a replacement rule. If the Circuit Court of Appeals lifts its stay of the CSAPR or otherwise upholds the CSAPR on remand, the CSAPR will likely become effective for Minnesota, but compliance deadlines may be extended to allow time for the State of Minnesota to develop its compliance plan.

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

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register in February 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans, and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs, and work practice standards for the remaining categories. Affected sources must be in compliance with the rule by April 2015. States have the authority to grant sources a one-year extension. Minnesota Power was notified by the MPCA that it has approved Minnesota Power’s request for an additional year extending the date of compliance for the Boswell Unit 4 environmental upgrade to April 1, 2016. Compliance at Boswell Unit 4 to address the final MATS rule is expected to result in capital expenditures of approximately $300 million through 2016, of which $102.3 million was spent through June 30, 2014. Our minimum payment obligation for the environmental upgrade is $104.7 million for 2014 and $72.5 million for 2015. Our “EnergyForward” plan, which was approved as part of our 2013 Integrated Resource Plan by the MPUC in an order dated November 12, 2013, also includes the conversion of Laskin Units 1 and 2 to natural gas in 2015, to position the Company for MATS compliance. On January 9, 2014, the MPCA approved Minnesota Power’s application to extend the deadline for Taconite Harbor Unit 3 to comply with MATS to June 1, 2015, in order to align the Unit 3 retirement with MISO’s resource planning year.

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

Ozone NAAQS. The EPA has proposed to more stringently control emissions that result in ground level ozone. In January 2010, the EPA proposed to revise the 2008 eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. The EPA was scheduled to decide upon the 2008 eight-hour ozone standard in July 2011, but has since announced that it is deferring revision of this standard until late 2014 or beyond. Consequently, the costs for complying with the final ozone NAAQS cannot be estimated at this time.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

Climate Change. The scientific community generally accepts that emissions of GHG are linked to global climate change. Climate change creates physical and financial risks. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased temperatures; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

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

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA Regulation of GHG Emissions.  In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). The Tailoring Rule establishes permitting thresholds required to address GHG emissions for new facilities, existing facilities that undergo major modifications and other facilities characterized as major sources under the Clean Air Act’s Title V program. For our existing facilities, the rule does not require amending our existing Title V operating permits to include GHG requirements. However, GHG requirements are likely to be added to our existing Title V operating permits by the MPCA as these permits are renewed or amended.

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

In June 2014, the U.S. Supreme Court invalidated the aspect of the Tailoring Rule that established lower permitting thresholds for GHG than for other pollutants subject to PSD. However, the court also upheld the EPA’s power to require BACT for GHG from sources already subject to regulation under PSD. Minnesota Power’s coal-fired generating facilities are already subject to regulation under PSD, so we anticipate that ultimately PSD for GHG will apply to our facilities, but the timing of the promulgation of a replacement for the Tailoring Rule is uncertain. The PSD applies to existing facilities only when they undertake a major modification that increases emissions. We are unable to predict the compliance costs that we might incur.

In March 2012, the EPA announced a proposed rule to apply CO2 emission New Source Performance Standards (NSPS), under Section 111(b) of the Clean Air Act, to new fossil fuel-fired electric generating units. The proposed NSPS would have applied only to new or re-powered units. Based on the volume of comments received, the EPA announced its intent to re-propose the rule. In September 2013, the EPA retracted its March 2012 proposal and announced the release of a revised NSPS for new or re-powered utility CO2 emissions.

In June 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units” (Clean Power Plan or CPP). The EPA intends to finalize such rules by June 1, 2015. In the Clean Power Plan, the EPA proposes to set state-specific rate-based goals for CO2 emissions from the power sector that the EPA maintains are achievable if a state undertakes a combination of measures across its power sector that constitute the EPA’s guideline for a Best System of Emission Reductions (BSER).

The EPA proposed that BSER is comprised of four building blocks: 1) improved fossil fuel power plants efficiency, 2) increased reliance on low-emitting power sources by generating more electricity from existing natural gas combined cycle units, 3) building more or preserving existing zero- and low-emitting power sources, including renewables and nuclear energy and 4) more efficient electricity use by consumers.

The EPA then established state goals, expressed as a carbon intensity target in CO2 tons per megawatt hour, by estimating the achievability of the building blocks in each state. Using 2012 emissions data, the EPA derived interim goals for states to be met over the years 2020-2029, as well as a final goal to be met in 2030 and thereafter. Under the CPP, each state would be required to develop a state implementation plan by June 30, 2016 intended to achieve the state carbon intensity goals.

Minnesota Power is currently evaluating the CPP as it relates to the State of Minnesota and its potential impact on the Company. Comments to the EPA on the CPP are due in October 2014.

Minnesota has already initiated several measures consistent with those called for under the CAP and CPP. Minnesota Power has also announced its “EnergyForward” strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy (see Regulated Operations - EnergyForward).

We are unable to predict the GHG emission compliance costs we might incur; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota’s Next Generation Energy Act of 2007. On April 14, 2014, a U.S. District Court for the District of Minnesota ruled that part of Minnesota’s Next Generation Act of 2007 violated the Commerce Clause of the U.S. Constitution. The portions of the law which were ruled unconstitutional prohibited the importation of power from a new CO2-producing facility outside of Minnesota and prohibited the entry into new long-term power purchase agreements that would increase CO2 emissions in Minnesota. State officials have appealed the decision.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

Clean Water Act - Aquatic Organisms. In April 2011, the EPA announced proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes, and have a design intake flow of greater than 2 million gallons per day, to limit the number of aquatic organisms that are killed when they are pinned against the facility’s intake structure or that are drawn into the facility’s cooling system. The final pre-Federal Register publication of the Section 316(b) rule was issued on May 19, 2014 with Federal Register publication still pending. As it stands, the Section 316(b) standards will be implemented through NPDES permits issued to the covered facilities with compliance timing dependent on individual NPDES renewal schedules. We are in the process of assessing the compliance costs and there remains the possibility they could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

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

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Matters

BNI Coal. As of June 30, 2014, BNI Coal had surety bonds outstanding of $47.5 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Coal has secured a letter of credit for an additional $2.6 million to provide for BNI Coal’s total reclamation liability, which is currently estimated at $49.3 million. BNI Coal does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

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
ALLETE Properties. As of June 30, 2014, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $10.2 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $7.4 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6 percent capital improvement revenue bonds and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent special assessment bonds. The capital improvement revenue bonds and the special assessment bonds are payable over 31 years (by May 1, 2036 and 2037, respectively) and are secured by special assessments on the benefited land. The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district and to mitigate traffic and environmental impacts. The assessments were billed to the landowners beginning in November 2006 for Town Center and November 2007 for Palm Coast Park. To the extent that we still own land at the time of the assessment, we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At June 30, 2014, we owned 73 percent of the assessable land in the Town Center District (73 percent at December 31, 2013) and 93 percent of the assessable land in the Palm Coast Park District (93 percent at December 31, 2013). At these ownership levels, our annual assessments are approximately $1.4 million for Town Center and $2.1 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

Legal Proceedings.

United Taconite Lawsuit. In January 2011, the Company was named as a defendant in a lawsuit in the Sixth Judicial District for the State of Minnesota by one of our customer’s (United Taconite, LLC) property and business interruption insurers. In October 2006, United Taconite experienced a fire as a result of the failure of certain electrical protective equipment. The equipment at issue in the incident was not owned, designed, or installed by Minnesota Power, but Minnesota Power had provided testing and calibration services related to the equipment. The lawsuit alleges approximately $20 million in damages related to the fire. In response to a Motion for Summary Judgment by Minnesota Power, the Sixth Judicial District for the State of Minnesota dismissed all of plaintiffs’ claims in an August 2013 order. In October 2013, the plaintiffs appealed the decision to the Minnesota Court of Appeals. The Company has filed a response to the appeal and the appeal was heard by the Minnesota Court of Appeals on May 21, 2014. A decision is expected in the third quarter of 2014. As of June 30, 2014, a potential loss is not currently probable or reasonably estimable.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Notice of Potential Clean Air Act Citizen Lawsuit. In July 2013, the Sierra Club submitted to Minnesota Power a notice of intent to file a citizen suit under the Clean Air Act, which it supplemented in March 2014. This notice of intent alleged violations of opacity and other permit requirements at our Boswell, Laskin, and Taconite Harbor energy centers. Minnesota Power intends to vigorously defend any lawsuit that may be filed by the Sierra Club. We are unable to predict the outcome of this matter. Accordingly, an accrual related to any damages that may result from the notice of intent has not been recorded as of June 30, 2014, because a potential loss is not currently probable or reasonably estimable.

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

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 144,000 retail customers. Minnesota Power’s non-affiliated municipal customers consist of 16 municipalities in Minnesota. SWL&P is a Wisconsin utility and a customer of Minnesota Power. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 12,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities.

Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, ALLETE Clean Energy, our business which acquired three wind energy facilities in January 2014, and is aimed at developing or acquiring capital projects that create energy solutions via wind, solar, biomass, midstream gas and oil infrastructure, among other energy-related projects, and ALLETE Properties, our Florida real estate investment. This segment also includes other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 5,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2014, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2014, to the six months ended June 30, 2013.

Net income attributable to ALLETE for the six months ended June 30, 2014, was $50.3 million, or $1.20 per diluted share, compared to $46.5 million, or $1.18 per diluted share, for the same period of 2013. Net income for 2014 reflected $1.4 million after-tax expense, or $0.03 per share, of acquisition costs for ALLETE Clean Energy’s wind energy facilities acquisition which closed on January 30, 2014 (see Note 4. Acquisition). In addition, net income for 2014 reflected a $2.5 million after-tax expense, or $0.06 per share, reflecting a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement (see Note 15. Commitments, Guarantees and Contingencies). Net income for 2014 reflected higher cost recovery rider revenue, transmission revenues, kWh sales, gas sales and earnings from ALLETE Clean Energy’s wind energy facilities acquisition which closed in January 2014. These increases were partially offset by higher operating and maintenance, depreciation and interest expenses. Earnings per share dilution was $0.08 due to additional shares of common stock outstanding as of June 30, 2014.

Regulated Operations net income attributable to ALLETE was $51.4 million for the six months ended June 30, 2014, compared to $48.4 million for the same period of 2013. Net income for 2014 reflected a $2.5 million after-tax expense, or $0.06 per share, reflecting a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement. Net income for 2014 reflected higher cost recovery rider revenue, transmission revenues, kWh sales, and gas sales, partially offset by higher operating and maintenance, depreciation and interest expenses.

Investments and Other net loss attributable to ALLETE was $1.1 million for the six months ended June 30, 2014, compared to a net loss of $1.9 million for the same period of 2013. The net loss for 2014 reflected $1.4 million after-tax expense, or $0.03 per share, of acquisition costs for ALLETE Clean Energy’s wind energy facilities acquisition. Earnings from ALLETE Clean Energy’s wind energy facilities acquisition were partially offset by gains on sales of investments in 2013. ALLETE Properties recorded a net loss of $1.8 million for the six months ended June 30, 2014 (net loss of $1.9 million for the six months ended June 30, 2013). BNI Coal recorded net income of $2.6 million for the six months ended June 30, 2014 ($2.8 million for the six months ended June 30, 2013).

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2014 AND 2013

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $13.8 million, or 6 percent, from 2013 primarily due to higher cost recovery rider revenue, fuel adjustment clause recoveries, transmission revenue, and gas sales.

Cost recovery rider revenue increased $6.8 million primarily due to higher capital expenditures related to our Bison projects and our Boswell Unit 4 environmental upgrade.

Fuel adjustment clause recoveries increased $3.9 million due to higher purchased power costs attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Transmission revenue increased $1.8 million primarily due to higher MISO related revenues.

Revenue from gas sales at SWL&P increased $1.4 million primarily due to higher purchased gas prices attributable to our gas customers. (See Operating Expenses - Operating and Maintenance Expense.)

Revenue from Regulated Operations kWh sales were comparable to 2013. The decrease in sales to our municipal customers reflects a wholesale customer contract expiration effective December 31, 2013. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and were 3.4 percent higher in 2014 due to more energy available for sale.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2014 AND 2013 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Quantity	%
Quarter Ended June 30,	2014	2013	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	249	251	(2)	(0.8)%
Commercial	333	335	(2)	(0.6)%
Industrial	1,788	1,769	19	1.1%
Municipals	198	225	(27)	(12.0)%
Total Retail and Municipals	2,568	2,580	(12)	(0.5)%
Other Power Suppliers	631	610	21	3.4%
Total Regulated Utility Kilowatt-hours Sold	3,199	3,190	9	0.3%

Revenue from electric sales to taconite/iron concentrate customers accounted for 23 percent of consolidated operating revenue in 2014 (26 percent in 2013). Revenue from electric sales to paper and pulp mills accounted for 7 percent of consolidated operating revenue in 2014 (8 percent in 2013). Revenue from electric sales to pipelines and other industrials accounted for 7 percent of consolidated operating revenue in 2014 (7 percent in 2013).

Operating expenses increased $13.6 million, or 7 percent, from 2013.

Fuel and Purchased Power Expense increased $4.9 million, or 6 percent, from 2013 primarily due lower company generation and an outage at Square Butte resulting in increased purchased power expense. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Operating and Maintenance Expense increased $6.2 million, or 7 percent, from 2013. In the second quarter of 2014, a $4.2 million expense was recorded to reflect a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement. Operating and maintenance expense was also higher due to higher purchased gas and transmission expense, partially offset by lower benefit expense. Purchased gas expense increased due to higher gas sales in 2014; purchased gas expenses are recovered from our customers through a purchased gas adjustment clause (see Operating Revenue). Transmission expense increased primarily due to higher MISO related expenses. Benefit expense was lower due to higher discount rates for 2014 attributable to our defined benefit pension and other postretirement benefit plans.

Depreciation Expense increased $2.5 million, or 9 percent, from 2013 reflecting additional property, plant and equipment in service.

Interest expense increased $1.0 million, or 10 percent, from 2013 primarily due to higher average long-term debt balances.

Investments and Other

Operating revenue increased $11.3 million, or 57 percent, from 2013 primarily due to a $8.7 million increase in revenue generated at ALLETE Clean Energy due to the acquisition of three wind energy facilities in the first quarter of 2014. Also contributing to the increase was a $1.9 million increase in revenue at BNI Coal. BNI Coal, which operates under a cost plus fixed fee contract, recorded higher revenue primarily as a result of higher expenses in 2014. (See Operating Expense.)

Operating expenses increased $7.7 million, or 34 percent, from 2013 primarily due to higher operating and depreciation expenses of $5.4 million as a result of the ALLETE Clean Energy wind energy facilities acquisition in the first quarter of 2014. Also contributing to the increase were higher expenses of $2.0 million at BNI Coal primarily due to higher fuel costs and repair expenses, which are recovered through the cost-plus contract. (See Operating Revenue.)

Income Taxes – Consolidated

For the quarter ended June 30, 2014, the effective tax rate was 22.5 percent (22.7 percent for the quarter ended June 30, 2013). The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC-Equity, investment tax credits, production tax credits and depletion. (See Note 11. Income Tax Expense.)

ALLETE, Inc. Second Quarter 2014 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $36.6 million, or 8 percent, from 2013 primarily due to a 1.8 percent increase in kilowatt-hour sales, and higher cost recovery rider revenue, gas sales, fuel adjustment clause recoveries, and transmission revenue.

Revenue from Regulated Operations increased $13.5 million from 2013 due to a 1.8 percent increase in total kWh sales. The increase was due primarily to a 10.8 percent increase in kWh sales to Other Power Suppliers. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and were higher in 2014 due to more energy available for sale. Also contributing to the increase was higher sales to residential and commercial customers primarily due to unseasonably cold temperatures during the first four months of 2014 compared to the same period in 2013. In the first four months of 2014, heating degree days in Duluth, Minnesota were approximately 13 percent higher than the same period in 2013. The decrease in sales to our municipal customers reflects a wholesale customer contract expiration effective December 31, 2013.

Kilowatt-hours Sold			Quantity	%
Six Months Ended June 30,	2014	2013	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	647	605	42	6.9%
Commercial	728	712	16	2.2%
Industrial	3,604	3,614	(10)	(0.3)%
Municipals	440	499	(59)	(11.8)%
Total Retail and Municipals	5,419	5,430	(11)	(0.2)%
Other Power Suppliers	1,331	1,201	130	10.8%
Total Regulated Utility Kilowatt-hours Sold	6,750	6,631	119	1.8%

Revenue from electric sales to taconite/iron concentrate customers accounted for 23 percent of consolidated operating revenue in 2014 (25 percent percent in 2013). Revenue from electric sales to paper and pulp mills accounted for 7 percent of consolidated operating revenue in 2014 (8 percent in 2013). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2014 (6 percent in 2013).

Cost recovery rider revenue increased $8.5 million primarily due to higher capital expenditures related to our Bison projects and our Boswell Unit 4 environmental upgrade.

Revenue from gas sales at SWL&P increased $5.9 million as a result of the unseasonably cold weather during the first four months of 2014. (See Operating Expenses - Operating and Maintenance Expense.)

Fuel adjustment clause recoveries increased $5.9 million due to higher purchased power expense attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Transmission revenue increased $4.9 million from 2013 primarily due to the commencement of recovery of our transmission investment related to the 230 kV transmission system upgrade that was placed into service in March 2013 (see Outlook – Industrial Customers – City of Nashwauk) and higher MISO related revenues.

Operating expenses increased $33.3 million, or 9 percent, from 2013.

Fuel and Purchased Power Expense increased $14.6 million, or 9 percent, from 2013 due to lower company generation and an outage at Square Butte resulting in more purchased power expense. In addition, prices for purchased power were higher in 2014 than 2013. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

ALLETE, Inc. Second Quarter 2014 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Continued)
Regulated Operations (Continued)

Operating and Maintenance Expense increased $14.2 million, or 9 percent, from 2013. In the second quarter of 2013, a $4.2 million expense was recorded to reflect a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement. Operating and maintenance expense was also higher due to higher purchased gas and transmission expense, partially offset by lower benefit expense. Purchased gas expense increased due to higher gas sales in 2014; purchased gas expenses are recovered from our customers through a purchased gas adjustment clause (see Operating Revenue). Transmission expense increased primarily due to higher MISO related expense. Benefit expense was lower due to higher discount rates in 2014.

Depreciation Expense increased $4.5 million, or 8 percent, from 2013 reflecting additional property, plant and equipment in service.

Interest expense increased $1.8 million, or 9 percent, from 2013 primarily due to higher average long-term debt balances.

Other income increased $1.6 million, or 73 percent, from 2013 primarily due to higher AFUDC - Equity.

Investments and Other

Operating revenue increased $21.2 million, or 50 percent, from 2013 primarily due to a $15.8 million increase in revenue generated at ALLETE Clean Energy due to the acquisition of three wind energy facilities in the first quarter of 2014. Also contributing to the increase was a $3.2 million increase in revenue at BNI Coal. BNI Coal, which operates under a cost plus fixed fee contract, recorded higher revenue primarily as a result of higher expenses in 2014. (See Operating Expense.)

Operating expenses increased $16.8 million, or 36 percent, from 2013 primarily due to higher operating and depreciation expenses of $11.3 million as a result of the ALLETE Clean Energy wind energy facilities acquisition in the first quarter of 2014. Also contributing to the increase were higher expenses of $2.9 million at BNI Coal primarily due to higher fuel costs and repair expenses, which are recovered through the cost-plus contract. (See Operating Revenue.)

Other income decreased $1.9 million from 2013 primarily due to gains on sales of investments in 2013.

Income Taxes – Consolidated

For the six months ended June 30, 2014, the effective tax rate was 21.3 percent (20.0 percent for the six months ended June 30, 2013). The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC-Equity, investment tax credits, production tax credits and depletion. (See Note 11. Income Tax Expense.)

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

ALLETE, Inc. Second Quarter 2014 Form 10-Q

OUTLOOK

For additional information see our 2013 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has a key long-term objective of achieving minimum average earnings per share growth of 5 percent per year (using 2013 as a base year) and maintaining a competitive dividend payout. To accomplish this, Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with legislators and regulators to earn a fair rate of return. In addition, ALLETE expects to pursue new energy-centric initiatives that provide long-term earnings growth potential and balance our exposure to global business cycles and changing demand. The new energy-centric pursuits will be in renewable energy, energy transmission and other energy-related infrastructure or infrastructure services.

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

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal (see Regulated Operations – EnergyForward). We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with legislators and regulators to earn a fair rate of return. We project that Minnesota Power will not earn its allowed rate of return in 2014.

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, the FERC, or the PSCW. See Note 7. Regulatory Matters for discussion of regulatory matters within our Minnesota, FERC, and Wisconsin jurisdictions.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and wood products, and pipeline industries. Approximately 53 percent of our Regulated Utility kWh sales in the six months ended June 30, 2014 (54 percent in the six months ended June 30, 2013) were made to our industrial customers in these industries.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The World Steel Association, an association of approximately 170 steel producers, national and regional steel industry associations, and steel research institutes representing around 85 percent of world steel production, projected U.S. steel consumption in 2014 will be similar to 2013. The American Iron and Steel Institute (AISI), an association of North American steel producers, reported that U.S. raw steel production operated at approximately 77 percent of capacity during the first six months of 2014, compared to 77 percent in 2013. Based on these projections, 2014 taconite production levels in Minnesota are expected to be similar to 2013.

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

Nashwauk Public Utilities Commission. In April 2014, the Company amended its formula-based wholesale electric sales agreement with the Nashwauk Public Utilities Commission for all of its electric service requirements, extending the term through June 30, 2026. A new Essar taconite facility is currently under construction in the City of Nashwauk, and the Nashwauk Public Utilities Commission also amended and extended its electric service agreement with Essar. Upon completion, this facility would result in approximately 110 MW of additional load for Minnesota Power. In April 2014, Essar updated its plans for start-up of the new facility, now indicating that initial commissioning is expected to begin in the second quarter of 2015, transitioning to full production capacity levels by the first quarter of 2016. Expansions for additional pellet production, production of direct reduced iron and production of steel slabs are also being considered by Essar for future years.

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

Magnetation. Magnetation produces iron ore concentrate from low-grade natural ore tailing basins, already mined stockpiles and newly mined iron formations. Magnetation’s facility near Taconite, Minnesota is fully operational. Construction is underway at their newest concentrate facility near Coleraine, Minnesota, with production expected to commence by the end of 2014. On January 27, 2014, Minnesota Power and Magnetation entered into a new ten-year electric service agreement, which was approved by the MPUC on May 1, 2014, for its facility near Coleraine, Minnesota. This agreement is effective through at least December 31, 2025. In addition, a transmission service extension is required to be constructed by Minnesota Power and is expected to be complete in the fourth quarter of 2014. On June 19, 2014, Minnesota Power received MPUC approval of a transmission route for the service extension, and permits were received on July 2, 2014. Minnesota Power expects to supply approximately 20 MW of power to this new facility, making it a Large Power Customer of Minnesota Power. The new facility is expected to supply iron ore concentrate to Magnetation’s new pellet plant that is under construction in Reynolds, Indiana. The Reynolds pellet plant is expected to come on line in fourth quarter of 2014 and will produce about 3 million tons of taconite pellets annually for AK Steel.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

•
Planned installation of approximately $300 million in emissions control technology at our Boswell Unit 4 to further reduce emissions of SO2, particulates and mercury (see Boswell Mercury Emission Reduction Plan).

•	Planning for the proposed GNTL to deliver hydroelectric power from northern Manitoba by 2020 (see Transmission).

•	The conversion of Laskin from coal to natural gas in the second quarter of 2015.

•	Retiring Taconite Harbor Unit 3, one of three coal-fired units at Taconite Harbor, in the second quarter of 2015.

Our “EnergyForward” initiatives were included in Minnesota Power’s 2013 Integrated Resource Plan, which was approved by the MPUC in a November 2013 order. (See Integrated Resource Plan).

Boswell Mercury Emissions Reduction Plan. Minnesota Power is implementing a mercury emissions reduction project for Boswell Unit 4 in order to comply with the Minnesota Mercury Emissions Reduction Act and the Federal MATS rule. In August 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls by early 2016 to address both the Minnesota mercury emissions reduction requirements and the Federal MATS rule. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule and are estimated to be approximately $300 million, of which $102.3 million was spent through June 30, 2014. In November 2013, the MPUC issued an order approving the Boswell Unit 4 mercury emissions reduction plan and cost recovery, establishing an environmental improvement rider. In November 2013, environmental intervenors filed a petition for reconsideration with the MPUC which was subsequently denied in an order dated January 17, 2014. Intervenors have appealed this order and the Company has filed a response to the appeal. In December 2013, Minnesota Power filed a petition with the MPUC to establish customer billing rates for the approved environmental improvement rider based on actual and estimated investments and expenditures, which was approved in an order dated July 2, 2014.

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of Minnesota Power’s total retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. The law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power met the 2012 milestone and has developed a plan to meet the future renewable milestones which is included in its 2013 Integrated Resource Plan. Minnesota Power’s 2013 Integrated Resource Plan, which was approved by the MPUC in a November 2013 order, included an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. (See EnergyForward.)

Minnesota Power continues to execute its renewable energy strategy through key renewable projects that will ensure we meet the identified state mandate at the lowest cost for customers. We expect 19 percent of the Company’s total retail and municipal energy sales will be supplied by renewable energy sources in 2014.

Wind Energy. Our wind energy facilities consist of the 292 MW Bison Wind Energy Center located in North Dakota and the 25 MW Taconite Ridge Energy Center located in northeastern Minnesota. We also have two long-term wind PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota. We have also commenced construction of Bison 4, a 205 MW wind project in North Dakota, which is an addition to our Bison Wind Energy Center. The total project investment for Bison 4 is estimated to be approximately $345 million, of which $246.6 million was spent through June 30, 2014. The Bison 4 wind project is expected to be completed by the end of 2014.

Customer billing rates for our Bison Wind Energy Center were approved by the MPUC in a December 2013 order. On January 17, 2014, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to Bison 4. We included Bison 4 as part of our renewable resources rider factor filing along with the Company’s other renewable projects in a filing on April 29, 2014, which, upon approval, will authorize updated rates to be included on customer bills.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

Manitoba Hydro. Minnesota Power has a long-term PPA with Manitoba Hydro that expires in May 2020. Under this agreement, Minnesota Power is purchasing 50 MW of capacity and the energy associated with that capacity. Both the capacity price and the energy price are adjusted annually by the change in a governmental inflationary index. In addition, Minnesota Power has a separate long-term PPA with Manitoba Hydro to purchase surplus energy through April 2022. This energy-only agreement primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement, Minnesota Power will purchase at least one million MWh of energy over the contract term.

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

Hydro Operations. In June 2012, record rainfall and flooding occurred near Duluth, Minnesota and surrounding areas. The flooding impacted Minnesota Power’s St. Louis River hydro system, particularly Thomson, which had damage to the forebay canal and flooding at the facility. Minnesota Power worked closely with the appropriate regulatory bodies which oversee the hydro system operations, including dams and reservoirs, to restore Thomson and to rebuild the forebay embankment. Minnesota Power continues restoration and upgrade work at the Thomson facility and completed rebuilding the forebay embankment. Minnesota Power anticipates partial generation at Thomson in the third quarter of 2014. Work is ongoing towards returning to full generation late in 2014 and improving the spillway capacity at the Thomson dam in 2015. Total project costs are estimated to be approximately $90 million, of which $75.5 million was spent through June 30, 2014. A request seeking cost recovery of capital expenditures related to the restoration and repair of Thomson through a renewable resources rider was filed with the MPUC on July 3, 2014.

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

Integrated Resource Plan. In a November 2013 order, the MPUC approved Minnesota Power’s 2013 Integrated Resource Plan which details our “EnergyForward” strategic plan (see EnergyForward), and includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class.

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

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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
Based on projected costs of the three transmission line projects and the allocation agreements among participating utilities, in total, Minnesota Power plans to invest between $100 million and $110 million in the CapX2020 initiative through 2015, of which $91.0 million was spent through June 30, 2014. As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.
Great Northern Transmission Line (GNTL). As a condition of the long-term PPA signed in May 2011 with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power and Manitoba Hydro proposed construction of the GNTL, an approximately 220-mile 500 kV transmission line, between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

The GNTL is subject to various federal and state regulatory approvals. Before a large energy facility can be sited or constructed in Minnesota, the MPUC requires a Certificate of Need, which was filed in October 2013. In an order dated January 8, 2014, the MPUC determined the Certificate of Need application was complete and referred the docket to an administrative law judge for a contested case proceeding. On April 15, 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated July 2, 2014, the MPUC determined the route permit application to be complete. Manitoba Hydro must also obtain regulatory and governmental approvals related to new transmission lines and hydroelectric generation development in Canada. Upon receipt of all applicable permits and approvals, construction is anticipated to begin in 2016, and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $500 million and $650 million, depending on the final route of the line. Minnesota Power is expected to have majority ownership of the transmission line.

Investment in ATC. As of June 30, 2014, our equity investment in ATC was $118.8 million, representing an approximate 8 percent ownership interest. ATC rates are based on a FERC approved 12.2 percent return on common equity dedicated to utility plant. In September 2013, ATC updated its 10-year transmission assessment covering the years 2013 through 2022 which identifies a need for between $3.0 and $3.6 billion in transmission system investments. These investments by ATC are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC. In the first six months of 2014, we invested $2.3 million in ATC, and on July 30, 2014, we invested an additional $0.8 million. We expect to make additional investments of approximately $2.7 million in 2014 to maintain our current ownership of ATC. (See Note 8. Investment in ATC.)

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15%. ATC's current authorized return on equity is 12.2%. Any change to ATC's return on equity and capital structure could result in lower equity earnings in ATC and dividends from ATC in the future. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million on an after-tax basis.
Investments and Other

BNI Coal. BNI Coal anticipates selling approximately 4.0 million tons of coal in 2014 (3.7 million tons were sold in 2013) and has sold 1.8 million tons through June 30, 2014 (2.0 million tons were sold as of June 30, 2013). BNI Coal operates under cost plus fixed fee agreements extending to May 1, 2027. On April 22, 2014, BNI Coal extended these agreements through December 31, 2037.

ALLETE Clean Energy. ALLETE Clean Energy aims to develop or acquire capital projects that create energy solutions via wind, solar, biomass, midstream gas and oil infrastructure, among other energy-related projects. On January 30, 2014, ALLETE Clean Energy acquired wind energy facilities located in Lake Benton, Minnesota (Lake Benton), Storm Lake, Iowa (Storm Lake) and Condon, Oregon (Condon) from The AES Corporation (AES) for $26.9 million. ALLETE Clean Energy also has an option to acquire a fourth wind energy facility from AES in Armenia Mountain, Pennsylvania (Armenia Mountain), in June 2015. The acquisition supports ALLETE’s strategy to pursue energy-centric initiatives through ALLETE Clean Energy, that include less carbon intensive and more sustainable energy sources.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

OUTLOOK (Continued)
Investments and Other (Continued)

Lake Benton, Storm Lake and Condon have 104 MW, 77 MW and 50 MW of generating capability, respectively. Lake Benton and Storm Lake began commercial operations in 1999, while Condon began operations in 2002. All three wind energy facilities have PPAs in place for their entire output, which expire in various years between 2019 and 2032. Pursuant to the acquisition agreement, ALLETE Clean Energy has an option to acquire the 101 MW Armenia Mountain wind energy facility in June 2015. Armenia Mountain began operations in 2009. (See Note 4. Acquisition.)

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

In addition to the three development projects and the mitigation bank, ALLETE Properties has 1,714 acres of other land available-for-sale.

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2014. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, renewable tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income from operations before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations and configuration changes, tax planning initiatives and resolution of prior years’ tax matters. Due primarily to increased federal production tax credits as a result of wind generation, we expect our effective tax rate to be approximately 21 percent for 2014. We also expect that our effective tax rate will be lower than the statutory rate over the next ten years due to production tax credits attributable to our wind generation. (See Note 11. Income Tax Expense.)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2014, we had cash and cash equivalents of $83.6 million, $401 million in available consolidated lines of credit and a debt-to-capital ratio of 48 percent.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2014%		December 31, 2013%
Millions
ALLETE Equity	$1,416.0	52	$1,342.9	55
Non-Controlling Interest	1.5	—	—	—
Long-Term Debt (Including Current Maturities)	1,327.6	48	1,110.2	45
	$2,745.1	100	$2,453.1	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2014	2013
Millions
Cash and Cash Equivalents at Beginning of Period	$97.3	$80.8
Cash Flows from (used for)
Operating Activities	126.1	111.1
Investing Activities	(323.4)	(125.2)
Financing Activities	183.6	78.3
Change in Cash and Cash Equivalents	(13.7)	64.2
Cash and Cash Equivalents at End of Period	$83.6	$145.0

Operating Activities. Cash from operating activities was $126.1 million for the six months ended June 30, 2014 ($111.1 million for the six months ended June 30, 2013). Cash from operating activities was higher in 2014 primarily due to cash contributions of $10.8 million in 2013 to other postretirement benefit plans and higher receipts on accounts receivable, which were partially offset by increased fuel inventory purchases.

Investing Activities. Cash used for investing activities was $323.4 million for the six months ended June 30, 2014 ($125.2 million for the six months ended June 30, 2013). The increase in cash used for investing activities was primarily due to higher capital expenditures in 2014, and the ALLETE Clean Energy wind energy facilities acquisition in January 2014, partially offset by a transfer of cash in Other Investments to Cash and Cash Equivalents.

Financing Activities. Cash from financing activities was $183.6 million for the six months ended June 30, 2014 ($78.3 million for the six months ended June 30, 2013). The increase in cash from financing activities was primarily due to proceeds from the issuance of long-term debt in March and June 2014.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit or the sale of securities or commercial paper. As of June 30, 2014, we had available consolidated bank lines of credit aggregating $401.0 million ($400.7 million available as of June 30, 2013), the majority of which expire in November 2018. In addition, as of June 30, 2014, we had 2.3 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, 3.0 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. and 2.8 million original issue shares of common stock available for issuance under a forward sale agreement (see Securities). The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in February 2008, as amended most recently in May 2014, with respect to the issuance and sale of up to an aggregate of 9.6 million shares of our common stock, without par value, of which 3.0 million remain available for issuance. For the six months ended June 30, 2014, 0.2 million shares of common stock were issued under this agreement, resulting in net proceeds of $8.2 million (0.3 million shares were issued for the six months ended June 30, 2013, resulting in net proceeds of $11.7 million). The shares sold in 2013 through August 1, 2013, were offered and sold pursuant to Registration Statement No. 333-170289. On August 2, 2013, we filed Registration Statement No. 333-190335, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During the six months ended June 30, 2014, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $10.5 million (0.4 million shares were issued for net proceeds of $21.6 million during the six months ended June 30, 2013). These shares of common stock were registered under Registration Statement Nos. 333-188315, 333-183051 and 333-162890.

On January 10, 2014, ALLETE contributed 0.4 million shares of ALLETE common stock to its pension plan. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933 and had an aggregate value of $19.5 million when contributed.

On February 26, 2014, ALLETE entered into a confirmation of forward sale agreement (Agreement) with a forward counterparty in connection with a public offering of 2.8 million shares of ALLETE common stock. Pursuant to the Agreement, the forward counterparty (or its affiliate) borrowed 2.8 million shares of ALLETE common stock from third parties and sold them to the underwriters. ALLETE has right to elect physical, cash or net share settlement under the forward sales agreement, for all or a portion of its obligations under the Agreement. In the event that ALLETE elects physical settlement of the Agreement, it will deliver shares of its common stock in exchange for cash proceeds at the then-applicable forward sale price. The forward sale price is initially $48.01 per share, subject to adjustment as provided in the Agreement. The Agreement provides for settlement at any time on or prior to March 1, 2015. ALLETE expects to physically settle the Agreement in its entirety by delivering 2.8 million shares of its common stock. As of June 30, 2014, the Agreement has not been settled in whole or in part.

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

During the first six months of 2014, we issued $215.0 million of ALLETE first mortgage bonds (Bonds) in the private placement market in four series. The Company intends to use the proceeds from the sale of the Bonds to refinance debt, fund utility capital expenditures and/or for general corporate purposes. (See Note 9. Short-Term and Long-Term Debt.)

On June 27, 2014, we agreed to sell $160.0 million of the Company’s first mortgage bonds (September Bonds) to certain institutional buyers in the private placement market in three series on, or around, September 16, 2014. The Company intends to use the proceeds from the sale of the September Bonds to fund utility capital expenditures and/or for general corporate purposes. (See Note 9. Short-Term and Long-Term Debt)

Subsequent to June 30, 2014, we redeemed $111.0 million of pollution control bonds, at par, which were due on July 1, 2022.

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

Capital Requirements

Our capital expenditures for 2014 are expected to be approximately $640 million. For the six months ended June 30, 2014, capital expenditures totaled $341.7 million ($100.2 million for the six months ended June 30, 2013). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

Employees

Minnesota Power and SWL&P have an aggregate of 620 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Coal has 173 employees, of which 124 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. At June 30, 2014, our available-for-sale securities portfolio consisted primarily of securities established to fund certain employee benefits. (See Note 3. Investments.)

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

ALLETE, Inc. Second Quarter 2014 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at June 30, 2014, and assuming no other changes to our financial structure, an increase of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.6 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2014, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

United Taconite Lawsuit. In January 2011, the Company was named as a defendant in a lawsuit in the Sixth Judicial District for the State of Minnesota by one of our customer’s (United Taconite, LLC) property and business interruption insurers. In October 2006, United Taconite experienced a fire as a result of the failure of certain electrical protective equipment. The equipment at issue in the incident was not owned, designed, or installed by Minnesota Power, but Minnesota Power had provided testing and calibration services related to the equipment. The lawsuit alleges approximately $20.0 million in damages related to the fire. In response to a Motion for Summary Judgment by Minnesota Power, the Sixth Judicial District for the State of Minnesota dismissed all of plaintiffs’ claims in a August 2013 order. In October 2013, the plaintiffs’ appealed the decision to the Minnesota Court of Appeals. The Company has filed a response to the appeal and the appeal was heard by the Minnesota Court of Appeals on May 21, 2014. An accrual related to this lawsuit has not been recorded as of June 30, 2014, because a potential loss is not currently probable or reasonably estimable.

Notice of Potential Clean Air Act Citizen Lawsuit. In July 2013, the Sierra Club submitted to Minnesota Power a notice of intent to file a citizen suit under the Clean Air Act, which it supplemented in March 2014. This notice of intent alleged violations of opacity and other permit requirements at our Boswell, Laskin, and Taconite Harbor energy centers. Minnesota Power intends to vigorously defend any lawsuit that may be filed by the Sierra Club. We are unable to predict the outcome of this matter. Accordingly, an accrual related to any damages that may result from the notice of intent has not been recorded as of June 30, 2014, because a potential loss is not currently probable or reasonably estimable.

ALLETE, Inc. Second Quarter 2014 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number
4	Thirty-sixth Supplemental Indenture, dated as of June 1, 2014, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Philip L. Watson, as co-trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety
99
ALLETE News Release dated August 1, 2014, announcing 2014 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. Second Quarter 2014 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 1, 2014	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Senior Vice President and Chief Financial Officer

August 1, 2014	/s/ Steven W. Morris
Steven W. Morris
Controller

ALLETE, Inc. Second Quarter 2014 Form 10-Q