Form 10-Q
period 2014-09-30
ALLETE INC
filed 2014-11-03
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

or

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

Common Stock, without par value,
44,499,229 shares outstanding
as of September 30, 2014

ALLETE, Inc. Third Quarter 2014 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc.
ALLETE Properties	ALLETE Properties, LLC, and its subsidiaries
ATC	American Transmission Company LLC
Bison Wind Energy Center	Bison 1, 2 & 3 Wind Facilities
Bison 4	Bison 4 Wind Project
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
Company	ALLETE, Inc., and its subsidiaries
DC	Direct Current
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour
Laskin	Laskin Energy Center
LIBOR	London Interbank Offered Rate
MACT	Maximum Achievable Control Technology
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NOL	Net Operating Loss
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional

ALLETE, Inc. Third Quarter 2014 Form 10-Q

Abbreviation or Acronym	Term
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PolyMet	PolyMet Mining Corporation
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
Rainy River Energy	Rainy River Energy Corporation - Wisconsin
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Thomson	Thomson Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
U.S.	United States of America

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	September 30, 2014	December 31, 2013

Assets
Current Assets
Cash and Cash Equivalents	$150.5	$97.3
Accounts Receivable (Less Allowance of $1.0 and $1.1)	82.4	96.3
Inventories	71.6	59.3
Prepayments and Other	29.3	35.1
Deferred Income Taxes	24.0	19.0
Total Current Assets	357.8	307.0
Property, Plant and Equipment - Net	3,121.5	2,576.5
Regulatory Assets	277.1	263.8
Investment in ATC	120.7	114.6
Other Investments	116.4	146.3
Other Non-Current Assets	74.4	68.6
Total Assets	$4,067.9	$3,476.8
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$92.7	$99.9
Accrued Taxes	30.9	34.8
Accrued Interest	14.8	15.7
Long-Term Debt Due Within One Year	85.3	27.2
Notes Payable	2.7	—
Other	60.4	52.6
Total Current Liabilities	286.8	230.2
Long-Term Debt	1,289.2	1,083.0
Deferred Income Taxes	509.7	479.1
Regulatory Liabilities	103.1	81.0
Defined Benefit Pension and Other Postretirement Benefit Plans	116.8	133.4
Other Non-Current Liabilities	231.6	127.2
Total Liabilities	2,537.2	2,133.9
Commitments, Guarantees and Contingencies (Note 15)
Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 44.5 and 41.4 Shares Outstanding	1,035.3	885.2
Unearned ESOP Shares	(8.6)	(14.3)
Accumulated Other Comprehensive Loss	(16.1)	(17.1)
Retained Earnings	518.6	489.1
Total ALLETE Equity	1,529.2	1,342.9
Non-Controlling Interest in Subsidiaries	1.5	—
Total Equity	1,530.7	1,342.9
Total Liabilities and Equity	$4,067.9	$3,476.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating Revenue	$288.9	$251.0	$846.1	$750.4
Operating Expenses
Fuel and Purchased Power	88.9	80.5	268.7	245.7
Operating and Maintenance	105.7	102.7	340.6	311.2
Depreciation	33.5	29.4	99.5	86.3
Total Operating Expenses	228.1	212.6	708.8	643.2
Operating Income	60.8	38.4	137.3	107.2
Other Income (Expense)
Interest Expense	(13.2)	(12.7)	(39.5)	(37.8)
Equity Earnings in ATC	5.3	4.9	15.6	15.1
Other	2.1	3.3	6.0	7.5
Total Other Expense	(5.8)	(4.5)	(17.9)	(15.2)
Income Before Non-Controlling Interest and Income Taxes	55.0	33.9	119.4	92.0
Income Tax Expense	13.4	8.7	27.1	20.3
Net Income	41.6	25.2	92.3	71.7
Less: Non-Controlling Interest in Subsidiaries	—	—	0.4	—
Net Income Attributable to ALLETE	$41.6	$25.2	$91.9	$71.7
Average Shares of Common Stock
Basic	42.9	39.8	42.1	39.4
Diluted	42.9	39.9	42.3	39.5
Basic Earnings Per Share of Common Stock	$0.97	$0.63	$2.18	$1.82
Diluted Earnings Per Share of Common Stock	$0.97	$0.63	$2.17	$1.81
Dividends Per Share of Common Stock	$0.49	$0.475	$1.47	$1.425
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Millions – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Comprehensive Income	2014	2013	2014	2013

Net Income	$41.6	$25.2	$92.3	$71.7
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Taxes of $–, $(0.3), $0.1, and $(0.2)	(0.1)	(0.5)	0.1	(0.4)
Unrealized Gain (Loss) on Derivatives
Net of Income Taxes of $–, $(0.1), $0.1, and $–	0.1	(0.1)	0.1	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Taxes of $0.2, $0.3, $0.6, and $0.8	0.2	0.3	0.8	1.1
Total Other Comprehensive Income (Loss)	0.2	(0.3)	1.0	0.7
Total Comprehensive Income	41.8	24.9	93.3	72.4
Less: Non-Controlling Interest in Subsidiaries	—	—	0.4	—
Comprehensive Income Attributable to ALLETE	$41.8	$24.9	$92.9	$72.4
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Nine Months Ended
	September 30,
	2014	2013

Operating Activities
Net Income	$92.3	$71.7
Allowance for Funds Used During Construction – Equity	(5.9)	(3.4)
Income from Equity Investments, Net of Dividends	(3.0)	(3.1)
Gains on Sale of Assets / Investments	(0.2)	(2.4)
Depreciation Expense	99.5	86.3
Amortization of Debt Issuance Costs	0.8	0.8
Amortization of Power Purchase Agreements	(9.0)	—
Deferred Income Tax Expense	25.2	20.4
Share-Based Compensation Expense	1.7	1.8
ESOP Compensation Expense	6.7	6.0
Defined Benefit Pension and Postretirement Benefit Expense	9.6	16.8
Bad Debt Expense	1.1	0.9
Changes in Operating Assets and Liabilities
Accounts Receivable	16.9	8.2
Inventories	(9.2)	5.1
Prepayments and Other	8.8	4.4
Accounts Payable	(1.2)	3.9
Other Current Liabilities	(12.8)	(8.8)
Cash Contributions to Defined Benefit Pension and Other Postretirement Benefit Plans	—	(10.8)
Changes in Regulatory and Other Non-Current Assets	(13.0)	(13.5)
Changes in Regulatory and Other Non-Current Liabilities	3.8	4.6
Cash from Operating Activities	212.1	188.9
Investing Activities
Proceeds from Sale of Available-for-sale Securities	3.3	15.0
Payments for Purchase of Available-for-sale Securities	(4.3)	(2.8)
Investment in ATC	(3.1)	(2.3)
Changes to Other Investments	31.1	(10.5)
Additions to Property, Plant and Equipment	(467.8)	(195.3)
Acquisition – Net of Cash Acquired	(23.1)	—
Cash in Escrow for Acquisition	5.4	—
Proceeds from Sale of Assets	—	0.9
Cash for Investing Activities	(458.5)	(195.0)
Financing Activities
Proceeds from Issuance of Common Stock	128.9	63.3
Proceeds from Issuance of Long-Term Debt	375.0	150.0
Changes in Restricted Cash	(1.4)	—
Changes in Notes Payable	2.7	1.2
Reductions of Long-Term Debt	(134.1)	(66.2)
Debt Issuance Costs	(3.1)	(1.3)
Acquisition of Non-Controlling Interest	(6.0)	—
Dividends on Common Stock	(62.4)	(57.2)
Cash from Financing Activities	299.6	89.8
Change in Cash and Cash Equivalents	53.2	83.7
Cash and Cash Equivalents at Beginning of Period	97.3	80.8
Cash and Cash Equivalents at End of Period	$150.5	$164.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2013, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the period ended September 30, 2014, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes included in our 2013 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventory are recorded on an average cost basis.

Inventories	September 30, 2014	December 31, 2013
Millions
Fuel	$16.8	$13.1
Materials and Supplies	54.8	46.2
Total Inventories	$71.6	$59.3

Prepayments and Other Current Assets	September 30, 2014	December 31, 2013
Millions
Deferred Fuel Adjustment Clause	$18.5	$23.0
Restricted Cash (a)	2.4	—
Other	8.4	12.1
Total Prepayments and Other Current Assets	$29.3	$35.1

(a)	Restricted Cash related to ALLETE Clean Energy’s wind energy facilities operating expense and capital distribution reserve requirements.

Other Non-Current Assets. As of September 30, 2014, included in Other Non-Current Assets on the Consolidated Balance Sheet was restricted cash of $4.9 million related to ALLETE Clean Energy’s wind energy facilities debt service and other requirements. As of December 31, 2013, the Company had restricted cash of $5.4 million related to cash held in escrow pending the closing of the wind energy facilities acquisition, which was completed on January 30, 2014. (See Note 4. Acquisition.)

Other Current Liabilities	September 30, 2014	December 31, 2013
Millions
Customer Deposits	$21.2	$26.0
Power Purchase Agreements (a)	12.3	—
Other	26.9	26.6
Total Other Current Liabilities	$60.4	$52.6

(a)	Power Purchase Agreements were acquired in conjunction with the ALLETE Clean Energy wind energy facilities acquisition on January 30, 2014. (See Note 4. Acquisition.)

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Liabilities	September 30, 2014	December 31, 2013
Millions
Asset Retirement Obligation	$94.6	$81.8
Power Purchase Agreements (a)	90.5	—
Other	46.5	45.4
Total Other Non-Current Liabilities	$231.6	$127.2

(a)	Power Purchase Agreements were acquired in conjunction with the ALLETE Clean Energy wind energy facilities acquisition on January 30, 2014. (See Note 4. Acquisition.)

Supplemental Statement of Cash Flows Information.

For the Nine Months Ended September 30,	2014	2013
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$39.4	$36.0
Cash Paid During the Period for Income Taxes	$2.8	$0.6
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(6.5)	$(10.0)
Capitalized Asset Retirement Costs	$0.6	$1.9
AFUDC – Equity	$5.9	$3.4
ALLETE Common Stock Contributed to the Pension Plan	$19.5	—

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued an accounting standard update modifying the criteria for determining which disposals should be presented as discontinued operations and modifying the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance will be effective beginning in the first quarter of 2015, and will apply prospectively to new disposals and new classifications of disposal groups as held for sale. This guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

NOTE 2.  BUSINESS SEGMENTS

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Investments and Other is comprised primarily of BNI Coal, our coal mining operations in North Dakota, ALLETE Clean Energy, our business which acquired three wind energy facilities in January 2014, and is aimed at developing or acquiring capital projects that create energy solutions via wind, solar, biomass, midstream gas and oil infrastructure, among other energy-related projects, and ALLETE Properties, our Florida real estate investment. Investments and Other also includes other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 5,000 acres of land in Minnesota, and earnings on cash and investments.

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Quarter Ended September 30, 2014
Operating Revenue	$288.9	$255.8	$33.1
Fuel and Purchased Power Expense	88.9	88.9	—
Operating and Maintenance Expense	105.7	79.4	26.3
Depreciation Expense	33.5	28.5	5.0
Operating Income	60.8	59.0	1.8
Interest Expense	(13.2)	(11.8)	(1.4)
Equity Earnings in ATC	5.3	5.3	—
Other Income	2.1	2.1	—
Income Before Non-Controlling Interest and Income Taxes	55.0	54.6	0.4
Income Tax Expense	13.4	13.4	—
Net Income	41.6	41.2	0.4
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income Attributable to ALLETE	$41.6	$41.2	$0.4

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Quarter Ended September 30, 2013
Operating Revenue	$251.0	$226.4	$24.6
Fuel and Purchased Power Expense	80.5	80.5	—
Operating and Maintenance Expense	102.7	78.6	24.1
Depreciation Expense	29.4	27.9	1.5
Operating Income (Loss)	38.4	39.4	(1.0)
Interest Expense	(12.7)	(10.4)	(2.3)
Equity Earnings in ATC	4.9	4.9	—
Other Income	3.3	1.2	2.1
Income (Loss) Before Non-Controlling Interest and Income Taxes	33.9	35.1	(1.2)
Income Tax Expense (Benefit)	8.7	10.5	(1.8)
Net Income	25.2	24.6	0.6
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income Attributable to ALLETE	$25.2	$24.6	$0.6

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Nine Months Ended September 30, 2014
Operating Revenue	$846.1	$749.6	$96.5
Fuel and Purchased Power Expense	268.7	268.7	—
Operating and Maintenance Expense	340.6	258.6	82.0
Depreciation Expense	99.5	86.9	12.6
Operating Income	137.3	135.4	1.9
Interest Expense	(39.5)	(34.7)	(4.8)
Equity Earnings in ATC	15.6	15.6	—
Other Income	6.0	5.9	0.1
Income (Loss) Before Non-Controlling Interest and Income Taxes	119.4	122.2	(2.8)
Income Tax Expense (Benefit)	27.1	29.6	(2.5)
Net Income (Loss)	92.3	92.6	(0.3)
Less: Non-Controlling Interest in Subsidiaries	0.4	—	0.4
Net Income (Loss) Attributable to ALLETE	$91.9	$92.6	$(0.7)

As of September 30, 2014
Total Assets	$4,067.9	$3,519.9	$548.0
Property, Plant and Equipment – Net	$3,121.5	$2,888.5	$233.0
Accumulated Depreciation	$1,316.6	$1,244.7	$71.9
Capital Additions	$467.6	$452.9	$14.7

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

	Consolidated	Regulated Operations	Investments and Other
Millions
For the Nine Months Ended September 30, 2013
Operating Revenue	$750.4	$683.6	$66.8
Fuel and Purchased Power Expense	245.7	245.7	—
Operating and Maintenance Expense	311.2	243.6	67.6
Depreciation Expense	86.3	81.8	4.5
Operating Income (Loss)	107.2	112.5	(5.3)
Interest Expense	(37.8)	(31.5)	(6.3)
Equity Earnings in ATC	15.1	15.1	—
Other Income	7.5	3.4	4.1
Income (Loss) Before Non-Controlling Interest and Income Taxes	92.0	99.5	(7.5)
Income Tax Expense (Benefit)	20.3	26.5	(6.2)
Net Income (Loss)	71.7	73.0	(1.3)
Less: Non-Controlling Interest in Subsidiaries	—	—	—
Net Income (Loss) Attributable to ALLETE	$71.7	$73.0	$(1.3)

As of September 30, 2013
Total Assets	$3,463.9	$3,086.3	$377.6
Property, Plant and Equipment – Net	$2,456.1	$2,384.1	$72.0
Accumulated Depreciation	$1,225.3	$1,165.8	$59.5
Capital Additions	$186.4	$177.6	$8.8

NOTE 3.  INVESTMENTS

Investments. At September 30, 2014, our investment portfolio included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans, and other assets consisting primarily of land in Minnesota.

Other Investments	September 30, 2014	December 31, 2013
Millions
ALLETE Properties	$89.4	$89.9
Available-for-sale Securities (a)	19.0	17.7
Cash Equivalents (b)	3.7	34.2
Other	4.3	4.5
Total Other Investments	$116.4	$146.3

(a)
As of September 30, 2014, the aggregate amount of available-for-sale corporate debt securities maturing in one year or less was $0.2 million, in one year to less than three years was $2.1 million, in three years to less than five years was $1.3 million, and in five or more years was $7.1 million.

(b)	During the first quarter of 2014, cash included in Other Investments was transferred to Cash and Cash Equivalents.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 3.  INVESTMENTS (Continued)

ALLETE Properties	September 30, 2014	December 31, 2013
Millions
Land Inventory Beginning Balance	$85.4	$86.5
Cost of Sales	(1.1)	(1.5)
Other	0.5	0.4
Land Inventory Ending Balance	84.8	85.4
Long-Term Finance Receivables (net of allowances of $0.6 and $0.6)	1.4	1.4
Other	3.2	3.1
Total Real Estate Assets	$89.4	$89.9

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairments were recorded for the quarter and nine months ended September 30, 2014 (none for the year ended December 31, 2013).

Long-Term Finance Receivables. As of September 30, 2014, long-term finance receivables were $1.4 million net of an allowance ($1.4 million net of an allowance as of December 31, 2013). Long-term finance receivables are collateralized by property sold, accrue interest at market-based rates and are net of an allowance for doubtful accounts. As of September 30, 2014, we had an allowance for doubtful accounts of $0.6 million ($0.6 million as of December 31, 2013).

		Gross Unrealized
Available-For-Sale Securities	Cost	Gain	Loss	Fair Value
Millions
September 30, 2014	$19.1	$0.3	$0.4	$19.0
December 31, 2013	$18.3	—	$0.6	$17.7

	Net	Gross Realized
Available-For-Sale Securities (Continued)	Proceeds	Gain	Loss
Millions
Quarter Ended September 30,
2014	$0.6	—	—
2013	$6.9	$1.4	—
Nine Months Ended September 30,
2014	$3.3	$0.2	—
2013	$15.0	$2.2	—

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 4.  ACQUISITION (Continued)

ALLETE Clean Energy acquired a controlling interest in the limited liability company (LLC) which owns Lake Benton and Storm Lake, and a controlling interest in the LLC that owns Condon. The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. In connection with finalizing purchase price accounting, the Company recorded minor adjustments to certain assets and liabilities in the second quarter of 2014, which are reflected in the table below. These adjustments had no impact on the results of operations. Fair value measurements were valued primarily using the discounted cash flow method.

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

(c)
The purchase price accounting valued the non-controlling interest relating to Lake Benton, Storm Lake and Condon at fair value using the discounted cash flow method. The non-controlling interest related to Lake Benton and Storm Lake was subsequently purchased by ALLETE Clean Energy.

ALLETE Clean Energy incurred $1.4 million after-tax of acquisition-related costs during the first quarter of 2014, which were expensed when incurred and were recorded in Other Expenses on the Consolidated Statement of Income. The results of operations of this business from its acquisition date are included in the Investments and Other segment. The pro forma impact of this acquisition was not significant to the results of the Company for the quarter and nine months ended September 30, 2014 or September 30, 2013.

On February 11, 2014, ALLETE Clean Energy purchased the non-controlling interest related to Lake Benton and Storm Lake for $6.0 million. This was accounted for as an equity transaction, and no gain or loss was recognized in net income or other comprehensive income.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 5. DERIVATIVES

We have one variable-to-fixed interest rate swap (Swap), designated as a cash flow hedge, in order to manage the interest rate risk associated with a $75.0 million Term Loan which represents approximately 5 percent of the Company’s outstanding long-term debt, including long-term debt due within one year, as of September 30, 2014. (See Note 9. Short-Term and Long-Term Debt.) The Swap has an effective date of August 25, 2014, and matures on August 25, 2015. The Swap involves the receipt of the one-month LIBOR in exchange for fixed interest payments over the life of the agreement at 0.75 percent without an exchange of the underlying notional amount. Cash flows from the Swap are expected to be highly effective. If it is determined that the Swap ceases to be effective, we will prospectively discontinue hedge accounting. When applicable, we use the shortcut method to assess hedge effectiveness. If the shortcut method is not applicable, we assess effectiveness using the “change-in-variable-cash-flows” method. Our assessment of hedge effectiveness resulted in no ineffectiveness recorded for the quarter and nine months ended September 30, 2014. As of September 30, 2014, the fair value of the Swap was a $0.4 million liability which was included in Other Current Liabilities on the Consolidated Balance Sheet. The fair value as of December 31, 2013, included an additional variable to fixed interest rate swap that expired on August 26, 2014, with an aggregate fair value at December 31, 2013 of $0.6 million of which$0.3 million was included in Other Non-Current Liabilities and $0.3 million was included in Other Current Liabilities on the Consolidated Balance Sheet. Changes in the fair value of the Swap were recorded in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. Cash flows from the Swap are presented in the same category as the hedged item on the Consolidated Statement of Cash Flows. Amounts recorded in Other Comprehensive Income related to the Swap will be recorded in earnings when the hedged transaction occurs or when it is probable it will not occur. Gains or losses on the interest rate hedging transaction are reflected as a component of Interest Expense on the Consolidated Statement of Income.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014, and December 31, 2013. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the tables below.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 6. FAIR VALUE (Continued)

	Fair Value as of September 30, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$8.3	—	—	$8.3
Available-for-sale – Corporate Debt Securities	—	$10.7	—	10.7
Cash Equivalents	3.7	—	—	3.7
Total Fair Value of Assets	$12.0	$10.7	—	$22.7

Liabilities:
Deferred Compensation (b)	—	$16.2	—	$16.2
Derivatives – Interest Rate Swap (c)	—	0.4	—	0.4
Total Fair Value of Liabilities	—	$16.6	—	$16.6
Total Net Fair Value of Assets (Liabilities)	$12.0	$(5.9)	—	$6.1

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Current Liabilities - Other on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.9	—	—	$7.9
Available-for-sale – Corporate Debt Securities	—	$9.8	—	9.8
Cash Equivalents	34.2	—	—	34.2
Total Fair Value of Assets	$42.1	$9.8	—	$51.9

Liabilities:
Deferred Compensation (b)	—	$16.8	—	$16.8
Derivatives – Interest Rate Swap (c)	—	0.6	—	0.6
Total Fair Value of Liabilities	—	$17.4	—	$17.4
Total Net Fair Value of Assets (Liabilities)	$42.1	$(7.6)	—	$34.5

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Current Liabilities - Other and Other Non-Current Liabilities on the Consolidated Balance Sheet.

There was no activity in Level 3 during the quarters and nine months ended September 30, 2014 and 2013.

For the quarters and nine months ended September 30, 2014 and 2013, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the table below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed below was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
September 30, 2014	$1,374.5	$1,465.0
December 31, 2013	$1,110.2	$1,131.7

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

Renewable Cost Recovery Rider. The Bison Wind Energy Center in North Dakota currently consists of 292 MW of nameplate capacity and was completed in various phases through 2012. Customer billing rates for our Bison Wind Energy Center were approved by the MPUC in a December 2013 order. Construction of Bison 4, a 205 MW wind project in North Dakota, which is an addition to our Bison Wind Energy Center, commenced and is expected to be completed by the end of 2014. The total project investment for Bison 4 is estimated to be approximately $345 million, of which $288 million was spent through September 30, 2014. On January 17, 2014, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to Bison 4. We included Bison 4 as part of our renewable resources rider factor filing along with the Company’s other renewable projects in a filing on April 29, 2014, which, upon approval, will authorize updated rates to be included on customer bills.

Minnesota Power has also filed a petition on July 3, 2014 with the MPUC seeking cost recovery for investments and expenditures related to the restoration and repair of Thomson which was damaged during 2012. The total project investment for Thomson is estimated to be approximately $90 million, of which $80 million, net of insurance, was spent through September 30, 2014. (See Note 15. Commitments, Guarantees and Contingencies.)

Integrated Resource Plan. In a November 2013 order, the MPUC approved Minnesota Power’s 2013 Integrated Resource Plan which details our “EnergyForward” strategic plan and includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. Significant elements of the “EnergyForward” plan include major wind investments in North Dakota, installation of emissions control technology at Boswell Unit 4, planning for the proposed GNTL, conversion of Laskin from coal to natural gas in the second quarter of 2015 and retiring Taconite Harbor Unit 3 in the second quarter of 2015.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 7. REGULATORY MATTERS (Continued)

Boswell Mercury Emissions Reduction Plan. Minnesota Power is implementing a mercury emissions reduction project for Boswell Unit 4 in order to comply with the Minnesota Mercury Emissions Reduction Act and the Federal MATS rule. In August 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls by early 2016 to address both the Minnesota Mercury Emissions Reduction Act requirements and the Federal MATS rule. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule and are estimated to be approximately $250 million of which $120 million was spent through September 30, 2014. In November 2013, the MPUC issued an order approving the Boswell Unit 4 mercury emissions reduction plan and cost recovery, establishing an environmental improvement rider. Also in November 2013, environmental intervenors filed a petition for reconsideration with the MPUC which was subsequently denied in an order dated January 17, 2014. Intervenors have appealed this order and the Company has filed a response to the appeal. The Minnesota Court of Appeals heard oral argument in September 2014 with a decision expected before the end of 2014. In December 2013, Minnesota Power filed a petition with the MPUC to establish customer billing rates for the approved environmental improvement rider based on actual and estimated investments and expenditures, which was approved in an order dated July 2, 2014.

Great Northern Transmission Line (GNTL). Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500 kV transmission line, between Manitoba and Minnesota’s Iron Range. The GNTL is subject to various federal and state regulatory approvals. In October 2013, a Certificate of Need application was filed with the MPUC with respect to the GNTL. In an order dated January 8, 2014, the MPUC determined that the Certificate of Need application was complete and referred the docket to an administrative law judge for a contested case proceeding. On April 15, 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated July 2, 2014, the MPUC determined the route permit application to be complete. Manitoba Hydro must also obtain regulatory and governmental approvals related to new transmission line and hydroelectric generation development in Canada. Upon receipt of all applicable permits and approvals, construction of the GNTL is anticipated to begin in 2016, and to be completed in 2020.

Conservation Improvement Program (CIP). Minnesota has enacted legislation establishing an annual energy-savings goal for each utility of 1.5 percent of annual retail energy sales. On April 1, 2014, Minnesota Power submitted its 2013 CIP filing that requested a CIP financial incentive of $8.7 million based upon MPUC procedures. The requested CIP financial incentive was approved by the MPUC in a hearing held on July 24, 2014, and was recorded as revenue and as a regulatory asset. The approved financial incentive will be recovered through customer billing rates in 2014 and 2015. In 2013, the CIP financial incentive of $7.1 million was recognized in the fourth quarter. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

Regulatory Assets and Liabilities. Our regulated utility operations are subject to the accounting guidance for Regulated Operations. We capitalize incurred costs which are probable of recovery in future utility rates as regulatory assets. Regulatory liabilities represent amounts expected to be refunded or credited to customers in rates. No regulatory assets or liabilities are currently earning a return. The recovery, refund or credit to rates for these regulatory assets and liabilities will occur over the periods either specified by the applicable regulatory authority or over the corresponding period related to the asset or liability.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 7. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	September 30, 2014	December 31, 2013
Millions
Current Regulatory Assets (a)
Deferred Fuel	$18.5	$23.0
Total Current Regulatory Assets	18.5	23.0
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	158.6	164.1
Cost Recovery Riders (c)	54.5	39.6
Income Taxes	37.9	35.3
Asset Retirement Obligations	17.2	16.0
PPACA Income Tax Deferral	5.0	5.0
Other	3.9	3.8
Total Non-Current Regulatory Assets	277.1	263.8
Total Regulatory Assets	$295.6	$286.8

Non-Current Regulatory Liabilities
Plant Removal Obligations	$22.7	$19.7
Wholesale and Retail Contra AFUDC	37.6	19.7
Income Taxes	17.6	17.0
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	15.1	16.3
Other	10.1	8.3
Total Non-Current Regulatory Liabilities	$103.1	$81.0

(a)	Current regulatory assets are included in Prepayments and Other on the Consolidated Balance Sheet.

(b)
Defined benefit pension and other postretirement items included in our Regulated Operations, which are otherwise required to be recognized in accumulated other comprehensive income, are recognized as regulatory assets or regulatory liabilities on the Consolidated Balance Sheet. (See Note 14. Pension and Other Postretirement Benefit Plans.)

(c)
The cost recovery rider regulatory asset is primarily due to capital expenditures related to our Bison Wind Energy Center and is recognized in accordance with the accounting standards for alternative revenue programs.

NOTE 8.  INVESTMENT IN ATC

Our wholly-owned subsidiary, Rainy River Energy, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ATC rates are based on a FERC-approved 12.2 percent return on common equity dedicated to utility plant. We account for our investment in ATC under the equity method of accounting. As of September 30, 2014, our equity investment in ATC was $120.7 million ($114.6 million at December 31, 2013). In the first nine months of 2014, we invested $3.1 million in ATC, and on October 30, 2014, we invested an additional $0.8 million. We do not expect to make any additional investments in 2014.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2013	$114.6
Cash Investments	3.1
Equity in ATC Earnings	15.6
Distributed ATC Earnings	(12.6)
Equity Investment Balance as of September 30, 2014	$120.7

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 8.  INVESTMENT IN ATC (Continued)

ATC’s summarized financial data for the quarter and nine months ended September 30, 2014 and 2013, is as follows:

	Quarter Ended		Nine Months Ended
ATC Summarized Financial Data	September 30,		September 30,
Income Statement Data	2014	2013	2014	2013
Millions
Revenue	$163.6	$160.5	$487.0	$464.3
Operating Expense	76.6	77.6	229.6	217.2
Other Expense	21.4	20.2	65.1	62.6
Net Income	$65.6	$62.7	$192.3	$184.5
ALLETE’s Equity in Net Income	$5.3	$4.9	$15.6	$15.1

In November 2013, several customer groups located within the MISO service area filed a complaint with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15 percent. ATC's current authorized return on equity is 12.2 percent. Any change to ATC's return on equity and capital structure could result in lower equity earnings in ATC and dividends from ATC in the future. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million on an after-tax basis.

NOTE 9.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of September 30, 2014, total short-term debt outstanding was $88.0 million ($27.2 million as of December 31, 2013) and consisted of long-term debt due within one year and notes payable.

Long-Term Debt. As of September 30, 2014, total long-term debt outstanding was $1,289.2 million ($1,083.0 million as of December 31, 2013). In conjunction with ALLETE Clean Energy’s January 30, 2014 wind energy facilities acquisition, ALLETE Clean Energy assumed $23.3 million of long-term debt, including $2.2 million due within one year. (See Note 4. Acquisition.)

During the first nine months of 2014, we issued $375.0 million of ALLETE first mortgage bonds (Bonds) in the private placement market as shown below:

Issue Date	Maturity Date	Principal Amount	Interest Rate
March 4, 2014	March 15, 2024	$60 Million	3.69%
March 4, 2014	March 15, 2044	$40 Million	4.95%
June 26, 2014	July 15, 2022	$75 Million	3.40%
June 26, 2014	July 15, 2044	$40 Million	5.05%
September 16, 2014	September 15, 2021	$60 Million	3.02%
September 16, 2014	September 15, 2029	$50 Million	3.74%
September 16, 2014	September 15, 2044	$50 Million	4.39%

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 9.  SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2014, our ratio was approximately 0.47 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from a lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of September 30, 2014, ALLETE was in compliance with its financial covenants.

NOTE 10.  OTHER INCOME (EXPENSE)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Millions
AFUDC – Equity	$2.1	$1.2	$5.9	$3.4
Gain on Sale of Available-for-sale Securities	—	1.4	0.2	2.2
Investments and Other Income (Expense)	—	0.7	(0.1)	1.9
Total Other Income	$2.1	$3.3	$6.0	$7.5

NOTE 11.  INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Millions
Current Tax Expense (Benefit)
Federal (a)(c)	—	—	—	—
State (b)(c)	$1.8	$(0.1)	$1.9	$(0.1)
Total Current Tax Expense (Benefit)	$1.8	$(0.1)	$1.9	$(0.1)
Deferred Tax Expense (Benefit)
Federal	$11.2	$7.3	$20.4	$15.5
State	0.7	1.7	5.4	5.5
Investment Tax Credit Amortization	(0.3)	(0.2)	(0.6)	(0.6)
Total Deferred Tax Expense	11.6	8.8	25.2	20.4
Total Income Tax Expense	$13.4	$8.7	$27.1	$20.3

(a)
For the quarter and nine months ended September 30, 2014, the federal current tax expense of zero reflected the utilization of NOL carryforwards from prior periods. The federal NOLs remaining after utilization in 2014 will be carried forward to offset future taxable income.

(b)
For the quarter and nine months ended September 30, 2014, the state current tax expense reflected initiatives implemented on the 2013 federal and state tax returns to utilize tax carryforwards that may have expired due to NOL carryforwards from prior periods. State NOL and alternative minimum tax carryforwards remaining after utilization in 2014 will be carried forward to offset future income.

(c)
For the quarter and nine months ended September 30, 2013, the state current tax benefit was due to federal and state NOLs which resulted from the bonus depreciation provision of the American Taxpayer Relief Act of 2012.

For the nine months ended September 30, 2014, the effective tax rate was 22.7 percent (22.1 percent for the nine months ended September 30, 2013). The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC–Equity, investment tax credits, production tax credits and depletion.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 11.  INCOME TAX EXPENSE (Continued)

Uncertain Tax Positions. As of September 30, 2014, we had gross unrecognized tax benefits of $2.0 million ($1.2 million as of December 31, 2013). Of the total gross unrecognized tax benefits, $0.3 million represents the amount of unrecognized tax benefits included in the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is no longer subject to federal examination for years before 2011, or state examination for years before 2005.

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

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss, net of tax, for the quarters ended September 30, 2014 and 2013, were as follows:

	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items	Gains and Losses on Cash Flow Hedge	Total
Millions
For the Quarter Ended September 30, 2014
Beginning Accumulated Other Comprehensive Income (Loss)	$0.1	$(16.1)	$(0.3)	$(16.3)
Other Comprehensive Income (Loss) Before Reclassifications	(0.1)	(0.1)	0.1	(0.1)
Amounts Reclassified From Accumulated Other Comprehensive Income	—	0.3	—	0.3
Net Other Comprehensive Income (Loss)	(0.1)	0.2	0.1	0.2
Ending Accumulated Other Comprehensive Loss	—	$(15.9)	$(0.2)	$(16.1)

For the Quarter Ended September 30, 2013
Beginning Accumulated Other Comprehensive Loss	—	$(20.7)	$(0.3)	$(21.0)
Other Comprehensive Income (Loss) Before Reclassifications	$0.3	—	(0.1)	0.2
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	(0.8)	0.3	—	(0.5)
Net Other Comprehensive Income (Loss)	(0.5)	0.3	(0.1)	(0.3)
Ending Accumulated Other Comprehensive Loss	$(0.5)	$(20.4)	$(0.4)	$(21.3)

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Reclassifications from accumulated other comprehensive loss for the quarters ended September 30, 2014 and 2013, were as follows:

	Quarter Ended	Quarter Ended
Amount Reclassified from Accumulated Other Comprehensive Loss	September 30,	September 30,
	2014	2013
Millions
Unrealized Gains on Available-for-sale Securities (a)	—	$1.4
Income Taxes (b)	—	(0.6)
Total, Net of Income Taxes	—	$0.8

Amortization of Defined Benefit Pension and Other Postretirement Items
Prior Service Costs (c)	$0.1	$0.1
Actuarial Gains and Losses (c)	(0.6)	(0.7)
Total	(0.5)	(0.6)
Income Taxes (b)	0.2	0.3
Total, Net of Income Taxes	$(0.3)	$(0.3)
Total Reclassifications	$(0.3)	$0.5

(a)	Included in Other Income (Expense) – Other on the Consolidated Statement of Income.

(b)	Included in Income Tax Expense on the Consolidated Statement of Income.

(c)
Defined benefit pension and other postretirement benefit items excluded from our Regulated Operations are recognized in accumulated other comprehensive loss and are subsequently reclassified out of accumulated other comprehensive loss as components of net periodic pension and other postretirement benefit expense. (See Note 14. Pension and Other Postretirement Benefit Plans.)

Changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014 and 2013, were as follows:

	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items	Gains and Losses on Cash Flow Hedge	Total
Millions
For the Nine Months Ended September 30, 2014
Beginning Accumulated Other Comprehensive Loss	$(0.1)	$(16.7)	$(0.3)	$(17.1)
Other Comprehensive Income Before Reclassifications	0.2	(0.1)	0.1	0.2
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	(0.1)	0.9	—	0.8
Net Other Comprehensive Income	0.1	0.8	0.1	1.0
Ending Accumulated Other Comprehensive Loss	—	$(15.9)	$(0.2)	$(16.1)

For the Nine Months Ended September 30, 2013
Beginning Accumulated Other Comprehensive Loss	$(0.1)	$(21.5)	$(0.4)	$(22.0)
Other Comprehensive Income Before Reclassifications	0.9	—	—	0.9
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	(1.3)	1.1	—	(0.2)
Net Other Comprehensive Income (Loss)	(0.4)	1.1	—	0.7
Ending Accumulated Other Comprehensive Loss	$(0.5)	$(20.4)	$(0.4)	$(21.3)

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Reclassifications from accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013, were as follows:

	Nine Months Ended	Nine Months Ended
Amount Reclassified from Accumulated Other Comprehensive Loss	September 30,	September 30,
	2014	2013
Millions
Unrealized Gains on Available-for-sale Securities (a)	$0.2	$2.2
Income Taxes (b)	(0.1)	(0.9)
Total, Net of Income Taxes	$0.1	$1.3

Amortization of Defined Benefit Pension and Other Postretirement Items
Prior Service Costs (c)	$0.3	$0.2
Actuarial Gains and Losses (c)	(1.8)	(2.1)
Total	(1.5)	(1.9)
Income Taxes (b)	0.6	0.8
Total, Net of Income Taxes	$(0.9)	$(1.1)
Total Reclassifications	$(0.8)	$0.2

(a)	Included in Other Income (Expense) – Other on the Consolidated Statement of Income.

(b)	Included in Income Tax Expense on the Consolidated Statement of Income.

(c)
Defined benefit pension and other postretirement benefit items excluded from our Regulated Operations are recognized in accumulated other comprehensive loss and are subsequently reclassified out of accumulated other comprehensive loss as components of net periodic pension and other postretirement benefit expense. (See Note 14. Pension and Other Postretirement Benefit Plans.)

NOTE 13.  EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units, performance share awards granted under our Executive Long-Term Incentive Compensation Plan and common shares under the forward sale agreement (described below). For the quarters and nine months ended September 30, 2014 and 2013, zero options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2014			2013
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
For the Quarter Ended September 30,
Net Income Attributable to ALLETE	$41.6		$41.6	$25.2		$25.2
Average Common Shares	42.9	—	42.9	39.8	0.1	39.9
Earnings Per Share	$0.97		$0.97	$0.63		$0.63
For the Nine Months Ended September 30,
Net Income Attributable to ALLETE	$91.9		$91.9	$71.7		$71.7
Average Common Shares	42.1	0.2	42.3	39.4	0.1	39.5
Earnings Per Share	$2.18		$2.17	$1.82		$1.81

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 13.  EARNINGS PER SHARE AND COMMON STOCK (Continued)

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

Pursuant to the Agreement, the forward counterparty (or its affiliate) borrowed 2.8 million shares of ALLETE common stock (borrowed shares) from third parties and sold them to the underwriters. ALLETE has the right to elect physical, cash or net share settlement under the forward sales agreement, for all or a portion of its obligations under the Agreement. In the event that ALLETE elects physical settlement of the Agreement, it will deliver shares of its common stock in exchange for cash proceeds at the then-applicable forward sale price. The forward sale price is initially $48.01 per share, subject to adjustment as provided in the Agreement. The Agreement provides for settlement at any time on or prior to March 1, 2015. ALLETE expects to physically settle the Agreement in its entirety by delivering 2.8 million shares of its common stock. On September 5, 2014, ALLETE physically settled a portion of its obligations under the Agreement by having delivered approximately 1.4 million shares of common stock in exchange for cash proceeds of $65.0 million.

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

The equity forward transaction was reflected in ALLETE’s diluted earnings per share using the treasury stock method, which resulted in no material dilutive impact to ALLETE’s diluted earnings per share for the quarter or nine months ended September 30, 2014. Prior to any settlement date, any dilutive effect of the Agreement on our earnings per share would only occur during periods when the average market price per share of our common stock is above the per share adjusted forward sales price described above.

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 14.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense (Income)	2014	2013	2014	2013
Millions
For the Quarter Ended September 30,
Service Cost	$2.0	$2.4	$0.9	$0.9
Interest Cost	7.5	6.5	1.8	1.7
Expected Return on Plan Assets	(9.6)	(8.8)	(2.5)	(2.4)
Amortization of Prior Service Costs (Credits)	0.1	0.1	(0.7)	(0.6)
Amortization of Net Loss	3.6	5.4	0.1	0.4
Net Periodic Benefit Expense (Income)	$3.6	$5.6	$(0.4)	—

For the Nine Months Ended September 30,
Service Cost	$6.2	$7.4	$2.6	$2.9
Interest Cost	22.4	19.5	5.5	5.1
Expected Return on Plan Assets	(28.7)	(26.4)	(7.7)	(7.3)
Amortization of Prior Service Costs (Credits)	0.2	0.2	(1.9)	(1.9)
Amortization of Net Loss	10.7	16.1	0.3	1.2
Net Periodic Benefit Expense (Income)	$10.8	$16.8	$(1.2)	—

Employer Contributions. On January 10, 2014, $19.5 million of ALLETE common stock was contributed to our defined benefit pension plan; we do not expect to make any additional contributions to our defined benefit pension plan in 2014 (no contributions for the nine months ended September 30, 2013). For the nine months ended September 30, 2014, we made no contributions to our other postretirement benefit plan; we do not expect to make any contributions to our other postretirement benefit plan in 2014 ($10.8 million for the nine months ended September 30, 2013).

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

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on Minnesota Power’s entitlement to Unit output. Our output entitlement under the Agreement is 50 percent for the remainder of the contract, subject to the provisions of the Minnkota Power sales agreement described below. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of September 30, 2014, Square Butte had total debt outstanding of $404.3 million. Annual debt service for Square Butte is expected to be approximately $44 million in each of the years 2014 through 2018, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through our fuel adjustment clause and include the cost of coal purchased from BNI Coal, under a long-term contract.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2014, was $51.8 million ($51.3 million for the nine months ended September 30, 2013). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $7.9 million during the nine months ended September 30, 2014 ($7.9 million for the nine months ended September 30, 2013). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

In July 2014, Minnesota Power and Manitoba Hydro signed a long-term PPA that provides for Manitoba Hydro to sell up to 133 MW of energy to Minnesota Power for 20 years beginning in 2020. The agreement is subject to MPUC approval and the construction of the GNTL.

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

Construction of Bison 4, a 205 MW wind project in North Dakota which is an addition to our Bison Wind Energy Center, has commenced and is expected to be completed by the end of 2014. The total project investment for Bison 4 is estimated to be approximately $345 million, of which $288 million was spent through September 30, 2014. On January 17, 2014, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to Bison 4. We included Bison 4 as part of our renewable resources rider filing along with the Company’s other renewable projects in a filing on April 29, 2014, which, upon approval, will authorize updated rates to be included on customer bills.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Hydro Operations. In June 2012, record rainfall and flooding occurred near Duluth, Minnesota and surrounding areas. The flooding impacted Minnesota Power’s St. Louis River hydro system, particularly Thomson, which had damage to the forebay canal and flooding at the facility. Minnesota Power worked closely with the appropriate regulatory bodies which oversee the hydro system operations, including dams and reservoirs, to restore Thomson and to rebuild the forebay embankment. The forebay rebuild is complete and Minnesota Power commenced filling the forebay canal on October 9, 2014. Minnesota Power continues restoration and upgrade work at the Thomson facility and anticipates partial generation at Thomson in the fourth quarter of 2014. Work is ongoing towards returning to full generation early in 2015 and improving the spillway capacity at the Thomson dam in 2015. Total project costs are estimated to be approximately $90 million, of which $80 million, net of insurance, was spent through September 30, 2014. A request seeking cost recovery of investments and expenditures related to the restoration and repair of Thomson through our renewable resources rider was filed with the MPUC on July 3, 2014.

Coal, Rail and Shipping Contracts. We have coal supply agreements providing for the purchase of a significant portion of our coal requirements with expiration dates through December 2015. We also have coal transportation agreements in place for the delivery of a significant portion of our coal requirements with expiration dates through December 2015. Currently, Minnesota Power is in discussions regarding the extension of our coal supply and transportation contracts beyond 2015. Our minimum annual payment obligation under these supply and transportation agreements is $9.6 million for the remainder of 2014 and $4.4 million for 2015. Our minimum annual payment obligation will increase when annual nominations are made for coal deliveries in future years. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Rail congestion has negatively impacted customers throughout the Upper Midwest, affecting agriculture, commodity and energy industries. We have experienced delays in coal deliveries resulting in lower coal inventory levels at our generating stations in Northeastern Minnesota. The Company has taken several proactive steps to conserve inventory, protect customers from increased costs and assure continued reliability. These actions have included temporarily curtailing operations at two smaller generating stations, redirecting coal deliveries to our larger generating stations and short-term energy purchases from regional power suppliers. We have filed a notice of fuel supply emergency with the Department of Energy and have notified the Surface Transportation Board of the need for additional deliveries, requesting their assistance. Minnesota Power’s exposure to price risk for purchased power is significantly mitigated by the current ratemaking process and regulatory framework, which allows recovery of fuel costs in excess of those included in base rates.

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

Transmission. We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include the GNTL and the CapX2020 initiative, as well as investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others), and our investment in ATC.

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

Based on projected costs of the three transmission line projects and the allocation agreements among participating utilities, in total Minnesota Power plans to invest between $100 million and $110 million in the CapX2020 initiative through 2015, of which $98 million was spent through September 30, 2014. As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.
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

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a Certificate of Need application was filed with the MPUC with respect to the GNTL. In an order dated January 8, 2014, the MPUC determined the Certificate of Need application was complete and referred the docket to an administrative law judge for a contested case proceeding. On April 15, 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated July 2, 2014, the MPUC determined the route permit application to be complete. Manitoba Hydro must also obtain regulatory and governmental approvals related to new transmission lines and hydroelectric generation development in Canada. Upon receipt of all applicable permits and approvals, construction of the GNTL is anticipated to begin in 2016, and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, depending on the final route of the line. Minnesota Power is expected to have majority ownership of the transmission line.

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota Power reached a settlement with the EPA regarding these NOVs and entered into a Consent Decree which was approved by the U.S. District Court for the District of Minnesota (Court) on September 29, 2014. The Consent Decree covers Minnesota Power’s Boswell, Laskin, Taconite Harbor, and Rapids Energy Centers. The Consent Decree provides for more stringent emissions limits at all affected units, and the option of refueling, retrofits, or retirements at some units. It also includes the addition of 200 megawatts of wind energy. Minnesota Power will also be required to spend $4.2 million on environmental mitigation projects over the next five years. Under the terms of the Consent Decree, Minnesota Power also paid a $1.4 million civil penalty. In the second quarter of 2014, the Company recorded a liability and corresponding expense associated with the environmental mitigation projects. A liability for the civil penalty was recognized in 2013.

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

The Consent Decree further requires that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted to an existing Boswell scrubber. Minnesota Power estimates that if the Units are not retired, capital expenditures could range between $20 million to $40 million. We are evaluating our options with regard to the future course of action at our Boswell Units 1 and 2 facilities to comply with the Consent Decree, as well as future anticipated environmental regulations. We are required to notify the EPA no later than December 31, 2016 whether we will retire, refuel, repower or reroute Boswell Units 1 and 2. We believe that future capital expenditures or costs to retire would likely be eligible for recovery in rates over time subject to regulatory approval in a rate proceeding.

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register in February 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans, and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs, and work practice standards for the remaining categories. Affected sources must be in compliance with the rule by April 2015. States have the authority to grant sources a one-year extension. Minnesota Power was notified by the MPCA that it has approved Minnesota Power’s request for an additional year extending the date of compliance for the Boswell Unit 4 environmental upgrade to April 1, 2016. Compliance at Boswell Unit 4 to address the final MATS rule is expected to result in capital expenditures of approximately $250 million through 2016, of which $120 million was spent through September 30, 2014. Our minimum payment obligation for the environmental upgrade is $103 million for 2014 and $75 million for 2015. Our “EnergyForward” plan, which was approved as part of our 2013 Integrated Resource Plan by the MPUC in an order dated November 12, 2013, also includes the conversion of Laskin Units 1 and 2 to natural gas in 2015, to position the Company for MATS compliance. On January 9, 2014, the MPCA approved Minnesota Power’s application to extend the deadline for Taconite Harbor Unit 3 to comply with MATS to June 1, 2015, in order to align the Unit 3 retirement with MISO’s resource planning year.

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

Minnesota Mercury Emissions Reduction Act. In order to comply with the 2006 Minnesota Mercury Emissions Reduction Act, Minnesota Power must implement a mercury emissions reduction project for Boswell Unit 4 by December 31, 2018. The Boswell Unit 4 environmental upgrade discussed above, which is required to be completed by April 1, 2016 (see Mercury and Air Toxics Standards (MATS) Rule), will fulfill the requirements of the Minnesota Mercury Emissions Reduction Act. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule discussed above. (See Mercury and Air Toxics Standards (MATS) Rule.)

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Ozone NAAQS. The EPA has proposed to more stringently control emissions that result in ground level ozone. In January 2010, the EPA proposed to revise the 2008 eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. The EPA was scheduled to decide upon the 2008 eight-hour ozone standard in July 2011, but has since announced that it is deferring revision of this standard until late 2014 or beyond. Court ordered deadlines are in place mandating that the EPA promulgate a proposed rule by December 1, 2014, and a final rule by October 1, 2015. On August 29, 2014, an EPA Policy Assessment suggested lowering the ozone NAAQS from the existing standard of 75 parts per billion (ppb) to between 60 and 70 ppb; however, this has not been finalized and may be subject to change. Consequently, the costs for complying with the final ozone NAAQS cannot be estimated at this time.

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

In late July 2014, the Fond du Lac Band of Lake Superior Chippewa (Band) announced it petitioned the Environmental Protection Agency (EPA) to redesignate its reservation airshed from Class II to Class I air quality pursuant to Section 164(c) of the Clean Air Act. The Band does not currently possess authority to directly regulate air quality.  Federal Class I air shed status, if granted, would allow the Band to exercise a higher threshold of Clean Air Act protections within the boundaries of the Fond du Lac reservation, including the reservation airshed, near Cloquet, Minnesota. Five other reservations across the U.S. have applied for and received Class I status. Public comment on this petition is scheduled to end on November 10, 2014, at which point it is anticipated the Band will formally submit the request to the EPA.   The timeline for approval, denial, or modification of the request by the EPA is unknown.  The Company has requested additional clarification from the Band and the MPCA on the final regulatory structure and authorities that may arise from a Class I redesignation.  The Company cannot determine the effect of potential Class I status until the Band’s application is granted and its regulations are established, and therefore cannot determine the financial impact, if any, on the Company’s operations.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

Minnesota Power is currently evaluating the CPP as it relates to the State of Minnesota and its potential impact on the Company. Comments to the EPA on the CPP are due in December 2014.

Minnesota has already initiated several measures consistent with those called for under the CAP and CPP. Minnesota Power is implementing its “EnergyForward” strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Regulated Operations - EnergyForward.)

We are unable to predict the GHG emission compliance costs we might incur; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

Minnesota’s Next Generation Energy Act of 2007. On April 14, 2014, a U.S. District Court for the District of Minnesota ruled that part of Minnesota’s Next Generation Energy Act of 2007 violated the Commerce Clause of the U.S. Constitution. The portions of the law which were ruled unconstitutional prohibited the importation of power from a new CO2-producing facility outside of Minnesota and prohibited the entry into new long-term power purchase agreements that would increase CO2 emissions in Minnesota. State officials have appealed the decision.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

Clean Water Act - Aquatic Organisms. In April 2011, the EPA announced proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes, and have a design intake flow of greater than 2 million gallons per day, to limit the number of aquatic organisms that are killed when they are pinned against the facility’s intake structure or that are drawn into the facility’s cooling system. The Section 316(b) rule was published in the Federal Register on August 15, 2014, with an effective date of October 14, 2014. As it stands, the Section 316(b) standards will be implemented through NPDES permits issued to the covered facilities with compliance timing dependent on individual NPDES renewal schedules. We are in the process of assessing the compliance costs and there remains the possibility they could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

Steam Electric Power Generating Effluent Guidelines. In April 2013, the EPA announced proposed revisions to the federal effluent guidelines for steam electric power generating stations under the Clean Water Act. Instead of proposing a single rule, the EPA proposed eight “options,” of which four are “preferred”. The proposed revisions would set limits on the level of toxic materials in wastewater discharged from seven waste streams: flue gas desulfurization wastewater, fly ash transport water, bottom ash transport water, combustion residual leachate, non-chemical metal cleaning wastes, coal gasification wastewater, and wastewater from flue gas mercury control systems. As part of this proposed rulemaking, the EPA is considering imposing rules to address “legacy” wastewater currently residing in ponds as well as rules to impose stringent best management practices for discharges from active coal combustion residual surface impoundments. The EPA’s proposed rulemaking would base effluent limitations on what can be achieved by available technologies. The proposed rule was published in the Federal Register in June 2013, with public comments due in September 2013. The EPA has agreed to issue the final rule by September 30, 2015. Compliance with the final rule, as proposed, would be required no later than July 1, 2022. We are reviewing the proposed rule and evaluating its potential impacts on our operations. We are unable to predict the compliance costs we might incur related to these or other potential future water discharge regulations; however, the costs could be material, including costs associated with retrofits for bottom ash handling, pond dewatering, pond closure, and wastewater treatment and/or reuse. We would seek recovery of any additional costs through cost recovery riders or in a general rate case

Solid and Hazardous Waste. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid and hazardous wastes. We are required to notify the EPA of hazardous waste activity and, consequently, routinely submit the necessary reports to the EPA.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Coal Ash Management Facilities. Minnesota Power generates coal ash at all five of its coal-fired electric generating facilities. Two facilities store ash in onsite impoundments (ash ponds) with engineered liners and containment dikes. Another facility stores dry ash in a landfill with an engineered liner and leachate collection system. Two facilities generate a combined wood and coal ash that is either land applied as an approved beneficial use or trucked to state permitted landfills. In June 2010, the EPA proposed regulations for coal combustion residuals generated by the electric utility sector. The proposal sought comments on three general regulatory schemes for coal ash under Subtitle D of Resource Conservation and Recovery Act (RCRA) (non-hazardous) or Subtitle C of RCRA (hazardous). The EPA is expected to issue a final rule by December 19, 2014. We are unable to predict the compliance costs we might incur; however, the costs could be material. We would seek recovery of any additional costs through cost recovery riders or in a general rate case.

Other Matters.

BNI Coal. As of September 30, 2014, BNI Coal had surety bonds outstanding of $49.5 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Coal has secured a letter of credit for an additional $0.6 million to provide for BNI Coal’s total reclamation liability, which is currently estimated at $49.3 million. BNI Coal does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Clean Energy. In January 2014, ALLETE Clean Energy acquired three wind energy facilities–Lake Benton, Storm Lake and Condon–from AES. All three wind energy facilities have PPAs in place for their entire output, which expire in various years between 2019 and 2032. (See Note 4. Acquisition.)

ALLETE Properties. As of September 30, 2014, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $10.2 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $7.4 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. In March 2005, the Town Center District issued $26.4 million of tax-exempt, 6 percent capital improvement revenue bonds and in May 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent special assessment bonds. The capital improvement revenue bonds and the special assessment bonds are payable over 31 years (by May 1, 2036 and 2037, respectively) and are secured by special assessments on the benefited land. The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district and to mitigate traffic and environmental impacts. The assessments were billed to the landowners beginning in November 2006 for Town Center and November 2007 for Palm Coast Park. To the extent that we still own land at the time of the assessment, we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. At September 30, 2014, we owned 72 percent of the assessable land in the Town Center District (73 percent at December 31, 2013) and 93 percent of the assessable land in the Palm Coast Park District (93 percent at December 31, 2013). At these ownership levels, our annual assessments are approximately $1.4 million for Town Center and $2.1 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

Legal Proceedings.

United Taconite Lawsuit. In January 2011, the Company was named as a defendant in a lawsuit in the Sixth Judicial District for the State of Minnesota by one of our customer’s (United Taconite, LLC) property and business interruption insurers. In October 2006, United Taconite experienced a fire as a result of the failure of certain electrical protective equipment. The equipment at issue in the incident was not owned, designed, or installed by Minnesota Power, but Minnesota Power had provided testing and calibration services related to the equipment. The lawsuit alleged approximately $20 million in damages related to the fire. In response to a Motion for Summary Judgment by Minnesota Power, the Sixth Judicial District for the State of Minnesota dismissed all of plaintiffs’ claims in an August 2013 order. The District Court’s decision was affirmed by the Minnesota Court of Appeals on August 4, 2014. On October 14, 2014, the Minnesota Supreme Court denied further review.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

NOTE 15. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Notice of Potential Clean Air Act Citizen Lawsuit. In July 2013, the Sierra Club submitted to Minnesota Power a notice of intent to file a citizen suit under the Clean Air Act, which it supplemented in March 2014. This notice of intent alleged violations of opacity and other permit requirements at our Boswell, Laskin, and Taconite Harbor energy centers. Minnesota Power intends to vigorously defend any lawsuit that may be filed by the Sierra Club. We are unable to predict the outcome of this matter. Accordingly, an accrual related to any damages that may result from the notice of intent has not been recorded as of September 30, 2014, because a potential loss is not currently probable or reasonably estimable.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2014, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2014, to the nine months ended September 30, 2013.

Net income attributable to ALLETE for the nine months ended September 30, 2014, was $91.9 million, or $2.17 per diluted share, compared to $71.7 million, or $1.81 per diluted share, for the same period of 2013. Net income for 2014 reflected $1.4 million after-tax expense, or $0.03 per share, of acquisition costs for ALLETE Clean Energy’s wind energy facilities acquisition which closed on January 30, 2014. (See Note 4. Acquisition.) In addition, net income for 2014 reflected a $2.5 million after-tax expense, or $0.06 per share, reflecting a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement. (See Note 15. Commitments, Guarantees and Contingencies.) Net income for 2014 reflected higher net income at Minnesota Power. Earnings were also higher due to ALLETE Clean Energy’s wind energy facilities, which were acquired in January 2014. Earnings per share dilution was $0.16 due to additional shares of common stock outstanding as of September 30, 2014.

Regulated Operations net income attributable to ALLETE was $92.6 million for the nine months ended September 30, 2014, compared to $73.0 million for the same period of 2013. Net income for 2014 reflected a $2.5 million after-tax expense, or $0.06 per share, reflecting a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement. Net income for 2014 reflected higher net income at Minnesota Power primarily due to higher cost recovery rider revenue and production tax credits, recognition of a $5.1 million after-tax Minnesota Conservation Improvement Program financial incentive in the third quarter of 2014 ($4.2 million after-tax recognized in the fourth quarter of 2013), and higher power marketing sales as the Square Butte resale agreement to Minnkota Power commenced June 1, 2014. These increases were partially offset by higher depreciation and interest expenses.

Investments and Other net loss attributable to ALLETE was $0.7 million for the nine months ended September 30, 2014, compared to a net loss of $1.3 million for the same period of 2013. The net loss for 2014 reflected $1.4 million after-tax expense, or $0.03 per share, of acquisition costs for ALLETE Clean Energy’s wind energy facilities acquisition. Earnings from ALLETE Clean Energy’s wind energy facilities acquisition were partially offset by gains on sales of investments in 2013. BNI Coal recorded net income of $4.2 million for the nine months ended September 30, 2014 ($4.6 million for the nine months ended September 30, 2013). ALLETE Properties recorded a net loss of $2.2 million for the nine months ended September 30, 2014 (net loss of $3.0 million for the nine months ended September 30, 2013).

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2014 AND 2013

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $29.4 million, or 13 percent, from 2013 primarily due to higher cost recovery rider revenue, recognition of financial incentives under the Minnesota Conservation Improvement Program, and a 4.7 percent increase in kWh sales.

Cost recovery rider revenue increased $11.4 million primarily due to higher capital expenditures related to our Bison projects and our Boswell Unit 4 environmental upgrade.

The Conservation Improvement Program financial incentive of $8.7 million was recognized in the third quarter of 2014 upon approval by the MPUC on July 24, 2014. In 2013, the Conservation Improvement Program financial incentive of $7.1 million was approved by the MPUC on October 15, 2013 and was recognized in the fourth quarter of 2013.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2014 AND 2013 (Continued)
Regulated Operations (Continued)

Revenue from Regulated Operations increased $7.1 million due to a 4.7 percent increase in kWh sales. Sales to our residential and commercial customers decreased 5.8 percent and 2.6 percent, respectively, primarily due to cooler summer temperatures during the third quarter of 2014. Cooling degree days in Duluth, Minnesota were approximately 60 percent lower in the third quarter of 2014 compared to 2013. The decrease in sales to our municipal customers reflects a wholesale customer contract expiration effective December 31, 2013. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and increased 37.3 percent in 2014 due to the commencement of the Minnkota Power sales agreement on June 1, 2014. (See Note 15. Commitments, Guarantees and Contingencies.)

Kilowatt-hours Sold			Quantity	%
Quarter Ended September 30,	2014	2013	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	244	259	(15)	(5.8)%
Commercial	369	379	(10)	(2.6)%
Industrial	1,911	1,894	17	0.9%
Municipals	203	242	(39)	(16.1)%
Total Retail and Municipals	2,727	2,774	(47)	(1.7)%
Other Power Suppliers	751	547	204	37.3%
Total Regulated Utility Kilowatt-hours Sold	3,478	3,321	157	4.7%

Revenue from electric sales to taconite/iron concentrate customers accounted for 23 percent of consolidated operating revenue in 2014 (25 percent in 2013). Revenue from electric sales to paper and pulp mills accounted for 7 percent of consolidated operating revenue in 2014 (8 percent in 2013). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2014 (7 percent in 2013).

Operating expenses increased $9.8 million, or 5 percent, from 2013.

Fuel and Purchased Power Expense increased $8.4 million, or 10 percent, from 2013 primarily due to increased purchased power related to a 4.7 percent increase in kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance Expense increased $0.8 million, or 1 percent, from 2013 due to higher transmission expense offset by lower benefit expense. Transmission expense increased primarily due to higher MISO related expenses. Benefit expense was lower due to higher discount rates in 2014 attributable to our defined benefit pension and other postretirement benefit plans.

Depreciation Expense increased $0.6 million, or 2 percent, from 2013 reflecting additional property, plant and equipment in service.

Interest expense increased $1.4 million, or 13 percent, from 2013 primarily due to higher average long-term debt balances.

Investments and Other

Operating revenue increased $8.5 million, or 35 percent, from 2013 primarily due to a $6.8 million increase in revenue generated at ALLETE Clean Energy due to the acquisition of three wind energy facilities in the first quarter of 2014. Also contributing to the increase was a $2.2 million increase in revenue at ALLETE Properties due to wetland mitigation bank credit and land sales. These increases were partially offset by a decrease in revenue at BNI Coal, which operates under a cost-plus fixed fee contract, as a result of lower expenses in 2014. (See Operating Expense.)

ALLETE, Inc. Third Quarter 2014 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2014 AND 2013 (Continued)
Investments and Other (Continued)

Operating expenses increased $5.7 million, or 22 percent, from 2013 primarily due to higher operating and depreciation expenses of $4.4 million as a result of the ALLETE Clean Energy wind energy facilities acquisition in the first quarter of 2014. Also contributing to the increase were higher expenses of $1.1 million at ALLETE Properties primarily due to increased wetland mitigation bank credit and land sales. These increases were partially offset by decreased expenses at BNI Coal primarily due to lower fuel costs and repair expenses, which are recovered through the cost-plus fixed fee contract. (See Operating Revenue.)

Income Taxes – Consolidated

For the quarter ended September 30, 2014, the effective tax rate was 24.4 percent (25.7 percent for the quarter ended September 30, 2013). The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC-Equity, investment tax credits, production tax credits and depletion. (See Note 11. Income Tax Expense.)

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Operating revenue increased $66.0 million, or 10 percent, from 2013 primarily due to higher cost recovery rider revenue, a 2.8 percent increase in kWh sales, recognition of financial incentives under the Minnesota Conservation Improvement Program, fuel adjustment clause recoveries, transmission revenues, and gas sales.

Cost recovery rider revenue increased $19.8 million primarily due to higher capital expenditures related to our Bison projects and our Boswell Unit 4 environmental upgrade.

Revenue from Regulated Operations increased $19.7 million from 2013 due to a 2.8 percent increase in total kWh sales. The increase was due primarily to a 19.1 percent increase in kWh sales to Other Power Suppliers. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and increased primarily due to the commencement of the Minnkota Power sales agreement on June 1, 2014. (See Note 15. Commitments, Guarantees and Contingencies.) Also contributing to the increase were higher sales to residential and commercial customers primarily due to unseasonably cold temperatures during the first four months of 2014 compared to the same period in 2013. In the first four months of 2014, heating degree days in Duluth, Minnesota were approximately 11 percent higher than the same period in 2013. The decrease in sales to our municipal customers reflects a wholesale customer contract expiration effective December 31, 2013.

Kilowatt-hours Sold			Quantity	%
Nine Months Ended September 30,	2014	2013	Variance	Variance
Millions
Regulated Utility
Retail and Municipals
Residential	891	864	27	3.1%
Commercial	1,097	1,091	6	0.5%
Industrial	5,515	5,508	7	0.1%
Municipals	643	741	(98)	(13.2)%
Total Retail and Municipals	8,146	8,204	(58)	(0.7)%
Other Power Suppliers	2,082	1,748	334	19.1%
Total Regulated Utility Kilowatt-hours Sold	10,228	9,952	276	2.8%

Revenue from electric sales to taconite/iron concentrate customers accounted for 23 percent of consolidated operating revenue in 2014 (25 percent percent in 2013). Revenue from electric sales to paper and pulp mills accounted for 7 percent of consolidated operating revenue in 2014 (8 percent in 2013). Revenue from electric sales to pipelines and other industrials accounted for 6 percent of consolidated operating revenue in 2014 (7 percent in 2013).

ALLETE, Inc. Third Quarter 2014 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Continued)
Regulated Operations (Continued)

The Conservation Improvement Program financial incentive of $8.7 million was recognized in the third quarter of 2014 upon approval by the MPUC on July 24, 2014. In 2013, the Conservation Improvement Program financial incentive of $7.1 million was approved by the MPUC on October 15, 2013, and was recognized in the fourth quarter of 2013.

Fuel adjustment clause recoveries increased $6.6 million due to higher purchased power expense attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Transmission revenue increased $5.9 million from 2013 primarily due to the commencement of recovery of our transmission investment related to the 230 kV transmission system upgrade that was placed into service in March 2013 (See Outlook – Industrial Customers – Nashwauk Public Utilities Commission.) and higher MISO related revenues.

Revenue from gas sales at SWL&P increased $5.5 million as a result of the unseasonably cold weather during the first four months of 2014. (See Operating Expenses - Operating and Maintenance Expense.)

Operating expenses increased $43.1 million, or 8 percent, from 2013.

Fuel and Purchased Power Expense increased $23.0 million, or 9 percent, from 2013 due to an increase in purchased power resulting from higher kWh sales and higher wholesale prices. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Operating and Maintenance Expense increased $15.0 million, or 6 percent, from 2013. In the second quarter of 2014, a $4.2 million expense was recorded to reflect a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement. Operating and maintenance expense was also higher due to higher purchased gas, transmission expense, and property taxes partially offset by lower benefit expense. Purchased gas expense increased due to higher gas sales in 2014; purchased gas expenses are recovered from our customers through a purchased gas adjustment clause. (See Operating Revenue.) Transmission expense increased primarily due to higher MISO related expense. Property tax expense increased as a result of higher taxable plant and rates. Benefit expense was lower due to higher discount rates in 2014 attributable to our defined benefit pension and other postretirement benefit plans.

Depreciation Expense increased $5.1 million, or 6 percent, from 2013 reflecting additional property, plant and equipment in service.

Interest expense increased $3.2 million, or 10 percent, from 2013 primarily due to higher average long-term debt balances.

Other income increased $2.5 million, or 74 percent, from 2013 primarily due to higher AFUDC - Equity.

Investments and Other

Operating revenue increased $29.7 million, or 44 percent, from 2013 primarily due to a $22.6 million increase in revenue generated at ALLETE Clean Energy due to the acquisition of three wind energy facilities in the first quarter of 2014. Also contributing to the increase was a $2.8 million increase in revenue at ALLETE Properties due to wetland mitigation bank credit and land sales. BNI Coal, which operates under a cost-plus fixed fee contract, recorded higher revenue of $2.5 million primarily as a result of higher expenses in 2014. (See Operating Expense.)

Operating expenses increased $22.5 million, or 31 percent, from 2013 primarily due to higher operating and depreciation expenses of $16.1 million as a result of the ALLETE Clean Energy wind energy facilities acquisition in the first quarter of 2014. Also contributing to the increase were higher expenses of $2.6 million at BNI Coal primarily due to higher salaries and repair expenses, which are recovered through the cost-plus fixed fee contract (See Operating Revenue.) and higher expenses at ALLETE Properties relating primarily to increased land sales and wetland mitigation bank credit sales.

Other income decreased $4.0 million from 2013 primarily due to gains on sales of investments in 2013.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Continued)

Income Taxes – Consolidated

For the nine months ended September 30, 2014, the effective tax rate was 22.7 percent (22.1 percent for the nine months ended September 30, 2013). The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to deductions for AFUDC-Equity, investment tax credits, production tax credits and depletion. (See Note 11. Income Tax Expense.)

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

We believe that, over the long-term, less carbon intensive and more sustainable energy sources will play an increasingly important role in our nation’s energy mix. Minnesota Power has developed renewable resources which will be used to meet regulated renewable supply requirements and is adding another 205 MW at the Bison Wind Energy Center. (See Regulated Operations – Renewable Energy.) In addition, in 2011, we established ALLETE Clean Energy, a wholly-owned subsidiary of ALLETE. ALLETE Clean Energy operates independently of Minnesota Power to develop or acquire capital projects aimed at creating energy solutions via wind, solar, biomass, midstream gas and oil infrastructure, among other energy-related projects. In January 2014, ALLETE Clean Energy acquired three wind energy facilities with existing long-term PPAs. ALLETE Clean Energy intends to transact business with electric utilities, cooperatives, municipalities, independent power marketers and large end-users across North America through long-term contracts or other sale arrangements, and will be subject to applicable state and federal regulatory approvals.

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

OUTLOOK (Continued)

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. (See Regulated Operations – EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with legislators and regulators to earn a fair rate of return. We project that Minnesota Power will not earn its allowed rate of return in 2014.

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, the FERC, or the PSCW. See Note 7. Regulatory Matters for discussion of regulatory matters within our Minnesota, FERC, and Wisconsin jurisdictions.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and wood products, and pipeline industries. Approximately 54 percent of our Regulated Utility kWh sales in the nine months ended September 30, 2014 (55 percent in the nine months ended September 30, 2013) were made to our industrial customers in these industries.

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The World Steel Association, an association of approximately 170 steel producers, national and regional steel industry associations, and steel research institutes representing around 85 percent of world steel production, projected U.S. steel consumption in 2014 will be similar to 2013. The American Iron and Steel Institute (AISI), an association of North American steel producers, reported that U.S. raw steel production operated at approximately 77 percent of capacity during the first nine months of 2014 and 2013. Based on these projections, 2014 taconite production levels in Minnesota are expected to be similar to 2013.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource based projects that represent long-term growth potential and load diversity for Minnesota Power. These potential projects are in the ferrous and non-ferrous mining and pipelines and include Essar Steel Minnesota LLC (Essar), PolyMet, Magnetation, LLC, and Enbridge, Inc. We cannot predict the outcome of these projects.

Nashwauk Public Utilities Commission. In April 2014, the Company amended its formula-based wholesale electric sales agreement with the Nashwauk Public Utilities Commission for all of its electric service requirements, extending the term through June 30, 2026. A new Essar taconite facility is currently under construction in the City of Nashwauk, and the Nashwauk Public Utilities Commission also amended and extended its electric service agreement with Essar. Upon completion, this facility would result in approximately 110 MW of additional load for Minnesota Power. In October 2014, Essar announced the completion of project financing and stated that initial pellet production would commence in the second half of 2015. Expansions for additional pellet production, production of direct reduced iron and production of steel slabs are also being considered by Essar for future years.

PolyMet. Minnesota Power has executed a long-term contract with PolyMet, which is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. PolyMet began work on a Supplemental Draft Environmental Impact Statement (SDEIS) in 2010. The SDEIS addressed environmental issues, including those dealing with the land exchange between PolyMet and the U.S. Forest Service (USFS), which is critical to the mine site development. In December 2013, the Minnesota DNR released PolyMet’s SDEIS. The Minnesota Department of Natural Resources has estimated that the SDEIS process could be completed in the first half of 2015. Minnesota Power could begin to supply between 45 MW and 50 MW of load through a 10-year power supply contract period that would begin upon start-up of the mining operations.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Magnetation. Magnetation produces iron ore concentrate from low-grade natural ore tailing basins, already mined stockpiles and newly mined iron formations. Magnetation’s facility near Taconite, Minnesota is fully operational. Construction is underway at their newest concentrate facility near Coleraine, Minnesota, with production expected to commence during the first quarter of 2015. On January 27, 2014, Minnesota Power and Magnetation entered into a new ten-year electric service agreement, which was approved by the MPUC on May 1, 2014, for its facility near Coleraine, Minnesota. This agreement is effective through at least December 31, 2025. In addition, a transmission service extension is required to be constructed by Minnesota Power and is expected to be complete in the fourth quarter of 2014. On June 19, 2014, Minnesota Power received MPUC approval of a transmission route for the service extension, and permits were received on July 2, 2014. Minnesota Power expects to supply approximately 20 MW of power to this new facility, making it a Large Power Customer of Minnesota Power. The new facility is expected to supply iron ore concentrate to Magnetation’s new pellet plant in Reynolds, Indiana, which is designed to produce about 3 million tons of taconite pellets annually for AK Steel. On September 29, 2014, Magnetation announced the Reynolds pellet plant commenced production.

EnergyForward. In January 2013, Minnesota Power announced “EnergyForward”, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind and hydroelectric power, the addition of natural gas as a generation fuel source, and the installation of emissions control technology. Significant elements of the “EnergyForward” plan include:

•	Major wind investments in North Dakota. Our Bison Wind Energy Center has 292 MW of nameplate capacity with an additional 205 MW under construction. (See Renewable Energy.)

•
Planned installation of approximately $300 million in emissions control technology at our Boswell Unit 4 to further reduce emissions of SO2, particulates and mercury. (See Boswell Mercury Emission Reduction Plan.)

•	Planning for the proposed GNTL to deliver hydroelectric power from northern Manitoba by 2020. (See Transmission.)

•	The conversion of Laskin from coal to natural gas in the second quarter of 2015.

•	Retiring Taconite Harbor Unit 3, one of three coal-fired units at Taconite Harbor, in the second quarter of 2015.

Our “EnergyForward” initiatives were included in Minnesota Power’s 2013 Integrated Resource Plan, which was approved by the MPUC in a November 2013 order. (See Integrated Resource Plan.)

Boswell Mercury Emissions Reduction Plan. Minnesota Power is implementing a mercury emissions reduction project for Boswell Unit 4 in order to comply with the Minnesota Mercury Emissions Reduction Act and the Federal MATS rule. In August 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. The plan proposes that Minnesota Power install pollution controls by early 2016 to address both the Minnesota Mercury Emissions Reduction Act requirements and the Federal MATS rule. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule and are estimated to be approximately $250 million, of which $120 million was spent through September 30, 2014. In November 2013, the MPUC issued an order approving the Boswell Unit 4 mercury emissions reduction plan and cost recovery, establishing an environmental improvement rider. Also in November 2013, environmental intervenors filed a petition for reconsideration with the MPUC which was subsequently denied in an order dated January 17, 2014. Intervenors have appealed this order and the Company has filed a response to the appeal. The Minnesota Court of Appeals heard oral argument in September 2014 with a decision expected before the end of 2014. In December 2013, Minnesota Power filed a petition with the MPUC to establish customer billing rates for the approved environmental improvement rider based on actual and estimated investments and expenditures, which was approved in an order dated July 2, 2014.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

Minnesota Power continues to execute its renewable energy strategy through key renewable projects that will ensure we meet the identified state mandate at the lowest cost for customers. We expect 18 percent of the Company’s total retail and municipal energy sales will be supplied by renewable energy sources in 2014.

Wind Energy. Our wind energy facilities consist of the 292 MW Bison Wind Energy Center located in North Dakota and the 25 MW Taconite Ridge Energy Center located in northeastern Minnesota. We also have two long-term wind PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota. We have also commenced construction of Bison 4, a 205 MW wind project in North Dakota, which is an addition to our Bison Wind Energy Center. The total project investment for Bison 4 is estimated to be approximately $345 million, of which $288 million was spent through September 30, 2014. The Bison 4 wind project is expected to be completed by the end of 2014.

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

In July 2014, Minnesota Power and Manitoba Hydro signed a long-term PPA that provides for Manitoba Hydro to sell up to 133 MW of energy to Minnesota Power for 20 years beginning in 2020. The agreement is subject to MPUC approval and the construction of the GNTL.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Hydro Operations. In June 2012, record rainfall and flooding occurred near Duluth, Minnesota and surrounding areas. The flooding impacted Minnesota Power’s St. Louis River hydro system, particularly Thomson, which had damage to the forebay canal and flooding at the facility. Minnesota Power worked closely with the appropriate regulatory bodies which oversee the hydro system operations, including dams and reservoirs, to restore Thomson and to rebuild the forebay embankment. The forebay rebuild is complete and Minnesota Power commenced filing the forebay canal on October 9, 2014. Minnesota Power continues restoration and upgrade work at the Thomson facility and anticipates partial generation at Thomson in the fourth quarter of 2014. Work is ongoing towards returning to full generation early in 2015 and improving the spillway capacity at the Thomson dam in 2015. Total project costs are estimated to be approximately $90 million, of which $80 million, net of insurance, was spent through September 30, 2014. A request seeking cost recovery of investments and expenditures related to the restoration and repair of Thomson through a renewable resources rider was filed with the MPUC on July 3, 2014.

Minnesota Solar Energy Standard. In May 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain industrial customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kilowatts or less. Minnesota Power is in the process of evaluating the potential impact of this legislation on our operations; however, any costs are expected to be recovered in customer rates.

Integrated Resource Plan. In a November 2013 order, the MPUC approved Minnesota Power’s 2013 Integrated Resource Plan which details our “EnergyForward” strategic plan (see EnergyForward) and includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class.

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
Based on projected costs of the three transmission line projects and the allocation agreements among participating utilities, in total, Minnesota Power plans to invest between $100 million and $110 million in the CapX2020 initiative through 2015, of which $98.0 million was spent through September 30, 2014. As future CapX2020 projects are identified, Minnesota Power may elect to participate on a project-by-project basis.
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

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a Certificate of Need application was filed with the MPUC with respect to the GNTL. In an order dated January 8, 2014, the MPUC determined the Certificate of Need application was complete and referred the docket to an administrative law judge for a contested case proceeding. On April 15, 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated July 2, 2014, the MPUC determined the route permit application to be complete. Manitoba Hydro must also obtain regulatory and governmental approvals related to new transmission lines and hydroelectric generation development in Canada. Upon receipt of all applicable permits and approvals, construction is anticipated to begin in 2016, and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, depending on the final route of the line. Minnesota Power is expected to have majority ownership of the transmission line.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Investment in ATC. As of September 30, 2014, our equity investment in ATC was $120.7 million, representing an approximate 8 percent ownership interest. ATC rates are based on a FERC approved 12.2 percent return on common equity dedicated to utility plant. ATC’s 10-year transmission assessment, which covers the years 2014 through 2023, identifies a need for between $3.3 and $3.9 billion in transmission system investments. These investments by ATC are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC. In the first nine months of 2014, we invested $3.1 million in ATC, and on October 30, 2014, we invested an additional $0.8 million. We do not expect to make any additional investments in 2014. (See Note 8. Investment in ATC.)

In November 2013, several customer groups located within the MISO service area filed a complaint with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15 percent. ATC's current authorized return on equity is 12.2 percent. Any change to ATC's return on equity and capital structure could result in lower equity earnings in ATC and dividends from ATC in the future. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million on an after-tax basis.
Investments and Other.

BNI Coal. BNI Coal anticipates selling approximately 4.0 million tons of coal in 2014 (3.7 million tons were sold in 2013) and has sold 2.8 million tons through September 30, 2014 (2.9 million tons were sold as of September 30, 2013). BNI Coal operates under cost-plus fixed fee agreements. On April 22, 2014, BNI Coal extended these agreements through December 31, 2037.

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

ALLETE, Inc. Third Quarter 2014 Form 10-Q

OUTLOOK (Continued)
Investments and Other (Continued)

		Residential	Non-residential
Summary of Development Projects (100% Owned)	Acres (a)	Units (b)	Sq. Ft. (b, c)
Current Development Projects
Town Center	958	2,412	2,236,700
Palm Coast Park	3,777	3,554	3,096,800
Total Current Development Projects	4,735	5,966	5,333,500

Planned Development Project
Ormond Crossings	2,914	2,950	3,215,000
Other
Lake Swamp Wetland Mitigation Project	3,044	(d)	(d)
Total of Development Projects	10,693	8,916	8,548,500

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands.

(b)	Units and square footage are estimated. Density at build out may differ from these estimates.

(c)	Depending on the project, non-residential includes retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional.

(d)
The Lake Swamp wetland mitigation bank is a permitted, regionally significant wetlands mitigation bank. Wetland mitigation credits will be used at Ormond Crossings and are available-for-sale to developers of other projects that are located in the bank’s service area.

In addition to the three development projects and the mitigation bank, ALLETE Properties has 1,710 acres of other land available-for-sale.

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2014. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, renewable tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income from operations before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations and configuration changes, tax planning initiatives and resolution of prior years’ tax matters. Due primarily to increased federal production tax credits as a result of wind generation, we expect our effective tax rate to be approximately 23 percent for 2014. We also expect that our effective tax rate will be lower than the statutory rate over the next ten years due to production tax credits attributable to our wind generation. (See Note 11. Income Tax Expense.)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2014, we had cash and cash equivalents of $150.5 million, $400 million in available consolidated lines of credit and a debt-to-capital ratio of 47 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2014%		December 31, 2013%
Millions
ALLETE Equity	$1,529.2	53	$1,342.9	55
Non-Controlling Interest	1.5	—	—	—
Long-Term Debt (Including Current Maturities)	1,374.5	47	1,110.2	45
Short-Term Debt	2.7	—	—	—
	$2,907.9	100	$2,453.1	100

ALLETE, Inc. Third Quarter 2014 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2014	2013
Millions
Cash and Cash Equivalents at Beginning of Period	$97.3	$80.8
Cash Flows from (used for)
Operating Activities	212.1	188.9
Investing Activities	(458.5)	(195.0)
Financing Activities	299.6	89.8
Change in Cash and Cash Equivalents	53.2	83.7
Cash and Cash Equivalents at End of Period	$150.5	$164.5

Operating Activities. Cash from operating activities was $212.1 million for the nine months ended September 30, 2014 ($188.9 million for the nine months ended September 30, 2013). Cash from operating activities was higher in 2014 primarily due to cash contributions of $10.8 million in 2013 to other postretirement benefit plans and higher receipts on accounts receivable, which were partially offset by increased fuel inventory purchases.

Investing Activities. Cash used for investing activities was $458.5 million for the nine months ended September 30, 2014 ($195.0 million for the nine months ended September 30, 2013). The increase in cash used for investing activities was primarily due to higher capital expenditures in 2014, and the ALLETE Clean Energy wind energy facilities acquisition in January 2014, partially offset by a transfer of cash included in Other Investments to Cash and Cash Equivalents.

Financing Activities. Cash from financing activities was $299.6 million for the nine months ended September 30, 2014 ($89.8 million for the nine months ended September 30, 2013). The increase in cash from financing activities was primarily due to proceeds from the issuance of long-term debt throughout 2014 and the issuance of common stock in 2014, partially offset by the redemption of $111.0 million pollution control bonds in July 2014.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit or the sale of securities or commercial paper. As of September 30, 2014, we had available consolidated bank lines of credit aggregating $400.3 million ($399.5 million available as of September 30, 2013), the majority of which expire in November 2018. In addition, as of September 30, 2014, we had 2.2 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, 2.6 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. and 1.4 million original issue shares of common stock available for issuance under a forward sale agreement. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in February 2008, as amended most recently in May 2014, with respect to the issuance and sale of up to an aggregate of 9.6 million shares of our common stock, without par value, of which 2.6 million remain available for issuance. For the nine months ended September 30, 2014, 0.6 million shares of common stock were issued under this agreement, resulting in net proceeds of $26.9 million (0.7 million shares were issued for the nine months ended September 30, 2013, resulting in net proceeds of $35.6 million). The shares sold in 2013 through August 1, 2013, were offered and sold pursuant to Registration Statement No. 333-170289. On August 2, 2013, we filed Registration Statement No. 333-190335, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the nine months ended September 30, 2014, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $16.8 million (0.6 million shares were issued for net proceeds of $27.7 million during the nine months ended September 30, 2013). These shares of common stock were registered under Registration Statement Nos. 333-188315, 333-183051 and 333-162890.

On January 10, 2014, ALLETE contributed 0.4 million shares of ALLETE common stock to its pension plan. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933 and had an aggregate value of $19.5 million when contributed.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On February 26, 2014, ALLETE entered into a confirmation of forward sale agreement (Agreement) with a forward counterparty in connection with a public offering of 2.8 million shares of ALLETE common stock. Pursuant to the Agreement, the forward counterparty (or its affiliate) borrowed 2.8 million shares of ALLETE common stock from third parties and sold them to the underwriters. ALLETE has right to elect physical, cash or net share settlement under the forward sales agreement, for all or a portion of its obligations under the Agreement. In the event that ALLETE elects physical settlement of the Agreement, it will deliver shares of its common stock in exchange for cash proceeds at the then-applicable forward sale price. The forward sale price is initially $48.01 per share, subject to adjustment as provided in the Agreement. The Agreement provides for settlement at any time on or prior to March 1, 2015. ALLETE expects to physically settle the Agreement in its entirety by delivering 2.8 million shares of its common stock. As of September 30, 2014, ALLETE has physically settled a portion of its obligations under the Agreement by having delivered approximately 1.4 million shares of common stock on September 5, 2014 in exchange for cash proceeds of $65.0 million.

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

During the first nine months of 2014, we issued $375.0 million of ALLETE first mortgage bonds (Bonds) in the private placement market in seven series. The Company intends to use the proceeds from the sale of the Bonds to refinance debt, fund utility capital expenditures and/or for general corporate purposes. (See Note 9. Short-Term and Long-Term Debt.)

On July 1, 2014, we redeemed $111.0 million of pollution control bonds, at par, which were due on July 1, 2022.

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

Off-Balance Sheet Arrangements.

Off-balance sheet arrangements are summarized in our 2013 Form 10-K, with additional disclosure in Note 15. Commitments, Guarantees and Contingencies.

Capital Requirements.

Our capital expenditures for 2014 are expected to be approximately $640 million. For the nine months ended September 30, 2014, capital expenditures totaled $467.6 million ($186.4 million for the nine months ended September 30, 2013). The expenditures were primarily made in the Regulated Operations segment.

Our 2014 projected capital expenditures include significant investments in environmental upgrades (see Outlook – Boswell Mercury Emissions Reduction Plan) and renewable energy. (See Outlook – Renewable Energy – Wind Energy.) Our 2014 capital expenditures are expected to be incurred ratably over the four quarters of 2014. We are well positioned to meet our financing needs due to adequate operating cash flows, available additional working capital, and access to capital markets. We will finance capital expenditures from a combination of internally generated funds and debt and equity issuance proceeds. We intend to maintain a capital structure with capital ratios near current levels. (See Liquidity and Capital Resources – Capital Structure.)

ALLETE, Inc. Third Quarter 2014 Form 10-Q

OTHER

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

Employees.

Minnesota Power and SWL&P have an aggregate of 597 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Coal has 172 employees, of which 126 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. At September 30, 2014, our available-for-sale securities portfolio consisted primarily of securities established to fund certain employee benefits. (See Note 3. Investments.)

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at September 30, 2014, and assuming no other changes to our financial structure, an increase of 100 basis points in interest rates would impact the amount of pretax interest expense by $0.6 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2014.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2014, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is undergoing a project with the objective of improving customer information systems. The focus of the project is the upgrade and addition of certain customer information applications; these changes are not the result of any identified deficiencies in our internal control over financial reporting. The Company expects the project to result in greater efficiencies and enhance the processes used by employees to track power consumption, invoice customers, process payments, and analyze data. Implementation is expected in the first half of 2015.

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

United Taconite Lawsuit. In January 2011, the Company was named as a defendant in a lawsuit in the Sixth Judicial District for the State of Minnesota by one of our customer’s (United Taconite, LLC) property and business interruption insurers. In October 2006, United Taconite experienced a fire as a result of the failure of certain electrical protective equipment. The equipment at issue in the incident was not owned, designed, or installed by Minnesota Power, but Minnesota Power had provided testing and calibration services related to the equipment. The lawsuit alleged approximately $20 million in damages related to the fire. In response to a Motion for Summary Judgment by Minnesota Power, the Sixth Judicial District for the State of Minnesota dismissed all of plaintiffs’ claims in an August 2013 order. The District Court’s decision was affirmed by the Minnesota Court of Appeals on August 4, 2014. On October 14, 2014, the Minnesota Supreme Court denied further review.

Notice of Potential Clean Air Act Citizen Lawsuit. In July 2013, the Sierra Club submitted to Minnesota Power a notice of intent to file a citizen suit under the Clean Air Act, which it supplemented in March 2014. This notice of intent alleged violations of opacity and other permit requirements at our Boswell, Laskin, and Taconite Harbor energy centers. Minnesota Power intends to vigorously defend any lawsuit that may be filed by the Sierra Club. We are unable to predict the outcome of this matter. Accordingly, an accrual related to any damages that may result from the notice of intent has not been recorded as of September 30, 2014, because a potential loss is not currently probable or reasonably estimable.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A Risk Factors of our 2013 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ALLETE, Inc. Third Quarter 2014 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number
4	Thirty-seventh Supplemental Indenture, dated as of September 1, 2014, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Philip L. Watson, as co-trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety
99
ALLETE News Release dated November 3, 2014, announcing 2014 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. Third Quarter 2014 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 3, 2014	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Senior Vice President and Chief Financial Officer

November 3, 2014	/s/ Steven W. Morris
Steven W. Morris
Controller

ALLETE, Inc. Third Quarter 2014 Form 10-Q