Form 10-Q
period 2015-09-30
ALLETE INC
filed 2015-11-03
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

or

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

Common Stock, without par value,
48,965,562 shares outstanding
as of September 30, 2015

ALLETE, Inc. Third Quarter 2015 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings (formerly Rainy River Energy Corporation - Wisconsin)
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Coal	BNI Coal, Ltd.
Boswell	Boswell Energy Center
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
Enbridge	Enbridge, Inc.
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
LIBOR	London Interbank Offered Rate
MACT	Maximum Achievable Control Technology
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Mesabi Nugget	Mesabi Nugget Delaware, LLC
Mining Resources	Mining Resources, LLC
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

Abbreviation or Acronym	Term
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NOL	Net Operating Loss
Non-residential	Retail commercial, non-retail commercial, office, industrial, warehouse, storage and institutional
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PolyMet	PolyMet Mining Corp.
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
Steel Dynamics	Steel Dynamics, Inc.
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Thomson	Thomson Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
TransAlta	TransAlta Energy Marketing (U.S.) Inc.
U.S.	United States of America
U.S. Water Services	U.S. Water Services, Inc.
USS Corporation	United States Steel Corporation

ALLETE, Inc. Third Quarter 2015 Form 10-Q

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

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part 1, Item 1A, under the heading “Risk Factors” beginning on page 29 of the Form 10-K for the year ended December 31, 2014, and in “Item 1A. Risk Factors” in this Form 10-Q on page 64. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can we assess the impact of each of these factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect our business.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	September 30, 2015	December 31, 2014

Assets
Current Assets
Cash and Cash Equivalents	$103.0	$145.8
Accounts Receivable (Less Allowance of $1.3 and $1.1)	110.7	103.0
Inventories	119.1	80.5
Prepayments and Other	42.5	82.0
Deferred Income Taxes	28.0	7.5
Total Current Assets	403.3	418.8
Property, Plant and Equipment – Net	3,639.1	3,284.8
Regulatory Assets	353.3	357.3
Investment in ATC	126.0	121.1
Other Investments	113.5	114.4
Goodwill and Intangible Assets – Net	212.9	4.8
Other Non-Current Assets	83.7	59.6
Total Assets	$4,931.8	$4,360.8
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$125.0	$134.1
Accrued Taxes	34.8	38.7
Accrued Interest	14.5	18.0
Long-Term Debt Due Within One Year	49.1	100.7
Notes Payable	—	3.7
Other	94.3	120.8
Total Current Liabilities	317.7	416.0
Long-Term Debt	1,549.0	1,272.8
Deferred Income Taxes	593.6	510.7
Regulatory Liabilities	105.8	94.2
Defined Benefit Pension and Other Postretirement Benefit Plans	189.6	190.9
Other Non-Current Liabilities	352.7	265.0
Total Liabilities	3,108.4	2,749.6
Commitments, Guarantees and Contingencies (Note 15)
Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 49.0 and 45.9 Shares Outstanding	1,264.9	1,107.6
Unearned ESOP Shares	(1.4)	(7.2)
Accumulated Other Comprehensive Loss	(20.6)	(21.1)
Retained Earnings	578.8	530.1
Total ALLETE Equity	1,821.7	1,609.4
Non-Controlling Interest in Subsidiaries	1.7	1.8
Total Equity	1,823.4	1,611.2
Total Liabilities and Equity	$4,931.8	$4,360.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating Revenue	$462.5	$288.9	$1,105.8	$846.1
Operating Expenses
Fuel and Purchased Power	76.8	88.9	242.9	268.7
Transmission Services	13.9	11.9	40.1	33.2
Cost of Sales	149.8	16.8	233.3	59.2
Operating and Maintenance	81.3	65.7	246.4	214.3
Depreciation and Amortization	43.2	33.4	123.5	99.5
Taxes Other than Income Taxes	12.3	11.4	38.5	33.9
Total Operating Expenses	377.3	228.1	924.7	708.8
Operating Income	85.2	60.8	181.1	137.3
Other Income (Expense)
Interest Expense	(17.7)	(13.2)	(49.0)	(39.5)
Equity Earnings in ATC	5.5	5.3	14.1	15.6
Other	1.7	2.1	3.5	6.0
Total Other Expense	(10.5)	(5.8)	(31.4)	(17.9)
Income Before Non-Controlling Interest and Income Taxes	74.7	55.0	149.7	119.4
Income Tax Expense	14.4	13.4	27.0	27.1
Net Income	60.3	41.6	122.7	92.3
Less: Non-Controlling Interest in Subsidiaries	(0.1)	—	(0.1)	0.4
Net Income Attributable to ALLETE	$60.4	$41.6	$122.8	$91.9
Average Shares of Common Stock
Basic	48.8	42.9	48.0	42.1
Diluted	48.9	42.9	48.1	42.3
Basic Earnings Per Share of Common Stock	$1.24	$0.97	$2.56	$2.18
Diluted Earnings Per Share of Common Stock	$1.23	$0.97	$2.55	$2.17
Dividends Per Share of Common Stock	$0.505	$0.49	$1.515	$1.47
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Millions – Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$60.3	$41.6	$122.7	$92.3
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Taxes of $(0.4), $–, $(0.3), and $0.1	(0.7)	(0.1)	(0.6)	0.1
Unrealized Gain on Derivatives
Net of Income Taxes of $–, $–, $0.1, and $0.1	—	0.1	0.1	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Taxes of $0.3, $0.2, $0.7, and $0.6	0.3	0.2	1.0	0.8
Total Other Comprehensive Income (Loss)	(0.4)	0.2	0.5	1.0
Total Comprehensive Income	59.9	41.8	123.2	93.3
Less: Non-Controlling Interest in Subsidiaries	(0.1)	—	(0.1)	0.4
Comprehensive Income Attributable to ALLETE	$60.0	$41.8	$123.3	$92.9
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Nine Months Ended
	September 30,
	2015	2014

Operating Activities
Net Income	$122.7	$92.3
Allowance for Funds Used During Construction – Equity	(2.6)	(5.9)
Income from Equity Investments – Net of Dividends	(3.7)	(3.0)
Gain on Sales of Investments and Property, Plant and Equipment	(0.2)	(0.2)
Depreciation Expense	120.7	99.5
Amortization of Power Purchase Agreements	(17.1)	(9.0)
Amortization of Other Intangible Assets and Other Assets	5.0	0.8
Deferred Income Tax Expense	26.5	25.2
Share-Based Compensation Expense	2.1	1.7
ESOP Compensation Expense	7.3	6.7
Defined Benefit Pension and Postretirement Benefit Expense	11.5	9.6
Bad Debt Expense	0.8	1.1
Changes in Operating Assets and Liabilities
Accounts Receivable	11.6	16.9
Inventories	(24.1)	(9.2)
Prepayments and Other	(0.4)	8.8
Accounts Payable	—	(1.2)
Other Current Liabilities	(0.8)	(12.8)
Changes in Regulatory and Other Non-Current Assets	(6.2)	(13.0)
Changes in Regulatory and Other Non-Current Liabilities	1.5	3.8
Cash from Operating Activities	254.6	212.1
Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.7	3.3
Payments for Purchase of Available-for-sale Securities	(1.1)	(4.3)
Acquisitions of Subsidiaries – Net of Cash Acquired	(324.8)	(23.1)
Investment in ATC	(1.2)	(3.1)
Changes to Other Investments	—	31.1
Additions to Property, Plant and Equipment	(208.2)	(467.8)
Cash in Escrow for Acquisition	—	5.4
Proceeds from Sale of Property, Plant and Equipment	0.3	—
Cash for Investing Activities	(534.3)	(458.5)
Financing Activities
Proceeds from Issuance of Common Stock	155.2	128.9
Proceeds from Issuance of Long-Term Debt	240.0	375.0
Changes in Restricted Cash	2.2	(1.4)
Changes in Notes Payable	(3.7)	2.7
Repayments of Long-Term Debt	(81.8)	(134.1)
Acquisition of Non-Controlling Interest	—	(6.0)
Debt Issuance Costs	(1.0)	(3.1)
Dividends on Common Stock	(74.0)	(62.4)
Cash from Financing Activities	236.9	299.6
Change in Cash and Cash Equivalents	(42.8)	53.2
Cash and Cash Equivalents at Beginning of Period	145.8	97.3
Cash and Cash Equivalents at End of Period	$103.0	$150.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2014, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2015. For further information, refer to the Consolidated Financial Statements and notes included in our 2014 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. As a result of recent acquisitions, certain financial statement captions have been added and we have reclassified certain prior-period amounts on our Consolidated Balance Sheet and Consolidated Statement of Income to conform to the presentation for the current period.

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

Consolidated Statement of Income. In conformity with the current presentation of Cost of Sales on the Consolidated Statement of Income, we have reclassified $16.8 million from Operating and Maintenance expenses to Cost of Sales for the quarter ended September 30, 2014, and $59.2 million for the nine months ended September 30, 2014. Cost of Sales includes purchased gas at SWL&P, expenses incurred to deliver coal at BNI Coal, and the cost of land and other sales at ALLETE Properties. Cost of Sales also includes costs associated with the manufacture and delivery of inventories at U.S. Water Services, our integrated water management company which was acquired on February 10, 2015. (See Note 4. Acquisitions.) In addition to the presentation of Cost of Sales, we have created new captions on the Consolidated Statement of Income to provide additional detail for Transmission Services and Taxes Other than Income Taxes. Transmission Services are MISO-related costs incurred for the transmission of electricity. In conformity with the current presentation, we have reclassified from Operating and Maintenance expenses $11.9 million of Transmission Services and $11.4 million of Taxes Other than Income Taxes for the quarter ended September 30, 2014, and $33.2 million of Transmission Services and $33.9 million of Taxes Other than Income Taxes for the nine months ended September 30, 2014. There was no impact to Operating Income, Net Income, or Net Income Attributable to ALLETE as a result of these reclassifications.

Inventories. Inventories are stated at the lower of cost or market. Amounts removed from inventories in our Regulated Operations and ALLETE Clean Energy segments are recorded on an average cost basis. Amounts removed from inventories in our U.S. Water Services and Corporate and Other segments are recorded on an average cost, first-in, first-out or specific identification basis.

Inventories	September 30, 2015	December 31, 2014
Millions
Fuel	$54.0	$29.0
Materials and Supplies	52.6	51.5
Raw Materials	3.1	—
Work in Progress	0.7	—
Finished Goods	8.9	—
Reserve for Obsolescence	(0.2)	—
Total Inventories	$119.1	$80.5

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepayments and Other Current Assets	September 30, 2015	December 31, 2014
Millions
Deferred Fuel Adjustment Clause	$16.3	$16.3
Construction Costs for Development Project (a)	—	48.2
Restricted Cash (b)	8.1	2.7
Other	18.1	14.8
Total Prepayments and Other Current Assets	$42.5	$82.0

(a)
Construction Costs for Development Project relate to ALLETE Clean Energy’s project to develop and construct a wind energy facility in 2015. Beginning in the second quarter of 2015, these costs have been net against contract billings. (See Billings in Excess of Costs and Estimated Earnings in Other Current Liabilities table and Note 4. Acquisitions.)

(b)
Restricted Cash related to ALLETE Clean Energy’s wind energy facilities’ operating expense and capital distribution reserve requirements, and cash pledged as collateral by U.S. Water Services for stand-by letters of credit.

Goodwill and Intangible Assets.

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets of acquired businesses. In accordance with GAAP, goodwill is not amortized. To align with the annual budgeting and forecasting process, goodwill is assessed annually in the fourth quarter for impairment and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is generally determined using a discounted cash flow analysis.

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements and trademarks and trade names. Intangible assets with definite lives consist of customer relationships, patents and non-compete agreements, which are amortized on a straight-line or accelerated basis with estimated useful lives ranging from approximately 3 years to approximately 22 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets consist of trademarks and trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Other Non-Current Assets.

Restricted Cash. Included in Other Non-Current Assets on the Consolidated Balance Sheet was restricted cash of $11.9 million and $5.3 million as of September 30, 2015, and December 31, 2014, respectively, related primarily to ALLETE Clean Energy’s wind energy facilities’ major maintenance, debt service, and other reserve requirements.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities	September 30, 2015	December 31, 2014
Millions
Customer Deposits	$17.6	$19.7
Power Purchase Agreements (a)	23.8	19.4
Construction Deposits Received for Development Project (b)	—	54.3
Billings in Excess of Costs and Estimated Earnings (c)	8.8	—
Other	44.1	27.4
Total Other Current Liabilities	$94.3	$120.8

(a)	Power Purchase Agreements were acquired in conjunction with ALLETE Clean Energy’s wind energy facilities acquisitions. (See Note 4. Acquisitions.)

(b)
Construction Deposits Received for Development Project relate to ALLETE Clean Energy’s project to develop and construct a wind energy facility in 2015. Beginning in the second quarter of 2015, these deposits have been net against contract costs and estimated gross profit. (See Billings in Excess of Costs and Estimated Earnings below and Note 4. Acquisitions.)

(c)
Billings in Excess of Costs and Estimated Earnings represents the excess of contract billings over the construction costs incurred and estimated earnings recognized. In the second quarter of 2015, the NDPSC approved the sale agreement ALLETE Clean Energy has with Montana-Dakota Utilities to develop, construct, and sell a wind energy facility in 2015. (See Note 4. Acquisitions.)

Other Non-Current Liabilities	September 30, 2015	December 31, 2014
Millions
Asset Retirement Obligation	$126.3	$109.2
Power Purchase Agreements (a)	143.9	110.7
Contingent Consideration (b)	37.4	—
Other	45.1	45.1
Total Other Non-Current Liabilities	$352.7	$265.0

(a)	Power Purchase Agreements were acquired in conjunction with ALLETE Clean Energy’s wind energy facilities acquisitions. (See Note 4. Acquisitions.)

(b)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 4. Acquisitions and Note 6. Fair Value.)

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2015	2014
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$46.6	$39.4
Cash Paid During the Period for Income Taxes	$0.1	$2.8
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(26.8)	$(6.5)
Capitalized Asset Retirement Costs	$7.8	$0.6
AFUDC–Equity	$2.6	$5.9
ALLETE Common Stock Contributed to the Pension Plan	—	$19.5
Contingent Consideration	$35.7	—

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of the financial statements issuance.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

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

Presentation of Debt Issuance Costs. In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented on the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on our Consolidated Financial Statements.

Simplifying the Measurement of Inventory. In July 2015, the FASB issued an accounting standard which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This accounting guidance is effective for the Company beginning in the first quarter of 2017; early adoption is permitted. The adoption of this update is not expected to have a material impact on our Consolidated Financial Statements.

NOTE 2.  BUSINESS SEGMENTS

During the quarter ended September 30, 2015, management updated our reportable segment presentation to reflect the manner in which we operate, assess, and allocate resources after our recent acquisitions. We will now present three reportable segments, Regulated Operations, ALLETE Clean Energy, and U.S. Water Services. Prior period amounts have been revised to conform with the current business segment presentation.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ALLETE Clean Energy is our business aimed at acquiring or developing capital projects that create energy solutions by way of wind, solar, biomass, hydro, natural gas, shale resources, clean coal technology and other emerging energy innovations. U.S. Water Services is our integrated water management company which was acquired on February 10, 2015. The ALLETE Clean Energy and U.S. Water Services reportable segments comprise our Energy Infrastructure and Related Services businesses. We also present Corporate and Other which includes two operating segments, BNI Coal, our coal mining operations in North Dakota, and ALLETE Properties, our Florida real estate investment, along with other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 5,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 2.  BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Millions
Operating Revenue
Regulated Operations	$250.2	$255.8	$743.0	$749.6

Energy Infrastructure and Related Services
ALLETE Clean Energy	151.1	6.8	197.5	22.6
U.S. Water Services	36.1	—	86.0	—

Corporate and Other	25.1	26.3	79.3	73.9
Total Operating Revenue	$462.5	$288.9	$1,105.8	$846.1
Net Income (Loss) Attributable to ALLETE
Regulated Operations (a)	$43.8	$40.9	$108.1	$91.6

Energy Infrastructure and Related Services
ALLETE Clean Energy	13.2	0.5	18.7	1.2
U.S. Water Services	1.0	—	1.5	—

Corporate and Other (a)	2.4	0.2	(5.5)	(0.9)
Total Net Income Attributable to ALLETE	$60.4	$41.6	$122.8	$91.9

(a)
During the third quarter of 2015, the Company entered into an intercompany loan agreement, and allocated long-term debt to ALLETE Transmission Holdings, which owns approximately 8 percent of ATC, to better reflect the capital requirements of ALLETE Transmission Holdings and our investment in ATC. ALLETE Transmission Holdings recognized interest expense of approximately $0.3 million after-tax in the third quarter of 2015 which is reflected in our Regulated Operations segment. Our Corporate and Other segment recognized interest income of the same amount. The amounts are eliminated in consolidation. Prior period segment results have been revised to conform to the current presentation as if the intercompany loan existed as of January 1, 2014.

As of September 30,	2015	2014
Millions
Assets
Regulated Operations	$3,836.3	$3,519.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	565.7	184.4
U.S. Water Services	257.8	—

Corporate and Other	272.0	363.6
Total Assets	$4,931.8	$4,067.9

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 3.  INVESTMENTS

Investments. At September 30, 2015, our investment portfolio included the real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans, and other assets consisting primarily of land in Minnesota.

Other Investments	September 30, 2015	December 31, 2014
Millions
ALLETE Properties	$88.3	$88.2
Available-for-sale Securities (a)	18.5	18.9
Cash Equivalents	2.6	2.9
Other	4.1	4.4
Total Other Investments	$113.5	$114.4

(a)
As of September 30, 2015, the aggregate amount of available-for-sale corporate debt securities maturing in one year or less was $0.2 million, in one year to less than three years was $1.6 million, in three years to less than five years was $3.0 million, and in five or more years was $6.4 million.

ALLETE Properties.

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairments were recorded for the quarter and nine months ended September 30, 2015 (none for the year ended December 31, 2014).

Available-For-Sale Securities
Millions		Gross Unrealized
	Cost	Gain	Loss	Fair Value
September 30, 2015	$20.1	$0.1	$1.7	$18.5
December 31, 2014	$19.6	$0.2	$0.9	$18.9

		Net	Gross Realized
		Proceeds	Gain	Loss
Quarter Ended September 30,
2015		—	—	—
2014		$0.6	—	—
Nine Months Ended September 30,
2015		$0.7	$0.1	—
2014		$3.3	$0.2	—

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 4.  ACQUISITIONS

The acquisitions below are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its core regulated utility, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the nine months ended September 30, 2015, and year ended December 31, 2014.

2015 Activity.

U.S. Water Services. On February 10, 2015, ALLETE acquired U.S. Water Services. Total consideration for the transaction was $202.3 million, which included payment of $166.6 million in cash and an estimated fair value of earnings-based contingent consideration of $35.7 million to be paid through 2019. The contingent consideration is presented within Other Non-Current Liabilities on the Consolidated Balance Sheet. The Consolidated Statement of Income reflects 100 percent of the results of operations for U.S. Water Services since the acquisition date as the Company has acquired 100 percent of U.S. Water Services. U.S. Water Services, an integrated industrial water management company headquartered in St. Michael, Minnesota, provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services helps customers achieve efficient and sustainable use of their water and energy systems, is a leading provider to the biofuels industry, and has a growing presence in the power generation and midstream oil and gas industries.

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

Millions
Assets Acquired
Cash and Cash Equivalents	$0.9
Accounts Receivable	16.8
Inventories (a)	13.4
Other Current Assets (b)	5.3
Property, Plant and Equipment	10.6
Goodwill (c)	127.7
Intangible Assets (d)	83.0
Other Non-Current Assets	0.2
Total Assets Acquired	$257.9
Liabilities Assumed
Current Liabilities	$19.2
Non-Current Liabilities	36.4
Total Liabilities Assumed	$55.6
Net Identifiable Assets Acquired	$202.3

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

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 4.  ACQUISITIONS (Continued)
2015 Activity (Continued)

Chanarambie/Viking. On April 15, 2015, ALLETE Clean Energy acquired wind energy facilities in southern Minnesota (Chanarambie/Viking) from EDF Renewable Energy, Inc. for $48.0 million.

The facilities have 97.5 MW of generating capability and are located near ALLETE Clean Energy’s Lake Benton facility. The wind energy facilities began commercial operations in 2003 and have PPAs in place for their entire output, which expire in 2018 (12 MW) and 2023 (85.5 MW).

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. In connection with finalizing purchase price accounting, the Company recorded minor adjustments during the third quarter of 2015 to certain assets and liabilities, which are reflected in the table below. The result of these adjustments had no impact on the results of operations for the nine months ended September 30, 2015. Fair value measurements were valued primarily using the discounted cash flow method.

Millions
Assets Acquired
Current Assets	$4.8
Property, Plant and Equipment	103.0
Other Non-Current Assets (a)	1.0
Total Assets Acquired	$108.8
Liabilities Assumed
Current Liabilities (b)	$6.7
Power Purchase Agreements	49.0
Non-Current Liabilities	5.1
Total Liabilities Assumed	$60.8
Net Identifiable Assets Acquired	$48.0

(a)	Included in Other Non-Current Assets was $0.3 million of goodwill; for tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Current Liabilities included $5.9 million related to the current portion of Power Purchase Agreements.

Acquisition-related costs of $0.2 million after-tax were expensed as incurred during the first six months of 2015, and were recorded in Operating and Maintenance on the Consolidated Statement of Income.

Armenia Mountain. On July 1, 2015, ALLETE Clean Energy acquired 100 percent of a wind energy facility located near Troy, Pennsylvania (Armenia Mountain) from The AES Corporation (AES) and a minority shareholder for $111.1 million, plus the assumption of existing debt.

The facility has 100.5 MW of generating capability, began commercial operations in 2009, and has PPAs in place for its entire output, which expire in 2024.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to judgment and the preliminary estimated fair value of the assets acquired and the liabilities assumed may be adjusted when the valuation analysis is completed in subsequent periods. Preliminary estimates subject to adjustment in subsequent periods relate primarily to property, plant and equipment, working capital and PPAs; subsequent adjustments could impact the amount of goodwill recorded. Fair value measurements were valued primarily using the discounted cash flow method.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 4.  ACQUISITIONS (Continued)
2015 Activity (Continued)

Millions
Assets Acquired
Current Assets (a)	$9.0
Property, Plant and Equipment	156.7
Other Non-Current Assets (b)	14.4
Total Assets Acquired	$180.1
Liabilities Assumed
Current Liabilities	$3.4
Long-Term Debt Due Within One Year	5.9
Long-Term Debt	55.0
Other Non-Current Liabilities	4.7
Total Liabilities Assumed	$69.0
Net Identifiable Assets Acquired	$111.1

(a)	Included in Current Assets was $1.0 million related to the current portion of Power Purchase Agreements and $6.0 million of restricted cash related to capital distribution reserve requirements.

(b)
Included in Other Non-Current Assets was $8.2 million related to the non-current portion of Power Purchase Agreements, $6.1 million of restricted cash related to operating expense and major maintenance reserve requirements, and $0.1 million of goodwill; for tax purposes, the purchase price allocation resulted in no allocation to goodwill.

Acquisition-related costs of $1.6 million after-tax were expensed as incurred during the first nine months of 2015, and were recorded in Operating and Maintenance on the Consolidated Statement of Income.

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

As a result of the NDPSC approval of the sale agreement with Montana-Dakota Utilities in the second quarter of 2015, ALLETE Clean Energy began accounting for the project under the percentage of completion method of accounting for contracts. The percentage of completion used to recognize revenue and cost of sales is calculated based on the percentage of construction costs incurred at the measurement date compared to the estimated total construction costs. We have selected this method because we consider construction costs to be the best available measure of progress on the project. Any adjustments to the estimated percentage of completion or estimated earnings, and the related impacts to operating income, are recorded in the period they become known.

The following table summarizes contract billings, construction costs, and estimated earnings recognized for the wind facility:

September 30, 2015
Millions
Contract Billings	$169.7
Construction Costs	137.5
Estimated Earnings	23.4
Billings in Excess of Costs and Estimated Earnings (a)	$8.8

(a)	Included in Current Liabilities - Other on the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 4.  ACQUISITIONS (Continued)
2015 Activity (Continued)

For the nine months ended September 30, 2015, revenue of $156.4 million and cost of sales of $133.0 million were recognized under the percentage of completion method of accounting for contracts and were reported on the Consolidated Statement of Income as Operating Revenue and Cost of Sales, respectively. Cash flows related to construction costs incurred, contract billings, and estimated earnings were reported net on the Consolidated Statement of Cash Flows as Current Liabilities - Other.

As of December 31, 2014, contract billings received were $54.3 million and construction costs incurred (including the construction costs acquired) were $48.2 million and were classified as Current Liabilities - Other and Prepayments and Other, respectively, on the Consolidated Balance Sheet.

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

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 4.  ACQUISITIONS (Continued)
2014 Activity (Continued)

Storm Lake I Acquisition. In December 2014, ALLETE Clean Energy acquired a wind energy facility in Storm Lake, Iowa (Storm Lake I) from NRG Energy, Inc. for $15.1 million.

Storm Lake I has 108 MW of generating capability and is located adjacent to Storm Lake II. The wind energy facility began commercial operations in 1999 and has a PPA in place for its entire output which expires in 2019.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. In connection with finalizing purchase price accounting, the Company recorded minor adjustments during the first quarter of 2015 to certain assets and liabilities, which are reflected in the table below. The result of these adjustments had no impact on the results of operations for the nine months ended September 30, 2015. Fair value measurements were valued primarily using the discounted cash flow method.

Millions
Assets Acquired
Cash and Cash Equivalents	$0.4
Other Current Assets	4.7
Property, Plant and Equipment	47.3
Other Non-Current Assets (a)	11.4
Total Assets Acquired	$63.8
Liabilities Assumed
Current Liabilities (b)	$8.2
Power Purchase Agreements	23.5
Non-Current Liabilities	17.0
Total Liabilities Assumed	$48.7
Net Identifiable Assets Acquired	$15.1

(a)	Included in Other Non-Current Assets was $0.4 million of restricted cash and an immaterial amount of goodwill; for tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Current Liabilities included $7.5 million related to the current portion of Power Purchase Agreements.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes to goodwill by business segment for the nine months ended September 30, 2015:

	ALLETE Clean Energy	U.S. Water Services	Total
Millions
Balance as of December 31, 2014	$2.9	—	$2.9
Acquired Goodwill	0.4	$127.7	128.1
Balance as of September 30, 2015	$3.3	$127.7	$131.0

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS (Continued)

Balances of intangible assets, net, excluding goodwill as of September 30, 2015, are as follows:

	December 31, 2014	Additions (a)	Amortization	Other (b)	September 30, 2015
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	—	$60.1	$(2.2)	—	$57.9
Developed Technology and Other (c)	$1.9	6.4	(0.6)	$(0.3)	7.4
Total Definite-Lived Intangible Assets	1.9	66.5	(2.8)	(0.3)	65.3
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	—	16.6	n/a	—	16.6
Total Intangible Assets	$1.9	$83.1	$(2.8)	$(0.3)	$81.9

(a)	Additions are primarily the result of the U.S. Water Services acquisition. (See Note 4. Acquisitions.)

(b)	Armenia Mountain was acquired on July 1, 2015, at which time the purchase option intangible asset was reclassified as a component of the acquisition consideration.

(c)	Developed Technology and Other includes patents, non-compete agreements, and land easements.

Customer relationships have a useful life of approximately 22 years and developed technology and other have useful lives ranging from approximately 3 years to approximately 13 years (weighted average of approximately 9 years). The weighted average useful life of all definite-lived intangible assets as of September 30, 2015, is approximately 21 years.

Amortization expense of intangible assets for the nine months ended September 30, 2015, was $2.8 million. Accumulated amortization was $2.9 million and $0.1 million as of September 30, 2015, and December 31, 2014, respectively. The estimated amortization expense for definite-lived intangible assets for the remainder of 2015 is $1.1 million. Estimated annual amortization expense for definite-lived intangible assets is $4.3 million in 2016, $4.2 million in 2017, $4.1 million in 2018, $4.0 million in 2019, and $47.6 million thereafter.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015, and December 31, 2014. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the tables below.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 6. FAIR VALUE (Continued)

	Fair Value as of September 30, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.3	—	—	$7.3
Available-for-sale – Corporate Debt Securities	—	$11.2	—	11.2
Cash Equivalents	2.6	—	—	2.6
Total Fair Value of Assets	$9.9	$11.2	—	$21.1

Liabilities:
Deferred Compensation (b)	—	$15.9	—	$15.9
Derivatives – Interest Rate Swap (c)	—	4.8	—	4.8
U.S. Water Services Contingent Consideration (b)	—	—	$37.4	37.4
Total Fair Value of Liabilities	—	$20.7	$37.4	$58.1
Total Net Fair Value of Assets (Liabilities)	$9.9	$(9.5)	$(37.4)	$(37.0)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Current Liabilities - Other and Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$8.1	—	—	$8.1
Available-for-sale – Corporate Debt Securities	—	$10.8	—	10.8
Cash Equivalents	2.9	—	—	2.9
Total Fair Value of Assets	$11.0	$10.8	—	$21.8

Liabilities:
Deferred Compensation (b)	—	$16.2	—	$16.2
Derivatives – Interest Rate Swap (c)	—	0.3	—	0.3
Total Fair Value of Liabilities	—	$16.5	—	$16.5
Total Net Fair Value of Assets (Liabilities)	$11.0	$(5.7)	—	$5.3

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Current Liabilities - Other on the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 6. FAIR VALUE (Continued)

The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of September 30, 2015. The acquisition contingent consideration was recorded at the acquisition date at its estimated fair value. The acquisition date fair value is measured based on the consideration expected to be transferred, discounted to present value. The discount rate is determined at the time of measurement in accordance with generally accepted valuation methods. The fair value of the acquisition contingent consideration is remeasured to arrive at estimated fair value each reporting period with the change in fair value recognized as income or expense in our Consolidated Statement of Income. Changes to the fair value of the acquisition contingent consideration can result from changes in discount rates, or in the timing and amount of earnings estimates. Using different valuation assumptions, including earnings projections or discount rates, may result in different fair value measurements and expense (or income) in future periods. The acquisition contingent consideration was measured at $37.4 million as of September 30, 2015.

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2014	—
Recognition of U.S. Water Services Contingent Consideration	$35.7
Accretion Expense (a)	1.8
Payments (b)	(0.1)
Balance as of September 30, 2015	$37.4

(a)	Included in Interest Expense on the Consolidated Statement of Income.

(b)	Amounts paid to terminated employees.

The Level 3 activity above is the result of the February 10, 2015, acquisition of U.S. Water Services; there was no activity in Level 3 during the year ended December 31, 2014.

For the nine months ended September 30, 2015, and the year ended December 31, 2014, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the table below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed below was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
September 30, 2015	$1,598.1	$1,685.2
December 31, 2014	$1,373.5	$1,484.5

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investment. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. (See Note 8. Investment in ATC.) The aggregate carrying amount of the investment was $126.0 million as of September 30, 2015 ($121.1 million as of December 31, 2014). The Company assesses our investment in ATC for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment in ATC may not be recoverable. For the nine months ended September 30, 2015, and the year ended December 31, 2014, there were no indicators of impairment.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 6. FAIR VALUE (Continued)

Goodwill. To align with the annual budgeting and forecasting process, the Company assesses the impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Substantially all of the Company’s goodwill is a result of the U.S. Water Services acquisition on February 10, 2015. The aggregate carrying amount of goodwill was $131.0 million and $2.9 million as of September 30, 2015, and December 31, 2014, respectively.

Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. As of September 30, 2015, there have been no events or changes in circumstance which would indicate impairment of our goodwill.

Intangible Assets. The Company assesses indefinite-lived intangible assets for impairment annually in the fourth quarter. The Company also assesses indefinite-lived and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Substantially all of the Company’s intangible assets are a result of the U.S. Water Services acquisition on February 10, 2015. The aggregate carrying amount of intangible assets was $81.9 million as of September 30, 2015 ($1.9 million as of December 31, 2014). When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying amount over its undiscounted future cash flows. If the carrying amount is not recoverable, an impairment loss is recorded based on the amount by which the carrying amount exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. As of September 30, 2015, there have been no events or changes in circumstance which would indicate impairment of our intangible assets.

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. For the nine months ended September 30, 2015, and the year ended December 31, 2014, there were no indicators of impairment.

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. Minnesota Power retired Taconite Harbor Unit 3 and converted Laskin to natural gas in the second quarter of 2015, which were actions included in our 2013 Integrated Resource Plan approved by the MPUC in a November 2013 order. On September 1, 2015, Minnesota Power filed its 2015 Integrated Resource Plan with the MPUC which contains the next steps its EnergyForward plan, which includes the economic idling of Taconite Harbor Units 1 and 2 in the fall of 2016 and the ceasing of coal-fired operations at Taconite Harbor in 2020. We do not expect to record any impairment charge as a result of the retirement of Taconite Harbor or the conversion of Laskin. In addition, we expect to be able to continue depreciation of these assets over their established remaining useful lives; however we are unable to predict the impact of unanticipated regulatory outcomes resulting in changes to their remaining useful lives. We would seek recovery in a general rate case of additional depreciation expense as a result of material changes in useful lives.

NOTE 7.  REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Minnesota Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order, effective June 1, 2011, that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio.

Energy-Intensive Trade-Exposed Customer Rates. The Minnesota Legislature enacted, and the Governor of Minnesota signed, Energy-Intensive Trade-Exposed customer ratemaking legislation in June 2015. The intent of this legislation is to enable the MPUC to address elements in rate design to better support the competitiveness of manufacturers with electrically intensive operations which compete in global markets. The Company is working with stakeholders to develop a rate schedule to be filed with the MPUC. It is expected that any rate design outcomes will be implemented on a revenue neutral basis.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 7. REGULATORY MATTERS (Continued)

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a customer of Minnesota Power.

On April 21, 2015, Minnesota Power amended its formula-based wholesale electric sales contract with the Nashwauk Public Utilities Commission, extending the term through June 30, 2028. The electric service agreements with the Brainerd Public Utilities Commission and SWL&P are effective through June 30, 2019. The rates included in these contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

In September 2015, Minnesota Power amended its wholesale electric contracts with the remaining 14 municipal customers, extending the contract terms through December 31, 2024. These contracts include fixed capacity charges through 2018; beginning January 1, 2019, the capacity charge will not increase by more than two percent or decrease by more than one percent from the previous year’s capacity charge and will be based on a cost-based formula methodology. The energy charge for each year of the contract term will be set each January 1 and is also based on a cost-based formula methodology.

All of the wholesale contracts include a termination clause requiring a three-year notice to terminate. Under the Nashwauk Public Utilities Commission agreement, no termination notice may be given prior to June 30, 2025. Under the agreements with the Brainerd Public Utilities Commission and SWL&P, no termination notices may be given prior to June 30, 2016. The remaining 14 municipal customers may not give termination notices prior to December 31, 2021.

2012 Wisconsin Rate Case. SWL&P’s current retail rates are based on a 2012 PSCW retail rate order, effective January 1, 2013, that allows for a 10.9 percent return on common equity.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In an order dated February 23, 2015, the MPUC approved Minnesota Power’s updated billing factor which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. On May 22, 2015, Minnesota Power filed a transmission factor filing which includes updated costs associated with certain transmission facilities. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills. As a result of the MPUC approval of the certificate of need for the GNTL on June 30, 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power anticipates including its portion of the investments and expenditures for the GNTL as part of future transmission factor filings to include updated billing rates on customer bills.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for investments and expenditures related to the 497 MW Bison Wind Energy Center in North Dakota. Customer billing rates for the Bison Wind Energy Center were approved by the MPUC in an order dated May 22, 2015. In November 2014, Minnesota Power filed a renewable resources factor filing which includes updated costs associated with Bison. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

On February 13, 2015, Minnesota Power supplemented its November 2014 renewable resources factor filing to include costs associated with the restoration and repair of Thomson. In an order dated March 5, 2015, the MPUC approved Minnesota Power’s petition seeking cost recovery for investments and expenditures related to the restoration and repair of Thomson through a renewable resources rider.

Integrated Resource Plan. In a November 2013 order, the MPUC approved Minnesota Power’s 2013 Integrated Resource Plan which detailed its EnergyForward strategic plan and included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. Significant elements of the EnergyForward plan include major wind investments in North Dakota which were completed in the fourth quarter of 2014, installation of emissions control technology underway at Boswell Unit 4, planning for the proposed GNTL, the conversion of Laskin from coal to natural gas completed in June 2015 and the retirement of Taconite Harbor Unit 3 completed in May 2015. On September 1, 2015, Minnesota Power filed its 2015 Integrated Resource Plan with the MPUC which contains the next steps in its EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 in the fall of 2016, the ceasing of coal-fired operations at Taconite Harbor in 2020, and the addition of between 200 MW and 300 MW of natural gas-fired generation in the next decade.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 7. REGULATORY MATTERS (Continued)

Boswell Mercury Emissions Reduction Plan. Minnesota Power is implementing a mercury emissions reduction project for Boswell Unit 4 in order to comply with the Minnesota Mercury Emissions Reduction Act and the Federal MATS rule. In August 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule and are estimated to be approximately $260 million, of which approximately $207 million was spent through September 30, 2015. Project completion is expected in the first quarter of 2016. In a November 2013 order, the MPUC approved the Boswell Unit 4 mercury emissions reduction plan and cost recovery, establishing an environmental improvement rider. Customer billing rates for the environmental improvement rider were approved by the MPUC in an order dated August 24, 2015. On September 30, 2015, Minnesota Power filed an updated environmental improvement factor filing which included updated costs associated with Boswell Unit 4. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

Great Northern Transmission Line (GNTL). Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500 kV transmission line, between Manitoba and Minnesota’s Iron Range. The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in an order dated June 30, 2015. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In a July 2014 order, the MPUC determined the route permit application to be complete. On October 30, 2015, the Minnesota Department of Commerce and the U.S. Department of Energy released the final EIS for the GNTL. A decision on the route permit by the MPUC is expected in the first quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in the third quarter of 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020.

Conservation Improvement Program (CIP). Minnesota has enacted legislation establishing an annual energy-savings goal for each utility of 1.5 percent of annual retail energy sales. On April 1, 2015, Minnesota Power submitted its 2014 CIP filing that requested a CIP financial incentive of $6.2 million based upon MPUC procedures. The requested CIP financial incentive was approved by the MPUC in an order dated September 16, 2015, and was recorded as revenue and as a regulatory asset. The approved financial incentive will be recovered through customer billing rates in 2015 and 2016. In 2014, the CIP financial incentive of $8.7 million was recognized in the third quarter. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

MISO Return on Equity Complaints. In November 2013, several customer groups located within the MISO service area filed complaints with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ALLETE, to 9.15 percent. On February 12, 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. As a result of these complaints filed with the FERC, we have recorded an estimated refund obligation for MISO revenue of $6.2 million and an estimated refund for MISO transmission expense of $4.1 million, resulting in a reserve of $2.1 million as of September 30, 2015; $1.5 million was attributable to prior years.

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

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 7. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	September 30, 2015	December 31, 2014
Millions
Current Regulatory Assets (a)
Deferred Fuel	$16.3	$16.3
Total Current Regulatory Assets	16.3	16.3
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	212.3	223.9
Cost Recovery Riders (c)	64.0	59.7
Income Taxes	46.9	46.6
Asset Retirement Obligations	20.5	17.8
PPACA Income Tax Deferral	5.0	5.0
Other	4.6	4.3
Total Non-Current Regulatory Assets	353.3	357.3
Total Regulatory Assets	$369.6	$373.6

Non-Current Regulatory Liabilities
Wholesale and Retail Contra AFUDC	$54.5	$42.9
Plant Removal Obligations	20.9	22.8
Income Taxes	12.8	13.4
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	1.8	3.5
Other	15.8	11.6
Total Non-Current Regulatory Liabilities	$105.8	$94.2

(a)	Current regulatory assets are included in Prepayments and Other on the Consolidated Balance Sheet.

(b)
Defined benefit pension and other postretirement items included in our Regulated Operations, which are otherwise required to be recognized in accumulated other comprehensive income, are recognized as regulatory assets or regulatory liabilities on the Consolidated Balance Sheet. (See Note 14. Pension and Other Postretirement Benefit Plans.)

(c)
The cost recovery rider regulatory assets are primarily due to capital expenditures related to the Bison Wind Energy Center, investment in CapX2020 projects, and the Boswell Unit 4 environmental upgrade and are recognized in accordance with the accounting standards for alternative revenue programs.

NOTE 8.  INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of September 30, 2015, our equity investment in ATC was $126.0 million ($121.1 million at December 31, 2014). In the first nine months of 2015, we invested $1.2 million in ATC, and on October 29, 2015, we invested an additional $0.4 million. We do not expect to make any additional investments in 2015.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2014	$121.1
Cash Investments	1.2
Equity in ATC Earnings	14.1
Distributed ATC Earnings	(10.4)
Equity Investment Balance as of September 30, 2015	$126.0

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 8.  INVESTMENT IN ATC (Continued)

ATC’s summarized financial data for the quarter and nine months ended September 30, 2015 and 2014, is as follows:

	Quarter Ended		Nine Months Ended
ATC Summarized Financial Data	September 30,		September 30,
Income Statement Data	2015	2014	2015	2014
Millions
Revenue	$164.5	$163.6	$482.0	$487.0
Operating Expense	78.0	76.6	238.3	229.6
Other Expense	23.1	21.4	71.7	65.1
Net Income	$63.4	$65.6	$172.0	$192.3
ALLETE’s Equity in Net Income	$5.5	$5.3	$14.1	$15.6

Our equity earnings in ATC for the nine months ended September 30, 2015, were $14.1 million and reflected a $2.0 million reduction related to complaints filed with the FERC by several customer groups located within the MISO service area; of which $1.1 million was attributable to ATC’s change in estimate of a refund liability relating to prior years. The groups requested, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15 percent. ATC's current authorized return on equity is 12.2 percent. On February 12, 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million on an after-tax basis ($0.9 million pre-tax).

NOTE 9.  SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of September 30, 2015, total short-term debt outstanding was $49.1 million and consisted of long-term debt due within one year. Short-term debt outstanding as of December 31, 2014, was $104.4 million and consisted of long-term debt due within one year and notes payable.

Long-Term Debt. As of September 30, 2015, total long-term debt outstanding was $1,549.0 million ($1,272.8 million as of December 31, 2014).

On July 1, 2015, ALLETE Clean Energy assumed $60.9 million of long-term debt at fair value, including $5.9 million due within one year, in conjunction with ALLETE Clean Energy’s acquisition of Armenia Mountain. (See Note 4. Acquisitions.)

On August 25, 2015, the Company entered into a $125.0 million Term Loan Agreement with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and Bank of America, N.A., as a lender (Term Loan). The Term Loan is an unsecured, single-draw loan that is due on August 25, 2017. The interest rate on the Term Loan is equal to LIBOR plus 0.625 percent. Proceeds from the Term Loan will be used for general corporate purposes, including the refinancing of the $75.0 million Term Loan Agreement due August 25, 2015.

The Term Loan contains customary conditions of borrowing, events of default and affirmative and negative covenants. The Term Loan includes a financial covenant to maintain a ratio of total indebtedness to total capitalization (as defined therein) equal to or less than 65 percent. Indebtedness under the Term Loan may be accelerated upon the occurrence of an event of default, including cross-default to other indebtedness in excess of $35.0 million.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 9.  SHORT-TERM AND LONG-TERM DEBT (Continued)

On September 24, 2015, we issued $100.0 million of ALLETE first mortgage bonds (Bonds) in the private placement market as shown below:

Maturity Date	Principal Amount	Interest Rate
September 15, 2020	$40 Million	2.80%
September 16, 2030	$60 Million	3.86%

Interest on the Bonds is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2016. The Company has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision; however, the September 16, 2030, series of bonds is redeemable at par, including accrued and unpaid interest, six months prior to the maturity date. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. The Company intends to use the proceeds from the sale of the Bonds to fund utility capital expenditures and/or for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2015, our ratio was approximately 0.47 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of September 30, 2015, ALLETE was in compliance with its financial covenants.

NOTE 10.  OTHER INCOME (EXPENSE)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Millions
AFUDC–Equity	$1.0	$2.1	$2.6	$5.9
Gain on Sale of Available-for-sale Securities	—	—	0.1	0.2
Investments and Other Income (Expense)	0.7	—	0.8	(0.1)
Total Other Income	$1.7	$2.1	$3.5	$6.0

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 11.  INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Millions
Current Tax Expense
Federal (a)	—	—	—	—
State (a) (b)	$0.2	$1.8	$0.5	$1.9
Total Current Tax Expense	$0.2	$1.8	$0.5	$1.9
Deferred Tax Expense (Benefit)
Federal	$14.8	$11.2	$23.5	$20.4
State	(0.4)	0.7	3.6	5.4
Investment Tax Credit Amortization	(0.2)	(0.3)	(0.6)	(0.6)
Total Deferred Tax Expense	14.2	11.6	26.5	25.2
Total Income Tax Expense	$14.4	$13.4	$27.0	$27.1

(a)
For the quarter and nine months ended September 30, 2015, the federal and state current tax expense was minimal due to the utilization of NOL carryforwards from prior periods. The NOL carryforwards resulted from the bonus depreciation provisions of the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012.

(b)
For the quarter and nine months ended September 30, 2014, the state current tax expense reflected initiatives implemented on the 2013 federal and state tax returns to utilize tax carryforwards that may have expired due to NOL carryforwards from prior periods. State NOL and alternative minimum tax carryforwards remaining after utilization in 2015 will be carried forward to offset future income.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

For the nine months ended September 30, 2015, the effective tax rate was 18.0 percent (22.7 percent for the nine months ended September 30, 2014). The decrease in the effective tax rate from September 30, 2014, was primarily due to increased production tax credits. The effective rate deviated from the statutory rate of approximately 41 percent primarily due to production tax credits.

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Nine Months Ended September 30	2015	2014
Millions
Income Before Non-Controlling Interest and Income Taxes	$149.7	$119.4
Statutory Federal Income Tax Rate	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	52.4	41.8
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	2.6	4.8
Production Tax Credits	(27.0)	(16.4)
Regulatory Differences for Utility Plant	(0.7)	(2.1)
Other	(0.3)	(1.0)
Total Income Tax Expense	$27.0	$27.1

Uncertain Tax Positions. As of September 30, 2015, we had gross unrecognized tax benefits of $2.9 million ($2.0 million as of December 31, 2014). Of the total gross unrecognized tax benefits, $0.4 million represents the amount of unrecognized tax benefits included in the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is no longer subject to federal examination for years before 2012, or state examination for years before 2010.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), net of tax, for the quarters ended September 30, 2015 and 2014, were as follows:

	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items	Gains and Losses on Cash Flow Hedge	Total
Millions
Quarter Ended September 30, 2015
Beginning Accumulated Other Comprehensive Loss	$(0.2)	$(20.0)	—	$(20.2)
Other Comprehensive Loss Before Reclassifications	(0.7)	—	—	(0.7)
Amounts Reclassified From Accumulated Other Comprehensive Loss	—	0.3	—	0.3
Net Other Comprehensive Income (Loss)	(0.7)	0.3	—	(0.4)
Ending Accumulated Other Comprehensive Loss	$(0.9)	$(19.7)	—	$(20.6)

Quarter Ended September 30, 2014
Beginning Accumulated Other Comprehensive Income (Loss)	$0.1	$(16.1)	$(0.3)	$(16.3)
Other Comprehensive Income (Loss) Before Reclassifications	(0.1)	(0.1)	0.1	(0.1)
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	—	0.3	—	0.3
Net Other Comprehensive Income (Loss)	(0.1)	0.2	0.1	0.2
Ending Accumulated Other Comprehensive Loss	—	$(15.9)	$(0.2)	$(16.1)

Reclassifications from accumulated other comprehensive income (loss) for the quarters ended September 30, 2015 and 2014, were as follows:

	Quarter Ended
Amount Reclassified from Accumulated Other Comprehensive Loss	September 30,	September 30,
	2015	2014
Millions
Amortization of Defined Benefit Pension and Other Postretirement Items
Prior Service Costs (a)	$0.1	$0.1
Actuarial Gains and Losses (a)	(0.6)	(0.6)
Total	(0.5)	(0.5)
Income Taxes (b)	0.2	0.2
Total, Net of Income Taxes	$(0.3)	$(0.3)
Total Reclassifications	$(0.3)	$(0.3)

(a)
Defined benefit pension and other postretirement items excluded from our Regulated Operations are recognized in accumulated other comprehensive loss and are subsequently reclassified out of accumulated other comprehensive loss as components of net periodic pension and other postretirement benefit expense. (See Note 14. Pension and Other Postretirement Benefit Plans.)

(b)	Included in Income Tax Expense on our Consolidated Statement of Income.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 12. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 and 2014, were as follows:

	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items	Gains and Losses on Cash Flow Hedge	Total
Millions
Nine Months Ended September 30, 2015
Beginning Accumulated Other Comprehensive Loss	$(0.3)	$(20.7)	$(0.1)	$(21.1)
Other Comprehensive Income (Loss) Before Reclassifications	(0.5)	0.1	0.1	(0.3)
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.1)	0.9	—	0.8
Net Other Comprehensive Income (Loss)	(0.6)	1.0	0.1	0.5
Ending Accumulated Other Comprehensive Loss	$(0.9)	$(19.7)	—	$(20.6)

Nine Months Ended September 30, 2014
Beginning Accumulated Other Comprehensive Loss	$(0.1)	$(16.7)	$(0.3)	$(17.1)
Other Comprehensive Income (Loss) Before Reclassifications	0.2	(0.1)	0.1	0.2
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.1)	0.9	—	0.8
Net Other Comprehensive Income	0.1	0.8	0.1	1.0
Ending Accumulated Other Comprehensive Loss	—	$(15.9)	$(0.2)	$(16.1)

Reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014, were as follows:

	Nine Months Ended
Amount Reclassified from Accumulated Other Comprehensive Loss	September 30,	September 30,
	2015	2014
Millions
Unrealized Gains on Available-for-sale Securities (a)	$0.1	$0.2
Income Taxes (b)	—	(0.1)
Total, Net of Income Taxes	$0.1	$0.1

Amortization of Defined Benefit Pension and Other Postretirement Items
Prior Service Costs (c)	$0.3	$0.3
Actuarial Gains and Losses (c)	(1.9)	(1.8)
Total	(1.6)	(1.5)
Income Taxes (b)	0.7	0.6
Total, Net of Income Taxes	$(0.9)	$(0.9)
Total Reclassifications	$(0.8)	$(0.8)

(a)	Included in Other Income (Expense) – Other on our Consolidated Statement of Income.

(b)	Included in Income Tax Expense on our Consolidated Statement of Income.

(c)
Defined benefit pension and other postretirement items excluded from our Regulated Operations are recognized in accumulated other comprehensive loss and are subsequently reclassified out of accumulated other comprehensive loss as components of net periodic pension and other postretirement benefit expense. (See Note 14. Pension and Other Postretirement Benefit Plans.)

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 13.  EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units, performance share awards granted under our Executive Long-Term Incentive Compensation Plan and common shares under the forward sale agreement (described below). For the nine months ended September 30, 2015 and 2014, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2015			2014
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income Attributable to ALLETE	$60.4		$60.4	$41.6		$41.6
Average Common Shares	48.8	0.1	48.9	42.9	—	42.9
Earnings Per Share	$1.24		$1.23	$0.97		$0.97
Nine months ended September 30,
Net Income Attributable to ALLETE	$122.8		$122.8	$91.9		$91.9
Average Common Shares	48.0	0.1	48.1	42.1	0.2	42.3
Earnings Per Share	$2.56		$2.55	$2.18		$2.17

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

Contributions to Pension. No contributions were made to the pension plan for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, ALLETE contributed 0.4 million shares of ALLETE common stock to its pension plan. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and had an aggregate value of $19.5 million when contributed.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 14.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense (Income)	2015	2014	2015	2014
Millions
Quarter Ended September 30,
Service Cost	$2.6	$2.0	$1.0	$0.9
Interest Cost	7.5	7.5	1.8	1.8
Expected Return on Plan Assets	(10.2)	(9.6)	(2.7)	(2.5)
Amortization of Prior Service Costs (Credits)	—	0.1	(0.7)	(0.7)
Amortization of Net Loss	4.4	3.6	0.1	0.1
Net Periodic Benefit Expense (Income)	$4.3	$3.6	$(0.5)	$(0.4)

Nine Months Ended September 30,
Service Cost	$7.6	$6.2	$3.2	$2.6
Interest Cost	22.4	22.4	5.4	5.5
Expected Return on Plan Assets	(30.5)	(28.7)	(8.2)	(7.7)
Amortization of Prior Service Costs (Credits)	0.1	0.2	(2.2)	(1.9)
Amortization of Net Loss	13.4	10.7	0.3	0.3
Net Periodic Benefit Expense (Income)	$13.0	$10.8	$(1.5)	$(1.2)

Employer Contributions. For the nine months ended September 30, 2015, no contributions were made to our defined benefit pension plan ($19.5 million for the nine months ended September 30, 2014); we do not expect to make any contributions to our defined benefit pension plan in 2015. For the nine months ended September 30, 2015 and 2014, we made no contributions to our other postretirement benefit plan; we do not expect to make any contributions to our other postretirement benefit plan in 2015.

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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). It provides a long-term supply of energy to customers in Minnesota Power’s electric service territory and enables Minnesota Power to meet reserve requirements. Square Butte, a North Dakota cooperative corporation, owns a 455 MW coal-fired generating unit (Unit) near Center, North Dakota. The Unit is adjacent to a generating unit owned by Minnkota Power, a North Dakota cooperative corporation whose Class A members are also members of Square Butte. Minnkota Power serves as the operator of the Unit and also purchases power from Square Butte.

Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to Unit output. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power sales agreement described below. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of September 30, 2015, Square Butte had total debt outstanding of $377.9 million. Annual debt service for Square Butte is expected to be approximately $45 million in each of the next five years, 2015 through 2019, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Coal under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2015, was $57.6 million ($51.8 million for the nine months ended September 30, 2014). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $7.6 million during the nine months ended September 30, 2015 ($7.9 million for the nine months ended September 30, 2014). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

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

In May 2011, Minnesota Power and Manitoba Hydro signed an additional long-term PPA. The PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The agreement is subject to construction of additional transmission capacity between Manitoba and the U.S., along with construction of new hydroelectric generating capacity in Manitoba. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the additional transmission capacity in Canada to Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in the third quarter of 2014. The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

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

Great River Energy PPAs. In August 2014 and January 2015, Minnesota Power and Great River Energy signed long-term PPAs that provide for Minnesota Power to purchase 50 MW of capacity and energy under the first PPA and 50 MW of capacity-only under the second PPA. The PPAs commence in June 2016 and expire in May 2020. Both contracts have fixed capacity pricing. The energy price in the first PPA is based on a formula that includes an annual fixed price component adjusted for changes in a natural gas index, as well as market prices.

TransAlta PPAs. In September 2015, Minnesota Power and TransAlta signed PPAs that provide for Minnesota Power to purchase 50 MW of energy during off-peak hours and 100 MW of energy during on-peak hours beginning in January 2017 and ending in December 2019. The energy prices are fixed throughout the terms of the PPAs.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2016 and a portion of its coal requirements through December 2019. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The minimum annual payment obligation under these supply and transportation agreements is $13.9 million for the remainder of 2015, $37.4 million in 2016, $27.6 million in 2017, $28.3 million in 2018 and $1.8 million in 2019. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

Transmission Investments. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In an order dated February 23, 2015, the MPUC approved Minnesota Power’s updated billing factor which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. On May 22, 2015, Minnesota Power filed a transmission factor filing which includes updated costs associated with certain transmission facilities. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills. As a result of the MPUC approval of the certificate of need for the GNTL on June 30, 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power anticipates including its portion of the investments and expenditures for the GNTL as part of future transmission factor filings to include updated billing rates on customer bills.

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

On April 2, 2015, the CapX2020 transmission line project from Fargo, North Dakota, to St. Cloud, Minnesota, was completed and placed into service. Minnesota Power previously participated in two additional CapX2020 projects which were completed and placed into service in 2011 and 2012.

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

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in an order dated June 30, 2015. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In a July 2014 order, the MPUC determined the route permit application to be complete. On October 30, 2015, the Minnesota Department of Commerce and the U.S. Department of Energy released the final EIS for the GNTL. A decision on the route permit by the MPUC is expected in the first quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in the third quarter of 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, depending on the final route of the line. Minnesota Power is expected to have majority ownership of the transmission line.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

New Source Review (NSR). In August 2008, Minnesota Power received a Notice of Violation (NOV) from the EPA asserting violations of the NSR requirements of the Clean Air Act at Boswell and Laskin Unit 2 between the years of 1981 and 2001. Minnesota Power received an additional NOV in April 2011 alleging that two projects undertaken at Rapids Energy Center in 2004 and 2005 should have been reviewed under the NSR requirements and that the Rapids Energy Center’s Title V permit was violated. Minnesota Power reached a settlement with the EPA regarding these NOVs and entered into a Consent Decree which was approved by the U.S. District Court for the District of Minnesota (Court) in September 2014. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofits or retirements at certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. Minnesota Power estimates that if the units are not retired, capital expenditures could range between $20 million and $40 million. Minnesota Power’s 2015 Integrated Resource Plan filed with the MPUC on September 1, 2015, outlined Minnesota Power’s preferred option to reroute emissions from Units 1 and 2 through existing emission control technology at Boswell Unit 3. We are required to notify the EPA no later than December 31, 2016, whether we will retire, refuel, repower or reroute Boswell Units 1 and 2. We believe that future capital expenditures or costs to retire would likely be eligible for recovery in rates over time subject to regulatory approval in a rate proceeding.

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

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register in February 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans, and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs, and work practice standards for the remaining categories. Affected sources were required to be in compliance with the rule by April 2015. States had the authority to grant sources a one-year extension. The MPCA approved Minnesota Power’s request for an extension of the date of compliance for the Boswell Unit 4 environmental upgrade to April 1, 2016. Compliance at Boswell Unit 4 to address the final MATS rule is expected to result in capital expenditures of approximately $260 million, of which approximately $207 million was spent through September 30, 2015. Project completion is expected in the first quarter of 2016. Boswell Unit 3 is also subject to the MATS rule; however, investments and compliance work completed at Boswell Unit 3, including the emission reduction investments completed in 2009, meet the requirements of the MATS rule. The conversion of Laskin Units 1 and 2 to natural gas in June 2015 positioned those units for MATS compliance. In January 2014, the MPCA approved Minnesota Power’s application to extend the deadline for Taconite Harbor Unit 3 to comply with MATS to June 1, 2015, in order to align the retirement at Unit 3 with MISO’s resource planning year. Taconite Harbor Unit 3 was retired in May 2015.

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

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters. A final rule issued by the EPA for Industrial Boiler MACT became effective in December 2012. Major existing sources have until January 31, 2016, to achieve compliance with the final rule. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule. We expect compliance to consist largely of adjustments to our operating practices; therefore the costs for complying with the final rule are not expected to be material.

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

Ozone NAAQS. The EPA has proposed to more stringently control emissions that result in ground level ozone. In January 2010, the EPA proposed to revise the 2008 eight-hour ozone standard of 75 parts per billion (ppb) and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. On October 1, 2015, the EPA released the final rule revising the eight-hour ozone standard to 70 ppb with a secondary standard also set at 70 ppb. All areas of Minnesota currently meet the new standard based on the most recent available ambient monitoring data. However, some areas in the metropolitan Twin Cities and southwest portion of the state are close to exceeding the standard, so voluntary efforts to reduce ozone continue in the state. No additional costs for compliance are anticipated at this time.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

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

SO2 and NO2 NAAQS. During 2010, the EPA finalized one-hour NAAQS for SO2 and NO2. Ambient monitoring data indicates that Minnesota is likely in compliance with these standards; however, the one-hour SO2 NAAQS also requires the EPA to evaluate additional modeling and monitoring considerations to determine attainment. In April 2012, the MPCA notified Minnesota Power that modeling had been suspended as a result of the EPA’s announcement that the SIP submittals would not require modeling demonstrations for states, such as Minnesota, where ambient monitors indicate compliance with the standard. The EPA notified states that their infrastructure SIPs for maintaining attainment of the standard were required to be submitted to the EPA for approval by June 2013. However, the State of Minnesota delayed completing the documents pending EPA guidance to states for preparing the SIP submittal.

In September 2013 the EPA provided guidance to states regarding implementation of the one-hour NO2 NAAQS and in June 2014, as clarified on February 3, 2015, the MPCA submitted a SIP revision to the EPA addressing the infrastructure requirements of Sections 110(a)(1) and 110(a)(2) of the Clean Air Act in regards to the one-hour NO2 and SO2 NAAQS, among other standards. The SIP stated that since the EPA determined in January 2012 that no area in the country is in violation of the one-hour NO2 NAAQS, there are no nonattainment areas in the country for this pollutant, and therefore Minnesota’s NO2 emissions cannot be significantly contributing to nonattainment in any other state. On October 20, 2015, the EPA published in the Federal Register an approval and partial disapproval of the June 2014 SIP revision. According to the MPCA, the partial disapproval is regarding state delegation of a program unrelated to the one-hour NAAQS for SO2 and NO2, and is not expected to require further action. As such, additional compliance costs for the one-hour NO2 NAAQS are not expected at this time.

On August 10, 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The rule sets emissions thresholds and exemptions for facilities that trigger modeling requirements. Boswell and Taconite Harbor are the only Minnesota Power generating facilities subject to the DRR. The MPCA informed Minnesota Power that compliant SO2 modeling recently completed at these facilities should satisfy the DRR obligations, and no further modeling should be required. The MPCA is in discussion with the EPA to confirm its conclusion. The MPCA is required to inform the EPA which sources are subject to the rule by January 15, 2016, and how each source will evaluate air quality by July 1, 2016. As such, additional compliance costs for the one-hour SO2 NAAQS are not expected at this time.

Class I Air Quality Petitions and Requests. In July 2014, the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band) announced its intent to petition the EPA to redesignate its reservation air shed from Class II to Class I air quality pursuant to Section 164(c) of the Clean Air Act. The Fond du Lac Band does not currently possess authority to directly regulate air quality. Class I air shed status, if granted, would allow the Fond du Lac Band to impose more stringent Clean Air Act protections within the boundaries of the Fond du Lac reservation, including the reservation air shed, near Cloquet, Minnesota. Five other reservations across the U.S. have applied for and received Class I status. A public hearing was held by the Fond du Lac Band in October 2014, and the extended public comment period on the petition expired in November 2014. After the Fond du Lac Band prepares responses to the comments, it is anticipated to make a formal submittal request to the EPA. The Company has requested additional clarification from the Fond du Lac Band and the MPCA on the final regulatory structure that may arise from a Class I redesignation.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In May 2013, the Bad River Band of Lake Superior Chippewa (Bad River Band) announced its intent to petition the EPA to redesignate its reservation air shed, which is located approximately 100 miles east of Duluth, Minnesota, from Class II to Class I air quality pursuant to Section 164(c) of the Clean Air Act. The Class I analysis report was issued by the Bad River Band in January 2015 which was followed by public hearings in March 2015 and a public comment period ending in May 2015. After the Bad River Band prepares responses to the comments, it is also anticipated to make a formal submittal request to the EPA.

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

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In June 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units” (CPP). The EPA issued the final CPP on August 3, 2015, together with a proposed federal implementation plan and a model rule for emissions trading. The CPP establishes uniform CO2 emission performance rates for existing fossil fuel-fired and natural gas-fired combined cycle generating units, setting state-specific goals for CO2 emissions from the power sector. State goals were determined based on CPP source-specific performance emission rates and each state’s mix of power plants.

The EPA maintains such goals are achievable if a state undertakes a combination of measures across its power sector that constitute the EPA’s guideline for a Best System of Emission Reductions (BSER). BSER is comprised of three building blocks: 1) improved fossil fuel power plant efficiency, 2) increased reliance on low-emitting power sources by generating more electricity from existing natural gas combined cycle units, and 3) building more zero- and low-emitting power sources, including renewable energy. States may also choose to include avoided CO2 emissions from customer energy efficiency measures for credit towards meeting state goals.

State goals under the CPP are expressed as both mass-based and rate-based goals, and include interim goals to be met over the years 2022 through 2029, as well as a final goal to be met in 2030 and thereafter. Under the CPP, each state is required to develop a state implementation plan by September 6, 2016, or by September 6, 2018, if granted an extension. In developing its plan, a state may choose to meet either the mass-based or the rate-based goals. Minnesota Power is currently evaluating the CPP as it relates to the State of Minnesota and its potential impact on the Company.

Minnesota has already initiated several measures consistent with those called for under the CAP and CPP. Minnesota Power is implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 7. Regulatory Matters.)

We are unable to predict the GHG emission compliance costs we might incur; however, the costs could be material. Minnesota Power would seek recovery of any additional costs through cost recovery riders or in a general rate case.

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

Steam Electric Power Generating Effluent Guidelines. In April 2013, the EPA announced proposed revisions to the federal effluent limit guidelines (ELG) for steam electric power generating stations under the Clean Water Act. The final ELG was issued on September 30, 2015. It sets effluent limits and prescribes BACT for several wastewater streams, including flue gas desulphurization (FGD) water and coal combustion landfill leachate. The ELG rule also prohibits the discharge of bottom and fly ash contact waters. Compliance with the final rule is required between November 1, 2018, and December 31, 2023.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

We are reviewing the proposed rule and evaluating its potential impact on Minnesota Power’s operations, primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not currently discharge, but may do so in the future. Under the final ELG rule, bottom ash discharge would not be allowed and bottom ash contact water would either need to be re-used in a closed-loop process, routed to a FGD scrubber, or the bottom ash handling system would need to be converted to a dry process. If the FGD wastewater is discharged in the future, it would require additional wastewater treatment. Efforts have been underway at Boswell for several years to reduce the amount of water discharged and evaluate potential re-use options in its plant processes. Additional efforts are underway to determine if land application of certain wastewater streams under a state disposal system may be feasible.

At this time, we cannot estimate what compliance costs we might incur related to these or other potential future water discharge regulations; however, the costs could be material, including costs associated with retrofits for bottom ash handling, pond dewatering, pond closure, and wastewater treatment and/or reuse. Minnesota Power would seek recovery of any additional costs through cost recovery riders or in a general rate case.

Solid and Hazardous Waste. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid and hazardous wastes. We are required to notify the EPA of hazardous waste activity and, consequently, routinely submit the necessary reports to the EPA.

Coal Ash Management Facilities. Minnesota Power generates coal ash at all five of its electric generating facilities. Two facilities store ash in onsite impoundments (ash ponds) with engineered liners and containment dikes. Another facility stores dry ash in a landfill with an engineered liner and leachate collection system. Two facilities generate a combined wood and coal ash that is either land applied as an approved beneficial use or trucked to state permitted landfills. In June 2010, the EPA proposed regulations for coal combustion residuals (CCR) generated by the electric utility sector. The proposal sought comments on three general regulatory schemes for coal ash under Subtitle D of Resource Conservation and Recovery Act (RCRA) (non-hazardous) or Subtitle C of RCRA (hazardous).

The EPA issued the final CCR rule in December 2014 under Subtitle D (non-hazardous) of RCRA which was published in the Federal Register on April 27, 2015. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. The final rule also includes provisions that could incentivize early closure of existing impoundments within a three-year window. Costs of compliance for Boswell and Laskin could be up to approximately $100 million. Minnesota Power does not plan on disposing ash onsite at Taconite Harbor after the effective date of the rule, and therefore, the CCR rule will not be applicable to that generating facility. Minnesota Power continues to work on minimizing costs on behalf of customers through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. Minnesota Power would seek recovery of any additional costs through a general rate case.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy acquired wind energy facilities in 2014 and 2015, which have PPAs in place for their entire output and expire in various years between 2018 and 2032. (See Note 4. Acquisitions.)

U.S. Water Services. As of September 30, 2015, U.S. Water Services has $0.8 million outstanding in stand-by letters of credit.

BNI Coal. As of September 30, 2015, BNI Coal had surety bonds outstanding of $49.9 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Coal has secured a letter of credit for an additional $0.6 million to provide for BNI Coal’s total reclamation liability, which is currently estimated at $47.5 million. BNI Coal does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of September 30, 2015, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $10.8 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $6.2 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

NOTE 15.  COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Community Development District Obligations. At September 30, 2015, we owned 72 percent of the assessable land in the Town Center District (72 percent at December 31, 2014) and 93 percent of the assessable land in the Palm Coast Park District (93 percent at December 31, 2014). At these ownership levels, our annual assessments related to capital improvement and special assessment bonds are approximately $1.4 million for Town Center and $2.1 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2014 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: “Forward-Looking Statements” located on page 5, “Risk Factors” located in Part I, Item 1A, beginning on page 29 of our 2014 Form 10-K, and in “Item 1A. Risk Factors” in this Form 10-Q on page 64. The risks and uncertainties described in this Form 10-Q and our 2014 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

Basis of Presentation. During the quarter ended September 30, 2015, management updated our reportable segment presentation to reflect the manner in which we operate, assess, and allocate resources after our recent acquisitions. We will now present three reportable segments, Regulated Operations, ALLETE Clean Energy, and U.S. Water Services. Prior period amounts have been revised to conform with the current business segment presentation.

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

ALLETE Clean Energy was established in 2011, and specializes in developing, acquiring and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates approximately 535 MW of wind generation in four states that are under long-term power sales agreements. In addition, ALLETE Clean Energy is developing and constructing a 107 MW wind facility for sale to Montana-Dakota Utilities; construction and sale is expected to be complete in December 2015.

U.S. Water Services is our integrated water management company which was acquired on February 10, 2015.

Corporate and Other is comprised of BNI Coal, our coal mining operations in North Dakota, ALLETE Properties, our Florida real estate investment, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 5,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2015, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2015, to the nine months ended September 30, 2014.

Net income attributable to ALLETE for the nine months ended September 30, 2015, was $122.8 million, or $2.55 per diluted share, compared to $91.9 million, or $2.17 per diluted share, for the same period of 2014. Net income for 2015 included $4.8 million of after-tax expense, or $0.10 per share, for acquisition costs for U.S. Water Services and ALLETE Clean Energy’s wind energy facilities acquisitions in 2015. (See Note 4. Acquisitions.) Net income in 2014 included a $2.5 million after-tax expense, or $0.06 per share, reflecting a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement. In addition, net income for 2014 included a $1.4 million after-tax expense, or $0.03 per share, of acquisition costs for ALLETE Clean Energy’s wind energy facilities acquisitions in January 2014. Net income for 2015 increased primarily due to higher net income at Minnesota Power and ALLETE Clean Energy. Earnings per share dilution was $0.36 due to additional shares of common stock outstanding as of September 30, 2015.

Regulated Operations net income attributable to ALLETE was $108.1 million for the nine months ended September 30, 2015, compared to net income of $91.6 million for the same period of 2014. Net income for 2015 increased primarily due to higher net income at Minnesota Power resulting from higher cost recovery rider revenue, production tax credits, power marketing sales as the Minnkota Power sales agreement commenced June 1, 2014, and lower operating and maintenance expenses. These impacts were partially offset by higher depreciation and interest expenses. In addition, Minnesota Power recorded a reserve for estimated refunds of $1.2 million after-tax due to the MISO return on equity complaints, of which $0.9 million after-tax was attributable to prior years. (See Note 7. Regulatory Matters.) Our equity earnings in ATC for the nine months ended September 30, 2015 reflected a $1.2 million after-tax reduction related to the MISO return on equity complaints, of which $0.6 million after-tax was attributable to prior years. (See Note 8. Investment in ATC.) Net income in 2014 included a $2.5 million after-tax expense reflecting a liability associated with environmental mitigation projects required as part of the EPA NOV Consent Decree settlement.

ALLETE Clean Energy net income attributable to ALLETE was $18.7 million for the nine months ended September 30, 2015, compared to net income of $1.2 million for the same period of 2014. Net income for 2015 increased primarily due to the recognition of estimated profit on the development and construction of a wind facility which will be sold to Montana-Dakota Utilities in December 2015, and the income generated from the operations of wind energy facilities which were acquired subsequent to September 30, 2014. Net income for the nine months ended September 30, 2015 also included $1.8 million of after-tax expense, or $0.04 per share, for acquisition costs relating to the acquisitions of the Chanarambie/Viking and Armenia Mountain wind energy facilities. The net income for the same period of 2014 included a $1.4 million after-tax expense, or $0.03 per share, for acquisition costs for ALLETE Clean Energy’s wind energy facilities acquisition in January 2014.

U.S. Water Services net income attributable to ALLETE was $1.5 million for the period from February 10, 2015, to September 30, 2015. Net income included $1.6 million of after-tax expense related to purchase accounting for inventories and sales backlog; the total impact of this purchase accounting adjustment was $2.5 million after-tax, and is expected to be recognized through the first quarter of 2016. (See Note 4. Acquisitions.)

Corporate and Other net loss attributable to ALLETE was $5.5 million for the nine months ended September 30, 2015, compared to a net loss of $0.9 million for the same period of 2014. Net loss for 2015 included a $3.0 million after-tax expense, or $0.06 per share, for acquisition costs for the acquisition of U.S. Water Services, and $1.7 million after tax expense relating to accretion of the U.S. Water Services contingent consideration liability.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2015 AND 2014

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2015	2014
Millions
Operating Revenue	$250.2	$255.8
Fuel and Purchased Power	76.8	88.9
Transmission Services	13.9	11.9
Cost of Sales	0.5	0.8
Operating and Maintenance	54.7	56.1
Depreciation and Amortization	33.6	28.5
Taxes Other than Income Taxes	10.9	10.6
Operating Income	59.8	59.0
Interest Expense	(13.4)	(12.3)
Equity Earnings in ATC	5.5	5.3
Other Income	1.0	2.1
Income Before Non-Controlling Interest and Income Taxes	52.9	54.1
Income Tax Expense	9.1	13.2
Net Income Attributable to ALLETE	$43.8	$40.9

Operating Revenue decreased $5.6 million, or 2 percent, from 2014 primarily due to lower fuel adjustment clause recoveries and financial incentives under the Minnesota Conservation Improvement Program, partially offset by higher revenue from kWh sales and transmission revenue.

Fuel adjustment clause recoveries decreased $11.3 million due to lower fuel and purchased power costs attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Recoveries of financial incentives under the Minnesota Conservation Improvement Program decreased $2.5 million from 2014 as a result of annual limits placed on the recoveries beginning in 2015.

Despite a 1.1% decrease in kWh sales, revenue from Regulated Operations increased $5.4 million due in part to higher contracted power marketing sales prices. In addition, revenue from industrial customers did not necessarily decline in proportion to the decline in kWh sales as power nominations for the quarter were similar to the same period in 2014. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and increased 40.1 percent in 2015 compared to 2014 primarily due to increased sales under the Minnkota power sales agreement (See Note. 15 Commitments, Guarantees and Contingencies) and availability of energy resulting from decreased sales to our industrial customers. Sales to our industrial customers decreased 19.5 percent primarily due to reduced taconite production. Sales to our residential, commercial, and municipal customers increased primarily due to warmer temperatures in the third quarter of 2015 compared to the same period in 2014. Cooling degree days in Duluth, Minnesota, were double in the third quarter of 2015 compared to the same period in 2014.

Kilowatt-hours Sold			Quantity	%
Quarter Ended September 30,	2015	2014	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	250	244	6	2.5%
Commercial	391	369	22	6.0%
Industrial	1,538	1,911	(373)	(19.5)%
Municipal	209	203	6	3.0%
Total Retail and Municipal	2,388	2,727	(339)	(12.4)%
Other Power Suppliers	1,052	751	301	40.1%
Total Regulated Utility Kilowatt-hours Sold	3,440	3,478	(38)	(1.1)%

ALLETE, Inc. Third Quarter 2015 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2015 AND 2014 (Continued)
Regulated Operations (Continued)

Revenue from electric sales to taconite/iron concentrate customers accounted for 20 percent of Regulated Operations operating revenue in 2015 (26 percent in 2014). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 7 percent of Regulated Operations operating revenue in 2015 (8 percent in 2014). Revenue from electric sales to pipelines and other industrial customers accounted for 8 percent of Regulated Operations operating revenue in 2015 (7 percent in 2014).

Transmission revenue increased $2.2 million primarily due to higher MISO-related revenue which was partially offset by an estimated refund for MISO transmission revenue due to the MISO return on equity complaints. (See Operating Expenses - Cost of Sales and Note 7. Regulatory Matters.)

Operating Expenses decreased $6.4 million, or 3 percent, from 2014.

Fuel and Purchased Power expense decreased $12.1 million, or 14 percent, from 2014 primarily due to lower purchased power prices and fewer kWh sold in 2015 compared to 2014. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Transmission Services expense increased $2.0 million, or 17 percent, from 2014 primarily due to higher MISO-related expense which was partially offset by an estimated refund for MISO transmission expense due to the MISO return on equity complaints. (See Operating Revenue and Note 7. Regulatory Matters.)

Operating and Maintenance expense decreased $1.4 million, or 2 percent, from 2014 primarily due to lower salary and wage expenses.

Depreciation and Amortization expense increased $5.1 million, or 18 percent, from 2014 primarily due to additional property, plant and equipment in service.

Interest Expense increased $1.1 million, or 9 percent, from 2014 primarily due to higher average long-term debt balances.

Income Tax Expense decreased $4.1 million, or 31 percent, from 2014 primarily due to increased production tax credits as a result of the completion of the Bison Wind Energy Center in December 2014.

ALLETE Clean Energy

Quarter Ended September 30,	2015	2014
Millions
Operating Revenue	$151.1	$6.8
Net Income Attributable to ALLETE	$13.2	$0.5

Operating Revenue increased $144.3 million from 2014 primarily due to the recognition of revenue from the development and construction of a wind facility under the percentage of completion method of accounting for contracts which amounted to $135.9 million. The development and construction of the wind facility is expected to be completed in December 2015 and will be sold to Montana-Dakota Utilities for approximately $200 million. (See Note 4. Acquisitions.) The acquisitions of Storm Lake I in December 2014, Chanarambie/Viking in April 2015, and Armenia Mountain in July 2015 also contributed to the increase in revenue for the third quarter of 2015 compared to the same period in 2014.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2015 AND 2014 (Continued)
ALLETE Clean Energy (Continued)

	Quarter Ended September 30,
	2015		2014
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	48.4	$2.8	46.4	$2.9
Storm Lake II	31.5	2.4	25.1	2.3
Condon	17.4	1.6	16.7	1.6
Storm Lake I	36.5	2.6	—	—
Chanarambie/Viking	46.0	3.0	—	—
Armenia Mountain	33.7	2.8	—	—
Development Fee	—	135.9	—	—
Total	213.5	$151.1	88.2	$6.8

Net Income Attributable to ALLETE increased $12.7 million from 2014. Net income in 2015 included $12.3 million due to the recognition of earnings from the development and construction of a wind facility under the percentage of completion method of accounting for contracts, and $1.3 million related to income generated from the operations of wind energy facilities which were acquired subsequent to September 30, 2014. In 2015, net income also included $0.9 million of after-tax expense, or $0.02 per share, for acquisition costs relating to the acquisition of Armenia Mountain on July 1, 2015.

U.S. Water Services

Quarter Ended September 30,	2015
Millions
Operating Revenue	$36.1
Net Income Attributable to ALLETE	$1.0

Operating Revenue was $36.1 million for the quarter ended September 30, 2015. Revenue from chemical sales and related services, which includes recurring revenue contracts for the delivery and service of chemicals, amounted to $27.8 million for the quarter ended September 30, 2015. Revenue from equipment and related services, which includes sales of water treatment equipment, amounted to $8.3 million for the quarter ended September 30, 2015. U.S. Water Services strives to provide a full-service product offering to customers including equipment, chemicals, engineering and service.

Net Income Attributable to ALLETE was $1.0 million for the quarter ended September 30, 2015. Net income included $0.6 million of after-tax expense related to purchase accounting for inventories and sales backlog; the total impact of this purchase accounting adjustment was $2.5 million after-tax, and is expected to be recognized through the first quarter of 2016.

Corporate and Other

Operating Revenue decreased $1.2 million, or 5 percent, from 2014 primarily due to a decrease in sales at ALLETE Properties.

Net Income Attributable to ALLETE increased $2.2 million from 2014 primarily due to lower state income tax expense partially offset by accretion expense resulting from the U.S. Water Services contingent consideration liability.

Income Taxes – Consolidated

For the quarter ended September 30, 2015, the effective tax rate was 19.3 percent (24.4 percent for the quarter ended September 30, 2014). The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 11. Income Tax Expense.)

ALLETE, Inc. Third Quarter 2015 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(See Note 2. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2015	2014
Millions
Operating Revenue	$743.0	$749.6
Fuel and Purchased Power	242.9	268.7
Transmission Services	40.1	33.2
Cost of Sales	6.0	13.8
Operating and Maintenance	171.2	180.2
Depreciation and Amortization	99.4	86.9
Taxes Other than Income Taxes	34.6	31.4
Operating Income	148.8	135.4
Interest Expense	(40.9)	(36.4)
Equity Earnings in ATC	14.1	15.6
Other Income	2.6	5.9
Income Before Non-Controlling Interest and Income Taxes	124.6	120.5
Income Tax Expense	16.5	28.9
Net Income Attributable to ALLETE	$108.1	$91.6

Operating Revenue decreased $6.6 million, or 1 percent, from 2014 primarily due to lower fuel adjustment clause recoveries, gas sales, and financial incentives under the Minnesota Conservation Improvement Program, partially offset by higher cost recovery rider revenue and kWh sales.

Fuel adjustment clause recoveries decreased $30.1 million due to lower fuel and purchased power costs attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Gas sales at SWL&P decreased $8.9 million from 2014 as a result of unseasonably cold weather during the first half of 2014. (See Cost of Sales.)

Financial incentives under the Minnesota Conservation Improvement Program decreased $2.5 million from 2014 as a result of annual limits placed on the recoveries beginning in 2015.

Cost recovery rider revenue increased $16.3 million primarily due to the completion of the Bison Wind Energy Center and CapX2020 projects as well as higher capital expenditures related to the Boswell Unit 4 environmental upgrade.

Revenue from Regulated Operations increased $15.1 million due to a 4.5 percent increase in kWh sales. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and increased 46.8 percent in 2015 compared to 2014 primarily due to the commencement of the Minnkota Power sales agreement on June 1, 2014. (See Note 15. Commitments, Guarantees and Contingencies.) Sales to our residential and municipal customers have been impacted as a result of unseasonably cold temperatures in 2014 compared to the same period in 2015. Heating degree days in Duluth, Minnesota, were approximately 15 percent lower in the first nine months of 2015 compared to the same period in 2014. Sales to our industrial customers decreased 8.2 percent primarily due to reduced taconite production. Revenue from industrial customers did not necessarily decline in proportion to the decline in kWh sales as power nominations for the nine months ended September 30, 2015, were similar to the same period in 2014.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Quantity	%
Nine Months Ended September 30,	2015	2014	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	833	891	(58)	(6.5)%
Commercial	1,106	1,097	9	0.8%
Industrial	5,063	5,515	(452)	(8.2)%
Municipal	629	643	(14)	(2.2)%
Total Retail and Municipal	7,631	8,146	(515)	(6.3)%
Other Power Suppliers	3,056	2,082	974	46.8%
Total Regulated Utility Kilowatt-hours Sold	10,687	10,228	459	4.5%

Revenue from electric sales to taconite/iron concentrate customers accounted for 23 percent of Regulated Operations operating revenue in 2015 (26 percent in 2014). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 8 percent of Regulated Operations operating revenue in 2015 (8 percent in 2014). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of Regulated Operations operating revenue in 2015 (7 percent in 2014).

Revenue to our wholesale customers under our formula based rates increased $4.9 million primarily due to additional renewable, environmental and other investments.

Transmission revenue increased $1.4 million primarily due to higher MISO-related revenue, which was partially offset by an estimated refund for MISO transmission revenue due to the MISO return on equity complaints. (See Operating Expenses - Cost of Sales and Note 7. Regulatory Matters.)

Operating Expenses decreased $20.0 million, or 3 percent, from 2014.

Fuel and Purchased Power expense decreased $25.8 million, or 10 percent, from 2014 primarily due to lower purchased power and fuel prices in 2015 compared to 2014, partially offset by higher kWh sales in 2015. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Transmission Services expense increased $6.9 million, or 21 percent, from 2014 primarily due to higher MISO-related expense, which was partially offset by an estimated refund for MISO transmission expense due to the MISO return on equity complaints. (See Operating Revenue and Note 7. Regulatory Matters.)

Cost of Sales decreased $7.8 million, or 57 percent, from 2014 due to lower purchased gas at SWL&P. (See Operating Revenue.)

Operating and Maintenance expense decreased $9.0 million, or 5 percent, from 2014 due to a $4.2 million expense that was recorded in the second quarter of 2014 to reflect a liability associated with environmental mitigation projects required as part of an EPA NOV Consent Decree settlement. Also contributing to the decrease in operating and maintenance expense were lower salary and wage expenses.

Depreciation and Amortization expense increased $12.5 million, or 14 percent, from 2014 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $3.2 million, or 10 percent, from 2014 primarily due to higher property tax expenses resulting from higher taxable plant and rates.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Continued)
Regulated Operations (Continued)

Interest Expense increased $4.5 million, or 12 percent, from 2014 primarily due to higher average long-term debt balances.

Equity Earnings in ATC decreased $1.5 million, or 10 percent, from 2014 primarily due to a $2.0 million expense related to the MISO return on equity complaints, of which $1.1 million was attributable to ATC’s change in estimate of a refund liability relating to prior years. (See Note 8. Investment in ATC.)

Other Income decreased $3.3 million, or 56 percent, from 2014 primarily due to lower AFUDC–Equity.

Income Tax Expense decreased $12.4 million, or 43 percent, from 2014 primarily due to increased production tax credits as a result of the completion of the Bison Wind Energy Center in December 2014.

ALLETE Clean Energy

Nine Months Ended September 30,	2015	2014
Millions
Operating Revenue	$197.5	$22.6
Net Income Attributable to ALLETE	$18.7	$1.2

Operating Revenue increased $174.9 million from 2014 primarily due to the recognition of revenue from the development and construction of a wind facility under the percentage of completion method of accounting for contracts which amounted to $156.4 million. The development and construction of the wind facility is expected to be completed in December 2015 and will be sold to Montana-Dakota Utilities for approximately $200 million. (See Note 4. Acquisitions.) The acquisitions of Storm Lake I in December 2014, Chanarambie/Viking in April 2015, and Armenia Mountain in July 2015 also contributed to the increase in revenue for the nine months ended September 30, 2015, compared to the same period in 2014.

	Nine Months Ended September 30,
	2015		2014
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	196.8	$10.1	176.7	$9.3
Storm Lake II	129.6	8.4	112.3	7.7
Condon	55.1	5.1	61.8	5.6
Storm Lake I	161.4	8.8	—	—
Chanarambie/Viking	99.5	5.9	—	—
Armenia Mountain	33.7	2.8	—	—
Development Fee	—	156.4	—	—
Total	676.1	$197.5	350.8	$22.6

Net Income Attributable to ALLETE increased $17.5 million from 2014. Net income in 2015 included $13.7 million due to the recognition of earnings from the development and construction of a wind facility under the percentage of completion method of accounting for contracts, and $5.6 million related to income generated from the operations of wind energy facilities which were acquired subsequent to September 30, 2014. Net income also included $1.8 million of after-tax expense, or $0.04 per share, for acquisition costs relating to the acquisitions of the Chanarambie/Viking and Armenia Mountain wind energy facilities.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Continued)

U.S. Water Services

For the period from February 10, 2015 to September 30,	2015
Millions
Operating Revenue	$86.0
Net Income Attributable to ALLETE	$1.5

Operating Revenue was $86.0 million for the period from February 10, 2015, to September 30, 2015. Revenue from chemical and related services, which includes recurring revenue contracts for the delivery and service of chemicals, amounted to $66.6 million for the period from February 10, 2015, to September 30, 2015. Revenue from equipment and related services, which includes sales of water treatment equipment, amounted to $19.4 million for the period from February 10, 2015, to September 30, 2015. U.S. Water Services strives to provide a full-service product offering to customers including equipment, chemicals, engineering and service.

Net Income Attributable to ALLETE was $1.5 million for the period from February 10, 2015, to September 30, 2015. Net income included $1.6 million of after-tax expense related to purchase accounting for inventories and sales backlog; the total impact of this purchase accounting adjustment was $2.5 million after-tax, and is expected to be recognized through the first quarter of 2016.

Corporate and Other

Operating Revenue increased $5.4 million, or 7 percent, from 2014 primarily due to an increase in revenue at BNI Coal, which operates under cost-plus fixed fee contracts, as a result of higher expenses and more coal delivered in 2015 which was partially offset by a decrease in sales at ALLETE Properties.

Net Income Attributable to ALLETE decreased $4.6 million from 2014 primarily due to a $3.0 million after-tax expense, or $0.06 per share, for acquisition costs for the acquisition of U.S. Water Services and accretion expense resulting from the U.S. Water Services contingent consideration liability.

Income Taxes – Consolidated

For the nine months ended September 30, 2015, the effective tax rate was 18.0 percent (22.7 percent for the nine months ended September 30, 2014). The decrease in the effective tax rate from September 30, 2014, was primarily due to increased production tax credits. The effective rate deviated from the statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 11. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2014. As a result of our acquisition of U.S. Water Services on February 10, 2015, the valuation of intangible assets and goodwill are considered critical accounting policies.

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

ALLETE, Inc. Third Quarter 2015 Form 10-Q

CRITICAL ACCOUNTING POLICIES (Continued)

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets of acquired businesses. In accordance with GAAP, goodwill is not amortized. The Company assesses whether there has been an impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our Consolidated Balance Sheet and the judgment required in determining fair value, including projected future cash flows. The results of our annual impairment test are discussed in Note 6. Fair Value in this Form 10-Q. Goodwill was $131.0 million and $2.9 million as of September 30, 2015, and December 31, 2014, respectively.

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements and trademarks and trade names. Intangible assets with definite lives consist of customer relationships, patents, and non-compete agreements, which are amortized on a straight-line or accelerated basis with estimated useful lives ranging from approximately 3 years to approximately 22 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets consist of trademarks and trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of an appropriate discount rate, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test are discussed in Note 6. Fair Value in this Form 10-Q. Actual results may differ from our estimates due to a number of risk factors, including those which are discussed in Item 1A, "Risk Factors" in this Form 10-Q. Intangible assets, net of accumulated amortization, were $81.9 million and $1.9 million as of September 30, 2015, and December 31, 2014, respectively.

OUTLOOK

For additional information see our 2014 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average earnings per share growth of a minimum of 5 percent per year and providing a dividend payout competitive with our industry.

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

In February 2015, ALLETE acquired U.S. Water Services, consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services to complement its core regulated utility, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. ALLETE will now focus its energy infrastructure and related service efforts on ALLETE Clean Energy and U.S. Water Services. ALLETE Clean Energy has a growing portfolio of wind energy facilities, and U.S. Water Services provides integrated water management to a growing base of industrial and commercial customers. ALLETE’s Energy Infrastructure and Related Services businesses primarily have contracted or recurring revenue.

ALLETE is focused on providing sustainable solutions to our customers, as exemplified by the EnergyForward and Power of One initiatives at Minnesota Power, renewable energy investments at ALLETE Clean Energy, and investment in U.S. Water Services.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

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

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, and pipeline industries. Approximately 44 percent of our Regulated Utility kWh sales in the nine months ended September 30, 2015 (51 percent in the nine months ended September 30, 2014) were made to our industrial customers in these industries.

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute (AISI), an association of North American steel producers, reported that U.S. raw steel production operated at approximately 73 percent of capacity during the first nine months of 2015 compared to 77 percent in the first nine months of 2014. Many steel producers have reduced production this year, citing higher levels of imports and lower prices. Some Minnesota taconite and iron concentrate producers have reduced production in response to declining U.S. taconite demand primarily resulting from the higher level of imports and lower prices.

Our taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in our taconite customers’ production would impact our annual earnings per share by approximately $0.03, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead us to file a rate case to recover lost revenue.

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

USS Corporation. On July 31, 2015, Minnesota Power received near full demand nominations for September through December 2015 from USS Corporation. In the second quarter of 2015, USS Corporation temporarily idled its Minnesota Ore Operations - Keetac plant in Keewatin, Minnesota, and a portion of its Minnesota Ore Operations - Minntac plant in Mountain Iron, Minnesota. These actions were due to its current inventory levels and ongoing adjustment of its steel producing operations throughout North America. Global influences in the market, including a higher level of imports, unfairly traded products and reduced steel prices, were cited as having an impact. In the third quarter of 2015, USS Corporation returned its Minntac plant to full production. USS Corporation’s Keetac plant remains idled. Both facilities are Large Power Customers of Minnesota Power.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

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

United Taconite. In August 2015, Cliffs Natural Resources Inc. (Cliffs) temporarily idled its United Taconite plant in Eveleth, Minnesota, citing high levels of inventories, lower demand from its customers, and the high rate of imported steel. Cliffs has said the plant will return to production as soon as demand from customers returns. Cliffs also stated that the idling offers a chance to start reworking the plant to produce a fully fluxed taconite pellet. That new product will replace a flux pellet now made at Cliffs’ Empire operation in Michigan which is scheduled to shut down at the end of 2016. United Taconite produced approximately 4.9 million tons of taconite in 2014.

Steel Dynamics. On May 26, 2015, Steel Dynamics announced the decision to idle its Minnesota Operations for an initial 24-month period. Its Minnesota Operations include Mesabi Nugget and Mining Resources, both of which are Minnesota Power retail customers. Steel Dynamics cited the significant decline in pig iron pricing as the reason behind its decision. Mesabi Nugget and Mining Resources account for a combined 30 MW of load for Minnesota Power when fully operational.

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

PolyMet. Minnesota Power has a long-term contract with PolyMet, which is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. On June 22, 2015, PolyMet announced the preliminary final EIS has been completed and is undergoing review by state and federal agencies prior to publication of the final EIS in the Federal Register and Minnesota Environmental Quality Board Monitor, which is expected in November 2015. Following publication, the final EIS requires an adequacy decision by the Minnesota Department of Natural Resources and Records of Decision by the federal agencies before final action can be taken on the required permits to construct and operate the mining operation, both of which are expected in 2016. Minnesota Power could supply between 45 MW and 50 MW of load under a ten-year power supply contract that would begin upon start-up of the mining operations.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Enbridge. Minnesota Power has a long-term contract with Enbridge that extends through December 31, 2020. Enbridge owns and operates a crude oil and liquids transportation system in North America including in our service territories. Enbridge recently completed an expansion at two pumping stations located in Minnesota Power’s service territory in Deer River and Floodwood, Minnesota resulting in load growth of approximately 15 MW since the expansion was completed. Enbridge plans to construct a pipeline connecting its Beaver Lodge Station, near Tioga, North Dakota, to an existing terminal in Superior, Wisconsin (Sandpiper). On June 5, 2015, the MPUC granted the certificate of need for the pipeline, but on September 14, 2015, the Minnesota Court of Appeals reversed the MPUC’s decision and remanded this proceeding directing that an EIS be completed before a final decision is made on the certificate of need. Enbridge is also planning a replacement of its Line 3 pipeline running from Canada, through Minnesota, and into its Superior terminal. Upon completion and full operation of the Sandpiper and Line 3 replacement projects, expected by 2018, we anticipate supplying between 15 MW and 25 MW of additional load at SWL&P.

EnergyForward. In January 2013, Minnesota Power announced EnergyForward, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind and hydroelectric power, the addition of natural gas as a generation fuel source, and the installation of emissions control technology. Significant elements of the EnergyForward plan include:

•	Major wind investments in North Dakota. The Bison Wind Energy Center added 205 MW of capacity in the fourth quarter of 2014, bringing total capacity to 497 MW. (See Renewable Energy.)

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

On July 9, 2015, Minnesota Power announced the next steps in its EnergyForward plan, which will reduce carbon emissions, increase the use of renewable resources and add natural gas to meet customer electric service needs in a balanced, reliable and cost-effective way. Significant additional elements of the plan include:

•	Economic idling of Taconite Harbor Units 1 and 2 in the fall of 2016 and the ceasing of coal-fired operations there in 2020.

•	Adding between 200 MW and 300 MW of cleaner and flexible natural gas-fired generation to Minnesota Power’s portfolio within the next decade.

•	Building both large and small scale solar generation.

•	Expanding the potential for additional energy efficiency savings.

Integrated Resource Plan. In a November 2013 order, the MPUC approved Minnesota Power’s 2013 Integrated Resource Plan which detailed elements of its EnergyForward strategic plan, announced in January 2013. On September 1, 2015, Minnesota Power filed its 2015 Integrated Resource Plan with the MPUC which contains the next steps in its EnergyForward strategic plan, and includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class.

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of electric utilities’ total retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. The law also requires electric utilities to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power’s 2015 Integrated Resource Plan, which was filed with the MPUC on September 1, 2015, includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. (See EnergyForward.)

Minnesota Power continues to execute its renewable energy strategy through key renewable projects that will ensure we meet the identified state mandate at the lowest cost for customers. Minnesota Power exceeded the interim milestone requirements to date and expects approximately 25 percent of its total retail and municipal energy sales will be supplied by renewable energy sources in 2015.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Minnesota Solar Energy Standard. In May 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain industrial customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kilowatts or less. Minnesota Power is in the process of evaluating the potential impact of this legislation on its operations; however, any costs are expected to be recovered in customer rates.

Wind Energy. Minnesota Power’s wind energy facilities consist of the 497 MW Bison Wind Energy Center located in North Dakota, which was placed in service in various phases between 2010 and 2014, and the 25 MW Taconite Ridge Energy Center located in northeastern Minnesota. Minnesota Power also has two long-term wind PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota.

Customer billing rates for the Bison Wind Energy Center were approved by the MPUC in an order dated May 22, 2015. In November 2014, Minnesota Power filed a renewable resources factor filing which includes updated costs associated with Bison. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

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

In May 2011, Minnesota Power and Manitoba Hydro signed an additional long-term PPA. The PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The agreement is subject to construction of additional transmission capacity between Manitoba and the U.S., along with construction of new hydroelectric generating capacity in Manitoba. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the additional transmission capacity in Canada to Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in the third quarter of 2014. The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

In July 2014, Minnesota Power and Manitoba Hydro signed a long-term PPA that provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The agreement was approved by the MPUC in an order dated January 30, 2015, and is subject to the construction of the GNTL. (See Transmission.)

Hydro Operations. On February 13, 2015, Minnesota Power supplemented its November 2014 renewable resources factor filing to include costs associated with the restoration and repair of Thomson. In an order dated March 5, 2015, the MPUC approved Minnesota Power’s petition seeking cost recovery of investments and expenditures related to the restoration and repair of Thomson through a renewable resources rider.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Boswell Mercury Emissions Reduction Plan. Minnesota Power is implementing a mercury emissions reduction project for Boswell Unit 4 in order to comply with the Minnesota Mercury Emissions Reduction Act and the Federal MATS rule. In August 2012, Minnesota Power filed its mercury emissions reduction plan for Boswell Unit 4 with the MPUC and the MPCA. Costs to implement the Boswell Unit 4 mercury emissions reduction plan are included in the estimated capital expenditures required for compliance with the MATS rule and are estimated to be approximately $260 million, of which approximately $207 million was spent through September 30, 2015. Project completion is expected in the first quarter of 2016. In a November 2013 order, the MPUC approved the Boswell Unit 4 mercury emissions reduction plan and cost recovery, establishing an environmental improvement rider. Customer billing rates for the environmental improvement rider were approved by the MPUC in an order dated August 24, 2015. On September 30, 2015, Minnesota Power filed an updated environmental improvement factor filing which included updated costs associated with Boswell Unit 4. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

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

On April 2, 2015, the CapX2020 transmission line project from Fargo, North Dakota, to St. Cloud, Minnesota, was completed and placed into service. Minnesota Power previously participated in two additional CapX2020 projects which were completed and placed into service in 2011 and 2012.

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

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in an order dated June 30, 2015. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In a July 2014 order, the MPUC determined the route permit application to be complete. On October 30, 2015, the Minnesota Department of Commerce and the U.S. Department of Energy released the final EIS for the GNTL. A decision on the route permit by the MPUC is expected in the first quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in the third quarter of 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, depending on the final route of the line. Minnesota Power is expected to have majority ownership of the transmission line.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

Investment in ATC. As of September 30, 2015, our equity investment in ATC was $126.0 million, representing an approximate 8 percent ownership interest. ATC’s 10-year transmission assessment, which covers the years 2015 through 2024, identifies a need for between $3.7 billion and $4.5 billion in transmission system investments. These investments by ATC are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC. In the first nine months of 2015, we invested $1.2 million in ATC, and on October 29, 2015, we invested an additional $0.4 million. We do not expect to make any additional investments in 2015. (See Note 8. Investment in ATC.)

Our equity earnings in ATC for the nine months ended September 30, 2015, were $14.1 million and reflected a $2.0 million reduction related to complaints filed with the FERC by several customer groups located within the MISO service area; of which $1.1 million was attributable to ATC’s change in estimate of a refund liability relating to prior years. The groups requested, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15 percent. ATC's current authorized return on equity is 12.2 percent. On February 12, 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million on an after-tax basis ($0.9 million pre-tax).

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy was established in 2011, and specializes in developing, acquiring and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates approximately 535 MW of wind generation in four states that are under long-term power sales agreements. In addition, ALLETE Clean Energy is developing and constructing a 107 MW wind facility for sale to Montana-Dakota Utilities; construction and sale is expected to be complete in December 2015.

ALLETE Clean Energy believes the market for renewable energy in North America is robust, driven by several factors including environmental regulation, tax incentives, societal expectations and continual technology advances. The recent Clean Power Plan is an example of an environmental regulation that we believe will drive renewable energy development.

ALLETE Clean Energy’s strategy includes the safe, reliable, optimal and profitable operation of its existing facilities. This includes a strong safety culture, the continuous pursuit of operational efficiencies at existing facilities, and cost controls. While ALLETE Clean Energy generally acquires facilities in liquid power markets, ALLETE Clean Energy’s strategy also includes the exploration of power sales agreement extensions upon expiration of existing contracts.

ALLETE Clean Energy will pursue steady growth through acquisitions or project development for others. ALLETE Clean Energy is targeting acquisitions of existing facilities with a purchase price in the $50 million to $100 million range, and which have long-term power sales agreements in place for the facility’s output. At this time, ALLETE Clean Energy expects acquisitions will be primarily wind or solar facilities in North America within liquid power markets.

ALLETE Clean Energy will manage risk by having a diverse portfolio of assets, which will include power sales contract expiration and geographic diversity. The current mix of power sales agreement expiration and geographic location is as follows:

Facility	Location	Capacity MW	PPA MW	PPA Expiration
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PPA 1			90%	2019
PPA 2			10%	2032
Condon	Oregon	50	100%	2022
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PPA 1			12%	2018
PPA 2			88%	2023

ALLETE, Inc. Third Quarter 2015 Form 10-Q

OUTLOOK (Continued)

U.S. Water Services.

On February 10, 2015, ALLETE acquired U.S. Water Services. Headquartered in St. Michael, Minnesota, U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services is a nationwide service provider located in 49 states and Canada and has an established base of 3,800 customers. U.S. Water Services differentiates itself from the competition by developing unexpected synergies between established solutions in engineering, equipment, and chemical water treatment and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the food and beverage, industrial, power generation, and midstream oil and gas industries. U.S. Water Services has demonstratively recurring revenue.

Our strategy is to grow U.S. Water Services’ North American presence by adding customers, products, and new geographies. We believe water scarcity and a growing emphasis on conservation will continue to drive significant growth in the industrial, commercial, and governmental sectors leading to organic revenue growth for U.S. Water Services. U.S. Water Services also expects to pursue periodic strategic tuck-in acquisitions with a purchase price in the $10 million to $50 million range. Priority will be given to acquisitions which expand its geographic reach, add new technology, or deepen its capabilities to serve its expanding customer base.

Corporate and Other.

BNI Coal. BNI Coal anticipates selling 4.4 million tons of coal in 2015 (4.0 million tons were sold in 2014) and has sold 3.3 million tons through September 30, 2015 (2.8 million tons were sold as of September 30, 2014). BNI Coal operates under cost-plus fixed fee agreements extending through December 31, 2037.

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

ALLETE Properties’ two major development projects are Town Center and Palm Coast Park. Another major project, Ormond Crossings, is in the permitting stage. The City of Ormond Beach, Florida, approved a development agreement for Ormond Crossings which will facilitate development of the project as currently planned. Separately, the Lake Swamp wetland mitigation bank was permitted on land that was previously part of Ormond Crossings.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

OUTLOOK (Continued)
Corporate and Other (Continued)

Summary of Development Projects (100% Owned)		Residential	Non-residential
As of September 30, 2015	Acres (a)	Units (b)	Sq. Ft. (b)
Current Development Projects
Town Center	958	2,359	2,236,700
Palm Coast Park	3,771	3,746	3,096,800
Total Current Development Projects	4,729	6,105	5,333,500

Planned Development Project
Ormond Crossings	2,883	2,950	3,215,000
Other
Lake Swamp Wetland Mitigation Project	3,050	(c)	(c)
Total of Development Projects	10,662	9,055	8,548,500

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands.

(b)	Units and square footage are estimated. Density at build out may differ from these estimates.

(c)
The Lake Swamp wetland mitigation bank is a permitted, regionally significant wetlands mitigation bank. Wetland mitigation credits will be used at Ormond Crossings and are available-for-sale to developers of other projects that are located in the bank’s service area.

In addition to the three development projects and the mitigation bank, ALLETE Properties has 1,650 acres of other land available-for-sale.

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2015. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC–Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income from operations before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations and configuration changes, tax planning initiatives and resolution of prior years’ tax matters. Primarily due to increased production tax credits as a result of wind generation, we expect our effective tax rate to be approximately 20 percent for 2015. We also expect that our effective tax rate will be lower than the statutory rate over the next ten years due to production tax credits attributable to our wind generation. (See Note 11. Income Tax Expense.)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2015, we had cash and cash equivalents of $103.0 million, $384.6 million in available consolidated lines of credit and a debt-to-capital ratio of 47 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2015%		December 31, 2014%
Millions
ALLETE Equity	$1,821.7	53	$1,609.4	54
Non-Controlling Interest	1.7	—	1.8	—
Long-Term Debt (Including Current Maturities)	1,598.1	47	1,373.5	46
Notes Payable	—	—	3.7	—
	$3,421.5	100	$2,988.4	100

ALLETE, Inc. Third Quarter 2015 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2015	2014
Millions
Cash and Cash Equivalents at Beginning of Period	$145.8	$97.3
Cash Flows from (used for)
Operating Activities	254.6	212.1
Investing Activities	(534.3)	(458.5)
Financing Activities	236.9	299.6
Change in Cash and Cash Equivalents	(42.8)	53.2
Cash and Cash Equivalents at End of Period	$103.0	$150.5

Operating Activities. Cash from operating activities was $254.6 million for the nine months ended September 30, 2015 ($212.1 million for the nine months ended September 30, 2014). Cash from operating activities was higher in 2015 primarily due to higher net income and non-cash items (primarily depreciation expense), partially offset by higher fuel inventories.

Investing Activities. Cash used for investing activities was $534.3 million for the nine months ended September 30, 2015 ($458.5 million for the nine months ended September 30, 2014). The increase in cash used for investing activities was primarily due to the U.S. Water Services acquisition in February 2015 and acquisitions by ALLETE Clean Energy in 2015, which were partially offset by lower capital expenditures in 2015.

Financing Activities. Cash from financing activities was $236.9 million for the nine months ended September 30, 2015 ($299.6 million for the nine months ended September 30, 2014). The decrease in cash from financing activities was primarily due to lower proceeds from the issuance of long-term debt, net of repayments, in 2015, partially offset by higher proceeds from the issuance of common stock in 2015.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit or the sale of securities or commercial paper. As of September 30, 2015, we had available consolidated bank lines of credit aggregating $384.6 million ($357.2 million available as of December 31, 2014), the majority of which expire in November 2018. In addition, as of September 30, 2015, we had 1.9 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 4.0 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in February 2015, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 4.0 million remain available for issuance. For the nine months ended September 30, 2015, 1.3 million shares of common stock were issued under this agreement, resulting in net proceeds of $69.9 million (0.6 million shares were issued for the nine months ended September 30, 2014, resulting in net proceeds of $26.9 million). The shares issued in 2015 were offered and sold pursuant to Registration Statement No. 333-190335.

During the nine months ended September 30, 2015, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $19.9 million (0.3 million shares were issued for the nine months ended September 30, 2014, resulting in net proceeds of $16.8 million). These shares of common stock were registered under Registration Statement Nos. 333-188315, 333-183051 and 333-162890.

In February 2014, ALLETE entered into a confirmation of forward sale agreement (Agreement) with a forward counterparty in connection with a public offering of 2.8 million shares of ALLETE common stock. Pursuant to the Agreement, the forward counterparty (or its affiliate) borrowed 2.8 million shares of ALLETE common stock from third parties and sold them to the underwriters. The forward sale price was $48.01 per share, subject to adjustment as provided in the Agreement. In September 2014, ALLETE physically settled a portion of its obligations under the Agreement by delivering approximately 1.4 million shares of common stock in exchange for cash proceeds of $65.0 million, and on February 4, 2015, ALLETE physically settled the remaining portion of its obligation under the Agreement by delivering approximately 1.4 million shares of common stock in exchange for cash proceeds of $65.4 million.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

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

On August 25, 2015, the Company entered into a $125 million Term Loan Agreement with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and Bank of America, N.A., as a lender (Term Loan). Proceeds from the Term Loan will be used for general corporate purposes, including the refinancing of the $75 million Term Loan Agreement due August 25, 2015. (See Note 9. Short-Term and Long-Term Debt.)

On September 24, 2015, we issued $100 million of ALLETE first mortgage bonds (Bonds) in the private placement market in two series. The Company intends to use the proceeds from the sale of the Bonds to fund utility capital expenditures and/or for general corporate purposes. (See Note 9. Short-Term and Long-Term Debt.)

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

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2014 Form 10-K, with additional disclosure in Note 15. Commitments, Guarantees and Contingencies.

Capital Requirements. Our capital expenditures for 2015 are expected to be approximately $280 million. For the nine months ended September 30, 2015, capital expenditures totaled $184.9 million ($467.6 million for the nine months ended September 30, 2014). The expenditures were primarily made in the Regulated Operations segment.

OTHER

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. Due to future restrictive environmental requirements through legislation and/or rulemaking, we anticipate that potential expenditures for environmental matters will be material and will require significant capital investments. Environmental Matters are summarized in our 2014 Form 10-K, with additional disclosure in Note 15. Commitments, Guarantees and Contingencies.

Employees.

Minnesota Power and SWL&P have an aggregate of 562 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Coal has 173 employees, of which 127 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. At September 30, 2015, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 3. Investments.)

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at September 30, 2015, and assuming no other changes to our financial structure, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.9 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2015, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 5. Regulatory Matters and Note 12. Commitments, Guarantees and Contingencies to our Consolidated Financial Statements in the 2014 Form 10-K and Note 7. Regulatory Matters and Note 15. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

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

We had approximately $213 million of goodwill and intangible assets recorded on our Consolidated Balance Sheet as of September 30, 2015, primarily relating to our acquisition of U.S. Water Services on February 10, 2015. If we make changes in our business strategy or if market or other conditions adversely affect operations of our Energy Infrastructure and Related Services businesses, we may be required to record an impairment charge. Declines in projected operating cash flows at certain of our reported units may result in goodwill impairments. Depending on the amount of the impairment, an impairment could have a material adverse effect on our results of operations.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Third Quarter 2015 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4(a)	Thirty-eighth Supplemental Indenture, dated as of September 1, 2015, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Andres Serrano, as co-trustee.
4(b)
Term Loan Agreement dated as of August 25, 2015, among ALLETE, Inc., as Borrower, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Runner (filed as Exhibit 4 to the August 28, 2015, Form 8-K, File No. 1-3548).

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
99
ALLETE News Release dated November 3, 2015, announcing 2015 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. Third Quarter 2015 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 3, 2015	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Senior Vice President and Chief Financial Officer

November 3, 2015	/s/ Steven W. Morris
Steven W. Morris
Controller

ALLETE, Inc. Third Quarter 2015 Form 10-Q