Form 10-Q
period 2016-03-31
ALLETE INC
filed 2016-05-03
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

or

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

Common Stock, without par value,
49,256,265 shares outstanding
as of March 31, 2016

ALLETE, Inc. First Quarter 2016 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Coal, Ltd. d/b/a BNI Energy
Boswell	Boswell Energy Center
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
MACT	Maximum Achievable Control Technology
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)

ALLETE, Inc. First Quarter 2016 Form 10-Q

Abbreviation or Acronym	Term
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park	Palm Coast Park development project in Florida
Palm Coast Park District	Palm Coast Park Community Development District
PolyMet	PolyMet Mining Corp.
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Thomson	Thomson Energy Center
Town Center	Town Center at Palm Coast development project in Florida
Town Center District	Town Center at Palm Coast Community Development District
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation

ALLETE, Inc. First Quarter 2016 Form 10-Q

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

•
factors affecting Energy Infrastructure and Related Services businesses, including fluctuations in the volume of customer orders, unanticipated cost increases, changes in legislation and regulations impacting the industries in which the customers served operate, the effects of weather, creditworthiness of customers, ability to obtain materials required to perform services, and changing market conditions.

ALLETE, Inc. First Quarter 2016 Form 10-Q

Forward Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part 1, Item 1A, under the heading “Risk Factors” beginning on page 25 of the Form 10-K for the year ended December 31, 2015. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.

ALLETE, Inc. First Quarter 2016 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	March 31, 2016	December 31, 2015

Assets
Current Assets
Cash and Cash Equivalents	$97.0	$97.0
Accounts Receivable (Less Allowance of $1.2 and $1.0)	124.8	121.2
Inventories	116.0	117.1
Prepayments and Other	41.5	35.7
Total Current Assets	379.3	371.0
Property, Plant and Equipment – Net	3,642.3	3,669.1
Regulatory Assets	367.1	372.0
Investment in ATC	128.6	124.5
Other Investments	72.9	74.6
Goodwill and Intangible Assets – Net	213.9	215.2
Other Non-Current Assets	68.6	68.1
Total Assets	$4,872.7	$4,894.5
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$58.8	$88.8
Accrued Taxes	52.2	44.0
Accrued Interest	14.9	18.6
Long-Term Debt Due Within One Year	14.8	35.7
Notes Payable	0.7	1.6
Other	82.8	86.1
Total Current Liabilities	224.2	274.8
Long-Term Debt	1,551.3	1,556.7
Deferred Income Taxes	589.7	579.8
Regulatory Liabilities	102.2	105.0
Defined Benefit Pension and Other Postretirement Benefit Plans	205.7	206.8
Other Non-Current Liabilities	347.1	349.0
Total Liabilities	3,020.2	3,072.1
Commitments, Guarantees and Contingencies (Note 13)
Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 49.3 and 49.1 Shares Outstanding	1,281.0	1,271.4
Accumulated Other Comprehensive Loss	(24.7)	(24.5)
Retained Earnings	593.5	573.3
Total ALLETE Equity	1,849.8	1,820.2
Non-Controlling Interest in Subsidiaries	2.7	2.2
Total Equity	1,852.5	1,822.4
Total Liabilities and Equity	$4,872.7	$4,894.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Three Months Ended
	March 31,
	2016	2015

Operating Revenue	$333.8	$320.0
Operating Expenses
Fuel and Purchased Power	76.9	86.0
Transmission Services	16.8	14.9
Cost of Sales	33.3	31.2
Operating and Maintenance	78.1	79.7
Depreciation and Amortization	48.1	39.0
Taxes Other than Income Taxes	13.8	12.8
Total Operating Expenses	267.0	263.6
Operating Income	66.8	56.4
Other Income (Expense)
Interest Expense	(16.9)	(15.1)
Equity Earnings in ATC	4.8	3.9
Other	1.0	1.1
Total Other Expense	(11.1)	(10.1)
Income Before Non-Controlling Interest and Income Taxes	55.7	46.3
Income Tax Expense	9.3	6.2
Net Income	46.4	40.1
Less: Non-Controlling Interest in Subsidiaries	0.5	0.2
Net Income Attributable to ALLETE	$45.9	$39.9
Average Shares of Common Stock
Basic	49.2	46.9
Diluted	49.2	47.1
Basic Earnings Per Share of Common Stock	$0.93	$0.85
Diluted Earnings Per Share of Common Stock	$0.93	$0.85
Dividends Per Share of Common Stock	$0.52	$0.505
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Millions – Unaudited

	Three Months Ended
	March 31,
	2016	2015

Net Income	$46.4	$40.1
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Taxes of $(0.3) and $0.1	(0.4)	0.1
Unrealized Gain on Derivatives
Net of Income Taxes of $– and $–	—	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Taxes of $0.1 and $0.2	0.2	0.3
Total Other Comprehensive Income (Loss)	(0.2)	0.5
Total Comprehensive Income	46.2	40.6
Less: Non-Controlling Interest in Subsidiaries	0.5	0.2
Comprehensive Income Attributable to ALLETE	$45.7	$40.4
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Three Months Ended
	March 31,
	2016	2015

Operating Activities
Net Income	$46.4	$40.1
Allowance for Funds Used During Construction – Equity	(0.9)	(0.9)
Income from Equity Investments – Net of Dividends	(2.9)	(0.8)
Depreciation Expense	46.8	38.4
Amortization of Power Purchase Agreements	(5.6)	(4.9)
Amortization of Other Intangible Assets and Other Assets	2.3	0.8
Deferred Income Tax Expense	9.2	6.1
Share-Based Compensation Expense	0.6	0.6
ESOP Compensation Expense	—	2.4
Defined Benefit Pension and Postretirement Benefit Expense	1.3	3.8
Bad Debt Expense	0.6	0.2
Changes in Operating Assets and Liabilities
Accounts Receivable	(4.2)	7.8
Inventories	1.1	(8.8)
Prepayments and Other	0.1	(0.7)
Accounts Payable	(4.2)	(14.0)
Other Current Liabilities	0.9	(1.7)
Changes in Regulatory and Other Non-Current Assets	2.8	(4.1)
Changes in Regulatory and Other Non-Current Liabilities	(1.1)	7.5
Cash from Operating Activities	93.2	71.8
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.1	0.2
Payments for Purchase of Available-for-sale Securities	(0.3)	(0.4)
Acquisitions of Subsidiaries – Net of Cash Acquired	—	(166.9)
Investment in ATC	(1.2)	(0.4)
Changes to Other Investments	0.2	—
Additions to Property, Plant and Equipment	(42.4)	(88.2)
Construction Costs for Development Project	—	(0.2)
Cash for Investing Activities	(42.6)	(255.9)
Financing Activities
Proceeds from Issuance of Common Stock	9.0	141.5
Changes in Restricted Cash	(5.8)	(0.8)
Changes in Notes Payable	(0.9)	(3.4)
Repayments of Long-Term Debt	(26.6)	(2.0)
Acquisition-Related Contingent Consideration Payments	(0.6)	—
Dividends on Common Stock	(25.7)	(24.9)
Cash from (for) Financing Activities	(50.6)	110.4
Change in Cash and Cash Equivalents	—	(73.7)
Cash and Cash Equivalents at Beginning of Period	97.0	145.8
Cash and Cash Equivalents at End of Period	$97.0	$72.1
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Millions – Unaudited

	Total Shareholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock
Balance as of December 31, 2015	$1,820.2	$573.3	$(24.5)	$1,271.4
Comprehensive Income
Net Income	46.4	46.4
Other Comprehensive Income (Loss) – Net of Tax
Unrealized Loss on Securities – Net	(0.4)		(0.4)
Defined Benefit Pension and Other Postretirement Plans – Net	0.2		0.2
Total Comprehensive Income	46.2
Non-Controlling Interest in Subsidiaries	(0.5)	(0.5)
Total Comprehensive Income Attributable to ALLETE	45.7
Common Stock Issued – Net	9.6			9.6
Dividends Declared	(25.7)	(25.7)
Balance as of March 31, 2016	$1,849.8	$593.5	$(24.7)	$1,281.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2015, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2016, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the Consolidated Financial Statements and notes included in our 2015 Form 10-K.

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Inventories in our Regulated Operations and ALLETE Clean Energy segments are carried at an average cost basis. Inventories in our U.S. Water Services and Corporate and Other segments are carried at an average cost, first-in, first-out or specific identification basis.

Inventories	March 31, 2016	December 31, 2015
Millions
Fuel (a)	$56.5	$58.1
Materials and Supplies	49.0	49.1
Raw Materials	2.6	2.7
Work in Progress	0.8	—
Finished Goods	7.4	7.5
Reserve for Obsolescence	(0.3)	(0.3)
Total Inventories	$116.0	$117.1

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

Prepayments and Other Current Assets	March 31, 2016	December 31, 2015
Millions
Deferred Fuel Adjustment Clause	$12.4	$10.6
Restricted Cash (a)	11.5	5.6
Other	17.6	19.5
Total Prepayments and Other Current Assets	$41.5	$35.7

(a)	Restricted Cash includes collateral deposits required under ALLETE Clean Energy’s loan agreements and cash pledged as collateral for U.S. Water Services’ standby letters of credit.

Other Non-Current Assets.

Restricted Cash. Included in Other Non-Current Assets on the Consolidated Balance Sheet was restricted cash of $8.1 million as of March 31, 2016, and December 31, 2015, related to collateral deposits required under ALLETE Clean Energy’s loan agreements.

Other Current Liabilities	March 31, 2016	December 31, 2015
Millions
Customer Deposits	$14.0	$15.1
Power Purchase Agreements	23.6	23.3
Other	45.2	47.7
Total Other Current Liabilities	$82.8	$86.1

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Liabilities	March 31, 2016	December 31, 2015
Millions
Asset Retirement Obligation	$136.2	$131.4
Power Purchase Agreements	131.9	138.1
Contingent Consideration (a)	36.7	36.6
Other	42.3	42.9
Total Other Non-Current Liabilities	$347.1	$349.0

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 3. Acquisitions and Note 5. Fair Value.)

Supplemental Statement of Cash Flows Information.

Three Months Ended March 31,	2016	2015
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$19.6	$15.3
Cash Paid During the Period for Income Taxes	$0.1	$0.1
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(25.6)	$(32.2)
Capitalized Asset Retirement Costs	$3.5	$1.2
AFUDC–Equity	$0.9	$0.9
Contingent Consideration	—	$35.7

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of the financial statements issuance.

New Accounting Standards.

Amendments to the Consolidation Analysis. In February 2015, the FASB issued revised guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new standard affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This guidance was adopted in the first quarter of 2016 and did not have a material impact on our Consolidated Financial Statements.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In May 2015, the FASB issued an accounting standard update which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. The guidance applies to investments for which there is not a readily determinable fair value (market quote) or the investment is in a mutual fund without a publicly available net asset value. This guidance was adopted in the first quarter of 2016 and did not have a material impact on our Consolidated Financial Statements.

Presentation of Debt Issuance Costs. In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented on the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. This guidance was adopted in the first quarter of 2016 resulting in the reclassification of unamortized debt issuance costs from Other Non-Current Assets to Long-Term Debt on the Consolidated Balance Sheet. The effect of the adoption decreased Total Assets and Total Liabilities on ALLETE's Consolidated Balance Sheet by $12.6 million as of December 31, 2015.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Standards (Continued)

Leases. In February 2016, the FASB issued an accounting standard update which revises the existing guidance for leases. Under the revised guidance, lessees will be required to recognize a “right-of-use” asset and a lease liability for all leases with a term greater than 12 months. The new standard also requires additional quantitative and qualitative disclosures by lessees and lessors to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The accounting for leases by lessors and the recognition, measurement and presentation of expenses and cash flows from leases are not expected to significantly change as a result of the updated guidance. The revised guidance is effective for the Company beginning in the first quarter of 2019 with early adoption permitted. The Company is evaluating the impact of the amended lease guidance on the Company’s Consolidated Financial Statements.

NOTE 2.  INVESTMENTS

Investments. As of March 31, 2016, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans, and other assets consisting primarily of land in Minnesota.

Other Investments	March 31, 2016	December 31, 2015
Millions
ALLETE Properties	$49.1	$50.1
Available-for-sale Securities (a)	17.4	18.5
Cash Equivalents	2.5	2.0
Other	3.9	4.0
Total Other Investments	$72.9	$74.6

(a)
As of March 31, 2016, the aggregate amount of available-for-sale corporate debt securities maturing in one year or less was zero, in one year to less than three years was $1.6 million, in three years to less than five years was $4.1 million, and in five or more years was $4.7 million.

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to estimated fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairments were recorded for the three months ended March 31, 2016.

NOTE 3.  ACQUISITIONS

The acquisitions below are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its core regulated utility, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three months ended March 31, 2016 and 2015.

2015 Activity.

U.S. Water Services. In February 2015, ALLETE acquired U.S. Water Services. Total consideration for the transaction was $202.3 million, which included payment of $166.6 million in cash and an estimated fair value of earnings-based contingent consideration of $35.7 million, as estimated at the date of acquisition, to be paid through 2019. The contingent consideration is presented within Other Non-Current Liabilities on the Consolidated Balance Sheet. The Consolidated Statement of Income reflects 100 percent of the results of operations for U.S. Water Services since the acquisition date as the Company has acquired 100 percent of U.S. Water Services.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price accounting, which was finalized in 2015, is reflected in the following table. Fair value measurements were valued primarily using the discounted cash flow method.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 3.  ACQUISITIONS (Continued)
2015 Activity (Continued)

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

(a)
Included in Inventories was $2.7 million of fair value adjustments relating to work in progress and finished goods inventories which were recognized as Cost of Sales within one year from the acquisition date.

(b)
Included in Other Current Assets was $1.6 million relating to the fair value of sales backlog. Sales backlog was recognized as Cost of Sales within one year from the acquisition date. Also included in Other Current Assets was restricted cash of $2.1 million relating to cash pledged as collateral for standby letters of credit.

(c)	Intangible Assets include customer relationships, patents, non-compete agreements, and trademarks and trade names. (See Note 4. Goodwill and Intangible Assets.)

(d)	For tax purposes, the purchase price allocation resulted in $2.9 million of deductible goodwill.

Acquisition-related costs of $3.0 million after-tax were expensed as incurred during the first quarter of 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

Chanarambie/Viking. In April 2015, ALLETE Clean Energy acquired 100 percent of wind energy facilities in southern Minnesota (Chanarambie/Viking) from EDF Renewable Energy, Inc. for $48.0 million.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 3.  ACQUISITIONS (Continued)
2015 Activity (Continued)

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

Acquisition-related costs of $0.2 million after-tax were expensed as incurred during the second quarter of 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

Armenia Mountain. In July 2015, ALLETE Clean Energy acquired 100 percent of a wind energy facility located near Troy, Pennsylvania (Armenia Mountain) from The AES Corporation (AES) and a minority shareholder for $111.1 million, plus the assumption of existing debt.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 3.  ACQUISITIONS (Continued)
2015 Activity (Continued)

Acquisition-related costs of $1.6 million after-tax were expensed as incurred throughout the second and third quarters of 2015, and recorded in Operating and Maintenance on the Consolidated Statement of Income.

A and W Technologies. In November 2015, U.S. Water Services acquired 100 percent of A and W Technologies, Inc. (AWT). Total consideration for the transaction was $9.3 million, which included payment of $8.3 million in cash and a $1.0 million payment due in April 2017. AWT, similar to U.S. Water Services, is an integrated water management company and was acquired to expand U.S. Water Services’ regional footprint in the Southeastern United States.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price accounting, which was finalized in 2015, is reflected in the following table. Fair value measurements were valued primarily using the discounted cash flow method.

Millions
Assets Acquired
Current Assets	$1.0
Property, Plant and Equipment	0.1
Intangible Assets (a)	3.9
Goodwill (b)	4.4
Total Assets Acquired	$9.4
Liabilities Assumed
Current Liabilities	$0.1
Total Liabilities Assumed	$0.1
Net Identifiable Assets Acquired	$9.3

(a)	Intangible Assets include customer relationships and non-compete agreements. (See Note 4. Goodwill and Intangible Assets.)

(b)	For tax purposes, the purchase price allocation resulted in $4.4 million of deductible goodwill.

Acquisition-related costs were immaterial, expensed as incurred during the fourth quarter of 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

The aggregate carrying amount of goodwill was $130.6 million as of March 31, 2016, and December 31, 2015. There have been no changes to goodwill by reportable segment for the three months ended March 31, 2016.

Balances of intangible assets, net, excluding goodwill as of March 31, 2016, are as follows:

	December 31, 2015	Amortization	March 31, 2016
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$60.8	$(1.1)	$59.7
Developed Technology and Other (a)	7.2	(0.2)	7.0
Total Definite-Lived Intangible Assets	68.0	(1.3)	66.7
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	n/a	16.6
Total Intangible Assets	$84.6	$(1.3)	$83.3

(a)	Developed Technology and Other includes patents, non-compete agreements, and land easements.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS (Continued)

Customer relationships have a remaining useful life of approximately 22 years and developed technology and other have remaining useful lives ranging from approximately 3 years to approximately 13 years (weighted average of approximately 9 years). The weighted average remaining useful life of all definite-lived intangible assets as of March 31, 2016, is approximately 20 years.

Amortization expense of intangible assets for the three months ended March 31, 2016, was $1.3 million. Accumulated amortization was $5.4 million as of March 31, 2016 ($4.1 million as of December 31, 2015). The estimated amortization expense for definite-lived intangible assets for the remainder of 2016 is $3.8 million. Estimated annual amortization expense for definite-lived intangible assets is $5.0 million in 2017, $4.7 million in 2018, $4.4 million in 2019, $4.2 million in 2020 and $44.6 million thereafter.

NOTE 5. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 10. Fair Value to the Consolidated Financial Statements in our 2015 Form 10-K.

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016, and December 31, 2015. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of March 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.0	—	—	$7.0
Available-for-sale – Corporate Debt Securities	—	$10.4	—	10.4
Cash Equivalents	2.5	—	—	2.5
Total Fair Value of Assets	$9.5	$10.4	—	$19.9

Liabilities (b)
Deferred Compensation	—	$14.9	—	$14.9
U.S. Water Services Contingent Consideration	—	—	$36.7	36.7
Total Fair Value of Liabilities	—	$14.9	$36.7	$51.6
Total Net Fair Value of Assets (Liabilities)	$9.5	$(4.5)	$(36.7)	$(31.7)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.6	—	—	$7.6
Available-for-sale – Corporate Debt Securities	—	$10.9	—	10.9
Cash Equivalents	2.0	—	—	2.0
Total Fair Value of Assets	$9.6	$10.9	—	$20.5

Liabilities (b)
Deferred Compensation	—	$16.1	—	$16.1
U.S. Water Services Contingent Consideration	—	—	$36.6	36.6
Total Fair Value of Liabilities	—	$16.1	$36.6	$52.7
Total Net Fair Value of Assets (Liabilities)	$9.6	$(5.2)	$(36.6)	$(32.2)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Level 3 activity in the preceding tables is the result of the February 2015 acquisition of U.S. Water Services. Changes in the fair value of U.S. Water Services’ Contingent Consideration for the three months ended March 31, 2016, are primarily due to accretion expense.

For the three months ended March 31, 2016, and the year ended December 31, 2015, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the table below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed below was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Current Portion
March 31, 2016	$1,578.4	$1,708.0
December 31, 2015	$1,605.0	$1,676.0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2016, and the year ended December 31, 2015, there were no indicators of impairment for these non-financial assets.

NOTE 6.  REGULATORY MATTERS

Regulatory matters are summarized in Note 5. Regulatory Matters to our Consolidated Financial Statements in our 2015 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Minnesota Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order, effective June 1, 2011, that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio. Subsequent to this order, and as authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for environmental, renewable and transmission investments. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Boswell Mercury Emissions Reduction Plan.) Revenue from cost recovery riders was $25.4 million for the three months ended March 31, 2016 ($20.7 million for the three months ended March 31, 2015).

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 6.  REGULATORY MATTERS (Continued)

Energy-Intensive Trade-Exposed (EITE) Customer Rates. The state of Minnesota enacted an EITE customer ratemaking law in June 2015. The law established that it is the energy policy of the state to have competitive rates for certain industries such as mining and forest products. In November 2015, Minnesota Power filed a rate schedule petition for EITE customers and a corresponding rider for EITE cost recovery with the MPUC. The rate proposal was revenue and cash flow neutral. In an order dated March 23, 2016, the MPUC dismissed the petition without prejudice, providing Minnesota Power the option to refile the petition with additional information or file a new petition. Minnesota Power is evaluating the MPUC’s decision.

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power.

In April 2015, Minnesota Power amended its formula-based wholesale electric sales contract with the Nashwauk Public Utilities Commission, extending the term through June 30, 2028. The electric service agreements with SWL&P and one other municipal customer are effective through June 30, 2019. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

In September 2015, Minnesota Power amended its wholesale electric contracts with 14 municipal customers, extending the contract terms through December 31, 2024. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will not increase by more than two percent or decrease by more than one percent from the previous year’s capacity charge and will be determined using a cost-based formula methodology. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

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

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In an order dated February 3, 2016, the MPUC approved Minnesota Power’s updated billing factor which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. As a result of the MPUC approval of the certificate of need for the GNTL in June 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power anticipates including its portion of the investments and expenditures for the GNTL in future transmission factor filings to include updated billing rates on customer bills.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for investments and expenditures related to the 497 MW Bison Wind Energy Center in North Dakota and the restoration and repair of Thomson. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated March 9, 2016, allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. While approving the updated customer billing rates for the renewable cost recovery rider, the MPUC also allowed Minnesota Power additional time to submit support for its position on its utilization of North Dakota investment tax credits.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Minnesota Power accounts for North Dakota investment tax credits based on long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power has recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries are included in the ALLETE consolidated group. The Minnesota Department of Commerce (Department) has inquired about our use of the North Dakota investment tax credits, taking the position that all North Dakota investment tax credits generated from the Bison Wind Energy Center should be credited to Minnesota Power ratepayers. The MPUC did not come to a decision on this issue in its order dated March 9, 2016, but requested that Minnesota Power provide further support on its position which was submitted on April 8, 2016.

The amount of North Dakota investment tax credits recognized by ALLETE as of March 31, 2016, total approximately $8 million, which represents the amount of North Dakota investment tax credits that the Department believes should be refunded to ratepayers. Minnesota Power will appropriately consider all avenues of appeal should an adverse decision be issued by the MPUC.

Annual Automatic Adjustment (AAA) of Charges. On April 14, 2016, the MPUC approved Minnesota Power’s AAA filings made in 2012 and 2013, and deferred action for approximately 90 days on the AAA filing made in 2014 pending review and confirmation of coal transportation costs and terms of service. Minnesota Power’s AAA filings made in 2014 and 2015 are pending MPUC approval, and represent approximately $350 million in retail fuel cost recovery collected, but subject to refund. Minnesota Power currently expects full recovery of amounts represented by each AAA filing, although we cannot predict the outcome of the pending filings at the MPUC.

Integrated Resource Plan (IRP). In a November 2013 order, the MPUC approved Minnesota Power’s 2013 IRP which detailed its EnergyForward strategic plan, announced in January 2013. Significant elements of the EnergyForward plan include major wind investments in North Dakota completed in the fourth quarter of 2014, the installation of emissions control technology at Boswell Unit 4 completed in December 2015, planning for the proposed GNTL, the conversion of Laskin from coal to natural gas completed in June 2015 and the retirement of Taconite Harbor Unit 3 completed in May 2015. In September 2015, Minnesota Power filed its 2015 IRP with the MPUC which includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. The 2015 IRP also contains the next steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 in the fall of 2016, the ceasing of coal-fired operations at Taconite Harbor in 2020, and the addition of between 200 MW and 300 MW of natural gas-fired generation in the next decade.

Boswell Mercury Emissions Reduction Plan. Minnesota Power has an approved environmental improvement rider in place for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Customer billing rates for the environmental improvement rider were approved by the MPUC in August 2015. In September 2015, Minnesota Power filed an updated environmental improvement factor filing which included updated costs associated with Boswell Unit 4. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

Boswell Remaining Life Petition. In November 2015, Minnesota Power filed a petition with the MPUC for approval to extend Boswell’s remaining life to 2050 for all units and utilize the existing environmental improvement rider to credit a portion of the depreciation expense savings to customers. The extension request is based on the significant multi-emissions retrofit work done at Boswell Unit 3 and Boswell Unit 4.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Great Northern Transmission Line (GNTL). Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500 kV transmission line between Manitoba and Minnesota’s Iron Range. The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing. A final decision on the presidential permit by the U.S. Department of Energy is expected in the second quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020.

MISO Return on Equity Complaints. In November 2013, several customer groups located within the MISO service area filed complaints with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ALLETE, to 9.15 percent. In February 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. In December 2015, a federal administrative law judge ruled that the MISO transmission users have been charged an unreasonable base return on equity and proposed a reduction to 10.32 percent, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2016.

Minnesota Solar Energy Standard. In May 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain industrial customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kilowatts or less. Minnesota Power has two solar projects under development. In August 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at Camp Ripley, a Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In an order dated February 24, 2016, the MPUC approved the Camp Ripley solar project as eligible to meet the solar energy standard and for current cost recovery, subject to certain compliance requirements. In September 2015, Minnesota Power filed for MPUC approval of a 1 MW community solar garden project in Saint Louis County, Minnesota, to be owned and operated by a third party with the output purchased by Minnesota Power. If the community solar garden project is also approved, Minnesota Power believes these projects will meet approximately one-third of the overall mandate and approximately one-fourth of the mandate related to solar photovoltaic devices with a nameplate capacity of 20 kilowatts or less. Costs associated with these projects are expected to be recovered from customers.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	March 31, 2016	December 31, 2015
Millions
Current Regulatory Assets (a)
Deferred Fuel Adjustment Clause	$12.4	$10.6
Total Current Regulatory Assets	12.4	10.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	217.0	219.3
Income Taxes (c)	64.4	64.2
Cost Recovery Riders (d)	54.3	58.0
Asset Retirement Obligations (e)	22.5	21.6
PPACA Income Tax Deferral	5.0	5.0
Other	3.9	3.9
Total Non-Current Regulatory Assets	367.1	372.0
Total Regulatory Assets	$379.5	$382.6

Non-Current Regulatory Liabilities
Wholesale and Retail Contra AFUDC (f)	$57.1	$58.0
Plant Removal Obligations	20.6	22.1
Income Taxes (c)	5.7	6.1
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	0.4	0.9
Other	18.4	17.9
Total Non-Current Regulatory Liabilities	$102.2	$105.0

(a)	Current regulatory assets are included in Prepayments and Other on the Consolidated Balance Sheet.

(b)
Defined benefit pension and other postretirement items included in our Regulated Operations, which are otherwise required to be recognized in accumulated other comprehensive income as actuarial gains and losses as well as prior service costs and credits, are recognized as regulatory assets or regulatory liabilities on the Consolidated Balance Sheet. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. (See Note 12. Pension and Other Postretirement Benefit Plans.)

(c)	These assets and liabilities are offsets to deferred income taxes recognized on certain regulatory temporary differences, which will reverse over the remaining lives of those temporary differences.

(d)
The cost recovery rider regulatory assets are revenues not yet collected from our customers primarily due to capital expenditures related to the Bison Wind Energy Center, investment in CapX2020 projects, and the Boswell Unit 4 environmental upgrade and are recognized in accordance with the accounting standards for alternative revenue programs. The cost recovery rider regulatory assets as of March 31, 2016, will be recovered over the next two years.

(e)	Asset retirement obligations will accrete and be amortized over the lives of the related property with asset retirement obligations.

(f)
Wholesale and Retail Contra AFUDC represents the regulatory offset to AFUDC Equity and Debt recorded during the construction period of our cost recovery rider projects prior to placing the projects in service. The regulatory liability will decrease over the remaining depreciable life of the related asset.

NOTE 7.  INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of March 31, 2016, our equity investment in ATC was $128.6 million ($124.5 million at December 31, 2015). In the first three months of 2016, we invested $1.2 million in ATC, and on April 29, 2016, we invested an additional $0.4 million. We expect to make additional investments of approximately $4.6 million in 2016.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2015	$124.5
Cash Investments	1.2
Equity in ATC Earnings	4.8
Distributed ATC Earnings	(1.9)
Equity Investment Balance as of March 31, 2016	$128.6

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 8.  SHORT-TERM AND LONG-TERM DEBT

March 31, 2016	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt (a)	$16.1	$(0.6)	$15.5
Long-Term Debt	1,563.0	(11.7)	1,551.3
Total Debt	$1,579.1	$(12.3)	$1,566.8

(a)	Consisted of long-term debt due within one year and notes payable.

December 31, 2015	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt (a)	$37.9	$(0.6)	$37.3
Long-Term Debt	1,568.7	(12.0)	1,556.7
Total Debt	$1,606.6	$(12.6)	$1,594.0

(a)	Consisted of long-term debt due within one year and notes payable.

No long-term debt was issued in the first three months of 2016.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2016, our ratio was approximately 0.46 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of March 31, 2016, ALLETE was in compliance with its financial covenants.

NOTE 9.  INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2016	2015
Millions
Current Tax Expense (a)
Federal	—	—
State	$0.1	$0.1
Total Current Tax Expense	$0.1	$0.1
Deferred Tax Expense (Benefit)
Federal	$4.6	$4.8
State	4.8	1.5
Investment Tax Credit Amortization	(0.2)	(0.2)
Total Deferred Tax Expense	$9.2	$6.1
Total Income Tax Expense	$9.3	$6.2

(a)
For the three months ended March 31, 2016 and 2015, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 9.  INCOME TAX EXPENSE (Continued)

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Three Months Ended March 31	2016	2015
Millions
Income Before Non-Controlling Interest and Income Taxes	$55.7	$46.3
Statutory Federal Income Tax Rate	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	19.5	16.2
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	3.2	1.0
Production Tax Credits	(13.9)	(12.8)
Regulatory Differences for Utility Plant	(0.1)	(0.4)
Other	0.6	2.2
Total Income Tax Expense	$9.3	$6.2

For the three months ended March 31, 2016, the effective tax rate was 16.7 percent (13.4 percent for the three months ended March 31, 2015).

Uncertain Tax Positions. As of March 31, 2016, we had gross unrecognized tax benefits of $2.3 million ($2.4 million as of December 31, 2015). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included in the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is no longer subject to federal or state examination for years before 2012.

NOTE 10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Loss. Comprehensive income (loss) is the change in shareholders’ equity during a period from transactions and events from non-owner sources, including net income. The amounts recorded to accumulated other comprehensive loss include unrealized gains and losses on available-for-sale securities, defined benefit pension and other postretirement items, consisting of deferred actuarial gains or losses and prior service costs or credits, and gains and losses on derivatives accounted for as cash flow hedges.

For the three months ended March 31, 2016 and 2015, reclassifications out of accumulated other comprehensive income for the Company were not material. See Note 12. Pension and Other Postretirement Benefit Plans regarding the reclassification of a portion of accumulated other comprehensive loss related to the Company’s benefit plans during the year. Changes in accumulated other comprehensive loss for the three months ended March 31, 2016, are presented on the Consolidated Statement of Shareholders’ Equity.

NOTE 11.  EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units, performance share awards granted under our Executive Long-Term Incentive Compensation Plan and common shares under the forward sale agreement. For the three months ended March 31, 2016 and 2015, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 11.  EARNINGS PER SHARE AND COMMON STOCK (Continued)

		2016			2015
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Three months ended March 31,
Net Income Attributable to ALLETE	$45.9		$45.9	$39.9		$39.9
Average Common Shares	49.2	—	49.2	46.9	0.2	47.1
Earnings Per Share	$0.93		$0.93	$0.85		$0.85

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense (Income)	2016	2015	2016	2015
Millions
Three Months Ended March 31,
Service Cost	$2.0	$2.5	$1.0	$1.1
Interest Cost	8.1	7.5	1.9	1.8
Expected Return on Plan Assets	(10.6)	(10.2)	(2.8)	(2.7)
Amortization of Prior Service Credits	—	—	(0.7)	(0.8)
Amortization of Net Loss	2.4	4.5	—	0.1
Net Periodic Benefit Expense (Income)	$1.9	$4.3	$(0.6)	$(0.5)

Employer Contributions. For the three months ended March 31, 2016 and 2015, no contributions were made to our defined benefit pension plan; we expect to make $2.0 million in contributions to our defined benefit pension plan in 2016. For the three months ended March 31, 2016 and 2015, we made no contributions to our other postretirement benefit plan; we do not expect to make any contributions to our other postretirement benefit plan in 2016.

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

Our power purchase agreements are summarized in Note 12. Commitments, Guarantees and Contingencies to our Consolidated Financial Statements in our 2015 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. Minnesota Power has a PPA with Square Butte, a North Dakota cooperative corporation, that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal-fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power sales agreement described below. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of March 31, 2016, Square Butte had total debt outstanding of $363.5 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2016, was $18.5 million ($19.2 million for the three months ended March 31, 2015). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.4 million during the three months ended March 31, 2016 ($2.5 million for the three months ended March 31, 2015). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

Minnkota Power Sales Agreement. Minnesota Power has a power sales agreement with Minnkota Power, which commenced June 1, 2014. Under the power sales agreement, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2016 and in 2015.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2016 and a portion of its coal requirements through December 2019. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The minimum annual payment obligation under these supply and transportation agreements is $24.9 million for the remainder of 2016, $26.3 million in 2017, $27.0 million in 2018 and $1.8 million in 2019. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

Transmission. We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include the GNTL, investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others), and our investment in ATC.

Our transmission investments are summarized in Note 12. Commitments, Guarantees and Contingencies to our Consolidated Financial Statements in our 2015 Form 10-K, with additional disclosure provided in the following paragraphs.

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

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. (See Note 6. Regulatory Matters.) In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing. A final decision on the presidential permit by the U.S. Department of Energy is expected in the second quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million. Minnesota Power is expected to have majority ownership of the transmission line.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have recently been promulgated by both the EPA and state authorities. Minnesota Power’s facilities are subject to additional regulation under many of these regulations. In response to these regulations, Minnesota Power is reshaping its generation portfolio over time to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation.

We consider our businesses to be in substantial compliance with currently applicable environmental regulations and believe all necessary permits to conduct such operations have been obtained. We anticipate that with many state and federal environmental regulations finalized, or to be finalized in the near future, potential expenditures for future environmental matters may be material and may require significant capital investments. Minnesota Power has evaluated various environmental compliance scenarios using possible outcomes of environmental regulations to project power supply trends and impacts on customers.

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

New Source Review (NSR). In August 2008, Minnesota Power received a Notice of Violation (NOV) from the EPA asserting violations of the NSR requirements of the Clean Air Act at Boswell and Laskin Unit 2 between the years of 1981 and 2001. Minnesota Power received an additional NOV in April 2011 alleging that two projects undertaken at Rapids Energy Center in 2004 and 2005 should have been reviewed under the NSR requirements and that the Rapids Energy Center’s Title V permit was violated. Minnesota Power reached a settlement with the EPA regarding these NOVs and entered into a Consent Decree which was approved by the U.S. District Court for the District of Minnesota (Court) in September 2014. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofits or retirements at certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. Minnesota Power estimates that if the units are not retired, capital expenditures could range between $20 million and $40 million. Minnesota Power’s 2015 IRP filed with the MPUC on September 1, 2015, outlined Minnesota Power’s preferred option to reroute emissions from Boswell Units 1 and 2 through existing emission control technology at Boswell Unit 3. We are required to notify the EPA no later than December 31, 2016, whether we will retire, refuel, repower or reroute Boswell Units 1 and 2. We believe that future capital expenditures or costs to retire would likely be eligible for recovery in rates over time subject to regulatory approval in a rate proceeding.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

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

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register in February 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans, and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs, and work practice standards for the remaining categories. Affected sources were required to be in compliance with the rule by April 2015. States had the authority to grant sources a one-year extension. The MPCA approved Minnesota Power’s request for an extension of the date of compliance for the Boswell Unit 4 environmental upgrade to April 1, 2016. Construction on the project to implement the Boswell Unit 4 mercury emissions reduction plan was completed in 2015. Boswell Unit 3 is also subject to the MATS rule; however, investments and compliance work completed at Boswell Unit 3, including the emission reduction investments completed in 2009, meet the requirements of the MATS rule. The conversion of Laskin Units 1 and 2 to natural gas in June 2015 positioned those units for MATS compliance.

In June 2015, the U.S. Supreme Court reversed and remanded an earlier U.S. Court of Appeals for the D.C. Circuit decision on the MATS rule. The U.S. Supreme Court ruled that it was unreasonable for the EPA to deem cost of compliance irrelevant in determining that regulation of emissions of hazardous air pollutants from power plants was “appropriate and necessary” under Section 112 of the Clean Air Act. The MATS rule remains in effect until the U.S. Court of Appeals for the D.C. Circuit acts on the remand. In December 2015, the U.S. Court of Appeals for the D.C. Circuit rejected a motion by utilities and states to vacate the MATS rule, instead ordering the rule to remain in effect while the EPA completes its review. On April 15, 2016, the EPA announced its determination that the MATS rule is appropriate and necessary, even after considering cost of compliance. The outcome of these proceedings is not expected to have a material impact on Minnesota Power generation due to emission reduction obligations under the Minnesota Mercury Emissions Reduction Act and the Consent Decree. (See New Source Review.)

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

Ozone NAAQS. The EPA has proposed to more stringently control emissions that result in ground level ozone. In January 2010, the EPA proposed to revise the 2008 eight-hour ozone standard of 75 parts per billion (ppb) and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. In October 2015, the EPA published the final rule in the Federal Register revising the eight-hour ozone standard to 70 ppb with a secondary standard also set at 70 ppb. All areas of Minnesota currently meet the new standard based on the most recent available ambient monitoring data. However, some areas in the metropolitan Twin Cities and southwest portion of the state are close to exceeding the standard, so voluntary efforts to reduce ozone continue in the state. No additional costs for compliance are anticipated at this time.

ALLETE, Inc. First Quarter 2016 Form 10-Q

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

In September 2013 the EPA provided guidance to states regarding implementation of the one-hour NO2 NAAQS and in June 2014, as clarified in February 2015, the MPCA submitted a SIP revision to the EPA addressing the infrastructure requirements of Sections 110(a)(1) and 110(a)(2) of the Clean Air Act in regards to the one-hour NO2 and SO2 NAAQS, among other standards. The SIP stated that since the EPA determined in January 2012 that no area in the country is in violation of the one-hour NO2 NAAQS, there are no nonattainment areas in the country for this pollutant, and therefore Minnesota’s NO2 emissions cannot be significantly contributing to nonattainment in any other state. In October 2015, the EPA published in the Federal Register an approval and partial disapproval of the June 2014 SIP revision. According to the MPCA, the partial disapproval is regarding state delegation of a program unrelated to the one-hour NAAQS for SO2 and NO2, and is not expected to require further action. As such, additional compliance costs for the one-hour NO2 NAAQS are not expected at this time.

In August 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The rule sets emissions thresholds and exemptions for facilities that trigger modeling requirements. On January 8, 2016, the MPCA informed the EPA of the Minnesota sources subject to the rule, confirming that Boswell and Taconite Harbor are the only Minnesota Power generating facilities subject to the DRR. The MPCA is required to notify the EPA how each source will evaluate air quality by July 1, 2016. The MPCA has informed Minnesota Power that compliant SO2 modeling recently completed at these facilities should satisfy the DRR obligations, and no further modeling should be required. The MPCA is in discussion with the EPA to confirm its conclusion. As such, additional compliance costs for the one-hour SO2 NAAQS are not expected at this time.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In June 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”, also referred to as the Clean Power Plan (CPP). The EPA issued the final CPP in August 2015, together with a proposed federal implementation plan and a model rule for emissions trading. Numerous petitions for review of the rule have been filed with the U.S. Court of Appeals for the District of Columbia Circuit. On February 9, 2016, the U.S. Supreme Court issued an order staying the effectiveness of the rule until after the appellate court process is complete.

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

State goals under the CPP are expressed as both mass-based and rate-based goals, and include interim goals to be met over the years 2022 through 2029, as well as a final goal to be met in 2030 and thereafter. Under the CPP, each state is required to develop a state implementation plan by September 6, 2016, or by September 6, 2018, if granted an extension. If the CPP is upheld at the completion of the appellate court process, all of these deadlines may be reset based on the length of time that the appeals process takes.

In developing its plan, a state may choose to meet either the mass-based or the rate-based goals. Minnesota Power is currently evaluating the CPP as it relates to the State of Minnesota as well as its potential impact on the Company and is actively discussing potential compliance scenarios with regulatory agencies and in public stakeholder meetings. Minnesota has already initiated several measures consistent with those called for under the CAP and CPP. Minnesota Power is implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 6. Regulatory Matters.)

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

Clean Water Act - Aquatic Organisms. In April 2011, the EPA announced proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes, and have a design intake flow of greater than 2 million gallons per day, to limit the number of aquatic organisms that are impacted by the facility’s intake structure or cooling system. The Section 316(b) rule was effective in October 2014. The Section 316(b) standards will be implemented through NPDES permits issued to the covered facilities with compliance timing dependent on individual NPDES renewal schedules. No NPDES permits for Minnesota Power generating facilities have been re-issued containing Section 316(b) requirements since the final rule was published, so at this time we are unable to determine the final cost of compliance; however, our preliminary assessment suggests costs of compliance could be up to approximately $15 million. Minnesota Power would seek recovery of any additional costs through a general rate case.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Steam Electric Power Generating Effluent Guidelines. In April 2013, the EPA announced proposed revisions to the federal effluent limit guidelines (ELG) for steam electric power generating stations under the Clean Water Act. The final ELG was issued in September 2015. It sets effluent limits and prescribes BACT for several wastewater streams, including flue gas desulphurization (FGD) water and coal combustion landfill leachate. The ELG rule also prohibits the discharge of bottom and fly ash contact waters. Compliance with the final rule is required between November 1, 2018, and December 31, 2023.

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

The EPA issued the final CCR rule in December 2014 under Subtitle D (non-hazardous) of RCRA and it was published in the Federal Register in April 2015. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. The final rule also includes provisions that could incentivize early closure of existing impoundments within a three-year window. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 10 years and be between approximately $65 million and $100 million. Minnesota Power has not disposed ash onsite at Taconite Harbor since the effective date of the rule, and therefore, the CCR rule is not applicable to that generating facility. Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. Minnesota Power would seek recovery of any additional costs through a general rate case.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PPAs in place for their entire output and expire in various years between 2018 and 2032. As of March 31, 2016, ALLETE Clean Energy has $12.5 million outstanding in standby letters of credit.

U.S. Water Services. As of March 31, 2016, U.S. Water Services has $0.8 million outstanding in standby letters of credit.

BNI Energy. As of March 31, 2016, BNI Energy had surety bonds outstanding of $49.9 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although the coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Energy has secured a letter of credit for an additional $0.6 million to provide for BNI Energy’s total reclamation liability, which is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

ALLETE Properties. As of March 31, 2016, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $10.3 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $6.3 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. At March 31, 2016, we owned 72 percent of the assessable land in the Town Center District (72 percent at December 31, 2015) and 92 percent of the assessable land in the Palm Coast Park District (92 percent at December 31, 2015). At these ownership levels, our annual assessments related to capital improvement and special assessment bonds are approximately $1.4 million for Town Center and $2.1 million for Palm Coast Park. As we sell property, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

NOTE 14.  BUSINESS SEGMENTS

During the third quarter of 2015, management updated our reportable segment presentation to reflect the manner in which we operate, assess, and allocate resources after our recent acquisitions. We now present three reportable segments, Regulated Operations, ALLETE Clean Energy and U.S. Water Services. Prior period amounts have been revised to conform with the current business segment presentation.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. ALLETE Clean Energy is our business aimed at acquiring or developing capital projects that create energy solutions by way of wind, solar, biomass, hydro, natural gas, shale resources, clean coal technology and other emerging energy innovations. U.S. Water Services is our integrated water management company which was acquired in February 2015. The ALLETE Clean Energy and U.S. Water Services reportable segments comprise our Energy Infrastructure and Related Services businesses. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 5,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. First Quarter 2016 Form 10-Q

NOTE 14.  BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31,
	2016	2015
Millions
Operating Revenue
Regulated Operations	$252.3	$262.8

Energy Infrastructure and Related Services
ALLETE Clean Energy	23.6	12.4
U.S. Water Services	32.4	15.5

Corporate and Other	25.5	29.3
Total Operating Revenue	$333.8	$320.0
Net Income (Loss) Attributable to ALLETE
Regulated Operations (a)	$42.4	$41.0

Energy Infrastructure and Related Services
ALLETE Clean Energy	6.1	2.5
U.S. Water Services	(0.5)	(0.1)

Corporate and Other (a)	(2.1)	(3.5)
Total Net Income Attributable to ALLETE	$45.9	$39.9

(a)
In 2015, an intercompany loan agreement was entered into and interest expense was allocated to certain subsidiaries which is eliminated in consolidation. Prior period segment results have been revised to conform to the current presentation as if the intercompany loan existed as of January 1, 2015.

	March 31, 2016	December 31, 2015
Millions
Assets
Regulated Operations (a)	$3,822.3	$3,853.1

Energy Infrastructure and Related Services
ALLETE Clean Energy (a)	498.1	501.5
U.S. Water Services	256.6	258.3

Corporate and Other	295.7	281.6
Total Assets (a)	$4,872.7	$4,894.5

(a)
As a result of revised accounting guidance adopted in the first quarter of 2016, we reclassified unamortized debt issuance costs from Other Non-Current Assets to Long-Term Debt on the Consolidated Balance Sheet. Prior period segment assets have been revised to conform to the current presentation. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. First Quarter 2016 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2015 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: “Forward-Looking Statements” located on page 5 and “Risk Factors” located in Part I, Item 1A, beginning on page 25 of our 2015 Form 10‑K. The risks and uncertainties described in this Form 10-Q and our 2015 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

Basis of Presentation. During the third quarter of 2015, management updated our reportable segment presentation to reflect the manner in which we operate, assess, and allocate resources after our recent acquisitions. We now present three reportable segments, Regulated Operations, ALLETE Clean Energy and U.S. Water Services. Prior period amounts have been revised to conform with the current business segment presentation.

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 6. Regulatory Matters.)

ALLETE Clean Energy was established in 2011, and focuses on developing, acquiring and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that are under long-term power sales agreements. In addition, ALLETE Clean Energy constructed a 107 MW wind energy facility for sale to Montana-Dakota Utilities; construction and sale were completed in the fourth quarter of 2015.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2016, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2016, to the three months ended March 31, 2015.

Net income attributable to ALLETE for the three months ended March 31, 2016, was $45.9 million, or $0.93 per diluted share, compared to $39.9 million, or $0.85 per diluted share, for the same period in 2015. Net income for 2015 included a $3.0 million after-tax expense, or $0.06 per share, for acquisition costs related to U.S. Water Services. (See Note 3. Acquisitions.) Net income for 2016 increased primarily due to higher net income at Minnesota Power and ALLETE Clean Energy. Earnings per share dilution was $0.05 due to additional shares of common stock outstanding as of March 31, 2016.

ALLETE, Inc. First Quarter 2016 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulated Operations net income attributable to ALLETE was $42.4 million for the three months ended March 31, 2016, compared to $41.0 million for the same period in 2015. Net income for 2016 increased primarily due to higher net income at Minnesota Power resulting from lower operating and maintenance expenses, and higher cost recovery rider revenue. These increases were mostly offset by a decrease in kWh sales due to lower industrial sales and impacts of warmer temperatures in 2016 compared to the same period in 2015, and higher depreciation and property tax expenses. Our equity earnings in ATC for the three months ended March 31, 2016, increased $0.6 million after-tax due to period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints.

ALLETE Clean Energy net income attributable to ALLETE was $6.1 million for the three months ended March 31, 2016, compared to net income of $2.5 million for the same period in 2015. Net income for 2016 increased primarily due to income generated from the operations of wind energy facilities acquired in April and July 2015.

U.S. Water Services net loss attributable to ALLETE was $0.5 million for the three months ended March 31, 2016, compared to a net loss of $0.1 million from the date of acquisition, February 10, 2015, through March 31, 2015. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months. The results for the first quarter of 2015 reflect operations from the date of acquisition, February 10, 2015, through March 31, 2015, and therefore, do not reflect a full quarter.

Corporate and Other net loss attributable to ALLETE was $2.1 million for the three months ended March 31, 2016, compared to a net loss of $3.5 million for the same period in 2015. In 2015, the net loss included a $3.0 million after-tax expense, or $0.06 per share, for acquisition costs related to U.S. Water Services. In 2016, the net loss included higher accretion expense related to the U.S. Water Services contingent consideration liability.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2016	2015
Millions
Operating Revenue	$252.3	$262.8
Fuel and Purchased Power	76.9	86.0
Transmission Services	16.8	14.9
Cost of Sales	3.0	4.5
Operating and Maintenance	50.6	58.7
Depreciation and Amortization	38.3	32.1
Taxes Other than Income Taxes	12.2	11.6
Operating Income	54.5	55.0
Interest Expense	(13.1)	(13.6)
Equity Earnings in ATC	4.8	3.9
Other Income	0.9	0.9
Income Before Non-Controlling Interest and Income Taxes	47.1	46.2
Income Tax Expense	4.7	5.2
Net Income Attributable to ALLETE	$42.4	$41.0

Operating Revenue decreased $10.5 million, or 4 percent, from 2015 primarily due to lower kWh sales, fuel adjustment clause recoveries, conservation improvement program recoveries and gas sales, partially offset by higher cost recovery rider revenue and FERC formula-based rates.

ALLETE, Inc. First Quarter 2016 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Continued)
Regulated Operations (Continued)

Revenue from Regulated Operations decreased $8.1 million due to a 4.6 percent decrease in kWh sales. Sales to our industrial customers decreased 18.3 percent primarily due to reduced taconite production. Sales to our residential, commercial and municipal customers have been impacted as a result of warmer temperatures in 2016 compared to the same period in 2015. Heating degree days in Duluth, Minnesota, were approximately 8 percent lower in the first three months of 2016 compared to the same period in 2015. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and increased 26.8 percent in 2016 compared to 2015, as more energy was available for sale, primarily due to reduced demand from our taconite customers.

Kilowatt-hours Sold			Quantity	%
Three Months Ended March 31,	2016	2015	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	329	356	(27)	(7.6)%
Commercial	368	384	(16)	(4.2)%
Industrial	1,594	1,950	(356)	(18.3)%
Municipal	219	233	(14)	(6.0)%
Total Retail and Municipal	2,510	2,923	(413)	(14.1)%
Other Power Suppliers	1,130	891	239	26.8%
Total Regulated Utility Kilowatt-hours Sold	3,640	3,814	(174)	(4.6)%

Revenue from electric sales to taconite/iron concentrate customers accounted for 16 percent of consolidated operating revenue in 2016 (22 percent in 2015). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 7 percent of consolidated operating revenue in 2016 (7 percent in 2015). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2016 (7 percent in 2015).

Fuel adjustment clause recoveries decreased $5.5 million due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Conservation improvement program recoveries decreased $2.0 million from 2015 primarily due to a reduction in related expenditures. (See Operating Expenses - Operating and Maintenance Expense.)

Gas sales at SWL&P decreased $1.8 million from 2015 as a result of warmer temperatures in 2016 compared to the same period in 2015. (See Cost of Sales.)

Cost recovery rider revenue increased $4.7 million primarily due to the completion of the Boswell Unit 4 environmental upgrade.

Revenue from our wholesale customers under our formula based rates increased $1.7 million primarily due to additional environmental and other investments.

Operating Expenses decreased $10.0 million, or 5 percent, from 2015.

Fuel and Purchased Power expense decreased $9.1 million, or 11 percent, from 2015 primarily due to lower purchased power prices and kWh sales in 2016 compared to 2015. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Transmission Services expense increased $1.9 million, or 13 percent, from 2015 primarily due to higher MISO-related expense.

Cost of Sales decreased $1.5 million, or 33 percent, from 2015 due to lower purchased gas at SWL&P. (See Operating Revenue.)

ALLETE, Inc. First Quarter 2016 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Continued)
Regulated Operations (Continued)

Operating and Maintenance expense decreased $8.1 million, or 14 percent, from 2015 primarily due to a $3.6 million sales tax refund received in 2016 and lower salary and benefit expenses. In addition, conservation improvement program expenses were $2.1 million less than the first quarter of 2015. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue.)

Depreciation and Amortization expense increased $6.2 million, or 19 percent, from 2015 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $0.6 million, or 5 percent, from 2015 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense decreased $0.5 million, or 4 percent, from 2015 primarily due to lower average interest rates on long-term debt.

Equity Earnings in ATC increased $0.9 million, or 23 percent, from 2015 due to period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints.

ALLETE Clean Energy

Three Months Ended March 31,	2016	2015
Millions
Operating Revenue	$23.6	$12.4
Net Income Attributable to ALLETE	$6.1	$2.5

Operating Revenue increased $11.2 million from 2015 primarily due to revenue generated from the operations of wind energy facilities acquired in April and July 2015.

	Three Months Ended March 31,
	2016		2015
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	70.0	$3.4	82.0	$3.9
Storm Lake II	52.5	3.0	57.0	3.3
Condon	28.5	2.4	20.8	2.0
Storm Lake I	64.0	3.1	69.1	3.2
Chanarambie/Viking	80.6	3.6	—	—
Armenia Mountain	92.0	8.1	—	—
Total	387.6	$23.6	228.9	$12.4

Net Income Attributable to ALLETE increased $3.6 million from 2015 primarily due to income generated from the operations of wind energy facilities acquired in April and July 2015.

U.S. Water Services

	Three Months Ended	Period February 10, 2015
	March 31, 2016	Through March 31, 2015
Millions
Operating Revenue	$32.4	$15.5
Net Loss Attributable to ALLETE	$(0.5)	$(0.1)

Operating Revenue increased $16.9 million in 2016 compared to the period from February 10, 2015, to March 31, 2015, primarily due to the acquisition of U.S. Water Services in February 2015. The results for the first quarter of 2015 reflect operations from the date of acquisition, February 10, 2015, through March 31, 2015, and therefore, do not reflect a full quarter.

ALLETE, Inc. First Quarter 2016 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Continued)
U.S. Water Services (Continued)

Net Loss Attributable to ALLETE increased $0.4 million in 2016 compared to the period from February 10, 2015, to March 31, 2015. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months. The results for the first quarter of 2015 reflect operations from the date of acquisition, February 10, 2015, through March 31, 2015, and therefore, do not reflect a full quarter. Net loss for the three months ended March 31, 2016 included $0.3 million of after-tax expense related to purchase accounting for inventories and sales backlog ($0.3 million from February 10, 2015 through March 31, 2015); these purchase accounting adjustments have been fully recognized as of March 31, 2016.

Corporate and Other

Operating Revenue decreased $3.8 million, or 13 percent, from 2015 primarily due to a decrease in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses, which was partially offset by higher revenue from more coal delivered in 2016.

Net Loss Attributable to ALLETE decreased $1.4 million from 2015 primarily due to a $3.0 million after-tax expense in 2015, or $0.06 per share, for acquisition costs related to U.S. Water Services and higher net income at BNI Energy in 2016, partially offset by higher accretion expense resulting from the U.S. Water Services contingent consideration liability.

Income Taxes – Consolidated

For the three months ended March 31, 2016, the effective tax rate was 16.7 percent (13.4 percent for the three months ended March 31, 2015). The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets, taxation and valuation of goodwill and intangible assets. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2015.

OUTLOOK

For additional information see our 2015 Form 10-K.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

OUTLOOK (Continued)

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. (See EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with regulators to earn a fair rate of return. We project that Minnesota Power will not earn its allowed rate of return in 2016. We are preparing for our next general rate case at Minnesota Power and will be able to file later this year. Some factors affecting rate case timing decisions include current depreciation dockets, approval of our integrated resource plan and the outlook for industrial sales.

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, the FERC, the PSCW or the NDPSC. See Note 6. Regulatory Matters for discussion of regulatory matters within our Minnesota, FERC, Wisconsin, and North Dakota jurisdictions.

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, and pipeline industries. Approximately 41 percent of our regulated utility kWh sales in the three months ended March 31, 2016 (48 percent in the three months ended March 31, 2015) were made to our industrial customers in these industries.

Minnesota Power provides electric service to five taconite customers capable of producing up to approximately 41 million tons of taconite pellets annually. Four of these customers are Large Power Customers. The fifth is Northshore Mining, owned and operated by Cliffs Natural Resources Inc., which self-generates a majority of its power, and is capable of producing approximately 6 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production is exported outside of North America. Minnesota Power also provides electric service to three iron concentrate customers capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute (AISI), an association of North American steel producers, reported that U.S. raw steel production operated at approximately 70 percent of capacity during the first three months of 2016 compared to 73 percent in the first three months of 2015. Many steel producers reduced production in 2015, citing higher levels of imports and lower prices. Some Minnesota taconite and iron concentrate producers reduced production in 2015 in response to declining U.S. steel production. The World Steel Association, an association of over 150 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2016 will increase compared to 2015. While steel consumption is expected to increase in the U.S. in 2016, there is a natural lag between U.S. steel consumption and Minnesota taconite production. The high level of imports and lower prices in 2015 continue to impact Minnesota taconite production in 2016. In 2015, petitions regarding unfairly traded cold-rolled, hot-rolled and corrosion-resistant steel products were filed by domestic steel producers with the U.S. Department of Commerce and U.S. International Trade Commission resulting in countervailing duty and antidumping investigations. The U.S. Department of Commerce has since made preliminary affirmative determinations in the countervailing duty and antidumping investigations; final determinations are expected in 2016. According to the U.S. Census Bureau, February 2016 year-to-date imports for consumption of steel products are down approximately 40 percent compared to February 2015 year-to-date imports.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Minnesota Power’s Large Power taconite customers, subject to demand nomination requirements, nominate demand levels for their energy needs each December, March, and August for four-month periods. Based on nominations received on February 29, 2016, Minnesota Power’s Large Power taconite customers nominated at approximately 80 percent of full demand levels for May through August of 2016.

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

Magnetation. In May 2015, Magnetation announced that it had reached an agreement with holders of more than 70 percent of its 11.0 percent senior secured notes due in 2018 to restructure its balance sheet and provide liquidity to support long-term operations. To implement this restructuring, Magnetation announced that it had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota, citing the significant decrease in global iron ore prices and its existing capital structure.

Magnetation stated that it intends to continue to pay suppliers and vendors in full under normal terms for goods and services provided after the bankruptcy filing date. Minnesota Power has received payment of all pre-petition amounts due from Magnetation.

Magnetation’s Plant 4 iron concentrate facility is a Large Power Customer of Minnesota Power. In July 2015, Minnesota Power filed a petition with the MPUC for approval of a new electric service agreement for service to both Magnetation’s Plant 2 and Plant 4 facilities, with a term through at least December 31, 2025. This electric service agreement was approved by the MPUC in an order dated February 2, 2016, and was subsequently approved by the bankruptcy court.

On January 6, 2016, Magnetation announced a temporary production curtailment at its Plant 2 iron concentrate facility in Bovey, Minnesota, effective January 18, 2016, in order to balance its production with its customers’ needs.

United Taconite. In August 2015, Cliffs Natural Resources Inc. (Cliffs) temporarily idled its United Taconite plant in Eveleth, Minnesota, citing high levels of inventories, lower demand from its customers, and the high rate of imported steel. Cliffs has said the plant will return to production as soon as demand from customers returns which it expects in 2016. United Taconite has the capability to produce approximately 5 million tons of taconite annually.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

Nashwauk Public Utilities Commission. In April 2015, Minnesota Power amended its formula-based wholesale electric sales agreement with the Nashwauk Public Utilities Commission for all of its electric service requirements, extending the term through June 30, 2028. A new Essar taconite facility is currently under construction in the city of Nashwauk, and the Nashwauk Public Utilities Commission also amended and extended its electric service agreement with Essar. Upon completion, this facility would result in up to approximately 110 MW of additional load for Minnesota Power. We expect minimal electricity sales to the Nashwauk Public Utilities Commission for electric service to Essar Steel Minnesota’s taconite mine and processing facility in 2016.

ALLETE, Inc. First Quarter 2016 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

PolyMet. Minnesota Power has a long-term contract with PolyMet, which is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In November 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources issued its Record of Decision on March 3, 2016, finding the final EIS adequate. The 30-day period allowed by law to challenge the Record of Decision passed without any legal challenges being filed. On April 19, 2016, the Minnesota Department of Natural Resources held a pre-application public informational meeting which provided an overview of the state permitting process and is expected to be followed by the formal submission of permit applications by PolyMet. The final EIS also requires Records of Decision by the federal agencies, which are expected in 2016, before final action can be taken on the required permits to construct and operate the mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a ten-year power supply contract that would begin upon start-up of the mining operations.

EnergyForward. In 2013, Minnesota Power announced EnergyForward, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind and hydroelectric power, the addition of natural gas as a generation fuel source, and the installation of emissions control technology. Significant elements of the EnergyForward plan include:

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

In July 2015, Minnesota Power announced the next steps in its EnergyForward plan, which will reduce carbon emissions, increase the use of renewable resources and add natural gas to meet customer electric service needs in a balanced, reliable and cost-effective way. Significant additional elements of the plan include:

•	Economic idling of Taconite Harbor Units 1 and 2 in the fall of 2016 and the ceasing of coal-fired operations there in 2020.

•	Adding between 200 MW and 300 MW of cleaner and flexible natural gas-fired generation to Minnesota Power’s portfolio within the next decade.

•	Building both large and small scale solar generation.

•	Expanding the potential for additional energy efficiency savings.

Integrated Resource Plan (IRP). In a November 2013 order, the MPUC approved Minnesota Power’s 2013 IRP which detailed elements of its EnergyForward strategic plan, announced in January 2013. In September 2015, Minnesota Power filed its 2015 IRP with the MPUC which contains the next steps in its EnergyForward strategic plan, and includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class.

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of electric utilities’ applicable retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. The law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power’s 2015 IRP, which was filed with the MPUC in September 2015, includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. (See EnergyForward.)

Minnesota Power continues to execute its renewable energy strategy through key renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date and expects approximately 30 percent of its applicable retail and municipal energy sales will be supplied by renewable energy sources in 2016.

ALLETE, Inc. First Quarter 2016 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Minnesota Solar Energy Standard. In May 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain industrial customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kilowatts or less. Minnesota Power has two solar projects under development. In August 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at Camp Ripley, a Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In an order dated February 24, 2016, the MPUC approved the Camp Ripley solar project as eligible to meet the solar energy standard and for current cost recovery, subject to certain compliance requirements. In September 2015, Minnesota Power filed for MPUC approval of a 1 MW community solar garden project in Saint Louis County, Minnesota, to be owned and operated by a third party with the output purchased by Minnesota Power. If the community solar garden project is also approved, Minnesota Power believes these projects will meet approximately one-third of the overall mandate and approximately one-fourth of the mandate related to solar photovoltaic devices with a nameplate capacity of 20 kilowatts or less. Costs associated with these projects are expected to be recovered from customers.

Wind Energy. Minnesota Power’s wind energy facilities consist of the 497 MW Bison Wind Energy Center located in North Dakota, and the 25 MW Taconite Ridge Energy Center located in northeastern Minnesota. Minnesota Power also has two long-term wind PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota.

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

Updated customer billing rates for the renewable cost recovery rider, which includes investments and expenditures related to the Bison Wind Energy Center, were approved by the MPUC in an order dated March 9, 2016, allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. While approving the updated customer billing rates for the renewable cost recovery rider, the MPUC also allowed Minnesota Power additional time to submit support for its position on its utilization of North Dakota investment tax credits.

Minnesota Power accounts for North Dakota investment tax credits based on long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power has recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries are included in the ALLETE consolidated group. The Minnesota Department of Commerce (Department) has inquired about our use of the North Dakota investment tax credits, taking the position that all North Dakota investment tax credits generated from the Bison Wind Energy Center should be credited to Minnesota Power ratepayers. The MPUC did not come to a decision on this issue in its order dated March 9, 2016, but requested that Minnesota Power provide further support on its position which was submitted on April 8, 2016.

The amount of North Dakota investment tax credits recognized by ALLETE as of March 31, 2016, total approximately $8 million, which represents the amount of North Dakota investment tax credits that the Department believes should be refunded to ratepayers. Minnesota Power will appropriately consider all avenues of appeal should an adverse decision be issued by the MPUC.

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

ALLETE, Inc. First Quarter 2016 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

Boswell Mercury Emissions Reduction Plan. Minnesota Power has an approved environmental improvement rider in place for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Customer billing rates for the environmental improvement rider were approved by the MPUC in August 2015. In September 2015, Minnesota Power filed an updated environmental improvement factor filing which included updated costs associated with Boswell Unit 4. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

Transmission. We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include the GNTL, investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others), and our investment in ATC.

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

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. (See Note 6. Regulatory Matters.) In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing. A final decision on the presidential permit by the U.S. Department of Energy is expected in the second quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million. Minnesota Power is expected to have majority ownership of the transmission line.

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. As of March 31, 2016, our equity investment in ATC was $128.6 million ($124.5 million as of December 31, 2015). In the first three months of 2016, we invested $1.2 million in ATC, and on April 29, 2016, we invested an additional $0.4 million. We expect to make additional investments of approximately $4.6 million in 2016. (See Note 7. Investment in ATC.)

ALLETE, Inc. First Quarter 2016 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

In November 2013, several customer groups located within the MISO service area filed complaints with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15 percent. In February 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. In December 2015, a federal administrative law judge ruled that the MISO transmission users have been charged an unreasonable base return on equity and proposed a reduction to 10.32 percent, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2016. Our equity earnings in ATC continue to be impacted by these reductions for estimated refunds and assume a 10.32 percent base return on equity for the period from November 12, 2013, to January 6, 2015, and a 10.82 percent return on equity (10.32 percent base return on equity plus a 50 basis point incentive) for the period from January 6, 2015, to March 31, 2016. ATC's current authorized return on equity is 12.2 percent. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million on an after-tax basis ($0.9 million pre-tax).

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy was established in 2011, and focuses on developing, acquiring and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that are under long-term power sales agreements. In addition, ALLETE Clean Energy constructed a 107 MW wind energy facility for sale to Montana-Dakota Utilities; construction and sale were completed in the fourth quarter of 2015.

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

ALLETE Clean Energy will manage risk by having a diverse portfolio of assets, which will include power sales contract expiration and geographic diversity. The current mix of power sales agreement expiration and geographic location is as follows:

Wind Energy Facility	Location	Capacity MW	PPA MW %	PPA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PPA 1			12%	2018
PPA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PPA 1			90%	2019
PPA 2			10%	2032

ALLETE, Inc. First Quarter 2016 Form 10-Q

OUTLOOK (Continued)

U.S. Water Services.

On February 10, 2015, ALLETE acquired U.S. Water Services. Headquartered in St. Michael, Minnesota, U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services is located in 49 states and Canada and has an established base of approximately 4,500 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment, and chemical water treatment and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the food and beverage, industrial, power generation, and midstream oil and gas industries. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services’ sells certain products which are seasonal in nature, with higher demand typically realized in warmer months. The results for the first quarter of 2015 reflect operations from the date of acquisition, February 10, 2015, through March 31, 2015, and therefore, do not reflect a full quarter.

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

BNI Energy. BNI Energy anticipates selling 4.3 million tons of coal in 2016 (4.3 million tons were sold in 2015) and has sold 1.2 million tons through March 31, 2016 (1.0 million tons were sold as of March 31, 2015). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

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

In addition to the three projects and the mitigation bank, ALLETE Properties has approximately 1,400 acres of other land available-for-sale.

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2016. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC–Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. Primarily due to federal production tax credits as a result of wind energy generation, we expect our effective tax rate to be approximately 17 percent for 2016. We also expect that our effective tax rate will be lower than the combined statutory rate over the next nine years due to production tax credits attributable to our wind energy generation.

ALLETE, Inc. First Quarter 2016 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of March 31, 2016, we had cash and cash equivalents of $97.0 million, $395.9 million in available consolidated lines of credit and a debt-to-capital ratio of 46 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2016%		December 31, 2015%
Millions
ALLETE Equity	$1,849.8	54	$1,820.2	53
Non-Controlling Interest	2.7	—	2.2	—
Long-Term Debt (Including Current Maturities)	1,578.4	46	1,605.0	47
Notes Payable	0.7	—	1.6	—
	$3,431.6	100	$3,429.0	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2016	2015
Millions
Cash and Cash Equivalents at Beginning of Period	$97.0	$145.8
Cash Flows from (used for)
Operating Activities	93.2	71.8
Investing Activities	(42.6)	(255.9)
Financing Activities	(50.6)	110.4
Change in Cash and Cash Equivalents	—	(73.7)
Cash and Cash Equivalents at End of Period	$97.0	$72.1

Operating Activities. Cash from operating activities was $93.2 million for the three months ended March 31, 2016 ($71.8 million for the three months ended March 31, 2015). Cash from operating activities was higher in 2016 primarily due to higher net income and non-cash items (primarily depreciation expense), lower fuel inventory purchases and timing of accounts payable payments.

Investing Activities. Cash used for investing activities was $42.6 million for the three months ended March 31, 2016 ($255.9 million for the three months ended March 31, 2015). The decrease in cash used for investing activities was primarily due to the acquisition of U.S. Water Services in February 2015, as well as lower capital expenditures in 2016.

Financing Activities. Cash used for financing activities was $50.6 million for the three months ended March 31, 2016 ($110.4 million from financing activities for the three months ended March 31, 2015). The decrease in cash from financing activities was primarily due to lower proceeds from the issuance of common stock and higher repayments of long-term debt in 2016.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit, the sale of securities or commercial paper. As of March 31, 2016, we had available consolidated bank lines of credit aggregating $395.9 million ($408.4 million available as of December 31, 2015), the majority of which expire in November 2018. In addition, as of March 31, 2016, we had 1.7 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 4.0 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in February 2015, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 4.0 million remain available for issuance. For the three months ended March 31, 2016, no shares of common stock were issued under this agreement (1.3 million shares were issued for the three months ended March 31, 2015, resulting in net proceeds of $69.9 million). The shares issued in 2015 were offered and sold pursuant to Registration Statement No. 333-190335.

ALLETE, Inc. First Quarter 2016 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During the three months ended March 31, 2016, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $9.0 million (0.1 million shares were issued for the three months ended March 31, 2015, resulting in net proceeds of $6.2 million). These shares of common stock were registered under Registration Statement Nos. 333-188315, 333-183051 and 333-162890.

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. In 2016, we expect to make $2.0 million in contributions to our defined benefit pension plan and we do not expect to make any contributions to our other postretirement benefit plan. (See Note 12. Pension and Other Postretirement Benefit Plans.)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2015 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies.

Capital Requirements. Our capital expenditures for 2016 are expected to be approximately $195 million. For the three months ended March 31, 2016, capital expenditures totaled $18.4 million ($57.3 million for the three months ended March 31, 2015). The expenditures were primarily made in the Regulated Operations segment.

OTHER

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. We anticipate that although many of the state and federal environmental regulations have been finalized, or will be finalized in the near future, potential expenditures for future environmental matters may be material and may require significant capital investments. We are unable to predict the outcome of the issues discussed in Note 13. Commitments, Guarantees and Contingencies.

Employees.

At March 31, 2016, ALLETE had 1,958 employees, of which 1,925 were full-time.

Minnesota Power and SWL&P have an aggregate of 555 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Energy has 171 employees, of which 125 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. At March 31, 2016, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 2. Investments.)

ALLETE, Inc. First Quarter 2016 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

COMMODITY PRICE RISK

Our regulated utility operations incur costs for power and fuel (primarily coal and related transportation) in Minnesota and power and natural gas purchased for resale in our regulated service territory in Wisconsin. Our Minnesota regulated utility’s exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory framework, which allows recovery of fuel costs in excess of those included in base rates. Conversely, costs below those in base rates result in a credit to our ratepayers. SWL&P’s exposure to price risk for natural gas is significantly mitigated by the current ratemaking process and regulatory framework, which allows the commodity cost to be passed through to customers. We seek to prudently manage our customers’ exposure to price risk by entering into contracts of various durations and terms for the purchase of power and coal and related transportation costs (Minnesota Power) and natural gas (SWL&P).

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at March 31, 2016, an increase of 100 basis points in interest rates would impact the amount of pretax interest expense by $1.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2016, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. First Quarter 2016 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 5. Regulatory Matters and Note 12. Commitments, Guarantees and Contingencies to our Consolidated Financial Statements in our 2015 Form 10-K and Note 6. Regulatory Matters and Note 13. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2015 Form 10-K.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. First Quarter 2016 Form 10-Q

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
99
ALLETE News Release dated May 3, 2016, announcing 2016 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. First Quarter 2016 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 3, 2016	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Senior Vice President and Chief Financial Officer

May 3, 2016	/s/ Steven W. Morris
Steven W. Morris
Controller

ALLETE, Inc. First Quarter 2016 Form 10-Q