Form 10-Q
period 2016-06-30
ALLETE INC
filed 2016-08-03
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

or

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

Common Stock, without par value,
49,379,945 shares outstanding
as of June 30, 2016

ALLETE, Inc. Second Quarter 2016 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
BNI Energy	BNI Coal, Ltd. d/b/a BNI Energy
Boswell	Boswell Energy Center
Cliffs	Cliffs Natural Resources Inc.
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
Essar	Essar Steel Minnesota LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
IBEW	International Brotherhood of Electrical Workers
IRP	Integrated Resource Plan
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
MACT	Maximum Achievable Control Technology
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
MPCA	Minnesota Pollution Control Agency

ALLETE, Inc. Second Quarter 2016 Form 10-Q

Abbreviation or Acronym	Term
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Shell Energy	Shell Energy North America (US), L.P.
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Thomson	Thomson Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of ALLETE in this Form 10-Q, in presentations, on our website, in response to questions or otherwise. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements:

•	our ability to successfully implement our strategic objectives;

•	global and domestic economic conditions affecting us or our customers;

•	changes in and compliance with laws and regulations;

•	changes in tax rates or policies, or in rates of inflation;

•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements;

•	weather conditions, natural disasters and pandemic diseases;

•	our ability to access capital markets and bank financing;

•	changes in interest rates and the performance of the financial markets;

•	project delays or changes in project costs;

•
changes in operating expenses and capital expenditures, and our ability to raise revenues from our customers in regulated rates or sales price increases at our Energy Infrastructure and Related Services businesses;

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

•	effects of competition, including competition for retail and wholesale customers;

•	effects of restructuring initiatives in the electric industry;

•	the impacts on our Regulated Operations segment of climate change and future regulation to restrict the emissions of greenhouse gases;

•	effects of increased deployment of distributed low-carbon electricity generation resources;

•	the impacts of laws and regulations related to renewable and distributed generation;

•	pricing, availability and transportation of fuel and other commodities, and the ability to recover the costs of such commodities;

•	our current and potential industrial and municipal customers’ ability to execute announced expansion plans;

•	real estate market conditions where our legacy Florida real estate investment is located may not improve;

•	the success of efforts to realize value from, invest in, and develop new opportunities in, our Energy Infrastructure and Related Services businesses; and

•
factors affecting our Energy Infrastructure and Related Services businesses, including fluctuations in the volume of customer orders, unanticipated cost increases, changes in legislation and regulations impacting the industries in which the customers served operate, the effects of weather, creditworthiness of customers, ability to obtain materials required to perform services, and changing market conditions.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

Forward-Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part 1, Item 1A, under the heading “Risk Factors” beginning on page 25 of our 2015 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ALLETE
CONSOLIDATED BALANCE SHEET
Millions – Unaudited

	June 30, 2016	December 31, 2015

Assets
Current Assets
Cash and Cash Equivalents	$91.9	$97.0
Accounts Receivable (Less Allowance of $1.5 and $1.0)	113.6	121.2
Inventories	110.4	117.1
Prepayments and Other	38.4	35.7
Total Current Assets	354.3	371.0
Property, Plant and Equipment – Net	3,631.3	3,669.1
Regulatory Assets	359.1	372.0
Investment in ATC	129.0	124.5
Other Investments	72.3	74.6
Goodwill and Intangible Assets – Net	212.7	215.2
Other Non-Current Assets	98.9	68.1
Total Assets	$4,857.6	$4,894.5
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$64.8	$88.8
Accrued Taxes	37.7	44.0
Accrued Interest	17.8	18.6
Long-Term Debt Due Within One Year	64.5	35.7
Notes Payable	0.9	1.6
Other	85.9	86.1
Total Current Liabilities	271.6	274.8
Long-Term Debt	1,498.9	1,556.7
Deferred Income Taxes	595.1	579.8
Regulatory Liabilities	94.6	105.0
Defined Benefit Pension and Other Postretirement Benefit Plans	204.5	206.8
Other Non-Current Liabilities	340.8	349.0
Total Liabilities	3,005.5	3,072.1
Commitments, Guarantees and Contingencies (Note 13)
Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 49.4 and 49.1 Shares Outstanding	1,283.5	1,271.4
Accumulated Other Comprehensive Loss	(24.2)	(24.5)
Retained Earnings	592.8	573.3
Total ALLETE Equity	1,852.1	1,820.2
Non-Controlling Interest in Subsidiaries	—	2.2
Total Equity	1,852.1	1,822.4
Total Liabilities and Equity	$4,857.6	$4,894.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Millions Except Per Share Amounts – Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating Revenue	$314.8	$323.3	$648.6	$643.3
Operating Expenses
Fuel and Purchased Power	78.1	80.1	155.0	166.1
Transmission Services	16.1	11.3	32.9	26.2
Cost of Sales	33.4	52.3	66.7	83.5
Operating and Maintenance	82.0	85.4	160.1	165.1
Depreciation and Amortization	48.7	41.3	96.8	80.3
Taxes Other than Income Taxes	14.3	13.4	28.1	26.2
Total Operating Expenses	272.6	283.8	539.6	547.4
Operating Income	42.2	39.5	109.0	95.9
Other Income (Expense)
Interest Expense	(17.4)	(16.2)	(34.3)	(31.3)
Equity Earnings in ATC	4.1	4.7	8.9	8.6
Other	0.6	0.7	1.6	1.8
Total Other Expense	(12.7)	(10.8)	(23.8)	(20.9)
Income Before Non-Controlling Interest and Income Taxes	29.5	28.7	85.2	75.0
Income Tax Expense	4.7	6.4	14.0	12.6
Net Income	24.8	22.3	71.2	62.4
Less: Non-Controlling Interest in Subsidiaries	—	(0.2)	0.5	—
Net Income Attributable to ALLETE	$24.8	$22.5	$70.7	$62.4
Average Shares of Common Stock
Basic	49.3	48.6	49.2	47.7
Diluted	49.5	48.7	49.3	47.8
Basic Earnings Per Share of Common Stock	$0.50	$0.46	$1.44	$1.31
Diluted Earnings Per Share of Common Stock	$0.50	$0.46	$1.43	$1.30
Dividends Per Share of Common Stock	$0.52	$0.505	$1.04	$1.01
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Millions – Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Income	$24.8	$22.3	$71.2	$62.4
Other Comprehensive Income
Unrealized Gain on Securities
Net of Income Taxes of $0.3, $–, $–, and $0.1	0.4	—	—	0.1
Unrealized Gain on Derivatives
Net of Income Taxes of $–, $0.1, $–, and $0.1	—	—	—	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Taxes of $0.1, $0.2, $0.2, and $0.4	0.1	0.4	0.3	0.7
Total Other Comprehensive Income	0.5	0.4	0.3	0.9
Total Comprehensive Income	25.3	22.7	71.5	63.3
Less: Non-Controlling Interest in Subsidiaries	—	(0.2)	0.5	—
Total Comprehensive Income Attributable to ALLETE	$25.3	$22.9	$71.0	$63.3
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Millions – Unaudited

	Six Months Ended
	June 30,
	2016	2015

Operating Activities
Net Income	$71.2	$62.4
Allowance for Funds Used During Construction – Equity	(1.2)	(1.6)
Income from Equity Investments – Net of Dividends	(2.9)	(2.3)
Gain on Sales of Investments	—	(0.1)
Depreciation Expense	94.2	78.7
Amortization of Power Purchase Agreements	(11.1)	(11.0)
Amortization of Other Intangible Assets and Other Assets	5.0	2.9
Deferred Income Tax Expense	13.8	12.3
Share-Based Compensation Expense	1.3	1.3
ESOP Compensation Expense	0.9	4.9
Defined Benefit Pension and Postretirement Benefit Expense	2.6	7.7
Bad Debt Expense	1.1	0.3
Changes in Operating Assets and Liabilities
Accounts Receivable	6.5	17.3
Inventories	6.7	(13.4)
Prepayments and Other	(0.8)	4.2
Accounts Payable	1.3	(25.6)
Other Current Liabilities	(18.5)	47.4
Changes in Regulatory and Other Non-Current Assets	(21.0)	(9.6)
Changes in Regulatory and Other Non-Current Liabilities	(2.9)	6.5
Cash from Operating Activities	146.2	182.3
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.4	0.7
Payments for Purchase of Available-for-sale Securities	(1.2)	(0.8)
Acquisitions of Subsidiaries – Net of Cash Acquired	—	(214.4)
Investment in ATC	(1.6)	(0.8)
Changes to Other Investments	2.1	(0.4)
Additions to Property, Plant and Equipment	(74.8)	(140.5)
Cash in Escrow for Acquisition	—	(15.0)
Proceeds from Sale of Property, Plant and Equipment	0.2	—
Cash for Investing Activities	(73.9)	(371.2)
Financing Activities
Proceeds from Issuance of Common Stock	15.2	148.2
Proceeds from Issuance of Long-Term Debt	2.2	15.0
Changes in Restricted Cash	(2.0)	(2.9)
Changes in Notes Payable	(0.7)	(3.7)
Repayments of Long-Term Debt	(32.1)	(3.4)
Acquisition of Non-Controlling Interest	(8.0)	—
Acquisition-Related Contingent Consideration Payments	(0.7)	—
Debt Issuance Costs	(0.1)	—
Dividends on Common Stock	(51.2)	(49.5)
Cash from (for) Financing Activities	(77.4)	103.7
Change in Cash and Cash Equivalents	(5.1)	(85.2)
Cash and Cash Equivalents at Beginning of Period	97.0	145.8
Cash and Cash Equivalents at End of Period	$91.9	$60.6
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Millions – Unaudited

	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Non-Controlling Interest in Subsidiaries

Balance as of December 31, 2015	$1,822.4	$573.3	$(24.5)	$1,271.4	$2.2
Comprehensive Income
Net Income	71.2	70.7			0.5
Other Comprehensive Income – Net of Tax
Defined Benefit Pension and Other Postretirement Plans – Net of Tax	0.3		0.3
Total Comprehensive Income	71.5
Common Stock Issued	17.4			17.4
Dividends Declared	(51.2)	(51.2)
Acquisition of Non-Controlling Interest	(8.0)			(5.3)	(2.7)
Balance as of June 30, 2016	$1,852.1	$592.8	$(24.2)	$1,283.5	—
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2015, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2016, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the Consolidated Financial Statements and notes included in our 2015 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories. Inventories are stated at the lower of cost or market. Inventories in our Regulated Operations and ALLETE Clean Energy segments are carried at an average cost or first-in, first-out basis. Inventories in our U.S. Water Services and Corporate and Other segments are carried at an average cost, first-in, first-out or specific identification basis.

Inventories	June 30, 2016	December 31, 2015
Millions
Fuel (a)	$49.2	$58.1
Materials and Supplies	49.8	49.1
Raw Materials	2.8	2.7
Work in Progress	0.6	—
Finished Goods	8.3	7.5
Reserve for Obsolescence	(0.3)	(0.3)
Total Inventories	$110.4	$117.1

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

Prepayments and Other Current Assets	June 30, 2016	December 31, 2015
Millions
Deferred Fuel Adjustment Clause	$14.5	$10.6
Restricted Cash (a)	7.5	5.6
Other	16.4	19.5
Total Prepayments and Other Current Assets	$38.4	$35.7

(a)	Restricted Cash includes collateral deposits required under ALLETE Clean Energy’s loan agreements and cash pledged as collateral for U.S. Water Services’ standby letters of credit.

Other Non-Current Assets. As of June 30, 2016, included in Other Non-Current Assets on the Consolidated Balance Sheet was restricted cash related to collateral deposits required under ALLETE Clean Energy’s loan agreements and PPAs of $8.2 million ($8.1 million as of December 31, 2015). Also included in Other Non-Current Assets on the Consolidated Balance Sheet as of June 30, 2016, was a $31 million contract payment made to Cliffs as part of a long-term power sales agreement between Minnesota Power and Silver Bay Power. (See Note 13. Commitments, Guarantees and Contingencies.) The contract payment will be amortized over the term of the sales agreement.

Other Current Liabilities	June 30, 2016	December 31, 2015
Millions
Customer Deposits	$13.4	$15.1
Power Purchase Agreements	23.9	23.3
Other	48.6	47.7
Total Other Current Liabilities	$85.9	$86.1

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Liabilities	June 30, 2016	December 31, 2015
Millions
Asset Retirement Obligation	$135.2	$131.4
Power Purchase Agreements	125.9	138.1
Contingent Consideration (a)	37.3	36.6
Other	42.4	42.9
Total Other Non-Current Liabilities	$340.8	$349.0

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 3. Acquisitions and Note 5. Fair Value.)

Supplemental Statement of Cash Flows Information.

Six Months Ended June 30,	2016	2015
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$32.9	$30.0
Cash Paid During the Period for Income Taxes	$0.4	$1.0
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(24.4)	$(25.5)
Capitalized Asset Retirement Costs	$2.3	$7.8
AFUDC–Equity	$1.2	$1.6
Contingent Consideration	—	$35.7

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

Revenue from Contracts with Customers. In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance is effective for the Company beginning in the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s Consolidated Financial Statements.

NOTE 2. INVESTMENTS

Investments. As of June 30, 2016, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans, and other assets consisting primarily of land in Minnesota.

Other Investments	June 30, 2016	December 31, 2015
Millions
ALLETE Properties	$47.8	$50.1
Available-for-sale Securities (a)	18.4	18.5
Cash Equivalents	2.3	2.0
Other	3.8	4.0
Total Other Investments	$72.3	$74.6

(a)
As of June 30, 2016, the aggregate amount of available-for-sale corporate debt securities maturing in one year or less was $0.2 million, in one year to less than three years was $2.5 million, in three years to less than five years was $5.0 million, and in five or more years was $3.3 million.

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to estimated fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairments were recorded for the quarter and six months ended June 30, 2016.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 3. ACQUISITIONS

The acquisitions below are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its core regulated utility, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the six months ended June 30, 2016 and 2015.

2016 Activity.

Acquisition of Non-Controlling Interest. On April 15, 2016, ALLETE Clean Energy acquired the non-controlling interest in the limited liability company that owns its Condon wind energy facility for $8.0 million. This transaction was accounted for as an equity transaction, and no gain or loss was recognized in net income or other comprehensive income. As a result of the acquisition, the Condon wind energy facility is now a wholly-owned subsidiary of ALLETE Clean Energy.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 3. ACQUISITIONS (Continued)
2015 Activity (Continued)

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

Millions
Assets Acquired
Current Assets	$4.8
Property, Plant and Equipment	103.0
Other Non-Current Assets (a)	1.0
Total Assets Acquired	$108.8
Liabilities Assumed
Current Liabilities (b)	$6.7
Power Purchase Agreements	49.0
Non-Current Liabilities	5.1
Total Liabilities Assumed	$60.8
Net Identifiable Assets Acquired	$48.0

(a)	Included in Other Non-Current Assets was $0.3 million of goodwill. For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Current Liabilities included $5.9 million related to the current portion of PPAs.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 3. ACQUISITIONS (Continued)
2015 Activity (Continued)

Millions
Assets Acquired
Current Assets (a)	$9.0
Property, Plant and Equipment	156.2
Other Non-Current Assets (b)	14.4
Total Assets Acquired	$179.6
Liabilities Assumed
Current Liabilities	$2.9
Long-Term Debt Due Within One Year	5.9
Long-Term Debt	55.0
Other Non-Current Liabilities	4.7
Total Liabilities Assumed	$68.5
Net Identifiable Assets Acquired	$111.1

(a)	Included in Current Assets was $1.0 million related to the current portion of PPAs and $6.0 million of restricted cash related to collateral deposits required under its loan agreement.

(b)
Included in Other Non-Current Assets was $8.2 million related to the non-current portion of PPAs, $6.1 million of restricted cash related to collateral deposits required under its loan agreements, and an immaterial amount of goodwill. For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The aggregate carrying amount of goodwill was $130.6 million as of June 30, 2016, and December 31, 2015. There have been no changes to goodwill by reportable segment for the six months ended June 30, 2016.

Balances of intangible assets, net, excluding goodwill as of June 30, 2016, are as follows:

	December 31, 2015	Amortization	June 30, 2016
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$60.8	$(2.1)	$58.7
Developed Technology and Other (a)	7.2	(0.4)	6.8
Total Definite-Lived Intangible Assets	68.0	(2.5)	65.5
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	n/a	16.6
Total Intangible Assets	$84.6	$(2.5)	$82.1

(a)	Developed Technology and Other includes patents, non-compete agreements and land easements.

Customer relationships have a remaining useful life of approximately 22 years and developed technology and other have remaining useful lives ranging from approximately 3 years to approximately 13 years (weighted average of approximately 8 years). The weighted average remaining useful life of all definite-lived intangible assets as of June 30, 2016, is approximately 20 years.

Amortization expense of intangible assets for the six months ended June 30, 2016, was $2.5 million. Accumulated amortization was $6.6 million as of June 30, 2016 ($4.1 million as of December 31, 2015). The estimated amortization expense for definite-lived intangible assets for the remainder of 2016 is $2.6 million. Estimated annual amortization expense for definite-lived intangible assets is $5.0 million in 2017, $4.7 million in 2018, $4.4 million in 2019, $4.2 million in 2020 and $44.6 million thereafter.

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

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016, and December 31, 2015. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of June 30, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.4	—	—	$7.4
Available-for-sale – Corporate Debt Securities	—	$11.0	—	11.0
Cash Equivalents	2.3	—	—	2.3
Total Fair Value of Assets	$9.7	$11.0	—	$20.7

Liabilities (b)
Deferred Compensation	—	$15.9	—	$15.9
U.S. Water Services Contingent Consideration	—	—	$37.3	37.3
Total Fair Value of Liabilities	—	$15.9	$37.3	$53.2
Total Net Fair Value of Assets (Liabilities)	$9.7	$(4.9)	$(37.3)	$(32.5)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.6	—	—	$7.6
Available-for-sale – Corporate Debt Securities	—	$10.9	—	10.9
Cash Equivalents	2.0	—	—	2.0
Total Fair Value of Assets	$9.6	$10.9	—	$20.5

Liabilities (b)
Deferred Compensation	—	$16.1	—	$16.1
U.S. Water Services Contingent Consideration	—	—	$36.6	36.6
Total Fair Value of Liabilities	—	$16.1	$36.6	$52.7
Total Net Fair Value of Assets (Liabilities)	$9.6	$(5.2)	$(36.6)	$(32.2)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Level 3 activity in the preceding tables is the result of the February 2015 acquisition of U.S. Water Services. Changes in the fair value of U.S. Water Services’ Contingent Consideration for the six months ended June 30, 2016, are primarily due to accretion expense.

For the six months ended June 30, 2016, and the year ended December 31, 2015, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the table below, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed below was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
June 30, 2016	$1,575.2	$1,647.6
December 31, 2015	$1,605.0	$1,676.0

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the six months ended June 30, 2016, and the year ended December 31, 2015, there were no indicators of impairment for these non-financial assets.

NOTE 6.  REGULATORY MATTERS

Regulatory matters are summarized in Note 5. Regulatory Matters to our Consolidated Financial Statements in our 2015 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, the FERC or the PSCW.

2010 Minnesota Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order, effective June 1, 2011, that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio. Subsequent to this order, and as authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for environmental, renewable and transmission investments. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Boswell Mercury Emissions Reduction Plan.) Revenue from cost recovery riders was $48.9 million for the six months ended June 30, 2016 ($44.9 million for the six months ended June 30, 2015).

Energy-Intensive Trade-Exposed (EITE) Customer Rates. The state of Minnesota enacted an EITE customer ratemaking law in June 2015 which established that it is the energy policy of the state to have competitive rates for certain industries such as mining and forest products. In November 2015, Minnesota Power filed a rate schedule petition for EITE customers and a corresponding rider for EITE cost recovery with the MPUC. The rate proposal was revenue and cash flow neutral to Minnesota Power. In an order dated March 23, 2016, the MPUC dismissed the petition without prejudice, providing Minnesota Power the option to refile the petition with additional information or file a new petition. On June 30, 2016, Minnesota Power filed a revised EITE petition with the MPUC, which includes additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount.

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

In January 2016, one of Minnesota Power’s municipal customers provided notice of its intent to terminate its contract effective June 30, 2019. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. Under the Nashwauk Public Utilities Commission agreement, no termination notice may be given prior to June 30, 2025. Under the agreement with SWL&P, no termination notice may be given prior to July 31, 2016. The remaining 14 municipal customers may not give termination notices prior to December 31, 2021.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 6.  REGULATORY MATTERS (Continued)

2016 Wisconsin Rate Case. SWL&P’s current retail rates are based on a 2012 PSCW retail rate order, effective January 1, 2013, that allows for a 10.9 percent return on common equity. On June 28, 2016, SWL&P filed a rate increase request with the PSCW requesting an average overall increase of 3.1 percent for retail customers (a 3.5 percent increase in electric rates, a 1.3 percent decrease in natural gas rates and a 7.8 percent increase in water rates). The rate filing seeks an overall return on equity of 10.9 percent, based on a capital structure consisting of approximately 55 percent equity and 45 percent debt. On an annualized basis, the requested rate increase would generate approximately $2.7 million in additional revenue. Hearings are expected to be scheduled in late 2016. The Company anticipates new rates will take effect during the first quarter of 2017. We cannot predict the level of rates that may be approved by the PSCW.

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

Minnesota Power accounts for North Dakota investment tax credits based on long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power has recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries are included in the ALLETE consolidated group. The Minnesota Department of Commerce (Department) has inquired about our use of the North Dakota investment tax credits, taking the position that all North Dakota investment tax credits generated from the Bison Wind Energy Center should be credited to Minnesota Power ratepayers. The MPUC did not come to a decision on this issue in its order dated March 9, 2016, but requested that Minnesota Power provide further support on its position which was submitted on April 8, 2016. On April 22, 2016, the Department submitted additional comments restating its position that the tax credits should be credited to ratepayers.

The amount of North Dakota investment tax credits recognized by ALLETE as of June 30, 2016, total approximately $8 million, which represents the amount of North Dakota investment tax credits that the Department believes should be refunded to ratepayers. Minnesota Power will appropriately consider all avenues of appeal should an adverse decision be issued by the MPUC.

Annual Automatic Adjustment (AAA) of Charges. In an order dated June 2, 2016, the MPUC approved Minnesota Power’s AAA filings made in 2012 and 2013, and deferred action for 90 days on the AAA filing made in 2014 pending review and confirmation of coal transportation costs and terms of service. Minnesota Power’s AAA filings made in 2014 and 2015 are pending MPUC approval, and represent approximately $350 million in retail fuel cost recovery collected, but subject to refund. Minnesota Power currently expects full recovery of amounts represented by each AAA filing, although we cannot predict the outcome of the MPUC’s review of our pending filings.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 6.  REGULATORY MATTERS (Continued)

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

In an order dated July 18, 2016, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepts Minnesota Power’s plans for Taconite Harbor, directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, requires an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal and requires Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. Minnesota Power’s next IRP must be filed by February 1, 2018.

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

Great Northern Transmission Line (GNTL). Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500 kV transmission line between Manitoba and Minnesota’s Iron Range. The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing. A final decision on the presidential permit by the U.S. Department of Energy is expected in the third quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020.

Conservation Improvement Program (CIP). Minnesota requires electric utilities to spend a minimum of 1.5 percent of net gross operating revenues from service provided in the state on energy CIPs each year. On June 1, 2016, Minnesota Power submitted its CIP triennial filing for 2017 through 2019 with the Minnesota Department of Commerce, which outlines Minnesota Power’s CIP spending and energy-saving goals for 2017 through 2019. A decision on the CIP triennial filing by the Minnesota Department of Commerce is expected in the fourth quarter of 2016.

On April 1, 2016, Minnesota Power submitted its 2015 CIP consolidated filing, which detailed Minnesota Power’s CIP program results and requested a CIP financial incentive of $7.5 million based upon MPUC procedures. In an order dated July 19, 2016, the MPUC approved Minnesota Power’s CIP consolidated filing, including the requested CIP financial incentive. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

MISO Return on Equity Complaints. In November 2013, several customer groups located within the MISO service area filed complaints with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ALLETE and ATC, to 9.15 percent. In December 2015, a federal administrative law judge ruled on the November 2013 complaint proposing a reduction in the base return on equity to 10.32 percent, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2016.

In February 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. On June 30, 2016, a federal administrative law judge ruled on the February 2015 complaint proposing a further reduction in the base return on equity to 9.70 percent, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. On January 6, 2015, the FERC approved an incentive adder of up to 50 basis points on the allowed base return on equity for our participation in a regional transmission organization, subject to the outcome of the return on equity complaints.

Minnesota Solar Energy Standard. In May 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kW or less. Minnesota Power has two solar projects under development. In August 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at Camp Ripley, a Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In an order dated February 24, 2016, the MPUC approved the Camp Ripley solar project as eligible to meet the solar energy standard and for current cost recovery, subject to certain compliance requirements. In September 2015, Minnesota Power filed for MPUC approval of a community solar garden project in Duluth, Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that will be owned and operated by Minnesota Power. In an order dated July 27, 2016, the MPUC approved the community solar garden project and cost recovery, subject to certain compliance requirements. Minnesota Power believes these projects will meet approximately one-third of the overall mandate. Additionally, on June 1, 2016, Minnesota Power filed a proposal with the MPUC to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. If approved, Minnesota Power expects the projects to meet part of the mandate related to solar photovoltaic devices with a nameplate capacity of 20 kW or less.

Regulatory Assets and Liabilities. Our regulated utility operations are subject to accounting guidance for the effect of certain types of regulation. Regulatory assets represent incurred costs that have been deferred as they are probable of recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. The Company assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. No regulatory assets or liabilities are currently earning a return. The recovery, refund or credit to rates for these regulatory assets and liabilities will occur over the periods either specified by the applicable regulatory authority or over the corresponding period related to the asset or liability.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	June 30, 2016	December 31, 2015
Millions
Current Regulatory Assets (a)
Deferred Fuel Adjustment Clause	$14.5	$10.6
Total Current Regulatory Assets	14.5	10.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	215.0	219.3
Income Taxes (c)	64.7	64.2
Cost Recovery Riders (d)	47.2	58.0
Asset Retirement Obligations (e)	23.5	21.6
PPACA Income Tax Deferral	5.0	5.0
Other	3.7	3.9
Total Non-Current Regulatory Assets	359.1	372.0
Total Regulatory Assets	$373.6	$382.6

Non-Current Regulatory Liabilities
Wholesale and Retail Contra AFUDC (f)	$57.0	$58.0
Plant Removal Obligations	14.4	22.1
Income Taxes (c)	5.4	6.1
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	—	0.9
Other	17.8	17.9
Total Non-Current Regulatory Liabilities	$94.6	$105.0

(a)	Current regulatory assets are included in Prepayments and Other on the Consolidated Balance Sheet.

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

(d)
The cost recovery rider regulatory assets are revenues not yet collected from our customers primarily due to capital expenditures related to the Bison Wind Energy Center, investment in CapX2020 projects, and the Boswell Unit 4 environmental upgrade and are recognized in accordance with the accounting standards for alternative revenue programs. The cost recovery rider regulatory assets as of June 30, 2016, will be recovered over the next two years.

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

NOTE 7. INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of June 30, 2016, our equity investment in ATC was $129.0 million ($124.5 million at December 31, 2015). In the first six months of 2016, we invested $1.6 million in ATC, and on July 29, 2016, we invested an additional $1.9 million. We expect to make additional investments of approximately $2.7 million in 2016.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2015	$124.5
Cash Investments	1.6
Equity in ATC Earnings	8.9
Distributed ATC Earnings	(6.0)
Equity Investment Balance as of June 30, 2016	$129.0

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 7. INVESTMENT IN ATC (Continued)

Our equity earnings in ATC continue to be impacted by reductions for estimated refunds related to complaints filed with the FERC by several customer groups located within the MISO service area. (See Note 6. Regulatory Matters.) ATC's current authorized return on equity is 12.2 percent. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million after-tax ($0.9 million pre-tax).

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

The following tables present ALLETE’s short-term and long-term debt as of June 30, 2016 and December 31, 2015.

June 30, 2016	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt (a)	$66.0	$(0.6)	$65.4
Long-Term Debt	1,510.1	(11.2)	1,498.9
Total Debt	$1,576.1	$(11.8)	$1,564.3

(a)	Consisted of long-term debt due within one year and notes payable.

December 31, 2015	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt (a)	$37.9	$(0.6)	$37.3
Long-Term Debt	1,568.7	(12.0)	1,556.7
Total Debt	$1,606.6	$(12.6)	$1,594.0

(a)	Consisted of long-term debt due within one year and notes payable.

No long-term debt was issued in the first six months of 2016.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2016, our ratio was approximately 0.46 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of June 30, 2016, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Millions
Current Tax Expense (a)
Federal	—	—	—	—
State	$0.1	$0.2	$0.2	$0.3
Total Current Tax Expense	$0.1	$0.2	$0.2	$0.3
Deferred Tax Expense
Federal	$2.1	$3.9	$6.7	$8.7
State	2.7	2.5	7.5	4.0
Investment Tax Credit Amortization	(0.2)	(0.2)	(0.4)	(0.4)
Total Deferred Tax Expense	$4.6	$6.2	$13.8	$12.3
Total Income Tax Expense	$4.7	$6.4	$14.0	$12.6

(a)
For the six months ended June 30, 2016 and 2015, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Six Months Ended June 30	2016	2015
Millions
Income Before Non-Controlling Interest and Income Taxes	$85.2	$75.0
Statutory Federal Income Tax Rate	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	$29.8	$26.3
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	5.0	2.8
Production Tax Credits	(20.5)	(20.8)
Regulatory Differences for Utility Plant	(0.1)	(0.4)
Other	(0.2)	4.7
Total Income Tax Expense	$14.0	$12.6

For the six months ended June 30, 2016, the effective tax rate was 16.4 percent (16.8 percent for the six months ended June 30, 2015).

Uncertain Tax Positions. As of June 30, 2016, we had gross unrecognized tax benefits of $2.2 million ($2.4 million as of December 31, 2015). Of the total gross unrecognized tax benefits, $0.5 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is no longer subject to federal or state examination for years before 2012.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

For the quarter and six months ended June 30, 2016 and 2015, reclassifications out of accumulated other comprehensive income for the Company were not material. Changes in accumulated other comprehensive loss for the six months ended June 30, 2016, are presented on the Consolidated Statement of Equity.

NOTE 11. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units, performance share awards granted under our Executive Long-Term Incentive Compensation Plan and common shares under the forward sale agreement entered into in February 2014. For the six months ended June 30, 2016 and 2015, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

		2016			2015
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income Attributable to ALLETE	$24.8		$24.8	$22.5		$22.5
Average Common Shares	49.3	0.2	49.5	48.6	0.1	48.7
Earnings Per Share	$0.50		$0.50	$0.46		$0.46
Six Months Ended June 30,
Net Income Attributable to ALLETE	$70.7		$70.7	$62.4		$62.4
Average Common Shares	49.2	0.1	49.3	47.7	0.1	47.8
Earnings Per Share	$1.44		$1.43	$1.31		$1.30

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense (Income)	2016	2015	2016	2015
Millions
Quarter Ended June 30,
Service Cost	$2.1	$2.5	$1.0	$1.1
Interest Cost	8.1	7.4	1.8	1.8
Expected Return on Plan Assets	(10.7)	(10.1)	(2.8)	(2.8)
Amortization of Prior Service Costs (Credits)	—	0.1	(0.8)	(0.7)
Amortization of Net Loss	2.5	4.5	0.1	0.1
Net Periodic Benefit Expense (Income)	$2.0	$4.4	$(0.7)	$(0.5)

Six Months Ended June 30,
Service Cost	$4.1	$5.0	$2.0	$2.2
Interest Cost	16.2	14.9	3.7	3.6
Expected Return on Plan Assets	(21.3)	(20.3)	(5.6)	(5.5)
Amortization of Prior Service Costs (Credits)	—	0.1	(1.5)	(1.5)
Amortization of Net Loss	4.9	9.0	0.1	0.2
Net Periodic Benefit Expense (Income)	$3.9	$8.7	$(1.3)	$(1.0)

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 12.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Employer Contributions. For the six months ended June 30, 2016 and 2015, no contributions were made to our defined benefit pension plan; we expect to make $2.0 million in contributions to our defined benefit pension plan in 2016. For the six months ended June 30, 2016 and 2015, we made no contributions to our other postretirement benefit plan; we do not expect to make any contributions to our other postretirement benefit plan in 2016.

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

Our PPAs are summarized in Note 12. Commitments, Guarantees and Contingencies to our Consolidated Financial Statements in our 2015 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. Minnesota Power has a PPA with Square Butte, a North Dakota cooperative corporation, that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal-fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power sales agreement described below. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of June 30, 2016, Square Butte had total debt outstanding of $361.9 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2016, was $37.7 million ($39.5 million for the six months ended June 30, 2015). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $4.8 million during the six months ended June 30, 2016 ($5.0 million for the six months ended June 30, 2015). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

Silver Bay Power Sales Agreement. On May 23, 2016, Minnesota Power and Silver Bay Power entered into a long-term power purchase agreement through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining which has been served predominately through self-generation by Silver Bay Power. In the years 2016 through 2019, Minnesota Power will supply Silver Bay Power with at least 50 MW of energy and Silver Bay Power will have the option to purchase additional energy from Minnesota Power as it transitions away from self-generation. On December 31, 2019, Silver Bay Power will cease self-generation and Minnesota Power will supply the entire energy requirements for Silver Bay Power.

Shell Energy PPA. In June 2016, Minnesota Power and Shell Energy signed a PPA that provides for Minnesota Power to purchase 50 MW of energy at fixed prices. The PPA begins in January 2017 and expires in December 2019.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2016 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The minimum annual payment obligation under these supply and transportation agreements is $17.7 million for the remainder of 2016, $27.9 million in 2017, $27.0 million in 2018, $1.8 million in 2019 and none thereafter. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. (See Note 6. Regulatory Matters.) In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing. A final decision on the presidential permit by the U.S. Department of Energy is expected in the third quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million. Minnesota Power is expected to have majority ownership of the transmission line.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Air. The electric utility industry is regulated both at the federal and state level to address air emissions. Minnesota Power’s generating facilities mainly burn low-sulfur western sub-bituminous coal. All of Minnesota Power’s coal-fired generating facilities are equipped with pollution control equipment such as scrubbers, baghouses and low NOX technologies. Under currently applicable environmental regulations, these facilities are substantially compliant with emission requirements.

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

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires a total of 28 states in the eastern half of the United States, including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls; rather it requires that facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget and can be bought and sold.

In December 2014, the EPA distributed the CSAPR allowances to CSAPR-subject units for the Phase I years (2015 and 2016). Phase II allowances (2017 and beyond) for 2017 and 2018 were distributed on June 29, 2016. Based on our review of the NOx and SO2 Phase I and Phase II allowances already issued, and Phase II allowances not yet issued, we currently expect projected generation levels and emission rates will result in compliance in both Phase I and Phase II.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters. A final rule issued by the EPA for Industrial Boiler MACT became effective in December 2012. Major existing sources had until January 31, 2016, to achieve compliance with the final rule and July 29, 2016, to perform initial compliance demonstrations. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule. Compliance consists largely of adjustments to our operating practices; therefore the costs for complying with the final rule are not expected to be material.

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

Ozone NAAQS. The EPA has proposed more stringent control related to emissions that result in ground level ozone. In January 2010, the EPA proposed to revise the 2008 eight-hour ozone standard of 75 parts per billion (ppb) and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. In October 2015, the EPA published the final rule in the Federal Register revising the eight-hour ozone standard to 70 ppb with a secondary standard also set at 70 ppb. All areas of Minnesota currently meet the new standard based on the most recent available ambient monitoring data. However, some areas in the metropolitan Twin Cities and southwest portion of the state are close to exceeding the standard, so voluntary efforts to reduce ozone continue in the state. No additional costs for compliance are anticipated at this time.

Particulate Matter NAAQS. The EPA finalized the Particulate Matter NAAQS in September 2006. Since then, the EPA has established more stringent 24-hour and annual average fine particulate matter (PM2.5) standards; the 24-hour coarse particulate matter standard has remained unchanged. In December 2012, the EPA issued a final rule implementing a more stringent annual PM2.5 standard, while retaining the current 24-hour PM2.5 standard. To implement the new annual PM2.5 standard, the EPA is revising aspects of relevant monitoring, designation and permitting requirements. New projects and permits must comply with the new standard, which is generally demonstrated by modeling at the facility level.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

In August 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The rule sets emissions thresholds and exemptions for facilities that trigger modeling requirements. On January 8, 2016, the MPCA informed the EPA of the Minnesota sources subject to the rule, confirming that Boswell and Taconite Harbor are the only Minnesota Power generating facilities subject to the DRR. The MPCA was required to notify the EPA how each source will evaluate air quality by July 1, 2016. The MPCA has informed Minnesota Power that compliant SO2 modeling recently completed at these facilities should satisfy the DRR obligations, and no further modeling should be required. The MPCA is in discussion with the EPA to confirm its conclusion. The DRR also requires the MPCA to amend the operating permits for Boswell and Taconite Harbor by January 13, 2017, to include emissions limits at which one-hour SO2 NAAQS compliance was modeled. Minnesota Power is assisting the MPCA to ensure this deadline will be met. Compliance costs for the one-hour SO2 NAAQS are not expected to be material.

Class I Air Quality Petitions and Requests. In July 2014, the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band) announced its intent to petition the EPA to redesignate its reservation air shed from Class II to Class I air quality pursuant to Section 164(c) of the Clean Air Act. The Fond du Lac Band does not currently possess authority to directly regulate air quality. Class I air shed status, if granted, would allow the Fond du Lac Band to impose more stringent Clean Air Act protections within the boundaries of the Fond du Lac reservation, including the reservation air shed, near Cloquet, Minnesota. Five other reservations across the U.S. have received Class I status. A public hearing was held by the Fond du Lac Band in October 2014, and the extended public comment period on the petition expired in November 2014. After the Fond du Lac Band prepares responses to the comments, it is anticipated to make a formal submittal request to the EPA. The Company has requested additional clarification from the Fond du Lac Band and the MPCA on the final regulatory structure that may arise from a Class I redesignation.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

In June 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”, also referred to as the Clean Power Plan (CPP). The EPA issued the final CPP in August 2015, together with a proposed federal implementation plan and a model rule for emissions trading. Numerous petitions for review of the rule have been filed with the U.S. Court of Appeals for the District of Columbia Circuit. On February 9, 2016, the U.S. Supreme Court issued an order staying the effectiveness of the rule until after the appellate court process is complete. In May 2016, the U.S. Court of Appeals for the District of Columbia announced the petitions for review will be heard on September 27, 2016. The EPA is precluded from enforcing the CPP while the Supreme Court stay is in force; however, the MPCA has been holding a series of meetings on the CPP for educational and planning purposes in the interim. Minnesota Power has been actively involved in these MPCA meetings, and is closely monitoring the appeals process.

If upheld, the CPP would establish uniform CO2 emission performance rates for existing fossil fuel-fired and natural gas-fired combined cycle generating units, setting state-specific goals for CO2 emissions from the power sector. State goals were determined based on CPP source-specific performance emission rates and each state’s mix of power plants. The EPA maintains such goals are achievable if a state undertakes a combination of measures across its power sector that constitute the EPA’s guideline for a Best System of Emission Reductions (BSER). BSER is comprised of three building blocks: 1) improved fossil fuel power plant efficiency, 2) increased reliance on low-emitting power sources by generating more electricity from existing natural gas combined cycle units, and 3) building more zero- and low-emitting power sources, including renewable energy. States may also choose to include avoided CO2 emissions from customer energy efficiency measures for credit towards meeting state goals.

State goals under the CPP are expressed as both mass-based and rate-based goals, and include interim goals to be met over the years 2022 through 2029, as well as a final goal to be met in 2030 and thereafter. Under the CPP, each state is required to develop a SIP by September 6, 2016, or by September 6, 2018, if granted an extension. If the CPP is upheld at the completion of the appellate court process, all of the CPP regulatory deadlines may be reset based on the length of time that the appeals process takes.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

Minnesota’s Next Generation Energy Act of 2007. In April 2014, the U.S. District Court for the District of Minnesota ruled that part of Minnesota’s Next Generation Energy Act of 2007 (NEGA) violated the Commerce Clause of the U.S. Constitution. The portions of the law which were ruled unconstitutional prohibited the importation of power from a new CO2-producing facility outside of Minnesota and prohibited the entry into new long-term PPAs that would increase CO2 emissions in Minnesota. The State of Minnesota appealed the decision to the U.S. Court of Appeals for the Eighth Circuit in May 2014. On June 15, 2016, the U.S. Court of Appeals for the Eighth Circuit upheld the federal district court’s decision that part of the NEGA violated the Commerce Clause of the U.S. Constitution.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Coal Ash Management Facilities. Minnesota Power generates or disposes coal ash at four of its electric generating facilities. One facility stores ash in onsite impoundments (ash ponds) with engineered liners and containment dikes. Another facility’s ash is beneficially re-used. The other two facilities generate a combined wood and coal ash that is either land applied as an approved beneficial use or trucked to state permitted landfills. In June 2010, the EPA proposed regulations for coal combustion residuals (CCR) generated by the electric utility sector. The proposal sought comments on three general regulatory schemes for coal ash under Subtitle D of Resource Conservation and Recovery Act (RCRA) (non-hazardous) or Subtitle C of RCRA (hazardous).

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

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PPAs in place for their entire output and expire in various years between 2018 and 2032. As of June 30, 2016, ALLETE Clean Energy has $14.6 million outstanding in standby letters of credit.

U.S. Water Services. As of June 30, 2016, U.S. Water Services has $0.8 million outstanding in standby letters of credit.

BNI Energy. As of June 30, 2016, BNI Energy had surety bonds outstanding of $49.9 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Energy has secured a letter of credit for an additional $0.6 million to provide for BNI Energy’s total reclamation liability, which is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of June 30, 2016, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $10.1 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. At June 30, 2016, we owned 72 percent of the assessable land in the Town Center District (72 percent at December 31, 2015) and 92 percent of the assessable land in the Palm Coast Park District (92 percent at December 31, 2015). At these ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $2.1 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Millions
Operating Revenue
Regulated Operations	$234.9	$230.0	$487.2	$492.8

Energy Infrastructure and Related Services
ALLETE Clean Energy	18.8	34.0	42.4	46.4
U.S. Water Services	34.3	34.4	66.7	49.9

Corporate and Other	26.8	24.9	52.3	54.2
Total Operating Revenue	$314.8	$323.3	$648.6	$643.3
Net Income (Loss) Attributable to ALLETE
Regulated Operations (a)	$22.6	$23.3	$65.0	$64.3

Energy Infrastructure and Related Services
ALLETE Clean Energy	2.6	3.0	8.7	5.5
U.S. Water Services	1.0	0.6	0.5	0.5

Corporate and Other (a)	(1.4)	(4.4)	(3.5)	(7.9)
Total Net Income Attributable to ALLETE	$24.8	$22.5	$70.7	$62.4

(a)
In 2015, an intercompany loan agreement was entered into and interest expense was allocated to certain subsidiaries which is eliminated in consolidation. Prior period segment results have been revised to conform to the current presentation as if the intercompany loan existed as of January 1, 2015.

	June 30, 2016	December 31, 2015
Millions
Assets
Regulated Operations (a)	$3,823.4	$3,853.1

Energy Infrastructure and Related Services
ALLETE Clean Energy (a)	489.5	501.5
U.S. Water Services	258.2	258.3

Corporate and Other	286.5	281.6
Total Assets (a)	$4,857.6	$4,894.5

(a)
As a result of revised accounting guidance adopted in the first quarter of 2016, we reclassified unamortized debt issuance costs from Other Non-Current Assets to Long-Term Debt on the Consolidated Balance Sheet. Prior period segment assets have been revised to conform to the current presentation. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. Second Quarter 2016 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2015 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the headings: “Forward-Looking Statements” located on page 5 and “Risk Factors” located in Part I, Item 1A, beginning on page 25 of our 2015 Form 10‑K. The risks and uncertainties described in this Form 10-Q and our 2015 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

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

ALLETE Clean Energy focuses on developing, acquiring and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that are under long-term power sales agreements. In addition, ALLETE Clean Energy constructed a 107 MW wind energy facility for sale to Montana-Dakota Utilities; construction and sale were completed in the fourth quarter of 2015.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2016, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2016, to the six months ended June 30, 2015.

Net income attributable to ALLETE for the six months ended June 30, 2016, was $70.7 million, or $1.43 per diluted share, compared to $62.4 million, or $1.30 per diluted share, for the same period in 2015. Net income for 2015 included a $3.9 million after-tax expense, or $0.08 per share, for acquisition costs related to U.S. Water Services and ALLETE Clean Energy’s acquisitions. (See Note 3. Acquisitions.) In 2015, net income also included the recognition under percentage of completion accounting, of $1.5 million of after-tax estimated profit for the construction of a wind energy facility which was sold to Montana-Dakota Utilities in the fourth quarter of 2015. Net income for 2016 increased primarily due to higher net income at ALLETE Clean Energy. Earnings per share dilution was $0.05 due to additional shares of common stock outstanding as of June 30, 2016.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulated Operations net income attributable to ALLETE was $65.0 million for the six months ended June 30, 2016, compared to $64.3 million for the same period in 2015. Net income for 2016 increased primarily due to slightly higher net income at Minnesota Power resulting from lower operating and maintenance expenses, higher FERC formula-based rates, and higher cost recovery rider revenue. These increases were mostly offset by higher depreciation and property tax expenses, a decrease in kWh sales due to lower industrial sales and impacts of warmer temperatures in 2016. Our equity earnings in ATC and earnings at SWL&P, for the six months ended June 30, 2016, were similar to the same period in 2015.

ALLETE Clean Energy net income attributable to ALLETE was $8.7 million for the six months ended June 30, 2016, compared to $5.5 million for the same period in 2015. Net income for 2015 included a $0.9 million after-tax expense for acquisition costs related to the Chanarambie/Viking wind energy facilities. In 2015, net income also included the recognition under percentage of completion accounting, of $1.5 million of after-tax estimated profit for the construction of a wind energy facility which was sold to Montana-Dakota Utilities in the fourth quarter of 2015. Net income for 2016 increased primarily due to income generated from the operations of wind energy facilities acquired in April and July 2015.

U.S. Water Services net income attributable to ALLETE was similar for the six months ended June 30, 2016, compared to the period from the date of acquisition, February 10, 2015, through June 30, 2015.

Corporate and Other net loss attributable to ALLETE was $3.5 million for the six months ended June 30, 2016, compared to a net loss of $7.9 million for the same period in 2015. In 2015, the net loss included a $3.0 million after-tax expense for acquisition costs related to U.S. Water Services.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2016 AND 2015

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2016	2015
Millions
Operating Revenue	$234.9	$230.0
Fuel and Purchased Power	78.1	80.1
Transmission Services	16.1	11.3
Cost of Sales	0.9	1.0
Operating and Maintenance	53.5	57.8
Depreciation and Amortization	38.3	33.7
Taxes Other than Income Taxes	12.8	12.1
Operating Income	35.2	34.0
Interest Expense	(12.7)	(13.9)
Equity Earnings in ATC	4.1	4.7
Other Income	0.3	0.7
Income Before Non-Controlling Interest and Income Taxes	26.9	25.5
Income Tax Expense	4.3	2.2
Net Income Attributable to ALLETE	$22.6	$23.3

Operating Revenue increased $4.9 million, or 2 percent, from 2015 primarily due to higher transmission revenue, kWh sales and FERC formula-based rates, partially offset by lower fuel adjustment clause recoveries and conservation improvement program recoveries.

Transmission revenue increased $6.0 million primarily due to period over period changes in our estimate of a refund liability related to MISO return on equity complaints and higher MISO-related revenue. (See Operating Expenses - Transmission Services.)

ALLETE, Inc. Second Quarter 2016 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2016 AND 2015 (Continued)
Regulated Operations (Continued)

Despite relatively flat overall kWh sales, revenue increased $3.8 million from 2015 due mostly to higher pricing on our wholesale power sales agreements compared to last year. Sales to our industrial customers decreased 3.9 percent due to reduced taconite production. In addition, demand revenue from our industrial customers was down in 2016 as a result of lower demand nominations during the quarter. Sales to our residential and commercial customers increased 4.4 percent and 2.4 percent, respectively. Sales to our residential and commercial customers were higher due to colder average temperatures this year as heating degree days in Duluth, Minnesota, were approximately 10 percent higher in the second quarter of 2016 compared to the same period in 2015.

Kilowatt-hours Sold			Quantity	%
Quarter Ended June 30,	2016	2015	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	237	227	10	4.4%
Commercial	339	331	8	2.4%
Industrial	1,513	1,575	(62)	(3.9)%
Municipal	187	187	—	—
Total Retail and Municipal	2,276	2,320	(44)	(1.9)%
Other Power Suppliers	1,185	1,113	72	6.5%
Total Regulated Utility Kilowatt-hours Sold	3,461	3,433	28	0.8%

Revenue from electric sales to taconite/iron concentrate customers accounted for 17 percent of consolidated operating revenue in 2016 (19 percent in 2015). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2016 (7 percent in 2015). Revenue from electric sales to pipelines and other industrial customers accounted for 8 percent of consolidated operating revenue in 2016 (6 percent in 2015).

Revenue from our wholesale customers under formula-based rates increased $1.1 million primarily due to environmental and other investments.

Fuel adjustment clause recoveries decreased $3.5 million due to lower fuel and purchased power costs attributable to our retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Conservation improvement program recoveries decreased $1.7 million from 2015 primarily due to a reduction in related expenditures. (See Operating Expenses - Operating and Maintenance Expense.)

Operating Expenses increased $3.7 million, or 2 percent, from 2015.

Fuel and Purchased Power expense decreased $2.0 million, or 2 percent, from 2015 primarily due to lower purchased power prices compared to 2015, partially offset by higher fuel costs in 2016. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Transmission Services expense increased $4.8 million, or 42 percent, from 2015 primarily due to period over period changes in our estimate of a refund for MISO transmission expense related to MISO return on equity complaints and higher MISO-related expense. (See Operating Revenue and Note 6. Regulatory Matters.)

Operating and Maintenance expense decreased $4.3 million, or 7 percent, from 2015 primarily due to lower benefit expenses. In addition, conservation improvement program expenses were $1.7 million less than 2015. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue.)

Depreciation and Amortization expense increased $4.6 million, or 14 percent, from 2015 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $0.7 million, or 6 percent, from 2015 primarily due to higher property tax expenses resulting from higher taxable plant.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2016 AND 2015 (Continued)
Regulated Operations (Continued)

Interest Expense decreased $1.2 million, or 9 percent, from 2015 primarily due to lower average interest rates. We record interest expense for Regulated Operations based on Minnesota Power’s rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC decreased $0.6 million, or 13 percent, from 2015 due to period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints. Accruals for refund liabilities for the second quarter of 2016 were approximately $1.1 million higher than the second quarter of 2015.

Income Tax Expense increased $2.1 million, or 95 percent, from 2015 primarily due to additional income tax expense recorded in 2016 as GAAP requires the recognition of quarterly income tax expense at the estimated annual effective tax rate. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

ALLETE Clean Energy

Quarter Ended June 30,	2016	2015
Millions
Operating Revenue	$18.8	$34.0
Net Income Attributable to ALLETE	$2.6	$3.0

Operating Revenue decreased $15.2 million from 2015. Operating revenue in 2015 included the recognition under percentage of completion accounting, of $20.5 million in revenue for the construction of a wind energy facility which was sold to Montana-Dakota Utilities in the fourth quarter of 2015. The decrease in operating revenue was partially offset by revenue generated from the operations of wind energy facilities acquired in April and July 2015.

	Quarter Ended June 30,
	2016		2015
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	63.5	$3.1	66.4	$3.3
Storm Lake II	39.1	2.6	41.1	2.7
Condon	22.5	1.9	16.9	1.6
Storm Lake I	56.3	2.9	55.8	3.0
Chanarambie/Viking	64.5	3.2	57.6	2.9
Armenia Mountain	48.8	5.1	—	—
Development Fee	—	—	—	20.5
Total	294.7	$18.8	237.8	$34.0

Net Income Attributable to ALLETE decreased $0.4 million, or 13 percent, from 2015. Net income for 2015 included a $0.9 million after-tax expense for acquisition costs related to the Chanarambie/Viking wind energy facilities. In 2015, net income also included the recognition under percentage of completion accounting, of $1.5 million of after-tax estimated profit for the construction of a wind energy facility which was sold to Montana-Dakota Utilities in the fourth quarter of 2015.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2016 AND 2015 (Continued)

U.S. Water Services

Quarter Ended June 30,	2016	2015
Millions
Operating Revenue	$34.3	$34.4
Net Income Attributable to ALLETE	$1.0	$0.6

Operating Revenue for 2016 was consistent with the same period in 2015. Revenue from chemical sales and related services, which includes recurring revenue contracts for the delivery and service of chemicals, increased 5.0% to $27.2 million in 2016 compared to $25.9 million in 2015. Revenue from equipment and related services, which includes sales of water treatment equipment, was $7.0 million for 2016 compared to $8.5 million in 2015. U.S. Water Services strives to provide a full-service product offering to customers including equipment, chemicals, engineering and service.

Net Income Attributable to ALLETE increased $0.4 million from 2015. Net income in 2015 included $0.6 million of after-tax expense related to purchase accounting fair value adjustments for inventories and sales backlog. 2016 also reflects increased investments in back office systems and support at U.S. Water Services as we create a platform for future growth.

Corporate and Other

Operating Revenue increased $1.9 million, or 8 percent, from 2015 primarily due to an increase in land sales at ALLETE Properties.

Net Loss Attributable to ALLETE decreased $3.0 million from 2015 primarily due to additional income tax expense recorded in 2015 as GAAP requires the recognition of quarterly income tax expense at the estimated annual effective tax rate. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes. Slightly higher earnings at ALLETE Properties also contributed to the decrease in the net loss.

Income Taxes – Consolidated

For 2016, the effective tax rate was 15.9 percent (22.3 percent for the 2015). The effective tax rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.) The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2016	2015
Millions
Operating Revenue	$487.2	$492.8
Fuel and Purchased Power	155.0	166.1
Transmission Services	32.9	26.2
Cost of Sales	3.9	5.5
Operating and Maintenance	104.1	116.5
Depreciation and Amortization	76.6	65.8
Taxes Other than Income Taxes	25.0	23.7
Operating Income	89.7	89.0
Interest Expense	(25.8)	(27.5)
Equity Earnings in ATC	8.9	8.6
Other Income	1.2	1.6
Income Before Non-Controlling Interest and Income Taxes	74.0	71.7
Income Tax Expense	9.0	7.4
Net Income Attributable to ALLETE	$65.0	$64.3

Operating Revenue decreased $5.6 million, or 1 percent, from 2015 primarily due to lower fuel adjustment clause recoveries, kWh sales, conservation improvement program recoveries and gas sales, partially offset by higher FERC formula-based rates, cost recovery rider revenue and transmission revenue.

Fuel adjustment clause recoveries decreased $9.9 million due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Revenue from Regulated Operations decreased $3.5 million due to a 2.0 percent decrease in kWh sales. Sales to our industrial customers decreased 11.9 percent primarily due to reduced taconite production. In addition, demand revenue from our industrial customers was down in 2016 as a result of lower demand nominations. Sales to our residential, commercial and municipal customers have been impacted by warmer temperatures in 2016 compared to the same period in 2015. Heating degree days in Duluth, Minnesota, were approximately 4 percent lower in the first six months of 2016 compared to the same period in 2015. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and increased 15.5 percent in 2016 compared to 2015. Revenue from Other Power Suppliers increased primarily as a result of more energy available for sale due to reduced demand from our taconite customers, and higher pricing on our wholesale power sales agreements compared to last year.

Kilowatt-hours Sold			Quantity	%
Six Months Ended June 30,	2016	2015	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	566	583	(17)	(2.9)%
Commercial	707	715	(8)	(1.1)%
Industrial	3,107	3,525	(418)	(11.9)%
Municipal	406	420	(14)	(3.3)%
Total Retail and Municipal	4,786	5,243	(457)	(8.7)%
Other Power Suppliers	2,315	2,004	311	15.5%
Total Regulated Utility Kilowatt-hours Sold	7,101	7,247	(146)	(2.0)%

Revenue from electric sales to taconite/iron concentrate customers accounted for 17 percent of consolidated operating revenue in 2016 (21 percent in 2015). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2016 (7 percent in 2015). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2016 (6 percent in 2015).

ALLETE, Inc. Second Quarter 2016 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Continued)
Regulated Operations (Continued)

Conservation improvement program recoveries decreased $3.8 million from 2015 primarily due to a reduction in related expenditures. (See Operating Expenses - Operating and Maintenance Expense.)

Gas sales at SWL&P decreased $1.8 million from 2015 as a result of warmer temperatures in 2016 compared to the same period in 2015. (See Cost of Sales.)

Transmission revenue increased $5.3 million primarily due to period over period changes in our estimate of a refund liability related to MISO return on equity complaints. (See Operating Expenses - Transmission Services.)

Cost recovery rider revenue increased $4.0 million primarily due to the completion of the Boswell Unit 4 environmental upgrade in the fourth quarter of 2015.

Revenue from our wholesale customers under formula-based rates increased $2.9 million primarily due to additional environmental and other investments.

Operating Expenses decreased $6.3 million, or 2 percent, from 2015.

Fuel and Purchased Power expense decreased $11.1 million, or 7 percent, from 2015 primarily due to lower purchased power prices and kWh sales in 2016 compared to 2015, partially offset by higher fuel costs in 2016. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Transmission Services expense increased $6.7 million, or 26 percent, from 2015 primarily due to period over period changes in our estimate of a refund for MISO transmission expense related to MISO return on equity complaints and higher MISO-related expense. (See Operating Revenue and Note 6. Regulatory Matters.)

Cost of Sales decreased $1.6 million, or 29 percent, from 2015 due to lower purchased gas at SWL&P. (See Operating Revenue.)

Operating and Maintenance expense decreased $12.4 million, or 11 percent, from 2015 primarily due to lower salary and benefit expenses, a $3.6 million sales tax refund received in the first quarter of 2016, and lower conservation improvement program expenses. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue.)

Depreciation and Amortization expense increased $10.8 million, or 16 percent, from 2015 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $1.3 million, or 5 percent, from 2015 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense decreased $1.7 million, or 6 percent, from 2015 primarily due to lower average interest rates. We record interest expense for Regulated Operations based on Minnesota Power’s rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC increased $0.3 million, or 3 percent, from 2015 primarily due to additional investment in ATC, partially offset by period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints. Accruals for refund liabilities for 2016 were approximately $0.4 million higher than 2015.

Income Tax Expense increased $1.6 million, or 22 percent, from 2015 primarily due to higher income before income taxes in 2016.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Continued)

ALLETE Clean Energy

Six Months Ended June 30,	2016	2015
Millions
Operating Revenue	$42.4	$46.4
Net Income Attributable to ALLETE	$8.7	$5.5

Operating Revenue decreased $4.0 million from 2015. Operating revenue in 2015 included the recognition under percentage of completion accounting, of $20.5 million in revenue for the construction of a wind energy facility which was sold to Montana-Dakota Utilities in the fourth quarter of 2015. The decrease in operating revenue was partially offset by revenue generated from the operations of wind energy facilities acquired in April and July 2015.

	Six Months Ended June 30,
	2016		2015
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	133.5	$6.5	148.4	$7.2
Storm Lake II	91.6	5.6	98.1	6.0
Condon	51.0	4.3	37.7	3.6
Storm Lake I	120.3	6.0	124.9	6.2
Chanarambie/Viking	145.1	6.8	57.6	2.9
Armenia Mountain	140.8	13.2	—	—
Development Fee	—	—	—	20.5
Total	682.3	$42.4	466.7	$46.4

Net Income Attributable to ALLETE increased $3.2 million from 2015 primarily due to income generated from the operations of wind energy facilities acquired in April and July 2015. Net income for 2015 included a $0.9 million after-tax expense for acquisition costs related to the Chanarambie/Viking wind energy facilities. In 2015, net income also included the recognition under percentage of completion accounting, of $1.5 million of after-tax estimated profit for the construction of a wind energy facility which was sold to Montana-Dakota Utilities in the fourth quarter of 2015.

U.S. Water Services

	Six Months Ended	Period February 10, 2015
	June 30, 2016	Through June 30, 2015
Millions
Operating Revenue	$66.7	$49.9
Net Income Attributable to ALLETE	$0.5	$0.5

Operating Revenue increased $16.8 million in 2016 compared to the period from February 10, 2015, to June 30, 2015. The results for 2015 reflect operations from the date of acquisition, February 10, 2015, through June 30, 2016, and therefore, do not reflect a full six months.

Net Income Attributable to ALLETE was similar for the six months ended June 30, 2016, compared to the period from February 10, 2015, to June 30, 2015. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months. The results for 2015 reflect operations from the date of acquisition, February 10, 2015, through June 30, 2016, and therefore do not reflect a full six months. Net income for the six months ended June 30, 2016, included $0.3 million of after-tax expense related to purchase accounting fair value adjustments for inventories and sales backlog ($0.9 million from February 10, 2015, through June 30, 2015); these purchase accounting adjustments were fully recognized as of March 31, 2016. 2016 also reflects increased investments in back office systems and support at U.S. Water Services as we create a platform for future growth.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Continued)

Corporate and Other

Operating Revenue decreased $1.9 million, or 4 percent, from 2015 primarily due to a decrease in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses, partially offset by higher revenue from more coal delivered at BNI Energy. In addition, ALLETE Properties had more land sales in 2016 than 2015.

Net Loss Attributable to ALLETE decreased $4.4 million from 2015 primarily due to a $3.0 million after-tax expense in 2015 for acquisition costs related to U.S. Water Services. Net income at BNI Energy increased to $3.7 million in 2016 compared to $3.2 million in 2015, and the net loss at ALLETE Properties decreased to $1.6 million in 2016 compared to $2.0 million in 2015.

Income Taxes – Consolidated

For the six months ended June 30, 2016, the effective tax rate was 16.4 percent (16.8 percent for the six months ended June 30, 2015). The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets, taxation and valuation of goodwill and intangible assets. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Form 10-K.

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

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. (See EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approval for environmental, renewable and transmission investments, as well as work with regulators to earn a fair rate of return. We project that Minnesota Power will not earn its allowed rate of return in 2016. We are preparing for our next general rate case at Minnesota Power and expect to file in the fourth quarter of 2016.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OUTLOOK (Continued)

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, the FERC, the PSCW or the NDPSC. See Note 6. Regulatory Matters for discussion of regulatory matters within our Minnesota, FERC, Wisconsin, and North Dakota jurisdictions.

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, and pipeline industries. Approximately 41 percent of our regulated utility kWh sales in the six months ended June 30, 2016 (46 percent in the six months ended June 30, 2015) were made to our industrial customers in these industries.

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute (AISI), an association of North American steel producers, reported that U.S. raw steel production operated at approximately 72 percent of capacity during the first six months of 2016 compared to 73 percent in the first six months of 2015. Many steel producers reduced production in 2015, citing higher levels of imports and lower prices. Some Minnesota taconite and iron concentrate producers reduced production in 2015 in response to declining U.S. steel production. The World Steel Association, an association of over 150 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2016 will increase compared to 2015. While steel consumption is expected to increase in the U.S. in 2016, there is a natural lag between U.S. steel consumption and Minnesota taconite production. The high level of imports and lower prices in 2015 continue to impact Minnesota taconite production in 2016. In 2015, petitions regarding unfairly traded cold-rolled, hot-rolled and corrosion-resistant steel products were filed by domestic steel producers with the U.S. Department of Commerce and U.S. International Trade Commission resulting in countervailing duty and antidumping investigations. The U.S. Department of Commerce has since made final affirmative determinations in the investigations for corrosion-resistant steel products and cold-rolled steel products as well as preliminary affirmative determinations in the investigations for hot-rolled steel products. The U.S. International Trade Commission has also made an affirmative ruling on corrosion-resistant steel products, concluding that investigation; final determinations for cold-rolled and hot-rolled steel products are expected in 2016. As a result of the affirmative determinations, cash deposits are collected on these products when imported from certain countries. According to the U.S. Census Bureau, May 2016 year-to-date imports for consumption of steel products are down approximately 30 percent compared to May 2015 year-to-date imports.

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

Minnesota Power’s Large Power taconite customers, subject to demand nomination requirements, nominate demand levels for their energy needs each December, March, and August for four-month periods. Based on nominations received on July 29, 2016, Minnesota Power’s Large Power taconite customers nominated at approximately 90 percent of full demand levels for September through December of 2016.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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

United Taconite. In August 2015, Cliffs temporarily idled its United Taconite plant in Eveleth, Minnesota, citing high levels of inventories, lower demand from its customers, and the high rate of imported steel. On June 9, 2016, Cliffs announced it will be restarting operations at its United Taconite plant in August 2016 following the announcements of Cliffs’ 10-year supply agreement with a major steel client and additional business contracted with another customer. United Taconite has the capability to produce approximately 5 million tons of taconite annually. On May 23, 2016, Minnesota Power extended its electric service agreements with Cliffs for 10 years at Cliffs' United Taconite and Babbitt facilities, subject to regulatory approval.

Silver Bay Power. On May 23, 2016, Minnesota Power entered into multiple agreements with Cliffs and its subsidiaries. Under one of the agreements, Minnesota Power paid $31.0 million in cash as part of a long-term power sales agreement through 2031 between Minnesota Power and Silver Bay Power. Silver Bay Power provides the majority of the electric service requirements for Northshore Mining, which has the capability to produce approximately 6 million tons of taconite annually. (See Note 13. Commitments, Guarantees and Contingencies.)

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

Nashwauk Public Utilities Commission. On July 8, 2016, Minnesota Governor Dayton instructed the Minnesota Department of Natural Resources to terminate Essar’s mineral lease agreements with the state. Governor Dayton stated that Essar failed to pay full amounts owed to Minnesota contractors and show it has the ability to carry its current construction project through to completion, or provide reliable assurances that it will be able to do so in the foreseeable future.

Essar filed for bankruptcy protection on July 8, 2016, under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In its filings Essar stated that it has arranged funding sources and intends to continue its project in Minnesota post-bankruptcy. Essar is a retail customer of the Nashwauk Public Utilities Commission, and Minnesota Power has a wholesale electric sales agreement with the Nashwauk Public Utilities Commission for electric service through at least June 2028. Essar also makes ongoing payments to Minnesota Power for electric transmission infrastructure costs. Essar’s pre-petition debt to Minnesota Power is not material.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Under the agreements for providing energy and capacity to Essar, Essar is obligated to increase “take or pay” payments on July 1, 2016. Minnesota Power, the Nashwauk Public Utilities Commission and Essar will propose to the bankruptcy court that the agreements will remain in place and payments under them will continue through at least December 2016. This agreement will require bankruptcy court approval, and we cannot predict the outcome of the bankruptcy court’s action.

PolyMet. Minnesota Power has a long-term contract with PolyMet, which is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In November 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources issued its Record of Decision on March 3, 2016, finding the final EIS adequate. The 30-day period allowed by law to challenge the Record of Decision passed without any legal challenges being filed. On July 11, 2016, PolyMet submitted applications for water-related permits with the State of Minnesota which are expected to be followed by the submission of the remaining permit applications in 2016. The final EIS also requires Records of Decision by the federal agencies, which are expected in 2016, before final action can be taken on the required permits to construct and operate the mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a ten-year power supply contract that would begin upon start-up of the mining operations.

Louisiana-Pacific Corporation. Louisiana-Pacific Corporation recently announced that it is considering the construction of a wood siding plant at the Laskin Energy Park in Hoyt Lakes, Minnesota, at a total estimated cost of approximately $400 million. The plant would be located in Minnesota Power’s service territory, and employ about 250 people.

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

Integrated Resource Plan (IRP). In a November 2013 order, the MPUC approved Minnesota Power’s 2013 IRP which detailed elements of its EnergyForward strategic plan, announced in January 2013. In September 2015, Minnesota Power filed its 2015 IRP with the MPUC which contains the next steps in its EnergyForward strategic plan, and includes an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. In an order dated July 18, 2016, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepts Minnesota Power’s plans for Taconite Harbor, directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, requires an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal and requires Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. Minnesota Power’s next IRP must be filed by February 1, 2018.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Renewable Energy. In February 2007, Minnesota enacted a law requiring 25 percent of electric utilities’ applicable retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. The law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power’s 2015 IRP, which was filed with the MPUC in September 2015 and approved with modifications by the MPUC in an order dated July 18, 2016, includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. (See EnergyForward.)

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

Minnesota Solar Energy Standard. In May 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kW or less. Minnesota Power has two solar projects under development. In August 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at Camp Ripley, a Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In an order dated February 24, 2016, the MPUC approved the Camp Ripley solar project as eligible to meet the solar energy standard and for current cost recovery, subject to certain compliance requirements. In September 2015, Minnesota Power filed for MPUC approval of a community solar garden project in Duluth, Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that will be owned and operated by Minnesota Power. In an order dated July 27, 2016, the MPUC approved the community solar garden project and cost recovery, subject to certain compliance requirements. Minnesota Power believes these projects will meet approximately one-third of the overall mandate. Additionally, on June 1, 2016, Minnesota Power filed a proposal with the MPUC to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. If approved, Minnesota Power expects the projects to meet part of the mandate related to solar photovoltaic devices with a nameplate capacity of 20 kW or less.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Minnesota Power accounts for North Dakota investment tax credits based on long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power has recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries are included in the ALLETE consolidated group. The Minnesota Department of Commerce (Department) has inquired about our use of the North Dakota investment tax credits, taking the position that all North Dakota investment tax credits generated from the Bison Wind Energy Center should be credited to Minnesota Power ratepayers. The MPUC did not come to a decision on this issue in its order dated March 9, 2016, but requested that Minnesota Power provide further support on its position which was submitted on April 8, 2016. On April 22, 2016, the Department submitted additional comments restating its position that the tax credits should be credited to ratepayers.

The amount of North Dakota investment tax credits recognized by ALLETE as of June 30, 2016, total approximately $8 million, which represents the amount of North Dakota investment tax credits that the Department believes should be refunded to ratepayers. Minnesota Power will appropriately consider all avenues of appeal should an adverse decision be issued by the MPUC.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

The GNTL is subject to various federal and state regulatory approvals. In October 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. (See Note 6. Regulatory Matters.) In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In April 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing. A final decision on the presidential permit by the U.S. Department of Energy is expected in the third quarter of 2016. Manitoba Hydro must also obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014. Upon receipt of all applicable permits and approvals, construction of the GNTL is expected to begin by 2017 and to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million. Minnesota Power is expected to have majority ownership of the transmission line.

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. As of June 30, 2016, our equity investment in ATC was $129.0 million ($124.5 million as of December 31, 2015). In the first six months of 2016, we invested $1.6 million in ATC, and on July 29, 2016, we invested an additional $1.9 million. We expect to make additional investments of approximately $2.7 million in 2016. (See Note 7. Investment in ATC.)

In November 2013, several customer groups located within the MISO service area filed complaints with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ATC, to 9.15 percent. In December 2015, a federal administrative law judge ruled on the November 2013 complaint proposing a reduction in the base return on equity to 10.32 percent, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2016.

In February 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. On June 30, 2016, a federal administrative law judge ruled on the February 2015 complaint proposing a further reduction in the base return on equity to 9.70 percent, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. On January 6, 2015, the FERC approved an incentive adder of up to 50 basis points on the allowed base return on equity for our participation in a regional transmission organization, subject to the outcome of the return on equity complaints. Our equity earnings in ATC continue to be impacted by these reductions for estimated refunds and reflect these administrative law judge recommendations. ATC's current authorized return on equity is 12.2 percent. We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million after-tax ($0.9 million pre-tax).

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that are under long-term power sales agreements. In addition, ALLETE Clean Energy constructed a 107 MW wind energy facility for sale to Montana-Dakota Utilities; construction and sale were completed in the fourth quarter of 2015.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

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

ALLETE Clean Energy will manage risk by having a diverse portfolio of assets, which will include power sales contract expiration and geographic diversity. The current mix of power sales agreement expiration and geographic location is as follows:

Wind Energy Facility	Location	Capacity MW	PPA MW %	PPA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	December 2024
Chanarambie/Viking	Minnesota	97.5
PPA 1			12%	February 2018
PPA 2			88%	February 2023
Condon	Oregon	50	100%	October 2022
Lake Benton	Minnesota	104	100%	December 2028
Storm Lake I	Iowa	108	100%	December 2019
Storm Lake II	Iowa	77
PPA 1			90%	April 2019
PPA 2			10%	April 2032

U.S. Water Services.

On February 10, 2015, ALLETE acquired U.S. Water Services. Headquartered in St. Michael, Minnesota, U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services is located in 49 states and Canada and has an established base of approximately 4,600 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment, and chemical water treatment and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the food and beverage, industrial, power generation, and midstream oil and gas industries. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services’ sells certain products which are seasonal in nature, with higher demand typically realized in warmer months. The results for 2015 reflect operations from the date of acquisition, February 10, 2015, through June 30, 2015, and therefore, do not reflect a full six months.

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

BNI Energy. BNI Energy anticipates selling 4.3 million tons of coal in 2016 (4.3 million tons were sold in 2015) and has sold 2.3 million tons through June 30, 2016 (2.1 million tons were sold as of June 30, 2015). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. Market conditions can impact land sales and could result in our inability to cover our cost basis, operating expenses or fixed carrying costs such as community development district assessments and property taxes.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OUTLOOK (Continued)
Corporate and Other (Continued)

ALLETE Properties’ major projects are Town Center at Palm Coast, Palm Coast Park and Ormond Crossings. Separately, the Lake Swamp wetland mitigation bank was permitted on land that was previously part of Ormond Crossings.

In addition to the three projects and the mitigation bank, ALLETE Properties has approximately 1,100 acres of other land available-for-sale.

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2016. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC–Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be approximately 16 percent for 2016 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next nine years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2016, we had cash and cash equivalents of $91.9 million, $395.2 million in available consolidated lines of credit and a debt-to-capital ratio of 46 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2016%		December 31, 2015%
Millions
ALLETE Equity	$1,852.1	54	$1,820.2	53
Non-Controlling Interest	—	—	2.2	—
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,575.2	46	1,605.0	47
Notes Payable	0.9	—	1.6	—
	$3,428.2	100	$3,429.0	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2016	2015
Millions
Cash and Cash Equivalents at Beginning of Period	$97.0	$145.8
Cash Flows from (used for)
Operating Activities	146.2	182.3
Investing Activities	(73.9)	(371.2)
Financing Activities	(77.4)	103.7
Change in Cash and Cash Equivalents	(5.1)	(85.2)
Cash and Cash Equivalents at End of Period	$91.9	$60.6

Operating Activities. Cash from operating activities was $146.2 million for the six months ended June 30, 2016 ($182.3 million for the six months ended June 30, 2015). Cash from operating activities was lower in 2016 primarily due to contract billings in excess of construction costs and estimated earnings related to the wind facility developed by ALLETE Clean Energy for sale to Montana-Dakota Utilities in 2015, and payment of $31.0 million made as part of a long-term power sales agreement between Minnesota Power and Silver Bay Power, partially offset by higher recoveries under cost recovery riders, the timing of accounts payable payments and lower fuel inventory purchases.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Investing Activities. Cash used for investing activities was $73.9 million for the six months ended June 30, 2016 ($371.2 million for the six months ended June 30, 2015). The decrease in cash used for investing activities was primarily due to $214.4 million used in 2015, net of cash acquired, for the acquisition of U.S. Water Services in February 2015 and ALLETE Clean Energy’s April 2015 acquisition, as well as $65.7 million of lower capital expenditures in 2016.

Financing Activities. Cash used for financing activities was $77.4 million for the six months ended June 30, 2016 ($103.7 million from financing activities for the six months ended June 30, 2015). The decrease in cash from financing activities was primarily due to $133.0 million in lower proceeds from issuance of common stock and higher repayments of long-term debt of $28.7 million in 2016.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit, the sale of securities or commercial paper. As of June 30, 2016, we had consolidated bank lines of credit aggregating $408.4 million ($408.4 million as of December 31, 2015), the majority of which expire in November 2018. We had $12.3 million outstanding in standby letters of credit and $0.9 million outstanding in draws under our lines of credit as of June 30, 2016 ($12.4 million in standby letters of credit and $1.6 million outstanding in draws as of December 31, 2015). In addition, as of June 30, 2016, we had 3.6 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 4.0 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in February 2015, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 4.0 million remain available for issuance. For the six months ended June 30, 2016, no shares of common stock were issued under this agreement (1.3 million shares were issued for the six months ended June 30, 2015, resulting in net proceeds of $69.9 million). The shares issued in 2015 were offered and sold pursuant to Registration Statement No. 333-190335.

During the six months ended June 30, 2016, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $15.2 million (0.2 million shares were issued for the six months ended June 30, 2015, resulting in net proceeds of $12.9 million). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-188315, 333-183051 and 333-162890.

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

Capital Requirements. Our capital expenditures for 2016 are expected to be approximately $195 million. For the six months ended June 30, 2016, capital expenditures totaled $51.9 million ($117.9 million for the six months ended June 30, 2015). The expenditures were primarily made in the Regulated Operations segment.

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

ALLETE, Inc. Second Quarter 2016 Form 10-Q

OTHER (Continued)

Employees.

At June 30, 2016, ALLETE had 2,008 employees, of which 1,933 were full-time.

Minnesota Power and SWL&P have an aggregate of 557 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Energy has 177 employees, of which 131 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2016, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 2. Investments.)

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at June 30, 2016, an increase of 100 basis points in interest rates would impact the amount of pretax interest expense by $1.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2016.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2016, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Second Quarter 2016 Form 10-Q

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
99
ALLETE News Release dated August 3, 2016, announcing 2016 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. Second Quarter 2016 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 3, 2016	/s/ Steven Q. DeVinck
Steven Q. DeVinck
Senior Vice President and Chief Financial Officer

August 3, 2016	/s/ Steven W. Morris
Steven W. Morris
Controller

ALLETE, Inc. Second Quarter 2016 Form 10-Q