Form 10-K
period 2016-12-31
ALLETE INC
filed 2017-02-15
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The aggregate market value of voting stock held by nonaffiliates on June 30, 2016, was $3,178,250,707.

As of February 1, 2017, there were 50,049,020 shares of ALLETE Common Stock, without par value, outstanding.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2016 Form 10-K

ALLETE, Inc. 2016 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA, Inc.
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
Cliffs	Cliffs Natural Resources Inc.
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
MACT	Maximum Achievable Control Technology
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
MBtu	Million British thermal units
Mesabi Metallics	Mesabi Metallics Company LLC (formerly Essar Steel Minnesota LLC)

ALLETE, Inc. 2016 Form 10-K

Definitions (continued)

Abbreviation or Acronym	Term
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
Non-residential	Retail and non-retail commercial, office, industrial, warehouse, storage and institutional
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NPDES	National Pollutant Discharge Elimination System
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
Shell Energy	Shell Energy North America (US), L.P.
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
Standard & Poor’s	Standard & Poor’s Ratings Services
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Thomson	Thomson Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
TransAlta	TransAlta Energy Marketing (U.S.) Inc.
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. 2016 Form 10-K

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

ALLETE, Inc. 2016 Form 10-K

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

ALLETE, Inc. 2016 Form 10-K

Part I

Item 1. Business

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 4. Regulatory Matters.)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is from PSAs under various durations. In addition, ALLETE Clean Energy constructed and sold a 107 MW wind energy facility in 2015. On January 3, 2017, ALLETE Clean Energy announced that it will develop another wind energy facility of up to 50 MW after securing a 25‑year PSA. The PSA includes an option for the counterparty to purchase the facility upon development completion; construction is expected to begin in 2018.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2016, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2016	2015 (a)	2014

Consolidated Operating Revenue – Millions	$1,339.7	$1,486.4	$1,136.8

Percentage of Consolidated Operating Revenue
Regulated Operations	75%	67%	88%
ALLETE Clean Energy	6%	18%	3%
U.S. Water Services	10%	8%	—
Corporate and Other	9%	7%	9%
	100%	100%	100%

(a)
Includes the construction and sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities for $197.7 million in 2015. U.S. Water Services was acquired in February 2015. (See Note 6. Acquisitions.)

For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies and Note 17. Business Segments.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2016	%	2015	%	2014	%
Millions
Retail and Municipal
Residential	1,102	8	1,113	8	1,204	9
Commercial	1,442	10	1,462	10	1,468	10
Industrial	6,456	45	6,635	46	7,487	54
Municipal	816	6	833	6	864	6
Total Retail and Municipal	9,816	69	10,043	70	11,023	79
Other Power Suppliers	4,316	31	4,310	30	2,904	21
Total Regulated Utility Kilowatt-hours Sold	14,132	100	14,353	100	13,927	100

Industrial Customers. In 2016, industrial customers represented 45 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, iron concentrate, paper, pulp and secondary wood products, and pipeline industries.

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2016	%	2015	%	2014	%
Millions
Taconite/Iron Concentrate	3,906	61	4,000	60	4,880	65
Paper, Pulp and Secondary Wood Products	1,303	20	1,456	22	1,499	20
Pipelines and Other Industrial	1,247	19	1,179	18	1,108	15
Total Industrial Customer Kilowatt-hours Sold	6,456	100	6,635	100	7,487	100

Six taconite facilities served by Minnesota Power make up approximately 79 percent of iron ore pellet capacity in the U.S. according to the 2014 Skillings North American Mining Directory. Sales to taconite customers and iron concentrate customers represented 3,906 million kWh, or 61 percent, of total industrial customer kWh sales in 2016. Taconite, an iron-bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Iron concentrate reclamation facilities also use large quantities of electricity to extract and process iron-bearing tailings left from previous mining operations to produce iron ore concentrate.

Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production is exported outside of North America. Minnesota Power also provides electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These iron concentrate facilities are owned in whole, or in part, by Magnetation and are not currently operating. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 71 percent of capacity in 2016 (71 percent in 2015; 77 percent in 2014). Many steel producers reduced production in 2015, citing higher levels of imports and lower prices. Some Minnesota taconite and iron concentrate producers reduced production in 2015 in response to declining U.S. steel production. There is a natural lag between U.S. steel consumption and Minnesota taconite production. The high level of imports and lower prices in 2015 continued to impact Minnesota taconite production in 2016. In 2015, petitions regarding unfairly traded cold rolled, hot rolled and corrosion-resistant steel products were filed by domestic steel producers with the U.S. Department of Commerce and the U.S. International Trade Commission resulting in countervailing duty and antidumping investigations. In 2016, the U.S. Department of Commerce and the U.S. International Trade Commission made final affirmative determinations concluding the investigations. As a result of the affirmative determinations, cash deposits are collected on these products when imported from certain countries. According to the U.S. Census Bureau, 2016 annual imports for consumption of steel products were down approximately 15 percent compared to 2015 annual imports.

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2016*	28
2015	31
2014	39
2013	37
2012	39
2011	39
2010	35
2009	17
2008	39
2007	38
Source: Minnesota Department of Revenue 2016 Mining Tax Guide for years 2007 - 2015.
* Preliminary data from the Minnesota Department of Revenue.

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.03, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 1,303 million kWh, or 20 percent, of total industrial customer kWh sales in 2016. The four major paper and pulp mills we serve reported operating at, or near, full capacity in 2016. Minnesota Power also has agreements to provide steam for two of its paper and pulp customers for use in the customers’ operations.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)

Large Power Customer Contracts. Minnesota Power has 9 Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. The customers consist of six taconite facilities, two concentrate reclamation facilities and four paper and pulp mills. Certain facilities have common ownership and are served under combined contracts.

Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a four-month basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for at least a portion of the term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kWh used that recovers the variable costs incurred in generating electricity. Four of the Large Power Customer contracts have interruptible service which provides a discounted demand rate in exchange for the ability to interrupt the customers during system emergencies. Minnesota Power also provides incremental production service for customer demand levels above the contractual take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power’s cost. Incremental production service is interruptible.

All contracts with Large Power Customers continue past the contract termination date unless the required advance notice of cancellation has been given. The required advance notice of cancellation varies from one to four years. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kWh sales to such customers. Large Power Customers are required to take all of their purchased electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Item 1. Business – Regulated Operations – Regulatory Matters – Electric Rates.)

Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates. These customers receive estimated bills based on Minnesota Power’s estimate of the customer’s energy usage, forecasted energy prices and fuel clause adjustment estimates. Minnesota Power’s taconite‑producing Large Power Customers have generally predictable energy usage on a week-to-week basis and any differences that occur are trued-up the following month.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Large Power Customer Contracts (Continued)

Contract Status for Minnesota Power Large Power Customers
As of February 1, 2017

Customer	Industry	Location	Ownership	Earliest Termination Date
ArcelorMittal – Minorca Mine	Taconite	Virginia, MN	ArcelorMittal S.A.	December 31, 2025
Hibbing Taconite Co. (a)	Taconite	Hibbing, MN	62.3% ArcelorMittal S.A. 23.0% Cliffs Natural Resources Inc. 14.7% USS Corporation	January 31, 2021
United Taconite and Northshore Mining (b)	Taconite	Eveleth, MN and Babbitt, MN	Cliffs Natural Resources Inc.	December 31, 2026
USS Corporation (USS – Minnesota Ore) (c)	Taconite	Mt. Iron, MN and Keewatin, MN	USS Corporation	December 31, 2021
Magnetation (d)	Iron Concentrate	Coleraine, MN and Bovey, MN	ERP Iron Ore, LLC	December 31, 2025
Boise, Inc.	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2023
UPM, Blandin Paper Mill (a)	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	January 31, 2021
NewPage Corporation	Paper and Pulp	Duluth, MN	Verso Corporation	December 31, 2022
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	January 31, 2021

(a)
The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is January 31, 2021.

(b)
On May 23, 2016, Minnesota Power extended its electric service agreement with Cliffs for 10 years at Cliffs’ United Taconite and Babbitt facilities. The service agreement was approved by the MPUC in an order dated November 9, 2016.

(c)
USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN. On September 30, 2016, Minnesota Power extended its electric service agreement with USS Corporation through 2021. The service agreement was approved by the MPUC in an order dated December 29, 2016.

(d)
On January 30, 2017, ERP Iron Ore, LLC purchased substantially all of Magnetation’s assets pursuant to an asset purchase agreement approved by the bankruptcy court. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

Residential and Commercial Customers. In 2016, residential and commercial customers represented 18 percent of total regulated utility kWh sales. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 144,000 residential and commercial customers. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers.

Municipal Customers. In 2016, municipal customers represented 6 percent of total regulated utility kWh sales. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. All of the municipal contracts include a termination clause requiring a three-year notice to terminate.

In April 2015, Minnesota Power amended its formula-based wholesale electric sales contract with the Nashwauk Public Utilities Commission, extending the term through June 30, 2028. No termination notice may be given prior to June 30, 2025. The electric service agreement with one other municipal customer is effective through June 30, 2019. The other municipal customer provided termination notice for its contract on June 30, 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these two contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Municipal Customers (Continued)

In September 2015, Minnesota Power amended its wholesale electric contracts with 14 municipal customers, extending the contract terms through December 31, 2024. No termination notices may be given prior to December 31, 2021. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will not increase by more than two percent or decrease by more than one percent from the previous year’s capacity charge and will be determined using a cost-based formula methodology. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Basin PSA. Minnesota Power has an agreement to sell 100 MW of capacity and energy to Basin for a ten‑year period which expires in April 2020. The capacity charge is based on a fixed monthly schedule with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on the cost of fuel. The agreement also allows Minnesota Power to recover a pro rata share of increased costs related to emissions that occur during the last five years of the contract. In July 2015, Minnesota Power entered into an additional agreement to sell 100 MW of capacity to Basin at fixed rates for a two-year period beginning in June 2016.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2016 (28 percent in 2015; 23 percent in 2014). (See Note 11. Commitments, Guarantees and Contingencies.)

Silver Bay Power PSA. On May 23, 2016, Minnesota Power and Silver Bay Power entered into a long-term PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. In the years 2016 through 2019, Minnesota Power will supply Silver Bay Power with at least 50 MW of energy and Silver Bay Power will have the option to purchase additional energy from Minnesota Power as it transitions away from self-generation. On December 31, 2019, Silver Bay Power will cease self-generation and Minnesota Power will supply the entire energy requirements for Silver Bay Power.

Seasonality

The operations of our industrial customers, which make up a large portion of our electric sales, are not typically subject to significant seasonal variations. (See Electric Sales / Customers.) As a result, Minnesota Power is generally not subject to significant seasonal fluctuations in electric sales; however, Minnesota Power and SWL&P electric and natural gas sales to other customers may be affected by seasonal differences in weather. In general, peak electric sales occur in the winter and summer months with fewer electric sales in the spring or fall. Peak sales of natural gas generally occur in the winter months. Additionally, our regulated utilities have historically generated fewer sales and less revenue when weather conditions are milder in the winter and summer.

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. As of December 31, 2016, Minnesota Power’s generating capability is primarily coal-fired, but also includes approximately 172 MW of natural gas-fired and biomass co-fired generation, 120 MW of hydroelectric generation, 522 MW of nameplate capacity wind energy generation and 10 MW of solar generation. Purchased power consists of long-term coal, wind and hydro PPAs as well as market purchases. The following table reflects Minnesota Power’s generating capabilities as of December 31, 2016, and total electrical supply for 2016. Minnesota Power had an annual net peak load of 1,520 MW on December 15, 2016.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2016
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center	1	1958	67	(a)
in Cohasset, MN	2	1960	68	(a)
	3	1973	355
	4	1980	468	(b)
			958		6,595,920	45.2
Taconite Harbor Energy Center	1	1957	75
in Schroeder, MN	2	1957	75
			150	(c)	512,716	3.5
Total Coal-Fired			1,108		7,108,636	48.7
Biomass Co-Fired/Biomass/Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	62		7,467	0.1
Cloquet Energy Center in Cloquet, MN (d)	5	2001	—		70,017	0.5
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	110		11,433	0.1
Total Biomass Co-Fired/Biomass/Natural Gas			172		88,917	0.7
Hydro (e)
Group consisting of ten stations in MN	Multiple	Multiple	120		713,340	4.9
Wind (f)
Taconite Ridge Energy Center in Mt. Iron, MN	Multiple	2008	25		47,148	0.3
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,751,367	12.0
Total Wind			522		1,798,515	12.3
Solar (g)
Camp Ripley Solar Array near Little Falls, MN	Multiple	2016	10		1,720	—
Total Generation			1,932		9,711,128	66.6

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (h)					1,237,966	8.5
Wind - Oliver County, ND					343,048	2.4
Hydro - Manitoba Hydro in Manitoba, Canada					327,212	2.2
Total Long-Term Purchased Power					1,908,226	13.1
Other Purchased Power (i)					2,960,575	20.3
Total Purchased Power					4,868,801	33.4
Total Regulated Utility Power Supply			1,932		14,579,929	100.0

(a)
On October 19, 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

(b)
Boswell Unit 4 net capability shown above reflects Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 3. Jointly-Owned Facilities and Projects.)

(c)	Taconite Harbor Units 1 and 2 were idled in September 2016. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

(d)	On July 1, 2016, Minnesota Power sold its Cloquet Energy Center Generator No. 5 to Sappi Cloquet LLC.

(e)	Hydro consists of 10 stations with 34 generating units.

(f)	Taconite Ridge consists of 10 WTGs and Bison consists of 165 WTGs.

(g)	Camp Ripley was placed in service in the fourth quarter of 2016.

(h)	Minnesota Power has a PSA with Minnkota Power whereby Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power. (See Electric Sales / Customers.)

(i)	Includes short-term market purchases in the MISO market and from Other Power Suppliers.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2016 for electric generation at Minnesota Power’s coal-fired generating stations was 4.2 million tons. As of December 31, 2016, Minnesota Power had coal inventories of 1.4 million tons (1.6 million tons as of December 31, 2015). Minnesota Power’s coal supply agreements have expiration dates through December 2017 for a significant portion of its coal requirements and December 2021 for a portion of its coal requirements. In 2017, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2016	2015	2014
Average Price per Ton	$35.87	$27.00	$26.52
Average Price per MBtu	$1.98	$1.49	$1.47

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind and hydro generating facilities.

Our PPAs are detailed in Note 11. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the long-term agreement with Square Butte, which expires at the end of 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455-MW coal-fired generating unit located near Center, North Dakota. (See Note 11. Commitments, Guarantees and Contingencies.) BNI Energy supplies lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2016 was approximately $1.57 per MBtu. (See Electric Sales / Customers – Minnkota Power PSA.)

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (8 miles), 345 kV (242 miles), 250 kV (465 miles), 230 kV (761 miles), 161 kV (43 miles), 138 kV (190 miles), 115 kV (1,299 miles) and less than 115 kV (6,308 miles). We own and operate 165 substations with a total capacity of 8,396 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

CapX2020. Minnesota Power is a participant in the CapX2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives and municipal and investor-owned utilities, including Minnesota’s largest transmission owners, assessed the transmission system and projected growth in customer demand for electricity through 2020. Minnesota Power participated in three CapX2020 projects which were completed and placed in service in 2011, 2012 and 2015. Minnesota Power invested approximately $100 million to complete the three transmission line projects.

Great Northern Transmission Line. As a condition of the 250 MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power and Manitoba Hydro proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Transmission and Distribution (Continued)

The GNTL is subject to various federal and state regulatory approvals. In 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. (See Note 4. Regulatory Matters.) In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing, and on November 16, 2016, the U.S. Department of Energy issued a presidential permit, which was the final major regulatory approval needed before construction in the U.S. can begin in early 2017. Construction is expected to be completed in 2020, and total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million. Minnesota Power is expected to have majority ownership of the transmission line.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014.

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2016, our equity investment in ATC was $135.6 million ($124.5 million at December 31, 2015). (See Note 5. Investment in ATC.)

On September 28, 2016, the FERC issued an order reducing ATC’s authorized return on equity to 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization. Prior to this order, ATC had been allowed a return on equity of 12.2 percent which had been impacted by reductions for estimated refunds related to complaints filed with the FERC by several customers located within the MISO service area.

On June 30, 2016, a federal administrative law judge ruled on an additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. (See Note 4. Regulatory Matters.) We estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million after-tax.

ATC’s 10-year transmission assessment, which covers the years 2016 through 2025, identifies a need for between $3.6 billion and $4.4 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

ATC and Duke Energy Corporation are partners in a joint venture, Duke-American Transmission Co. (DATC) which builds, owns and operates electric transmission facilities in North America. DATC is subject to the rules and regulations of the FERC, various independent system operators and state regulatory authorities.

During 2016, ATC formed ATC Development LLC, which is a separate entity formed by the investor-owned utility members of ATC to pursue development outside of ATC’s traditional footprint. ATC Development LLC draws upon ATC’s transmission experience to pursue transmission development opportunities. ALLETE has an approximate 9 percent ownership in ATC Development LLC. ATC Development LLC may incur development expenses as it pursues transmission projects; we will recognize our proportional share of these expenses as they occur.
In January 2017, ATC Development LLC and Arizona Electric Power Cooperative formed ATC Southwest to jointly develop transmission projects in Arizona and the southwestern United States. ATC Southwest will benefit electric cooperative members and electric consumers in the Southwest by developing options to help address the demand for an affordable, reliable transmission system.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)

Properties

Our Regulated Operations businesses own office and service buildings, an energy control center, repair shops, electric plants, transmission facilities and storerooms in various localities in Minnesota, Wisconsin and North Dakota. All of the electric plants are subject to mortgages, which collateralize the outstanding first mortgage bonds of Minnesota Power and SWL&P. Most of the generating plants and substations are located on real property owned by Minnesota Power or SWL&P, subject to the lien of a mortgage, whereas most of the electric lines are located on real property owned by others with appropriate easement rights or necessary permits from governmental authorities. WPPI Energy owns 20 percent of Boswell Unit 4. WPPI Energy has the right to use our transmission line facilities to transport its share of Boswell generation. (See Note 3. Jointly-Owned Facilities and Projects.)

Regulatory Matters

We are subject to the jurisdiction of various regulatory authorities and other organizations.

Electric Rates. All rates and contract terms in our Regulated Operations are subject to approval by applicable regulatory authorities. Minnesota Power and SWL&P design their retail electric service rates based on cost of service studies under which allocations are made to the various classes of customers as approved by the MPUC or the PSCW. Nearly all retail sales include billing adjustment clauses, which may adjust electric service rates for changes in the cost of fuel and purchased energy, recovery of current and deferred conservation improvement program expenditures and recovery of certain transmission, renewable and environmental investments.

Minnesota Public Utilities Commission. The MPUC has regulatory authority over Minnesota Power’s retail service area in Minnesota, retail rates, retail services, capital structure, issuance of securities and other matters. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments.

2016 Minnesota General Rate Case. On November 2, 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing seeks a return on equity of 10.25 percent and a 53.8 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $55 million in additional revenue. On December 12, 2016, due to a change in its electric sales forecast, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million; Minnesota Power will file to update its final retail rate increase request by February 28, 2017, and expects the final retail rate increase request to decrease similar to the interim rate proposal. In orders dated December 30, 2016, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017. As part of this rate increase request, we are seeking an extension of the recovery period for Boswell to better reflect recent environmental investments at the facility and mitigate rate increases for our customers. If approved, annual depreciation expense will be reduced by approximately $25 million. If the requested recovery period extension is not approved, we would expect final rates to be increased by a similar amount. We cannot predict the level of final rates that may be authorized by the MPUC.

Additional regulatory proceedings pending with the MPUC are detailed in Note 4. Regulatory Matters.

Federal Energy Regulatory Commission. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for transmission of electricity in interstate commerce and electricity sold at wholesale (including the rates for Minnesota Power’s municipal and wholesale customers), natural gas transportation, certain accounting and record-keeping practices, certain activities of our regulated utilities and the operations of ATC. FERC jurisdiction also includes enforcement of NERC mandatory electric reliability standards. Violations of FERC rules are subject to enforcement action by the FERC including financial penalties up to $1 million per day per violation. Regulatory proceedings pending with the FERC are detailed in Note 4. Regulatory Matters.

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters. SWL&P’s current retail rates are based on a 2012 PSCW retail rate order that allows for a 10.9 percent return on common equity.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

2016 Wisconsin General Rate Case. On June 28, 2016, SWL&P filed a rate increase request with the PSCW requesting an average overall increase of 3.1 percent for retail customers (a 3.5 percent increase in electric rates, a 1.3 percent decrease in natural gas rates and a 7.8 percent increase in water rates). The rate filing seeks an overall return on equity of 10.9 percent and a 55 percent equity ratio. On an annualized basis, the requested rate increase would generate approximately $2.7 million in additional revenue. Hearings are expected to be scheduled in the first half of 2017. The Company anticipates new rates will take effect during the second quarter of 2017. We cannot predict the level of rates that may be approved by the PSCW.

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

Midwest Reliability Organization (MRO). Minnesota Power is a member of the MRO, one of the eight regional entities overseen by the NERC. The MRO's primary responsibilities are to: ensure compliance with mandatory reliability standards by entities who own, operate or use the interconnected, international bulk power system; conduct assessments of the grid's ability to meet electricity demand in the region; and analyze regional system events.

The MRO region spans the Canadian provinces of Saskatchewan and Manitoba, and all or parts of the states of Illinois, Iowa, Minnesota, Michigan, Montana, Nebraska, North Dakota, South Dakota and Wisconsin. The region includes more than 130 organizations that are involved in the production and delivery of electricity to more than 20 million people. These organizations include municipal utilities, cooperatives, investor-owned utilities, transmission system operators, a federal power marketing agency, Canadian Crown corporations, and independent power producers.

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

Minnesota Power continues to execute its renewable energy strategy through key renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date with approximately 33 percent of its applicable retail and municipal energy sales supplied by renewable energy sources in 2016.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)
Minnesota Legislation (Continued)

Minnesota Solar Energy Standard. In 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kW or less. Minnesota Power has one completed solar project and another under development. In August 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In an order dated February 24, 2016, the MPUC approved the Camp Ripley solar project as eligible to meet the solar energy standard and for current cost recovery, which was subsequently finalized by the MPUC in an order dated December 12, 2016. The Camp Ripley solar project was completed in the fourth quarter of 2016. In September 2015, Minnesota Power filed for MPUC approval of a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that will be owned and operated by Minnesota Power. In an order dated July 27, 2016, the MPUC approved the community solar garden project and cost recovery, subject to certain compliance requirements. Minnesota Power believes these projects will meet approximately one-third of the overall mandate. Additionally, on January 19, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. This proposal to incentivize customer-sited solar installations is expected to meet a portion of the required mandate related to solar photovoltaic devices with a nameplate capacity of 20 kW or less.

Energy-Intensive Trade-Exposed (EITE) Customer Rates. The Minnesota Legislature enacted EITE customer ratemaking law in June 2015 which established that it is the energy policy of the state to have competitive rates for certain industries such as mining and forest products. In November 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. The rate proposal was revenue and cash flow neutral to Minnesota Power. In an order dated March 23, 2016, the MPUC dismissed the petition without prejudice, providing Minnesota Power the option to refile the petition with additional information or file a new petition. On June 30, 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. In an order dated December 21, 2016, the MPUC approved a reduction in rates for EITE customers and determined that cost recovery will be addressed in a separate proceeding. Minnesota Power provided additional information on cost recovery allocation methods in a December 30, 2016, compliance filing.

Competition

Retail electric energy sales in Minnesota and Wisconsin are made to customers in assigned service territories. As a result, most retail electric customers in Minnesota do not have the ability to choose their electric supplier. Large energy users of 2 MW and above that are located outside of a municipality are allowed to choose a supplier upon MPUC approval. Minnesota Power serves 12 Large Power facilities over 10 MW, none of which have engaged in a competitive rate process. No other large commercial or small industrial customers in Minnesota Power’s service territory have sought a provider outside Minnesota Power’s service territory since 1994. Retail electric and natural gas customers in Wisconsin do not have the ability to choose their energy supplier. In both states, however, electricity may compete with other forms of energy. Customers may also choose to generate their own electricity, or substitute other forms of energy for their manufacturing processes.

In 2016, 6 percent of total regulated utility kWh sales were to municipal customers in Minnesota by contract. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. In April 2015, Minnesota Power amended its formula-based wholesale electric sales contract with the Nashwauk Public Utilities Commission, extending the term through June 30, 2028. In September 2015, Minnesota Power amended its wholesale electric contracts with 14 of its municipal customers, extending the contract terms through December 31, 2024. On June 30, 2016, one of Minnesota Power’s municipal customers provided termination notice for its contract effective June 30, 2019. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. (See Electric Sales / Customers.)

The FERC has continued with its efforts to promote a more competitive wholesale market through open-access electric transmission and other means. As a result, our electric sales to Other Power Suppliers and our purchases to supply our retail and wholesale load are made in the competitive market.

ALLETE, Inc. 2016 Form 10-K

REGULATED OPERATIONS (Continued)

Franchises

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 91 cities. The remaining cities, villages and towns served by Minnesota Power do not require a franchise to operate. SWL&P serves customers under electric, natural gas and/or water franchises in 1 city and 14 villages or towns.

ENERGY INFRASTRUCTURE AND RELATED SERVICES

ALLETE Clean Energy

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is from PSAs under various durations. In addition, ALLETE Clean Energy constructed and sold a 107 MW wind energy facility in 2015. On January 3, 2017, ALLETE Clean Energy announced that it will develop another wind energy facility of up to 50 MW after securing a 25‑year PSA. The PSA includes an option for the counterparty to purchase the facility upon development completion; construction is expected to begin in 2018.

ALLETE Clean Energy believes the market for renewable energy in North America is robust, driven by several factors including environmental regulation, tax incentives, societal expectations and continual technology advances. State renewable portfolio standards, and state or federal regulations to limit GHG emissions are examples of environmental regulation or public policy that we believe will drive renewable energy development.

ALLETE Clean Energy’s strategy includes the safe, reliable, optimal and profitable operation of its existing facilities. This includes a strong safety culture, the continuous pursuit of operational efficiencies at existing facilities and cost controls. ALLETE Clean Energy generally acquires facilities in liquid power markets and its strategy includes the exploration of PSA extensions upon expiration of existing contracts.

ALLETE Clean Energy will pursue growth through acquisitions or project development for others. ALLETE Clean Energy is targeting acquisitions of existing facilities up to 200 MW each, which have long-term PSAs in place for the facilities’ output. At this time, ALLETE Clean Energy expects acquisitions will be primarily wind or solar facilities in North America. ALLETE Clean Energy is also targeting the development of new facilities up to 200 MW each, which will have long-term PSAs in place for the output or may be sold upon completion. Federal production tax credit qualification is important to development project economics, and ALLETE Clean Energy invested approximately $100 million in equipment in 2016 to meet production tax credit safe harbor provisions.

ALLETE Clean Energy will manage risk by having a diverse portfolio of assets, which will include PSA expiration and geographic diversity. The current portfolio of approximately 535 MW is subject to typical variations in seasonal wind. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PSA 1			12%	2018
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PSA 1			90%	2019
PSA 2			10%	2032

ALLETE, Inc. 2016 Form 10-K

ENERGY INFRASTRUCTURE AND RELATED SERVICES (Continued)
ALLETE Clean Energy (Continued)

The majority of ALLETE Clean Energy’s wind operations are located on real property owned by others with appropriate easements rights or necessary consents of governmental authorities. Two of ALLETE Clean Energy’s wind energy facilities are encumbered by liens against their assets securing financing. Such financings are structured to be repaid within the term of the existing long‑term PSAs.

U.S. Water Services

On February 10, 2015, ALLETE acquired U.S. Water Services. U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. U.S. Water Services is located in 49 states and Canada and has an established base of approximately 4,800 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment and chemical water treatment, and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the food and beverage, industrial, power generation, and midstream oil and gas industries. U.S. Water Services principally relies upon recurring revenue from a diverse mix of industrial customers. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year. The results for 2015 reflect operations for the date of acquisition, February 10, 2015, through December 31, 2015, and therefore, do not reflect a full twelve months.

Our strategy is to grow U.S. Water Services’ North American presence by adding customers, products and new geographies. We believe water scarcity and a growing emphasis on conservation will continue to drive significant growth in the industrial, commercial and governmental sectors leading to organic revenue growth for U.S. Water Services. U.S. Water Services also expects to pursue periodic strategic tuck-in acquisitions with a purchase price in the $10 million to $50 million range. Priority will be given to acquisitions which expand its geographic reach, add new technology or deepen its capabilities to serve its expanding customer base.

U.S. Water Services leases an office and production facility at its headquarters in Minnesota as well as various office, warehouse and production facilities across the United States.

CORPORATE AND OTHER

BNI Energy

BNI Energy is a supplier of lignite in North Dakota, producing approximately 4 million tons annually and has lignite reserves of an estimated 650 million tons. Two electric generating cooperatives, Minnkota Power and Square Butte, presently consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 11. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2016, BNI Energy had a $23.5 million asset reclamation obligation ($22.1 million as of December 31, 2015) included in Other Non-Current Liabilities on the Consolidated Balance Sheet. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE Properties

ALLETE Properties represents our legacy Florida real estate investment. Market conditions can impact land sales and could result in our inability to cover our cost basis, operating expenses or fixed carrying costs such as community development district assessments and property taxes.

ALLETE, Inc. 2016 Form 10-K

CORPORATE AND OTHER (Continued)
ALLETE Properties (Continued)

ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park.

Summary of Projects		Residential	Non-residential
As of December 31, 2016	Acres (a)	Units (b)	Sq. Ft. (b)
Projects
Town Center at Palm Coast	981	2,447	2,210,200
Palm Coast Park	3,137	3,554	3,046,800
Total Projects	4,118	6,001	5,257,000

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands.

(b)	Units and square footage are estimated. Density at build out may differ from these estimates.

In addition to the two projects, ALLETE Properties has approximately 1,100 acres of other land available-for-sale.

In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. The revised strategy incorporated the possibility of a bulk sale of its entire portfolio which, if consummated, would likely result in sales proceeds below the book value of the real estate assets. Proceeds from such a sale would be strategically deployed to support growth in our energy infrastructure and related services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

In connection with implementing the revised strategy, management evaluated its impairment analysis for its real estate assets using updated assumptions to determine estimated future net cash flows on an undiscounted basis. Estimated fair values were based upon current market data and pricing for individual parcels. Our impairment analysis incorporates a probability-weighted approach considering the alternative courses of sales noted above.
Based on the results of the 2015 undiscounted cash flow analysis, the undiscounted future net cash flows were not adequate to recover the carrying value of the real estate assets leading to an adjustment of carrying value to estimated fair value. Estimated fair value was derived using Level 3 inputs, including current market interest in the property for a bulk sale of its entire portfolio, and discounted cash flow analysis of estimated selling price for sales over time. As a result, a non-cash impairment charge of $36.3 million was recorded in 2015 to reduce the carrying value of the real estate to its estimated fair value.

In 2016 and 2014, impairment analyses of estimated undiscounted future net cash flows were conducted and indicated that the cash flows were adequate to recover the carrying value of ALLETE Properties real estate assets. As a result, no impairment was recorded in 2016 or 2014.
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

Seller Financing. ALLETE Properties occasionally provides seller financing to certain qualified buyers. As of December 31, 2016, outstanding finance receivables were $13.9 million, net of reserves, with maturities through 2021. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

Non-Rate Base Generation and Miscellaneous

Corporate and Other also includes other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 5,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. 2016 Form 10-K

CORPORATE AND OTHER (Continued)
Non-Rate Base Generation and Miscellaneous (Continued)

As of December 31, 2016, non-rate base generation consists of 29 MW of generation at Rapids Energy Center. In 2016, we sold 0.1 million MWh of non-rate base generation (0.1 million MWh in 2015 and in 2014).

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

EMPLOYEES

As of December 31, 2016, ALLETE had 1,963 employees, of which 1,917 were full-time.

Minnesota Power and SWL&P have an aggregate of 537 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Energy has 174 employees, of which 129 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

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

ALLETE, Inc. 2016 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 15, 2017, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Alan R. Hodnik, Age 57
Chairman, President and Chief Executive Officer	May 10, 2011
President and Chief Executive Officer	May 1, 2010

Robert J. Adams, Age 54
Senior Vice President – Energy-Centric Businesses and Chief Risk Officer	November 14, 2015
Vice President – Energy-Centric Businesses and Chief Risk Officer	June 23, 2014
Vice President – Business Development and Chief Risk Officer	May 13, 2008

Deborah A. Amberg, Age 51
Senior Vice President, Chief Strategy Officer – Regulated Operations and President – SWL&P	November 26, 2016
Senior Vice President, General Counsel and Secretary	January 1, 2006

Patrick L. Cutshall, Age 51
Treasurer	January 1, 2016

Steven Q. DeVinck, Age 57
Senior Vice President and Chief Financial Officer	March 3, 2014
Controller and Vice President – Business Support	December 5, 2009

David J. McMillan, Age 55
Senior Vice President – External Affairs	January 1, 2012
Senior Vice President – Marketing, Regulatory and Public Affairs	January 1, 2006
Executive Vice President – Minnesota Power	January 1, 2006

Steven W. Morris, Age 55
Vice President, Controller and Chief Accounting Officer	December 24, 2016
Controller	March 3, 2014

Bradley W. Oachs, Age 59
Senior Vice President and President – Regulated Operations	November 26, 2016

Bethany M. Owen, Age 51
Senior Vice President and Chief Legal and Administrative Officer	November 26, 2016

All of the executive officers have been employed by us for more than five years in executive or management positions. Prior to election to the position listed above, the following executives held other positions with the Company during the past five years.

Mr. Morris was Director – Accounting.
Mr. Cutshall was Director – Investments and Tax; Director – Investments.
Mr. Oachs was Chief Operating Officer – Minnesota Power.
Ms. Owen was Vice President – Information Technology Solutions and President – SWL&P.

On September 26, 2016, Steven Q. DeVinck announced his retirement from the Company, effective in the spring of 2017. On October 25, 2016, ALLETE announced Robert J. Adams as Senior Vice President and Chief Financial Officer, effective March 4, 2017.

ALLETE, Inc. 2016 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

On November 21, 2016, the Company named Bradley W. Oachs, as Senior Vice President and President – Regulated Operations, effective November 26, 2016. Since September 12, 2009, Mr. Oachs has held the position of Chief Operating Officer – Minnesota Power. On November 21, 2016, the Company named Bethany M. Owen, as Senior Vice President and Chief Legal and Administrative Officer, effective November 26, 2016. Since June 23, 2014, Ms. Owen has held the position of Vice President – Information Technology Solutions and President – SWL&P. Prior to that she held the positions of Vice President and President – SWL&P from February 2012 through June 2014 and President – SWL&P from August 2010 through February 2012.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed above extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 9, 2017.

Item 1A. Risk Factors

The risks and uncertainties discussed below could materially affect our businesses operations, financial position, results of operations and cash flows, and should be carefully considered by stakeholders. The risks and uncertainties in this section are not the only ones we face; additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations, financial position, results of operations and cash flows. Accordingly, the risks described below should be carefully considered together with other information set forth in this report and in future reports that are filed with the SEC.

Entity-wide Risks

We rely on access to financing sources and capital markets. If we do not have access to sufficient capital in the amounts and at the times needed, our ability to execute our business plans, make capital expenditures or pursue other strategic actions that we may otherwise rely on for future growth could be adversely affected.

We rely on access to financing sources and capital markets as sources of liquidity for capital requirements not satisfied by our cash flow from operations. If we are not able to access capital on satisfactory terms, or at all, the ability to maintain our businesses or to implement our business plans may be adversely affected. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access capital markets. Such disruptions could include a significant economic downturn, the financial distress of non-affiliated electric utility companies or financial services companies, a deterioration in capital market conditions, or volatility in commodity prices.

A deterioration in general economic conditions may have adverse impacts on our financial position, results of operations and cash flows.

If economic conditions deteriorate on a national or regional level, it may have a negative impact on the Company and our customers. This impact may include volatility and unpredictability in the demand for the products and services offered by our businesses, the loss of existing customers, tempered growth strategies, production cutbacks or bankruptcies. It is also possible that an uncertain economy could affect expenses including pension costs, interest costs, and uncollectible accounts, or lead to reductions in the value of certain real estate and other investments.

We may be impacted by new state or federal legislation or regulations, and compliance could have an adverse effect on our businesses.

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

ALLETE, Inc. 2016 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

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

Market performance and other changes could decrease the value of pension and other postretirement benefit plan assets, which may result in significant additional funding requirements and increased annual expenses.

The performance of the capital markets impacts the values of the assets that are held in trust to satisfy future obligations under our pension and other postretirement benefit plans. We have significant obligations to these plans and the trusts hold significant assets. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected rates of return. A decline in the market value of the pension and other postretirement benefit plan assets would increase the funding requirements under our benefit plans if asset returns do not recover. Additionally, our pension and other postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Our pension and other postretirement benefit plan costs are generally recoverable in our electric rates as allowed by our regulators or through our cost-plus fixed fee coal supply agreements at BNI Energy; however, there is no certainty that regulators will continue to allow recovery of these rising costs in the future.

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

ALLETE, Inc. 2016 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

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

Regulated Operations Risks

Our results of operations could be negatively impacted if our Large Power Customers experience an economic downturn, incur work stoppages, fail to compete effectively in the economy, experience decreased demand or experience a decline in prices for their product.

Minnesota Power’s 9 Large Power Customers accounted for 22 percent of our 2016 consolidated operating revenue (22 percent in 2015; 31 percent in 2014), of which one of these customers accounted for approximately 8 percent of consolidated revenue in 2016 (8 percent in 2015; 12 percent in 2014). These customers are involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. Many of our Large Power Customers also have unionized workforces which put them at risk for work stoppages. Additionally, the North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs.

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

We are subject to an extensive legal and regulatory framework imposed under federal and state law including regulations administered by the FERC, MPUC, MPCA, PSCW, NDPSC and EPA as well as regulations administered by other organizations including the NERC. These laws and regulations relate to allowed rates of return, capital structure, financings, rate and cost structure, acquisition and disposal of assets and facilities, construction and operation of generation, transmission and distribution facilities (including the ongoing maintenance and reliable operation of such facilities), recovery of purchased power costs and capital investments, approval of integrated resource plans and present or prospective wholesale and retail competition, among other things. Energy policy initiatives at the state or federal level could increase incentives for distributed generation, municipal utility ownership, or local initiatives could introduce generation or distribution requirements, that could change the current integrated utility model. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. Compliance with these standards may lead to increased operating costs and capital expenditures. If it was determined that we were not in compliance with these mandatory reliability standards or other statutes, rules and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations.

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

ALLETE, Inc. 2016 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Our ability to obtain rate adjustments to maintain reasonable rates of return depends upon regulatory action under applicable statutes and regulations, and we cannot provide assurance that rate adjustments will be obtained or reasonable authorized rates of return on capital will be earned. Minnesota Power and SWL&P, from time to time, file general rate cases with, or otherwise seek cost recovery authorization from, federal and state regulatory authorities. If Minnesota Power and SWL&P do not receive an adequate amount of rate relief in general rate cases, including if rates are reduced, if increased rates are not approved on a timely basis or costs are otherwise unable to be recovered through rates, or if cost recovery is not granted at the requested level, we may experience an adverse impact on our financial position, results of operations and cash flows. We are unable to predict the impact on our business and results of operations from future legislation or regulatory activities of any of these agencies or organizations.

Our operations pose certain environmental risks that could adversely affect our financial position and results of operations, including effects of environmental laws and regulations, physical risks associated with climate change and initiatives designed to reduce the impact of GHG emissions.

We are subject to extensive environmental laws and regulations affecting many aspects of our present and future operations, including air quality, water quality and usage, waste management, reclamation, hazardous wastes, avian mortality and natural resources. These laws and regulations can result in increased capital expenditures, environmental emission allowance trading, operating and other costs, as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions, coal ash, water discharge and wind energy facilities.

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

In 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants (CPP). In 2015, the EPA issued the final CPP, together with a proposed federal implementation plan and a model rule for emissions trading. Numerous petitions for review of the rule have been filed with the U.S. Court of Appeals for the District of Columbia Circuit, and the U.S. Supreme Court has stayed the effectiveness of the rule until after the appellate court process is complete. If upheld, the implementation of the CPP could have an adverse impact on our results of operations if additional capital expenditures and operating costs are required and if those costs are not fully recovered from customers. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2016 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

There is significant uncertainty regarding whether new laws or regulations will be adopted to reduce GHGs and what affect any such laws or regulations would have on us. In 2016, coal was the primary fuel source for 73 percent of the energy produced by our generating facilities. Future limits on GHG emissions would likely require us to incur significant increases in capital expenditures and operating costs, which if significant enough, could result in the closure of certain coal-fired energy centers, impairment of assets, or otherwise adversely affect our results of operations, particularly if implementation costs are not fully recoverable from customers.

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

Our electric generating operations may not have access to adequate and reliable transmission and distribution facilities necessary to deliver electricity to our customers.

We depend on our own transmission and distribution facilities, as well as facilities owned by other utilities, to deliver the electricity produced and sold to our customers, and to other energy suppliers. If transmission capacity is inadequate, our ability to sell and deliver electricity may be limited. We may have to forgo sales or may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers, which could have an adverse impact on our business and results of operations.

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

ALLETE, Inc. 2016 Form 10-K

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

Demand for energy may decrease.

Our results of operations are impacted by the demand for energy in our service territories. There could be lower demand for energy due to a loss of customers as a result of economic conditions, customers constructing their own generation facilities, higher costs and rates charged to customers, or loss of service territory or franchises. Further, the energy conservation and technological advances that increase energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, there are state and federal regulations requiring mandatory conservation measures, which would reduce the demand for energy. Continuing technology improvements and regulatory developments may make customer and third party-owned generation technologies such as rooftop solar systems, wind turbines, microturbines and battery storage systems more cost effective and feasible for more of our customers. If more customers utilize their own generation, demand for energy from us would decline. There may not be future economic growth opportunities that would enable us to replace the lost energy demand from these customers. Therefore, a decrease in demand for energy could adversely impact our financial position, results of operations and cash flows.

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

ALLETE, Inc. 2016 Form 10-K

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

ALLETE Clean Energy is party to PSAs under various durations which expire in various years between 2018 and 2032. These PSA expirations are prior to the end of the estimated useful lives of the respective wind energy facilities. If, for any reason, ALLETE Clean Energy is unable to enter into new agreements with existing or new counterparties on similar terms once the current agreements expire, or sell energy in the wholesale market resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected.

Counterparties to ALLETE Clean Energy’s offtake agreements may not fulfill their obligations.

ALLETE Clean Energy is party to PSAs under various durations with a limited number of creditworthy counterparties. If, for any reason, any of the counterparties under these agreements are unable or unwilling to fulfill their related contractual obligations, and ALLETE Clean Energy is unable to remarket the energy resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected.

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

ALLETE, Inc. 2016 Form 10-K

Item 1A. Risk Factors (Continued)
Energy Infrastructure and Related Services Risks (Continued)

ALLETE has a significant amount of goodwill and intangible assets. A determination that goodwill or intangible assets have been impaired could result in a significant non-cash charge to earnings.

We had approximately $213 million of goodwill and intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2016, primarily relating to our acquisition of U.S. Water Services in February 2015. If we make changes in our business strategy or if market or other conditions adversely affect the operations of U.S. Water Services, we may be required to record an impairment charge. Declines in projected operating cash flows at U.S. Water Services could also result in an impairment charge. An impairment charge could have an adverse effect on our results of operations.

Corporate and Other Risks

BNI Energy may be adversely impacted by its exposure to customer concentration, and environmental laws and regulations.

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

The Company’s strategy related to the real estate assets of ALLETE Properties incorporates the possibility of a bulk sale of its entire portfolio, in addition to sales over time. However, continued adverse market conditions could impact the timing of land sales, which could result in little to no sales, while still incurring operating expenses such as community development district assessments and property taxes, resulting in continued annual net operating losses at ALLETE Properties. Furthermore, weak market conditions could put the properties at risk for an impairment charge which could adversely impact our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A discussion of our properties is included in Item 1. Business and is incorporated by reference herein.

Item 3. Legal Proceedings

Discussions of material regulatory and environmental proceedings are included in Note 4. Regulatory Matters and Note 11. Commitments, Guarantees and Contingencies, and are incorporated by reference herein.

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

ALLETE, Inc. 2016 Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.535 per share on our common stock is payable on March 1, 2017, to the shareholders of record on February 15, 2017. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors.

The following table shows dividends declared per share, and the high and low prices of our common stock for the periods indicated as reported by the NYSE:

		2016			2015
	Price Range		Dividends	Price Range		Dividends
Quarter	High	Low	Declared	High	Low	Declared
First	$58.34	$48.26	$0.52	$59.73	$51.16	$0.505
Second	$64.69	$53.47	0.52	$52.98	$46.27	0.505
Third	$65.41	$52.50	0.52	$52.49	$45.29	0.505
Fourth	$66.92	$56.48	0.52	$52.90	$47.93	0.505
Annual Total			$2.08			$2.02

As of February 1, 2017, there were approximately 23,000 common stock shareholders of record.

ALLETE, Inc. 2016 Form 10-K

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

Performance Graph.

The following graph compares ALLETE’s cumulative Total Shareholder Return on its common stock with the cumulative return of the S&P 500 Index and the Philadelphia Utility Index. The S&P 500 Index is a capitalization-weighted index of 500 stocks designed to measure performance of the broad domestic economy through changes in the aggregate market value of 500 stocks representing all major industries. Because this composite index has a broad industry base, its performance may not closely track that of a composite index comprised solely of electric utilities. The Philadelphia Utility Index is a capitalization-weighted index of 20 utility companies involved in the generation of electricity.

The calculations assume a $100 investment on December 31, 2011, and reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
ALLETE	$100	$102	$129	$149	$143	$187
S&P 500 Index	$100	$116	$154	$175	$177	$198
Philadelphia Utility Index	$100	$99	$110	$142	$151	$177

ALLETE, Inc. 2016 Form 10-K

Item 6. Selected Financial Data

	2016	2015	2014	2013	2012
Millions Except Per Share Amounts
Operating Revenue (a)	$1,339.7	$1,486.4	$1,136.8	$1,018.4	$961.2
Operating Expenses (a)	$1,116.2	$1,275.7	$948.0	$864.3	$806.0
Net Income	$155.8	$141.5	$125.5	$104.7	$97.1
Less: Non-Controlling Interest in Subsidiaries (b)	0.5	0.4	0.7	—	—
Net Income Attributable to ALLETE	$155.3	$141.1	$124.8	$104.7	$97.1
Common Stock Dividends	102.7	97.9	83.8	75.2	69.1
Earnings Retained in Business	$52.6	$43.2	$41.0	$29.5	$28.0
Shares Outstanding
Year-End	49.6	49.1	45.9	41.4	39.4
Average (c)
Basic	49.3	48.3	42.9	39.7	37.6
Diluted	49.5	48.4	43.1	39.8	37.6
Diluted Earnings Per Share	$3.14	$2.92	$2.90	$2.63	$2.58
Total Assets (d)	$4,906.4	$4,894.5	$4,351.2	$3,468.7	$3,245.9
Long-Term Debt (d)	$1,370.4	$1,556.7	$1,263.2	$1,074.9	$926.1
Return on Common Equity	8.4%	8.0%	8.6%	8.3%	8.6%
Common Equity Ratio	55%	53%	54%	55%	54%
Dividends Declared per Common Share	$2.08	$2.02	$1.96	$1.90	$1.84
Dividend Payout Ratio	66%	69%	68%	72%	71%
Book Value Per Share at Year-End	$38.17	$37.18	$35.04	$32.43	$30.50
Capital Expenditures by Segment
Regulated Operations	$121.8	$224.4	$583.5	$326.3	$418.2
ALLETE Clean Energy	106.9	8.6	4.2	—	—
U.S. Water Services	3.7	2.9	—	—	—
Corporate and Other	15.4	15.9	16.6	13.2	14.0
Total Capital Expenditures	$247.8	$251.8	$604.3	$339.5	$432.2

(a)
In 2015, operating revenue and operating expenses included the construction and sale of a wind energy facility from ALLETE Clean Energy to Montana-Dakota Utilities for $197.7 million and $162.9 million, respectively.

(b)	The non-controlling interest related to ALLETE Clean Energy’s Condon wind energy facility was acquired on April 15, 2016. (See Note 6. Acquisitions.)

(c)	Excludes unallocated ESOP shares in each of the years 2012 through 2014.

(d)
In April 2015, the FASB issued revised guidance addressing the presentation requirements for debt issuance costs. Under the revised guidance, all costs incurred to issue debt are to be presented on the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. This guidance was adopted in the first quarter of 2016 resulting in the reclassification of unamortized debt issuance costs from Other Non-Current Assets to Long-Term Debt on the Consolidated Balance Sheet. The periods presented have been revised for the adoption of the guidance.

ALLETE, Inc. 2016 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-K under the headings: “Forward‑Looking Statements” located on page 6 and “Risk Factors” located in Item 1A. The risks and uncertainties described in this Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

Overview

Basis of Presentation. We present three reportable segments: Regulated Operations, ALLETE Clean Energy and U.S. Water Services. Our segments were determined in accordance with the guidance on segment reporting. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 4. Regulatory Matters.)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is from PSAs under various durations. In addition, ALLETE Clean Energy constructed and sold a 107 MW wind energy facility in 2015. On January 3, 2017, ALLETE Clean Energy announced that it will develop another wind energy facility of up to 50 MW after securing a 25‑year PSA. The PSA includes an option for the counterparty to purchase the facility upon development completion; construction is expected to begin in 2018.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2016, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

2016 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2016, to the year ended December 31, 2015.

Net income attributable to ALLETE for 2016 was $155.3 million, or $3.14 per diluted share, compared to $141.1 million, or $2.92 per diluted share, for 2015.

Net income for 2016 was impacted by a gain related to the change in fair value of the U.S. Water Services contingent consideration liability, offset by the impact of an adverse November 2016 MPUC order on the allocation of North Dakota investment tax credits, a goodwill impairment charge and expense related to the repayment of long-term debt. Earnings per share dilution in 2016 was $0.07 due to additional shares of common stock outstanding as of December 31, 2016.

ALLETE, Inc. 2016 Form 10-K

2016 Financial Overview (Continued)

Net income for 2015 was impacted by a non-cash impairment charge related to the real estate assets of ALLETE Properties, the recognition of profit for the construction of a wind energy facility sold to Montana-Dakota Utilities and acquisition costs related to U.S. Water Services and ALLETE Clean Energy.

Regulated Operations net income attributable to ALLETE was $135.5 million in 2016, compared to $131.6 million in 2015. Net income for 2016 increased at Minnesota Power primarily due to higher cost recovery rider revenue, production tax credits and FERC formula-based rates, as well as lower operating and maintenance expenses. These increases were partially offset by higher depreciation expense, lower industrial sales and demand revenue, and restoration costs associated with a severe storm in July 2016. Our equity earnings in ATC increased $1.3 million after-tax, or $0.03 per share, in 2016, primarily due to additional investments in ATC and period over period changes in ATC’s estimate of a refund liability related to the MISO return on equity complaints.

ALLETE Clean Energy’s net income attributable to ALLETE was $13.4 million in 2016 compared to $29.9 million in 2015. Net income for 2015 included the recognition of profit of $20.4 million after-tax, or $0.42 per share, for the construction of a wind energy facility sold to Montana-Dakota Utilities. In 2015, net income also included $1.8 million after-tax expense, or $0.04 per share, in acquisition costs related to the Chanarambie/Viking and Armenia Mountain wind energy facilities. Net income in 2016 included a $3.3 million after-tax, or $0.07 per share, goodwill impairment charge and a $0.9 million after-tax expense, or $0.02 per share, related to the repayment of long-term debt. Earnings in 2016 earnings were positively impacted by income generated from the operations of wind energy facilities acquired in April and July 2015.

U.S. Water Services net income attributable to ALLETE was $1.5 million in 2016, compared to $0.9 million for the period from February 10, 2015, through December 31, 2015. Net income for 2015 included an additional $1.9 million of after-tax expense, or $0.04 per share, recognized as cost of sales related to purchase accounting for inventories and sales backlog. Net income for 2016 reflects increased investments in back office systems and support at U.S. Water Services as we create a platform for future growth.

Corporate and Other net income attributable to ALLETE was $4.9 million in 2016, compared to a net loss of $21.3 million in 2015. Net income in 2016 included an after-tax gain of $13.6 million, or $0.28 per share, related to the change in fair value of the U.S. Water Services contingent consideration liability. Net income in 2016 also included an $8.8 million after-tax, or $0.18 per share, impact of an adverse November 2016 MPUC order on the allocation of North Dakota investment tax credits. (See Note 4. Regulatory Matters.) In 2015, the net loss included a $22.3 million after-tax, or $0.46 per share, non-cash impairment charge relating to the real estate assets of ALLETE Properties and $3.0 million after-tax expense, or $0.06 per share, in acquisition costs related to U.S. Water Services.

2016 Compared to 2015

(See Note 17. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2016	2015
Millions
Operating Revenue	$1,000.7	$991.2
Fuel and Purchased Power	332.9	328.1
Transmission Services	65.2	54.1
Cost of Sales	7.0	7.9
Operating and Maintenance	220.7	229.6
Depreciation and Amortization	154.3	135.1
Taxes Other than Income Taxes	47.7	46.2
Operating Income	172.9	190.2
Interest Expense	(52.1)	(53.9)
Equity Earnings in ATC	18.5	16.3
Other Income	2.1	3.4
Income Before Income Taxes	141.4	156.0
Income Tax Expense	5.9	24.4
Net Income Attributable to ALLETE	$135.5	$131.6

ALLETE, Inc. 2016 Form 10-K

2016 Compared to 2015 (Continued)
Regulated Operations (Continued)

Operating Revenue increased $9.5 million, or 1 percent, from 2015 primarily due to higher transmission revenue, cost recovery rider revenue, pricing on PSAs with Other Power Suppliers and FERC formula-based rates, partially offset by the impact of an adverse November 2016 MPUC order on the allocation of North Dakota investment tax credits as well as lower conservation improvement program recoveries.

Transmission revenue increased $9.7 million primarily due to period over period changes in our estimate of a refund liability related to MISO return on equity complaints and higher MISO-related revenue. (See Operating Expenses - Transmission Services.)

Cost recovery rider revenue increased $7.5 million primarily due to the completion of the Boswell Unit 4 environmental upgrade in the fourth quarter of 2015.

Despite lower kWh sales, revenue increased $4.9 million from 2015 primarily due to higher pricing on PSAs with Other Power Suppliers in 2016. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. Sales to industrial customers decreased 2.7 percent primarily due to reduced taconite production. In addition, demand revenue from industrial customers was down in 2016 as a result of lower demand nominations.

Kilowatt-hours Sold	2016	2015	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,102	1,113	(11)	(1.0)
Commercial	1,442	1,462	(20)	(1.4)
Industrial	6,456	6,635	(179)	(2.7)
Municipal	816	833	(17)	(2.0)
Total Retail and Municipal	9,816	10,043	(227)	(2.3)
Other Power Suppliers	4,316	4,310	6	0.1
Total Regulated Utility Kilowatt-hours Sold	14,132	14,353	(221)	(1.5)

Revenue from electric sales to taconite/iron concentrate customers accounted for 18 percent of consolidated operating revenue in 2016 (17 percent in 2015). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2016 (6 percent in 2015). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2016 (6 percent in 2015).

Revenue from wholesale customers under FERC formula-based rates increased $3.8 million primarily due to additional environmental and other investments.

Revenue decreased $15.0 million due to the impact of an adverse November 2016 MPUC order on the allocation of North Dakota investment tax credits. (See Note 4. Regulatory Matters.)

Conservation improvement program recoveries decreased $4.1 million from 2015 primarily due to a reduction in related expenditures. (See Operating Expenses - Operating and Maintenance Expense.)

Operating Expenses increased $26.8 million, or 3 percent, from 2015.

Fuel and Purchased Power expense increased $4.8 million, or 1 percent, from 2015 primarily due to higher fuel and purchased power prices in 2016 compared to 2015, partially offset by lower kWh sales in 2016. Fuel and purchased power expense related to retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services expense increased $11.1 million, or 21 percent, from 2015 primarily due to higher MISO-related expense and period over period changes in our estimate of a refund for MISO transmission expense related to MISO return on equity complaints. (See Operating Revenue and Note 4. Regulatory Matters.)

ALLETE, Inc. 2016 Form 10-K

2016 Compared to 2015 (Continued)
Regulated Operations (Continued)

Operating and Maintenance expense decreased $8.9 million, or 4 percent, from 2015, primarily due to lower pension and other postretirement benefit expenses (see Note. 15 Pension and Other Postretirement Benefit Plans), a $3.6 million sales tax refund received in 2016 and a $4.1 million decrease in conservation improvement program expenses. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue.) Operating and Maintenance expense included higher storm restoration costs of approximately $3 million related to the severe wind storms across Minnesota Power’s service territory in July 2016.

Depreciation and Amortization expense increased $19.2 million, or 14 percent, from 2015 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $1.5 million, or 3 percent, from 2015 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense decreased $1.8 million, or 3 percent, from 2015 primarily due to lower average interest rates. We record interest expense for Regulated Operations based on Minnesota Power’s rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC increased $2.2 million, or 13 percent, from 2015 primarily due to additional investments in ATC and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints.

Other Income decreased $1.3 million, or 38 percent, from 2015 primarily due to lower AFUDC–Equity.

Income Tax Expense decreased $18.5 million, or 76 percent, from 2015 due to lower pre-tax income, higher production tax credits and the impact of accounting for an adverse November 2016 MPUC order on the allocation of prior period North Dakota investment tax credits. (See Note 4. Regulatory Matters.) As a result of this outcome, our Regulated Operations reduced operating revenue and recorded a corresponding regulatory liability for $15.0 million in 2016. In addition, our Regulated Operations recorded a tax benefit of $8.8 million and Corporate and Other recorded a corresponding $8.8 million tax expense.

ALLETE Clean Energy

Year Ended December 31	2016	2015
Millions
Operating Revenue	$80.5	$262.1
Net Income Attributable to ALLETE	$13.4	$29.9

Operating Revenue decreased $181.6 million from 2015. Operating revenue in 2015 included the recognition of $197.7 million in revenue for the construction of a wind energy facility sold to Montana-Dakota Utilities in 2015. Operating revenue in 2016 was positively impacted by additional revenue generated from the operations of wind energy facilities acquired in April and July 2015.

	Year Ended December 31,
	2016		2015
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	254.7	$12.8	265.1	$13.5
Storm Lake II	154.8	10.1	186.4	11.7
Condon	96.9	8.2	84.1	7.8
Storm Lake I	222.3	11.6	230.7	12.1
Chanarambie/Viking	278.8	13.4	199.1	9.8
Armenia Mountain	268.2	24.4	111.6	9.5
Total Wind Energy Facilities	1,275.7	80.5	1,077.0	64.4
Development Fee (a)	—	—	—	197.7
Total Production and Operating Revenue	1,275.7	$80.5	1,077.0	$262.1
(a)    2015 included the recognition of $162.9 million of cost of sales.

ALLETE, Inc. 2016 Form 10-K

2016 Compared to 2015 (Continued)
ALLETE Clean Energy (Continued)

Net Income Attributable to ALLETE decreased $16.5 million from 2015. Net income for 2015 included the recognition of profit of $20.4 million after-tax for the construction of a wind energy facility sold to Montana-Dakota Utilities. In 2015, net income also included $1.8 million after-tax expense in acquisition costs related to the Chanarambie/Viking and Armenia Mountain wind energy facilities. Net income in 2016 included a $3.3 million after-tax non-cash goodwill impairment charge (see Note 1. Operations and Significant Accounting Policies) and a $0.9 million after-tax expense related to the repayment of long-term debt. Earnings in 2016 were positively impacted by income generated from the operations of wind energy facilities acquired in April and July 2015.

U.S. Water Services

	Year Ended	Period February 10, 2015
	December 31, 2016	Through December 31, 2015
Millions
Operating Revenue	$137.5	$119.8
Net Income Attributable to ALLETE	$1.5	$0.9

Operating Revenue increased $17.7 million in 2016 compared to the period from February 10, 2015, to December 31, 2015. The results for 2015 reflect operations from the date of acquisition, February 10, 2015, through December 31, 2015, and therefore, do not reflect a full year. Revenue from chemical sales and related services, which includes recurring revenue contracts for the delivery and service of chemicals, was $110.5 million in 2016 compared to $92.5 million in 2015. Revenue from equipment and related services, which includes sales of water treatment equipment, was $27.0 million in 2016 compared to $27.3 million in 2015; equipment sales can fluctuate from period to period. U.S. Water Services strives to provide a full‑service product offering to customers including equipment, chemicals, engineering and service.

Net Income Attributable to ALLETE increased $0.6 million in 2016 compared to the period from February 10, 2015, to December 31, 2015. The results for 2015 reflect operations from the date of acquisition, February 10, 2015, through December 31, 2015, and therefore do not reflect a full year. Net income in 2015 included an additional $1.9 million of after‑tax expense recognized as cost of sales related to purchase accounting for inventories and sales backlog which have been fully recognized as of December 31, 2016. Earnings in 2016 reflected increased investments in back office systems and support at U.S. Water Services as we create a platform for future growth.

Corporate and Other

Operating Revenue increased $7.7 million, or 7 percent, from 2015 primarily due to an increase in land sales at ALLETE Properties, which sold its Ormond Crossings project and Lake Swamp wetland mitigation bank in 2016. The increase was partially offset by a decrease in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2016 compared to 2015.

Net Income Attributable to ALLETE increased $26.2 million from 2015. Net income in 2016 included an after-tax gain of $13.6 million related to the change in fair value of the U.S. Water Services contingent consideration liability and increased land sales at ALLETE Properties, partially offset by the $8.8 million after-tax impact of an adverse November 2016 MPUC order on the allocation of North Dakota investment tax credits. (Regulated Operations - Income Tax Expense.) In 2015, the net loss included a $22.3 million after-tax non-cash impairment charge relating to the real estate assets of ALLETE Properties and $3.0 million after-tax expense in acquisition costs related to U.S. Water Services. Net income at BNI Energy increased to $6.8 million in 2016 compared to $6.7 million in 2015, and net income at ALLETE Properties increased to $0.7 million in 2016 compared to a net loss of $23.3 million in 2015.

Income Taxes – Consolidated

For the year ended December 31, 2016, the effective tax rate was 11.3 percent (15.2 percent for the year ended December 31, 2015). The decrease from the year ended December 31, 2015, was primarily due to increased production tax credits in 2016 related to additional wind energy generation. The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 13. Income Tax Expense.)

ALLETE, Inc. 2016 Form 10-K

2015 Compared to 2014

(See Note 17. Business Segments for financial results by segment.)

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

Operating Revenue decreased $12.3 million, or 1 percent, from 2014 primarily due to lower fuel adjustment clause recoveries, gas sales, and financial incentives under the Minnesota Conservation Improvement Program, partially offset by higher cost recovery rider revenue, kWh sales, FERC formula based rates and transmission revenue.

Fuel adjustment clause recoveries decreased $37.1 million due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Gas sales at SWL&P decreased $11.0 million from 2014 primarily as a result of unseasonably cold weather during the first half of 2014 and a warmer than average 2015. (See Cost of Sales.)

Financial incentives under the Minnesota Conservation Improvement Program decreased $2.5 million from 2014 as a result of annual limits placed on recoveries beginning in 2015.

Cost recovery rider revenue increased $17.8 million primarily due to the completion of Bison and CapX2020 projects as well as higher capital expenditures related to the Boswell Unit 4 environmental upgrade.

Revenue increased $14.7 million due to a 3.1 percent increase in kWh sales. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations, and increased 48.4 percent in 2015 compared to 2014 primarily due to the commencement of the Minnkota Power PSA in June 2014. (See Note 11. Commitments, Guarantees and Contingencies.) Sales to residential and municipal customers were impacted by unseasonably cold temperatures in 2014 and warmer than average temperatures in 2015. Heating degree days in Duluth, Minnesota, were approximately 16 percent lower in 2015 compared to 2014. Sales to industrial customers decreased 11.4 percent primarily due to reduced taconite production.

ALLETE, Inc. 2016 Form 10-K

2015 Compared to 2014 (Continued)
Regulated Operations (Continued)

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

Revenue to wholesale customers under FERC formula based rates increased $6.9 million primarily due to additional renewable, environmental and other investments.

Transmission revenue increased $2.7 million primarily due to higher MISO-related revenue, which was partially offset by an estimated refund for MISO transmission revenue due to the MISO return on equity complaints. (See Operating Expenses - Transmission Services and Note 4. Regulatory Matters.)

Operating Expenses decreased $18.7 million, or 2 percent, from 2014.

Fuel and Purchased Power expense decreased $28.0 million, or 8 percent, from 2014 primarily due to lower purchased power and fuel prices in 2015 compared to 2014, partially offset by higher kWh sales in 2015. Fuel and purchased power expense related to retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Transmission Services expense increased $8.5 million, or 19 percent, from 2014 primarily due to higher MISO-related expense, which was partially offset by an estimated refund for MISO transmission expense due to the MISO return on equity complaints. (See Operating Revenue and Note 4. Regulatory Matters.)

Cost of Sales decreased $9.4 million, or 54 percent, from 2014 due to lower purchased gas at SWL&P. (See Operating Revenue.)

Operating and Maintenance expense decreased $11.2 million, or 5 percent, from 2014, due to cost reduction efforts and the absence of a $4.2 million expense that was recorded in 2014 to reflect a liability associated with environmental mitigation projects required as part of an EPA notice of violation Consent Decree settlement. Cost reduction efforts resulted in lower wage, vehicle fleet and miscellaneous employee expenses. These reductions were partially offset by increased expense for the operation and maintenance of the 205 MW addition at Bison that went into service in December 2014.

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

ALLETE, Inc. 2016 Form 10-K

2015 Compared to 2014 (Continued)
Regulated Operations (Continued)

Equity Earnings in ATC decreased $3.3 million, or 17 percent, from 2014 primarily due to a $5.2 million expense related to the MISO return on equity complaints, of which $2.4 million was attributable to ATC’s change in estimate of a refund liability relating to prior years. (See Note 5. Investment in ATC.)

Other Income decreased $4.4 million, or 56 percent, from 2014 primarily due to lower AFUDC–Equity.

Income Tax Expense decreased $14.6 million, or 37 percent, from 2014 primarily due to increased production tax credits as a result of the 205 MW addition to Bison in December 2014.

ALLETE Clean Energy

Year Ended December 31,	2015	2014
Millions
Operating Revenue	$262.1	$33.2
Net Income (Loss) Attributable to ALLETE	$29.9	$3.3

Operating Revenue increased $228.9 million from 2014 primarily due to the recognition of $197.7 million of revenue from the construction and sale of a wind energy facility to Montana-Dakota Utilities. The acquisitions of Storm Lake I in December 2014, Chanarambie/Viking in April 2015 and Armenia Mountain in July 2015 also contributed to the increase in revenue in 2015 compared to 2014.

	Year Ended December 31,
	2015		2014
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	265.1	$13.5	264.7	$13.4
Storm Lake II	186.4	11.7	169.4	11.1
Condon	84.1	7.8	91.5	8.2
Storm Lake I	230.7	12.1	9.0	0.5
Chanarambie/Viking	199.1	9.8	—	—
Armenia Mountain	111.6	9.5	—	—
Total Wind Energy Facilities	1,077.0	64.4	534.6	33.2
Development Fee (a)	—	197.7	—	—
Total Production and Operating Revenue	1,077.0	$262.1	534.6	$33.2
(a)    2015 included the recognition of $162.9 million of cost of sales.

Net Income Attributable to ALLETE increased $26.6 million from 2014. Net income in 2015 included $20.4 million after‑tax due to the profit from the construction and sale of a wind energy facility to Montana-Dakota Utilities, and $6.9 million related to income generated from the full year of operations of Storm Lake I and the additions of Chanarambie/Viking and Armenia Mountain. Net income in 2015 included $1.8 million after-tax expense in acquisition costs related to the acquisitions of the Chanarambie/Viking and Armenia Mountain wind energy facilities. Net income in 2014 included a $1.4 million after-tax expense in acquisition costs related to the January 2014 acquisition.

ALLETE, Inc. 2016 Form 10-K

2015 Compared to 2014 (Continued)

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

Net Income Attributable to ALLETE was $0.9 million for the period February 10, 2015, through December 31, 2015. Net income included $2.2 million of after-tax expense related to purchase accounting for inventories and sales backlog; the total impact was $2.5 million after-tax, with the remainder recognized in 2016.

Corporate and Other

Operating Revenue increased $13.2 million, or 13 percent, from 2014 primarily due to an increase in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses and increased coal delivered in 2015. Increased sales at ALLETE Properties also contributed to the increase.

Net Income Attributable to ALLETE decreased $19.8 million from 2014 primarily due to a $22.3 million after-tax non-cash impairment charge relating to the real estate assets of ALLETE Properties. (See Note 1. Operations and Significant Accounting Policies.) Also contributing to the decrease was a $3.0 million after-tax expense for acquisition costs related to the acquisition of U.S. Water Services. In 2015, results reflected slightly higher net income at BNI Energy.

Income Taxes – Consolidated

For the year ended December 31, 2015, the effective tax rate was 15.2 percent (22.6 percent for the year ended December 31, 2014). The decrease from the year ended December 31, 2014, was primarily due to increased production tax credits in 2015 related to additional wind energy generation. The effective tax rate deviated from the statutory rate of approximately 41 percent primarily due to production tax credits and the deduction for AFUDC–Equity. (See Note 13. Income Tax Expense.)

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

Regulatory Accounting. Our regulated utility operations are accounted for in accordance with the accounting standards for the effects of certain types of regulation. These standards require us to reflect the effect of regulatory decisions in our financial statements. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. The Company assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income. (See Note 4. Regulatory Matters.)

ALLETE, Inc. 2016 Form 10-K

Critical Accounting Policies (Continued)

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class, adjust these for current economic conditions and, utilizing the target allocation of our plan assets, forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2016, was approximately 49 percent equity securities, 39 percent debt, 7 percent private equity and 5 percent real estate. Our postretirement health and life asset allocation as of December 31, 2016, was approximately 60 percent equity securities, 34 percent debt and 6 percent private equity. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2016, we used expected long-term rates of return of 8.00 percent in our actuarial determination of our pension expense and 6.40 percent to 8.00 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. As a result, we reduced our expected long-term rates of return for 2017 to 7.50 percent in our actuarial determination of our pension expense and 6.00 percent to 7.50 percent in our actuarial determination of our other postretirement expense. A one-quarter percent decrease in the expected long‑term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1.7 million, pre-tax.

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2016, we used discount rates of 4.72 percent and 4.73 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $1.2 million, pre-tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2016, considered a modified RP-2014 mortality table and mortality projection scale. (See Note 15. Pension and Other Postretirement Benefit Plans.)

Impairment of Long-Lived Assets. We review our long-lived assets, which include the legacy real estate assets of ALLETE Properties, for indicators of impairment in accordance with the accounting standards for property, plant and equipment on a quarterly basis.

In accordance with the accounting standards for property, plant and equipment, if indicators of impairment exist, we test our long‑lived assets for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. Cash flows are assessed at the lowest level of identifiable cash flows. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: management’s best estimate of future sales prices; holding period and timing of sales; method of disposition; and future expenditures necessary to maintain the operations.

Real Estate Assets. In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. The revised strategy incorporated the possibility of a bulk sale of its entire portfolio which, if consummated, would likely result in sales proceeds below the book value of the real estate assets. Proceeds from such a sale would be strategically deployed to support growth in our energy infrastructure and related services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

In connection with implementing the revised strategy, management evaluated its impairment analysis for its real estate assets using updated assumptions to determine estimated future net cash flows on an undiscounted basis. Estimated fair values were based upon current market data and pricing for individual parcels. Our impairment analysis incorporates a probability-weighted approach considering the alternative courses of sales noted above.

ALLETE, Inc. 2016 Form 10-K

Critical Accounting Policies (Continued)
Impairment of Long-Lived Assets (Continued)

Based on the results of the 2015 undiscounted cash flow analysis, the undiscounted future net cash flows were not adequate to recover the carrying value of the real estate assets leading to an adjustment of carrying value to estimated fair value. Estimated fair value was derived using Level 3 inputs, including current market interest in the property for a bulk sale of its entire portfolio, and discounted cash flow analysis of estimated selling price for sales over time. As a result, a non-cash impairment charge of $36.3 million was recorded in 2015 to reduce the carrying value of the real estate to its estimated fair value.

In 2016 and 2014, impairment analyses of estimated undiscounted future net cash flows were conducted and indicated that the cash flows were adequate to recover the carrying value of ALLETE Properties real estate assets. As a result, no impairment was recorded in 2016 or 2014.
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

We are subject to income taxes in various jurisdictions. We make assumptions and judgments each reporting period to estimate our income tax assets, liabilities, benefits, and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Our assumptions and judgments include the application of tax statutes and regulations, and projections of future federal taxable income, state taxable income, and state apportionment to determine our ability to utilize NOL and credit carryforwards prior to their expiration. Significant changes in assumptions regarding future federal and state taxable income or a change in tax rates could require new or increased valuation allowances which could result in a material impact on our results of operations.

Valuation of Goodwill and Intangible Assets. When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic and competitive risks. The fair value assigned to intangible assets is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation standards.

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets of acquired businesses. In accordance with GAAP, goodwill is not amortized. The Company assesses whether there has been an impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our Consolidated Balance Sheet and the judgment required in determining fair value, including projected future cash flows. The results of our annual impairment test are discussed in Note 1. Operations and Significant Accounting Policies and Note 9. Fair Value in this Form 10-K. Goodwill was $131.2 million and $130.6 million as of December 31, 2016, and December 31, 2015, respectively.

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements and trademarks and trade names. Intangible assets with definite lives consist of customer relationships, patents, and non-compete agreements, which are amortized on a straight-line or accelerated basis with estimated useful lives ranging from approximately 2 years to approximately 21 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets consist of trademarks and trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of an appropriate discount rate, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test are discussed in Note 9. Fair Value in this Form 10-K. Intangible assets, net of accumulated amortization, were $82.2 million and $84.6 million as of December 31, 2016, and December 31, 2015, respectively.

ALLETE, Inc. 2016 Form 10-K

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average annual earnings per share growth of a minimum of five percent and providing a dividend payout competitive with our industry.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in its Energy Infrastructure and Related Services businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 85 percent to 90 percent of total consolidated net income in 2017. Over the next several years, the contribution of the Energy Infrastructure and Related Services businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 4. Regulatory Matters for discussion of regulatory matters within our Minnesota, FERC, Wisconsin and North Dakota jurisdictions.

2016 Minnesota General Rate Case. On November 2, 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing seeks a return on equity of 10.25 percent and a 53.8 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $55 million in additional revenue. On December 12, 2016, due to a change in its electric sales forecast, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million; Minnesota Power will file to update its final retail rate increase request by February 28, 2017, and expects the final retail rate increase request to decrease similar to the interim rate proposal. In orders dated December 30, 2016, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017. As part of this rate increase request, we are seeking an extension of the recovery period for Boswell to better reflect recent environmental investments at the facility and mitigate rate increases for our customers. If approved, annual depreciation expense will be reduced by approximately $25 million. If the requested recovery period extension is not approved, we would expect final rates to be increased by a similar amount. We cannot predict the level of final rates that may be authorized by the MPUC.

2016 Wisconsin General Rate Case. On June 28, 2016, SWL&P filed a rate increase request with the PSCW requesting an average overall increase of 3.1 percent for retail customers (a 3.5 percent increase in electric rates, a 1.3 percent decrease in natural gas rates and a 7.8 percent increase in water rates). The rate filing seeks an overall return on equity of 10.9 percent and a 55 percent equity ratio. On an annualized basis, the requested rate increase would generate approximately $2.7 million in additional revenue. Hearings are expected to be scheduled in the first half of 2017. The Company anticipates new rates will take effect during the second quarter of 2017. We cannot predict the level of rates that may be approved by the PSCW.

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 45 percent of our regulated utility kWh sales in 2016 (46 percent in 2015) were made to our industrial customers in these industries. We expect industrial sales of approximately 7.0 million to 7.5 million MWh in 2017 (6.5 million MWh in 2016; 6.6 million MWh in 2015).

ALLETE, Inc. 2016 Form 10-K

Outlook (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Taconite and Iron Concentrate. Minnesota Power provides electric service to six taconite facilities capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production is exported outside of North America. Minnesota Power also provides electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These iron concentrate facilities are owned in whole, or in part, by Magnetation and are not currently operating. (See Magnetation.)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 71 percent of capacity in 2016 (71 percent in 2015 and 77 percent in 2014). Many steel producers reduced production in 2015, citing higher levels of imports and lower prices. Some Minnesota taconite and iron concentrate producers reduced production in 2015 in response to declining U.S. steel production. There is a natural lag between U.S. steel consumption and Minnesota taconite production. The high level of imports and lower prices in 2015 continued to impact Minnesota taconite production with an estimated 28 million tons of taconite produced by Minnesota Power’s taconite customers during 2016 (31 million tons in 2015; 39 million tons in 2014). In 2015, petitions regarding unfairly traded cold-rolled, hot-rolled and corrosion-resistant steel products were filed by domestic steel producers with the U.S. Department of Commerce and the U.S. International Trade Commission resulting in countervailing duty and antidumping investigations. In 2016, the U.S. Department of Commerce and the U.S. International Trade Commission made final affirmative determinations concluding the investigations. As a result of the affirmative determinations, cash deposits are collected on these products when imported from certain countries. According to the U.S. Census Bureau, 2016 annual imports for consumption of steel products were down approximately 15 percent compared to 2015 annual imports. The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2017 will increase by approximately 3 percent compared to 2016.

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.03, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

USS Corporation. In the second quarter of 2015, USS Corporation temporarily idled its Minnesota Ore Operations - Keetac plant in Keewatin, Minnesota, and a portion of its Minnesota Ore Operations - Minntac plant in Mountain Iron, Minnesota. These actions were due to high inventory levels and ongoing adjustment of its steel producing operations throughout North America. Global influences in the market, including a higher level of imports, unfairly traded products and reduced steel prices, were cited as having an impact. In the third quarter of 2015, USS Corporation returned its Minntac plant to full production. On December 29, 2016, USS Corporation announced its Keetac plant is expected to restart production in March 2017. Both facilities are Large Power Customers of Minnesota Power. USS Corporation has the capability to produce approximately 5 million tons and 15 million tons of taconite annually at its Keetac and Minntac plants, respectively. On September 30, 2016, Minnesota Power extended its electric service agreement with USS Corporation through 2021 at USS Corporation’s Minntac and Keetac plants, which was approved by the MPUC in an order dated December 29, 2016.

Magnetation. In May 2015, Magnetation announced that it had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Minnesota, citing the significant decrease in global iron ore prices and its existing capital structure. In January 2016, Magnetation idled its Plant 2 facility in Bovey, Minnesota. On October 6, 2016, the bankruptcy court approved plans to idle Magnetation’s Plant 4 facility near Grand Rapids, Minnesota, and its pellet plant in Reynolds, Indiana, as well as terminate Magnetation’s pellet purchase agreement with AK Steel Corporation. The company subsequently idled the facilities and stated it was preserving the plants and their value for a potential buyer. On January 30, 2017, ERP Iron Ore, LLC purchased substantially all of Magnetation’s assets pursuant to an asset purchase agreement approved by the bankruptcy court. Although we cannot predict whether the facilities will be restarted, Minnesota Power will serve the Plant 2 and Plant 4 facilities through the buyer’s assumption of the existing electric service agreement with Magnetation.

ALLETE, Inc. 2016 Form 10-K

Outlook (Continued)
Industrial Customers and Prospective Additional Load (Continued)

United Taconite. In August 2016, Cliffs restarted operations at its United Taconite plant in Eveleth, Minnesota, which had been idled since August 2015, following the announcements of Cliffs’ 10-year supply agreement with a major steel customer and additional business contracted with another customer in June 2016. Cliffs also held a ground breaking ceremony at United Taconite in August 2016 to commence construction on its approximately $65 million project to produce a fully fluxed taconite pellet. That new product will replace a flux pellet made at Cliffs’ indefinitely idled Empire operation in Michigan. United Taconite has the capability to produce approximately 5 million tons of taconite annually. On May 23, 2016, Minnesota Power extended its electric service agreement with Cliffs for 10 years at Cliffs’ United Taconite and Babbitt facilities, which was approved by the MPUC in an order dated November 9, 2016.

Silver Bay Power. On May 23, 2016, Minnesota Power entered into multiple agreements with Cliffs and its subsidiaries. Under one of the agreements, Minnesota Power paid $31.0 million in cash as part of a long-term PSA through 2031 between Minnesota Power and Silver Bay Power. Silver Bay Power provides the majority of the electric service requirements for Northshore Mining, which has the capability to produce approximately 6 million tons of taconite annually. (See Note 11. Commitments, Guarantees and Contingencies.)

Paper, Pulp and Secondary Wood Products. In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry. The four major paper and pulp mills we serve reported operating at, or near, full capacity in 2016, and similar levels are expected in 2017.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

Nashwauk Public Utilities Commission. Mesabi Metallics, which changed its name from Essar Steel Minnesota LLC in December 2016, is a retail customer of the Nashwauk Public Utilities Commission, and Minnesota Power has a wholesale electric sales agreement with the Nashwauk Public Utilities Commission for electric service through at least June 2028. Mesabi Metallics also makes ongoing payments to Minnesota Power for electric transmission infrastructure costs. Mesabi Metallics filed for bankruptcy protection on July 8, 2016, under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In its filings, Mesabi Metallics stated that it has arranged funding sources and intends to continue its project in Minnesota post-bankruptcy. Mesabi Metallics’ pre-petition debt to Minnesota Power is not material.

On September 8, 2016, the bankruptcy court approved an agreement that continued Mesabi Metallics’ obligation under its agreements with the Nashwauk Public Utilities Commission and Minnesota Power through at least March 31, 2017. This allowed Minnesota Power to draw down Mesabi Metallics’ cash deposit account to satisfy Mesabi Metallics’ commitments to Minnesota Power and the Nashwauk Public Utilities Commission in full through December 2016, and in part through March 31, 2017, at which point Mesabi Metallics will propose to reject, assume or modify the agreements with the Nashwauk Public Utilities Commission and Minnesota Power.

PolyMet. Minnesota Power has a long-term contract with PolyMet, which is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In November 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources (DNR) issued its Record of Decision on March 3, 2016, finding the final EIS adequate. The 30-day period allowed by law to challenge the Record of Decision passed without any legal challenges being filed. On July 11, 2016, PolyMet submitted applications for water-related permits with the State of Minnesota, and on August 24, 2016, an application for an air quality permit was submitted to the Minnesota Pollution Control Agency. On November 3, 2016, PolyMet submitted a state permit to mine application to the DNR detailing its operational plans for the mine. The final EIS also requires Records of Decision by the federal agencies, which are expected in 2017, before final action can be taken on the required federal permits to construct and operate the mining operation. On January 9, 2017, the U.S. Forest Service signed the Final Record of Decision authorizing a land exchange with PolyMet, which upon completion of title transfer will result in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a ten-year power supply contract that would begin upon start-up of the mining operations.

ALLETE, Inc. 2016 Form 10-K

EnergyForward. In 2013, Minnesota Power announced EnergyForward, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind and hydroelectric power, the addition of natural gas as a generation fuel source, and the installation of emissions control technology. Significant elements of the EnergyForward plan include:

•	Major wind investments in North Dakota. Bison added 205 MW of capacity in 2014, bringing total capacity to 497 MW. (See Renewable Energy.)

•	The installation of emissions control technology at Boswell Unit 4 completed in December 2015 to further reduce emissions of SO2, particulates and mercury.

•	Planning for the proposed GNTL to deliver hydroelectric power from northern Manitoba by 2020. (See Transmission.)

•	The conversion of Laskin from coal to cleaner-burning natural gas which was completed in June 2015.

•	Retirement of Taconite Harbor Unit 3, one of three coal-fired units at Taconite Harbor, which was retired in May 2015.

In July 2015, Minnesota Power announced the next steps in its EnergyForward plan, which will reduce carbon emissions, increase the use of renewable resources and add natural gas to meet customer electric service needs in a balanced, reliable and cost-effective way. Significant additional elements of the plan include:

•	Economic idling of Taconite Harbor Units 1 and 2 which occurred in September 2016 and the ceasing of coal-fired operations there in 2020.

•	Adding between 200 MW and 300 MW of cleaner and flexible natural gas-fired generation to Minnesota Power’s portfolio within the next decade.

•	Building both large and small scale solar generation.

•	Expanding the potential for additional energy efficiency savings.

Integrated Resource Plan (IRP). In September 2015, Minnesota Power filed its 2015 IRP with the MPUC which contained the next steps in its EnergyForward strategic plan, and included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. In an order dated July 18, 2016, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepts Minnesota Power’s plans for Taconite Harbor, directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, requires an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and requires Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. On October 19, 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as the latest step in its EnergyForward strategic plan. Minnesota Power’s next IRP must be filed by February 1, 2018.

Renewable Energy. Minnesota Power’s 2015 IRP includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. Minnesota Power continues to execute its renewable energy strategy through key renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date and expects 29 percent of its applicable retail and municipal energy sales will be supplied by renewable energy sources in 2017. (See Item 1. Business – Regulated Operations – Minnesota Legislation and EnergyForward.)

Minnesota Solar Energy Standard. In 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kW or less. Minnesota Power has one completed solar project and another under development. In August 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In an order dated February 24, 2016, the MPUC approved the Camp Ripley solar project as eligible to meet the solar energy standard and for current cost recovery, which was subsequently finalized by the MPUC in an order dated December 12, 2016. The Camp Ripley solar project was completed in the fourth quarter of 2016. In September 2015, Minnesota Power filed for MPUC approval of a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that will be owned and operated by Minnesota Power. In an order dated July 27, 2016, the MPUC approved the community solar garden project and cost recovery, subject to certain compliance requirements. Minnesota Power believes these projects will meet approximately one-third of the overall mandate. Additionally, on January 19, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. This proposal to incentivize customer-sited solar installations is expected to meet a portion of the required mandate related to solar photovoltaic devices with a nameplate capacity of 20 kW or less.

ALLETE, Inc. 2016 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. Currently, there is no approved customer billing rate for solar costs, but Minnesota Power expects to file its first solar factor filing in 2017 for recovery of costs related to the Camp Ripley solar project and community solar garden project.

Wind Energy. Minnesota Power’s wind energy facilities consist of Bison (497 MW) located in North Dakota, and Taconite Ridge (25 MW) located in northeastern Minnesota. Minnesota Power also has two long-term wind PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota.

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

Updated customer billing rates for the renewable cost recovery rider, which includes investments and expenditures related to Bison, were approved by the MPUC in an order dated December 21, 2016, which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. The approval is on a provisional basis pending the outcome of Minnesota Power’s 2016 general rate case.

In an order dated November 30, 2016, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power has created a regulatory liability, and recorded a reduction in operating revenue for $15.0 million. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an $8.8 million charge to net income. On December 20, 2016, Minnesota Power submitted a request for reconsideration with the MPUC. On February 9, 2017, the MPUC decided to reconsider its November 30, 2016 order and will be requesting further comments. Minnesota Power will provide further support on its position.

Prior to the November 30, 2016, MPUC order, Minnesota Power accounted for North Dakota investment tax credits based on the long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power had recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries were included in the ALLETE consolidated group.

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

ALLETE, Inc. 2016 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

In 2014, Minnesota Power and Manitoba Hydro signed a fourth PPA that provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL. (See Item 1. Business – Regulated Operations – Transmission and Distribution – Great Northern Transmission Line.)

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

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is from PSAs under various durations. In addition, ALLETE Clean Energy constructed and sold a 107 MW wind energy facility in 2015. On January 3, 2017, ALLETE Clean Energy announced that it will develop another wind energy facility of up to 50 MW after securing a 25‑year PSA. The PSA includes an option for the counterparty to purchase the facility upon development completion; construction is expected to begin in 2018.

ALLETE Clean Energy believes the market for renewable energy in North America is robust, driven by several factors including environmental regulation, tax incentives, societal expectations and continual technology advances. State renewable portfolio standards and state or federal regulations to limit GHG emissions are examples of environmental regulation or public policy that we believe will drive renewable energy development.

ALLETE Clean Energy’s strategy includes the safe, reliable, optimal and profitable operation of its existing facilities. This includes a strong safety culture, the continuous pursuit of operational efficiencies at existing facilities and cost controls. ALLETE Clean Energy generally acquires facilities in liquid power markets and its strategy includes the exploration of PSA extensions upon expiration of existing contracts.

ALLETE Clean Energy will pursue growth through acquisitions or project development for others. ALLETE Clean Energy is targeting acquisitions of existing facilities up to 200 MW each, which have long-term PSAs in place for the facilities’ output. At this time, ALLETE Clean Energy expects acquisitions will be primarily wind or solar facilities in North America. ALLETE Clean Energy is also targeting the development of new facilities up to 200 MW each, which will have long-term PSAs in place for the output or may be sold upon completion. Federal production tax credit qualification is important to development project economics, and ALLETE Clean Energy invested approximately $100 million in equipment in 2016 to meet production tax credit safe harbor provisions.

ALLETE, Inc. 2016 Form 10-K

Outlook (Continued)
ALLETE Clean Energy (Continued)

ALLETE Clean Energy will manage risk by having a diverse portfolio of assets, which will include PSA expiration and geographic diversity. The current mix of PSA expiration and geographic location is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PSA 1			12%	2018
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PSA 1			90%	2019
PSA 2			10%	2032

U.S. Water Services.

In February 2015, ALLETE acquired U.S. Water Services. U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services is located in 49 states and Canada, and has an established base of approximately 4,800 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment and chemical water treatment, and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the food and beverage, industrial, power generation, and midstream oil and gas industries. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year.

Our strategy is to grow U.S. Water Services’ North American presence by adding customers, products and new geographies. We believe water scarcity and a growing emphasis on conservation will continue to drive significant growth in the industrial, commercial and governmental sectors leading to organic revenue growth for U.S. Water Services. U.S. Water Services also expects to pursue periodic strategic tuck-in acquisitions with a purchase price in the $10 million to $50 million range. Priority will be given to acquisitions which expand its geographic reach, add new technology, or deepen its capabilities to serve its expanding customer base.

Corporate and Other.

BNI Energy. In 2016, BNI Energy sold 3.8 million tons of coal (4.3 million tons in 2015) and anticipates 2017 sales will be higher than 2016 primarily due to an unexpected outage at Square Butte in 2016. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. Market conditions can impact land sales and could result in our inability to cover our cost basis, operating expenses or fixed carrying costs such as community development district assessments and property taxes. ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park, with approximately 4,100 acres combined of land available-for-sale. (See Item 1. Business – Corporate and Other – ALLETE Properties.) In addition to these two projects, ALLETE Properties has approximately 1,100 acres of other land available-for-sale.

In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. Proceeds will be strategically deployed to support growth in our energy infrastructure and related services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

ALLETE, Inc. 2016 Form 10-K

Outlook (Continued)

Income Taxes. ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2016. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be approximately 20 percent for 2017 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next eight years due to production tax credits attributable to our wind energy generation.

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs. As of December 31, 2016, we had cash and cash equivalents of $27.5 million, $397.9 million in available consolidated lines of credit and a debt-to-capital ratio of 45 percent.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2016	%	2015	%	2014	%
Millions
ALLETE Equity	$1,893.0	55	$1,820.2	53	$1,609.4	54
Non-Controlling Interest	—	—	2.2	—	1.8	—
Long-Term Debt (Including Current Maturities)	1,569.1	45	1,605.0	47	1,373.5	46
Notes Payable	—	—	1.6	—	3.7	—
	$3,462.1	100	$3,429.0	100	$2,988.4	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2016	2015	2014
Millions
Cash and Cash Equivalents at Beginning of Period	$97.0	$145.8	$97.3
Cash Flows from (used for)
Operating Activities	332.0	340.1	269.8
Investing Activities	(276.2)	(618.8)	(625.7)
Financing Activities	(125.3)	229.9	404.4
Change in Cash and Cash Equivalents	(69.5)	(48.8)	48.5
Cash and Cash Equivalents at End of Period	$27.5	$97.0	$145.8

Operating Activities. Cash from operating activities was lower in 2016 compared to 2015 primarily due to a payment of $31.0 million made as part of a long-term PSA between Minnesota Power and Silver Bay Power, cash contributions to our defined benefit pension plan and non-cash items, partially offset by higher net income, lower fuel inventory and increased recoveries through our cost recovery riders.

Cash from operating activities was higher in 2015 compared to 2014 primarily due to higher net income and non-cash items (primarily depreciation expense and impairment of real estate), and increased recoveries through our cost recovery riders, partially offset by timing of accounts payable payments.

ALLETE, Inc. 2016 Form 10-K

Liquidity and Capital Resources (Continued)
Cash Flows (Continued)

Investing Activities. Cash used for investing activities was lower in 2016 compared to 2015 primarily due to a decrease in cash used for the acquisitions of subsidiaries, as well as fewer capital expenditures in 2016. In 2015, we acquired U.S. Water Services, and ALLETE Clean Energy acquired the Chanarambie/Viking and Armenia Mountain wind energy facilities. (See Note 6. Acquisitions.)

Cash used for investing activities in 2015 was lower than 2014 primarily due to lower capital expenditures in 2015, partially offset by increased acquisitions of subsidiaries.

Financing Activities. Cash used for financing activities decreased in 2016 compared to 2015 primarily due to lower proceeds from the issuance of long-term debt and common stock.

Cash from financing activities in 2015 was lower than 2014 primarily due to lower proceeds from the net issuance of long-term debt and common stock in 2015, increased dividends on common stock in 2015 and construction deposits received for the development of a wind energy facility sold to Montana-Dakota Utilities in 2015.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit, the sale of securities or commercial paper. As of December 31, 2016, we had consolidated bank lines of credit aggregating $409.0 million ($408.4 million as of December 31, 2015), the majority of which expire in November 2019. We had $11.1 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2016 ($12.4 million in standby letters of credit and $1.6 million outstanding in draws as of December 31, 2015). In addition, as of December 31, 2016, we had 3.4 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 3.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 3.9 million shares remain available for issuance. For the year ended December 31, 2016, 0.1 million shares of common stock were issued under this agreement, resulting in net proceeds of $8.0 million (1.3 million shares for net proceeds of $69.9 million in 2015; 1.9 million shares for net proceeds of $90.0 million in 2014). The shares issued in 2015 and 2014 were offered and sold pursuant to Registration Statement No. 333-190335. On August 1, 2016, we filed Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the year ended December 31, 2016, we issued 0.4 million shares of common stock through Invest Direct, the ESPP, and the RSOP, resulting in net proceeds of $22.9 million (0.4 million shares were issued in 2015, resulting in net proceeds of $25.9 million; 0.5 million shares were issued in 2014, resulting in net proceeds of $25.4 million). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-188315, 333-183051 and 333-162890.

On December 8, 2016, ALLETE entered into an agreement to sell $80.0 million of the Company's senior unsecured notes (the Notes) to certain institutional buyers in the private placement market. The Notes will be sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. The Notes will be issued on or about June 1, 2017, carry an interest rate of 3.11 percent and mature on June 1, 2027. (See Note 10. Short-Term and Long-Term Debt.)

On January 17, 2017, we contributed approximately 0.2 million shares of ALLETE common stock to our pension plan, which had an aggregate value of $13.5 million when contributed. No shares of ALLETE common stock were contributed to the pension plan for the years ended December 31, 2016 and 2015. In 2014, we contributed approximately 0.4 million shares of ALLETE common stock to our pension plan, which had an aggregate value of $19.5 million when contributed. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Financial Covenants. See Note 10. Short-Term and Long-Term Debt for information regarding our financial covenants.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are discussed in Note 11. Commitments, Guarantees and Contingencies.

ALLETE, Inc. 2016 Form 10-K

Liquidity and Capital Resources (Continued)

Contractual Obligations and Commercial Commitments. ALLETE has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. The following table summarizes contractual obligations and other commercial commitments as of December 31, 2016.

	Payments Due by Period
		Less than	1 to 3	4 to 5	After
Contractual Obligations (a)	Total	1 Year	Years	Years	5 Years
Millions
Long-Term Debt	$2,348.0	$250.0	$230.5	$298.9	$1,568.6
Pension (b)	457.9	45.0	90.6	91.3	231.0
Other Postretirement Benefit Plans (b)	99.6	9.3	19.1	19.8	51.4
Operating Lease Obligations	68.1	13.7	22.7	13.4	18.3
PPA Obligations (c)	2,367.0	98.0	208.4	256.7	1,803.9
Other Purchase Obligations	82.8	47.1	34.8	0.7	0.2
Total Contractual Obligations	$5,423.4	$463.1	$606.1	$680.8	$3,673.4

(a)	Excludes $2.0 million of non-current unrecognized tax benefits due to uncertainty regarding the timing of future cash payments related to uncertain tax positions.

(b)	Represents the estimated future benefit payments for our defined benefit pension and other postretirement plans through 2026.

(c)
Excludes the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only, and the 133 MW agreement with Manitoba Hydro commencing in 2020, as Minnesota Power’s obligation under this contract is subject to construction of additional transmission capacity. Also excludes Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered. (See Note 11. Commitments, Guarantees and Contingencies.)

Long-Term Debt. Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on the Consolidated Balance Sheet, plus interest. The table above assumes that the interest rates in effect at December 31, 2016, remain constant through the remaining term. (See Note 10. Short-Term and Long-Term Debt.)

Pension and Other Postretirement Benefit Plans. Our pension and other postretirement benefit plan obligations represent our current estimate of future benefit payments through 2026. Pension contributions will be dependent on several factors including realized asset performance, future discount rate and other actuarial assumptions, Internal Revenue Service and other regulatory requirements, and contributions required to avoid benefit restrictions for the pension plans. Funding for the other postretirement benefit plans is impacted by realized asset performance, future discount rate and other actuarial assumptions, and utility regulatory requirements. These amounts are estimates and will change based on actual market performance, changes in interest rates and any changes in governmental regulations. (See Note 15. Pension and Other Postretirement Benefit Plans.)

PPA Obligations. PPA obligations represent our Square Butte, Manitoba Hydro, Minnkota Power and other PPA’s. (See Note 11. Commitments, Guarantees and Contingencies.)

Other Purchase Obligations. Other purchase obligations represents our minimum purchase commitments under coal and rail contracts, and purchase obligations for certain capital expenditure projects. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2016 Form 10-K

Liquidity and Capital Resources (Continued)

Credit Ratings. Access to reasonably priced capital markets is dependent in part on credit and ratings. Our securities have been rated by Standard & Poor’s and by Moody’s. Rating agencies use both quantitative and qualitative measures in determining a company’s credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective. Our current credit ratings are listed in the following table:

Credit Ratings	Standard & Poor’s	Moody’s
Issuer Credit Rating	BBB+	A3
Commercial Paper	A-2	P-2
First Mortgage Bonds	A	A1

The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. The Company’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 65 percent. In 2016, we paid out 66 percent (69 percent in 2015; 68 percent in 2014) of our per share earnings in dividends. On January 25, 2017, our Board of Directors declared a dividend of $0.535 per share, which is payable on March 1, 2017, to shareholders of record at the close of business on February 15, 2017.

Capital Requirements

ALLETE’s projected capital expenditures for the years 2017 through 2021 are presented in the following table. Actual capital expenditures may vary from the estimates due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies.

Capital Expenditures	2017	2018	2019	2020	2021	Total
Millions
Regulated Operations
Base and Other	$120	$215	$180	$175	$165	$855
Cost Recovery (a)
Renewable	5	—	—	—	—	5
Transmission (b)	120	80	85	50	—	335
Total Cost Recovery	125	80	85	50	—	340
Regulated Operations Capital Expenditures	245	295	265	225	165	1,195
Other (c)	50	70	35	45	20	220
Total Capital Expenditures	$295	$365	$300	$270	$185	$1,415

(a)	Estimated capital expenditures eligible for cost recovery outside of a general rate case.

(b)
Our portion of transmission capital expenditures related to construction of the GNTL is estimated at approximately $330 million through 2020. (See Item 1. Business – Regulated Operations – Transmission and Distribution.)

(c)	Includes projected capital expenditures for our non-regulated operations.

We are well positioned to meet our financing needs due to adequate operating cash flows, available additional working capital and access to capital markets. We will finance capital expenditures from a combination of internally generated funds, debt and equity issuance proceeds. We intend to maintain a capital structure with capital ratios near current levels. (See Capital Structure.)

ALLETE, Inc. 2016 Form 10-K

Environmental and Other Matters

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have recently been promulgated by both the EPA and state authorities. Minnesota Power’s facilities are subject to additional regulation under many of these regulations. In response to these regulations, Minnesota Power is reshaping its generation portfolio over time to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation. (See Note 11. Commitments, Guarantees and Contingencies.)

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2016, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 8. Investments.)

Interest Rate Risk. We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2016:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$62.0	$62.0	$54.7	$87.6	$96.4	$1,037.1	$1,399.8	$1,484.5
Average Interest Rate – %	5.4	2.1	7.0	3.8	3.5	4.5	4.4

Variable Rate – Millions	$126.3	$1.1	$0.5	$13.6	—	$27.8	$169.3	$169.3
Average Interest Rate – %	1.2	6.2	6.2	0.8	—	0.7	1.2

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2016, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2016.

Commodity Price Risk. Our regulated utility operations incur costs for power and fuel (primarily coal and related transportation) in Minnesota, and power and natural gas purchased for resale in our regulated service territory in Wisconsin. Minnesota Power’s exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory framework, which allows recovery of fuel costs in excess of those included in base rates. Conversely, costs below those in base rates result in a credit to our ratepayers. SWL&P’s exposure to price risk for natural gas is significantly mitigated by the current regulatory framework, which allows the commodity cost to be passed through to customers. We seek to prudently manage our customers’ exposure to price risk by entering into contracts of various durations and terms for the purchase of power, and coal and related transportation costs (Minnesota Power) and natural gas (SWL&P).

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

ALLETE, Inc. 2016 Form 10-K

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

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

ALLETE, Inc. 2016 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2017 Annual Meeting of Shareholders (2017 Proxy Statement) under the following headings:

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

Our 2017 Proxy Statement will be filed with the SEC within 120 days after the end of our 2016 fiscal year.

Code of Ethics. We have adopted a written Code of Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of our Code of Ethics is available on our website at www.allete.com and print copies are available without charge upon request to ALLETE, Inc., Attention: Secretary, 30 West Superior St., Duluth, Minnesota 55802. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website at www.allete.com promptly following the date of such amendment or waiver.

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

Item 11. Executive Compensation

The information required for this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation of Executive Officers,” the “Compensation Committee Report” and the “Director Compensation” sections in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2017 Proxy Statement.

ALLETE, Inc. 2016 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Security Holders	4,357	$40.29	1,296,940
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	4,357	$40.29	1,296,940

(a)
Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 1,019,561 shares available for issuance under the long-term incentive plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 140,794 shares available for issuance under the Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 136,585 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference herein from the “Corporate Governance” section in our 2017 Proxy Statement.

We have adopted a Related Person Transaction Policy which is available on our website at www.allete.com. Print copies are available without charge, upon request. Any amendment to this policy will be disclosed on our website at www.allete.com promptly following the date of such amendment.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2017 Proxy Statement.

ALLETE, Inc. 2016 Form 10-K

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	70
	Consolidated Balance Sheet as of December 31, 2016 and 2015	71
	For the Years Ended December 31, 2016, 2015 and 2014
	Consolidated Statement of Income	72
	Consolidated Statement of Comprehensive Income	73
	Consolidated Statement of Cash Flows	74
	Consolidated Statement of Equity	75
	Notes to Consolidated Financial Statements	76
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	139

All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.

(3)	Exhibits including those incorporated by reference.

ALLETE, Inc. 2016 Form 10-K

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

ALLETE, Inc. 2016 Form 10-K

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

*4(f)	—
Note Purchase Agreement, dated December 8, 2016, between ALLETE and Hartford Investment Management Company, Northwestern Mutual Investment Management Company, The Northwestern Mutual Life Insurance Company and Nationwide Life insurance Company (filed as Exhibit 4 to the December 12, 2016, Form 8-K, File No. 1-3548).

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

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
+*10(e)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
+*10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2013 (filed as Exhibit 10(f)5 to the 2012 Form 10‑K, File No. 1-3548).
+*10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2014 (filed as Exhibit 10(e)6 to the 2013 Form 10‑K, File No. 1-3548).
+*10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2015 (filed as Exhibit 10(e)6 to the 2014 Form 10‑K, File No. 1-3548).
+*10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2016 (filed as Exhibit 10(e)6 to the 2015 Form 10‑K, File No. 1-3548).
+10(e)6	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2017.
+10(e)7	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2017.
+*10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).

ALLETE, Inc. 2016 Form 10-K

Exhibit Number

+*10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(f)3	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2015 (filed as Exhibit 10(f)3 to the 2014 Form 10-K, File No.1-3548).
+*10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
+*10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2006 (filed as Exhibit 10 to the May 16, 2005, Form 8-K, File No. 1-3548).
+*10(h)2	—	Amendment to the ALLETE Executive Long-Term Incentive Compensation Plan, effective January 1, 2011 (filed as Exhibit 10(m)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2011 (filed as Exhibit 10(m)11 to the 2010 Form 10-K, File No. 1-3548).
+*10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2011 (filed as Exhibit 10(m)12 to the 2010 Form 10-K, File No. 1-3548).
+*10(h)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2012 (filed as Exhibit 10(m)12 to the 2011 Form 10-K, File No. 1-3548).
+*10(h)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2012 (filed as Exhibit 10(m)13 to the 2011 Form 10-K, File No. 1-3548).
+*10(h)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2013 (filed as Exhibit 10(k)14 to the 2012 Form 10-K, File No. 1-3548).
+*10(h)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2013 (filed as Exhibit 10(k)15 to the 2012 Form 10-K, File No. 1-3548).
+*10(h)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2014 (filed as Exhibit 10(j)14 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2014 (filed as Exhibit 10(j)15 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2015 (filed as Exhibit 10(j)16 to the 2014 Form 10-K, File No. 1-3548).
+*10(h)12	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2015 (filed as Exhibit 10(j)17 to the 2014 Form 10-K, File No. 1-3548).
+*10(i)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
+*10(i)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2016 (filed as Exhibit 10(k)3 to the 2015 Form 10-K, File No. 1-3548).
+*10(i)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2016 (filed as Exhibit 10(k)2 to the 2015 Form 10-K, File No. 1-3548).
+10(i)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2017.
+10(i)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2017.
+10(i)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2017.
+*10(j)1	—	Minnesota Power (now ALLETE) Non-Employee Director Stock Plan, effective May 9, 1995 (filed as Exhibit 10 to the March 31, 1995, Form 10-Q, File No. 1-3548).
+*10(j)2	—	Amendments through December 2003 to the Minnesota Power (now ALLETE) Non-Employee Director Stock Plan (filed as Exhibit 10(z)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(j)3	—	July 2004 Amendment to the ALLETE Non-Employee Director Stock Plan (filed as Exhibit 10(e) to the June 30, 2004, Form 10-Q, File No. 1-3548).
+*10(j)4	—	January 2007 Amendment to the ALLETE Non-Employee Director Stock Plan (filed as Exhibit 10(n)4 to the 2006 Form 10-K, File No. 1-3548).
+*10(j)5	—	May 2009 Amendment to the ALLETE Non-Employee Director Stock Plan (filed as Exhibit 10(b) to the June 30, 2009, Form 10-Q, File No. 1-3548).
+*10(j)6	—	May 2010 Amendment to the ALLETE Non-Employee Director Stock Plan (filed as Exhibit 10(a) to the June 30, 2010, Form 10-Q, File No. 1-3548).
+*10(j)7	—	October 2010 Amendment to the ALLETE Non-Employee Director Stock Plan (filed as Exhibit 10 to the September 30, 2010, Form 10-Q, File No. 1-3548).
+*10(j)8	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
+*10(k)1	—	ALLETE Non-Management Director Compensation Summary effective January 1, 2014 (filed as Exhibit 10(l)4 to the 2013 Form 10-K, File No. 1-3548).
+*10(k)2	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2015 (filed as Exhibit 10(l)5 to the 2014 Form 10-K, File No. 1-3548).

ALLETE, Inc. 2016 Form 10-K

Exhibit Number

+10(k)3	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2017.
+*10(l)1	—	Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
+*10(l)2	—	October 2003 Amendment to the Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(l)3	—	January 2005 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
+*10(l)4	—	October 2006 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+*10(l)5	—	July 2012 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).
+*10(m)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
+*10(m)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(n)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(o)	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective January 19, 2011 (filed as Exhibit 10(q) to the 2010 Form 10-K, File No. 1-3548).
12	—	Computation of Ratios of Earnings to Fixed Charges.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
99	—
ALLETE News Release dated February 15, 2017, announcing earnings for the year ended December 31, 2016. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	—	XBRL Instance
101.SCH	—	XBRL Schema
101.CAL	—	XBRL Calculation
101.DEF	—	XBRL Definition
101.LAB	—	XBRL Label
101.PRE	—	XBRL Presentation

ALLETE, Inc. 2016 Form 10-K

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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, these long-term debt instruments are not filed as exhibits because the total amount of debt authorized under each of these omitted instruments does not exceed 10 percent of our total consolidated assets. We will furnish copies of these instruments to the SEC upon its request.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement pursuant to Item 15(b).

Item 16. Form 10-K Summary

None.

ALLETE, Inc. 2016 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 15, 2017	By	/s/ Alan R. Hodnik
Alan R. Hodnik
Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan R. Hodnik	Chairman, President, Chief Executive Officer and Director	February 15, 2017
Alan R. Hodnik	(Principal Executive Officer)

/s/ Steven Q. DeVinck	Senior Vice President and Chief Financial Officer	February 15, 2017
Steven Q. DeVinck	(Principal Financial Officer)

/s/ Steven W. Morris	Vice President, Controller and Chief Accounting Officer	February 15, 2017
Steven W. Morris	(Principal Accounting Officer)

ALLETE, Inc. 2016 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ Kathryn W. Dindo	Director	February 15, 2017
Kathryn W. Dindo

/s/ Sidney W. Emery, Jr.	Director	February 15, 2017
Sidney W. Emery, Jr.

/s/ George G. Goldfarb	Director	February 15, 2017
George G. Goldfarb

/s/ James S. Haines, Jr.	Director	February 15, 2017
James S. Haines, Jr.

/s/ James J. Hoolihan	Director	February 15, 2017
James J. Hoolihan

/s/ Heidi E. Jimmerson	Director	February 15, 2017
Heidi E. Jimmerson

/s/ Madeleine W. Ludlow	Director	February 15, 2017
Madeleine W. Ludlow

/s/ Douglas C. Neve	Director	February 15, 2017
Douglas C. Neve

/s/ Leonard C. Rodman	Director	February 15, 2017
Leonard C. Rodman

ALLETE, Inc. 2016 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of ALLETE, Inc. and its subsidiaries (the Company) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 15, 2017

ALLETE, Inc. 2016 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2016	2015
Millions
Assets
Current Assets
Cash and Cash Equivalents	$27.5	$97.0
Accounts Receivable (Less Allowance of $3.1 and $1.0)	122.5	121.2
Inventories – Net	104.2	117.1
Prepayments and Other	40.3	35.7
Total Current Assets	294.5	371.0
Property, Plant and Equipment – Net	3,741.2	3,669.1
Regulatory Assets	359.6	372.0
Investment in ATC	135.6	124.5
Other Investments	55.6	74.6
Goodwill and Intangible Assets – Net	213.4	215.2
Other Non-Current Assets	106.5	68.1
Total Assets	$4,906.4	$4,894.5
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$74.0	$88.8
Accrued Taxes	46.5	44.0
Accrued Interest	17.6	18.6
Long-Term Debt Due Within One Year	187.7	35.7
Notes Payable	—	1.6
Other	73.7	86.1
Total Current Liabilities	399.5	274.8
Long-Term Debt	1,370.4	1,556.7
Deferred Income Taxes	584.1	579.8
Regulatory Liabilities	125.8	105.0
Defined Benefit Pension and Other Postretirement Benefit Plans	210.9	206.8
Other Non-Current Liabilities	322.7	349.0
Total Liabilities	3,013.4	3,072.1
Commitments, Guarantees and Contingencies (Note 11)
Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 49.6 and 49.1 Shares Issued and Outstanding	1,295.3	1,271.4
Accumulated Other Comprehensive Loss	(28.2)	(24.5)
Retained Earnings	625.9	573.3
Total ALLETE Equity	1,893.0	1,820.2
Non-Controlling Interest in Subsidiaries	—	2.2
Total Equity	1,893.0	1,822.4
Total Liabilities and Equity	$4,906.4	$4,894.5

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2016 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2016	2015	2014
Millions Except Per Share Amounts
Operating Revenue	$1,339.7	$1,486.4	$1,136.8
Operating Expenses
Fuel and Purchased Power	332.9	328.1	356.1
Transmission Services	65.2	54.1	45.6
Cost of Sales	144.7	302.3	77.9
Operating and Maintenance	334.1	333.5	287.1
Depreciation and Amortization	195.8	170.0	135.7
Taxes Other than Income Taxes	53.8	51.4	45.6
Other	(10.3)	36.3	—
Total Operating Expenses	1,116.2	1,275.7	948.0
Operating Income	223.5	210.7	188.8
Other Income (Expense)
Interest Expense	(70.3)	(64.9)	(54.8)
Equity Earnings in ATC	18.5	16.3	19.6
Other	3.9	4.7	8.6
Total Other Expense	(47.9)	(43.9)	(26.6)
Income Before Non-Controlling Interest and Income Taxes	175.6	166.8	162.2
Income Tax Expense	19.8	25.3	36.7
Net Income	155.8	141.5	125.5
Less: Non-Controlling Interest in Subsidiaries	0.5	0.4	0.7
Net Income Attributable to ALLETE	$155.3	$141.1	$124.8
Average Shares of Common Stock
Basic	49.3	48.3	42.9
Diluted	49.5	48.4	43.1
Basic Earnings Per Share of Common Stock	$3.15	$2.92	$2.91
Diluted Earnings Per Share of Common Stock	$3.14	$2.92	$2.90
Dividends Per Share of Common Stock	$2.08	$2.02	$1.96

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2016 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2016	2015	2014
Millions
Net Income	$155.8	$141.5	$125.5
Other Comprehensive Income (Loss)
Unrealized Loss on Securities
Net of Income Tax Benefit of $(0.2), $(0.3) and $(0.2)	(0.2)	(0.5)	(0.2)
Unrealized Gain on Derivatives
Net of Income Tax Expense of $–, $0.1 and $0.1	—	0.1	0.2
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Benefit of $(2.4), $(2.2) and $(2.8)	(3.5)	(3.0)	(4.0)
Total Other Comprehensive Loss	(3.7)	(3.4)	(4.0)
Total Comprehensive Income	152.1	138.1	121.5
Less: Non-Controlling Interest in Subsidiaries	0.5	0.4	0.7
Total Comprehensive Income Attributable to ALLETE	$151.6	$137.7	$120.8

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2016 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2016	2015	2014
Millions
Operating Activities
Net Income	$155.8	$141.5	$125.5
Allowance for Funds Used During Construction – Equity	(2.1)	(3.3)	(7.8)
Income from Equity Investments – Net of Dividends	(5.7)	(1.8)	(2.6)
Impairment of Real Estate	—	36.3	—
Impairment of Goodwill	3.3	—	—
Change in Fair Value of Contingent Consideration	(13.6)	—	—
Gain on Sales of Investments and Property, Plant and Equipment	(6.0)	(0.2)	(0.2)
Depreciation Expense	190.6	165.9	135.7
Amortization of Power Sales Agreements	(22.3)	(23.2)	(12.7)
Amortization of Other Intangible Assets and Other Assets	10.3	5.6	0.7
Deferred Income Tax Expense	19.4	25.1	32.7
Share-Based Compensation Expense	2.6	2.6	2.3
ESOP Compensation Expense	2.5	9.0	9.1
Defined Benefit Pension and Other Postretirement Benefit Expense	4.6	15.4	12.8
Bad Debt Expense	4.1	1.6	1.8
Changes in Operating Assets and Liabilities
Accounts Receivable	(4.7)	1.1	(3.5)
Inventories	13.3	(22.1)	(17.5)
Prepayments and Other	(6.9)	3.7	4.8
Accounts Payable	6.5	(19.3)	10.9
Other Current Liabilities	(13.8)	5.1	(3.5)
Cash Contributions to Defined Benefit Pension Plans	(6.3)	—	—
Changes in Regulatory and Other Non-Current Assets	(10.7)	0.6	(21.3)
Changes in Regulatory and Other Non-Current Liabilities	11.1	(3.5)	2.6
Cash from Operating Activities	332.0	340.1	269.8
Investing Activities
Proceeds from Sale of Available-for-sale Securities	9.0	1.7	3.6
Payments for Purchase of Available-for-sale Securities	(9.4)	(2.3)	(5.0)
Acquisitions of Subsidiaries – Net of Cash Acquired	(5.9)	(333.3)	(60.3)
Investment in ATC	(5.4)	(1.6)	(3.9)
Changes to Other Investments	4.4	3.1	33.0
Additions to Property, Plant and Equipment	(265.6)	(286.8)	(572.8)
Construction Costs for Development Project	—	—	(25.7)
Cash in Escrow for Acquisition	—	—	5.4
Proceeds from Sale of Property, Plant and Equipment	0.7	0.4	—
Changes in Restricted Cash	(4.0)	—	—
Cash for Investing Activities	(276.2)	(618.8)	(625.7)
Financing Activities
Proceeds from Issuance of Common Stock	30.9	161.2	200.6
Proceeds from Issuance of Long-Term Debt	4.8	324.5	375.0
Changes in Restricted Cash	7.0	8.5	(1.8)
Changes in Notes Payable	(1.6)	(2.1)	3.7
Repayments of Long-Term Debt	(54.8)	(160.2)	(134.5)
Acquisition of Non-Controlling Interest	(8.0)	—	(6.0)
Construction Deposits Received for Development Project	—	—	54.3
Dividends on Common Stock	(102.7)	(97.9)	(83.8)
Other Financing Activities	(0.9)	(4.1)	(3.1)
Cash from (for) Financing Activities	(125.3)	229.9	404.4
Change in Cash and Cash Equivalents	(69.5)	(48.8)	48.5
Cash and Cash Equivalents at Beginning of Period	97.0	145.8	97.3
Cash and Cash Equivalents at End of Period	$27.5	$97.0	$145.8

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2016 Form 10-K

ALLETE Consolidated Statement of Equity

	Total Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Common Stock	Non-Controlling Interest in Subsidiaries
Millions
Balance as of December 31, 2013	$1,342.9	$489.1	$(17.1)	$(14.3)	$885.2	—
Recognition of Non-Controlling Interest	7.1	—	—	—	—	$7.1
Comprehensive Income
Net Income	125.5	124.8	—	—	—	0.7
Other Comprehensive Income – Net of Tax
Unrealized Loss on Securities	(0.2)	—	(0.2)	—	—	—
Unrealized Gain on Derivatives	0.2	—	0.2	—	—	—
Defined Benefit Pension and Other Postretirement Plans	(4.0)	—	(4.0)	—	—	—
Total Comprehensive Income	121.5
Common Stock Issued	222.4	—	—	—	222.4	—
Dividends Declared	(83.8)	(83.8)	—	—	—	—
ESOP Shares Earned	7.1	—	—	7.1	—	—
Acquisition of Non-Controlling Interest	(6.0)	—	—	—	—	(6.0)
Balance as of December 31, 2014	1,611.2	530.1	(21.1)	(7.2)	1,107.6	1.8
Comprehensive Income
Net Income	141.5	141.1	—	—	—	0.4
Other Comprehensive Income – Net of Tax
Unrealized Loss on Securities	(0.5)	—	(0.5)	—	—	—
Unrealized Gain on Derivatives	0.1	—	0.1	—	—	—
Defined Benefit Pension and Other Postretirement Plans	(3.0)	—	(3.0)	—	—	—
Total Comprehensive Income	138.1
Common Stock Issued	163.8	—	—	—	163.8	—
Dividends Declared	(97.9)	(97.9)	—	—	—	—
ESOP Shares Earned	7.2	—	—	7.2	—	—
Balance as of December 31, 2015	1,822.4	573.3	(24.5)	—	1,271.4	2.2
Comprehensive Income
Net Income	155.8	155.3	—	—	—	0.5
Other Comprehensive Income – Net of Tax
Unrealized Loss on Securities	(0.2)	—	(0.2)	—	—	—
Defined Benefit Pension and Other Postretirement Plans	(3.5)	—	(3.5)	—	—	—
Total Comprehensive Income	152.1
Common Stock Issued	35.9	—	—	—	35.9	—
Common Stock Retired	(8.0)	—	—	—	(8.0)	—
Dividends Declared	(102.7)	(102.7)	—	—	—	—
Acquisition of Non-Controlling Interest	(6.7)	—	—	—	(4.0)	(2.7)
Balance as of December 31, 2016	$1,893.0	$625.9	$(28.2)	—	$1,295.3	—

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation. References in this report to “we,” “us,” and “our” are to ALLETE and its subsidiaries, collectively. We prepare our financial statements in conformity with GAAP. These principles require management to make informed judgments, best estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of the financial statements issuance.

Principles of Consolidation. Our Consolidated Financial Statements include the accounts of ALLETE and all of our majority‑owned subsidiary companies. All material intercompany balances and transactions have been eliminated in consolidation.

Business Segments. We present three reportable segments: Regulated Operations, ALLETE Clean Energy and U.S. Water Services. Our segments were determined in accordance with the guidance on segment reporting. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is from PSAs under various durations. In addition, ALLETE Clean Energy constructed and sold a 107 MW wind energy facility in 2015. On January 3, 2017, ALLETE Clean Energy announced that it will develop another wind energy facility of up to 50 MW after securing a 25‑year PSA. The PSA includes an option for the counterparty to purchase the facility upon development completion; construction is expected to begin in 2018.

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

BNI Energy, a wholly-owned subsidiary, mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2016, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE Properties represents our legacy Florida real estate investment. Our strategy related to the real estate assets of ALLETE Properties is to sell individual parcels over time while also pursuing a bulk sale of our entire portfolio. Proceeds from a bulk sale would be strategically deployed to support growth in our energy infrastructure and related services businesses. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions. (See Note 8. Investments.)

Cash and Cash Equivalents. We consider all investments purchased with original maturities of three months or less to be cash equivalents.

ALLETE, Inc. 2016 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2016	2015	2014
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$68.2	$59.0	$51.3
Cash Paid During the Period for Income Taxes	$0.5	$0.4	$5.1
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(22.0)	$(40.6)	$21.7
Capitalized Asset Retirement Costs	$3.7	$12.4	$22.4
Camp Ripley Solar Project Financing	$15.0	—	—
AFUDC–Equity	$2.1	$3.3	$7.8
ALLETE Common Stock Contributed to the Defined Benefit Pension Plan	—	—	$19.5
Contingent Consideration	—	$35.7	—
ALLETE Common Stock Received for Sale of Land Inventory	$8.0	—	—
Long-Term Finance Receivable for Land Inventory	$12.0	—	—

Accounts Receivable. Accounts receivable are reported on the Consolidated Balance Sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, overall portfolio quality, review of specific problems and such other factors that, in our judgment, deserve recognition in estimating losses.

Accounts Receivable
As of December 31	2016	2015
Millions
Trade Accounts Receivable
Billed	$106.5	$105.3
Unbilled	19.1	16.9
Less: Allowance for Doubtful Accounts	3.1	1.0
Total Accounts Receivable	$122.5	$121.2

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to 9 Large Power Customers. Receivables from these customers totaled $9.5 million as of December 31, 2016 ($9.2 million at December 31, 2015). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. One of these customers accounted for 8 percent of consolidated operating revenue in 2016 (8 percent in 2015; 12 percent in 2014).

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

ALLETE, Inc. 2016 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories – Net. Inventories are stated at the lower of cost or market. Inventories in our Regulated Operations and ALLETE Clean Energy segments are carried at an average cost or first-in, first-out basis. Inventories in our U.S. Water Services segment and Corporate and Other are carried at an average cost, first-in, first-out or specific identification basis. Fuel for generation is carried at an average cost basis. Certain other inventories, including capital spares, are carried at specific cost.

Inventories – Net
As of December 31	2016	2015
Millions
Fuel (a)	$43.9	$58.1
Materials and Supplies	48.7	49.1
Raw Materials	2.9	2.7
Work in Progress	1.0	—
Finished Goods	8.6	7.5
Reserve for Obsolescence	(0.9)	(0.3)
Total Inventories	$104.2	$117.1

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

Prepayments and Other Current Assets
As of December 31	2016	2015
Millions
Deferred Fuel Adjustment Clause	$18.6	$10.6
Restricted Cash (a)	2.2	5.6
Other	19.5	19.5
Total Prepayments and Other Current Assets	$40.3	$35.7

(a)	Restricted Cash includes collateral deposits required under ALLETE Clean Energy’s loan agreements and collateral deposits required for U.S. Water Services’ standby letters of credit.

Property, Plant and Equipment. Property, plant and equipment are recorded at original cost and are reported on the Consolidated Balance Sheet net of accumulated depreciation. Expenditures for additions, significant replacements, improvements and major plant overhauls are capitalized; maintenance and repair costs are expensed as incurred. Gains or losses on non-utility property, plant and equipment are recognized when they are retired or otherwise disposed. When utility property, plant and equipment are retired or otherwise disposed, no gain or loss is recognized in accordance with the accounting standards for component depreciation. Our Regulated Operations capitalize AFUDC, which includes both an interest and equity component. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during construction periods. AFUDC amounts capitalized are included in rate base and are recovered from customers as the related property is depreciated. Upon MPUC approval of cost recovery, the recognition of AFUDC ceases. (See Note 2. Property, Plant and Equipment.)

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. In 2015, Minnesota Power retired Taconite Harbor Unit 3 and converted Laskin to natural gas which were actions included in Minnesota Power’s MPUC-approved 2013 IRP. In an order dated July 18, 2016, the MPUC approved Minnesota Power’s 2015 IRP with modifications which contains the next steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2, which occurred in September 2016, and the ceasing of coal-fired operations at Taconite Harbor in 2020. (See Note 4. Regulatory Matters.) The MPUC order for the 2015 IRP also directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, and on October 19, 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018. We do not expect to record any impairment charge as a result of the retirement of Taconite Harbor Unit 3 or Boswell Units 1 and 2, the ceasing of coal-fired operations at Taconite Harbor Units 1 and 2, or the conversion of Laskin. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives. (See Note 4. Regulatory Matters.) The net book values for Taconite Harbor and Boswell Units 1 and 2 as of December 31, 2016, were approximately $90 million and $30 million, respectively. We would seek recovery in a general rate case of additional depreciation expense as a result of material changes in useful lives.

ALLETE, Inc. 2016 Form 10-K

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

In accordance with the accounting standards for property, plant and equipment, if indicators of impairment exist, we test our long‑lived assets for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. Cash flows are assessed at the lowest level of identifiable cash flows. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: management’s best estimate of future sales prices; holding period and timing of sales; method of disposition; and future expenditures necessary to maintain the operations.

Real Estate Assets. In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. The revised strategy incorporated the possibility of a bulk sale of its entire portfolio which, if consummated, would likely result in sales proceeds below the book value of the real estate assets. Proceeds from such a sale would be strategically deployed to support growth in our energy infrastructure and related services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

In connection with implementing the revised strategy, management evaluated its impairment analysis for its real estate assets using updated assumptions to determine estimated future net cash flows on an undiscounted basis. Estimated fair values were based upon current market data and pricing for individual parcels. Our impairment analysis incorporates a probability-weighted approach considering the alternative courses of sales noted above.
Based on the results of the 2015 undiscounted cash flow analysis, the undiscounted future net cash flows were not adequate to recover the carrying value of the real estate assets leading to an adjustment of carrying value to estimated fair value. Estimated fair value was derived using Level 3 inputs, including current market interest in the property for a bulk sale of its entire portfolio, and discounted cash flow analysis of estimated selling price for sales over time. As a result, a non-cash impairment charge of $36.3 million was recorded in 2015 to reduce the carrying value of the real estate to its estimated fair value.

In 2016 and 2014, impairment analyses of estimated undiscounted future net cash flows were conducted and indicated that the cash flows were adequate to recover the carrying value of ALLETE Properties real estate assets. As a result, no impairment was recorded in 2016 or 2014.
ALLETE Clean Energy’s Wind Turbine Generators. During our annual impairment assessment of ALLETE Clean Energy’s goodwill (see Goodwill), management determined an impairment of goodwill was required primarily due to lower estimated energy prices in periods not under PSAs. As a result of these lower estimated energy prices in periods not under PSAs, the Company has reviewed ALLETE Clean Energy’s WTGs for impairment. Based on the results of the undiscounted cash flow analysis, the undiscounted future cash flows were adequate to recover the carrying value of the WTGs. The significant assumptions utilized in the undiscounted future cash flows were consistent with those utilized in our annual goodwill impairment assessment. There were no indicators of impairment in 2015 or 2014.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets.

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets of acquired businesses. In accordance with GAAP, goodwill is not amortized. Goodwill is assessed annually in the fourth quarter for impairment and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. As of the date of our annual goodwill impairment testing in 2016, the ALLETE Clean Energy and U.S. Water Services reporting units had positive equity and the Company elected to bypass the qualitative assessment of goodwill for impairment, proceeding directly to the two-step impairment test.

In performing Step 1 of the impairment test, we compare the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the impairment test test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.

ALLETE Clean Energy. Our annual impairment analysis indicated the Step 2 analysis was necessary. Step 2 of the impairment test is performed to measure the impact of the goodwill impairment loss. Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, up to the entire amount of goodwill. After performing Step 2, it was determined that the implied value of goodwill was less than the carrying amount, resulting in a non-cash impairment charge of $3.3 million in 2016, which is presented within Operating Expenses – Other in the Consolidated Statement of Income (none in 2015 or 2014). The impairment charge represented the entire carrying amount of goodwill for ALLETE Clean Energy. The facts and circumstances that led to an impairment of goodwill primarily relate to lower estimated energy prices in periods not under PSAs. The fair value of the reporting unit was determined based on a discounted cash flow model. Significant assumptions in the discounted cash flow model included annual generation, operation and maintenance expenses, income tax rates, discount rates ranging from 8.25 percent to 9.25 percent and forward energy price curves. ALLETE Clean Energy’s goodwill was primarily related to the acquisition of Storm Lake II in January 2014.

U.S. Water Services. For Step 1 of the impairment test, we estimated the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes a growth rate on debt-free cash flows. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. Our annual impairment test in 2016 indicated that the estimated fair value of U.S. Water Services exceeded its carrying value, and no impairment existed (none in 2015). Significant assumptions in the discounted cash flow model included a discount rate of 10.75 percent, cash flow forecasts through 2021, annual revenue growth rates ranging from 8 percent to 11 percent and a terminal growth rate of 5.0 percent. Forecasted annual revenue growth assumes an increase in market share and growth in the industry. The calculated fair value of equity for the U.S. Water Services reporting unit exceeds carrying value by less than 10 percent. If U.S. Water Services fails to meet expected cash flow forecasts by a nominal margin, the results of future impairment tests could result in an impairment of goodwill. Additionally, an increase in interest rates could have an adverse impact on the discount rate used in the Company’s valuation under the income approach, potentially resulting in an impairment of goodwill.

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements and trademarks and trade names. Intangible assets with definite lives consist of customer relationships, which are amortized using an attrition model, and patents and non-compete agreements, which are amortized on a straight-line basis with estimated remaining useful lives ranging from approximately 2 years to approximately 21 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets consist of trademarks and trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our annual impairment test in 2016 indicated that the estimated fair value of trademarks and trade names exceeded the asset carrying values. As a result, no impairment was recorded in 2016 (none in 2015).

ALLETE, Inc. 2016 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets
As of December 31	2016	2015
Millions
Contract Payment (a)	$29.6	—
Finance Receivable (b)	11.5	—
Restricted Cash (c)	8.6	$8.1
Other	56.8	60.0
Total Other Non-Current Assets	$106.5	$68.1

(a)
Contract Payment includes a $31.0 million payment made to Cliffs as part of a long-term PSA between Minnesota Power and Silver Bay Power. The contract payment is being amortized over the term of the PSA. (See Note 11. Commitments, Guarantees and Contingencies.)

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

(c)	Restricted Cash includes collateral deposits required under ALLETE Clean Energy’s loan agreements and PSAs, and deposits from SWL&P customers in aid of future capital expenditures.

Other Current Liabilities
As of December 31	2016	2015
Millions
Customer Deposits	$5.4	$15.1
Power Sales Agreements	24.6	23.3
Other	43.7	47.7
Total Other Current Liabilities	$73.7	$86.1

Other Non-Current Liabilities
As of December 31	2016	2015
Millions
Asset Retirement Obligation	$136.6	$131.4
Power Sales Agreements	113.8	138.1
Contingent Consideration (a)	25.0	36.6
Other	47.3	42.9
Total Other Non-Current Liabilities	$322.7	$349.0

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 6. Acquisitions and Note 9. Fair Value.)

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

ALLETE, Inc. 2016 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition.

Regulated Operations utility rates are under the jurisdiction of Minnesota, Wisconsin and federal regulatory authorities. Customers are billed on a cycle basis. Revenue is accrued for service provided but not yet billed. Regulated utility electric rates include adjustment clauses that: (1) bill or credit customers for fuel and purchased energy costs above or below the base levels in rate schedules; (2) bill retail customers for the recovery of conservation improvement program expenditures not collected in base rates; and (3) bill customers for the recovery of certain transmission, renewable, and environmental improvement expenditures. Fuel and purchased power expense is deferred to match the period in which the revenue for fuel and purchased power expense is billed to customers pursuant to the fuel adjustment clause.

Revenue from cost recovery riders (transmission, renewable and environmental improvement) is accounted for in accordance with the accounting standards for alternative revenue programs. These standards allow for recognizing revenue under an alternative revenue program if the program is established by an order from the utility’s regulatory commission, the order allows automatic adjustment of future rates, the amount of the revenue recognized is objectively determinable and probable of recovery, and the revenue will be collected within 24 months following the end of the annual period in which it is recognized. Revenue recognized using the alternative revenue program guidance is included in Operating Revenue on the Consolidated Statement of Income and Regulatory Assets on the Consolidated Balance Sheet until it is subsequently collected from customers.

Minnesota Power participates in MISO. MISO transactions are accounted for on a net hourly basis in each of the day-ahead and real-time markets. Minnesota Power records net sales in Operating Revenue and net purchases in Fuel and Purchased Power expense on the Consolidated Statement of Income.

ALLETE Clean Energy recognizes revenue from the sale of energy from PSAs under various durations. Revenue is recognized when delivered to an agreed upon point or production is curtailed at the request of its customers at specified prices. As part of wind energy facilities acquisitions in 2014 and 2015, ALLETE Clean Energy assumed various PSAs that were above or below estimated market prices at the time of acquisition and amortizes the resulting differences between contract prices and estimated market prices to Operating Revenue. In 2016, we recognized $22.3 million of non-cash revenue amortization relating to the difference between contract prices and estimated market prices as an increase in Operating Revenue on the Consolidated Statement of Income ($23.2 million in 2015; $12.7 million in 2014).

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

Operating Expenses – Other
Year Ended December 31	2016	2015	2014
Millions
Impairment of Real Estate (a)	—	$36.3	—
Impairment of Goodwill (b)	$3.3	—	—
Change in Fair Value of Contingent Consideration (c)	(13.6)	—	—
Total Operating Expenses – Other	$(10.3)	$36.3	—

(a)	See Impairment of Long-Lived Assets.

(b)	See Goodwill and Intangible Assets.

(c)	See Note 9. Fair Value.

ALLETE, Inc. 2016 Form 10-K

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

Purchase Accounting. In accordance with the authoritative accounting guidance, the purchase price of an acquired business is generally allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. Any unallocated purchase price amount is recognized as goodwill on the Consolidated Balance Sheet if it exceeds the estimated fair value and as a bargain purchase gain on the Consolidated Income Statement if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. (See Note 6. Acquisitions.)

New Accounting Standards.

Revenue from Contracts with Customers. In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company is considering the impact of the new guidance on its ability to recognize revenue from certain contracts where collectibility is in question, its accounting for contributions in aid of construction, bundled sales contracts and contracts with pricing provisions that may require it to recognize revenue at prices other than the contract price (e.g., straight line or estimated future market prices). The guidance is effective for the Company beginning in the first quarter of 2018 with early adoption permitted. The Company plans to adopt this guidance for our fiscal year beginning January 1, 2018.

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

ALLETE, Inc. 2016 Form 10-K

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

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings, thus eliminating the requirement to classify the excess tax benefit and deficiencies as additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance is effective for the Company beginning in the first quarter of 2017. The adoption of this guidance is expected to result in a less than $1 million impact to income tax expense (benefit) annually.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an accounting standard update which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This accounting guidance is effective for the Company beginning in the first quarter of 2018. The Company plans to adopt this guidance for our fiscal year beginning January 1, 2018, and the guidance will result in changes to the Company’s Consolidated Statement of Cash Flows relating to debt prepayments, contingent consideration payments, proceeds from insurance settlements, proceeds from corporate-owned life insurance policies and distributions received from equity method investees.

ALLETE, Inc. 2016 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Standards (Continued)

Statement of Cash Flows: Restricted Cash. In November 2016, the FASB issued an accounting standard update related to the presentation of restricted cash in the Company’s Consolidated Statement of Cash Flows. The update requires that the Consolidated Statement of Cash Flows explain the change during the period in cash, cash equivalents, and restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This accounting guidance is effective for the Company beginning in the first quarter of 2018. The Company plans to adopt this guidance for our fiscal year beginning January 1, 2018, and the guidance will result in changes to the Company’s Consolidated Statement of Cash Flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued an accounting standard update to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The guidance requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting guidance is effective for the Company beginning in the first quarter of 2020, with early adoption permitted on a prospective basis. The Company is evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2016	2015
Millions
Regulated Operations
Property, Plant and Equipment in Service	$4,437.0	$4,336.7
Construction Work in Progress	84.2	101.2
Accumulated Depreciation	(1,426.1)	(1,323.8)
Regulated Operations – Net	3,095.1	3,114.1
ALLETE Clean Energy
Property, Plant and Equipment in Service	472.3	467.3
Construction Work in Progress (a)	101.0	4.0
Accumulated Depreciation	(41.0)	(24.0)
ALLETE Clean Energy – Net	532.3	447.3
U.S. Water Services
Property, Plant and Equipment in Service	19.5	15.6
Accumulated Depreciation	(6.9)	(3.4)
U.S. Water Services – Net	12.6	12.2
Corporate and Other (b)
Property, Plant and Equipment in Service	179.8	165.6
Construction Work in Progress	2.8	4.5
Accumulated Depreciation	(81.4)	(74.6)
Corporate and Other – Net	101.2	95.5
Property, Plant and Equipment – Net	$3,741.2	$3,669.1

(a)	The increase in ALLETE Clean Energy’s construction work in progress primarily relates to deposits for WTGs. The WTGs will be utilized as ALLETE Clean Energy develops future projects.

(b)	Primarily includes BNI Energy and a small amount of non-rate base generation.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

ALLETE, Inc. 2016 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

Estimated Useful Lives of Property, Plant and Equipment
Regulated Operations		ALLETE Clean Energy (a)	5 to 35 years
Generation	10 to 50 years	U.S. Water Services	3 to 39 years
Transmission	44 to 67 years	Corporate and Other	3 to 47 years
Distribution	18 to 65 years

(a)	ALLETE Clean Energy’s Property, Plant and Equipment consists primarily of WTGs with estimated useful lives ranging from 30 years to 35 years.

Asset Retirement Obligations. We recognize, at fair value, obligations associated with the retirement of certain tangible, long‑lived assets that result from the acquisition, construction, development or normal operation of the asset. Asset retirement obligations (AROs) relate primarily to the decommissioning of our coal-fired and wind energy facilities, and land reclamation at BNI Energy. AROs are included in Other Non-Current Liabilities on the Consolidated Balance Sheet. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. Removal costs associated with certain distribution and transmission assets have not been recognized, as these facilities have indeterminate useful lives.

Conditional asset retirement obligations have been identified for treated wood poles and remaining polychlorinated biphenyl and asbestos-containing assets; however, removal costs have not been recognized because they are considered immaterial to our Consolidated Financial Statements.

Long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for future plant removal costs in depreciation rates. These plant removal cost recoveries are classified either as AROs or as a regulatory liability for non-AROs. To the extent annual accruals for plant removal costs differ from accruals under approved depreciation rates, a regulatory asset has been established in accordance with the guidance for AROs. (See Note 4. Regulatory Matters.)

Asset Retirement Obligations
Millions
Obligation as of December 31, 2014	$109.2
Accretion	7.3
Liabilities Recognized (a)	5.1
Liabilities Settled	(2.6)
Revisions in Estimated Cash Flows	12.4
Obligation as of December 31, 2015	131.4
Accretion	8.0
Liabilities Settled	(6.5)
Revisions in Estimated Cash Flows	3.7
Obligation as of December 31, 2016	$136.6

(a)	The increase in 2015 is related to the ALLETE Clean Energy wind energy facilities acquisitions in 2015. (See Note 6. Acquisitions.)

NOTE 3. JOINTLY-OWNED FACILITIES AND PROJECTS

Boswell Unit 4. Minnesota Power owns 80 percent of the 585 MW Boswell Unit 4. While Minnesota Power operates the plant, certain decisions about the operations of Boswell Unit 4 are subject to the oversight of a committee on which it and WPPI Energy, the owner of the remaining 20 percent, have equal representation and voting rights. Each owner must provide its own financing and is obligated to its ownership share of operating costs. Minnesota Power’s share of operating expenses for Boswell Unit 4 is included in Operating Expenses on the Consolidated Statement of Income.

CapX2020. Minnesota Power is a participant in the CapX2020 initiative which represents an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consists of electric cooperatives and municipal and investor-owned utilities, including Minnesota’s largest transmission owners, assessed the transmission system and projected growth in customer demand for electricity through 2020. Minnesota Power participated in three CapX2020 projects which were completed and placed in service in 2011, 2012 and 2015.

ALLETE, Inc. 2016 Form 10-K

NOTE 3. JOINTLY-OWNED FACILITIES AND PROJECTS (Continued)

Minnesota Power’s investments in jointly-owned facilities and projects and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2016
Boswell Unit 4	$668.1	$211.2	$8.1	80
CapX2020 Projects	101.2	5.9	—	9.3 - 14.7
Total	$769.3	$217.1	$8.1
As of December 31, 2015
Boswell Unit 4	$668.2	$195.0	$6.9	80
CapX2020 Projects	101.1	3.4	—	9.3 - 14.7
Total	$769.3	$198.4	$6.9

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, FERC and PSCW.

2010 Minnesota General Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $97.1 million in 2016 ($89.6 million in 2015; $71.8 million in 2014).

2016 Minnesota General Rate Case. On November 2, 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing seeks a return on equity of 10.25 percent and a 53.8 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $55 million in additional revenue. On December 12, 2016, due to a change in its electric sales forecast, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million; Minnesota Power will file to update its final retail rate increase request by February 28, 2017, and expects the final retail rate increase request to decrease similar to the interim rate proposal. In orders dated December 30, 2016, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017. As part of this rate increase request, we are seeking an extension of the recovery period for Boswell to better reflect recent environmental investments at the facility and mitigate rate increases for our customers. If approved, annual depreciation expense will be reduced by approximately $25 million. If the requested recovery period extension is not approved, we would expect final rates to be increased by a similar amount. We cannot predict the level of final rates that may be authorized by the MPUC.

Energy-Intensive Trade-Exposed (EITE) Customer Rates. The Minnesota Legislature enacted EITE customer ratemaking law in June 2015 which established that it is the energy policy of the state to have competitive rates for certain industries such as mining and forest products. In November 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. The rate proposal was revenue and cash flow neutral to Minnesota Power. In an order dated March 23, 2016, the MPUC dismissed the petition without prejudice, providing Minnesota Power the option to refile the petition with additional information or file a new petition. On June 30, 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. In an order dated December 21, 2016, the MPUC approved a reduction in rates for EITE customers and determined that cost recovery will be addressed in a separate proceeding. Minnesota Power provided additional information on cost recovery allocation methods in a December 30, 2016, compliance filing.

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

ALLETE, Inc. 2016 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

In April 2015, Minnesota Power amended its formula-based wholesale electric sales contract with the Nashwauk Public Utilities Commission, extending the term through June 30, 2028. No termination notice may be given for this contract prior to June 30, 2025. The electric service agreements with SWL&P and one other municipal customer are effective through January 31, 2020 and June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice may be given prior to January 31, 2017. The other municipal customer provided termination notice for its contract on June 30, 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

In September 2015, Minnesota Power amended its wholesale electric contracts with 14 municipal customers, extending the contract terms through December 31, 2024. No termination notices may be given prior to December 31, 2021. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will not increase by more than two percent or decrease by more than one percent from the previous year’s capacity charge and will be determined using a cost-based formula methodology. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In an order dated February 3, 2016, the MPUC approved Minnesota Power’s updated billing factor which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. As a result of the MPUC approval of the certificate of need for the GNTL in June 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power is funding the construction of the GNTL with Manitoba Hydro (see Great Northern Transmission Line), and anticipates including its portion of the investments and expenditures for the GNTL in future transmission factor filings.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for investments and expenditures related to Bison and the restoration and repair of Thomson. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated December 21, 2016, which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. The approval is on a provisional basis pending the outcome of Minnesota Power’s 2016 general rate case.

In an order dated November 30, 2016, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power has created a regulatory liability, and recorded a reduction in operating revenue for $15.0 million. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an $8.8 million charge to net income. On December 20, 2016, Minnesota Power submitted a request for reconsideration with the MPUC. On February 9, 2017, the MPUC decided to reconsider its November 30, 2016 order and will be requesting further comments. Minnesota Power will provide further support on its position.

Prior to the November 30, 2016, MPUC order, Minnesota Power accounted for North Dakota investment tax credits based on the long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power had recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries were included in the ALLETE consolidated group.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Environmental Improvement Rider. Minnesota Power has an approved environmental improvement rider in place for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Updated customer billing rates for the environmental improvement rider were approved by the MPUC in an order dated December 21, 2016; however, Minnesota Power plans to delay implementation of the updated rates until resolution of its 2016 general rate case. (See 2016 Minnesota General Rate Case.)

Boswell Remaining Life Petition. In November 2015, Minnesota Power filed a petition with the MPUC for approval to extend Boswell’s remaining life to 2050 for all units and utilize the existing environmental improvement rider to credit a portion of the depreciation expense savings to customers. The extension request was based on the significant multi-emissions retrofit work done at Boswell Unit 3 and Boswell Unit 4. For efficiency, Minnesota Power withdrew its petition to extend Boswell’s remaining life as Minnesota Power decided to incorporate the life extension in its 2016 general rate case. In an order dated September 23, 2016, the MPUC approved Minnesota Power’s request to withdraw the petition. On February 1, 2017, Minnesota Power filed its 2017 remaining life depreciation petition in which it requested extending Boswell’s remaining life to 2050.

Annual Automatic Adjustment (AAA) of Charges. In an order dated June 2, 2016, the MPUC approved Minnesota Power’s AAA filings made in 2012 and 2013. The MPUC deferred action for 90 days on the AAA filing made in 2014 to review and confirm coal transportation costs and terms of service, which was subsequently completed on September 6, 2016, resulting in final approval of the filing. Minnesota Power’s AAA filings made in 2015 and 2016 are pending MPUC approval, and represent approximately $350 million in retail fuel cost recovery collected but subject to refund. These filings have historically been approved, and Minnesota Power currently expects full recovery of amounts represented by the AAA filings, although we cannot predict the outcome of the filings at the MPUC.

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2012 PSCW retail rate order that allows for a 10.9 percent return on common equity. On June 28, 2016, SWL&P filed a rate increase request with the PSCW requesting an average overall increase of 3.1 percent for retail customers (a 3.5 percent increase in electric rates, a 1.3 percent decrease in natural gas rates and a 7.8 percent increase in water rates). The rate filing seeks an overall return on equity of 10.9 percent and a 55 percent equity ratio. On an annualized basis, the requested rate increase would generate approximately $2.7 million in additional revenue. Hearings are expected to be scheduled in the first half of 2017. The Company anticipates new rates will take effect during the second quarter of 2017. We cannot predict the level of rates that may be approved by the PSCW.

Integrated Resource Plan (IRP). In 2013, the MPUC approved Minnesota Power’s 2013 IRP which detailed its EnergyForward strategic plan. Significant elements of the EnergyForward plan include major wind investments in North Dakota completed in 2014, the installation of emissions control technology at Boswell Unit 4 completed in December 2015, planning for the proposed GNTL, the conversion of Laskin from coal to natural gas completed in June 2015 and the retirement of Taconite Harbor Unit 3 completed in May 2015. In September 2015, Minnesota Power filed its 2015 IRP with the MPUC which included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. The 2015 IRP also contained the next steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 which occurred in September 2016, the ceasing of coal-fired operations at Taconite Harbor in 2020, and the addition of between 200 MW and 300 MW of natural gas-fired generation in the next decade.

In an order dated July 18, 2016, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepts Minnesota Power’s plans for Taconite Harbor, directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, requires an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and requires Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. On October 19, 2016, Minnesota Power announced Boswell Units 1 and 2 will be retired in 2018 as the latest step in its EnergyForward strategic plan. Minnesota Power’s next IRP must be filed by February 1, 2018.

ALLETE, Inc. 2016 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Great Northern Transmission Line. Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range. The GNTL is subject to various federal and state regulatory approvals. In 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing, and on November 16, 2016, the U.S. Department of Energy issued a presidential permit, which was the final major regulatory approval needed before construction in the U.S. can begin in early 2017.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In September 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014.

Conservation Improvement Program (CIP). Minnesota requires electric utilities to spend a minimum of 1.5 percent of net gross operating revenues from service provided in the state on energy CIPs each year. These investments are recovered from certain retail customers through a combination of the conservation cost recovery charge included in retail base rates and a conservation program adjustment, which is adjusted annually through the CIP consolidated filing. The MPUC allows utilities to accumulate, in a deferred account for future cost recovery, all CIP expenditures, any financial incentive earned for cost-effective program achievements, and a carrying charge on the deferred account balance. Minnesota Power refers to its conservation programs collectively as the “Power of One”. On November 3, 2016, the Minnesota Department of Commerce approved Minnesota Power’s CIP triennial filing for 2017 through 2019, which outlines Minnesota Power’s CIP spending and energy-saving goals for 2017 through 2019. Minnesota Power’s CIP investment goal was $7.3 million for 2016 ($7.1 million for 2015; $6.9 million for 2014), with actual spending of $7.4 million in 2016 ($6.6 million in 2015; $7.2 million in 2014). The investment goals for 2017, 2018 and 2019 are $10.6 million, $10.8 million and $10.9 million, respectively.

Minnesota requires each utility to establish an annual energy-savings goal of 1.5 percent of annual retail energy sales. On April 1, 2016, Minnesota Power submitted its 2015 CIP consolidated filing, which detailed Minnesota Power’s CIP program results and requested a CIP financial incentive of $7.5 million based upon MPUC procedures. In an order dated July 19, 2016, the MPUC approved Minnesota Power’s CIP consolidated filing, including the requested CIP financial incentive which was recorded as revenue and as a regulatory asset. The approved financial incentive will be recovered through customer billing rates in 2016 and 2017. In 2015 and 2014, the CIP financial incentives recognized were $6.2 million and $8.7 million, respectively. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

MISO Return on Equity Complaints. In 2013, several customer groups located within the MISO service area filed complaints with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ALLETE and ATC, to 9.15 percent. In December 2015, a federal administrative law judge ruled on the complaint proposing a reduction in the base return on equity to 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization. On September 28, 2016, the FERC issued an order affirming the administrative law judge’s recommendation.

In February 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. On June 30, 2016, a federal administrative law judge ruled on the February 2015, complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. The final decision from the FERC is not expected to have a material impact on ALLETE’s Consolidated Financial Statements.

In January 2015, the FERC approved an incentive adder of up to 50 basis points on the allowed base return on equity for our participation in a regional transmission organization upon the resolution of each individual return on equity complaint.

ALLETE, Inc. 2016 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Minnesota Solar Energy Standard. In 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kW or less. Minnesota Power has one completed solar project and another under development. In August 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In an order dated February 24, 2016, the MPUC approved the Camp Ripley solar project as eligible to meet the solar energy standard and for current cost recovery, which was subsequently finalized by the MPUC in an order dated December 12, 2016. The Camp Ripley solar project was completed in the fourth quarter of 2016. In September 2015, Minnesota Power filed for MPUC approval of a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that will be owned and operated by Minnesota Power. In an order dated July 27, 2016, the MPUC approved the community solar garden project and cost recovery, subject to certain compliance requirements. Minnesota Power believes these projects will meet approximately one-third of the overall mandate. Additionally, on January 19, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. This proposal to incentivize customer-sited solar installations is expected to meet a portion of the required mandate related to solar photovoltaic devices with a nameplate capacity of 20 kW or less.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2016	2015
Millions
Current Regulatory Assets (a)
Deferred Fuel Adjustment Clause	$18.6	$10.6
Total Current Regulatory Assets	18.6	10.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	226.1	219.3
Income Taxes (c)	63.3	64.2
Cost Recovery Riders (d)	30.5	58.0
Asset Retirement Obligations (e)	26.0	21.6
PPACA Income Tax Deferral	5.0	5.0
Other	8.7	3.9
Total Non-Current Regulatory Assets	359.6	372.0
Total Regulatory Assets	$378.2	$382.6

Non-Current Regulatory Liabilities
Wholesale and Retail Contra AFUDC (f)	$56.8	$58.0
North Dakota Investment Tax Credits (g)	28.2	12.8
Income Taxes (c)	19.1	6.1
Plant Removal Obligations	19.1	22.1
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	—	0.9
Other	2.6	5.1
Total Non-Current Regulatory Liabilities	$125.8	$105.0

(a)	Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.

(b)
Defined benefit pension and other postretirement items included in our Regulated Operations, which are otherwise required to be recognized in accumulated other comprehensive income as actuarial gains and losses as well as prior service costs and credits, are recognized as regulatory assets or regulatory liabilities on the Consolidated Balance Sheet. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. (See Note 15. Pension and Other Postretirement Benefit Plans.)

(c)
These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously billed to our customers. This balance will decrease over the remaining life of the related temporary differences and flow through current income taxes.

(d)
The cost recovery rider regulatory assets are revenues not yet collected from our customers primarily due to capital expenditures related to Bison, investment in CapX2020 projects, and the Boswell Unit 4 environmental upgrade and are recognized in accordance with the accounting standards for alternative revenue programs. The cost recovery rider regulatory assets as of December 31, 2016, will be recovered within the next two years.

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

(g)
North Dakota investment tax credits expected to be realized from Bison that will be credited to Minnesota Power’s regulated retail customers over the remaining life of Bison through future renewable cost recovery rider fillings.

ALLETE, Inc. 2016 Form 10-K

NOTE 5. INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2016, our equity investment in ATC was $135.6 million ($124.5 million at December 31, 2015). On January 27, 2017, we invested an additional $3.1 million in ATC. In total, we expect to invest approximately $10.9 million throughout 2017.

ALLETE’s Investment in ATC
Year Ended December 31	2016	2015
Millions
Equity Investment Beginning Balance	$124.5	$121.1
Cash Investments	5.4	1.6
Equity in ATC Earnings	18.5	16.3
Distributed ATC Earnings	(12.8)	(14.5)
Equity Investment Ending Balance	$135.6	$124.5

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2016	2015
Millions
Current Assets	$75.8	$80.5
Non-Current Assets	4,312.9	3,957.6
Total Assets	$4,388.7	$4,038.1
Current Liabilities	$495.1	$330.3
Long-Term Debt	1,865.3	1,800.0
Other Non-Current Liabilities	271.5	245.0
Members’ Equity	1,756.8	1,662.8
Total Liabilities and Members’ Equity	$4,388.7	$4,038.1

Income Statement Data
Year Ended December 31	2016	2015	2014
Millions
Revenue	$650.8	$615.8	$635.0
Operating Expense	322.5	319.3	307.4
Other Expense	95.5	96.1	88.9
Net Income	$232.8	$200.4	$238.7
ALLETE’s Equity in Net Income	$18.5	$16.3	$19.6

On September 28, 2016, the FERC issued an order reducing ATC’s authorized return on equity to 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization. Prior to this order, ATC had been allowed a return on equity of 12.2 percent which had been impacted by reductions for estimated refunds related to complaints filed with the FERC by several customers located within the MISO service area.

On June 30, 2016, a federal administrative law judge ruled on an additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. (See Note 4. Regulatory Matters.) We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million after-tax.

ALLETE, Inc. 2016 Form 10-K

NOTE 6. ACQUISITIONS

The following acquisitions are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its regulated businesses, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the years ended December 31, 2016, and 2015.

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

WEST. On October 11, 2016, U.S. Water Services acquired 100 percent of Water & Energy Systems Technology of Nevada, Inc. (WEST). Total consideration for the transaction was $6.5 million, subject to a cash and working capital adjustment. Consideration of $5.9 million was paid in cash on the acquisition date and a $0.6 million payment is due in April 2018. WEST, similar to U.S. Water Services, is an integrated water management company and was acquired to expand U.S. Water Services’ regional footprint in the Southwestern United States.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as shown in the table below. The allocation of the purchase price is subject to judgment and the preliminary estimated fair value of the assets acquired and the liabilities assumed may be adjusted when the valuation analysis is complete in subsequent periods. Preliminary estimates subject to adjustment in subsequent periods relate primarily to working capital; subsequent adjustments could impact the amount of goodwill recorded. Fair value measurements were valued primarily using the discounted cash flow method and replacement cost basis.

Millions
Assets Acquired
Cash and Cash Equivalents	$0.1
Other Current Assets	1.1
Customer Relationships (a)	2.8
Goodwill (b)	3.9
Other Non-Current Assets	0.1
Total Assets Acquired	$8.0
Liabilities Assumed
Current Liabilities	$0.2
Non-Current Liabilities	1.2
Total Liabilities Assumed	$1.4
Net Identifiable Assets Acquired	$6.6

(a)	Presented within Goodwill and Intangible Assets – Net on the Consolidated Balance Sheet. (See Note 7. Goodwill and Intangible Assets.)

(b)	For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

Acquisition-related costs were immaterial, expensed as incurred during 2016 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
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

(c)	Intangible Assets include customer relationships, patents, non-compete agreements, and trademarks and trade names. (See Note 7. Goodwill and Intangible Assets.)

(d)	For tax purposes, the purchase price allocation resulted in $2.9 million of deductible goodwill.

Acquisition-related costs of $3.0 million after-tax were expensed as incurred during 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

Chanarambie/Viking. In April 2015, ALLETE Clean Energy acquired 100 percent of wind energy facilities in southern Minnesota (Chanarambie/Viking) from EDF Renewable Energy, Inc. for $48.0 million.

The facilities have 97.5 MW of generating capability and are located near ALLETE Clean Energy’s Lake Benton facility. The wind energy facilities began commercial operations in 2003 and have PSAs in place for their entire output, which expire in 2018 (12 MW) and 2023 (85.5 MW).

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price accounting, which was finalized in 2015, is reflected in the following table. Fair value measurements were valued primarily using the discounted cash flow method.

ALLETE, Inc. 2016 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
2015 Activity (Continued)

Millions
Assets Acquired
Current Assets	$4.8
Property, Plant and Equipment	103.0
Other Non-Current Assets (a)	1.0
Total Assets Acquired	$108.8
Liabilities Assumed
Current Liabilities (b)	$6.7
Power Sales Agreements	49.0
Non-Current Liabilities	5.1
Total Liabilities Assumed	$60.8
Net Identifiable Assets Acquired	$48.0

(a)	Included in Other Non-Current Assets was $0.3 million of goodwill. For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Current Liabilities included $5.9 million related to the current portion of PSAs.

Acquisition-related costs of $0.2 million after-tax were expensed as incurred during 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

Armenia Mountain. In July 2015, ALLETE Clean Energy acquired 100 percent of a wind energy facility located near Troy, Pennsylvania (Armenia Mountain) from The AES Corporation and a minority shareholder for $111.1 million, plus the assumption of existing debt.

The facility has 100.5 MW of generating capability, began commercial operations in 2009, and has PSAs in place for its entire output, which expire in 2024.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price accounting, which was finalized in 2015, is reflected in the following table. Fair value measurements were valued primarily using the discounted cash flow method.

Millions
Assets Acquired
Current Assets (a)	$9.0
Property, Plant and Equipment	156.2
Other Non-Current Assets (b)	14.4
Total Assets Acquired	$179.6
Liabilities Assumed
Current Liabilities	$2.9
Long-Term Debt Due Within One Year	5.9
Long-Term Debt	55.0
Other Non-Current Liabilities	4.7
Total Liabilities Assumed	$68.5
Net Identifiable Assets Acquired	$111.1

(a)	Included in Current Assets was $1.0 million related to the current portion of PSAs and $6.0 million of restricted cash related to collateral deposits required under its loan agreement.

(b)
Included in Other Non-Current Assets was $8.2 million related to the non-current portion of PSAs, $6.1 million of restricted cash related to collateral deposits required under its loan agreements and an immaterial amount of goodwill. For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

ALLETE, Inc. 2016 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
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

Millions
Assets Acquired
Current Assets	$1.0
Property, Plant and Equipment	0.1
Intangible Assets (a)	3.9
Goodwill (b)	4.4
Total Assets Acquired	$9.4
Liabilities Assumed
Current Liabilities	$0.1
Total Liabilities Assumed	$0.1
Net Identifiable Assets Acquired	$9.3

(a)	Intangible Assets include customer relationships and non-compete agreements. (See Note 7. Goodwill and Intangible Assets.)

(b)	For tax purposes, the purchase price allocation resulted in $4.4 million of deductible goodwill.

Acquisition-related costs were immaterial, expensed as incurred during 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

2014 Activity.

ACE Wind Acquisition. In 2014, ALLETE Clean Energy acquired wind energy facilities located in Lake Benton, Minnesota (Lake Benton), Storm Lake, Iowa (Storm Lake II) and Condon, Oregon (Condon) from AES for $26.9 million.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
2014 Activity (Continued)

Millions
Assets Acquired
Cash and Cash Equivalents	$3.8
Other Current Assets	14.3
Property, Plant and Equipment	156.9
Other Non-Current Assets (a)	7.5
Total Assets Acquired	$182.5
Liabilities Assumed
Current Liabilities (b)	$15.2
Long-Term Debt Due Within One Year	2.2
Long-Term Debt	21.1
Power Sales Agreements	99.4
Other Non-Current Liabilities	10.6
Non-Controlling Interest (c)	7.1
Total Liabilities and Non-Controlling Interest Assumed	$155.6
Net Identifiable Assets Acquired	$26.9

(a)
Included in Other Non-Current Assets was $0.3 million for the option to purchase Armenia Mountain, and goodwill of $2.9 million. For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Current Liabilities included $12.4 million related to the current portion of PSAs.

(c)	The purchase price accounting valued the non-controlling interest related to Lake Benton, Storm Lake II and Condon at fair value using the discounted cash flow method.

Acquisition-related costs of $1.4 million after-tax were expensed as incurred during 2014 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

In 2014, ALLETE Clean Energy purchased the non-controlling interest related to Lake Benton and Storm Lake II for $6.0 million. This was accounted for as an equity transaction, and no gain or loss was recognized in net income or other comprehensive income.

Storm Lake I Acquisition. In 2014, ALLETE Clean Energy acquired a wind energy facility in Storm Lake, Iowa (Storm Lake I) from NRG Energy, Inc. for $15.1 million.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
2014 Activity (Continued)

Millions
Assets Acquired
Cash and Cash Equivalents	$0.4
Other Current Assets	4.7
Property, Plant and Equipment	47.3
Other Non-Current Assets (a)	11.4
Total Assets Acquired	$63.8
Liabilities Assumed
Current Liabilities (b)	$8.2
Power Sales Agreements	23.5
Non-Current Liabilities	17.0
Total Liabilities Assumed	$48.7
Net Identifiable Assets Acquired	$15.1

(a)	Included in Other Non-Current Assets was $0.4 million of restricted cash and an immaterial amount of goodwill. For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Current Liabilities included $7.5 million related to the current portion of PSAs.

Acquisition-related costs were immaterial, expensed as incurred during 2014 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes to goodwill by reportable segment:

	ALLETE Clean Energy	U.S. Water Services	Total
Millions
Balance as of December 31, 2014	$2.9	—	$2.9
Acquired Goodwill (a)	0.4	$127.3	127.7
Balance as of December 31, 2015	3.3	127.3	130.6
Acquired Goodwill (a)	—	3.9	3.9
Impairment Charge (b)	(3.3)	—	(3.3)
Balance as of December 31, 2016	—	$131.2	$131.2

(a)	See Note 6. Acquisitions.

(b)
The facts and circumstances that led to an impairment of ALLETE Clean Energy’s goodwill primarily relate to lower estimated energy prices in periods not under PSAs. Impairment Charge is included in Operating Expenses – Other on the Consolidated Statement of Income. (See Note 1. Operations and Significant Accounting Policies.) ALLETE Clean Energy’s goodwill was primarily related to the acquisition of Storm Lake II in January 2014.

ALLETE, Inc. 2016 Form 10-K

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table summarizes changes to intangible assets, net, for the year ended December 31, 2016:

	December 31, 2015	Additions (a)	Amortization	December 31, 2016
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$60.8	$2.8	$(4.3)	$59.3
Developed Technology and Other (b)	7.2	—	(0.9)	6.3
Total Definite-Lived Intangible Assets	68.0	2.8	(5.2)	65.6
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	—	n/a	16.6
Total Intangible Assets	$84.6	$2.8	$(5.2)	$82.2

(a)	Additions resulting from the October 11, 2016, acquisition of WEST. (See Note 6. Acquisitions.)

(b)	Developed Technology and Other includes patents, non-compete agreements and land easements.

Customer relationships have a remaining useful life of approximately 21 years, and developed technology and other have remaining useful lives ranging from approximately 2 years to approximately 12 years (weighted average of approximately 8 years). The weighted average remaining useful life of all definite-lived intangible assets as of December 31, 2016, is approximately 20 years.

Amortization expense of intangible assets for the year ended December 31, 2016, was $5.2 million ($4.0 million in 2015; $0.1 million in 2014). Accumulated amortization was $9.3 million and $4.1 million as of December 31, 2016, and December 31, 2015, respectively. Estimated amortization expense for definite-lived intangible assets is $5.5 million in 2017, $5.1 million in 2018, $4.8 million in 2019, $4.5 million in 2020, $4.4 million in 2021 and $41.3 million thereafter.

NOTE 8. INVESTMENTS

Investments. As of December 31, 2016, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans and other assets consisting primarily of land in Minnesota.

Other Investments
As of December 31	2016	2015
Millions
ALLETE Properties (a)	$31.7	$50.1
Available-for-sale Securities (b)	18.8	18.5
Cash Equivalents	1.3	2.0
Other	3.8	4.0
Total Other Investments	$55.6	$74.6

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

(b)
As of December 31, 2016, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $0.2 million, in one year to less than three years was $3.2 million, in three years to less than five years was $5.0 million, and in five or more years was $3.3 million.

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to estimated fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairment was recorded in 2016 ($36.3 million in 2015; none in 2014). (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2016 Form 10-K

NOTE 8. INVESTMENTS (Continued)

Available-for-Sale Investments. We account for our available-for-sale portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

Gross realized and unrealized gains and losses on our available-for-sale investments were immaterial in 2016, 2015 and 2014.

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

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. This category includes primarily equity securities.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities. This category includes deferred compensation and fixed income securities.

Level 3 — Significant inputs that are generally less observable from objective sources. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value. This category includes the U.S. Water Services contingent consideration liability.

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and December 31, 2015. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. 2016 Form 10-K

NOTE 9. FAIR VALUE (Continued)

	Fair Value as of December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.1	—	—	$7.1
Available-for-sale – Corporate and Governmental Debt Securities	—	$11.7	—	11.7
Cash Equivalents	1.3	—	—	1.3
Total Fair Value of Assets	$8.4	$11.7	—	$20.1

Liabilities: (b)
Deferred Compensation	—	$16.0	—	$16.0
U.S. Water Services Contingent Consideration	—	—	$25.0	25.0
Total Fair Value of Liabilities	—	$16.0	$25.0	$41.0
Total Net Fair Value of Assets (Liabilities)	$8.4	$(4.3)	$(25.0)	$(20.9)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.6	—	—	$7.6
Available-for-sale – Corporate Debt Securities	—	$10.9	—	10.9
Cash Equivalents	2.0	—	—	2.0
Total Fair Value of Assets	$9.6	$10.9	—	$20.5

Liabilities: (b)
Deferred Compensation	—	$16.1	—	$16.1
U.S. Water Services Contingent Consideration	—	—	$36.6	36.6
Total Fair Value of Liabilities	—	$16.1	$36.6	$52.7
Total Net Fair Value of Assets (Liabilities)	$9.6	$(5.2)	$(36.6)	$(32.2)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of December 31, 2016, and December 31, 2015. The acquisition contingent consideration was recorded at the acquisition date at its estimated fair value. The acquisition date fair value was measured based on the consideration expected to be transferred, discounted to present value. The discount rate was determined at the time of measurement in accordance with generally accepted valuation methods. The fair value of the acquisition contingent consideration is remeasured to arrive at estimated fair value each reporting period with the change in fair value recognized as income or expense in the Consolidated Statement of Income. Changes to the fair value of the acquisition contingent consideration can result from changes in discount rates, timing of milestones that trigger payments, and the timing and amount of earnings estimates. Using different valuation assumptions, including earnings projections or discount rates, may result in different fair value measurements and expense (or income) in future periods. Management analyzes the fair value of the contingent liability on a quarterly basis and makes adjustments as appropriate.

ALLETE, Inc. 2016 Form 10-K

NOTE 9. FAIR VALUE (Continued)

During the fourth quarter of 2016, management assessed earnings estimates used in calculating the fair value of the U.S. Water Services contingent consideration liability and determined an adjustment was necessary to the liability’s carrying amount based on its assessment. As a result, we recorded a reduction of $13.6 million to the liability’s carrying amount which resulted in an after-tax gain of the same amount presented within Operating Expenses – Other in the Consolidated Statement of Income. The acquisition contingent consideration was measured at $25.0 million as of December 31, 2016.

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2014	—
Recognition of U.S. Water Services Contingent Consideration	$35.7
Accretion (a)	2.4
Payments	(0.1)
Changes in Cash Flow Projections	(1.4)
Balance as of December 31, 2015	$36.6
Accretion (a)	2.8
Payments	(0.8)
Changes in Cash Flow Projections	(13.6)
Balance as of December 31, 2016	$25.0

(a)	Included in Interest Expense on the Consolidated Statement of Income.

The Company’s policy is to recognize transfers in and transfers out of Levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2016 and 2015, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
December 31, 2016	$1,569.1	$1,653.8
December 31, 2015	$1,605.0	$1,676.0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investment. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC. (See Note 5. Investment in ATC.) The aggregate carrying amount of the investment was $135.6 million as of December 31, 2016 ($124.5 million as of December 31, 2015). The Company assesses our investment in ATC for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment in ATC may not be recoverable. For the years ended December 31, 2016 and 2015, there were no indicators of impairment.

Goodwill. The Company assesses the impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Substantially all of the Company’s goodwill is a result of the U.S. Water Services acquisition in February 2015. (See Note 6. Acquisitions.) The aggregate carrying amount of goodwill was $131.2 million as of December 31, 2016 and $130.6 million as of December 31, 2015.

ALLETE, Inc. 2016 Form 10-K

NOTE 9. FAIR VALUE (Continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (Continued)

Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Our annual impairment analysis for ALLETE Clean Energy indicated the carrying amount of ALLETE Clean Energy’s goodwill may be impaired, and additional analysis was performed to measure the impact of the goodwill impairment loss. It was determined that the implied fair value of ALLETE Clean Energy’s goodwill was less than the carrying amount, resulting in an impairment charge of $3.3 million for the year ended December 31, 2016, which represented the entire carrying amount of goodwill for ALLETE Clean Energy. Our annual impairment test for U.S. Water Services indicated that the estimated fair value of U.S. Water Services exceeded its carrying value, and no impairment existed. (See Note 1. Operations and Significant Accounting Policies.)

Intangible Assets. The Company assesses indefinite-lived intangible assets for impairment annually in the fourth quarter. The Company also assesses indefinite-lived and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Substantially all of the Company’s intangible assets are a result of the U.S. Water Services acquisition in February 2015. The aggregate carrying amount of intangible assets was $82.2 million as of December 31, 2016 ($84.6 million as of December 31, 2015). When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying amount over its undiscounted future cash flows. If the carrying amount is not recoverable, an impairment loss is recorded based on the amount by which the carrying amount exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. As of December 31, 2016, there have been no events or changes in circumstance which would indicate impairment of our intangible assets.

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The impairment of ALLETE Clean Energy’s goodwill primarily due to lower estimated energy prices in periods not under PSAs caused management to review ALLETE Clean Energy’s WTGs for impairment. Based on the results of the undiscounted cash flow analysis, the undiscounted future cash flows were adequate to recover the carrying value of the WTGs. (See Note 1. Operations and Significant Accounting Policies.) For the year ended December 31, 2016, there were no indicators of impairment.

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. In 2015, Minnesota Power retired Taconite Harbor Unit 3 and converted Laskin to natural gas which were actions included in Minnesota Power’s MPUC-approved 2013 IRP. In an order dated July 18, 2016, the MPUC approved Minnesota Power’s 2015 IRP with modifications which contains the next steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2, which occurred in September 2016, and the ceasing of coal-fired operations at Taconite Harbor in 2020. (See Note 4. Regulatory Matters.) The MPUC order for the 2015 IRP also directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, and on October 19, 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018. We do not expect to record any impairment charge as a result of the retirement of Taconite Harbor Unit 3 or Boswell Units 1 and 2, the ceasing of coal-fired operations at Taconite Harbor Units 1 and 2, or the conversion of Laskin. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives. (See Note 4. Regulatory Matters.) The net book values for Taconite Harbor and Boswell Units 1 and 2 as of December 31, 2016, were approximately $90 million and $30 million, respectively. We would seek recovery in a general rate case of additional depreciation expense as a result of material changes in useful lives.

ALLETE, Inc. 2016 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2016, total short-term debt outstanding was $187.7 million ($37.3 million as of December 31, 2015), consisted of long-term debt due within one year and included $0.6 million of unamortized debt issuance costs.

As of December 31, 2016, we had bank lines of credit aggregating $409.0 million ($408.4 million as of December 31, 2015), the majority of which expire in November 2019. We had $11.1 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2016 ($12.4 million in standby letters of credit and $1.6 million in draws outstanding as of December 31, 2015).

Long-Term Debt. As of December 31, 2016, total long-term debt outstanding was $1,370.4 million ($1,556.7 million as of December 31, 2015) and included $10.4 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2017 is $188.3 million; $63.1 million in 2018; $55.2 million in 2019; $101.2 million in 2020; $96.4 million in 2021; and $1,064.9 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgage collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

Minnesota Power is obligated to make financing payments for the Camp Ripley solar array totaling $1.4 million annually during the financing term, which expires in 2027. Minnesota Power has the option at the end of the financing term to renew for a two-year term, or to purchase the solar array for approximately $4 million. Minnesota Power anticipates exercising the purchase option when the term expires.

On December 8, 2016, ALLETE entered into an agreement to sell $80 million of the Company's senior unsecured notes (the Notes) to certain institutional buyers in the private placement market. The Notes will be sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. The Notes will be issued on or about June 1, 2017, carry an interest rate of 3.11 percent and mature on June 1, 2027.

Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2017. The Company has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Notes are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Notes will be used to redeem debt, fund corporate growth opportunities and/or for general corporate purposes.

ALLETE, Inc. 2016 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Long-Term Debt
As of December 31	2016	2015
Millions
First Mortgage Bonds
7.70% Series Due 2016	—	$20.0
1.83% Series Due 2018	$50.0	50.0
8.17% Series Due 2019	42.0	42.0
5.28% Series Due 2020	35.0	35.0
2.80% Series Due 2020	40.0	40.0
4.85% Series Due 2021	15.0	15.0
3.02% Series Due 2021	60.0	60.0
3.40% Series Due 2022	75.0	75.0
6.02% Series Due 2023	75.0	75.0
3.69% Series Due 2024	60.0	60.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
3.74% Series Due 2029	50.0	50.0
3.86% Series Due 2030	60.0	60.0
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
Unsecured Term Loan Variable Rate Due 2017	125.0	125.0
Senior Unsecured Notes 5.99% Due 2017	50.0	50.0
Variable Demand Revenue Refunding Bonds Series 1997 A Due 2020	13.5	13.5
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Armenia Mountain Senior Secured Notes 3.26% Due 2024	74.6	83.3
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
Other Long-Term Debt, 3.11% – 6.20% Due 2017 – 2037	61.2	68.4
Unamortized Debt Issuance Costs	(11.0)	(12.6)
Total Long-Term Debt	1,558.1	1,592.4
Less: Due Within One Year	187.7	35.7
Net Long-Term Debt	$1,370.4	$1,556.7

ALLETE, Inc. 2016 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2016, our ratio was approximately 0.45 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of December 31, 2016, ALLETE was in compliance with its financial covenants.

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The following table details the estimated minimum annual payments for certain long-term commitments:

As of December 31, 2016
Millions	2017	2018	2019	2020	2021	Thereafter
Coal, Rail and Shipping Contracts	$27.9	$27.0	$1.8	—	—	—
Leasing Agreements	$13.7	$12.0	$10.7	$7.5	$5.9	$18.3
PPAs (a)	$98.0	$102.9	$105.5	$113.4	$143.3	$1,803.9

(a)
Excludes the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only, and the 133 MW agreement with Manitoba Hydro commencing in 2020, as our obligation under this contract is subject to construction of additional transmission capacity. Also excludes Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2017 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Leasing Agreements. BNI Energy is obligated to make lease payments for a dragline totaling $2.8 million annually during the lease term, which expires in 2027. BNI Energy has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We also lease other properties and equipment under operating lease agreements with terms expiring through 2023. Total lease expense was $17.1 million in 2016 ($17.3 million in 2015; $14.8 million in 2014).

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through December 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal-fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2016, Square Butte had total debt outstanding of $327.7 million. Annual debt service for Square Butte is expected to be approximately $45 million in each of the next five years, 2017 through 2021, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during 2016 was $73.3 million ($77.8 million in 2015; $70.1 million in 2014). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $9.6 million in 2016 ($10.1 million in 2015; $10.5 million in 2014). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

Minnesota Power has also entered into the following agreements for the purchase or sale of capacity and energy as of December 31, 2016:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PPAs
Great River Energy
PPA 1	50 MW	Capacity / Energy	June 2016	May 2020	(a)
PPA 2	50 MW	Capacity	June 2016	May 2020	Fixed
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
Manitoba Hydro
PPA 1	(b)	Energy	May 2011	April 2022	Forward Market Prices
PPA 2	50 MW	Capacity / Energy	June 2015	May 2020	(c)
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
PPA 4 (d)	250 MW	Capacity / Energy	June 2020	May 2035	(e)
PPA 5 (d)	133 MW	Energy	(f)	(f)	Forward Market Prices
Minnkota Power	50 MW	Capacity / Energy	June 2016	May 2020	(g)
Oliver Wind I	(h)	Energy	December 2006	December 2031	Fixed
Oliver Wind II	(h)	Energy	December 2007	December 2032	Fixed
Shell Energy	50 MW	Energy	January 2017	December 2019	Fixed
TransAlta	(i)	Energy	January 2017	December 2019	Fixed
PSAs
Basin
PSA 1	100 MW	Capacity / Energy	May 2010	April 2020	(j)
PSA 2	100 MW	Capacity	June 2016	June 2018	Fixed
Minnkota Power	(k)	Capacity / Energy	June 2014	December 2026	(k)
Silver Bay Power	(l)	Energy	January 2017	December 2031	(m)

(a)	The capacity price is fixed and the energy price is based on a formula that includes an annual fixed price component adjusted for changes in a natural gas index, as well as market prices.

(b)
The energy purchased consists primarily of surplus hydro energy on Manitoba Hydro's system and is delivered on a non-firm basis. Minnesota Power will purchase at least one million MWh of energy over the contract term.

(c)	The capacity and energy prices are adjusted annually by the change in a governmental inflationary index.

(d)
Agreements are subject to the construction of additional transmission capacity between Manitoba and the U.S., along with construction of new hydroelectric generating capacity in Manitoba. (See Great Northern Transmission Line.)

(e)
The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

(f)	The contract term shall be the 20-year period beginning on the in-service date for the GNTL. (See Great Northern Transmission Line.)

(g)	The agreement includes a fixed capacity charge and energy prices that escalate at a fixed rate annually over the term.

(h)	The PPAs provide for the purchase of all output from the 50 MW Oliver Wind I and 48 MW Oliver Wind II wind energy facilities.

(i)	The energy purchased under the 50 MW PPA is during off-peak hours and the 100 MW PPA is during on-peak hours.

(j)
The capacity charge is based on a fixed monthly schedule with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on the cost of fuel. The agreement also allows Minnesota Power to recover a pro rata share of increased costs related to emissions that occur during the last five years of the contract.

(k)
Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2016 (28 percent in 2015; 23 percent in 2014). (See Square Butte PPA.)

(l)
Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. In the years 2016 through 2019, Minnesota Power will supply Silver Bay Power with at least 50 MW of energy and Silver Bay Power will have the option to purchase additional energy from Minnesota Power as it transitions away from self-generation. On December 31, 2019, Silver Bay Power will cease its self-generation and Minnesota Power will supply the energy requirements for Silver Bay Power.

(m)	The energy pricing is fixed through 2019 with pricing in later years escalating at a fixed rate annually and adjusted for changes in a natural gas index.

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

Great Northern Transmission Line. As a condition of the 250 MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power and Manitoba Hydro proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

The GNTL is subject to various federal and state regulatory approvals. In 2013, a certificate of need application was filed with the MPUC which was approved in a June 2015 order. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission factor filings. (See Note 4. Regulatory Matters.) In a December 2015 order, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In 2014, Minnesota Power filed a route permit application with the MPUC and a request for a presidential permit to cross the U.S.-Canadian border with the U.S. Department of Energy. In an order dated April 11, 2016, the MPUC approved the route permit which largely follows Minnesota Power’s preferred route, including the international border crossing, and on November 16, 2016, the U.S. Department of Energy issued a presidential permit, which was the final major regulatory approval needed before construction in the U.S. can begin in early 2017. Construction is expected to be completed in 2020, and total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million. Minnesota Power is expected to have majority ownership of the transmission line.

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

We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. Accruals are adjusted as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are expensed unless recoverable in rates from customers.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

New Source Review (NSR). In 2008, Minnesota Power received a Notice of Violation (NOV) from the EPA asserting violations of the NSR requirements of the Clean Air Act at Boswell and Laskin Unit 2 between the years of 1981 and 2001. Minnesota Power received an additional NOV in April 2011 alleging that two projects undertaken at Rapids Energy Center in 2004 and 2005 should have been reviewed under the NSR requirements and that the Rapids Energy Center’s Title V permit was violated. Minnesota Power reached a settlement with the EPA regarding these NOVs and entered into a Consent Decree which was approved by the U.S. District Court for the District of Minnesota in 2014. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofits or retirements at certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. On October 19, 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as the latest step in its EnergyForward strategic plan. We believe that costs to retire will be eligible for recovery in rates over time, subject to regulatory approval in a rate proceeding.

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires a total of 28 states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls; rather it requires that facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold.

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

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register in 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs and work practice standards for the remaining categories. Affected sources were required to be in compliance with the rule by April 2015. States had the authority to grant sources a one-year extension. The MPCA approved Minnesota Power’s request for an extension of the date of compliance for the Boswell Unit 4 environmental upgrade to April 1, 2016. Construction on the project to implement the Boswell Unit 4 mercury emissions reduction plan was completed in 2015. Boswell Unit 3 is also subject to the MATS rule; however, investments and compliance work completed at Boswell Unit 3, including the emission reduction investments completed in 2009, meet the requirements of the MATS rule. The conversion of Laskin Units 1 and 2 to natural gas in June 2015 positioned those units for MATS compliance.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2012. Major existing sources had until January 31, 2016, to achieve compliance with the final rule and July 29, 2016, to perform initial compliance demonstrations. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule and are currently in compliance. Compliance consists largely of adjustments to our operating practices; therefore, the costs for complying with the final rule are not expected to be material.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In August 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The rule sets emissions thresholds and exemptions for facilities that trigger modeling requirements. On January 8, 2016, the MPCA informed the EPA of the Minnesota sources subject to the rule, confirming that Boswell and Taconite Harbor are the only Minnesota Power generating facilities subject to the DRR. The MPCA was required to notify the EPA as to how each source will evaluate air quality by July 1, 2016. Compliance options include ambient monitoring, modeling existing enforceable emission limits, or modeling actual emissions. The MPCA initially informed Minnesota Power that compliant SO2 modeling recently completed at these facilities would satisfy the DRR obligations and no further modeling would be required; however, the DRR also requires facilities have federally-enforceable permit limits at which the one-hour SO2 NAAQS compliance was modeled by January 13, 2017. Taconite Harbor was issued an amended air permit on September 1, 2016, containing the new modeling limits at that facility. The MPCA did not meet the January 13, 2017, deadline to amend the Boswell permit. The MPCA is in discussions with the EPA on alternate compliance pathways to use existing completed modeling at current limits. Compliance costs for the one-hour SO2 NAAQS are not expected to be material.

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

President Obama’s Climate Action Plan. In 2015, President Obama announced an updated Climate Action Plan (CAP) that calls for implementation of measures that reduce GHG emissions in the U.S., emphasizing means such as expanded deployment of renewable energy resources, energy and resource conservation, energy efficiency improvements and a shift to fuel sources that have lower emissions. Certain portions of the CAP directly address electric utility GHG emissions.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In late 2010, the EPA issued guidance to permitting authorities and affected sources to facilitate incorporation of the Tailoring Rule permitting requirements into the Title V and PSD permitting programs. The guidance stated that the project-specific, top‑down Best Available Control Technology (BACT) determination process used for other pollutants will also be used to determine BACT for GHG emissions. Through sector-specific white papers, the EPA also provided examples and technical summaries of GHG emission control technologies and techniques the EPA considers available or likely to be available to sources. It is possible that these control technologies could be determined to be BACT on a project-by-project basis.

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

In 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”, also referred to as the Clean Power Plan (CPP). The EPA issued the final CPP in August 2015, together with a proposed federal implementation plan and a model rule for emissions trading. Petitions for review of the rule were filed with the U.S. Court of Appeals for the District of Columbia Circuit. On February 9, 2016, the U.S. Supreme Court issued an order staying the effectiveness of the rule until after the appellate court process is complete. On September 27, 2016, the U.S. Court of Appeals for the District of Columbia heard oral arguments and is currently deliberating. The EPA is precluded from enforcing the CPP while the U.S. Supreme Court stay is in force; however, the MPCA has been holding a series of meetings on the CPP for educational and planning purposes in the interim. Minnesota Power has been actively involved in these MPCA meetings, and is closely monitoring the appeals process.

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

State goals under the CPP are expressed as both mass-based and rate-based, and include interim goals to be met over the years 2022 through 2029, as well as a final goal to be met in 2030 and thereafter. Under the original schedule for the CPP, each state would have been required to develop a SIP by September 6, 2016, or by September 6, 2018, if granted an extension. Due to the U.S. Supreme Court order staying the effectiveness of the CPP, those SIP submittal dates are not currently in effect. If the CPP is upheld at the completion of the appellate court process, all of the CPP regulatory deadlines are expected to be reset based on the length of time that the appeals process takes.

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In developing its plan, a state may choose to meet either the mass-based or the rate-based goals. Minnesota Power is currently evaluating the CPP as it relates to the State of Minnesota as well as its potential impact on the Company and is actively discussing potential compliance scenarios with regulatory agencies and in public stakeholder meetings. Minnesota has already initiated several measures consistent with those called for under the CAP and CPP. Minnesota Power is implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 4. Regulatory Matters.)

The EPA accepted comments through November 1, 2016, on the proposed Clean Energy Incentive Program (CEIP) that may be facilitated as part of the CPP. The CEIP would reassign CPP emission rate credits or allowances for certain early action or designated deployments of renewable energy and energy efficiency measures.

We are unable to predict the GHG emission compliance costs we might incur; however, the costs could be material. Minnesota Power would seek recovery of any additional costs through a rate proceeding.

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

Clean Water Act - Aquatic Organisms. In 2011, the EPA announced proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes, and have a design intake flow of greater than 2 million gallons per day, to limit the number of aquatic organisms that are impacted by the facility’s intake structure or cooling system. The Section 316(b) rule was effective in 2014. The Section 316(b) standards will be implemented through NPDES permits issued to the covered facilities with compliance timing dependent on individual NPDES renewal schedules. No NPDES permits for Minnesota Power generating facilities have been re-issued containing Section 316(b) requirements since the final rule was published, so at this time we are unable to determine the final cost of compliance. Should the MPCA require significant modifications to Minnesota Power’s intake structures, a preliminary assessment suggests costs of compliance up to $15 million over the next 5 years. Minnesota Power would seek recovery of any additional costs through a general rate case.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

At this time, we cannot estimate what compliance costs we might incur related to these or other potential future water discharge regulations; however, the costs could be material, including costs associated with retrofits for bottom ash handling, pond dewatering, pond closure, and wastewater treatment and/or reuse. Minnesota Power would seek recovery of any additional costs through a rate proceeding.

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

The EPA issued the final CCR rule in 2014 under Subtitle D (non-hazardous) of RCRA and it was published in the Federal Register in April 2015. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 10 years and be between approximately $65 million and $100 million. Recently, the EPA has indicated to Minnesota Power that the Taconite Harbor landfill is a CCR unit, based on EPA’s interpretation of the CCR Rule language. Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. Compliance costs, if any for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of any additional costs through a general rate case.

Other Environmental Matters. On November 28, 2016, U.S. Water Services received notice from the EPA regarding potential violations under the Federal Insecticide, Fungicide and Rodenticide Act for the sale of certain chemicals without registration or that were misbranded. The potential violations primarily relate to sales in 2013 by a U.S. Water Services subsidiary acquired in 2013. U.S. Water Services is cooperating with the EPA in its investigation of these potential violations. We are unable to predict the outcome of this matter at this time, but we do not expect that any potential fines will have a material effect on our financial position, results of operations or cash flows.

Other Matters

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2018 and 2032. As of December 31, 2016, ALLETE Clean Energy has $14.6 million outstanding in standby letters of credit.

U.S. Water Services. As of December 31, 2016, U.S. Water Services has $0.8 million outstanding in standby letters of credit.

BNI Energy. As of December 31, 2016, BNI Energy had surety bonds outstanding of $49.9 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Energy has secured a letter of credit for an additional $0.6 million to provide for BNI Energy’s total reclamation liability, which is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of December 31, 2016, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $5.4 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

ALLETE, Inc. 2016 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Community Development District Obligations. In 2005, the Town Center District issued $26.4 million of tax-exempt, 6.0 percent capital improvement revenue bonds, and in 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent special assessment bonds. The capital improvement revenue bonds and the special assessment bonds are payable over 31 years (by May 1, 2036 and 2037, respectively) and are secured by special assessments on the benefited land. The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district and to mitigate traffic and environmental impacts. The assessments were billed to the landowners beginning in 2006 for the Town Center District and 2007 for the Palm Coast Park District. To the extent that we still own land at the time of the assessment, we will incur the cost of our portion of these assessments, based upon our ownership of benefited property. As of December 31, 2016, we owned 72 percent of the assessable land in the Town Center District (72 percent as of December 31, 2015) and 92 percent of the assessable land in the Palm Coast Park District (92 percent as of December 31, 2015). At these ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for the Town Center District and $2.1 million for the Palm Coast Park District. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on the Consolidated Balance Sheet.

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

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2013	41,401	$885.2
Employee Stock Purchase Program	18	0.8
Invest Direct	378	18.9
Options and Stock Awards	78	8.0
Equity Issuance Program	1,851	90.0
Forward Sale Agreement and Issuance	1,807	85.2
Contributions to Pension	396	19.5
Balance as of December 31, 2014	45,929	1,107.6
Employee Stock Purchase Program	18	0.9
Invest Direct	383	19.0
Options and Stock Awards	43	8.6
Equity Issuance Program	1,289	69.9
Forward Sale Agreement and Issuance	1,413	65.4
Balance as of December 31, 2015	49,075	1,271.4
Employee Stock Purchase Program	16	0.9
Invest Direct	344	20.0
Options and Stock Awards	65	3.7
Contributions to RSOP	60	3.3
Equity Issuance Program	130	8.0
Received for Sale of Land Inventory	(130)	(8.0)
Acquisition of Non-Controlling Interest	—	(4.0)
Balance as of December 31, 2016	49,560	$1,295.3

ALLETE, Inc. 2016 Form 10-K

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE (Continued)

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 3.9 million shares remain available for issuance. For the year ended December 31, 2016, 0.1 million shares of common stock were issued under this agreement, resulting in net proceeds of $8.0 million (1.3 million shares for net proceeds of $69.9 million in 2015; 1.9 million shares for net proceeds of $90.0 million in 2014). The shares issued in 2015 and 2014, were offered and sold pursuant to Registration Statement No. 333-190335. On August 1, 2016, we filed Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units, performance share awards granted under our Executive Long-Term Incentive Compensation Plan and common shares under the forward sale agreement (described below). In accordance with accounting standards for earnings per share, no options to purchase shares of common stock were excluded from the computation of diluted earnings per share in 2016, 2015 and 2014.

Forward Sale Agreement and Issuance of Common Stock. In 2014, ALLETE entered into a confirmation of forward sale agreement (Agreement) with a forward counterparty in connection with a public offering of 2.8 million shares of ALLETE common stock.

Pursuant to the Agreement, the forward counterparty (or its affiliate) borrowed 2.8 million shares of ALLETE common stock from third parties and sold them to the underwriters. The forward sale price was $48.01 per share, subject to adjustment as provided in the Agreement. In 2014, ALLETE physically settled a portion of its obligations under the Agreement by delivering approximately 1.4 million shares of common stock in exchange for cash proceeds of $65.0 million, and in February 2015, ALLETE physically settled the remaining portion of its obligation under the Agreement by delivering approximately 1.4 million shares of common stock for cash proceeds of $65.4 million.

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

Contributions to Pension. On January 17, 2017, we contributed approximately 0.2 million shares of ALLETE common stock to our pension plan, which had an aggregate value of $13.5 million when contributed. No shares of ALLETE common stock were contributed to the pension plan for the years ended December 31, 2016 and 2015. In 2014, we contributed approximately 0.4 million shares of ALLETE common stock to our pension plan, which had an aggregate value of $19.5 million when contributed. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ALLETE, Inc. 2016 Form 10-K

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE (Continued)

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2016
Net Income Attributable to ALLETE	$155.3		$155.3
Average Common Shares	49.3	0.2	49.5
Earnings Per Share	$3.15		$3.14
2015
Net Income Attributable to ALLETE	$141.1		$141.1
Average Common Shares	48.3	0.1	48.4
Earnings Per Share	$2.92		$2.92
2014
Net Income Attributable to ALLETE	$124.8		$124.8
Average Common Shares	42.9	0.2	43.1
Earnings Per Share	$2.91		$2.90

NOTE 13. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2016	2015	2014
Millions
Current Tax Expense (a)
Federal	—	—	$1.1
State	$0.4	$0.2	2.9
Total Current Tax Expense	$0.4	$0.2	$4.0
Deferred Tax Expense
Federal	$12.0	$19.4	$25.3
State	8.1	6.5	8.2
Investment Tax Credit Amortization	(0.7)	(0.8)	(0.8)
Total Deferred Tax Expense	$19.4	$25.1	$32.7
Total Income Tax Expense	$19.8	$25.3	$36.7

(a)
For the years ended December 31, 2016, 2015 and 2014, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. The federal and state NOLs will be carried forward to offset future taxable income. The year ended December 31, 2014, includes the resolution of an Internal Revenue Service examination for tax years 2005 through 2009 and the impacts of initiatives implemented on the 2013 federal and state tax returns to utilize tax carryforwards that may have expired.

ALLETE, Inc. 2016 Form 10-K

NOTE 13. INCOME TAX EXPENSE (Continued)

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2016	2015	2014
Millions
Income Before Non-Controlling Interest and Income Taxes	$175.6	$166.8	$162.2
Statutory Federal Income Tax Rate	35%	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	$61.5	$58.4	$56.8
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	5.6	4.4	7.2
Regulatory Differences for Utility Plant	(0.1)	(0.6)	(3.5)
Production Tax Credits	(41.5)	(37.0)	(23.7)
Change in Fair Value of Contingent Consideration	(3.8)	—	—
Other	(1.9)	0.1	(0.1)
Total Income Tax Expense	$19.8	$25.3	$36.7

The effective tax rate was 11.3 percent for 2016 (15.2 percent for 2015; 22.6 percent for 2014). The 2016, 2015, and 2014 effective rates were primarily impacted by production tax credits. The 2016 effective rate was also impacted by a decrease in the liability related to U.S. Water Services’ contingent consideration (see Note 9. Fair Value), and the 2014 effective rate was also impacted by the deduction for AFUDC–Equity (included in Regulatory Differences for Utility Plant in the preceding table).

Deferred Tax Assets and Liabilities
As of December 31	2016	2015
Millions
Deferred Tax Assets
Employee Benefits and Compensation	$104.6	$105.4
Property Related	117.8	126.6
NOL Carryforwards	185.6	186.4
Tax Credit Carryforwards	227.4	164.8
Power Sales Agreements	59.3	73.0
Other	46.9	21.8
Gross Deferred Tax Assets	741.6	678.0
Deferred Tax Asset Valuation Allowance	(43.0)	(31.6)
Total Deferred Tax Assets	$698.6	$646.4
Deferred Tax Liabilities
Property Related	$1,094.7	$1,053.0
Regulatory Asset for Benefit Obligations	91.9	89.4
Unamortized Investment Tax Credits	33.3	26.0
Partnership Basis Differences	50.9	47.8
Other	11.9	10.0
Total Deferred Tax Liabilities	$1,282.7	$1,226.2
Net Deferred Income Taxes (a)	$584.1	$579.8

(a)	Recorded as a net long-term Deferred Income Tax liability on the Consolidated Balance Sheet.

ALLETE, Inc. 2016 Form 10-K

NOTE 13. INCOME TAX EXPENSE (Continued)

NOL and Tax Credit Carryforwards
As of December 31	2016	2015
Millions
Federal NOL Carryforwards (a)	$485.3	$493.0
Federal Tax Credit Carryforwards	$163.7	$113.6
State NOL Carryforwards (a)	$294.4	$228.6
State Tax Credit Carryforwards (b)	$21.0	$20.0

(a)	Pre-tax amounts.

(b)	Net of a $42.7 million valuation allowance as of December 31, 2016 ($31.2 million as of December 31, 2015).

The federal NOL and tax credit carryforward periods expire between 2030 and 2036. We expect to fully utilize the federal NOL and federal tax credit carryforwards; therefore no federal valuation allowance has been recognized as of December 31, 2016. The state NOL and tax credit carryforward periods expire between 2024 and 2045. We have established a valuation allowance against certain state NOL and tax credits that we do not expect to utilize before their expiration.

Gross Unrecognized Income Tax Benefits	2016	2015	2014
Millions
Balance at January 1	$2.4	$2.0	$1.2
Additions for Tax Positions Related to the Current Year	0.1	0.5	—
Additions for Tax Positions Related to Prior Years	0.2	0.7	1.0
Reductions for Tax Positions Related to Prior Years	(0.3)	(0.7)	—
Lapse of Statute	(0.4)	(0.1)	(0.2)
Balance as of December 31	$2.0	$2.4	$2.0

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2016, included $0.6 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2016, we had no accrued interest (none as of December 31, 2015; none as of December 31, 2014) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2016 (immaterial in 2015, and in 2014). There were no penalties recognized in 2016, 2015 or 2014. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

No material changes to unrecognized tax benefits are expected during the next 12 months.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2013 or state examination for years before 2012.

ALLETE, Inc. 2016 Form 10-K

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Unrealized Gain (Loss) on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items (a)	Gain (Loss) on Cash Flow Hedge	Total
Millions
Balance as of December 31, 2013	$(0.1)	$(16.7)	$(0.3)	$(17.1)
Other Comprehensive Income (Loss) Before Reclassifications	(0.3)	(5.2)	0.2	(5.3)
Amounts Reclassified From Accumulated Other Comprehensive Loss	0.1	1.2	—	1.3
Net Other Comprehensive Income (Loss)	(0.2)	(4.0)	0.2	(4.0)
Balance as of December 31, 2014	(0.3)	(20.7)	(0.1)	(21.1)
Other Comprehensive Income (Loss) Before Reclassifications	(0.4)	(4.3)	0.1	(4.6)
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.1)	1.3	—	1.2
Net Other Comprehensive Income (Loss)	(0.5)	(3.0)	0.1	(3.4)
Balance as of December 31, 2015	(0.8)	(23.7)	—	(24.5)
Other Comprehensive Income (Loss) Before Reclassifications	—	(4.1)	—	(4.1)
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.2)	0.6	—	0.4
Net Other Comprehensive Income (Loss)	(0.2)	(3.5)	—	(3.7)
Balance as of December 31, 2016	$(1.0)	$(27.2)	—	$(28.2)

(a)
Defined benefit pension and other postretirement items excluded from our Regulated Operations are recognized in accumulated other comprehensive loss and are subsequently reclassified out of accumulated other comprehensive loss as components of net periodic pension and other postretirement benefit expense. (See Note 15. Pension and Other Postretirement Benefit Plans.)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created on January 1, 2016, to include all union and non-union retirees from the existing plans as of January 1, 2016. The plans provide defined benefits based on years of service and final average pay. We contributed $6.3 million in cash to the plans in 2016 (none in 2015; $19.5 million of ALLETE common stock in 2014). On January 13, 2017, we contributed $1.7 million in cash to the plans, and on January 17, 2017, we contributed $13.5 million of ALLETE common stock to the plans. We also have a defined contribution RSOP covering substantially all employees. The 2016 plan year employer contributions, which are made through the employee stock ownership plan portion of the RSOP, totaled $9.2 million ($9.0 million for the 2015 plan year; $9.1 million for the 2014 plan year). (See Note 12. Common Stock and Earnings Per Share and Note 16. Employee Stock and Incentive Plans.)

In 2006, the non-union defined benefit pension plan was amended to suspend further crediting of service to the plan and to close the plan to new participants. In conjunction with those amendments, contributions were increased to the RSOP. In 2010, the Minnesota Power union defined benefit pension plan was amended to close the plan to new participants beginning February 1, 2011.

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

We have postretirement health care and life insurance plans covering eligible employees. In 2010, our postretirement health plan was amended to close the plan to employees hired after January 31, 2011. The full eligibility requirement was also amended in 2010, to require employees to be at least age 55 with 10 years of participation in the plan. In 2014, our postretirement life plan was amended to close the plan to non-union employees retiring after December 31, 2015. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2016, no contributions were made to the VEBAs (none in 2015; none in 2014) and no contributions were made to the grantor trusts (none in 2015; none in 2014).

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. We expect no additional contributions to the defined benefit pension plans in 2017 beyond the $15.2 million contributed in January 2017. We expect no contributions to the defined benefit postretirement health and life plans in 2017.

Accounting for defined benefit pension and other postretirement benefit plans requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

The defined benefit pension and postretirement health and life benefit expense (credit) recognized annually by our regulated utilities are expected to be recovered (refunded) through rates filed with our regulatory jurisdictions. As a result, these amounts that are required to otherwise be recognized in accumulated other comprehensive income have been recognized as a long-term regulatory asset (regulatory liability) on the Consolidated Balance Sheet, in accordance with the accounting standards for the effect of certain types of regulation applicable to our Regulated Operations. The defined benefit pension and postretirement health and life benefit expense (credits) associated with our other operations are recognized in accumulated other comprehensive income.

Pension Obligation and Funded Status
As of December 31	2016	2015
Millions
Accumulated Benefit Obligation	$698.8	$665.0
Change in Benefit Obligation
Obligation, Beginning of Year	$709.8	$714.5
Service Cost	8.1	10.1
Interest Cost	33.2	29.9
Actuarial (Gain) Loss	12.4	(31.2)
Benefits Paid	(44.5)	(40.2)
Participant Contributions	24.3	26.7
Obligation, End of Year	$743.3	$709.8
Change in Plan Assets
Fair Value, Beginning of Year	$521.3	$544.2
Actual Return on Plan Assets	48.8	(10.8)
Employer Contribution (a)	31.9	28.1
Benefits Paid	(44.5)	(40.2)
Fair Value, End of Year	$557.5	$521.3
Funded Status, End of Year	$(185.8)	$(188.5)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(1.4)	$(1.3)
Non-Current Liabilities	$(184.4)	$(187.2)

(a)	Includes Participant Contributions noted above.

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist of a net loss of $250.4 million as of December 31, 2016 (net loss of $252.7 million as of December 31, 2015).

Components of Net Periodic Pension Expense
Year Ended December 31	2016	2015	2014
Millions
Service Cost	$8.1	$10.1	$8.3
Interest Cost	33.2	29.9	29.8
Expected Return on Plan Assets	(43.6)	(40.7)	(38.2)
Amortization of Loss	9.5	17.9	14.2
Amortization of Prior Service Cost	—	0.2	0.3
Net Pension Expense	$7.2	$17.4	$14.4

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2016	2015
Millions
Net Loss	$7.2	$20.2
Amortization of Prior Service Cost	—	(0.2)
Amortization of Loss	(9.5)	(17.9)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$(2.3)	$2.1

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2016	2015
Millions
Projected Benefit Obligation	$743.3	$709.8
Accumulated Benefit Obligation	$698.8	$665.0
Fair Value of Plan Assets	$557.5	$521.3

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2016	2015
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$160.2	$170.9
Service Cost	3.9	4.3
Interest Cost	7.4	7.2
Actuarial (Gain) Loss	11.9	(14.4)
Benefits Paid	(13.1)	(10.7)
Participant Contributions	3.1	2.9
Obligation, End of Year	$173.4	$160.2
Change in Plan Assets
Fair Value, Beginning of Year	$153.4	$163.2
Actual Return on Plan Assets	9.6	(3.5)
Employer Contribution	1.3	1.5
Participant Contributions	3.1	2.9
Benefits Paid	(13.1)	(10.7)
Fair Value, End of Year	$154.3	$153.4
Funded Status, End of Year	$(19.1)	$(6.8)

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$1.4	$6.4
Current Liabilities	$(1.1)	$(1.0)
Non-Current Liabilities	$(19.4)	$(12.2)

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the above table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $17.6 million in irrevocable grantor trusts included in Other Investments on the Consolidated Balance Sheet as of December 31, 2016 ($17.4 million as of December 31, 2015).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2016	2015
Millions
Net Loss	$19.8	$6.5
Prior Service Credit	(4.7)	(7.6)
Total Unrecognized Postretirement Health and Life Cost (Credit)	$15.1	$(1.1)

Components of Net Periodic Postretirement Health and Life Expense
Year Ended December 31	2016	2015	2014
Millions
Service Cost	$3.9	$4.3	$3.4
Interest Cost	7.4	7.2	7.3
Expected Return on Plan Assets	(11.2)	(10.9)	(10.3)
Amortization of Loss	0.2	0.4	0.5
Amortization of Prior Service Credit	(2.9)	(3.0)	(2.5)
Net Postretirement Health and Life Credit	$(2.6)	$(2.0)	$(1.6)

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2016	2015
Millions
Net Loss	$13.5	—
Amortization of Prior Service Credit	2.9	$3.0
Amortization of Loss	(0.2)	(0.4)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$16.2	$2.6

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2017	$45.0	$9.3
2018	$45.2	$9.4
2019	$45.4	$9.7
2020	$45.5	$9.9
2021	$45.8	$10.0
Years 2022 – 2026	$231.0	$51.4

The pension and postretirement health and life costs recorded in regulatory long-term assets or liabilities and accumulated other comprehensive income expected to be recognized as a component of net pension and postretirement benefit costs for the year ending December 31, 2017, are as follows:

	Pension	Postretirement Health and Life
Millions
Net Loss	$9.9	$0.3
Prior Service Credit	—	(2.0)
Total Pension and Postretirement Health and Life Cost (Credit)	$9.9	$(1.7)

Assumptions Used to Determine Benefit Obligation
As of December 31	2016	2015
Discount Rate
Pension	4.53%	4.72%
Postretirement Health and Life	4.57%	4.73%
Rate of Compensation Increase	3.70 - 4.30%	3.70 - 4.30%
Health Care Trend Rates
Trend Rate	5.00 - 7.00%	6.50%
Ultimate Trend Rate	4.50%	5.00%
Year Ultimate Trend Rate Effective	2038	2022

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2016	2015	2014
Discount Rate	4.72 - 4.73%	4.30 - 4.33%	4.93 - 4.96%
Expected Long-Term Return on Plan Assets (a)
Pension	8.00%	8.00%	8.00%
Postretirement Health and Life	6.40 - 8.00%	6.40 - 8.00%	6.40 - 8.00%
Rate of Compensation Increase	3.70 - 4.30%	3.70 - 4.30%	3.70 - 4.30%

(a)
The expected long-term rates of return used to determine net periodic benefit expense for 2017 have been reduced to 7.50 percent for pension expense and 6.00 percent to 7.50 percent for postretirement health and life expense.

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

Sensitivity of a One Percent Change in Health Care Trend Rates
	One Percent Increase	One Percent Decrease
Millions
Effect on Total of Postretirement Health and Life Service and Interest Cost	$20.1	$(16.7)
Effect on Postretirement Health and Life Obligation	$1.8	$(1.4)

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2016	2015	2016	2015
Equity Securities	49%	47%	60%	57%
Debt Securities	39%	39%	34%	35%
Private Equity	7%	8%	6%	8%
Real Estate	5%	6%	—	—
	100%	100%	100%	100%

(a)	Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2016 (no shares as of December 31, 2015). On January 17, 2017, we contributed approximately 0.2 million shares of ALLETE common stock to our pension plan, which had an aggregate value of $13.5 million when contributed.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Following are the current targeted allocations as of December 31, 2016:

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

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Pension Fair Value

	Fair Value as of December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	$94.6	—	—	$94.6
U.S. Mid-cap Growth (a)	—	$44.8	—	44.8
U.S. Small-cap (a)	—	45.0	—	45.0
International	46.7	42.3	—	89.0
Debt Securities:
Fixed Income	—	200.1	—	200.1
Cash and Cash Equivalents	17.8	—	—	17.8
Private Equity Funds	—	—	$40.6	40.6
Real Estate	—	—	25.6	25.6
Total Fair Value of Assets	$159.1	$332.2	$66.2	$557.5

(a)
The underlying investments classified under U.S. Equity Securities consist of money market funds (Level 1), mutual funds (Level 1) and actively-managed funds (Level 2), which are combined with futures, and settle daily, to achieve the returns of the U.S. Equity Securities Mid-cap Growth and Small-cap funds. Our exposure with respect to these investments includes both the futures and the underlying investments.

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2015	$43.3	$28.9
Actual Return on Plan Assets	5.0	2.3
Purchases, Sales, and Settlements – Net	(7.7)	(5.6)
Balance as of December 31, 2016	$40.6	$25.6

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Pension Fair Value (Continued)

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

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	$27.9	—	—	$27.9
U.S. Mid-cap Growth (a)	20.7	—	—	20.7
U.S. Small-cap (a)	14.0	—	—	14.0
International	27.9	—	—	27.9
Debt Securities:
Mutual Funds	48.6	—	—	48.6
Fixed Income	—	$4.6	—	4.6
Cash and Cash Equivalents	1.1	—	—	1.1
Private Equity Funds	—	—	$9.5	9.5
Total Fair Value of Assets	$140.2	$4.6	$9.5	$154.3

(a)	The underlying investments classified under U.S. Equity Securities consist of mutual funds (Level 1).

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2015	$12.0
Actual Return on Plan Assets	1.4
Purchases, Sales, and Settlements – Net	(3.9)
Balance as of December 31, 2016	$9.5

	Fair Value as of December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	$28.2	—	—	$28.2
U.S. Mid-cap Growth (a)	19.1	—	—	19.1
U.S. Small-cap (a)	12.1	—	—	12.1
International	26.8	—	—	26.8
Debt Securities:
Mutual Funds	45.2	—	—	45.2
Fixed Income	—	$8.4	—	8.4
Cash and Cash Equivalents	1.6	—	—	1.6
Private Equity Funds	—	—	$12.0	12.0
Total Fair Value of Assets	$133.0	$8.4	$12.0	$153.4

(a)	The underlying investments classified under U.S. Equity Securities consist of mutual funds (Level 1).

ALLETE, Inc. 2016 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Postretirement Health and Life Fair Value (Continued)

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

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. In 1990, the ESOP issued a $75.0 million note (term not to exceed 25 years at 10.25 percent) to use as consideration for 2.8 million shares (1.9 million shares adjusted for stock splits) of our common stock. The note was refinanced in 2006 at 6 percent and subsequently matured in December 2015. The ESOP shares were initially pledged as collateral for the debt. As the debt was repaid, shares were released from collateral and allocated to participants based on the proportion of debt service paid in the year. As shares were released from collateral, we reported compensation expense equal to the current market price of the shares less dividends on allocated shares. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. With the maturity of the note, ESOP employer allocations will be funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. ESOP compensation expense was $9.2 million in 2016 ($9.0 million in 2015; $9.1 million in 2014).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants.

As of December 31	2016	2015	2014
Millions
ESOP Shares
Allocated	1.6	1.8	1.9
Unallocated	—	—	0.3
Total	1.6	1.8	2.2
Fair Value of Unallocated Shares	—	—	$13.2

Stock-Based Compensation. Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 1.0 million shares of common stock reserved for issuance under the Executive Plan, with 0.8 million of these shares available for issuance as of December 31, 2016.

ALLETE, Inc. 2016 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock Based Compensation (Continued)

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

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2016	2015	2014
Millions
Performance Shares	$1.8	$1.8	$1.6
Restricted Stock Units	0.8	0.8	0.7
Total Share-Based Compensation Expense	$2.6	$2.6	$2.3
Income Tax Benefit	$1.1	$1.1	$1.0

ALLETE, Inc. 2016 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock Based Compensation (Continued)

There were no capitalized share-based compensation costs during the years ended December 31, 2016, 2015 or 2014.

As of December 31, 2016, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statements of Income was $2.3 million and $1.0 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.7 years for performance share awards and 1.6 years for restricted stock units.

Non-Qualified Stock Options. The following table presents information regarding our outstanding stock options.

	2016		2015		2014
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1	39,654	$44.39	66,279	$44.39	108,299	$44.10
Granted (a)	—	—	—	—	—	—
Exercised	(35,297)	$44.89	(24,456)	$44.52	(42,020)	$43.65
Forfeited	—	—	(2,169)	$42.93	—	—
Outstanding as of December 31	4,357	$40.29	39,654	$44.39	66,279	$44.39
Exercisable as of December 31	4,357	$40.29	39,654	$44.39	66,279	$44.39

(a)	Stock options have not been granted since 2008. The weighted-average grant-date intrinsic value of options granted in 2008 was $6.18.

Cash received from non-qualified stock options exercised was $1.6 million in 2016. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.5 million during 2016 ($0.2 million in 2015; $0.4 million in 2014).

	Exercise Price
As of December 31, 2016	$39.10	$48.65
Options Outstanding and Exercisable:
Number Outstanding and Exercisable	3,816	541
Weighted Average Remaining Contractual Life (Years)	1.1	0.1
Weighted Average Exercise Price	$39.10	$48.65
Aggregate Intrinsic Value (Millions)	$0.1	—

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	119,540	$52.72	119,635	$48.26	114,765	$47.02
Granted (a)	57,189	$52.43	43,583	$58.95	47,992	$46.47
Awarded	—	—	—	—	(36,515)	$42.01
Unearned Grant Award	(42,126)	$52.70	(36,670)	$45.41	—	—
Forfeited	(7,023)	$53.45	(7,008)	$53.49	(6,607)	$48.29
Non-vested as of December 31	127,580	$52.56	119,540	$52.72	119,635	$48.26
(a)    Shares granted include accrued dividends.

ALLETE, Inc. 2016 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock Based Compensation (Continued)

There were 41,755 performance shares granted in January 2017 for the three-year performance period ending in 2019. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $2.6 million. There were no performance shares awarded in February 2017 for the three-year performance period ending in 2016.

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	57,694	$49.86	53,888	$44.47	55,982	$40.85
Granted (a)	20,351	$50.25	26,702	$54.81	19,645	$48.44
Awarded	(19,661)	$44.33	(19,464)	$41.44	(18,860)	$37.64
Forfeited	(3,656)	$52.87	(3,432)	$51.52	(2,879)	$45.92
Available as of December 31	54,728	$51.79	57,694	$49.86	53,888	$44.47
(a)    Shares granted include accrued dividends.

There were 17,639 restricted stock units granted in January 2017 for the vesting period ending in 2019. The grant date fair value of the restricted stock units granted was $1.1 million. There were 14,794 restricted stock units awarded in February 2017. The grant date fair value of the shares awarded was $0.7 million.

NOTE 17. BUSINESS SEGMENTS

We present three reportable segments: Regulated Operations, ALLETE Clean Energy, and U.S. Water Services. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

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

ALLETE, Inc. 2016 Form 10-K

NOTE 17. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2016	2015	2014
Millions
Operating Revenue
Regulated Operations	$1,000.7	$991.2	$1,003.5

Energy Infrastructure and Related Services
ALLETE Clean Energy (a)	80.5	262.1	33.2
U.S. Water Services	137.5	119.8	—

Corporate and Other	121.0	113.3	100.1
Total Operating Revenue	$1,339.7	$1,486.4	$1,136.8
Net Income (Loss) Attributable to ALLETE
Regulated Operations (b)	$135.5	$131.6	$123.0

Energy Infrastructure and Related Services
ALLETE Clean Energy	13.4	29.9	3.3
U.S. Water Services	1.5	0.9	—

Corporate and Other (b)	4.9	(21.3)	(1.5)
Total Net Income Attributable to ALLETE	$155.3	$141.1	$124.8
Depreciation and Amortization
Regulated Operations	$154.3	$135.1	$118.0

Energy Infrastructure and Related Services
ALLETE Clean Energy	22.3	18.7	10.1
U.S. Water Services	8.9	7.3	—

Corporate and Other	10.3	8.9	7.6
Total Depreciation and Amortization	$195.8	$170.0	$135.7
Operating Expenses – Other (c)
ALLETE Clean Energy	$3.3	—	—
Corporate and Other	(13.6)	$36.3	—
Total Operating Expenses – Other	$(10.3)	$36.3	—
Interest Expense
Regulated Operations (b)	$52.1	$53.9	$49.2

Energy Infrastructure and Related Services
ALLETE Clean Energy	5.8	3.3	0.8
U.S. Water Services	1.7	1.4	—

Corporate and Other (b)	14.5	8.6	7.1

Eliminations (b)	(3.8)	(2.3)	(2.3)
Total Interest Expense	$70.3	$64.9	$54.8
Equity Earnings in ATC
Regulated Operations	$18.5	$16.3	$19.6

(a)	Includes the construction and sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities for $197.7 million in 2015.

(b)	During 2015, an intercompany loan agreement was entered into and interest expense was allocated to certain subsidiaries. The amounts are eliminated in consolidation.

(c)	See Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. 2016 Form 10-K

NOTE 17. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2016	2015	2014
Millions
Income Tax Expense (Benefit)
Regulated Operations	$5.9	$24.4	$39.0

Energy Infrastructure and Related Services
ALLETE Clean Energy	8.1	21.0	2.3
U.S. Water Services	1.4	0.9	—

Corporate and Other	4.4	(21.0)	(4.6)
Total Income Tax Expense	$19.8	$25.3	$36.7

As of December 31	2016	2015
Millions
Assets
Regulated Operations (a)	$3,853.4	$3,853.1

Energy Infrastructure and Related Services
ALLETE Clean Energy (a)	566.0	501.5
U.S. Water Services	264.1	258.3

Corporate and Other	222.9	281.6
Total Assets (a)	$4,906.4	$4,894.5
Capital Expenditures
Regulated Operations	$121.8	$224.4

Energy Infrastructure and Related Services
ALLETE Clean Energy	106.9	8.6
U.S. Water Services	3.7	2.9

Corporate and Other	15.4	15.9
Total Capital Expenditures	$247.8	$251.8

(a)
As a result of revised accounting guidance adopted in the first quarter of 2016, we reclassified unamortized debt issuance costs from Other Non-Current Assets to Long-Term Debt on the Consolidated Balance Sheet. Prior period segment assets have been reclassified to conform to the current presentation. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2016 Form 10-K

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2016
Operating Revenue	$333.8	$314.8	$349.6	$341.5
Operating Income	$66.8	$42.2	$53.4	$61.1
Net Income Attributable to ALLETE	$45.9	$24.8	$40.3	$44.3
Earnings Per Share of Common Stock
Basic	$0.93	$0.50	$0.82	$0.89
Diluted	$0.93	$0.50	$0.81	$0.89
2015
Operating Revenue	$320.0	$323.3	$462.5	$380.6
Operating Income	$56.4	$39.5	$85.2	$29.6
Net Income Attributable to ALLETE	$39.9	$22.5	$60.4	$18.3
Earnings Per Share of Common Stock
Basic	$0.85	$0.46	$1.24	$0.37
Diluted	$0.85	$0.46	$1.23	$0.37

ALLETE, Inc. 2016 Form 10-K

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2014 Trade Accounts Receivable	$1.1	$1.8	—	$1.8	$1.1
Finance Receivables – Long-Term	$0.6	—	—	—	$0.6
2015 Trade Accounts Receivable	$1.1	$1.6	—	$1.7	$1.0
Finance Receivables – Long-Term	$0.6	—	—	—	$0.6
2016 Trade Accounts Receivable	$1.0	$4.1	—	$2.0	$3.1
Finance Receivables – Long-Term	$0.6	—	—	$0.6	—
Deferred Asset Valuation Allowance
2014 Deferred Tax Assets	$8.0	$14.1	—	—	$22.1
2015 Deferred Tax Assets	$22.1	$9.5	—	—	$31.6
2016 Deferred Tax Assets	$31.6	$11.4	—	—	$43.0

(a)	Includes uncollectible accounts written-off.

ALLETE, Inc. 2016 Form 10-K