Form 10-Q
period 2017-03-31
ALLETE INC
filed 2017-05-04
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Common Stock, without par value,
50,883,123 shares outstanding
as of March 31, 2017

ALLETE, Inc. First Quarter 2017 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ERP Iron Ore	ERP Iron Ore, LLC
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
MACT	Maximum Achievable Control Technology
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Mesabi Metallics	Mesabi Metallics Company, LLC (formerly Essar Steel Minnesota, LLC)
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
MPCA	Minnesota Pollution Control Agency

ALLETE, Inc. First Quarter 2017 Form 10-Q

Abbreviation or Acronym	Term
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA/PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs Natural Resources Inc.
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Thomson	Thomson Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation

ALLETE, Inc. First Quarter 2017 Form 10-Q

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

ALLETE, Inc. First Quarter 2017 Form 10-Q

Forward-Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part 1, Item 1A under the heading “Risk Factors” beginning on page 25 of ALLETE’s 2016 Form 10-K. Any forward‑looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.

ALLETE, Inc. First Quarter 2017 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2017	December 31, 2016
Millions
Assets
Current Assets
Cash and Cash Equivalents	$81.8	$27.5
Accounts Receivable (Less Allowance of $2.4 and $3.1)	122.8	122.5
Inventories – Net	110.5	104.2
Prepayments and Other	45.5	40.3
Total Current Assets	360.6	294.5
Property, Plant and Equipment – Net	3,745.3	3,741.2
Regulatory Assets	320.9	330.1
Investment in ATC	140.2	135.6
Other Investments	57.7	55.6
Goodwill and Intangible Assets – Net	212.0	213.4
Other Non-Current Assets	105.2	106.5
Total Assets	$4,941.9	$4,876.9
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$59.2	$74.0
Accrued Taxes	56.1	46.5
Accrued Interest	14.8	17.6
Long-Term Debt Due Within One Year	162.6	187.7
Notes Payable	1.3	—
Other	70.6	73.7
Total Current Liabilities	364.6	399.5
Long-Term Debt	1,370.2	1,370.4
Deferred Income Taxes	568.6	554.6
Regulatory Liabilities	125.0	125.8
Defined Benefit Pension and Other Postretirement Benefit Plans	195.1	210.9
Other Non-Current Liabilities	316.9	322.7
Total Liabilities	2,940.4	2,983.9
Commitments, Guarantees and Contingencies (Note 13)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 50.9 and 49.6 Shares Issued and Outstanding	1,381.2	1,295.3
Accumulated Other Comprehensive Loss	(27.7)	(28.2)
Retained Earnings	648.0	625.9
Total Shareholders’ Equity	2,001.5	1,893.0
Total Liabilities and Shareholders’ Equity	$4,941.9	$4,876.9
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31,
	2017	2016
Millions Except Per Share Amounts
Operating Revenue	$365.6	$333.8
Operating Expenses
Fuel and Purchased Power	93.0	76.9
Transmission Services	16.6	16.8
Cost of Sales	35.2	33.3
Operating and Maintenance	83.3	78.1
Depreciation and Amortization	50.5	48.1
Taxes Other than Income Taxes	14.4	13.8
Total Operating Expenses	293.0	267.0
Operating Income	72.6	66.8
Other Income (Expense)
Interest Expense	(17.2)	(16.9)
Equity Earnings in ATC	6.1	4.8
Other	0.6	1.0
Total Other Expense	(10.5)	(11.1)
Income Before Non-Controlling Interest and Income Taxes	62.1	55.7
Income Tax Expense	13.1	9.3
Net Income	49.0	46.4
Less: Non-Controlling Interest in Subsidiaries	—	0.5
Net Income Attributable to ALLETE	$49.0	$45.9
Average Shares of Common Stock
Basic	50.2	49.2
Diluted	50.4	49.2
Basic Earnings Per Share of Common Stock	$0.97	$0.93
Diluted Earnings Per Share of Common Stock	$0.97	$0.93
Dividends Per Share of Common Stock	$0.535	$0.52
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2017	2016
Millions
Net Income	$49.0	$46.4
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense (Benefit) of $0.3 and $(0.3)	0.3	(0.4)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1 and $0.1	0.2	0.2
Total Other Comprehensive Income (Loss)	0.5	(0.2)
Total Comprehensive Income	49.5	46.2
Less: Non-Controlling Interest in Subsidiaries	—	0.5
Total Comprehensive Income Attributable to ALLETE	$49.5	$45.7
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2017	2016
Millions
Operating Activities
Net Income	$49.0	$46.4
AFUDC – Equity	(0.2)	(0.9)
Income from Equity Investments – Net of Dividends	(1.5)	(2.9)
Change in Fair Value of Contingent Consideration	(0.4)	—
Loss on Sales of Property, Plant and Equipment	0.1	—
Depreciation Expense	49.2	46.8
Amortization of PSAs	(5.9)	(5.6)
Amortization of Other Intangible Assets and Other Assets	2.9	2.3
Deferred Income Tax Expense	13.0	9.2
Share-Based Compensation Expense	0.7	0.6
ESOP Compensation Expense	1.1	—
Defined Benefit Pension and Postretirement Benefit Expense	2.5	1.3
Bad Debt Expense (Recoveries)	(0.4)	0.6
Changes in Operating Assets and Liabilities
Accounts Receivable	0.1	(4.2)
Inventories	(6.3)	1.1
Prepayments and Other	1.8	0.1
Accounts Payable	(11.3)	(4.2)
Other Current Liabilities	(1.0)	0.9
Cash Contributions to Defined Benefit Pension Plans	(1.7)	—
Changes in Regulatory and Other Non-Current Assets	9.6	2.8
Changes in Regulatory and Other Non-Current Liabilities	(2.6)	(1.1)
Cash from Operating Activities	98.7	93.2
Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.3	1.1
Payments for Purchase of Available-for-sale Securities	(0.5)	(0.3)
Investment in ATC	(3.1)	(1.2)
Changes to Other Investments	(1.2)	0.2
Additions to Property, Plant and Equipment	(36.7)	(42.4)
Proceeds from Sale of Property, Plant and Equipment	0.1	—
Cash for Investing Activities	(41.1)	(42.6)
Financing Activities
Proceeds from Issuance of Common Stock	70.6	9.0
Changes in Restricted Cash	(6.9)	(5.8)
Changes in Notes Payable	1.3	(0.9)
Repayments of Long-Term Debt	(26.3)	(26.6)
Acquisition-Related Contingent Consideration Payments	(15.1)	(0.6)
Dividends on Common Stock	(26.9)	(25.7)
Cash for Financing Activities	(3.3)	(50.6)
Change in Cash and Cash Equivalents	54.3	—
Cash and Cash Equivalents at Beginning of Period	27.5	97.0
Cash and Cash Equivalents at End of Period	$81.8	$97.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Total Shareholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock
Millions
Balance as of December 31, 2016	$1,893.0	$625.9	$(28.2)	$1,295.3
Comprehensive Income
Net Income	49.0	49.0	—	—
Other Comprehensive Income – Net of Tax
Unrealized Gain on Securities	0.3	—	0.3	—
Defined Benefit Pension and Other Postretirement Plans	0.2	—	0.2	—
Total Comprehensive Income	49.5
Common Stock Issued	85.9	—	—	85.9
Dividends Declared	(26.9)	(26.9)	—	—
Balance as of March 31, 2017	$2,001.5	$648.0	$(27.7)	$1,381.2
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2016, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2017, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. For further information, refer to the Consolidated Financial Statements and notes included in our 2016 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations and ALLETE Clean Energy segments are carried at an average cost or first-in, first-out basis. Inventories in our U.S. Water Services segment and Corporate and Other operations are carried at an average cost, first-in, first-out or specific identification basis. Fuel for generation is carried at an average cost basis. Certain other inventories, including capital spares, are carried at specific cost.

Inventories – Net	March 31, 2017	December 31, 2016
Millions
Fuel (a)	$48.3	$43.9
Materials and Supplies	49.0	48.7
Raw Materials	2.9	2.9
Work in Progress	1.4	1.0
Finished Goods	9.9	8.6
Reserve for Obsolescence	(1.0)	(0.9)
Total Inventories – Net	$110.5	$104.2

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

Prepayments and Other Current Assets	March 31, 2017	December 31, 2016
Millions
Deferred Fuel Adjustment Clause	$18.4	$18.6
Restricted Cash	9.1	2.2
Other	18.0	19.5
Total Prepayments and Other Current Assets	$45.5	$40.3

Other Non-Current Assets	March 31, 2017	December 31, 2016
Millions
Contract Payment	$28.9	$29.6
Finance Receivable	11.5	11.5
Restricted Cash	8.6	8.6
Other	56.2	56.8
Total Other Non-Current Assets	$105.2	$106.5

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities	March 31, 2017	December 31, 2016
Millions
PSAs	$24.6	$24.6
Contingent Consideration (a)	4.6	—
Other	41.4	49.1
Total Other Current Liabilities	$70.6	$73.7

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 5. Fair Value.)

Other Non-Current Liabilities	March 31, 2017	December 31, 2016
Millions
Asset Retirement Obligation	$157.2	$136.6
PSAs	107.6	113.8
Contingent Consideration (a)	5.4	25.0
Other	46.7	47.3
Total Other Non-Current Liabilities	$316.9	$322.7

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 5. Fair Value.)

Supplemental Statement of Cash Flows Information.

Three Months Ended March 31,	2017	2016
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$18.9	$19.6
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(3.5)	$(25.6)
Capitalized Asset Retirement Costs	$19.3	$3.5
AFUDC–Equity	$0.2	$0.9
ALLETE Common Stock Contributed to the Pension Plan	$13.5	—

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the time of the financial statements issuance.

New Accounting Pronouncements.

Recently Adopted Pronouncements

Simplifying the Measurement of Inventory. In 2015, the FASB issued an accounting standard which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This accounting guidance was adopted in the first quarter of 2017 and did not have a material impact on our Consolidated Financial Statements.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings, thus eliminating the requirement to classify the excess tax benefit and deficiencies as additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance was adopted in the first quarter of 2017. The adoption of this guidance is expected to result in a less than $1 million impact to income tax expense (benefit) annually.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements (Continued)

Clarifying the Definition of a Business. In January 2017, the FASB issued clarifying guidance on the definition of a business and provided additional guidance to assist with evaluating whether transactions are to be accounted for as an acquisition or disposal of a group of assets or a business. The clarifying guidance will also impact other areas including the accounting for goodwill and consolidation. This accounting guidance was adopted in the first quarter of 2017 and did not have an impact on our Consolidated Financial Statements.

Recently Issued Pronouncements

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued updated guidance which simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. The updated guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for the Company beginning in the first quarter of 2020, with early adoption permitted on a prospective basis.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and postretirement benefit costs. Under the new guidance, an entity shall present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period. The guidance also allows only the service cost component of the periodic expense to be eligible for capitalization. The other components of net periodic expense will be presented separately from the line item that includes the service cost and will be excluded from the operating income subtotal. This accounting guidance is effective for the Company beginning in the first quarter of 2018. The adoption of this guidance by the Company is expected to result in higher operating expense and lower operating income. This guidance is not expected to have an impact on net income. We will continue to evaluate the impact of this standard on our Consolidated Financial Statements.

Revenue from Contracts with Customers. In 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company is considering the impact of the new guidance on its ability to recognize revenue from certain contracts where collectibility is in question and bundled sales contracts and contracts with pricing provisions that may require it to recognize revenue at prices other than the contract price (e.g., straight line or estimated future market prices). The guidance is effective for the Company beginning in the first quarter of 2018 with early adoption permitted. The Company will adopt this guidance for our fiscal year beginning January 1, 2018.

Leases. In February 2016, the FASB issued an accounting standard update which revises the existing guidance for leases. Under the revised guidance, lessees will be required to recognize a “right-of-use” asset and a lease liability for all leases with a term greater than 12 months. The new standard also requires additional quantitative and qualitative disclosures by lessees and lessors to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The accounting for leases by lessors and the recognition, measurement and presentation of expenses and cash flows from leases are not expected to significantly change as a result of the updated guidance. The revised guidance is effective for the Company beginning in the first quarter of 2019 with early adoption permitted. We are currently evaluating the impact of the amended lease guidance on our Consolidated Financial Statements.

Financial Instruments. In January 2016, the FASB issued an accounting standard update which requires entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The updated guidance is effective for the Company beginning in the first quarter of 2018. We are currently evaluating the impact that the standard will have on our Consolidated Financial Statements.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements (Continued)

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

Revision of Prior Balance Sheet. During the first quarter of 2017, the Company identified an error related to the deferred income tax treatment associated with its Wholesale and Retail Contra AFUDC Regulatory Liability. The Company evaluated the materiality of the error and concluded it was not material to any previously issued historical financial statements. The Company has revised its historical Consolidated Balance Sheet as of December 31, 2016, by decreasing Regulatory Assets and Deferred Income Taxes by $29.5 million. The correction had no impact on our Consolidated Statement of Income.

NOTE 2. INVESTMENTS

Investments. As of March 31, 2017, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans and other assets consisting primarily of land in Minnesota.

Other Investments	March 31, 2017	December 31, 2016
Millions
ALLETE Properties	$31.6	$31.7
Available-for-sale Securities (a)	19.6	18.8
Cash Equivalents	2.6	1.3
Other	3.9	3.8
Total Other Investments	$57.7	$55.6

(a)
As of March 31, 2017, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $0.2 million, in one year to less than three years was $3.0 million, in three years to less than five years was $5.0 million and in five or more years was $3.9 million.

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to estimated fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairment was recorded for the three months ended March 31, 2017, and 2016.

Available-for-Sale Investments. We account for our available-for-sale portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

Gross realized and unrealized gains and losses on our available-for-sale investments were immaterial for the three months ended March 31, 2017, and 2016.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 3. ACQUISITIONS

The following acquisitions are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its regulated businesses, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three months ended March 31, 2016.

2016 Activity.

Acquisition of Non-Controlling Interest. In April 2016, ALLETE Clean Energy acquired the non-controlling interest in the limited liability company that owns the Condon wind energy facility for $8.0 million. This transaction was accounted for as an equity transaction, and no gain or loss was recognized in net income or other comprehensive income. As a result of the acquisition, the Condon wind energy facility is now a wholly-owned subsidiary of ALLETE Clean Energy.

WEST. In October 2016, U.S. Water Services acquired 100 percent of Water & Energy Systems Technology of Nevada, Inc. (WEST). Total consideration for the transaction was $6.5 million, subject to a working capital adjustment. Consideration of $5.9 million was paid in cash on the acquisition date and a $0.6 million payment is due in April 2018. WEST is an integrated water management company and was acquired to expand U.S. Water Services’ regional footprint in the Southwestern United States.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as shown in the following table. The allocation of the purchase price is subject to judgment and the preliminary estimated fair value of the assets acquired and the liabilities assumed may be adjusted when the valuation analysis is complete in subsequent periods. Preliminary estimates subject to adjustment in subsequent periods relate primarily to working capital; subsequent adjustments could impact the amount of goodwill recorded. Fair value measurements were valued primarily using the discounted cash flow method and replacement cost basis.

Millions
Assets Acquired
Cash and Cash Equivalents	$0.1
Other Current Assets	1.1
Customer Relationships (a)	2.8
Goodwill (a)(b)	3.9
Other Non-Current Assets	0.1
Total Assets Acquired	$8.0
Liabilities Assumed
Current Liabilities	$0.2
Non-Current Liabilities	1.2
Total Liabilities Assumed	$1.4
Net Identifiable Assets Acquired	$6.6

(a)	Presented within Goodwill and Intangible Assets – Net on the Consolidated Balance Sheet. (See Note 4. Goodwill and Intangible Assets.)

(b)	For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

Acquisition-related costs were immaterial, expensed as incurred during 2016 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The aggregate carrying amount of goodwill was $131.2 million as of March 31, 2017, and December 31, 2016. There have been no changes to goodwill by reportable segment for the three months ended March 31, 2017.

Balances of intangible assets, net, excluding goodwill as of March 31, 2017, are as follows:

	December 31, 2016	Amortization	March 31, 2017
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$59.3	$(1.1)	$58.2
Developed Technology and Other (a)	6.3	(0.3)	6.0
Total Definite-Lived Intangible Assets	65.6	(1.4)	64.2
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	n/a	16.6
Total Intangible Assets	$82.2	$(1.4)	$80.8

(a)	Developed Technology and Other includes patents, non-compete agreements and land easements.

Customer relationships have a remaining useful life of approximately 21 years, and developed technology and other have remaining useful lives ranging from approximately 2 years to approximately 12 years (weighted average of approximately 8 years). The weighted average remaining useful life of all definite-lived intangible assets as of March 31, 2017, is approximately 20 years.

Amortization expense of intangible assets was $1.4 million for the three months ended March 31, 2017 ($1.3 million for the three months ended March 31, 2016). Accumulated amortization was $10.7 million as of March 31, 2017 ($9.3 million as of December 31, 2016). The estimated amortization expense for definite‑lived intangible assets for the remainder of 2017 is $4.1 million. Estimated annual amortization expense for definite‑lived intangible assets is $5.1 million in 2018, $4.8 million in 2019, $4.5 million in 2020, $4.4 million in 2021 and $41.3 million thereafter.

NOTE 5. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 9. Fair Value to the Consolidated Financial Statements in our 2016 Form 10-K.

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017, and December 31, 2016. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of March 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.5	—	—	$7.5
Available-for-sale – Corporate and Governmental Debt Securities	—	$12.1	—	12.1
Cash Equivalents	2.6	—	—	2.6
Total Fair Value of Assets	$10.1	$12.1	—	$22.2

Liabilities (b)
Deferred Compensation	—	$17.2	—	$17.2
U.S. Water Services Contingent Consideration	—	—	$10.0	10.0
Total Fair Value of Liabilities	—	$17.2	$10.0	$27.2
Total Net Fair Value of Assets (Liabilities)	$10.1	$(5.1)	$(10.0)	$(5.0)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)
Included in Other Non-Current Liabilities on the Consolidated Balance Sheet with the exception of the current portion of the U.S. Water Services Contingent Consideration which is included in Other Current Liabilities. (See Note 1. Operations and Significant Accounting Policies.)

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

The Level 3 liability in the preceding tables is the result of the 2015 acquisition of U.S. Water Services. Changes in the U.S. Water Services Contingent Consideration can result from changes in discount rates, timing of milestones that trigger payment, and the timing and amount of earnings estimates. The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of March 31, 2017. Management analyzes the fair value of the contingent liability on a quarterly basis and makes adjustments as appropriate.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2016	$25.0
Accretion	0.5
Payments (a)	(15.1)
Changes in Cash Flow Projections (b)	(0.4)
Balance as of March 31, 2017	$10.0

(a)	Payments relate to retirement of U.S. Water Services former employees.

(b)
Changes in cash flow projections reflect the impact of a modification to the shareholder agreement in the first quarter of 2017 which provided participants a one-time election to sell shares at a determined price. Participants representing approximately half of the outstanding contingent consideration shares made the election, which were paid in April 2017, resulting in $4.6 million of the U.S. Water Services Contingent Consideration liability being classified in Other Current Liabilities on the Consolidated Balance Sheet. The remaining liability will be paid through the first quarter of 2019.

For the three months ended March 31, 2017, and the year ended December 31, 2016, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
March 31, 2017	$1,543.4	$1,614.9
December 31, 2016	$1,569.1	$1,653.8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2017, and the year ended December 31, 2016, there were no triggering events or indicators of impairment for these non-financial assets.

NOTE 6. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to our Consolidated Financial Statements in our 2016 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, FERC or PSCW.

2010 Minnesota General Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $24.2 million for the three months ended March 31, 2017 ($25.4 million for the three months ended March 31, 2016).

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing seeks a return on equity of 10.25 percent and a 53.8 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $55 million in additional revenue. In December 2016, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million due to a change in its electric sales forecast. In December 2016 orders, the MPUC accepted the November 2016 filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017.

On February 23, 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an order dated April 13, 2017, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning May 1, 2017. On February 28, 2017, Minnesota Power filed an update to its rate increase request, reducing its requested final retail rate increase from approximately $55 million to approximately $39 million on an annualized basis. As of March 31, 2017, Minnesota Power has not received any indication that a refund of interim rates will be necessary. Management will continue to evaluate the need for a reserve for interim rates as the 2016 general rate case proceeds.

As part of the 2016 Minnesota general rate request and through Minnesota Power’s 2017 remaining life depreciation petition filed on February 1, 2017, Minnesota Power is seeking an extension of the recovery period for Boswell to better reflect recent environmental investments at the facility and mitigate rate increases for our customers. If approved, annual depreciation expense will be reduced by approximately $25 million. If the requested recovery period extension is not approved, we would expect final rates to be increased by a similar amount, subject to regulatory approval. We cannot predict the level of final rates that may be authorized by the MPUC.

Energy-Intensive Trade-Exposed (EITE) Customer Rates. The Minnesota Legislature enacted EITE customer ratemaking law in 2015 which established that it is the energy policy of the state to have competitive rates for certain industries such as mining and forest products. In 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. In a March 2016 order, the MPUC dismissed the petition without prejudice, providing Minnesota Power the option to refile the petition with additional information or file a new petition. In June 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an order dated April 20, 2017. The rate adjustments are revenue and cash flow neutral to Minnesota Power.

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

In 2015, Minnesota Power amended its formula-based wholesale electric sales contract with the Nashwauk Public Utilities Commission, extending the term through June 30, 2028. No termination notice may be given for this contract prior to June 30, 2025. The electric service agreements with SWL&P and another municipal customer are effective through January 31, 2020 and June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice may be given prior to April 30, 2017. The other municipal customer provided termination notice for its contract in June 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

In 2015, Minnesota Power amended its wholesale electric contracts with 14 municipal customers, extending the contract terms through December 31, 2024. No termination notices may be given prior to December 31, 2021. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will not increase by more than two percent or decrease by more than one percent from the previous year’s capacity charge and will be determined using a cost-based formula methodology. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In a February 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. As a result of the MPUC approval of the certificate of need for the GNTL in 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power is funding the construction of the GNTL with Manitoba Hydro (see Great Northern Transmission Line), and anticipates including its portion of the investments and expenditures for the GNTL in future transmission cost recovery filings.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for investments and expenditures related to Bison and the restoration and repair of Thomson. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC in a December 2016 order, which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. The approval is on a provisional basis pending the outcome of Minnesota Power’s 2016 general rate case. (See 2016 Minnesota General Rate Case.)

In a November 2016 order, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power recorded a regulatory liability and a reduction in operating revenue of $15.0 million in 2016. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an $8.8 million charge to net income for the year ended December 31, 2016. In December 2016, Minnesota Power submitted a request for reconsideration with the MPUC. In an order dated February 14, 2017, the MPUC decided to reconsider its November 2016 order and requested comments by June 30, 2017.

Prior to the November 2016 MPUC order, Minnesota Power accounted for North Dakota investment tax credits based on the long‑standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power had recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries were included in the ALLETE consolidated group.

Minnesota Power also has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. (See Minnesota Solar Energy Standard.) Currently, there is no approved customer billing rate for solar costs.

Environmental Improvement Rider. Minnesota Power has an approved environmental improvement rider in place for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Updated customer billing rates for the environmental improvement rider were approved by the MPUC in a December 2016 order; however, in an order dated March 22, 2017, the MPUC approved a request by Minnesota Power to delay implementation of the updated rates until resolution of its 2016 general rate case. (See 2016 Minnesota General Rate Case.)

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2012 PSCW retail rate order that allows for a 10.9 percent return on common equity. In June 2016, SWL&P filed a rate increase request with the PSCW requesting an average increase of 3.1 percent for retail customers (3.5 percent increase in electric rates; 1.3 percent decrease in natural gas rates; and 7.8 percent increase in water rates). The filing seeks an overall return on equity of 10.9 percent and a 55 percent equity ratio. On an annualized basis, the requested rate increase would generate approximately $2.7 million in additional revenue. The Company anticipates new rates will take effect in mid-2017. We cannot predict the level of rates that may be approved by the PSCW.

Integrated Resource Plan. In 2015, Minnesota Power filed its 2015 IRP with the MPUC which included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. The 2015 IRP also contained the next steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 which occurred in September 2016, the ceasing of coal-fired operations at Taconite Harbor in 2020, and the addition of between 200 MW and 300 MW of natural gas-fired generation in the next decade.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Integrated Resource Plan (Continued)

In a July 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepts Minnesota Power’s plans for Taconite Harbor, directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, requires an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and requires Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. In October 2016, Minnesota Power announced Boswell Units 1 and 2 will be retired in 2018 as the latest step in its EnergyForward strategic plan. Minnesota Power’s next IRP must be filed by February 1, 2018.

Great Northern Transmission Line. Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range. In 2015, a certificate of need was approved by the MPUC. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Transmission Cost Recovery Rider.) In 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $56.8 million have been incurred through March 31, 2017, of which $29.6 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014.

MISO Return on Equity Complaints. In 2013, several customer groups located within the MISO service area filed complaints with the FERC requesting, among other things, a reduction in the base return on equity used by MISO transmission owners, including ALLETE and ATC, to 9.15 percent. In 2015, a federal administrative law judge ruled on the complaint proposing a reduction in the base return on equity to 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization. In September 2016, the FERC issued an order affirming the administrative law judge’s recommendation.

In 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. In June 2016, a federal administrative law judge ruled on the additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. The final decision from the FERC is not expected to have a material impact on our Consolidated Financial Statements.

Minnesota Solar Energy Standard. In 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kW or less. Minnesota Power has two completed solar projects and another solar project is under development. In 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In a February 2016 order, the MPUC approved Camp Ripley as eligible to meet the solar energy standard and for current cost recovery, which was subsequently finalized by the MPUC in a December 2016 order. Camp Ripley was completed in the fourth quarter of 2016. In 2015, Minnesota Power filed for MPUC approval of a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. In a July 2016 order, the MPUC approved the community solar garden project and cost recovery, subject to certain compliance requirements. Minnesota Power believes these projects will meet approximately one-third of the overall mandate. Additionally, in an order dated February 10, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. This proposal to incentivize customer-sited solar installations is expected to meet a portion of the required mandate related to solar photovoltaic devices with a nameplate capacity of 20 kW or less.

ALLETE, Inc. First Quarter 2017 Form 10-Q

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

Regulatory Assets and Liabilities	March 31, 2017	December 31, 2016
Millions
Current Regulatory Assets
Deferred Fuel Adjustment Clause	$18.4	$18.6
Total Current Regulatory Assets	18.4	18.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	224.1	226.1
Income Taxes (a)	34.6	33.8
Asset Retirement Obligations	27.1	26.0
Cost Recovery Riders	20.1	30.5
PPACA Income Tax Deferral	5.0	5.0
Other	10.0	8.7
Total Non-Current Regulatory Assets	320.9	330.1
Total Regulatory Assets	$339.3	$348.7

Non-Current Regulatory Liabilities
Wholesale and Retail Contra AFUDC	$56.8	$56.8
North Dakota Investment Tax Credits	27.4	28.2
Income Taxes	19.2	19.1
Plant Removal Obligations	18.9	19.1
Other	2.7	2.6
Total Non-Current Regulatory Liabilities	$125.0	$125.8

(a)	See Note 1. Operations and Significant Accounting Policies – Revision of Prior Balance Sheet.

NOTE 7. INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of March 31, 2017, our equity investment in ATC was $140.2 million ($135.6 million at December 31, 2016). In the first three months of 2017, we invested $3.1 million in ATC, and on April 28, 2017, we invested an additional $1.9 million. We expect to make additional investments of approximately $5.9 million in 2017.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2016	$135.6
Cash Investments	3.1
Equity in ATC Earnings	6.1
Distributed ATC Earnings	(4.6)
Equity Investment Balance as of March 31, 2017	$140.2

In September 2016, the FERC issued an order reducing ATC’s authorized return on equity to 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization. Prior to this order, ATC had been allowed a return on equity of 12.2 percent which had been impacted by reductions for estimated refunds related to complaints filed with the FERC by several customers located within the MISO service area.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 7. INVESTMENT IN ATC (Continued)

In June 2016, a federal administrative law judge ruled on an additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. (See Note 6. Regulatory Matters.) We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million after-tax.

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

The following tables present ALLETE’s short-term and long-term debt as of March 31, 2017 and December 31, 2016:

March 31, 2017	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt (a)	$164.5	$(0.6)	$163.9
Long-Term Debt	1,380.2	(10.0)	1,370.2
Total Debt	$1,544.7	$(10.6)	$1,534.1

(a)	Consists of long-term debt due within one year and notes payable.

December 31, 2016	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt (a)	$188.3	$(0.6)	$187.7
Long-Term Debt	1,380.8	(10.4)	1,370.4
Total Debt	$1,569.1	$(11.0)	$1,558.1

(a)	Consisted of long-term debt due within one year.

No long-term debt was issued in the first three months of 2017.

In December 2016, ALLETE entered into an agreement to sell $80 million of the Company's senior unsecured notes (the Notes) to certain institutional buyers in the private placement market. The Notes will be sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. The Notes will be issued on or about June 1, 2017, carry an interest rate of 3.11 percent and mature on June 1, 2027.

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

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2017, our ratio was approximately 0.43 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of March 31, 2017, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 9. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2017	2016
Millions
Current Tax Expense (a)
Federal	—	—
State	$0.1	$0.1
Total Current Tax Expense	$0.1	$0.1
Deferred Tax Expense
Federal	$7.3	$4.6
State	5.9	4.8
Investment Tax Credit Amortization	(0.2)	(0.2)
Total Deferred Tax Expense	$13.0	$9.2
Total Income Tax Expense	$13.1	$9.3

(a)
For the three months ended March 31, 2017, and 2016, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31,
Rate to Total Income Tax Expense	2017	2016
Millions
Income Before Non-Controlling Interest and Income Taxes	$62.1	$55.7
Statutory Federal Income Tax Rate	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	$21.7	$19.5
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	3.9	3.2
Production Tax Credits	(13.0)	(13.9)
Regulatory Differences for Utility Plant	0.1	(0.1)
Other	0.4	0.6
Total Income Tax Expense	$13.1	$9.3

For the three months ended March 31, 2017, the effective tax rate was 21.1 percent (16.7 percent for the three months ended March 31, 2016).

Uncertain Tax Positions. As of March 31, 2017, we had gross unrecognized tax benefits of $2.0 million ($2.0 million as of December 31, 2016). Of the total gross unrecognized tax benefits, $0.7 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2013, or state examination for years before 2012.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss. Comprehensive income (loss) is the change in shareholders’ equity during a period from transactions and events from non-owner sources, including net income. The amounts recorded to accumulated other comprehensive loss include unrealized gains and losses on available-for-sale securities, and defined benefit pension and other postretirement items, consisting of deferred actuarial gains or losses and prior service costs or credits.

For the three months ended March 31, 2017, and 2016, reclassifications out of accumulated other comprehensive loss for the Company were not material. Changes in accumulated other comprehensive loss for the three months ended March 31, 2017, are presented on the Consolidated Statement of Shareholders’ Equity.

NOTE 11. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan. For the three months ended March 31, 2017, and 2016, no options to purchase shares of ALLETE common stock were excluded from the computation of diluted earnings per share.

		2017			2016
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Three Months Ended March 31,
Net Income Attributable to ALLETE	$49.0		$49.0	$45.9		$45.9
Average Common Shares	50.2	0.2	50.4	49.2	—	49.2
Earnings Per Share	$0.97		$0.97	$0.93		$0.93

Contributions to Pension. For the three months ended March 31, 2017, we contributed 0.2 million shares of ALLETE common stock to our defined benefit pension plan, which had an aggregate value of $13.5 million when contributed (no shares were contributed to the defined benefit pension plan for the three months ended March 31, 2016). These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Expense (Income)	2017	2016	2017	2016
Millions
Three Months Ended March 31,
Service Cost	$2.5	$2.0	$1.1	$1.0
Interest Cost	8.1	8.1	1.9	1.9
Expected Return on Plan Assets	(10.6)	(10.6)	(2.6)	(2.8)
Amortization of Prior Service Credits	—	—	(0.5)	(0.7)
Amortization of Net Loss	2.5	2.4	0.1	—
Net Periodic Benefit Expense (Income)	$2.5	$1.9	—	$(0.6)

Employer Contributions. For the three months ended March 31, 2017, we contributed $1.7 million in cash and $13.5 million in ALLETE common stock to the defined benefit pension plan (none for the three months ended March 31, 2016); we do not expect to make additional contributions to our defined benefit pension plan in 2017. For the three months ended March 31, 2017, and 2016, we made no contributions to our other postretirement benefit plan; we do not expect to make any contributions to our other postretirement benefit plan in 2017.

ALLETE, Inc. First Quarter 2017 Form 10-Q

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

Our PPAs are summarized in Note 11. Commitments, Guarantees and Contingencies to our Consolidated Financial Statements in our 2016 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal-fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA. (See Minnkota Power PSA.) Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of March 31, 2017, Square Butte had total debt outstanding of $313.7 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2017, was $20.3 million ($18.5 million for the three months ended March 31, 2016). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.3 million ($2.4 million for the same period in 2016). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2017 and in 2016.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2017 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2019. The minimum annual payment obligation under these supply and transportation agreements is $20.7 million for the remainder of 2017, $27.0 million in 2018, $1.8 million in 2019 and none thereafter. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Leasing Agreements. BNI Energy is obligated to make lease payments for a dragline totaling $2.8 million annually during the lease term, which expires in 2027. BNI Energy has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We also lease other properties and equipment under operating lease agreements with terms expiring through 2023. The aggregate amount of minimum lease payments for all operating leases is $10.3 million for the remainder of 2017, $12.0 million in 2018, $10.7 million in 2019, $7.5 million in 2020, $5.9 million in 2021 and $18.3 million thereafter.

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

Great Northern Transmission Line. As a condition of the 250-MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power and Manitoba Hydro proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

In 2015, a certificate of need was approved by the MPUC. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) In 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $56.8 million have been incurred through March 31, 2017, of which $29.6 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014.

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

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

New Source Review (NSR). In 2008, Minnesota Power received a Notice of Violation (NOV) from the EPA asserting violations of the NSR requirements of the Clean Air Act at Boswell and Laskin Unit 2 between the years of 1981 and 2001. Minnesota Power received an additional NOV in 2011 alleging that two projects undertaken at Rapids Energy Center in 2004 and 2005 should have been reviewed under the NSR requirements and that the Rapids Energy Center’s Title V permit was violated. Minnesota Power reached a settlement with the EPA regarding these NOVs and entered into a Consent Decree which was approved by the U.S. District Court for the District of Minnesota in 2014. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofits or retirements at certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. In October 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as the latest step in its EnergyForward strategic plan. We believe that costs to retire will be eligible for recovery in rates over time, subject to regulatory approval in a rate proceeding.

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

Minnesota Power’s generation levels and emission rates in 2015 and 2016 were below its allowances. Allowances for 2017 and 2018 were distributed in June 2016. Based on our review of the NOx and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in compliance with the CSAPR.

Mercury and Air Toxics Standards (MATS) Rule (formerly known as the Electric Generating Unit Maximum Achievable Control Technology (MACT) Rule). Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The EPA published the final MATS rule in the Federal Register in 2012, addressing such emissions from coal-fired utility units greater than 25 MW. There are currently 187 listed HAPs that the EPA is required to evaluate for establishment of MACT standards. In the final MATS rule, the EPA established categories of HAPs, including mercury, trace metals other than mercury, acid gases, dioxin/furans and organics other than dioxin/furans. The EPA also established emission limits for the first three categories of HAPs and work practice standards for the remaining categories. Affected sources were required to be in compliance with the rule by April 2015. States had the authority to grant sources a one-year extension. The MPCA approved Minnesota Power’s request for an extension of the date of compliance for the Boswell Unit 4 environmental upgrade to April 2016. Construction on the project to implement the Boswell Unit 4 mercury emissions reduction plan was completed in 2015. Boswell Unit 3 is also subject to the MATS rule; however, investments and compliance work completed at Boswell Unit 3, including emission reduction investments completed in 2009, meet the requirements of the MATS rule. The conversion of Laskin Units 1 and 2 to natural gas in 2015 positioned those units for MATS compliance.

In 2015, the U.S. Supreme Court reversed and remanded an earlier U.S. Court of Appeals for the D.C. Circuit decision on the MATS rule. The U.S. Supreme Court ruled that it was unreasonable for the EPA to deem cost of compliance irrelevant in determining that regulation of emissions of hazardous air pollutants from power plants was “appropriate and necessary” under Section 112 of the Clean Air Act. The MATS rule remains in effect until the U.S. Court of Appeals for the D.C. Circuit acts on the remand. In 2015, the U.S. Court of Appeals for the D.C. Circuit rejected a motion by utilities and states to vacate the MATS rule, instead ordering the rule to remain in effect while the EPA completes its review. In April 2016, the EPA announced its determination that the MATS rule is appropriate and necessary, even after considering cost of compliance. The outcome of these proceedings is not expected to have a material impact on Minnesota Power generation due to emission reduction obligations under the Minnesota Mercury Emissions Reduction Act and the Consent Decree. (See New Source Review.)

Minnesota Mercury Emissions Reduction Act/Rule. In order to comply with the Minnesota Mercury Emissions Reduction Act, which was incorporated into rules promulgated by the MPCA in September 2014, Minnesota Power was required to implement a mercury emissions reduction project for Boswell Unit 4 by December 31, 2018. The Boswell Unit 4 environmental upgrade discussed above (see Mercury and Air Toxics Standards (MATS) Rule) fulfills the requirements of the Minnesota Mercury Emissions Reduction Act.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2012. Major existing sources had until January 2016, to achieve compliance with the final rule and July 2016, to perform initial compliance demonstrations. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule and are currently in compliance. Compliance consisted largely of adjustments to our operating practices; therefore, the costs for complying with the final rule were not material.

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

Ozone NAAQS. The EPA has proposed more stringent control related to emissions that result in ground level ozone. In 2010, the EPA proposed to revise the 2008 eight-hour ozone standard of 75 parts per billion (ppb) and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. In 2015, the EPA published the final rule in the Federal Register revising the eight-hour ozone standard to 70 ppb with a secondary standard also set at 70 ppb. All areas of Minnesota currently meet the new standard based on the most recent available ambient monitoring data; however, some areas in the metropolitan Twin Cities and southwest portion of the state are close to exceeding the standard. As a result, voluntary efforts to reduce ozone continue in the state. No additional costs for compliance are anticipated at this time.

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

Under the final rule, states will be responsible for additional PM2.5 monitoring, which will likely be accomplished by relocating or repurposing existing monitors. The EPA asked states to submit attainment designations by 2013, based on already available monitoring data, and issued designations of the 2012 revised primary annual fine particulate attainment status in 2014. The EPA designated the entire state of Minnesota as unclassifiable/attainment; however, Minnesota sources may ultimately be required to reduce their emissions to assist with attainment in neighboring states. In September 2016, environmental groups filed a lawsuit against the EPA in the United States District Court for the Northern District of California alleging the EPA had failed to fully implement the PM2.5 standards in 24 states, including Minnesota, by not enforcing states’ submittals of required infrastructure SIPs for the 2012 PM2.5 NAAQS. The outcome of this litigation is uncertain, and as such, any costs for complying with the final Particulate Matter NAAQS cannot be estimated at this time.

SO2 and NO2 NAAQS. During 2010, the EPA finalized one-hour NAAQS for SO2 and NO2. Ambient monitoring data indicates that Minnesota is likely in compliance with these standards; however, the one-hour SO2 NAAQS also requires the EPA to evaluate additional modeling and monitoring considerations to determine attainment. In 2012, the MPCA notified Minnesota Power that modeling had been suspended as a result of the EPA’s announcement that the SIP submittals would not require modeling demonstrations for states, such as Minnesota, where ambient monitors indicate compliance with the standard. The EPA notified states that their infrastructure SIPs for maintaining attainment of the standard were required to be submitted to the EPA for approval by 2013; however, the State of Minnesota delayed completing the documents pending EPA guidance to states for preparing the SIP submittal.

In 2013, the EPA provided guidance to states regarding implementation of the one-hour NO2 NAAQS and in 2014, as clarified in 2015, the MPCA submitted a SIP revision to the EPA addressing the infrastructure requirements of Sections 110(a)(1) and 110(a)(2) of the Clean Air Act in regards to the one-hour NO2 and SO2 NAAQS, among other standards. The SIP stated that since the EPA determined in 2012 that no area in the country is in violation of the one-hour NO2 NAAQS, there are no nonattainment areas in the country for this pollutant, and therefore Minnesota’s NO2 emissions cannot be significantly contributing to nonattainment in any other state. In 2015, the EPA published in the Federal Register an approval and partial disapproval of the 2014 SIP revision. According to the MPCA, the partial disapproval is regarding state delegation of a program unrelated to the one-hour NAAQS for SO2 and NO2, and is not expected to require further action. As such, additional compliance costs for the one-hour NO2 NAAQS are not expected at this time.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The rule sets emissions thresholds and exemptions for facilities that trigger modeling requirements. In January 2016, the MPCA informed the EPA of the Minnesota sources subject to the rule, confirming that Boswell and Taconite Harbor are the only Minnesota Power generating facilities subject to the DRR. The MPCA was required to notify the EPA as to how each source will evaluate air quality by July 2016. Compliance options include ambient monitoring, modeling existing enforceable emission limits, or modeling actual emissions. The MPCA initially informed Minnesota Power that compliant SO2 modeling recently completed at these facilities would satisfy the DRR obligations and no further modeling would be required; however, the DRR also requires facilities have federally-enforceable permit limits at which the one-hour SO2 NAAQS compliance was modeled by January 13, 2017. Taconite Harbor was issued an amended air permit in September 2016, containing the new modeling limits at that facility. The MPCA did not meet the January 13, 2017, deadline to amend the Boswell permit. The MPCA is in discussions with the EPA on alternate compliance pathways to use existing completed modeling at current limits. Compliance costs for the one-hour SO2 NAAQS are not expected to be material.

Class I Air Quality Petitions and Requests. In 2014, the Fond du Lac Band of Lake Superior Chippewa (Fond du Lac Band) announced its intent to petition the EPA to redesignate its reservation air shed from Class II to Class I air quality pursuant to Section 164(c) of the Clean Air Act. The Fond du Lac Band does not currently possess authority to directly regulate air quality. Class I air shed status, if granted, would allow the Fond du Lac Band to impose more stringent Clean Air Act protections within the boundaries of the Fond du Lac reservation, including the reservation air shed, near Cloquet, Minnesota. Five other reservations across the U.S. have received Class I status. A public hearing was held by the Fond du Lac Band and the public comment period on the petition expired in 2014. After the Fond du Lac Band prepares responses to the comments, it is anticipated to make a formal submittal request to the EPA.

In 2013, the Bad River Band of Lake Superior Chippewa (Bad River Band) announced its intent to petition the EPA to redesignate its reservation air shed from Class II to Class I air quality pursuant to Section 164(c) of the Clean Air Act. The Class I analysis report was issued by the Bad River Band and was followed by public hearings and public comment period ending in 2015. After the Bad River Band prepares responses to the comments, it is also anticipated to make a formal submittal request to the EPA.

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

Climate Action Plan. In 2015, the Federal government announced an updated Climate Action Plan (CAP) that calls for implementation of measures that reduce GHG emissions in the U.S., emphasizing means such as expanded deployment of renewable energy resources, energy and resource conservation, energy efficiency improvements and a shift to fuel sources that have lower emissions. Certain portions of the CAP directly address electric utility GHG emissions. On March 28, 2017, President Trump signed an Executive Order titled Promoting Energy Independence and Economic Growth that rescinds the Climate Action Plan.

EPA Regulation of GHG Emissions. In 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). The Tailoring Rule establishes permitting thresholds required to address GHG emissions for new facilities, existing facilities that undergo major modifications and other facilities characterized as major sources under the Clean Air Act’s Title V program. For our existing facilities, the rule does not require amending our existing Title V operating permits to include GHG requirements. However, GHG requirements may be added to our existing Title V operating permits by the MPCA as these permits are renewed or amended.

ALLETE, Inc. First Quarter 2017 Form 10-Q

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

In October 2016, the EPA published a proposed rule in the Federal Register to revise its PSD and Title V regulatory provisions concerning GHG emissions. In this proposed rule, the EPA proposes to amend its regulations to clarify that a source’s obligation to obtain a PSD or Title V permit is triggered only by non-GHG pollutants. If the PSD or Title V permitting requirements are triggered by non-GHG, NSR pollutants, then these programs will also apply to the source’s GHG emissions. The proposed rule, as currently written, is not expected to have a material impact on the Title V permitting for current operations. It is uncertain as to how the Title V permitting requirements will be affected by the March 28, 2017, Executive Order titled Promoting Energy Independence and Economic Growth.

In 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”, also referred to as the Clean Power Plan (CPP). The EPA issued the final CPP in 2015, together with a proposed federal implementation plan and a model rule for emissions trading. Petitions for review of the rule were filed with the U.S. Court of Appeals for the District of Columbia Circuit. In February 2016, the U.S. Supreme Court issued an order staying the effectiveness of the rule until after the appellate court process is complete. In September 2016, the U.S. Court of Appeals for the District of Columbia heard oral arguments and is currently deliberating. The EPA is precluded from enforcing the CPP while the U.S. Supreme Court stay is in force; however, the MPCA has been holding a series of meetings on the CPP for educational and planning purposes in the interim. Minnesota Power has been actively involved in these MPCA meetings, and is closely monitoring the appeals process.

If upheld, the CPP would establish uniform CO2 emission performance rates for existing fossil fuel-fired and natural gas-fired combined cycle generating units, setting state-specific goals for CO2 emissions from the power sector. State goals were determined based on CPP source-specific performance emission rates and each state’s mix of power plants. The EPA maintains such goals are achievable if a state undertakes a combination of measures across its power sector that constitutes the EPA’s guideline for a Best System of Emission Reductions (BSER). BSER is comprised of three building blocks: 1) improved fossil fuel power plant efficiency, 2) increased reliance on low-emitting power sources by generating more electricity from existing natural gas combined cycle units, and 3) building more zero- and low-emitting power sources, including renewable energy. States may also choose to include avoided CO2 emissions from customer energy efficiency measures for credit towards meeting state goals. The regulatory review initiated by the March 28, 2017, Executive Order titled Promoting Energy Independence and Economic Growth is directed to include Section 111(b) and 111(d) CPP provisions. In addition, the EPA has filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit to hold CPP-related litigation in abeyance while the EPA is reviewing the rule. Minnesota Power is monitoring developments with respect to the CPP rule and related matters.

State goals under the CPP are expressed as both mass-based and rate-based, and include interim goals to be met over the years 2022 through 2029, as well as a final goal to be met in 2030 and thereafter. Under the original schedule for the CPP, each state would have been required to develop a SIP by September 2016, or by September 6, 2018, if granted an extension. Due to the U.S. Supreme Court order staying the effectiveness of the CPP, those SIP submittal dates are not currently in effect. If the CPP is upheld at the completion of the appellate court process, all of the CPP regulatory deadlines are expected to be reset based on the length of time that the appeals process takes.

ALLETE, Inc. First Quarter 2017 Form 10-Q

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

Clean Water Act - Aquatic Organisms. In 2011, the EPA announced proposed regulations under Section 316(b) of the Clean Water Act that set standards applicable to cooling water intake structures for the protection of aquatic organisms. The proposed regulations would require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes, and have a design intake flow of greater than 2 million gallons per day, to limit the number of aquatic organisms that are impacted by the facility’s intake structure or cooling system. The Section 316(b) rule was effective in 2014. The Section 316(b) standards will be implemented through NPDES permits issued to the covered facilities with compliance timing dependent on individual NPDES renewal schedules. No NPDES permits for Minnesota Power generating facilities have been re-issued containing Section 316(b) requirements since the final rule was published, so at this time we are unable to determine the final cost of compliance. Should the MPCA require significant modifications to Minnesota Power’s intake structures, a preliminary assessment indicates costs of compliance up to $15 million over the next 5 years. Minnesota Power would seek recovery of any additional costs through a general rate case.

Steam Electric Power Generating Effluent Guidelines. In 2015, the EPA issued revised federal effluent limit guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It sets effluent limits and prescribes BACT for several wastewater streams, including flue gas desulphurization (FGD) water and coal combustion landfill leachate. The ELG rule also prohibits the discharge of bottom and fly ash contact waters. Compliance with the final rule is required between November 1, 2018, and December 31, 2023.

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

On April 12, 2017, the EPA announced that it would reconsider the final ELG rule and administratively stay the compliance dates set forth in the rule. The EPA has received seven petitions for review of the ELG rule, which were consolidated in the U.S. Court of Appeals for the Fifth Circuit in late 2015. The EPA has indicated they will also file a motion requesting that court to hold litigation challenging the ELG rule in abeyance while the EPA reconsiders the rule. All pending deadlines under the ELG rule will be stayed while the EPA re-examines it. Under the ELG rule schedule, required compliance activity deadlines could have been in place as soon as November 1, 2018. These deadlines could have included prescriptive wastewater treatment technology installation, as well as a ban on bottom ash contact water discharges. If the EPA’s reconsideration results in the rule being revised or rescinded, the authority to regulate bottom ash transport water and FGD wastewater would fall under existing Effluent Guidelines Limits and state resource agency purview.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

Coal Ash Management Facilities. Minnesota Power disposes or stores coal ash at four of its electric generating facilities by the following methods; storing ash in lined onsite impoundments (ash ponds), disposing of dry ash in a lined dry ash landfill which has been idled and has a temporary landfill cover in place, applying ash to land as an approved beneficial use or trucking ash to state permitted landfills.

The EPA issued the final CCR rule in 2014 under Subtitle D (non-hazardous) of RCRA and it was published in the Federal Register in 2015. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 10 years and be between approximately $65 million and $100 million. Recently, the EPA has indicated to Minnesota Power that the Taconite Harbor landfill is a CCR unit, based on EPA’s interpretation of the CCR rule language. Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. Compliance costs, if any for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of any additional costs through a general rate case.

Other Environmental Matters. In November 2016, U.S. Water Services received notice from the EPA regarding potential violations under the Federal Insecticide, Fungicide and Rodenticide Act for the sale of certain chemicals without registration or that were misbranded. The potential violations primarily related to sales in 2013 by a U.S. Water Services subsidiary which occurred prior to U.S. Water Services’ acquisition of that subsidiary. In the first quarter of 2017, U.S. Water Services reached a settlement with the EPA and entered into a consent agreement which provides for the payment of approximately $0.2 million to resolve this matter.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2018 and 2032. As of March 31, 2017, ALLETE Clean Energy has $14.6 million outstanding in standby letters of credit.

U.S. Water Services. As of March 31, 2017, U.S. Water Services has $0.8 million outstanding in standby letters of credit.

BNI Energy. As of March 31, 2017, BNI Energy had surety bonds outstanding of $49.9 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. In addition to the surety bonds, BNI Energy has secured a letter of credit for an additional $0.6 million to provide for BNI Energy’s total reclamation liability, which is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of March 31, 2017, ALLETE Properties, through its subsidiaries, had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $5.4 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Community Development District Obligations. At March 31, 2017, we owned 71 percent of the assessable land in the Town Center District (72 percent at December 31, 2016) and 89 percent of the assessable land in the Palm Coast Park District (92 percent at December 31, 2016). At these ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $2.1 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. U.S. Water Services is our integrated water management company. The ALLETE Clean Energy and U.S. Water Services reportable segments comprise our Energy Infrastructure and Related Services businesses. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 5,000 acres of land in Minnesota, and earnings on cash and investments.

	Three Months Ended
	March 31,
	2017	2016
Millions
Operating Revenue
Regulated Operations	$281.6	$252.3

Energy Infrastructure and Related Services
ALLETE Clean Energy	23.7	23.6
U.S. Water Services	32.1	32.4

Corporate and Other	28.2	25.5
Total Operating Revenue	$365.6	$333.8
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$43.5	$42.4

Energy Infrastructure and Related Services
ALLETE Clean Energy	6.7	6.1
U.S. Water Services	(0.3)	(0.5)

Corporate and Other	(0.9)	(2.1)
Total Net Income Attributable to ALLETE	$49.0	$45.9

ALLETE, Inc. First Quarter 2017 Form 10-Q

NOTE 14. BUSINESS SEGMENTS (Continued)

	March 31, 2017	December 31, 2016
Millions
Assets
Regulated Operations	$3,828.2	$3,823.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	571.7	566.0
U.S. Water Services	265.1	264.1

Corporate and Other	276.9	222.9
Total Assets	$4,941.9	$4,876.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2016 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q and our 2016 Form 10-K under the headings: “Forward-Looking Statements” located on page 6 and “Risk Factors” located in Part I, Item 1A, beginning on page 25 of our 2016 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2016 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 6. Regulatory Matters.)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is from PSAs under various durations. In addition, ALLETE Clean Energy constructed and sold a 107 MW wind energy facility in 2015. On January 3, 2017, ALLETE Clean Energy announced that it will develop another wind energy facility of up to 50 MW after securing a 25-year PSA with Montana-Dakota Utilities. The PSA includes an option for Montana-Dakota Utilities to purchase the facility upon completion; construction is expected to begin in 2018. On March 16, 2017, ALLETE Clean Energy announced it will build, own and operate a separate 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to begin in late 2018 and is subject to regulatory approvals.

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

ALLETE, Inc. First Quarter 2017 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2017, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2017, to the three months ended March 31, 2016.

Net income attributable to ALLETE for the three months ended March 31, 2017, was $49.0 million, or $0.97 per diluted share, compared to $45.9 million, or $0.93 per diluted share, for the same period in 2016. Earnings per share dilution was $0.02 due to additional shares of common stock outstanding as of March 31, 2017.

Regulated Operations net income attributable to ALLETE was $43.5 million for the three months ended March 31, 2017, compared to $42.4 million for the same period in 2016. Net income increased primarily due to higher net income at Minnesota Power resulting from the implementation of interim retail rates on January 1, 2017, and higher kWh sales primarily due to increased industrial sales. These increases were mostly offset by higher operating and maintenance, depreciation, property tax, and interest expenses. Our equity earnings in ATC for the three months ended March 31, 2017, increased $0.7 million after-tax reflecting a higher investment balance and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints.

ALLETE Clean Energy net income attributable to ALLETE was $6.7 million for the three months ended March 31, 2017, compared to $6.1 million for the same period in 2016. Net income in 2016 included an allocation of earnings to a non-controlling interest in the limited liability company that owns the Condon wind energy facility, which was subsequently acquired by ALLETE Clean Energy in April 2016. (See Note 3. Acquisitions.)

U.S. Water Services net loss attributable to ALLETE was $0.3 million for the three months ended March 31, 2017, compared to a net loss of $0.5 million for the same period in 2016. The net loss in 2017 includes an after-tax expense of $0.2 million for the settlement of an EPA investigation, and lower operating expenses. (See Note 13. Commitments, Guarantees and Contingencies.) The net loss in 2016 included $0.3 million of after-tax expense recognized as cost of sales related to purchase accounting for inventories and sales backlog. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year.

Corporate and Other net loss attributable to ALLETE was $0.9 million for the three months ended March 31, 2017, compared to a net loss of $2.1 million for the same period in 2016. The net loss in 2017 decreased primarily due to lower accretion expense resulting from the contingent consideration liability. (See Note 5. Fair Value.)

ALLETE, Inc. First Quarter 2017 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2017	2016
Millions
Operating Revenue	$281.6	$252.3
Fuel and Purchased Power	93.0	76.9
Transmission Services	16.6	16.8
Cost of Sales	3.6	3.0
Operating and Maintenance	55.0	50.6
Depreciation and Amortization	39.7	38.3
Taxes Other than Income Taxes	13.2	12.2
Operating Income	60.5	54.5
Interest Expense	(14.0)	(13.1)
Equity Earnings in ATC	6.1	4.8
Other Income	0.2	0.9
Income Before Non-Controlling Interest and Income Taxes	52.8	47.1
Income Tax Expense	9.3	4.7
Net Income Attributable to ALLETE	$43.5	$42.4

Operating Revenue increased $29.3 million, or 12 percent, from 2016 primarily due to higher fuel adjustment clause recoveries, interim retail rates, kWh sales, conservation improvement program recoveries and transmission revenue.

Fuel adjustment clause recoveries increased $10.2 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Operating Expenses - Fuel and Purchased Power Expense.)

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC in a December 2016 order and became effective January 1, 2017, resulting in revenue of $8.8 million in the first quarter of 2017. (See Note 6. Regulatory Matters.)

As a result of higher kWh sales, revenue increased $7.5 million from 2016 primarily due to higher sales to Industrial customers. Sales to Industrial customers increased 10.5 percent primarily due to increased taconite production and the commencement of a long-term PSA with Silver Bay Power in the second quarter of 2016. Sales to Residential and Municipal customers decreased 1.8 percent due to warmer temperatures in 2017. Heating degree days in Duluth, Minnesota, were approximately 3 percent lower in the first three months of 2017 compared to the same period in 2016. Sales to Commercial customers were consistent with 2016. Sales to Other Power Suppliers decreased 7.9 percent from 2016 as a result of increased sales to industrial customers. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Kilowatt-hours Sold			Quantity	%
Three Months Ended March 31,	2017	2016	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	323	329	(6)	(1.8)%
Commercial	369	368	1	0.3%
Industrial	1,762	1,594	168	10.5%
Municipal	215	219	(4)	(1.8)%
Total Retail and Municipal	2,669	2,510	159	6.3%
Other Power Suppliers	1,041	1,130	(89)	(7.9)%
Total Regulated Utility Kilowatt-hours Sold	3,710	3,640	70	1.9%

ALLETE, Inc. First Quarter 2017 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Continued)
Regulated Operations (Continued)

Revenue from electric sales to taconite/iron concentrate customers accounted for 21 percent of consolidated operating revenue in 2017 (16 percent in 2016). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2017 (7 percent in 2016). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2017 (7 percent in 2016).

Conservation improvement program recoveries increased $1.6 million from 2016 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance Expense.)

Transmission revenue increased $1.2 million primarily due to higher MISO-related revenue.

Operating Expenses increased $23.3 million, or 12 percent, from 2016.

Fuel and Purchased Power expense increased $16.1 million, or 21 percent, from 2016 primarily due to increased kWh sales as well as higher purchased power prices and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue.)

Operating and Maintenance expense increased $4.4 million, or 9 percent, from 2016 primarily due to a $3.6 million sales tax refund received in 2016 and a $1.6 million increase in conservation improvement program expenses in 2017. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue.)

Depreciation and Amortization expense increased $1.4 million, or 4 percent, from 2016 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $1.0 million, or 8 percent, from 2016 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense increased $0.9 million, or 7 percent, from 2016 primarily due to higher average interest rates. We record interest expense for Regulated Operations based on Minnesota Power’s rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC increased $1.3 million, or 27 percent, from 2016 primarily due to additional investments in ATC and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints. (See Note 7. Investment in ATC.)

Income Tax Expense increased $4.6 million from 2016 due to higher pre-tax income. We expect our annual effective tax rate in 2017 to be higher than 2016 due to higher pre-tax income.

ALLETE, Inc. First Quarter 2017 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Continued)

ALLETE Clean Energy

Three Months Ended March 31,	2017	2016
Millions
Operating Revenue	$23.7	$23.6
Net Income Attributable to ALLETE	$6.7	$6.1

Operating Revenue was similar in 2017 compared to the same period in 2016.

	Three Months Ended March 31,
	2017		2016
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Lake Benton	75.8	$3.5	70.0	$3.4
Storm Lake II	48.2	2.9	52.5	3.0
Condon	24.2	2.0	28.5	2.4
Storm Lake I	69.7	3.4	64.0	3.1
Chanarambie/Viking	80.9	3.9	80.6	3.6
Armenia Mountain	87.7	8.0	92.0	8.1
Total Production and Operating Revenue	386.5	$23.7	387.6	$23.6

Net Income Attributable to ALLETE increased $0.6 million, or 10 percent, from 2016. Net income in 2016 included an allocation of earnings to a non-controlling interest in the limited liability company that owns the Condon wind energy facility which was subsequently acquired by ALLETE Clean Energy in April 2016. (See Note 3. Acquisitions.)

U.S. Water Services

Three Months Ended March 31,	2017	2016
Millions
Operating Revenue	$32.1	$32.4
Net Loss Attributable to ALLETE	$(0.3)	$(0.5)

Operating Revenue decreased $0.3 million from 2016 primarily due to fewer equipment sales, partially offset by increased sales of chemicals and related services. Revenue from chemical sales and related services, which includes recurring revenue contracts for the delivery and service of chemicals, was $27.2 million in 2017 compared to $25.9 million in 2016. Revenue from equipment and related services, which includes sales of water treatment equipment, was $4.9 million for 2017 compared to $6.5 million in 2016; equipment sales can fluctuate from quarter to quarter.

Net Loss Attributable to ALLETE decreased $0.2 million from 2016. The net loss in 2017 includes an after-tax expense of $0.2 million for the settlement of an EPA investigation, and lower operating expenses. (See Note 13. Commitments, Guarantees and Contingencies.) The net loss in 2016 included $0.3 million of after-tax expense recognized as cost of sales related to purchase accounting for inventories and sales backlog. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year.

ALLETE, Inc. First Quarter 2017 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Continued)

Corporate and Other

Operating Revenue increased $2.7 million, or 11 percent, from 2016 primarily due to an increase in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2017 compared to the same period in 2016.

Net Loss Attributable to ALLETE decreased $1.2 million from 2016 primarily due to lower accretion expense resulting from the contingent consideration liability. Net income at BNI Energy was $1.8 million in 2017 compared to $2.0 million for the same period in 2016, and the net loss at ALLETE Properties was $1.2 million in 2017 compared to a net loss of $1.1 million for the same period in 2016.

Income Taxes – Consolidated

For the three months ended March 31, 2017, the effective tax rate was 21.1 percent (16.7 percent for the three months ended March 31, 2016). The increase from the three months ended March 31, 2016, was primarily due to higher pre-tax income. We expect our annual effective tax rate in 2017 to be higher than 2016 due to higher pre-tax income. The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets, taxation and valuation of goodwill and intangible assets. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K.

Valuation of Goodwill and Intangible Assets.

Goodwill. Our 2016 annual testing of U.S. Water Services’ goodwill for impairment indicated the calculated fair value of equity for the reporting unit exceeded carrying value by less than 10 percent. Significant assumptions utilized in the fair value calculation included a discount rate of 10.75 percent, cash flow forecasts through 2021, annual revenue growth rates ranging from 8 percent to 11 percent and a terminal growth rate of 5.0 percent. If U.S. Water Services fails to meet expected cash flow forecasts by a nominal margin or there is an increase in interest rates that has a negative impact on the discount rate used in the Company’s valuation under the income approach, the results of our future tests could result in an impairment of goodwill; our next annual impairment test will occur in the fourth quarter of 2017. Subsequent to our 2016 annual impairment test, there have been no triggering events or indicators of impairment of goodwill.

OUTLOOK

For additional information see our 2016 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average annual earnings per share growth of a minimum of five percent and providing a dividend payout competitive with our industry.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in its Energy Infrastructure and Related Services businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers and provide potential long-term earnings growth. ALLETE expects net income from its Regulated Operations segment to be approximately 85 percent to 90 percent of total consolidated net income in 2017. Over the next several years, the contribution of the Energy Infrastructure and Related Services businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. (See EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approvals for transmission, renewable and environmental investments, as well as work with regulators to earn a fair rate of return.

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 6. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing seeks a return on equity of 10.25 percent and a 53.8 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $55 million in additional revenue. In December 2016, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million due to a change in its electric sales forecast. In December 2016 orders, the MPUC accepted the November 2016 filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017.

On February 23, 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an order dated April 13, 2017, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning May 1, 2017. On February 28, 2017, Minnesota Power filed an update to its rate increase request, reducing its requested final retail rate increase from approximately $55 million to approximately $39 million on an annualized basis. As of March 31, 2017, Minnesota Power has not received any indication that a refund of interim rates will be necessary. Management will continue to evaluate the need for a reserve for interim rates as the 2016 general rate case proceeds.

As part of the 2016 Minnesota general rate request and through Minnesota Power’s 2017 remaining life depreciation petition filed on February 1, 2017, Minnesota Power is seeking an extension of the recovery period for Boswell to better reflect recent environmental investments at the facility and mitigate rate increases for our customers. If approved, annual depreciation expense will be reduced by approximately $25 million. If the requested recovery period extension is not approved, we would expect final rates to be increased by a similar amount, subject to regulatory approval. We cannot predict the level of final rates that may be authorized by the MPUC.

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2012 PSCW retail rate order that allows for a 10.9 percent return on common equity. In June 2016, SWL&P filed a rate increase request with the PSCW requesting an average increase of 3.1 percent for retail customers (3.5 percent increase in electric rates; 1.3 percent decrease in natural gas rates; and 7.8 percent increase in water rates). The filing seeks an overall return on equity of 10.9 percent and a 55 percent equity ratio. On an annualized basis, the requested rate increase would generate approximately $2.7 million in additional revenue. The Company anticipates new rates will take effect in mid-2017. We cannot predict the level of rates that may be approved by the PSCW.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 47 percent of our regulated utility kWh sales in the three months ended March 31, 2017, were made to our industrial customers (44 percent in the three months ended March 31, 2016).

Taconite and Iron Concentrate. Minnesota Power provides electric service to six taconite facilities capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production is exported outside of North America. Minnesota Power also provides electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These iron concentrate facilities are owned in whole, or in part, by ERP Iron Ore and are not currently operating. (See ERP Iron Ore / Magnetation.)

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 73 percent of capacity during the first three months of 2017 compared to 70 percent in the first three months of 2016. The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2017 will increase by approximately 3 percent compared to 2016.

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

USS Corporation. In the second quarter of 2015, USS Corporation temporarily idled its Minnesota Ore Operations - Keetac plant in Keewatin, Minnesota, and a portion of its Minnesota Ore Operations - Minntac plant in Mountain Iron, Minnesota. These actions were due to high inventory levels and ongoing adjustment of its steel producing operations throughout North America. Global influences in the market, including a higher level of imports, unfairly traded products and reduced steel prices, were cited as having an impact. USS Corporation returned its Minntac plant to full production in the third quarter of 2015, and in the first quarter of 2017, USS Corporation restarted its Keetac plant. Both facilities are Large Power Customers of Minnesota Power. USS Corporation has the capability to produce approximately 5 million tons and 15 million tons of taconite annually at its Keetac and Minntac plants, respectively.

ERP Iron Ore / Magnetation. In 2015, Magnetation announced that it had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Minnesota, citing the significant decrease in global iron ore prices and its existing capital structure. In January 2016, Magnetation idled its Plant 2 facility in Bovey, Minnesota. In October 2016, the bankruptcy court approved plans to idle Magnetation’s Plant 4 facility near Grand Rapids, Minnesota, and its pellet plant in Reynolds, Indiana, as well as terminate Magnetation’s pellet purchase agreement with AK Steel Corporation. The company subsequently idled the facilities and stated it was preserving the plants and their value for a potential buyer. On January 30, 2017, ERP Iron Ore purchased substantially all of Magnetation’s assets pursuant to an asset purchase agreement approved by the bankruptcy court. Although we cannot predict whether the facilities will be restarted, Minnesota Power would serve the Plant 2 and Plant 4 facilities through ERP Iron Ore’s assumption of the existing electric service agreement.

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

Nashwauk Public Utilities Commission. Mesabi Metallics, which changed its name from Essar Steel Minnesota LLC in December 2016, is a retail customer of the Nashwauk Public Utilities Commission, and Minnesota Power has a wholesale electric sales agreement with the Nashwauk Public Utilities Commission for electric service through at least June 2028. Mesabi Metallics filed for bankruptcy protection in July 2016, under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The debtors initiated an auction process in Bankruptcy Court and at an April 26, 2017 hearing announced Chippewa Capital Partners (Chippewa) as the successful bidder. Chippewa now has the responsibility for finalizing a plan of reorganization, and upon approval by the debtors and the Bankruptcy Court could emerge from bankruptcy protection later this year.

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

PolyMet. Minnesota Power has a long-term contract with PolyMet, which is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources (DNR) issued its Record of Decision in March 2016, finding the final EIS adequate. The 30-day period allowed by law to challenge the Record of Decision passed without any legal challenges being filed. In July 2016, PolyMet submitted applications for water-related permits with the State of Minnesota, and in August 2016, an application for an air quality permit was submitted to the MPCA. In November 2016, PolyMet submitted a state permit to mine application to the DNR detailing its operational plans for the mine. The final EIS also requires Records of Decision by the federal agencies, which are expected in 2017, before final action can be taken on the required federal permits to construct and operate the mining operation. On January 9, 2017, the U.S. Forest Service signed the Final Record of Decision authorizing a land exchange with PolyMet, which upon completion of title transfer will result in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a ten-year power supply contract that would begin upon start-up of operations.

EnergyForward. In 2013, Minnesota Power announced EnergyForward, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind and hydroelectric power, the addition of natural gas as a generation fuel source, and the installation of emissions control technology.

In 2015, Minnesota Power announced the next steps in its EnergyForward plan, which will reduce carbon emissions, increase the use of renewable resources and add natural gas to meet customer electric service needs in a balanced, reliable and cost-effective way. Significant additional elements of the plan include:

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

Integrated Resource Plan. In 2015, Minnesota Power filed its 2015 IRP with the MPUC which contained the next steps in its EnergyForward strategic plan, and included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. In a July 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepts Minnesota Power’s plans for Taconite Harbor, directs Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, requires an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and requires Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. In October 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as the latest step in its EnergyForward strategic plan. Minnesota Power’s next IRP must be filed by February 1, 2018.

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

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Minnesota Solar Energy Standard. In 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 20 kW or less. Minnesota Power has two completed solar projects and another solar project is under development. In 2015, Minnesota Power filed for MPUC approval of a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota. In a February 2016 order, the MPUC approved Camp Ripley as eligible to meet the solar energy standard and for current cost recovery, which was subsequently finalized by the MPUC in a December 2016 order. Camp Ripley was completed in the fourth quarter of 2016. In 2015, Minnesota Power filed for MPUC approval of a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. In a July 2016 order, the MPUC approved the community solar garden project and cost recovery, subject to certain compliance requirements. Minnesota Power believes these projects will meet approximately one-third of the overall mandate. Additionally, in an order dated February 10, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. This proposal to incentivize customer-sited solar installations is expected to meet a portion of the required mandate related to solar photovoltaic devices with a nameplate capacity of 20 kW or less.

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. Currently, there is no approved customer billing rate for solar costs.

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

Updated customer billing rates for the renewable cost recovery rider, which includes investments and expenditures related to Bison, were approved by the MPUC in a December 2016 order, which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. The approval is on a provisional basis pending the outcome of Minnesota Power’s 2016 general rate case.

In a November 2016 order, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power recorded a regulatory liability and a reduction in operating revenue of $15.0 million in 2016. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an $8.8 million charge to net income for the year ended December 31, 2016. In December 2016, Minnesota Power submitted a request for reconsideration with the MPUC. In an order dated February 14, 2017, the MPUC decided to reconsider its November 2016 order and requested comments by June 30, 2017.

Prior to the November 2016 MPUC order, Minnesota Power accounted for North Dakota investment tax credits based on the long‑standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power had recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries were included in the ALLETE consolidated group.

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

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

In 2011, Minnesota Power and Manitoba Hydro signed a third PPA. This PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The agreement is subject to construction of additional transmission capacity between Manitoba and the U.S., along with construction of new hydroelectric generating capacity in Manitoba. (See Transmission – Great Northern Transmission Line.) The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

In 2014, Minnesota Power and Manitoba Hydro signed a fourth PPA that provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL.

In 2015, Minnesota Power and Manitoba Hydro signed a fifth PPA that provides for Minnesota Power to purchase 50 MW of capacity at fixed prices. The PPA begins in June 2017 and expires in May 2020.

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

Great Northern Transmission Line. As a condition of the 250-MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power and Manitoba Hydro proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

In 2015, a certificate of need was approved by the MPUC. Based on this order, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) In 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $56.8 million have been incurred through March 31, 2017, of which $29.6 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014.

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. As of March 31, 2017, our equity investment in ATC was $140.2 million ($135.6 million as of December 31, 2016). In the first three months of 2017, we invested $3.1 million in ATC, and on April 28, 2017, we invested an additional $1.9 million. We expect to make additional investments of approximately $5.9 million in 2017. (See Note 7. Investment in ATC.)

In September 2016, the FERC issued an order reducing ATC’s authorized return on equity to 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization. Prior to this order, ATC had been allowed a return on equity of 12.2 percent which had been impacted by reductions for estimated refunds related to complaints filed with the FERC by several customers located within the MISO service area.

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

In June 2016, a federal administrative law judge ruled on an additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is expected in 2017. (See Note 6. Regulatory Matters.) We own approximately 8 percent of ATC and estimate that for every 50 basis point reduction in ATC’s allowed return on equity our equity earnings in ATC would be impacted annually by approximately $0.5 million after-tax.

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

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is from PSAs of various durations. In addition, ALLETE Clean Energy constructed and sold a 107 MW wind energy facility in 2015. On January 3, 2017, ALLETE Clean Energy announced that it will develop another wind energy facility of up to 50 MW after securing a 25-year PSA with Montana-Dakota Utilities. The PSA includes an option for Montana-Dakota Utilities to purchase the facility upon completion; construction is expected to begin in 2018. On March 16, 2017, ALLETE Clean Energy announced it will build, own and operate a separate 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to begin in late 2018 and is subject to regulatory approvals.

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

ALLETE Clean Energy will pursue growth through acquisitions or project development for others. ALLETE Clean Energy is targeting acquisitions of existing facilities up to 200 MW each, which have long-term PSAs in place for the facilities’ output. At this time, ALLETE Clean Energy expects acquisitions will be primarily wind or solar facilities in North America. ALLETE Clean Energy is also targeting the development of new facilities up to 200 MW each, which will have long-term PSAs in place for the output or may be sold upon completion. Federal production tax credit qualification is important to development project economics, and ALLETE Clean Energy invested approximately $100 million in equipment in late 2016 to meet production tax credit safe harbor provisions.

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration and geographic diversity. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW %	PSA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PSA 1			12%	2018
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PSA 1			90%	2019
PSA 2			10%	2032

U.S. Water Services.

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services is located in 49 states and Canada, and has an established base of approximately 4,800 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment and chemical water treatment, and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the food and beverage, industrial, power generation, and midstream oil and gas industries, among others. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year.

Our strategy is to grow U.S. Water Services’ presence in North America by adding customers, products and new geographies. We believe water scarcity and a growing emphasis on conservation will continue to drive significant growth in the industrial, commercial and governmental sectors leading to organic revenue growth for U.S. Water Services. U.S. Water Services also expects to pursue periodic strategic tuck-in acquisitions with a purchase price in the $10 million to $50 million range. Priority will be given to acquisitions which expand its geographic reach, add new technology, or deepen its capabilities to serve its expanding customer base.

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.6 million tons of coal in 2017 (3.8 million tons were sold in 2016) and has sold 1.2 million tons for the three months ended March 31, 2017 (1.2 million tons were sold for the three months ended March 31, 2016). BNI Energy operates under cost‑plus fixed fee agreements extending through December 31, 2037.

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

In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. The revised strategy incorporated the possibility of a bulk sale of its entire portfolio. Proceeds will be strategically deployed to support growth in our energy infrastructure and related services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

ALLETE, Inc. First Quarter 2017 Form 10-Q

OUTLOOK (Continued)

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2017. On an ongoing basis, ALLETE has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before non-controlling interest and income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be approximately 20 percent for 2017 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next eight years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of March 31, 2017, we had cash and cash equivalents of $81.8 million, $396.1 million in available consolidated lines of credit and a debt-to-capital ratio of 44 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2017%		December 31, 2016%
Millions
Shareholders’ Equity	$2,001.5	56	$1,893.0	55
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,543.4	44	1,569.1	45
Notes Payable	1.3	—	—	—
	$3,546.2	100	$3,462.1	100

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2017	2016
Millions
Cash and Cash Equivalents at Beginning of Period	$27.5	$97.0
Cash Flows from (used for)
Operating Activities	98.7	93.2
Investing Activities	(41.1)	(42.6)
Financing Activities	(3.3)	(50.6)
Change in Cash and Cash Equivalents	54.3	—
Cash and Cash Equivalents at End of Period	$81.8	$97.0

Operating Activities. Cash from operating activities was higher in 2017 compared to 2016 primarily due to higher recoveries of our cost recovery riders, net income and non-cash items (primarily depreciation expense and deferred income tax expense), partially offset by higher fuel inventories.

Investing Activities. Cash used for investing activities was lower in 2017 compared to 2016 primarily due to fewer capital expenditures in 2017, partially offset by additional investment in ATC.

Financing Activities. Cash used for financing activities was lower in 2017 compared to 2016 primarily due to higher proceeds from the issuance of common stock, partially offset by higher contingent consideration payments. (See Securities and Note 5. Fair Value.)

ALLETE, Inc. First Quarter 2017 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities or commercial paper. As of March 31, 2017, we had consolidated bank lines of credit aggregating $409.0 million ($409.0 million as of December 31, 2016), the majority of which expire in November 2019. We had $11.6 million outstanding in standby letters of credit and $1.3 million outstanding in draws under our lines of credit as of March 31, 2017 ($11.1 million in standby letters of credit and no outstanding draws as of December 31, 2016). In addition, as of March 31, 2017, we had 3.3 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance. For the three months ended March 31, 2017, 1.0 million shares of common stock were issued under this agreement, resulting in net proceeds of $65.7 million (none for the three months ended March 31, 2016). The shares issued in 2017 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the three months ended March 31, 2017, we issued 0.1 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $4.9 million (0.2 million shares were issued for the three months ended March 31, 2016, resulting in net proceeds of $9.0 million). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-188315, 333-183051 and 333-162890.

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. During the three months ended March 31, 2017, we contributed $1.7 million in cash and 0.2 million shares of ALLETE common stock, which had an aggregate value of $13.5 million when contributed, to the defined benefit pension plan. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We do not expect to make additional contributions to our defined benefit pension plan in 2017, and we do not expect to make any contributions to our other postretirement benefit plan in 2017. (See Note 11. Earnings Per Share and Common Stock and Note 12. Pension and Other Postretirement Benefit Plans.)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2016 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies.

Capital Requirements. Our capital expenditures for 2017 are expected to be approximately $295 million. For the three months ended March 31, 2017, capital expenditures totaled $32.7 million ($18.4 million for the three months ended March 31, 2016). The expenditures were primarily made in the Regulated Operations segment.

OTHER

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have recently been promulgated by both the EPA and state authorities. Minnesota Power’s facilities are subject to additional regulation under many of these regulations. In response to these regulations, Minnesota Power is reshaping its generation portfolio over time to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation. (See Note 13. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. First Quarter 2017 Form 10-Q

OTHER (Continued)

Employees.

As of March 31, 2017, ALLETE had 1,975 employees, of which 1,930 were full-time.

Minnesota Power and SWL&P have an aggregate of 531 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Energy has 183 employees, of which 138 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2017, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 2. Investments.)

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding at March 31, 2017, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.4 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2017.

ALLETE, Inc. First Quarter 2017 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2017, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 11. Commitments, Guarantees and Contingencies to our Consolidated Financial Statements in our 2016 Form 10-K and Note 6. Regulatory Matters and Note 13. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2016 Form 10-K.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. First Quarter 2017 Form 10-Q

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
99
ALLETE News Release dated May 4, 2017, announcing 2017 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. First Quarter 2017 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 4, 2017	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2017	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. First Quarter 2017 Form 10-Q