Form 10-Q
period 2017-09-30
ALLETE INC
filed 2017-11-01
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

Common Stock, without par value,
51,039,658 shares outstanding
as of September 30, 2017

ALLETE, Inc. Third Quarter 2017 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ERP Iron Ore	ERP Iron Ore, LLC
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
MACT	Maximum Achievable Control Technology
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Mesabi Metallics	Mesabi Metallics Company, LLC (formerly Essar Steel Minnesota, LLC)
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

Abbreviation or Acronym	Term
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Tenaska	Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC
Thomson	Thomson Energy Center
Tonka Water	Tonka Equipment Company
Town Center District	Town Center at Palm Coast Community Development District in Florida
UPM Blandin	UPM, Blandin Paper Mill owned by UPM-Kymmene Corporation
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2017	December 31, 2016
Millions
Assets
Current Assets
Cash and Cash Equivalents	$104.4	$27.5
Accounts Receivable (Less Allowance of $2.1 and $3.1)	136.7	122.5
Inventories – Net	102.6	104.2
Prepayments and Other	44.2	40.3
Total Current Assets	387.9	294.5
Property, Plant and Equipment – Net	3,746.3	3,741.2
Regulatory Assets	310.6	330.1
Investment in ATC	146.0	135.6
Other Investments	55.8	55.6
Goodwill and Intangible Assets – Net	228.9	213.4
Other Non-Current Assets	103.0	106.5
Total Assets	$4,978.5	$4,876.9
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$75.3	$74.0
Accrued Taxes	51.8	46.5
Accrued Interest	14.6	17.6
Long-Term Debt Due Within One Year	64.1	187.7
Other	84.7	73.7
Total Current Liabilities	290.5	399.5
Long-Term Debt	1,444.6	1,370.4
Deferred Income Taxes	592.9	554.6
Regulatory Liabilities	111.5	125.8
Defined Benefit Pension and Other Postretirement Benefit Plans	195.2	210.9
Other Non-Current Liabilities	301.1	322.7
Total Liabilities	2,935.8	2,983.9
Commitments, Guarantees and Contingencies (Note 13)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.0 and 49.6 Shares Issued and Outstanding	1,394.3	1,295.3
Accumulated Other Comprehensive Loss	(26.9)	(28.2)
Retained Earnings	675.3	625.9
Total Shareholders’ Equity	2,042.7	1,893.0
Total Liabilities and Shareholders’ Equity	$4,978.5	$4,876.9
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Millions Except Per Share Amounts
Operating Revenue
Utility	$277.6	$253.3	$824.1	$740.5
Non-utility	84.9	96.3	257.3	257.7
Total Operating Revenue	362.5	349.6	1,081.4	998.2
Operating Expenses
Fuel, Purchased Power and Gas – Utility	93.5	91.7	283.2	250.6
Transmission Services – Utility	18.9	16.6	53.1	49.5
Cost of Sales – Non-utility	36.1	45.7	106.1	108.5
Operating and Maintenance	80.0	80.8	248.2	240.9
Depreciation and Amortization	50.9	48.9	151.5	145.7
Taxes Other than Income Taxes	14.1	12.5	42.7	40.6
Total Operating Expenses	293.5	296.2	884.8	835.8
Operating Income	69.0	53.4	196.6	162.4
Other Income (Expense)
Interest Expense	(16.6)	(18.7)	(50.5)	(53.0)
Equity Earnings in ATC	5.9	6.1	17.3	15.0
Other	0.8	1.2	2.0	2.8
Total Other Expense	(9.9)	(11.4)	(31.2)	(35.2)
Income Before Non-Controlling Interest and Income Taxes	59.1	42.0	165.4	127.2
Income Tax Expense	14.2	1.7	34.6	15.7
Net Income	44.9	40.3	130.8	111.5
Less: Non-Controlling Interest in Subsidiaries	—	—	—	0.5
Net Income Attributable to ALLETE	$44.9	$40.3	$130.8	$111.0
Average Shares of Common Stock
Basic	51.0	49.4	50.7	49.3
Diluted	51.2	49.5	50.9	49.4
Basic Earnings Per Share of Common Stock	$0.88	$0.82	$2.58	$2.25
Diluted Earnings Per Share of Common Stock	$0.88	$0.81	$2.57	$2.25
Dividends Per Share of Common Stock	$0.535	$0.52	$1.605	$1.56
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Millions
Net Income	$44.9	$40.3	$130.8	$111.5
Other Comprehensive Income (Loss)
Currency Translation Adjustments	0.1	—	(0.1)	—
Unrealized Gain on Securities
Net of Income Tax Expense of $0.1, $0.2, $0.6, and $0.2	0.1	0.3	0.8	0.3
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1, $0.1, $0.4, and $0.3	0.2	0.2	0.6	0.5
Total Other Comprehensive Income	0.4	0.5	1.3	0.8
Total Comprehensive Income	45.3	40.8	132.1	112.3
Less: Non-Controlling Interest in Subsidiaries	—	—	—	0.5
Total Comprehensive Income Attributable to ALLETE	$45.3	$40.8	$132.1	$111.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2017	2016
Millions
Operating Activities
Net Income	$130.8	$111.5
AFUDC – Equity	(0.7)	(1.7)
Income from Equity Investments – Net of Dividends	(3.8)	(5.8)
Change in Fair Value of Contingent Consideration	(0.4)	—
Gain on Sales of Investments and Property, Plant and Equipment	(0.2)	(5.3)
Depreciation Expense	147.4	141.8
Amortization of PSAs	(17.7)	(16.7)
Amortization of Other Intangible Assets and Other Assets	7.6	8.1
Deferred Income Tax Expense	34.3	15.5
Share-Based and ESOP Compensation Expense	5.0	3.6
Defined Benefit Pension and Postretirement Benefit Expense	7.6	3.9
Bad Debt Expense	0.5	2.5
Changes in Operating Assets and Liabilities
Accounts Receivable	(9.6)	10.6
Inventories	5.3	9.7
Prepayments and Other	2.1	(0.7)
Accounts Payable	(2.6)	0.6
Other Current Liabilities	2.7	(23.0)
Cash Contributions to Defined Benefit Pension Plans	(1.7)	(6.3)
Changes in Regulatory and Other Non-Current Assets	24.1	(18.3)
Changes in Regulatory and Other Non-Current Liabilities	(23.5)	7.8
Cash from Operating Activities	307.2	237.8
Investing Activities
Proceeds from Sale of Available-for-sale Securities	5.2	6.8
Payments for Purchase of Available-for-sale Securities	(5.9)	(7.2)
Acquisitions of Subsidiaries – Net of Cash Acquired	(17.4)	—
Investment in ATC	(6.6)	(3.5)
Changes to Other Investments	2.1	2.5
Additions to Property, Plant and Equipment	(130.3)	(119.5)
Proceeds from Sale of Property, Plant and Equipment	1.2	0.2
Cash for Investing Activities	(151.7)	(120.7)
Financing Activities
Proceeds from Issuance of Common Stock	80.5	27.0
Proceeds from Issuance of Long-Term Debt	131.5	2.2
Changes in Restricted Cash	(4.3)	2.1
Changes in Notes Payable	—	(1.6)
Repayments of Long-Term Debt	(183.6)	(50.7)
Acquisition of Non-Controlling Interest	—	(8.0)
Acquisition-Related Contingent Consideration Payments	(19.7)	(0.8)
Dividends on Common Stock	(81.4)	(77.0)
Other Financing Activities	(1.6)	(0.1)
Cash for Financing Activities	(78.6)	(106.9)
Change in Cash and Cash Equivalents	76.9	10.2
Cash and Cash Equivalents at Beginning of Period	27.5	97.0
Cash and Cash Equivalents at End of Period	$104.4	$107.2
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Total Shareholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock
Millions
Balance as of December 31, 2016	$1,893.0	$625.9	$(28.2)	$1,295.3
Comprehensive Income
Net Income	130.8	130.8	—	—
Other Comprehensive Income – Net of Tax
Currency Translation Adjustments	(0.1)	—	(0.1)	—
Unrealized Gain on Securities	0.8	—	0.8	—
Defined Benefit Pension and Other Postretirement Plans	0.6	—	0.6	—
Total Comprehensive Income	132.1
Common Stock Issued	99.0	—	—	99.0
Dividends Declared	(81.4)	(81.4)	—	—
Balance as of September 30, 2017	$2,042.7	$675.3	$(26.9)	$1,394.3
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2016, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. For further information, refer to the Consolidated Financial Statements and notes included in our 2016 Form 10-K.

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

Inventories – Net	September 30, 2017	December 31, 2016
Millions
Fuel (a)	$39.6	$43.9
Materials and Supplies	48.2	48.7
Raw Materials	2.9	2.9
Work in Progress	3.5	1.0
Finished Goods	9.4	8.6
Reserve for Obsolescence	(1.0)	(0.9)
Total Inventories – Net	$102.6	$104.2

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

Prepayments and Other Current Assets	September 30, 2017	December 31, 2016
Millions
Deferred Fuel Adjustment Clause	$20.2	$18.6
Restricted Cash	6.5	2.2
Other	17.5	19.5
Total Prepayments and Other Current Assets	$44.2	$40.3

Other Non-Current Assets	September 30, 2017	December 31, 2016
Millions
Contract Payment	$28.0	$29.6
Finance Receivable	11.0	11.5
Restricted Cash	8.6	8.6
Other	55.4	56.8
Total Other Non-Current Assets	$103.0	$106.5

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities	September 30, 2017	December 31, 2016
Millions
PSAs	$24.8	$24.6
Other	59.9	49.1
Total Other Current Liabilities	$84.7	$73.7

Other Non-Current Liabilities	September 30, 2017	December 31, 2016
Millions
Asset Retirement Obligation	$157.4	$136.6
PSAs	95.3	113.8
Contingent Consideration (a)	5.6	25.0
Other	42.8	47.3
Total Other Non-Current Liabilities	$301.1	$322.7

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 5. Fair Value.)

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2017	2016
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$51.4	$54.9
Cash Paid During the Period for Income Taxes	$0.4	$0.5
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$1.2	$(19.5)
Capitalized Asset Retirement Costs	$19.7	$3.7
AFUDC–Equity	$0.7	$1.7
ALLETE Common Stock Contributed to the Pension Plans	$13.5	—
ALLETE Common Stock Received for Land Inventory	—	$8.0
Long-Term Finance Receivable for Land Inventory	—	$12.0

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

Revenue from Contracts with Customers. In 2014, the FASB issued amended revenue recognition guidance that clarifies the principles for recognizing revenue from contracts with customers by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The guidance requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. As of September 30, 2017, the Company has reviewed all of its revenue streams and contracts for its regulated businesses, completing the preliminary evaluations of the impact of this guidance. Based on this review, the Company does not expect the guidance to materially affect the results of its regulated operations, which represent the majority of revenue. Our review and analysis of the Company’s energy infrastructure and related services and corporate and other businesses is in progress and we similarly do not expect the guidance to impact the results of these businesses. Management continues to evaluate the need for additional disclosures to meet the requirements of the new standard following adoption. The Company will adopt and implement the new guidance on a modified retrospective basis which requires application of standards to all contracts with customers effective January 1, 2018, with the cumulative impact on contracts with performance obligations not yet satisfied as of December 31, 2017, recognized as an adjustment to retained earnings on the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

Financial Instruments. In January 2016, the FASB issued an accounting standard update which requires entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The updated guidance is effective for the Company beginning in the first quarter of 2018 and will result in a cumulative‑effect adjustment to retained earnings on the Consolidated Balance Sheet in the fiscal year of adoption. We have performed a preliminary evaluation of the impact of this update, and based on that evaluation, we do not expect the adoption of the update to have a material impact on our Consolidated Financial Statements.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an accounting standard update which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero‑coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This accounting guidance is effective for the Company beginning in the first quarter of 2018. We do not expect the adoption of the update to have a material impact on our Consolidated Statement of Cash Flows.

Statement of Cash Flows: Restricted Cash. In November 2016, the FASB issued an accounting standard update related to the presentation of restricted cash in the Company’s Consolidated Statement of Cash Flows. The update requires that the Consolidated Statement of Cash Flows explain the change during the period in cash, cash equivalents and restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This accounting guidance is effective for the Company beginning in the first quarter of 2018 and will be applied retrospectively to all periods presented. The guidance will result in changes to the Company’s Consolidated Statement of Cash Flows such that restricted cash amounts will be included in the beginning-of-period and end‑of‑period cash and cash equivalents totals when adopted for our fiscal year beginning January 1, 2018. We do not expect the adoption of the update to have a material impact on our Consolidated Statement of Cash Flows.

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

Reclassification of Prior Income Statement. Beginning with the second quarter of 2017, the Company enhanced its presentation of Operating Revenue and certain Operating Expenses on the Consolidated Statement of Income by presenting the caption Operating Revenue separately as Operating Revenue – Utility and Operating Revenue – Non-utility. In conformity with the current presentation, we now present $253.3 million and $740.5 million of Operating Revenue as Operating Revenue – Utility for the quarter and nine months ended September 30, 2016, respectively, as it is generated from our regulated utility operations. Non-utility revenue of $96.3 million and $257.7 million for the quarter and nine months ended September 30, 2016, respectively, is now presented as Operating Revenue – Non-utility. In addition, the captions Fuel and Purchased Power and Cost of Sales have been updated to Fuel, Purchased Power and Gas – Utility and Cost of Sales – Non-utility. As a result, we have reclassified $0.7 million relating to the cost of gas sales at SWL&P from the historic caption Cost of Sales to Fuel, Purchased Power and Gas – Utility for the quarter ended September 30, 2016, and $4.6 million for the nine months ended September 30, 2016.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 2. INVESTMENTS

Investments. As of September 30, 2017, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans and other assets consisting primarily of land in Minnesota.

Other Investments	September 30, 2017	December 31, 2016
Millions
ALLETE Properties	$28.8	$31.7
Available-for-sale Securities (a)	21.0	18.8
Cash Equivalents	2.2	1.3
Other	3.8	3.8
Total Other Investments	$55.8	$55.6

(a)
As of September 30, 2017, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.1 million, in one year to less than three years was $3.2 million, in three years to less than five years was $4.2 million and in five or more years was $1.6 million.

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to estimated fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairment was recorded for the quarter and nine months ended September 30, 2017, and 2016.

Available-for-Sale Securities. We account for our available-for-sale securities portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

Gross realized and unrealized gains and losses on our available-for-sale securities were immaterial for the quarter and nine months ended September 30, 2017, and 2016.

NOTE 3. ACQUISITIONS

The following acquisitions are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its regulated businesses, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the nine months ended September 30, 2017, and 2016.

2017 Activity.

Tonka Water. On September 1, 2017, U.S. Water Services acquired 100 percent of Tonka Water. Total consideration for the transaction was $19.4 million, including a preliminary working capital adjustment. Consideration of $19.0 million was paid in cash on the acquisition date with an estimated payment of $0.4 million to be made in the fourth quarter of 2017 with the finalization of the working capital adjustment. Tonka Water is a supplier of municipal and industrial water treatment systems and will expand U.S. Water Services’ geographic and customer markets.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 3. ACQUISITIONS (Continued)
2017 Activity (Continued)

Millions
Assets Acquired
Cash and Cash Equivalents	$1.6
Accounts Receivable	5.1
Other Current Assets	4.4
Trade Names (a)	0.9
Goodwill (a)(b)	18.5
Other Non-Current Assets	0.2
Total Assets Acquired	$30.7
Liabilities Assumed
Current Liabilities	$10.6
Non-Current Liabilities	0.7
Total Liabilities Assumed	$11.3
Net Identifiable Assets Acquired	$19.4
(a) Presented within Goodwill and Intangible Assets – Net on the Consolidated Balance Sheet. (See Note 4. Goodwill and Intangible Assets.)

(b)	Recognized goodwill is attributable to the assembled workforce and anticipated synergies. For tax purposes, the purchase price allocation resulted in $4.1 million of deductible goodwill.

Acquisition-related costs were immaterial, expensed as incurred during 2017 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The aggregate carrying amount of goodwill was $149.9 million as of September 30, 2017 ($131.2 million as of December 31, 2016). Changes to goodwill for the nine months ended September 30, 2017, relate to U.S. Water Services’ acquisition of Tonka Water and the finalization of purchase price accounting for U.S. Water Services’ acquisition of WEST.

Balances of intangible assets, net, excluding goodwill as of September 30, 2017, are as follows:

	December 31, 2016	Additions (a)	Amortization	September 30, 2017
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$59.3	—	$(3.4)	$55.9
Developed Technology and Other (b)	6.3	$0.9	(0.7)	6.5
Total Definite-Lived Intangible Assets	65.6	0.9	(4.1)	62.4
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	—	n/a	16.6
Total Intangible Assets	$82.2	$0.9	$(4.1)	$79.0

(a)	Additions resulting from the September 1, 2017, acquisition of Tonka Water. (See Note 3. Acquisitions.)

(b)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names.

Customer relationships have a remaining useful life of approximately 20 years, and developed technology and other have remaining useful lives ranging from approximately 1 year to approximately 11 years (weighted average of approximately 7 years). The weighted average remaining useful life of all definite-lived intangible assets as of September 30, 2017, is approximately 19 years.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 4. GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortization expense for intangible assets was $1.3 million and $4.1 million for the quarter and nine months ended September 30, 2017, respectively ($1.3 million and $3.8 million for the quarter and nine months ended September 30, 2016, respectively). Accumulated amortization was $13.4 million as of September 30, 2017 ($9.3 million as of December 31, 2016). The estimated amortization expense for definite-lived intangible assets for the remainder of 2017 is $1.5 million. Estimated annual amortization expense for definite-lived intangible assets is $5.3 million in 2018, $4.9 million in 2019, $4.7 million in 2020, $4.6 million in 2021 and $41.4 million thereafter.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017, and December 31, 2016. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of September 30, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$10.9	—	—	$10.9
Available-for-sale – Corporate and Governmental Debt Securities	—	$10.1	—	10.1
Cash Equivalents	2.2	—	—	2.2
Total Fair Value of Assets	$13.1	$10.1	—	$23.2

Liabilities (b)
Deferred Compensation	—	$18.7	—	$18.7
U.S. Water Services Contingent Consideration	—	—	$5.6	5.6
Total Fair Value of Liabilities	—	$18.7	$5.6	$24.3
Total Net Fair Value of Assets (Liabilities)	$13.1	$(8.6)	$(5.6)	$(1.1)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.1	—	—	$7.1
Available-for-sale – Corporate and Governmental Debt Securities	—	$11.7	—	11.7
Cash Equivalents	1.3	—	—	1.3
Total Fair Value of Assets	$8.4	$11.7	—	$20.1

Liabilities (b)
Deferred Compensation	—	$16.0	—	$16.0
U.S. Water Services Contingent Consideration	—	—	$25.0	25.0
Total Fair Value of Liabilities	—	$16.0	$25.0	$41.0
Total Net Fair Value of Assets (Liabilities)	$8.4	$(4.3)	$(25.0)	$(20.9)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Level 3 liability in the preceding tables is the result of the 2015 acquisition of U.S. Water Services. Changes in the U.S. Water Services Contingent Consideration can result from modifications to the shareholder agreement, changes in discount rates, timing of milestones that trigger payment, or the timing and amount of earnings estimates. The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of September 30, 2017. Management analyzes the fair value of the contingent liability on a quarterly basis and makes adjustments as appropriate.

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2016	$25.0
Accretion	0.7
Payments (a)	(19.7)
Changes in Cash Flow Projections (a)	(0.4)
Balance as of September 30, 2017	$5.6

(a)
Payments and changes in cash flow projections reflect the impact of a modification to the shareholder agreement in the first quarter of 2017 which provided participants a one-time election to sell shares at a determined price. Participants representing approximately half of the outstanding contingent consideration shares made the election, and were paid in the first half of 2017.

For the nine months ended September 30, 2017, and the year ended December 31, 2016, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
September 30, 2017	$1,519.0	$1,627.9
December 31, 2016	$1,569.1	$1,653.8

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2017, and the year ended December 31, 2016, there were no triggering events or indicators of impairment for these non-financial assets.

NOTE 6. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to our Consolidated Financial Statements in our 2016 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, FERC or PSCW.

2010 Minnesota General Rate Case. Minnesota Power’s current retail rates are based on a 2011 MPUC retail rate order that allows for a 10.38 percent return on common equity and a 54.29 percent equity ratio. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $23.1 million and $71.7 million for the quarter and nine months ended September 30, 2017, respectively ($25.1 million and $73.9 million for the quarter and nine months ended September 30, 2016, respectively).

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

On February 23, 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an order dated April 13, 2017, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning May 1, 2017. As a result of working with intervenors and further developments as the rate review has progressed, Minnesota Power’s final rate request is approximately $49 million on an annualized basis. A report and recommendation from the administrative law judge is scheduled to be issued in November 2017, with a final decision from the MPUC expected in January 2018. Management has evaluated the need for a reserve for interim rate refunds and concluded that a reserve is not necessary as of September 30, 2017. Management evaluates the need for reserves for interim rates each reporting period.

As part of its 2016 general rate case and through its 2017 remaining life depreciation petition filed on February 1, 2017, Minnesota Power is seeking an extension of the recovery period for Boswell to better reflect recent environmental investments at the facility and mitigate rate increases for our customers. If the requested recovery period extension is approved, annual depreciation expense will be reduced by approximately $25 million. If not approved, we would expect final rates to be increased by a similar amount, subject to regulatory approval. We cannot predict the level of final rates that may be authorized by the MPUC.

Energy-Intensive Trade-Exposed (EITE) Customer Rates. The Minnesota Legislature enacted EITE customer ratemaking law in 2015 which established that it is the energy policy of the state to have competitive rates for certain industries such as mining and forest products. In 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. In a March 2016 order, the MPUC dismissed the petition without prejudice, providing Minnesota Power the option to refile the petition with additional information or file a new petition. In June 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. The rate adjustments are intended to be revenue and cash flow neutral to Minnesota Power. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an order dated April 20, 2017; collection of the discount was subject to the MPUC’s review of Minnesota Power’s compliance filing implementing approval of a recovery mechanism. On September 29, 2017, Minnesota Power informed its EITE customers that it has suspended the EITE discount due to a concern it is not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing on September 7, 2017, as well as the interim rate reduction and upcoming decisions in its 2016 general rate case.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale electric contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through December 31, 2032, subject to bankruptcy court approval. No termination notice may be given for this contract prior to June 30, 2025. The wholesale electric service contracts with SWL&P and another municipal customer are effective through October 31, 2020, and June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice may be given prior to October 31, 2017. The other municipal customer provided termination notice for its contract in June 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers (currently 10.38 percent). The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 14 municipal customers are effective through December 31, 2024. No termination notices may be given prior to December 31, 2021. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will not increase by more than two percent or decrease by more than one percent from the previous year’s capacity charge and will be determined using a cost-based formula methodology. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In a February 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. As a result of the MPUC approval of the certificate of need for the GNTL in 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power is funding the construction of the GNTL with a subsidiary of Manitoba Hydro (see Great Northern Transmission Line), and anticipates including its portion of the investments and expenditures for the GNTL in future transmission cost recovery filings.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for investments and expenditures related to Bison and the restoration and repair of Thomson. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC at a hearing on September 28, 2017.

In a November 2016 order, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power recorded a regulatory liability and a reduction in operating revenue of approximately $15 million in the third quarter of 2016. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an approximately $9 million charge to net income in the third quarter of 2016. In December 2016, Minnesota Power submitted a request for reconsideration with the MPUC. In an order dated February 14, 2017, the MPUC decided to reconsider its November 2016 order.

At a hearing on September 28, 2017, the MPUC modified its November 2016 order to allow Minnesota Power to account for North Dakota investment tax credits based on the long‑standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. As a result of the favorable regulatory outcome, Minnesota Power recorded a reduction in its regulatory liability and an increase in operating revenue of approximately $14 million in the third quarter of 2017. The North Dakota investment tax credits were reestablished as income tax credits in Corporate and Other, resulting in an approximately $8 million increase to net income in the third quarter of 2017.

The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power has recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries are included in Corporate and Other operations.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

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

Fuel Adjustment Clause Reform Pilot. At a hearing on October 19, 2017, the MPUC adopted a three-year pilot program to implement certain procedural reforms to the Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. The decision, subject to an MPUC order, would change the method of accounting for all Minnesota electric utilities to a monthly budgeted, forwarded‑looking FAC with a subsequent prudence review and true-up to actual allowed costs on an annual basis. The annual budget projection filing would also include an adjustment to the base cost of fuel. The MPUC will seek input from the utilities and other stakeholders on the detailed implementation steps and transition accounting needed to adopt the change in regulatory accounting method from the current FAC. Transition considerations would need to include the recovery of the current regulatory asset for deferred fuel costs consistent with other regulatory accounting transition precedents for similar matters. Other details of the transition including budgeting methodology and approval, tracker accounting for the differences between actual costs and the budgeted amounts, and the annual true-up and collection or refund process to customers will be determined by the MPUC upon consideration of each utility’s compliance filings. Based on the discussion at the October 19, 2017 hearing, this pilot is not expected to start until mid-2019.

2016 Wisconsin General Rate Case. In June 2016, SWL&P filed a rate increase request with the PSCW requesting an average increase of 3.1 percent for retail customers. The filing sought an overall return on equity of 10.9 percent and a 55 percent equity ratio. In an order dated August 9, 2017, the PSCW approved SWL&P’s rate increase request allowing for a 10.5 percent return on common equity and a 55 percent equity ratio. The order authorizes SWL&P to collect on average a 2.9 percent increase in rates for retail customers (3.8 percent increase in electric rates; 4.8 percent decrease in natural gas rates; and 9.8 percent increase in water rates). Final rates became effective on August 14, 2017. On an annualized basis, SWL&P will collect additional revenue of approximately $2.5 million.

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

On July 28, 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas energy PPA. These agreements will be subject to MPUC approval of the construction of a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated September 19, 2017, the MPUC approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2019, and Minnesota Power’s request that approval for the natural gas energy PPA be decided through an administrative law judge process. The administrative law judge is expected to provide a recommendation by July 2018, and the Company anticipates a MPUC decision in the second half of 2018. The MPUC did not take any action regarding the wind and solar energy PPAs which will be refiled separately from the natural gas energy PPA.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Great Northern Transmission Line. Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range. In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Transmission Cost Recovery Rider.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $66.9 million have been incurred through September 30, 2017, of which $36.8 million has been recovered from a subsidiary of Manitoba Hydro.

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

In 2015, an additional complaint was filed with the FERC seeking an order to further reduce the base return on equity to 8.67 percent. In June 2016, a federal administrative law judge ruled on the additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is pending, which is not expected to have a material impact on our Consolidated Financial Statements.

Minnesota Solar Energy Standard. In 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less. In a February 2016 order finalized in December 2016, the MPUC approved Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, as eligible to meet the solar energy standard and for current cost recovery. Camp Ripley was completed in the fourth quarter of 2016. In a July 2016 order, the MPUC approved a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power believes Camp Ripley and the community solar garden project will meet approximately one-third of the overall mandate. Additionally, in an order dated February 10, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. This proposal to incentivize customer‑sited solar installations is expected to meet a portion of the required mandate related to solar photovoltaic devices with a nameplate capacity of 40 kW or less.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

Regulatory Assets and Liabilities	September 30, 2017	December 31, 2016
Millions
Current Regulatory Assets
Deferred Fuel Adjustment Clause	$20.2	$18.6
Total Current Regulatory Assets	20.2	18.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	221.4	226.1
Income Taxes (a)	35.7	33.8
Asset Retirement Obligations	29.8	26.0
Cost Recovery Riders	5.2	30.5
PPACA Income Tax Deferral	5.0	5.0
Conservation Improvement Program	4.9	4.0
Other	8.6	4.7
Total Non-Current Regulatory Assets	310.6	330.1
Total Regulatory Assets	$330.8	$348.7

Non-Current Regulatory Liabilities
Wholesale and Retail Contra AFUDC	$57.0	$56.8
Plant Removal Obligations	19.2	19.1
Income Taxes	18.6	19.1
North Dakota Investment Tax Credits	13.9	28.2
Other	2.8	2.6
Total Non-Current Regulatory Liabilities	$111.5	$125.8

(a)	See Note 1. Operations and Significant Accounting Policies – Revision of Prior Balance Sheet.

NOTE 7. INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of September 30, 2017, our equity investment in ATC was $146.0 million ($135.6 million at December 31, 2016). In the first nine months of 2017, we invested $6.6 million in ATC, and on October 31, 2017, we invested an additional $1.2 million. We do not expect to make any additional investments in 2017.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2016	$135.6
Cash Investments	6.6
Equity in ATC Earnings	17.3
Distributed ATC Earnings	(13.5)
Equity Investment Balance as of September 30, 2017	$146.0

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2017, and December 31, 2016:

September 30, 2017	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$64.6	$(0.5)	$64.1
Long-Term Debt	1,454.4	(9.8)	1,444.6
Total Debt	$1,519.0	$(10.3)	$1,508.7

December 31, 2016	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$188.3	$(0.6)	$187.7
Long-Term Debt	1,380.8	(10.4)	1,370.4
Total Debt	$1,569.1	$(11.0)	$1,558.1

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

On August 25, 2017, ALLETE entered into a $40.0 million term loan agreement (Term Loan). The Term Loan is an unsecured, single draw loan that is due on August 25, 2020, and may be prepaid at any time subject to a make-whole provision. The interest rate on the Term Loan is equal to LIBOR plus 1.025 percent. Proceeds from the Term Loan will be used for general corporate purposes.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2017, our ratio was approximately 0.42 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. As of September 30, 2017, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	$0.1	—	$0.3	$0.2
Total Current Income Tax Expense	$0.1	—	$0.3	$0.2
Deferred Income Tax Expense
Federal	$9.2	$0.4	$20.3	$7.1
State	5.0	1.4	14.5	8.9
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.5)	(0.5)
Total Deferred Income Tax Expense	$14.1	$1.7	$34.3	$15.5
Total Income Tax Expense	$14.2	$1.7	$34.6	$15.7

(a)
For the quarter and nine months ended September 30, 2017, and 2016, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2017	2016	2017	2016
Millions
Income Before Non-Controlling Interest and Income Taxes	$59.1	$42.0	$165.4	$127.2
Statutory Federal Income Tax Rate	35%	35%	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	$20.7	$14.7	$57.9	$44.5
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	3.3	0.9	9.6	5.9
Production Tax Credits	(10.4)	(14.0)	(33.4)	(34.5)
Other	0.6	0.1	0.5	(0.2)
Total Income Tax Expense	$14.2	$1.7	$34.6	$15.7

For the nine months ended September 30, 2017, the effective tax rate was 20.9 percent (12.3 percent for the nine months ended September 30, 2016).

Uncertain Tax Positions. As of September 30, 2017, we had gross unrecognized tax benefits of $1.9 million ($2.0 million as of December 31, 2016). Of the total gross unrecognized tax benefits, $0.7 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2013, or state examination for years before 2012.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

For the quarter and nine months ended September 30, 2017, and 2016, reclassifications out of accumulated other comprehensive loss for the Company were not material. Changes in accumulated other comprehensive loss for the nine months ended September 30, 2017, are presented on the Consolidated Statement of Shareholders’ Equity.

NOTE 11. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan. For the nine months ended September 30, 2017, and 2016, no options to purchase shares of ALLETE common stock were excluded from the computation of diluted earnings per share.

		2017			2016
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income Attributable to ALLETE	$44.9		$44.9	$40.3		$40.3
Average Common Shares	51.0	0.2	51.2	49.4	0.1	49.5
Earnings Per Share	$0.88		$0.88	$0.82		$0.81
Nine Months Ended September 30,
Net Income Attributable to ALLETE	$130.8		$130.8	$111.0		$111.0
Average Common Shares	50.7	0.2	50.9	49.3	0.1	49.4
Earnings Per Share	$2.58		$2.57	$2.25		$2.25

Contributions to Pension. For the nine months ended September 30, 2017, we contributed 0.2 million shares of ALLETE common stock to our defined benefit pension plans, which had an aggregate value of $13.5 million when contributed (no shares were contributed to the defined benefit pension plans for the nine months ended September 30, 2016). These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Income)	2017	2016	2017	2016
Millions
Quarter Ended September 30,
Service Cost	$2.6	$2.0	$1.1	$1.0
Interest Cost	8.1	8.2	2.0	1.9
Expected Return on Plan Assets	(10.6)	(10.7)	(2.6)	(2.8)
Amortization of Prior Service Credits	—	—	(0.5)	(0.7)
Amortization of Net Loss	2.5	2.4	—	—
Net Periodic Benefit Cost (Income)	$2.6	$1.9	—	$(0.6)

Nine Months Ended September 30,
Service Cost	$7.7	$6.1	$3.3	$3.0
Interest Cost	24.4	24.4	5.8	5.6
Expected Return on Plan Assets	(31.8)	(32.0)	(7.9)	(8.4)
Amortization of Prior Service Credits	—	—	(1.5)	(2.2)
Amortization of Net Loss	7.4	7.3	0.2	0.1
Net Periodic Benefit Cost (Income)	$7.7	$5.8	$(0.1)	$(1.9)

Employer Contributions. For the nine months ended September 30, 2017, we contributed $1.7 million in cash and $13.5 million in ALLETE common stock to the defined benefit pension plans ($6.3 million in cash for the nine months ended September 30, 2016); we do not expect to make additional contributions to our defined benefit pension plans in 2017. For the nine months ended September 30, 2017, and 2016, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2017.

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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA. (See Minnkota Power PSA.) Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of September 30, 2017, Square Butte had total debt outstanding of $309.3 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2017, was $60.6 million ($56.8 million for the nine months ended September 30, 2016). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $7.1 million ($7.2 million for the same period in 2016). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

Tenaska PPA. On May 10, 2017, Minnesota Power and an affiliate of Tenaska signed a long-term PPA that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwest Minnesota for a 20-year period beginning in 2020. This agreement is subject to MPUC approval of the construction of a 525 MW to 550 MW combined‑cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE, and a wind energy facility. (See Note 6. Regulatory Matters.) The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2018 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The minimum annual payment obligation under these supply and transportation agreements is $7.2 million for the remainder of 2017, $29.0 million in 2018, $1.8 million in 2019 and none thereafter. The delivered costs of fuel for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Leasing Agreements. BNI Energy is obligated to make lease payments for a dragline totaling $2.8 million annually during the lease term, which expires in 2027. BNI Energy has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We also lease other properties and equipment under operating lease agreements with terms expiring through 2023. The aggregate amount of minimum lease payments for all operating leases is $3.4 million for the remainder of 2017, $12.0 million in 2018, $10.7 million in 2019, $7.5 million in 2020, $5.9 million in 2021 and $18.3 million thereafter.

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

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $66.9 million have been incurred through September 30, 2017, of which $36.8 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

In 2013, the EPA provided guidance to states regarding implementation of the one-hour NO2 NAAQS and in 2014, as clarified in 2015, the MPCA submitted a SIP revision to the EPA addressing the infrastructure requirements of Sections 110(a)(1) and 110(a)(2) of the Clean Air Act in regards to the one-hour NO2 and SO2 NAAQS, among other standards. In 2015, the EPA published in the Federal Register an approval and partial disapproval of the 2014 SIP revision. According to the MPCA, the partial disapproval is regarding state delegation of a program unrelated to the one-hour NAAQS for SO2 and NO2, and is not expected to require further action. On July 16, 2017, the EPA proposed retaining the current one-hour and annual NO2 NAAQS. Additional compliance costs for the one-hour NO2 NAAQS are not expected at this time.

In 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The rule sets emissions thresholds and exemptions for facilities that trigger modeling requirements. In January 2016, the MPCA informed the EPA of the Minnesota sources subject to the rule, confirming that Boswell and Taconite Harbor are the only Minnesota Power generating facilities subject to the DRR. Compliance options include ambient monitoring, modeling existing enforceable emission limits, or modeling actual emissions. The MPCA initially informed Minnesota Power that compliant SO2 modeling recently completed at these facilities would satisfy the DRR obligations and no further modeling would be required; however, the DRR also requires facilities have federally-enforceable permit limits at which the one-hour SO2 NAAQS compliance was modeled by January 13, 2017. Taconite Harbor was issued an amended air permit in September 2016, containing the new modeling limits at that facility. The MPCA did not meet the January 13, 2017, deadline to amend the Boswell permit. The MPCA is in discussions with the EPA on alternate compliance pathways to use existing completed modeling at current limits. On August 21, 2017, the EPA proposed retaining the current primary SO2 one-hour NAAQS. Compliance costs for the one-hour SO2 NAAQS are not expected to be material.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

If upheld, the CPP would establish uniform CO2 emission performance rates for existing fossil fuel-fired and natural gas-fired combined cycle generating units, setting state-specific goals for CO2 emissions from the power sector. State goals were determined based on CPP source-specific performance emission rates and each state’s mix of power plants. The EPA maintains such goals are achievable if a state undertakes a combination of measures across its power sector that constitutes the EPA’s guideline for a Best System of Emission Reductions (BSER). BSER is comprised of three building blocks: 1) improved fossil fuel power plant efficiency, 2) increased reliance on low-emitting power sources by generating more electricity from existing natural gas combined-cycle units, and 3) building more zero- and low-emitting power sources, including renewable energy. States may also choose to include avoided CO2 emissions from customer energy efficiency measures for credit towards meeting state goals. The regulatory review initiated by the March 28, 2017, Executive Order titled Promoting Energy Independence and Economic Growth is directed to include Section 111(b) and 111(d) CPP provisions. In addition, the EPA has filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit to hold CPP-related litigation in abeyance while the EPA is reviewing the rule. On October 10, 2017, the EPA issued a notice of proposed rulemaking, proposing to repeal the CPP. Minnesota Power continues to monitor the status of the CPP and related matters.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Steam Electric Power Generating Effluent Guidelines. In 2015, the EPA issued revised federal effluent limit guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It sets effluent limits and prescribes BACT for several wastewater streams, including flue gas desulphurization (FGD) water and coal combustion landfill leachate. On April 12, 2017, the EPA published in the Federal Register the postponement of certain compliance deadlines and formally announced that it would reconsider the final ELG rule. Under the ELG rule schedule, required compliance activity deadlines could have been in place as soon as November 1, 2018. These deadlines could have included prescriptive wastewater treatment technology installation, as well as a ban on bottom ash contact water discharges. If the EPA’s reconsideration results in the rule being revised or rescinded, the authority to regulate bottom ash transport water and FGD wastewater would fall under existing Effluent Guidelines Limits and state resource agency purview. On September 13, 2017, the EPA formally announced a two-year postponement of the ELG compliance date to November 1, 2020, while the agency reconsiders bottom ash transport water and FGD wastewater provisions.

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

Coal Ash Management Facilities. Minnesota Power stores or disposes coal ash at four of its electric generating facilities by the following methods: storing ash in lined onsite impoundments (ash ponds), disposing of dry ash in a lined dry ash landfill which has been idled and has a temporary landfill cover in place, applying ash to land as an approved beneficial use and trucking ash to state permitted landfills.

The EPA issued the final coal combustion residuals (CCR) rule in 2014 under Subtitle D (non-hazardous) of RCRA and it was published in the Federal Register in 2015. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 10 years and be between approximately $65 million and $100 million. Recently, the EPA has indicated to Minnesota Power that the Taconite Harbor landfill is a CCR unit, based on the EPA’s interpretation of the CCR rule language. Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. On September 13, 2017, the EPA announced its intention to formally reconsider the CCR rule. Compliance costs, if any, for CCR at Taconite Harbor cannot be estimated at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2018 and 2032. As of September 30, 2017, ALLETE Clean Energy has $15.4 million outstanding in standby letters of credit.

U.S. Water Services. As of September 30, 2017, U.S. Water Services has $0.8 million outstanding in standby letters of credit.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

BNI Energy. As of September 30, 2017, BNI Energy had surety bonds outstanding of $49.9 million and a letter of credit for an additional $0.6 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of September 30, 2017, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is approximately $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. At September 30, 2017, we owned 70 percent of the assessable land in the Town Center District (72 percent at December 31, 2016) and 58 percent of the assessable land in the Palm Coast Park District (92 percent at December 31, 2016). At September 30, 2017, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $2.0 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

NOTE 14. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Millions
Operating Revenue
Regulated Operations	$277.6	$253.3	$824.1	$740.5

Energy Infrastructure and Related Services
ALLETE Clean Energy	13.5	14.7	56.8	57.1
U.S. Water Services	40.2	37.8	110.7	104.5

Corporate and Other	31.2	43.8	89.8	96.1
Total Operating Revenue	$362.5	$349.6	$1,081.4	$998.2
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$34.2	$45.0	$110.1	$110.0

Energy Infrastructure and Related Services
ALLETE Clean Energy	0.6	1.0	11.1	9.7
U.S. Water Services	1.3	1.5	1.6	2.0

Corporate and Other	8.8	(7.2)	8.0	(10.7)
Total Net Income Attributable to ALLETE	$44.9	$40.3	$130.8	$111.0

	September 30, 2017	December 31, 2016
Millions
Assets
Regulated Operations	$3,811.7	$3,823.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	560.3	566.0
U.S. Water Services	293.3	264.1

Corporate and Other	313.2	222.9
Total Assets	$4,978.5	$4,876.9

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2017, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2017, to the nine months ended September 30, 2016.

Net income attributable to ALLETE for the nine months ended September 30, 2017, was $130.8 million, or $2.57 per diluted share, compared to $111.0 million, or $2.25 per diluted share, for the same period in 2016. Net income in 2017 included a favorable impact of approximately $8 million after-tax, or $0.16 per share, for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2016 included an adverse impact of approximately $9 million after-tax, or $0.18 per share, for the regulatory outcome of the November 2016 MPUC order. Net income in 2016 also included an approximately $3 million after-tax, or $0.07 per share, gain for the sale of ALLETE Properties’ Ormond Crossings project and Lake Swamp wetland mitigation bank. Earnings per share dilution was $0.08 due to additional shares of common stock outstanding as of September 30, 2017.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulated Operations net income attributable to ALLETE was $110.1 million for the nine months ended September 30, 2017, compared to $110.0 million for the same period in 2016. Net income at Minnesota Power decreased $1.1 million after-tax primarily due to higher depreciation, interest, and taxes other than income taxes, lower FERC formula-based rates, lower financial incentives under the Minnesota conservation improvement program, lower sales to other power suppliers as a result of higher industrial sales and lower market prices, and lower kWh sales to residential, commercial and municipal customers due to milder temperatures in 2017. These decreases were mostly offset by the implementation of interim retail rates on January 1, 2017, and higher industrial kWh sales. Our equity earnings in ATC for the nine months ended September 30, 2017, increased $1.4 million after-tax primarily due to a higher investment balance and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints.

ALLETE Clean Energy net income attributable to ALLETE was $11.1 million for the nine months ended September 30, 2017, compared to $9.7 million for the same period in 2016. Net income increased primarily due to lower operating and maintenance expenses, and lower interest expense. Net income in 2016 included an allocation of earnings to a non-controlling interest in the limited liability company that owns the Condon wind energy facility, which was acquired by ALLETE Clean Energy in April 2016. (See Note 3. Acquisitions.)

U.S. Water Services net income attributable to ALLETE was $1.6 million for the nine months ended September 30, 2017, compared to $2.0 million for the same period in 2016. The decrease in net income is primarily due to increased operating expenses as a result of investments for future growth in waste treatment and water safety applications, partially offset by higher operating revenue.

Corporate and Other net income attributable to ALLETE was $8.0 million for the nine months ended September 30, 2017, compared to a net loss of $10.7 million for the same period in 2016. Net income in 2017 included a favorable impact of approximately $8 million after-tax for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2017 also included lower accretion expense relating to the contingent consideration liability and lower interest expense. Net income in 2016 included an adverse impact of approximately $9 million after-tax for the regulatory outcome of the November 2016 MPUC order. Net income in 2016 also included an approximately $3 million after-tax gain for the sale of ALLETE Properties’ Ormond Crossings project and Lake Swamp wetland mitigation bank.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2017	2016
Millions
Operating Revenue – Utility	$277.6	$253.3
Fuel, Purchased Power and Gas – Utility	93.5	91.7
Transmission Services – Utility	18.9	16.6
Operating and Maintenance	50.9	52.9
Depreciation and Amortization	39.6	38.5
Taxes Other than Income Taxes	12.8	11.3
Operating Income	61.9	42.3
Interest Expense	(14.1)	(13.0)
Equity Earnings in ATC	5.9	6.1
Other Income	0.4	0.6
Income Before Income Taxes	54.1	36.0
Income Tax Expense (Benefit)	19.9	(9.0)
Net Income Attributable to ALLETE	$34.2	$45.0

ALLETE, Inc. Third Quarter 2017 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016 (Continued)
Regulated Operations (Continued)

Operating Revenue – Utility increased $24.3 million, or 10 percent, from 2016 primarily due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits, interim retail rates, and higher fuel adjustment clause recoveries, partially offset by lower revenue from kWh sales, financial incentives under the Minnesota conservation improvement program and transmission revenue.

Revenue increased $29.3 million due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits. As a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue approximately $14 million in 2017. As a result of the adverse impact for the regulatory outcome of the November 2016 MPUC order, Regulated Operations reduced operating revenue approximately $15 million in 2016. (See Note 6. Regulatory Matters.)

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2017, resulting in revenue of $7.7 million. (See Note 6. Regulatory Matters.)

Fuel adjustment clause recoveries increased $3.0 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Operating Expenses - Fuel, Purchased Power and Gas – Utility.)

Revenue from kWh sales decreased $8.0 million from 2016 primarily due to lower sales to Residential, Commercial and Municipal customers. Sales to Residential, Commercial and Municipal customers decreased primarily due to cooler temperatures in 2017. Cooling degree days in Duluth, Minnesota, were approximately 50 percent lower in 2017 compared to the same period in 2016. Sales to Industrial customers increased 13.8 percent primarily due to increased taconite production. Sales to Other Power Suppliers decreased 14.4 percent from 2016 as a result of increased sales to Industrial customers. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Kilowatt-hours Sold			Quantity	%
Quarter Ended September 30,	2017	2016	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	239	250	(11)	(4.4)%
Commercial	364	383	(19)	(5.0)%
Industrial	1,859	1,633	226	13.8%
Municipal	195	205	(10)	(4.9)%
Total Retail and Municipal	2,657	2,471	186	7.5%
Other Power Suppliers	977	1,141	(164)	(14.4)%
Total Regulated Utility Kilowatt-hours Sold	3,634	3,612	22	0.6%

Revenue from electric sales to taconite and iron concentrate customers accounted for 22 percent of consolidated operating revenue in 2017 (17 percent in 2016). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2017 (5 percent in 2016). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2017 (7 percent in 2016).

Financial incentives under the Minnesota conservation improvement program decreased $7.5 million from 2016 due to the timing of MPUC approval. In 2017, the conservation improvement program financial incentive of $5.5 million was recognized in the second quarter upon approval by the MPUC in an order dated June 22, 2017. In 2016, the financial incentive of $7.5 million was recognized in the third quarter.

Transmission revenue decreased $1.8 million primarily due to lower MISO-related revenue. (See Operating Expenses - Transmission Services – Utility.)

ALLETE, Inc. Third Quarter 2017 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016 (Continued)
Regulated Operations (Continued)

Operating Expenses increased $4.7 million, or 2 percent, from 2016.

Fuel, Purchased Power and Gas – Utility expense increased $1.8 million, or 2 percent, from 2016 primarily due to increased kWh sales and higher fuel costs, partially offset by lower purchased power prices. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue – Utility.)

Transmission Services – Utility expense increased $2.3 million, or 14 percent, from 2016 primarily due to higher MISO‑related expense. (See Operating Revenue – Utility.)

Operating and Maintenance expense decreased $2.0 million, or 4 percent, from 2016 primarily due to lower materials purchased for generation facilities.

Depreciation and Amortization expense increased $1.1 million, or 3 percent, from 2016 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $1.5 million, or 13 percent, from 2016 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense increased $1.1 million, or 8 percent, from 2016 primarily due to higher average interest rates. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Income Tax Expense increased $28.9 million from 2016 due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits. (See Note 6. Regulatory Matters.)

As a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue and reduced the corresponding regulatory liability for approximately $14 million resulting in an income tax expense of approximately $6 million in the third quarter of 2017. In addition, Regulated Operations recorded an income tax expense of approximately $8 million for North Dakota investment tax credits transferred to Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of approximately $8 million for the North Dakota investment tax credits transferred from Regulated Operations.

As a result of the adverse impact for the regulatory outcome of the November 2016 MPUC order, Regulated Operations reduced operating revenue and recorded a corresponding regulatory liability for approximately $15 million resulting in an income tax benefit of approximately $6 million in the third quarter of 2016. In addition, Regulated Operations recorded an income tax benefit of approximately $9 million for North Dakota investment tax credits transferred from Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax expense of approximately $9 million for the North Dakota investment tax credits transferred to Regulated Operations.

ALLETE Clean Energy

Quarter Ended September 30,	2017	2016
Millions
Operating Revenue	$13.5	$14.7
Net Income Attributable to ALLETE	$0.6	$1.0

Operating Revenue decreased $1.2 million, or 8 percent, from 2016 primarily due to lower kWh sales at the wind energy facilities resulting from lower wind resources.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016 (Continued)
ALLETE Clean Energy (Continued)

	Quarter Ended September 30,
	2017		2016
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Lake Benton	32.5	$2.2	42.2	$2.6
Storm Lake II	19.7	1.9	22.2	1.9
Condon	14.7	1.2	16.0	1.4
Storm Lake I	28.1	2.6	31.2	2.4
Chanarambie/Viking	36.3	2.6	45.3	2.7
Armenia Mountain	31.2	3.0	40.2	3.7
Total Production and Operating Revenue	162.5	$13.5	197.1	$14.7

Net Income Attributable to ALLETE decreased $0.4 million, or 40 percent, from 2016. Net income in 2017 included lower operating revenue, partially offset by lower operating and maintenance expense compared to the same period in 2016.

U.S. Water Services

Quarter Ended September 30,	2017	2016
Millions
Operating Revenue	$40.2	$37.8
Net Income Attributable to ALLETE	$1.3	$1.5

Operating Revenue increased $2.4 million, or 6 percent, from 2016 primarily due to increased revenue from sales of equipment, and chemicals and related services. Revenue from equipment sales was $8.7 million in 2017 compared to $6.7 million in 2016; equipment sales can significantly fluctuate from period to period. Revenue from chemical sales and related services was $31.5 million in 2017 compared to $31.1 million in 2016.

Net Income Attributable to ALLETE decreased $0.2 million from 2016 primarily due to increased operating expenses as a result of investments for future growth in waste treatment and water safety applications, partially offset by higher operating revenue.

Corporate and Other

Operating Revenue decreased $12.6 million, or 29 percent, from 2016 primarily due to a decrease in land sales at ALLETE Properties, partially offset by an increase in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2017 compared to the same period in 2016.

Net Income Attributable to ALLETE was $8.8 million in 2017 compared to a net loss of $7.2 million in 2016. Net income in 2017 included a favorable impact of approximately $8 million after-tax for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2017 also included lower accretion expense relating to the contingent consideration liability and lower interest expense. Net income in 2016 included an adverse impact of approximately $9 million after-tax for the regulatory outcome of the November 2016 MPUC order. Net income in 2016 also included an approximately $3 million after-tax gain for the sale of ALLETE Properties’ Ormond Crossings project and Lake Swamp wetland mitigation bank. Net income at BNI Energy was $1.8 million in 2017 compared to $1.7 million in 2016, and net income at ALLETE Properties was $0.2 million in 2017 compared to $2.7 million in 2016.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016 (Continued)

Income Taxes – Consolidated

For the quarter ended September 30, 2017, the effective tax rate was 24.0 percent (4.0 percent for the quarter ended September 30, 2016). The increase from 2016 was primarily due to higher pre-tax income. (See Regulated Operations - Income Tax Expense.) We expect our annual effective tax rate in 2017 to be higher than 2016 due to higher pre-tax income. The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.) The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2017	2016
Millions
Operating Revenue – Utility	$824.1	$740.5
Fuel, Purchased Power and Gas – Utility	283.2	250.6
Transmission Services – Utility	53.1	49.5
Operating and Maintenance	162.2	157.0
Depreciation and Amortization	118.3	115.1
Taxes Other than Income Taxes	38.7	36.3
Operating Income	168.6	132.0
Interest Expense	(42.6)	(38.8)
Equity Earnings in ATC	17.3	15.0
Other Income	0.8	1.8
Income Before Income Taxes	144.1	110.0
Income Tax Expense	34.0	—
Net Income Attributable to ALLETE	$110.1	$110.0

Operating Revenue – Utility increased $83.6 million, or 11 percent, from 2016 primarily due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits as well as higher interim retail rates, fuel adjustment clause recoveries, conservation improvement program recoveries, revenue from kWh sales and transmission revenue, partially offset by lower FERC formula-based rates and financial incentives under the Minnesota conservation improvement program.

Revenue increased $29.3 million due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits. As a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue approximately $14 million in 2017. As a result of the adverse impact for the regulatory outcome of the November 2016 MPUC order, Regulated Operations reduced operating revenue approximately $15 million in 2016. (See Note 6. Regulatory Matters.)

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2017, resulting in revenue of $24.3 million. (See Note 6. Regulatory Matters.)

Fuel adjustment clause recoveries increased $21.8 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Operating Expenses - Fuel, Purchased Power and Gas – Utility.)

Conservation improvement program recoveries increased $5.2 million from 2016 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

ALLETE, Inc. Third Quarter 2017 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Continued)
Regulated Operations (Continued)

Revenue from kWh sales increased $2.0 million from 2016 primarily due to higher sales to Industrial customers. Sales to Industrial customers increased 14.7 percent primarily due to increased taconite production and the commencement of a long‑term PSA with Silver Bay Power in June 2016. Sales to Other Power Suppliers decreased 12.6 percent from 2016 as a result of increased sales to Industrial customers and lower pricing. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. Sales to Residential, Commercial and Municipal customers decreased primarily due to milder temperatures in 2017. In Duluth, Minnesota, heating degree days in the winter months and cooling degree days in the summer months were approximately 5 percent and 60 percent lower, respectively, in 2017 compared to the same periods in 2016.

Kilowatt-hours Sold			Quantity	%
Nine Months Ended September 30,	2017	2016	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	791	816	(25)	(3.1)%
Commercial	1,061	1,090	(29)	(2.7)%
Industrial	5,437	4,740	697	14.7%
Municipal	591	611	(20)	(3.3)%
Total Retail and Municipal	7,880	7,257	623	8.6%
Other Power Suppliers	3,022	3,456	(434)	(12.6)%
Total Regulated Utility Kilowatt-hours Sold	10,902	10,713	189	1.8%

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

Transmission revenue increased $1.3 million primarily due to higher MISO-related revenue and period over period changes in the estimate of a refund liability related to MISO return on equity complaints. (See Operating Expenses - Transmission Services – Utility.)

Revenue from wholesale customers under FERC formula-based rates decreased $2.4 million from 2016 primarily due to lower rates.

Financial incentives under the Minnesota conservation improvement program decreased $1.9 million from 2016.

Operating Expenses increased $47.0 million, or 8 percent, from 2016.

Fuel, Purchased Power and Gas – Utility expense increased $32.6 million, or 13 percent, from 2016 primarily due to increased kWh sales and higher fuel costs, partially offset by lower purchased power prices. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue – Utility.)

Transmission Services – Utility expense increased $3.6 million, or 7 percent, from 2016 primarily due to higher MISO-related expense. (See Operating Revenue – Utility.)

Operating and Maintenance expense increased $5.2 million, or 3 percent, from 2016 primarily due to a $5.2 million increase in conservation improvement program expenses in 2017 and the absence of a $3.6 million sales tax refund received in 2016. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue – Utility.)

Depreciation and Amortization expense increased $3.2 million, or 3 percent, from 2016 primarily due to additional property, plant and equipment in service.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Continued)
Regulated Operations (Continued)

Taxes Other than Income Taxes increased $2.4 million, or 7 percent, from 2016 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense increased $3.8 million, or 10 percent, from 2016 primarily due to higher average interest rates. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC increased $2.3 million, or 15 percent, from 2016 primarily due to additional investments in ATC and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints. (See Note 7. Investment in ATC.)

Income Tax Expense increased $34.0 million from 2016 due to higher pre-tax income and the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits. (See Note 6. Regulatory Matters.)

As a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue and reduced the corresponding regulatory liability for approximately $14 million resulting in an income tax expense of approximately $6 million in the third quarter of 2017. In addition, Regulated Operations recorded an income tax expense of approximately $8 million for North Dakota investment tax credits transferred to Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of approximately $8 million for the North Dakota investment tax credits transferred from Regulated Operations.

As a result of the adverse impact for the regulatory outcome of the November 2016 MPUC order, Regulated Operations reduced operating revenue and recorded a corresponding regulatory liability for approximately $15 million resulting in an income tax benefit of approximately $6 million in the third quarter of 2016. In addition, Regulated Operations recorded an income tax benefit of approximately $9 million for North Dakota investment tax credits transferred from Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax expense of approximately $9 million for the North Dakota investment tax credits transferred to Regulated Operations.

We expect our annual effective tax rate in 2017 to be higher than 2016 due to higher pre-tax income.

ALLETE Clean Energy

Nine Months Ended September 30,	2017	2016
Millions
Operating Revenue	$56.8	$57.1
Net Income Attributable to ALLETE	$11.1	$9.7

Operating Revenue decreased $0.3 million, or 1 percent, from 2016 primarily due to lower kWh sales at the wind energy facilities resulting from lower wind resources.

	Nine Months Ended September 30,
	2017		2016
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Lake Benton	166.7	$8.8	175.7	$9.1
Storm Lake II	102.9	7.1	113.8	7.5
Condon	59.5	4.9	67.0	5.7
Storm Lake I	147.2	9.0	151.5	8.4
Chanarambie/Viking	181.8	10.0	190.4	9.5
Armenia Mountain	181.4	17.0	181.0	16.9
Total Production and Operating Revenue	839.5	$56.8	879.4	$57.1

ALLETE, Inc. Third Quarter 2017 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Continued)
ALLETE Clean Energy (Continued)

Net Income Attributable to ALLETE increased $1.4 million, or 14 percent, from 2016. Net income in 2017 included lower operating and maintenance expense, and lower interest expense compared to the same period in 2016. Net income in 2016 included an allocation of earnings to a non-controlling interest in the limited liability company that owns the Condon wind energy facility, which was acquired by ALLETE Clean Energy in April 2016. (See Note 3. Acquisitions.)

U.S. Water Services

Nine Months Ended September 30,	2017	2016
Millions
Operating Revenue	$110.7	$104.5
Net Income Attributable to ALLETE	$1.6	$2.0

Operating Revenue increased $6.2 million, or 6 percent, from 2016 primarily due to higher revenue from sales of chemicals and related services, and equipment. Revenue from chemical sales and related services was $87.4 million in 2017 compared to $84.3 million in 2016. Revenue from equipment sales was $23.3 million for 2017 compared to $20.2 million in 2016; equipment sales can significantly fluctuate from period to period.

Net Income Attributable to ALLETE decreased $0.4 million from 2016. The decrease in net income is primarily due to increased operating expenses as a result of investments for future growth in waste treatment and water safety applications, partially offset by higher operating revenue.

Corporate and Other

Operating Revenue decreased $6.3 million, or 7 percent, from 2016 primarily due to a decrease in land sales at ALLETE Properties, partially offset by an increase in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2017 compared to the same period in 2016.

Net Income Attributable to ALLETE was $8.0 million in 2017 compared to a net loss of $10.7 million in 2016. Net income in 2017 included a favorable impact of approximately $8 million after-tax for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2017 also included lower accretion expense relating to the contingent consideration liability and lower interest expense. Net income in 2016 included an adverse impact of approximately $9 million after-tax for the regulatory outcome of the November 2016 MPUC order. Net income in 2016 also included an approximately $3 million after-tax gain for the sale of ALLETE Properties’ Ormond Crossings project and Lake Swamp wetland mitigation bank. Net income at BNI Energy was $5.6 million in 2017 compared to $5.4 million for the same period in 2016. The net loss at ALLETE Properties was $1.4 million in 2017 compared to net income of $1.1 million in 2016.

Income Taxes – Consolidated

For the nine months ended September 30, 2017, the effective tax rate was 20.9 percent (12.3 percent for the nine months ended September 30, 2016). The increase from 2016 was primarily due to higher pre-tax income. (See Regulated Operations - Income Tax Expense.) We expect our annual effective tax rate in 2017 to be higher than 2016 due to higher pre-tax income. The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

OUTLOOK (Continued)
Regulatory Matters (Continued)

On February 23, 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an order dated April 13, 2017, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning May 1, 2017. As a result of working with intervenors and further developments as the rate review has progressed, Minnesota Power’s final rate request is approximately $49 million on an annualized basis. A report and recommendation from the administrative law judge is scheduled to be issued in November 2017, with a final decision from the MPUC expected in January 2018. Management has evaluated the need for a reserve for interim rate refunds and concluded that a reserve is not necessary as of September 30, 2017. Management evaluates the need for reserves for interim rates each reporting period.

As part of its 2016 general rate case and through its 2017 remaining life depreciation petition filed on February 1, 2017, Minnesota Power is seeking an extension of the recovery period for Boswell to better reflect recent environmental investments at the facility and mitigate rate increases for our customers. If the requested recovery period extension is approved, annual depreciation expense will be reduced by approximately $25 million. If not approved, we would expect final rates to be increased by a similar amount, subject to regulatory approval. We cannot predict the level of final rates that may be authorized by the MPUC.

2016 Wisconsin General Rate Case. In June 2016, SWL&P filed a rate increase request with the PSCW requesting an average increase of 3.1 percent for retail customers. The filing sought an overall return on equity of 10.9 percent and a 55 percent equity ratio. In an order dated August 9, 2017, the PSCW approved SWL&P’s rate increase request allowing for a 10.5 percent return on common equity and a 55 percent equity ratio. The order authorizes SWL&P to collect on average a 2.9 percent increase in rates for retail customers (3.8 percent increase in electric rates; (4.8) percent decrease in natural gas rates; and 9.8 percent increase in water rates). Final rates became effective on August 14, 2017. On an annualized basis, SWL&P will collect additional revenue of approximately $2.5 million.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 50 percent of our regulated utility kWh sales in the nine months ended September 30, 2017, were made to our industrial customers (44 percent in the nine months ended September 30, 2016).

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 75 percent of capacity during the first nine months of 2017 compared to 72 percent in the first nine months of 2016. The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2017 will increase by approximately 5 percent compared to 2016.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

USS Corporation. In 2015, USS Corporation temporarily idled its Minnesota Ore Operations - Keetac plant in Keewatin, Minnesota, and a portion of its Minnesota Ore Operations - Minntac plant in Mountain Iron, Minnesota. These actions were due to high inventory levels and ongoing adjustment of its steel producing operations throughout North America. Global influences in the market, including a higher level of imports, unfairly traded products and reduced steel prices, were cited as having an impact. USS Corporation returned its Minntac plant to full production in 2015, and in the first quarter of 2017, USS Corporation restarted its Keetac plant. USS Corporation has the capability to produce approximately 5 million tons and 15 million tons of taconite annually at its Keetac and Minntac plants, respectively.

United Taconite. On May 16, 2017, Cliffs announced that production of a fully fluxed taconite pellet has started at its United Taconite facility. Cliffs broke ground in August 2016 and invested approximately $75 million into the project. The new product replaces a flux pellet previously made at Cliffs’ indefinitely idled Empire operation in Michigan.

Northshore Mining. Cliffs has announced that it is investing further in Minnesota ore operations, specifically it plans to invest approximately $75 million through 2020 to expand capacity for producing direct reduced-grade pellets at Northshore Mining. The additional direct reduced‑grade pellets could be sold commercially or used to supply Cliff’s planned hot briquetted iron production plant in Toledo, Ohio. Minnesota Power has a long-term PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining.

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

UPM Blandin. On October 24, 2017, UPM-Kymmene Corporation announced that in light of the global market situation for graphic papers, and to sustain its competitiveness and leading position in the market, it plans to permanently close one of its two paper machines located at UPM Blandin in Grand Rapids, Minnesota. The closure is expected to be completed by the end of the first quarter of 2018. Paper production related to its other paper machine is planned to continue at UPM Blandin. Minnesota Power provides electric and steam service to UPM Blandin. Minnesota Power has formally notified the MPUC in its current general rate case docket regarding the UPM Blandin announcement.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

Nashwauk Public Utilities Commission. Mesabi Metallics is a retail customer of the Nashwauk Public Utilities Commission, and Minnesota Power has a wholesale electric contract with the Nashwauk Public Utilities Commission for electric service through at least December 2032, subject to bankruptcy court approval. Mesabi Metallics filed for bankruptcy protection in July 2016, under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On June 13, 2017, the bankruptcy court approved a settlement plan for a consortium led by Chippewa Capital Partners LLC to take control of the project, subject to certain stipulations.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

PolyMet. PolyMet is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources (DNR) issued its Record of Decision in March 2016, finding the final EIS adequate. The 30-day period allowed by law to challenge the Record of Decision passed without any legal challenges being filed. In July 2016, PolyMet submitted applications for water-related permits with the State of Minnesota, and in August 2016, an application for an air quality permit was submitted to the MPCA. In November 2016, PolyMet submitted a state permit to mine application to the DNR detailing its operational plans for the mine. The final EIS also requires Records of Decision by the federal agencies, which are expected in 2017, before final action can be taken on the required federal permits to construct and operate the mining operation. On January 9, 2017, the U.S. Forest Service signed the Final Record of Decision authorizing a land exchange with PolyMet, which upon completion of title transfer will result in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a ten-year power supply contract with PolyMet that would begin upon start‑up of operations.

EnergyForward. Minnesota Power is executing EnergyForward, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind, solar, natural gas and hydroelectric power, the installation of emissions control technology and the idling of certain coal-fired generating facilities.

On July 28, 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas energy PPA. These agreements will be subject to MPUC approval of the construction of a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order September 19, 2017, the MPUC approved Minnesota Power’s request that approval for the natural gas energy PPA be decided through an administrative law judge process. The administrative law judge is expected to provide a recommendation by July 2018, and the Company anticipates a MPUC decision in the second half of 2018. The MPUC did not take any action regarding the wind and solar energy PPAs which will be refiled separately from the natural gas energy PPA.

Integrated Resource Plan. In 2015, Minnesota Power filed its 2015 IRP with the MPUC which contained steps in its EnergyForward strategic plan, and included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. In a July 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for Taconite Harbor, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. In October 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as part of its EnergyForward strategic plan. In an order dated September 19, 2017, the MPUC approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2019. (See Note 6. Regulatory Matters.)

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Minnesota Solar Energy Standard. In 2013, legislation was enacted by the state of Minnesota requiring at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less. In a February 2016 order finalized in December 2016, the MPUC approved Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, as eligible to meet the solar energy standard and for current cost recovery. Camp Ripley was completed in the fourth quarter of 2016. In a July 2016 order, the MPUC approved a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array to be owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power believes Camp Ripley and the community solar garden project will meet approximately one-third of the overall mandate. Additionally, in an order dated February 10, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. This proposal to incentivize customer‑sited solar installations is expected to meet a portion of the required mandate related to solar photovoltaic devices with a nameplate capacity of 40 kW or less.

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. Currently, there is no approved customer billing rate for solar costs.

Wind Energy. Minnesota Power’s wind energy facilities consist of Bison (497 MW) located in North Dakota, and Taconite Ridge (25 MW) located in northeastern Minnesota. Minnesota Power also has two long-term wind energy PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota.

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

Updated customer billing rates for the renewable cost recovery rider, which includes investments and expenditures related to Bison, were approved by the MPUC at a hearing on September 28, 2017, which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested.

In a November 2016 order, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power recorded a regulatory liability and a reduction in operating revenue of approximately $15 million in the third quarter of 2016. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an approximately $9 million charge to net income in the third quarter of 2016. In December 2016, Minnesota Power submitted a request for reconsideration with the MPUC. In an order dated February 14, 2017, the MPUC decided to reconsider its November 2016 order.

At a hearing on September 28, 2017, the MPUC modified its November 2016 order to allow Minnesota Power to account for North Dakota investment tax credits based on the long‑standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. As a result of the favorable regulatory outcome, Minnesota Power recorded a reduction in its regulatory liability and an increase in operating revenue of approximately $14 million in the third quarter of 2017. The North Dakota investment tax credits were reestablished as income tax credits in Corporate and Other, resulting in an approximately $8 million increase to net income in the third quarter of 2017.

The stand-alone method provides that income taxes (and credits) are calculated as if Minnesota Power was the only entity included in ALLETE’s consolidated federal and unitary state income tax returns. Minnesota Power has recorded a regulatory liability for North Dakota investment tax credits generated by its jurisdictional activity and expected to be realized in the future. North Dakota investment tax credits attributable to ALLETE’s apportionment and income of ALLETE’s other subsidiaries are included in Corporate and Other operations.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

In 2015, Minnesota Power and Manitoba Hydro signed a fifth PPA that provides for Minnesota Power to purchase 50 MW of capacity at fixed prices. The PPA began in June 2017 and expires in May 2020.

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

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $66.9 million have been incurred through September 30, 2017, of which $36.8 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in parts of Wisconsin, Michigan, Minnesota and Illinois. As of September 30, 2017, our equity investment in ATC was $146.0 million ($135.6 million as of December 31, 2016). In the first nine months of 2017, we invested $6.6 million in ATC, and on October 31, 2017, we invested an additional $1.2 million. We do not expect to make any additional investments in 2017. (See Note 7. Investment in ATC.)

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

ATC’s 10-year transmission assessment, which covers the years 2017 through 2026, identifies a need for between $2.8 billion and $3.6 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

U.S. Water Services.

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services is located in 49 states and Canada, and has an established base of approximately 4,800 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment and chemical water treatment, and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the commercial and institutional markets, food and beverage, light manufacturing, power generation, and midstream oil and gas industries, among others. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year.

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

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.6 million tons of coal in 2017 (3.8 million tons were sold in 2016) and has sold 3.5 million tons for the nine months ended September 30, 2017 (3.3 million tons were sold for the nine months ended September 30, 2016). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. Market conditions can impact land sales and could result in our inability to cover our cost basis, operating expenses or fixed carrying costs such as community development district assessments and property taxes. ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park, with approximately 2,500 acres combined of land available-for-sale. In addition to these two projects, ALLETE Properties has approximately 1,000 acres of other land available-for-sale.

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

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2017, we had cash and cash equivalents of $104.4 million, $397.8 million in available consolidated lines of credit and a debt-to-capital ratio of 43 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2017%		December 31, 2016%
Millions
Shareholders’ Equity	$2,042.7	57	$1,893.0	55
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,519.0	43	1,569.1	45
	$3,561.7	100	$3,462.1	100

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2017	2016
Millions
Cash and Cash Equivalents at Beginning of Period	$27.5	$97.0
Cash Flows from (used for)
Operating Activities	307.2	237.8
Investing Activities	(151.7)	(120.7)
Financing Activities	(78.6)	(106.9)
Change in Cash and Cash Equivalents	76.9	10.2
Cash and Cash Equivalents at End of Period	$104.4	$107.2

Operating Activities. Cash from operating activities was higher in 2017 compared to 2016 primarily due to a payment of $31.0 million made in 2016 as part of a long-term PSA between Minnesota Power and Silver Bay Power as well as higher recoveries of our cost recovery riders, net income and non-cash items in 2017, partially offset by an increase in customer receivables and higher payments on accounts payable in 2017.

Investing Activities. Cash used for investing activities was higher in 2017 compared to 2016 primarily due to the acquisition of Tonka Water, higher capital expenditures and additional investments in ATC in 2017.

Financing Activities. Cash used for financing activities was lower in 2017 primarily due to proceeds received from the issuance of common stock of $80.5 million compared to $27.0 million in 2016, partially offset by higher contingent consideration payments in 2017 and higher repayments of long-term debt of $183.6 million in 2017, net of long-term debt issuances of $131.5 million in 2017. Additionally, in 2016 the Company paid $8.0 million to acquire the non-controlling interest of the limited liability company that owns the Condon wind energy facility. (See Securities and Note 3. Acquisitions.)

ALLETE, Inc. Third Quarter 2017 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2017, we had consolidated bank lines of credit aggregating $409.0 million ($409.0 million as of December 31, 2016), the majority of which expire in November 2019. We had $11.2 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of September 30, 2017 ($11.1 million in standby letters of credit and no outstanding draws as of December 31, 2016). In addition, as of September 30, 2017, we had 3.2 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance. For the nine months ended September 30, 2017, 1.0 million shares of common stock were issued under this agreement, resulting in net proceeds of $65.7 million (0.1 million shares were issued for the nine months ended September 30, 2016, resulting in net proceeds of $7.6 million). The shares issued in 2017 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the nine months ended September 30, 2017, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $14.8 million (0.4 million shares were issued for the nine months ended September 30, 2016, resulting in net proceeds of $19.6 million). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-188315, 333-183051 and 333-162890.

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

On August 25, 2017, ALLETE entered into a $40.0 million term loan agreement (Term Loan). The Term Loan is an unsecured, single draw loan that is due on August 25, 2020, and may be prepaid at any time subject to a make-whole provision. The interest rate on the Term Loan is equal to LIBOR plus 1.025 percent. (See Note 8. Short-Term and Long-Term Debt.)

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. During the nine months ended September 30, 2017, we contributed $1.7 million in cash and 0.2 million shares of ALLETE common stock, which had an aggregate value of $13.5 million when contributed, to the defined benefit pension plan. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We do not expect to make additional contributions to our defined benefit pension plans in 2017, and we do not expect to make any contributions to our other postretirement benefit plans in 2017. (See Note 11. Earnings Per Share and Common Stock and Note 12. Pension and Other Postretirement Benefit Plans.)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2016 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

Capital Requirements. Our capital expenditures for 2017 are expected to be approximately $215 million. The decrease from the 2017 capital expenditures projected in our 2016 Form 10-K is primarily due to approximately $65 million of lower expected capital expenditures for the GNTL. The reduction in 2017 capital expenditures relating to the GNTL is anticipated to be offset by increased capital expenditures in future periods. (See Note 6. Regulatory Matters.) For the nine months ended September 30, 2017, capital expenditures totaled $135.8 million ($101.6 million for the nine months ended September 30, 2016). The expenditures were primarily made in the Regulated Operations segment.

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

Employees.

As of September 30, 2017, ALLETE had 2,051 employees, of which 1,991 were full-time.

Minnesota Power and SWL&P have an aggregate of 521 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on January 31, 2018.

BNI Energy has 180 employees, of which 137 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2017, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 2. Investments.)

COMMODITY PRICE RISK

Our regulated utility operations incur costs for power and fuel (primarily coal and related transportation) in Minnesota and power and natural gas purchased for resale in our regulated service territory in Wisconsin. Minnesota Power’s exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory framework, which allows recovery of fuel costs in excess of those included in base rates or distribution of savings in fuel costs to ratepayers. SWL&P’s exposure to price risk for natural gas is significantly mitigated by the current ratemaking process and regulatory framework, which allows the commodity cost to be passed through to customers. We seek to prudently manage our customers’ exposure to price risk by entering into contracts of various durations and terms for the purchase of power and coal and related transportation costs (Minnesota Power) and natural gas (SWL&P).

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2017, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.0 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2017, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Third Quarter 2017 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4
Term Loan Agreement dated as of August 25, 2017, among ALLETE, as Borrower, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Book Runner.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated November 1, 2017, announcing 2017 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. Third Quarter 2017 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 1, 2017	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 1, 2017	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. Third Quarter 2017 Form 10-Q