Form 10-K
period 2017-12-31
ALLETE INC
filed 2018-02-15
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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

The aggregate market value of voting stock held by nonaffiliates on June 30, 2017, was $3,637,956,646.

As of February 1, 2018, there were 51,143,656 shares of ALLETE Common Stock, without par value, outstanding.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2017 Form 10-K

ALLETE, Inc. 2017 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA, Inc.
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
EIS	Environmental Impact Statement
EITE	Energy-Intensive Trade-Exposed
EPA	United States Environmental Protection Agency
ERP Iron Ore	ERP Iron Ore, LLC
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
LIBOR	London Interbank Offered Rate
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MBtu	Million British thermal units

ALLETE, Inc. 2017 Form 10-K

Definitions (continued)

Abbreviation or Acronym	Term
Mesabi Metallics	Mesabi Metallics Company, LLC
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
Shell Energy	Shell Energy North America (US), L.P.
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
Standard & Poor’s	S&P Global Ratings
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Tenaska	Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC
Thomson	Thomson Energy Center
TCJA	Tax Cuts and Jobs Act of 2017 (Public Law 115-97)
Tonka Water	Tonka Equipment Company
Town Center District	Town Center at Palm Coast Community Development District in Florida
TransAlta	TransAlta Energy Marketing (U.S.) Inc.
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
UPM Blandin	UPM, Blandin paper mill owned by UPM-Kymmene Corporation
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. 2017 Form 10-K

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

•	the impacts of commodity prices on ALLETE and our customers;

•	our ability to attract and retain qualified, skilled and experienced personnel;

•	effects of emerging technology;

•	war, acts of terrorism and cyberattacks;

•	our ability to manage expansion and integrate acquisitions;

•	population growth rates and demographic patterns;

•	wholesale power market conditions;

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

•	effects of competition, including competition for retail and wholesale customers;

•	effects of restructuring initiatives in the electric industry;

•	the impacts on our Regulated Operations segment of climate change and future regulation to restrict the emissions of GHG;

•	effects of increased deployment of distributed low-carbon electricity generation resources;

•	the impacts of laws and regulations related to renewable and distributed generation;

•	pricing, availability and transportation of fuel and other commodities and the ability to recover the costs of such commodities;

•	our current and potential industrial and municipal customers’ ability to execute announced expansion plans;

•	real estate market conditions where our legacy Florida real estate investment is located may not improve;

•	the success of efforts to realize value from, invest in, and develop new opportunities in, our Energy Infrastructure and Related Services businesses; and

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

ALLETE, Inc. 2017 Form 10-K

Forward Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part 1, Item 1A under the heading “Risk Factors” of this Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward‑looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-K and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.

ALLETE, Inc. 2017 Form 10-K

Part I

Item 1. Business

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 4. Regulatory Matters.)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2017, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2017	2016	2015 (a)

Consolidated Operating Revenue – Millions	$1,419.3	$1,339.7	$1,486.4

Percentage of Consolidated Operating Revenue
Regulated Operations	75%	75%	67%
ALLETE Clean Energy	6%	6%	18%
U.S. Water Services	11%	10%	8%
Corporate and Other	8%	9%	7%
	100%	100%	100%

(a)	Includes the construction and sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities for $197.7 million in 2015.

For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies, and Note 17. Business Segments.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2017	%	2016	%	2015	%
Millions
Retail and Municipal
Residential	1,096	7	1,102	8	1,113	8
Commercial	1,420	10	1,442	10	1,462	10
Industrial	7,327	50	6,456	45	6,635	46
Municipal	799	5	816	6	833	6
Total Retail and Municipal	10,642	72	9,816	69	10,043	70
Other Power Suppliers	4,039	28	4,316	31	4,310	30
Total Regulated Utility Kilowatt-hours Sold	14,681	100	14,132	100	14,353	100

Industrial Customers. In 2017, industrial customers represented 50 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, iron concentrate, paper, pulp and secondary wood products, and pipeline industries.

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2017	%	2016	%	2015	%
Millions
Taconite/Iron Concentrate	4,930	67	3,906	61	4,000	60
Paper, Pulp and Secondary Wood Products	1,104	15	1,303	20	1,456	22
Pipelines and Other Industrial	1,293	18	1,247	19	1,179	18
Total Industrial Customer Kilowatt-hours Sold	7,327	100	6,456	100	6,635	100

Six taconite facilities served by Minnesota Power made up approximately 70 percent of 2016 iron ore pellet production in the U.S. according to data from the Minnesota Department of Revenue 2017 Mining Tax Guide. Sales to taconite customers and iron concentrate customers represented 4,930 million kWh, or 67 percent, of total industrial customer kWh sales in 2017. Taconite, an iron-bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Iron concentrate reclamation facilities also use large quantities of electricity to extract and process iron-bearing tailings left from previous mining operations to produce iron ore concentrate.

Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production has been exported outside of North America. Minnesota Power also provides electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These iron concentrate facilities are owned in whole, or in part, by ERP Iron Ore and are currently idled. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 74 percent of capacity in 2017 (71 percent in 2016 and in 2015). The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2018 will increase by approximately 1 percent compared to 2017.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2017*	37
2016	28
2015	31
2014	39
2013	37
2012	39
2011	39
2010	35
2009	17
2008	39
Source: Minnesota Department of Revenue 2017 Mining Tax Guide for years 2008 - 2016.
* Preliminary data from the Minnesota Department of Revenue.

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.04, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 1,104 million kWh, or 15 percent, of total industrial customer kWh sales in 2017. Minnesota Power also has agreements to provide steam for two of its paper and pulp customers for use in the customers’ operations. The four major paper and pulp mills we serve reported operating at, or near, full capacity in 2017; however, the smaller of UPM Blandin’s two paper machines was closed in the fourth quarter of 2017. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

Large Power Customer Contracts. Minnesota Power has nine Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. The customers consist of six taconite facilities, two iron concentrate reclamation facilities and four paper and pulp mills. Certain facilities have common ownership and are served under combined contracts.

Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a four-month basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for at least a portion of the term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kWh used that recovers the variable costs incurred in generating electricity. Five of the Large Power Customer contracts have interruptible service which provides a discounted demand rate in exchange for the ability to interrupt the customers during system emergencies. Minnesota Power also provides incremental production service for customer demand levels above the contractual take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power’s cost. Incremental production service is interruptible.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Large Power Customer Contracts (Continued)

All contracts with Large Power Customers continue past the contract termination date unless the required advance notice of cancellation has been given. The required advance notice of cancellation varies from two to four years. Such contracts minimize the impact on earnings that otherwise would result from significant reductions in kWh sales to such customers. Large Power Customers are required to take all of their purchased electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Item 1. Business – Regulated Operations – Regulatory Matters – Electric Rates.)

Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates. These customers receive estimated bills based on Minnesota Power’s estimate of the customer’s energy usage, forecasted energy prices and fuel adjustment clause estimates. Minnesota Power’s taconite‑producing Large Power Customers have generally predictable energy usage on a week-to-week basis and any differences that occur are trued-up the following month.

Contract Status for Minnesota Power Large Power Customers
As of February 1, 2018

Customer	Industry	Location	Ownership	Earliest Termination Date
ArcelorMittal – Minorca Mine	Taconite	Virginia, MN	ArcelorMittal S.A.	December 31, 2025
Hibbing Taconite Co. (a)	Taconite	Hibbing, MN	62.3% ArcelorMittal S.A. 23.0% Cliffs 14.7% USS Corporation	February 28, 2022
United Taconite and Northshore Mining	Taconite	Eveleth, MN and Babbitt, MN	Cliffs	December 31, 2026
USS Corporation (USS – Minnesota Ore) (a)(b)	Taconite	Mt. Iron, MN and Keewatin, MN	USS Corporation	February 28, 2022
Magnetation (c)	Iron Concentrate	Coleraine, MN and Bovey, MN	ERP Iron Ore	December 31, 2025
Boise, Inc.	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2023
UPM Blandin (a)(d)	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	February 28, 2022
NewPage Corporation	Paper and Pulp	Duluth, MN	Verso Corporation	December 31, 2022
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	February 28, 2022

(a)
The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is February 28, 2022.

(b)	USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN.

(c)
On January 30, 2017, ERP Iron Ore, LLC purchased substantially all of Magnetation’s assets pursuant to an asset purchase agreement approved by the U.S. Bankruptcy Court for the District of Minnesota. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

(d)
The smaller of UPM Blandin’s two paper machines was closed in the fourth quarter of 2017. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

Residential and Commercial Customers. In 2017, residential and commercial customers represented 17 percent of total regulated utility kWh sales.

Municipal Customers. In 2017, municipal customers represented 5 percent of total regulated utility kWh sales. All of the municipal contracts include a termination clause requiring a three-year notice to terminate.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Municipal Customers (Continued)

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. No termination notice may be given for this contract prior to July 1, 2029. The wholesale electric service contracts with SWL&P and another municipal customer are effective through at least February 28, 2021, and through June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice has been given. The other municipal customer provided a contract termination notice in June 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 14 municipal customers are effective through at least December 31, 2024. No termination notices may be given prior to three years before maturity. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will be determined using a cost-based formula methodology with limits on the annual change from the previous year’s capacity charge. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are at market‑based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Basin PSA. Minnesota Power has an agreement to sell 100 MW of capacity and energy to Basin for a ten-year period which expires in April 2020. The capacity charge is based on a fixed monthly schedule with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on the cost of fuel. The agreement also allows Minnesota Power to recover a pro rata share of increased costs related to emissions that occur during the last five years of the contract. Minnesota Power has an additional agreement to sell 100 MW of capacity to Basin at fixed rates for a two-year period that began in June 2016.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power where Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold approximately 28 percent to Minnkota Power in 2017 (28 percent in 2016 and in 2015). (See Note 11. Commitments, Guarantees and Contingencies.)

Silver Bay Power PSA. In 2016, Minnesota Power and Silver Bay Power entered into a long-term PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. In the years 2016 through 2019, Minnesota Power is supplying Silver Bay Power with at least 50 MW of energy and Silver Bay Power has the option to purchase additional energy from Minnesota Power as it transitions away from self-generation. On December 31, 2019, Silver Bay Power will cease self-generation and Minnesota Power will supply the energy requirements for Silver Bay Power.

Seasonality

The operations of our industrial customers, which make up a large portion of our electric sales, are not typically subject to significant seasonal variations. (See Electric Sales / Customers.) As a result, Minnesota Power is generally not subject to significant seasonal fluctuations in electric sales; however, Minnesota Power and SWL&P electric and natural gas sales to other customers may be affected by seasonal differences in weather. In general, peak electric sales occur in the winter and summer months with fewer electric sales in the spring and fall months. Peak sales of natural gas generally occur in the winter months. Additionally, our regulated utilities have historically generated fewer sales and less revenue when weather conditions are milder in the winter and summer.

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. As of December 31, 2017, Minnesota Power’s generating capability is primarily coal-fired, but also includes natural gas-fired and biomass co-fired generation, hydroelectric generation, wind energy generation and solar generation. In 2017, Minnesota Power had record hydroelectric and wind energy generation. Purchased power primarily consists of long-term coal, wind and hydro PPAs as well as market purchases. The following table reflects Minnesota Power’s generating capabilities as of December 31, 2017, and total electrical supply for 2017. Minnesota Power had an annual net peak load of 1,599 MW on December 27, 2017.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2017
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center	1	1958	67	(a)
in Cohasset, MN	2	1960	68	(a)
	3	1973	355
	4	1980	468	(b)
			958		6,286,858	41.4
Taconite Harbor Energy Center	1	1957	75
in Schroeder, MN	2	1957	75
			150	(c)	—	—
Total Coal-Fired			1,108		6,286,858	41.4
Biomass Co-Fired / Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	62		4,502	—
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	110		5,615	0.1
Total Biomass Co-Fired / Natural Gas			172		10,117	0.1
Hydro (d)
Group consisting of ten stations in MN	Multiple	Multiple	120		773,707	5.1
Wind (e)
Taconite Ridge Energy Center in Mt. Iron, MN	Multiple	2008	25		56,594	0.4
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,775,474	11.7
Total Wind			522		1,832,068	12.1
Solar
Camp Ripley Solar Array near Little Falls, MN	Multiple	2016	10		17,129	0.1
Total Generation			1,932		8,919,879	58.8

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (f)					1,739,781	11.5
Wind - Oliver County, ND					341,785	2.2
Hydro - Manitoba Hydro in Manitoba, Canada					305,532	2.0
Total Long-Term Purchased Power					2,387,098	15.7
Other Purchased Power (g)					3,867,865	25.5
Total Purchased Power					6,254,963	41.2
Total Regulated Utility Power Supply			1,932		15,174,842	100.0

(a)
In 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

(b)
Boswell Unit 4 net capability shown above reflects Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 3. Jointly-Owned Facilities and Projects.)

(c)	Taconite Harbor Units 1 and 2 were idled in 2016. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

(d)	Hydro consists of 10 stations with 34 generating units.

(e)	Taconite Ridge consists of 10 WTGs and Bison consists of 165 WTGs.

(f)	Minnesota Power has a PSA with Minnkota Power whereby Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power. (See Electric Sales / Customers.)

(g)	Includes short-term market purchases in the MISO market and from Other Power Suppliers.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2017 for electric generation at Minnesota Power’s coal-fired generating stations was 3.8 million tons (4.2 million tons in 2016; 4.4 million tons in 2015). As of December 31, 2017, Minnesota Power had coal inventories of 1.2 million tons (1.4 million tons as of December 31, 2016). Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2018 and a portion of its coal requirements through December 2021. In 2018, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub‑bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2017	2016	2015
Average Price per Ton	$36.50	$35.87	$27.00
Average Price per MBtu	$2.01	$1.98	$1.49

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind, hydro and solar generating facilities.

Our PPAs are detailed in Note 11. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the PPA with Square Butte that extends through 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455 MW coal-fired generating unit. (See Note 11. Commitments, Guarantees and Contingencies.) BNI Energy mines and sells lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2017 was approximately $1.71 per MBtu ($1.57 per MBtu in 2016; $1.55 per MBtu in 2015). (See Electric Sales / Customers – Minnkota Power PSA.)

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (8 miles), 345 kV (242 miles), 250 kV (466 miles), 230 kV (717 miles), 161 kV (43 miles), 138 kV (190 miles), 115 kV (1,280 miles) and less than 115 kV (6,334 miles). We own and operate 167 substations with a total capacity of 8,540 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

CapX2020. Minnesota Power was a participant in the CapX2020 initiative which represented an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consisted of electric cooperatives and municipal and investor-owned utilities, including Minnesota’s largest transmission owners, assessed the transmission system and projected growth in customer demand for electricity through 2020. Minnesota Power participated in three CapX2020 projects which were completed and placed in service in 2011, 2012 and 2015.

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

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Transmission and Distribution (Continued)

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 4. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $152.4 million have been incurred through December 31, 2017, of which $67.6 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. In December 2016, Manitoba Hydro filed an application with the National Energy Board in Canada requesting authorization to construct and operate an international transmission line. Both provincial and federal approvals are pending. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014 and is anticipated to be in service by early 2021.

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2017, our equity investment in ATC was $118.7 million ($135.6 million as of December 31, 2016). The decrease in our equity investment in ATC in 2017 is due to the impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 1. Operations and Significant Accounting Policies, and Note 5. Investment in ATC.)

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

In June 2016, a federal administrative law judge ruled on an additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is pending. (See Note 4. Regulatory Matters.)

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

ALLETE, Inc. 2017 Form 10-K

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

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $55 million in additional revenue. In December 2016, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million due to a change in its electric sales forecast. In December 2016 orders, the MPUC accepted the November 2016 filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017.

On February 23, 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an order dated April 13, 2017, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning May 1, 2017. As a result of working with intervenors and further developments as the rate review progressed, Minnesota Power’s final rate request was adjusted to approximately $49 million on an annualized basis. At a hearing on January 18, 2018, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Upon commencement of final rates, we expect additional revenue of approximately $13 million on an annualized basis. Final rates are expected to commence in the fourth quarter of 2018; interim rates will be collected through this period which will be fully offset by the recognition of a corresponding reserve. As a result of the MPUC’s decisions on January 18, 2018, Minnesota Power has recorded a reserve for an interim rate refund of approximately $32 million as of December 31, 2017. The MPUC also disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. An order from the MPUC setting forth the effective date of final rates is expected by March 12, 2018. Minnesota Power will review this order for potential reconsideration of certain issues at that time.

As part of its decision in Minnesota Power’s 2016 general rate case, the MPUC extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050 primarily to mitigate rate increases for our customers, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a decrease to depreciation expense of approximately $25 million pre-tax in 2017.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015 which established that it is the energy policy of Minnesota to have competitive rates for certain industries such as mining and forest products. In 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. In a March 2016 order, the MPUC dismissed the petition without prejudice. In June 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. The rate adjustments were intended to be revenue and cash flow neutral to Minnesota Power. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an order dated April 20, 2017; collection of the discount was subject to the MPUC’s review of Minnesota Power’s compliance filing implementing approval of a recovery mechanism, with the subsequent order issued on October 13, 2017, that modified the order dated April 20, 2017. During 2017, Minnesota Power provided discounts of $8.6 million which were recorded as a receivable. On September 29, 2017, Minnesota Power informed its EITE customers that it had suspended the EITE discount due to a concern that it was not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing on September 7, 2017, as well as the interim rate reduction and decisions in its 2016 general rate case. Based on the MPUC’s decisions at a hearing on January 18, 2018, as part of Minnesota Power’s 2016 general rate case, Minnesota Power reinstated the EITE discount effective January 1, 2018. Minnesota Power expects the discount to EITE customers to be approximately $15 million annually based on EITE customer current operating levels. While interim rates are in effect for Minnesota Power’s 2016 general rate case, EITE discounts will offset interim rate refund reserves for non-EITE customers.

Additional regulatory proceedings pending with the MPUC are detailed in Note 4. Regulatory Matters.

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters.

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2017 PSCW retail rate order effective August 14, 2017, that allows for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 14, 2017, were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity. The 2017 PSCW retail rate order authorizes SWL&P to collect on average a 2.9 percent increase in rates for retail customers (3.8 percent increase in electric rates; 4.8 percent decrease in natural gas rates; and 9.8 percent increase in water rates). On an annualized basis, SWL&P expects to collect additional revenue of $2.5 million.

Federal Energy Regulatory Commission. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for transmission of electricity in interstate commerce, electricity sold at wholesale (including the rates for Minnesota Power’s municipal and wholesale customers), natural gas transportation, certain accounting and record‑keeping practices, certain activities of our regulated utilities and the operations of ATC. FERC jurisdiction also includes enforcement of NERC mandatory electric reliability standards. Violations of FERC rules are subject to enforcement action by the FERC including financial penalties up to $1 million per day per violation. Regulatory proceedings pending with the FERC are detailed in Note 4. Regulatory Matters.

North Dakota Public Service Commission. The NDPSC has jurisdiction over site and route permitting of generation and transmission facilities in North Dakota.

Regional Organizations

Midcontinent Independent System Operator, Inc. Minnesota Power, SWL&P and ATC are members of MISO, a regional transmission organization. While Minnesota Power and SWL&P retain ownership of their respective transmission assets, their transmission networks are under the regional operational control of MISO. Minnesota Power and SWL&P take and provide transmission service under the MISO open access transmission tariff. MISO continues its efforts to oversee the safe, cost-effective delivery of electric power across all or parts of 15 states and the Canadian province of Manitoba which includes nearly 176,000 MW of generating capacity.

North American Electric Reliability Corporation. The NERC has been certified by the FERC as the national electric reliability organization. The NERC ensures the reliability of the North American bulk power system. The NERC oversees eight regional entities that establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems. Minnesota Power is subject to these reliability requirements and can incur significant penalties for non‑compliance.

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Regional Organizations (Continued)

Midwest Reliability Organization (MRO). Minnesota Power and ATC are members of the MRO, one of the eight regional entities overseen by the NERC. The MRO's primary responsibilities are to: ensure compliance with mandatory reliability standards by entities who own, operate or use the interconnected, international bulk power system; conduct assessments of the grid's ability to meet electricity demand in the region; and analyze regional system events.

The MRO region spans the Canadian provinces of Saskatchewan and Manitoba, and all or parts of the states of Illinois, Iowa, Minnesota, Michigan, Montana, Nebraska, North Dakota, South Dakota and Wisconsin. The region includes more than 130 organizations that are involved in the production and delivery of electricity to more than 20 million people. These organizations include municipal utilities, cooperatives, investor-owned utilities, transmission system operators, a federal power marketing agency, Canadian Crown corporations and independent power producers.

Minnesota Legislation

Renewable Energy. Minnesota law requires 25 percent of electric utilities’ applicable retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. Minnesota law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power’s 2015 IRP, which was filed with the MPUC in 2015 and approved with modifications by the MPUC in a July 2016 order, includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

Minnesota Power continues to execute its renewable energy strategy through renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date with approximately 31 percent of its applicable retail and municipal energy sales supplied by renewable energy sources in 2017.

Minnesota Solar Energy Standard. Minnesota law requires at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less and community solar garden subscriptions. In a 2016 order, the MPUC approved Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, as eligible to meet the solar energy standard and for current cost recovery. Camp Ripley was completed in the fourth quarter of 2016. In a July 2016 order, the MPUC approved a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power believes Camp Ripley and the community solar garden arrays will meet approximately one-third of the overall mandate. Additionally, in an order dated February 10, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. The proposal to incentivize customer-sited solar installations and the community solar garden subscriptions is expected to meet a portion of the required small scale solar mandate.

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

ALLETE, Inc. 2017 Form 10-K

REGULATED OPERATIONS (Continued)
Competition (Continued)

In 2017, 5 percent of total regulated utility kWh sales were to municipal customers in Minnesota by contract. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. Minnesota Power wholesale electric contracts with 14 municipal customers are effective through at least December 31, 2024. In June 2016, one of Minnesota Power’s municipal customers provided a contract termination notice effective June 30, 2019. (See Electric Sales / Customers.)

The FERC has continued with its efforts to promote a more competitive wholesale market through open-access electric transmission and other means. As a result, our electric sales to Other Power Suppliers and our purchases to supply our retail and wholesale load are made in the competitive market.

Franchises

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 91 cities. The remaining cities, villages and towns served by Minnesota Power do not require a franchise to operate. SWL&P serves customers under electric, natural gas or water franchises in 1 city and 14 villages or towns.

ENERGY INFRASTRUCTURE AND RELATED SERVICES

ALLETE Clean Energy

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

Federal production tax credit qualification is important to development project economics, and ALLETE Clean Energy invested in equipment in late 2016 and late 2017 to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,500 MW of qualified wind projects through 2021. ALLETE Clean Energy will also invest approximately $80 million through 2020 to requalify up to 385 WTGs at its Storm Lake I, Storm Lake II and Lake Benton wind energy facilities for production tax credits.

ALLETE, Inc. 2017 Form 10-K

ENERGY INFRASTRUCTURE AND RELATED SERVICES (Continued)
ALLETE Clean Energy (Continued)

On January 3, 2017, ALLETE Clean Energy announced that it will develop a wind energy facility of up to 50 MW after securing a 25-year PSA with Montana-Dakota Utilities, which includes an option to purchase the facility upon completion. We expect Montana-Dakota Utilities to exercise the option in the first quarter of 2018; construction and sale is expected to be completed in December 2018. ALLETE Clean Energy constructed and sold a 107 MW wind energy facility to Montana-Dakota Utilities in 2015. On March 16, 2017, ALLETE Clean Energy announced it will build, own and operate a separate 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to begin in late 2018.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current portfolio of approximately 535 MW is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

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

U.S. Water Services

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. U.S. Water Services is located in 49 states and Canada and has an established base of approximately 4,900 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment and chemical water treatment, and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the commercial and institutional markets, food and beverage, light manufacturing, power generation, and midstream oil and gas industries, among others. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year.

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

On September 1, 2017, U.S. Water Services acquired Tonka Water for total consideration of $19.2 million. Tonka Water is a supplier of municipal and industrial water treatment systems that will expand U.S. Water Services’ geographic and customer markets.

U.S. Water Services leases an office and production facility at its headquarters in Minnesota as well as various office, warehouse and production facilities across the United States.

ALLETE, Inc. 2017 Form 10-K

CORPORATE AND OTHER

BNI Energy

BNI Energy is a supplier of lignite coal in North Dakota, producing approximately 4 million tons annually and has an estimated 650 million tons of lignite coal reserves. Two electric generating cooperatives, Minnkota Power and Square Butte, consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 11. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2017, BNI Energy had a $25.0 million asset reclamation obligation ($23.5 million as of December 31, 2016) included in Other Non-Current Liabilities on the Consolidated Balance Sheet. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE Properties

ALLETE Properties represents our legacy Florida real estate investment. Market conditions can impact land sales and could result in our inability to cover our cost basis, operating expenses or fixed carrying costs such as community development district assessments and property taxes.

ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park.

Summary of Projects		Residential	Non-residential
As of December 31, 2017	Acres (a)	Units (b)	Sq. Ft. (b)(c)
Projects
Town Center at Palm Coast	971	2,419	2,178,700
Palm Coast Park	1,025	830	2,143,000
Total Projects	1,996	3,249	4,321,700

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands.

(b)	Units and square footage are estimated. Density at build out may differ from these estimates.

(c)	Includes retail and non-retail commercial, office, industrial, warehouse, storage and institutional square footage.

In addition to the two projects, ALLETE Properties has approximately 800 acres of other land available for sale.

In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. The revised strategy incorporated the possibility of a bulk sale of its entire portfolio. Proceeds from a bulk sale would be strategically deployed to support growth in ALLETE Clean Energy and U.S. Water Services, collectively our Energy Infrastructure and Related Services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

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

In 2017 and 2016, our qualitative assessments indicated that the cash flows were adequate to recover the carrying value of ALLETE Properties real estate assets. As a result, no impairment was recorded in 2017 or 2016.

ALLETE, Inc. 2017 Form 10-K

CORPORATE AND OTHER (Continued)
ALLETE Properties (Continued)

Seller Financing. ALLETE Properties occasionally provides seller financing to certain qualified buyers. As of December 31, 2017, outstanding finance receivables were $15.5 million, net of reserves, with maturities through 2022. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

As of December 31, 2017, non-rate base generation consists of 29 MW of generation at Rapids Energy Center. In 2017, we sold 0.1 million MWh of non-rate base generation (0.1 million MWh in 2016 and in 2015).

Non-Rate Base Power Supply	Unit No.	Year Installed	Year Acquired	Net Capability (MW)
Rapids Energy Center (a)
in Grand Rapids, MN
Steam – Biomass (b)	6 & 7	1969, 1980	2000	27
Hydro	4 & 5	1917, 1948	2000	2

(a)
The net generation is primarily dedicated to the needs of one customer, UPM Blandin in Grand Rapids, Minnesota. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

(b)	Rapids Energy Center’s fuel supply is supplemented by coal.

ENVIRONMENTAL MATTERS

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have recently been promulgated by both the EPA and state authorities. Minnesota Power’s facilities are subject to additional requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation.

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

ALLETE, Inc. 2017 Form 10-K

EMPLOYEES

As of December 31, 2017, ALLETE had 2,017 employees, of which 1,972 were full-time.

Minnesota Power and SWL&P have an aggregate of 517 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The labor agreements with IBEW Local 31 expired on January 31, 2018. Negotiations are proceeding and we believe ratified agreements will be agreed upon in the first quarter of 2018. Minnesota Power, SWL&P and IBEW Local 31 are operating under the expired labor agreements until new contracts are agreed upon.

BNI Energy has 179 employees, of which 136 are members of IBEW Local 1593. The labor agreement with IBEW Local 1593 expires on March 31, 2019.

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

ALLETE, Inc. 2017 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 15, 2018, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Alan R. Hodnik, Age 58
Chairman, President and Chief Executive Officer	May 10, 2011
President and Chief Executive Officer	May 1, 2010

Robert J. Adams, Age 55
Senior Vice President and Chief Financial Officer	March 4, 2017
Senior Vice President – Energy-Centric Businesses and Chief Risk Officer	November 14, 2015
Vice President – Energy-Centric Businesses and Chief Risk Officer	June 23, 2014
Vice President – Business Development and Chief Risk Officer	May 13, 2008

Deborah A. Amberg, Age 52
Senior Vice President, Chief Strategy Officer – Regulated Operations and President – SWL&P	November 26, 2016
Senior Vice President, General Counsel and Secretary	January 1, 2006

Patrick L. Cutshall, Age 52
Vice President and Corporate Treasurer	December 18, 2017
Treasurer	January 1, 2016

Steven W. Morris, Age 56
Vice President, Controller and Chief Accounting Officer	December 24, 2016
Controller	March 3, 2014

Patrick K. Mullen, Age 57
Senior Vice President – External Affairs	April 10, 2017

Bradley W. Oachs, Age 60
Senior Vice President and President – Regulated Operations	November 26, 2016

Bethany M. Owen, Age 52
Senior Vice President and Chief Legal and Administrative Officer	November 26, 2016

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
Mr. Mullen was Vice President – Marketing and Corporate Communications.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed in the preceding table extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 8, 2018.

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors

The risks and uncertainties discussed below could materially affect our business operations, financial position, results of operations and cash flows, and should be carefully considered by stakeholders. The risks and uncertainties in this section are not the only ones we face; additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations, financial position, results of operations and cash flows. Accordingly, the risks described below should be carefully considered together with other information set forth in this report and in future reports that we file with the SEC.

Entity-wide Risks

We rely on access to financing sources and capital markets. If we do not have access to capital on acceptable terms or are unable to obtain capital when needed, our ability to execute our business plans, make capital expenditures or pursue other strategic actions that we may otherwise rely on for future growth would be adversely affected.

We rely on access to financing sources and the capital markets, on acceptable terms and at reasonable costs, as sources of liquidity for capital requirements not satisfied by our cash flows from operations. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access and financing costs in the capital markets.  Such disruptions or causes of a downgrade could include but are not limited to: the effects of the TCJA on the Company’s cash flow metrics; a loss of, or a reduction in sales to, Large Power Customers if we are unable to offset the related lost margins; weaker operating performance; adverse regulatory outcomes; disproportionate increase in the contribution to net income from our Energy Infrastructure and Related Services businesses as compared to that from our Regulated Operations; deteriorating economic or capital market conditions; or volatility in commodity prices.

If we are not able to access capital on acceptable terms in sufficient amounts and when needed, or at all, the ability to maintain our businesses or to implement our business plans would be adversely affected.

Recent U.S. tax legislation could adversely impact our financial position, results of operations and cash flows.

On December 22, 2017, the TCJA was enacted into law. The TCJA has significantly changed the U.S. Internal Revenue Code and the taxation of corporations. The TCJA is unclear in certain respects and will require interpretations and the promulgation of regulations by the Internal Revenue Service, as well as state tax authorities and it could be subject to potential amendments and technical corrections. The regulatory treatment of the impacts of the TCJA will be subject to the discretion of the FERC and state regulatory authorities.

On February 6, 2018, Standard & Poor’s downgraded its ratings outlook for ALLETE to negative from stable as a result, among other reasons, of the potential negative impact of the TCJA on certain financial metrics used by credit rating agencies to rate us. It is unclear when or how the capital markets and the credit rating agencies will ultimately respond. Further, there may be other adverse effects resulting from the TCJA or regulatory agency responses to the TCJA that we have not yet identified. We are still quantifying the impacts of the TCJA on our businesses, and have reflected estimates for the impacts in our Consolidated Financial Statements as of December 31, 2017, which may be adjusted in future periods as more information becomes available. The reduction in the federal corporate income tax rate required us to remeasure our existing deferred income tax balances as of the date of enactment, resulting in a non‑cash benefit to earnings in our ALLETE Clean Energy and U.S. Water Services segments as well as a non-cash expense at our Corporate and Other businesses. The remeasurement of the existing deferred income tax assets and liabilities for our Regulated Operations segment was recorded as regulatory assets, regulatory liabilities, and a change to our investment in ATC resulting in no material impact on the 2017 results of operations for this segment. The benefits of the TCJA for customers of Minnesota Power and SWL&P are expected to be passed back to those customers over time primarily based upon the normalization provisions of the U.S. Internal Revenue Code over the life of the related property, plant and equipment with the remainder passed back based upon the determinations of regulatory authorities. The decrease in our investment in ATC is expected to be amortized into earnings over time. The final amount and timing over which the benefits of the TCJA will be passed back to customers has not been determined, and therefore, the full cash flow impacts are still uncertain.

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

A deterioration in general economic conditions may have adverse impacts on our financial position, results of operations and cash flows.

If economic conditions deteriorate on a national or regional level, it may have a negative impact on the Company’s financial position, results of operations and cash flows as well as on our customers. This impact may include volatility and unpredictability in the demand for the products and services offered by our businesses, the loss of existing customers, tempered growth strategies, production cutbacks or customer bankruptcies. An uncertain economy could also adversely affect expenses including pension costs, interest costs, and uncollectible accounts, or lead to reductions in the value of certain real estate and other investments.

We are subject to extensive state and federal legislation and regulation, compliance with which could have an adverse effect on our businesses.

We are subject to, and affected by, extensive state and federal legislation and regulation. If it was determined that our businesses failed to comply with applicable laws and regulations, we could become subject to fines or penalties or be required to implement additional compliance measures or actions, the cost of which could be material. Adoption of new laws, rules, regulations, principles, or practices by federal and state agencies, or changes to or a failure to comply with current laws, rules, regulations, principles, or practices and their interpretations, could have an adverse effect on our financial position, results of operations and cash flows.

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

We are exposed to significant reputational risk.

The Company could suffer negative impacts to its reputation as a result of operational incidents, violations of corporate compliance policies, regulatory violations, or other events which may result in negative customer perception and increased regulatory oversight, each of which could have an adverse effect on our financial position, results of operations and cash flows.

Catastrophic events, such as natural disasters and acts of war, may adversely affect our operations.

Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, or similar occurrences, as well as acts of war, could adversely affect the Company’s facilities, operations, financial position, results of operations and cash flows. Although the Company has contingency plans and employs crisis management to respond and recover operations in the event of a severe disruption resulting from such events, these measures may not be successful. Furthermore, despite these measures, if such an occurrence were to occur, our financial position, results of operations and cash flows could be adversely affected.

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

We are vulnerable to acts of terrorism or cybersecurity attacks.

Our operations may be targets of terrorist activities, including cybersecurity attacks, which could disrupt our ability to produce or distribute some portion of our products. There have been cyber security attacks on U.S. energy infrastructure in the past and there may be such attacks in the future. Our generation, transmission and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by such activities. Computer viruses, terrorism, theft and sabotage could impact our systems and facilities, or those of third parties on which we rely, which may disrupt our operations and adversely impact our results of operations. Our businesses require the continued operation of sophisticated information technology systems and network infrastructure. Our technology systems, or those of third parties on which we rely, may be vulnerable to disability, failures or unauthorized access due to hacking, viruses, acts of war or terrorism and other causes. If those technology systems fail or are breached and not recovered in a timely manner, we may be unable to perform critical business functions and sensitive, confidential and other data could be compromised, which could have an adverse effect on our financial position, results of operations and cash flows.

Government challenges to our tax positions, as well as tax law changes and the inherent difficulty in quantifying potential tax effects of business decisions, could adversely affect our results of operations and liquidity.

We are required to make judgments in order to estimate federal and state tax obligations. These judgments include reserves for potential adverse outcomes for tax positions that may be challenged by tax authorities. The obligations, which include income taxes and taxes other than income taxes, involve complex matters that ultimately could be litigated. We also estimate our ability to use tax benefits, including those in the form of carryforwards and tax credits that are recorded as deferred tax assets on our Consolidated Balance Sheet. A disallowance of these tax benefits could have an adverse impact on our financial position, results of operations and cash flows.

We plan to utilize our carryforwards and tax credits in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of our carryforwards and tax credits before they expire, we may incur adverse charges to earnings. If federal or state tax authorities disagree with the deductions resulting from our tax planning strategies, our financial position, results of operations and cash flows may be adversely impacted.

Regulated Operations Risks

Our results of operations could be negatively impacted if our Large Power Customers experience an economic downturn, incur work stoppages, fail to compete effectively, experience decreased demand or experience a decline in prices for their product.

Minnesota Power’s nine Large Power Customers accounted for 25 percent of our 2017 consolidated operating revenue (22 percent in 2016 and in 2015), of which one of these customers accounted for approximately 10 percent of consolidated revenue in 2017 (8 percent in 2016 and in 2015). These customers are involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. Additionally, the North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs.

Accordingly, if our customers experience an economic downturn, incur a work stoppage (including strikes, lock-outs or other events), fail to compete effectively, experience decreased demand or experience a decline in prices for their product, there could be adverse effects on their operations and, consequently, this could have a negative impact on our results of operations if we are unable to remarket at similar prices the energy that would otherwise have been sold to such Large Power Customers.

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Our utility operations are subject to an extensive legal and regulatory framework under federal and state laws as well as regulations imposed by other organizations that may have a negative impact on our business and results of operations.

We are subject to an extensive legal and regulatory framework imposed under federal and state law including regulations administered by the FERC, MPUC, MPCA, PSCW, NDPSC and EPA as well as regulations administered by other organizations including the NERC. These laws and regulations relate to allowed rates of return, capital structure, financings, rate and cost structure, acquisition and disposal of assets and facilities, construction and operation of generation, transmission and distribution facilities (including the ongoing maintenance and reliable operation of such facilities), recovery of purchased power costs and capital investments, approval of integrated resource plans and present or prospective wholesale and retail competition, among other things. Energy policy initiatives at the state or federal level could increase incentives for distributed generation, municipal utility ownership, or local initiatives could introduce generation or distribution requirements that could change the current integrated utility model. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. Compliance with these standards may lead to increased operating costs and capital expenditures. If it was determined that we were not in compliance with these mandatory reliability standards or other statutes, rules and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations.

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

Our operations present certain environmental risks that could adversely affect our financial position and results of operations, including effects of environmental laws and regulations, physical risks associated with climate change and initiatives designed to reduce the impact of GHG emissions.

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

These laws and regulations could restrict the output of some existing facilities, limit the use of some fuels in the production of electricity, require the installation of additional pollution control equipment, require participation in environmental emission allowance trading, and lead to other environmental considerations and costs, which could have an adverse impact on our business, operations and results of operations.

These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Violations of these laws and regulations could expose us to regulatory and legal proceedings, disputes with, and legal challenges by, governmental authorities and private parties, as well as potential significant civil fines criminal penalties and other sanctions.

Existing environmental regulations may be revised and new environmental regulations may be adopted or become applicable to us. Revised or additional regulations which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have an adverse effect on our results of operations.

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

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

There is significant uncertainty regarding if and when new laws or regulations will be adopted to reduce GHGs and the impact any such laws or regulations would have on us. In 2017, coal was the primary fuel source for 70 percent of the energy produced by our generating facilities. Any future limits on GHG emissions would likely require us to incur significant capital expenditures and increases in operating costs, which if significant, could result in the closure of certain coal-fired energy centers, an impairment of assets, or otherwise adversely affect our results of operations, particularly if such expenditures and costs are not fully recoverable from customers.

We cannot predict the amount or timing of all future expenditures related to environmental matters because of uncertainty as to applicable regulations or requirements. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. Violations of certain environmental statutes, rules and regulations could expose ALLETE to third party disputes and potentially significant monetary penalties, as well as other sanctions for non‑compliance.

The operation and maintenance of our electric generation and transmission facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The operation of generating facilities involves many risks, including start-up operations risks, breakdown or failure of facilities, the dependence on a specific fuel source, inadequate fuel supply, availability of fuel transportation, or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. A significant portion of our facilities contain older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. Generation and transmission facilities and equipment are also likely to require periodic upgrades and improvements due to changing environmental standards and technological advances. We could be subject to costs associated with any unexpected failure to produce or deliver power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

Our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables.

We expect to incur significant capital expenditures in making capital improvements to our existing electric generation and transmission facilities and in the development and construction of new electric generation and transmission facilities. Should any such efforts be unsuccessful or not completed in a timely manner, we could be subject to additional costs or impairments which could have an adverse impact on our financial position and results of operation.

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

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

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

Demand for energy may decrease.

Our results of operations are impacted by the demand for energy in our service territories. There could be lower demand for energy due to a loss of customers as a result of economic conditions, customers constructing their own generation facilities, higher costs and rates charged to customers, or loss of service territory or franchises. Further, energy conservation and technological advances that increased energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, we are impacted by state and federal regulations requiring mandatory conservation measures, which would reduce the demand for energy products. Continuing technology improvements and regulatory developments may make customer and third party-owned generation technologies such as rooftop solar systems, WTGs, microturbines and battery storage systems more cost effective and feasible for more of our customers. If more customers utilize their own generation, demand for energy from us would decline. There may not be future economic growth opportunities that would enable us to replace the lost energy demand from these customers. Therefore, a decrease in demand for energy could adversely impact our financial position, results of operations and cash flows.

We may not be able to successfully implement our strategic objectives of growing load at our utilities if current or potential industrial or municipal customers are unable to successfully implement expansion plans, including the inability to obtain necessary governmental permits.

As part of our long-term strategy, we pursue new wholesale and retail loads in and around our service territories. Currently, there are several companies in northeastern Minnesota that are in the process of developing natural resource-based projects that represent long-term growth potential and load diversity for our Regulated Operations businesses. These projects may include construction of new facilities and restarts of old facilities, both of which require permitting and approvals to be obtained before the projects can be successfully implemented. If a project does not obtain any necessary governmental (including environmental) permits and approvals or if these customers are unable to successfully implement expansion plans, our long-term strategy and thus our results of operations could be adversely impacted.

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors (Continued)

Energy Infrastructure and Related Services Risks

The inability to successfully manage and grow our Energy Infrastructure and Related Services businesses could adversely affect our results of operations.

Our Energy Infrastructure and Related Services businesses consist of ALLETE Clean Energy and U.S. Water Services. The Company's strategy for these businesses includes adding customers, products, and new geographies, project development for others and growth through acquisitions. This strategy depends, in part, on the Company’s ability to successfully identify and evaluate acquisition opportunities and consummate acquisitions on acceptable terms. The Company may compete with other companies for these acquisition opportunities, which may increase the Company’s cost of making acquisitions and the Company may be unsuccessful in pursuing these acquisition opportunities. These companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. Additionally, tax law changes may adversely impact the economic characteristics of potential acquisitions or investments. If the Company is unable to execute its strategy of growth through acquisitions, project development for others, or the addition of new customers, products and geographies, it may impede our long-term objectives and business strategy.

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

U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. Some of these customers can be adversely affected by low commodity prices such as those for ethanol and oil which may cause these customers to purchase less of U.S. Water Services’ products and services. If U.S. Water Services is unable to retain its existing customers, add new customers, or if it experiences reduced demand for its products and services, adverse impacts on our results of operations could occur that would prevent us from achieving our future growth expectations.

The generation of electricity from ALLETE Clean Energy’s wind energy facilities depends heavily on suitable meteorological conditions.

ALLETE Clean Energy’s facilities are geographically diverse; however, if wind conditions are unfavorable, ALLETE Clean Energy’s electricity generation and revenue from its wind energy facilities may be substantially below its expectations. The electricity produced, production tax credits received, and revenues generated by a wind energy facility are highly dependent on suitable wind conditions and associated weather conditions, which are beyond ALLETE Clean Energy’s control. Furthermore, components of its systems could be damaged by severe weather, such as hailstorms, lightning or tornadoes. In addition, replacement and spare parts for key components of ALLETE Clean Energy’s diverse turbine portfolio may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of ALLETE Clean Energy’s assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of its wind energy facilities.

The operation and maintenance of ALLETE Clean Energy’s electric generation facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The operation of generating facilities involves many risks, including start-up operations risks, breakdown or failure of facilities, the dependence on the availability of wind resources, or the impact of unusual, adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. A portion of our facilities contain older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. We could be subject to costs associated with any unexpected failure to produce and deliver power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

ALLETE, Inc. 2017 Form 10-K

Item 1A. Risk Factors (Continued)
Energy Infrastructure and Related Services Risks (Continued)

As contracts with its counterparties expire, ALLETE Clean Energy may not be able to replace them with agreements on similar terms.

ALLETE Clean Energy is party to PSAs which expire in various years between 2018 and 2032. These PSA expirations are prior to the end of the estimated useful lives of the respective wind energy facilities. If, for any reason, ALLETE Clean Energy is unable to enter into new agreements with existing or new counterparties on similar terms once the current agreements expire, or sell energy in the wholesale market resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected.

Counterparties to ALLETE Clean Energy’s offtake agreements may not fulfill their obligations.

ALLETE Clean Energy is party to PSAs under various durations with a limited number of creditworthy counterparties. If, for any reason, any of the counterparties under these agreements do not fulfill their related contractual obligations, and ALLETE Clean Energy is unable to remarket the energy resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected.

ALLETE has a significant amount of goodwill and intangible assets. A determination that goodwill or intangible assets have been impaired could result in a significant non-cash charge to earnings.

We had approximately $226 million of goodwill and intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2017, relating to our initial acquisition of U.S. Water Services in 2015 as well as U.S. Water Services’ subsequent acquisitions. If we change our business strategy, fail to deliver on our projected results or if market or other conditions adversely affect the operations of U.S. Water Services, we may be required to record an impairment charge. Declines in projected operating cash flows at U.S. Water Services could also result in an impairment charge. An impairment charge would result in a non-cash charge to earnings that could have an adverse effect on our results of operations.

Corporate and Other Risks

BNI Energy may be adversely impacted by its exposure to customer concentration, and environmental laws and regulations.

BNI Energy sells lignite coal to two electric generating cooperatives, Minnkota Power and Square Butte, and could be adversely impacted if these customers were unable or unwilling to fulfill their related contractual obligations. In addition, BNI Energy and its customers may be adversely impacted by environmental laws and regulations which could have an adverse effect on our financial position, results of operations and cash flows.

Real estate market conditions where our legacy Florida real estate investment is located may not improve.

The Company’s strategy related to the real estate assets of ALLETE Properties incorporates the possibility of a bulk sale of its entire portfolio, in addition to sales over time, however, continued adverse market conditions could impact the timing of land sales, which could result in little to no sales, while still incurring operating expenses such as community development district assessments and property taxes, resulting in net operating losses at ALLETE Properties. Furthermore, weak market conditions could put the properties at risk for an impairment charge. An impairment charge would result in a non-cash charge to earnings that could have an adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A discussion of our properties is included in Item 1. Business and is incorporated by reference herein.

ALLETE, Inc. 2017 Form 10-K

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.56 per share on our common stock is payable on March 1, 2018, to the shareholders of record on February 15, 2018. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors.

The following table shows dividends declared per share, and the high and low prices of our common stock for the periods indicated as reported by the NYSE:

		2017			2016
	Price Range		Dividends	Price Range		Dividends
Quarter	High	Low	Declared	High	Low	Declared
First	$68.38	$61.64	$0.535	$58.34	$48.26	$0.52
Second	$74.59	$66.81	0.535	$64.69	$53.47	0.52
Third	$79.61	$69.79	0.535	$65.41	$52.50	0.52
Fourth	$81.24	$72.96	0.535	$66.92	$56.48	0.52
Annual Total			$2.14			$2.08

As of February 1, 2018, there were approximately 23,000 common stock shareholders of record.

ALLETE, Inc. 2017 Form 10-K

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

The calculations assume a $100 investment on December 31, 2012, and reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
ALLETE	$100	$127	$146	$140	$183	$218
S&P 500 Index	$100	$132	$150	$153	$171	$208
Philadelphia Utility Index	$100	$111	$143	$152	$178	$201

ALLETE, Inc. 2017 Form 10-K

Item 6. Selected Financial Data

	2017	2016	2015	2014	2013
Millions Except Per Share Amounts
Operating Revenue (a)	$1,419.3	$1,339.7	$1,486.4	$1,136.8	$1,018.4
Operating Expenses (a)	$1,189.5	$1,116.2	$1,275.7	$948.0	$864.3
Net Income (b)	$172.2	$155.8	$141.5	$125.5	$104.7
Less: Non-Controlling Interest in Subsidiaries (c)	—	0.5	0.4	0.7	—
Net Income Attributable to ALLETE (b)	$172.2	$155.3	$141.1	$124.8	$104.7
Common Stock Dividends	108.7	102.7	97.9	83.8	75.2
Earnings Retained in Business (b)	$63.5	$52.6	$43.2	$41.0	$29.5
Shares Outstanding
Year-End	51.1	49.6	49.1	45.9	41.4
Average (d)
Basic	50.8	49.3	48.3	42.9	39.7
Diluted	51.0	49.5	48.4	43.1	39.8
Diluted Earnings Per Share (b)	$3.38	$3.14	$2.92	$2.90	$2.63
Total Assets (e)	$5,080.0	$4,876.9	$4,864.4	$4,329.1	$3,458.6
Long-Term Debt	$1,439.2	$1,370.4	$1,556.7	$1,263.2	$1,074.9
Return on Common Equity (b)	8.6%	8.4%	8.0%	8.6%	8.3%
Common Equity Ratio	58%	55%	53%	54%	55%
Dividends Declared per Common Share	$2.14	$2.08	$2.02	$1.96	$1.90
Dividend Payout Ratio (b)	63%	66%	69%	68%	72%
Book Value Per Share at Year-End	$40.46	$38.17	$37.18	$35.04	$32.43
Capital Expenditures by Segment
Regulated Operations	$177.1	$121.8	$224.4	$583.5	$326.3
ALLETE Clean Energy	56.1	106.9	8.6	4.2	—
U.S. Water Services	4.4	3.7	2.9	—	—
Corporate and Other	28.9	15.4	15.9	16.6	13.2
Total Capital Expenditures	$266.5	$247.8	$251.8	$604.3	$339.5

(a)
In 2015, operating revenue and operating expenses included the construction and sale of a wind energy facility from ALLETE Clean Energy to Montana-Dakota Utilities for $197.7 million and $162.9 million, respectively.

(b)
The year ended December 31, 2017, includes the impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 1. Operations and Significant Accounting Policies.)

(c)	The non-controlling interest related to ALLETE Clean Energy’s Condon wind energy facility was acquired in April 2016. (See Note 6. Acquisitions.)

(d)	Excludes unallocated ESOP shares in 2013 and 2014.

(e)
During the first quarter of 2017, the Company identified an error related to the deferred income tax treatment associated with its Wholesale and Retail Contra AFUDC Regulatory Liability resulting in a decrease in Regulatory Assets and Deferred Income Taxes. The periods presented have been revised for the correction of the error. (See Note 1. Operations and Significant Accounting Policies.)

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

ALLETE, Inc. 2017 Form 10-K

Overview

Basis of Presentation. We present three reportable segments: Regulated Operations, ALLETE Clean Energy and U.S. Water Services. Our segments were determined in accordance with the guidance on segment reporting. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 4. Regulatory Matters.)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2017, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

2017 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2017, to the year ended December 31, 2016.

Net income attributable to ALLETE in 2017 was $172.2 million, or $3.38 per diluted share, compared to $155.3 million, or $3.14 per diluted share, in 2016. Net income in 2017 included the favorable impacts of $13.0 million after-tax, or $0.25 per share, for the remeasurement of deferred income tax assets and liabilities resulting from the TCJA (see Note 1. Operations and Significant Accounting Policies) and $7.9 million after-tax, or $0.16 per share, related to the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2017 also included a non‑cash $11.4 million after-tax charge, or $0.22 per share, for the MPUC’s decision in Minnesota Power’s 2016 general rate case at a hearing on January 18, 2018, disallowing recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology. (See Note 4. Regulatory Matters.) Net income in 2016 included the favorable impact related to the change in fair value of the contingent consideration liability of $13.6 million after-tax, or $0.28 per share. Net income in 2016 also included an adverse impact of $8.8 million after‑tax, or $0.18 per share, for the regulatory outcome of the November 2016 MPUC order on the allocation of North Dakota investment tax credits, a $3.3 million after‑tax, or $0.07 per share, goodwill impairment charge and a $0.9 million after-tax expense, or $0.02 per share, related to the repayment of long-term debt at ALLETE Clean Energy. Earnings per share dilution in 2017 was $0.11 due to additional shares of common stock outstanding as of December 31, 2017.

ALLETE, Inc. 2017 Form 10-K

2017 Financial Overview (Continued)

Regulated Operations net income attributable to ALLETE was $128.4 million in 2017, compared to $135.5 million in 2016. Net income in 2017 at Minnesota Power decreased $9.8 million after-tax reflecting a non-cash $11.4 million after-tax charge for the MPUC’s decision disallowing the recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology. In addition, net income decreased due to lower kWh sales to other power suppliers as a result of higher industrial sales coupled with lower market prices, higher interest and taxes other than income taxes, and lower kWh sales to residential, commercial and municipal customers due to milder temperatures in 2017. These decreases were partially offset by lower depreciation expense of $14.6 million after-tax resulting from the MPUC’s decision to modify the depreciable lives at Boswell, and higher industrial kWh sales. Interim retail rate refund reserves fully offset the interim retail rates recognized during 2017 due to the regulatory outcome of the MPUC’s decisions in Minnesota Power’s 2016 general rate case on January 18, 2018. Our equity earnings in ATC for 2017 increased $2.6 million after‑tax primarily due to additional investments in ATC and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints.

ALLETE Clean Energy net income attributable to ALLETE was $41.5 million in 2017 compared to $13.4 million in 2016. Net income in 2017 reflected a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, increased production tax credits due to the requalification of WTGs for production tax credits at its Storm Lake I, Storm Lake II and Lake Benton wind energy facilities, lower operating and maintenance expenses, and lower interest expense compared to 2016. Net income in 2016 included a $3.3 million after-tax goodwill impairment charge and a $0.9 million after-tax expense related to the repayment of long-term debt. Net income in 2016 also included an allocation of earnings to a non‑controlling interest in the limited liability company that owns the Condon wind energy facility, which was acquired by ALLETE Clean Energy in April 2016. (See Note 6. Acquisitions.)

U.S. Water Services net income attributable to ALLETE was $10.7 million in 2017, compared to $1.5 million in 2016. Net income in 2017 reflected a $9.2 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, and higher operating revenue, partially offset by increased operating expenses as a result of investments for future growth in waste treatment and water safety applications. Net income in 2017 also included a net loss of $0.8 million primarily for transaction fees and amortization expense of the Tonka Water acquisition on September 1, 2017. (See Note 6. Acquisitions.)

Corporate and Other net loss attributable to ALLETE was $8.4 million in 2017, compared to net income of $4.9 million in 2016. The net loss in 2017 included additional income tax expense of $19.8 million after-tax for the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. The net loss in 2017 also included a $7.9 million after‑tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, lower accretion expense relating to the contingent consideration liability, and lower interest expense. Net income in 2016 included an after-tax gain of $13.6 million related to the change in fair value of the contingent consideration liability, partially offset by an $8.8 million after-tax adverse impact for the regulatory outcome of the November 2016 MPUC order.

ALLETE, Inc. 2017 Form 10-K

2017 Compared to 2016

(See Note 17. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2017	2016
Millions
Operating Revenue – Utility	$1,063.8	$1,000.7
Fuel, Purchased Power and Gas – Utility	396.9	339.9
Transmission Services – Utility	71.2	65.2
Operating and Maintenance	223.1	220.7
Depreciation and Amortization	132.6	154.3
Taxes Other than Income Taxes	51.1	47.7
Operating Income	188.9	172.9
Interest Expense	(57.0)	(52.1)
Equity Earnings in ATC	22.5	18.5
Other Income	1.2	2.1
Income Before Income Taxes	155.6	141.4
Income Tax Expense	27.2	5.9
Net Income Attributable to ALLETE	$128.4	$135.5

Operating Revenue – Utility increased $63.1 million, or 6 percent, from 2016 primarily due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits, as well as higher fuel adjustment clause recoveries, conservation improvement program recoveries and revenue from kWh sales, partially offset by lower FERC formula-based rates, financial incentives under the conservation improvement program and transmission revenue. Interim retail rate refund reserves fully offset the interim retail rates recognized during 2017.

Revenue increased $29.3 million due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits. As a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, operating revenue increased approximately $14 million in 2017. In 2016, operating revenue decreased approximately $15 million as a result of the adverse impact for the regulatory outcome of the November 2016 MPUC order. (See Note 4. Regulatory Matters.)

Fuel adjustment clause recoveries increased $24.4 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Operating Expenses - Fuel, Purchased Power and Gas – Utility.)

Conservation improvement program recoveries increased $7.2 million from 2016 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Revenue from kWh sales increased $3.9 million from 2016 primarily due to higher sales to Industrial customers. Sales to Industrial customers increased 13.5 percent primarily due to increased taconite production and the commencement of a long‑term PSA with Silver Bay Power in June 2016. Sales to Other Power Suppliers decreased 6.4 percent from 2016 as a result of increased sales to Industrial customers. Sales to Other Power Suppliers are sold at market‑based prices into the MISO market on a daily basis or through bilateral agreements of various durations; market prices were lower in 2017 compared to 2016. Sales to Residential, Commercial and Municipal customers decreased primarily due to milder temperatures in 2017.

ALLETE, Inc. 2017 Form 10-K

2017 Compared to 2016 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold	2017	2016	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,096	1,102	(6)	(0.5)
Commercial	1,420	1,442	(22)	(1.5)
Industrial	7,327	6,456	871	13.5
Municipal	799	816	(17)	(2.1)
Total Retail and Municipal	10,642	9,816	826	8.4
Other Power Suppliers	4,039	4,316	(277)	(6.4)
Total Regulated Utility Kilowatt-hours Sold	14,681	14,132	549	3.9

Revenue from electric sales to taconite and iron concentrate customers accounted for 22 percent of consolidated operating revenue in 2017 (18 percent in 2016). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2017 (6 percent in 2016). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2017 (7 percent in 2016).

Interim retail rates for Minnesota Power were approved by the MPUC and became effective January 1, 2017. Interim retail rate refund reserves of $31.6 million fully offset the interim retail rates recognized during 2017 due to the regulatory outcome of the MPUC’s decision in Minnesota Power’s 2016 general rate case on January 18, 2018. (See Note 4. Regulatory Matters.)

Revenue from wholesale customers under FERC formula-based rates decreased $4.9 million from 2016 primarily due to lower rates.

Financial incentives under the conservation improvement program decreased $1.9 million from 2016.

Transmission revenue decreased $1.7 million primarily due to lower MISO-related revenue, partially offset by period over period changes in the estimate of a refund liability related to MISO return on equity complaints. (See Operating Expenses - Transmission Services – Utility.)

Operating Expenses increased $47.1 million, or 6 percent, from 2016.

Fuel, Purchased Power and Gas – Utility expense increased $57.0 million, or 17 percent, from 2016 primarily due to increased kWh sales, higher fuel costs and a $19.5 million expense for the MPUC’s decision disallowing recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs at a hearing on January 18, 2018, due to the anticipated adoption of a forward-looking fuel adjustment clause methodology. These increases were partially offset by lower purchased power prices. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue – Utility.)

Transmission Services – Utility expense increased $6.0 million, or 9 percent, from 2016 primarily due to higher MISO-related expense. (See Operating Revenue – Utility.)

Operating and Maintenance expense increased $2.4 million, or 1 percent, from 2016 primarily due to a $7.2 million increase in conservation improvement program expenses in 2017. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue – Utility.) This increase was partially offset by lower materials purchased for generation facilities. Operating and Maintenance expense in 2016 included a $3.6 million sales tax refund, partially offset by higher storm restoration costs of $2.9 million related to severe wind storms across Minnesota Power’s service territory in July 2016.

ALLETE, Inc. 2017 Form 10-K

2017 Compared to 2016 (Continued)
Regulated Operations (Continued)

Depreciation and Amortization expense decreased $21.7 million, or 14 percent, from 2016 primarily due to modifications of the depreciable lives for Boswell, partially offset by additional property, plant and equipment in service. At a hearing on January 18, 2018, the MPUC decided to extend the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050, and shorten the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense of approximately $25 million in 2017.

Taxes Other than Income Taxes increased $3.4 million, or 7 percent, from 2016 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense increased $4.9 million, or 9 percent, from 2016 primarily due to higher average interest rates. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC increased $4.0 million, or 22 percent, from 2016 primarily due to additional investments in ATC and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints. (See Note 5. Investment in ATC.)

Income Tax Expense increased $21.3 million from 2016 primarily due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits and higher pre-tax income. The TCJA did not have an impact on income tax expense for our Regulated Operations as the remeasurement of deferred income tax assets and liabilities primarily resulted in the recording of regulatory assets and liabilities.

In 2017, as a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue and reduced the corresponding regulatory liability by approximately $14 million resulting in an income tax expense of $6.1 million. In addition, Regulated Operations recorded an income tax expense of $7.9 million for North Dakota investment tax credits transferred to Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of $7.9 million for the North Dakota investment tax credits transferred from Regulated Operations.

In 2016, as a result of the adverse impact for the regulatory outcome of the November 2016 MPUC order, Regulated Operations reduced operating revenue and recorded a corresponding regulatory liability for approximately $15 million resulting in an income tax benefit of $6.2 million. In addition, Regulated Operations recorded an income tax benefit of $8.8 million for North Dakota investment tax credits transferred from Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax expense of $8.8 million for the North Dakota investment tax credits transferred to Regulated Operations.

ALLETE Clean Energy

Year Ended December 31	2017	2016
Millions
Operating Revenue	$80.5	$80.5
Net Income Attributable to ALLETE (a)	$41.5	$13.4

(a)	Results in 2017 include a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Operating Revenue is consistent with 2016 as lower kWh sales at the wind energy facilities resulting from lower wind resources were offset by higher amortization of PSAs. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2017 Form 10-K

2017 Compared to 2016 (Continued)
ALLETE Clean Energy (Continued)

	Year Ended December 31,
	2017		2016
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	241.8	$12.3	254.7	$12.8
Storm Lake II	152.6	10.0	154.8	10.1
Condon	90.7	7.5	96.9	8.2
Storm Lake I	215.6	12.4	222.3	11.6
Chanarambie/Viking	263.5	13.9	278.8	13.4
Armenia Mountain	267.4	24.4	268.2	24.4
Total Production and Operating Revenue	1,231.6	$80.5	1,275.7	$80.5

Net Income Attributable to ALLETE increased $28.1 million from 2016. Net income in 2017 included a $23.6 million after‑tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, increased production tax credits due to the requalification of WTGs at ALLETE Clean Energy’s Storm Lake I, Storm Lake II and Lake Benton wind energy facilities, lower operating and maintenance expense, and lower interest expense compared to 2016. Net income in 2016 included a $3.3 million after-tax goodwill impairment charge and a $0.9 million after-tax expense related to the repayment of long-term debt. Net income in 2016 also included an allocation of earnings to a non-controlling interest in the limited liability company that owns the Condon wind energy facility, which was acquired by ALLETE Clean Energy in April 2016. (See Note 6. Acquisitions.)

U.S. Water Services

Year Ended December 31	2017	2016
Millions
Operating Revenue	$151.8	$137.5
Net Income Attributable to ALLETE (a)	$10.7	$1.5

(a)	Results in 2017 include a $9.2 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Operating Revenue increased $14.3 million from 2016 primarily due to the acquisitions of WEST in October 2016 and Tonka Water in September 2017. (See Note 6. Acquisitions.) Revenue from chemical sales and related services was $116.0 million in 2017 compared to $110.5 million in 2016. Revenue from equipment sales was $35.8 million for 2017 compared to $27.0 million in 2016; equipment sales can significantly fluctuate from period to period.

Net Income Attributable to ALLETE increased $9.2 million from 2016. Net income in 2017 included a $9.2 million after‑tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, and higher operating revenue, partially offset by increased operating expenses as a result of investments for future growth in waste treatment and water safety applications. Net income in 2017 also included a net loss of $0.8 million primarily for transaction fees and amortization expense of the Tonka Water acquisition on September 1, 2017. (See Note 6. Acquisitions.)

Cash flow from operations for U.S. Water Services was approximately $12 million in 2017 compared to approximately $11 million in 2016.

Corporate and Other

Operating Revenue increased $2.2 million, or 2 percent, from 2016 primarily due to an increase in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses and record coal sales in 2017, partially offset by a decrease in land sales at ALLETE Properties. Operating revenue in 2016 included the sale of ALLETE Properties’ Ormond Crossings project and Lake Swamp wetland mitigation bank for approximately $21 million.

ALLETE, Inc. 2017 Form 10-K

2017 Compared to 2016 (Continued)
Corporate and Other (Continued)

Net Loss Attributable to ALLETE was $8.4 million in 2017 compared to net income of $4.9 million in 2016. The net loss in 2017 included a $19.8 million after-tax expense due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. The net loss in 2017 also included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, lower accretion expense relating to the contingent consideration liability, and lower interest expense. Net income in 2016 included an after‑tax gain of $13.6 million related to the change in fair value of the contingent consideration liability, partially offset by an $8.8 million after-tax adverse impact for the regulatory outcome of the November 2016 MPUC order.

Net income at BNI Energy was $4.5 million in 2017 which included a $3.1 million after-tax expense due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, partially offset by more tons sold; net income in 2016 was $6.8 million. The net loss at ALLETE Properties was $8.8 million in 2017 which included a $7.8 million after-tax expense for the remeasurement of deferred income tax assets and liabilities resulting from the TCJA; net income in 2016 was $0.7 million.

Income Taxes – Consolidated

For the year ended December 31, 2017, the effective tax rate was 7.9 percent (11.3 percent for the year ended December 31, 2016). The decrease from 2016 was primarily due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA and increased production tax credits, partially offset by higher pre-tax income. (See Regulated Operations - Income Tax Expense.) The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, and production tax credits. (See Note 13. Income Tax Expense.)

2016 Compared to 2015

(See Note 17. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2016	2015
Millions
Operating Revenue – Utility	$1,000.7	$991.2
Fuel, Purchased Power and Gas – Utility	339.9	336.0
Transmission Services – Utility	65.2	54.1
Operating and Maintenance	220.7	229.6
Depreciation and Amortization	154.3	135.1
Taxes Other than Income Taxes	47.7	46.2
Operating Income	172.9	190.2
Interest Expense	(52.1)	(53.9)
Equity Earnings in ATC	18.5	16.3
Other Income	2.1	3.4
Income Before Income Taxes	141.4	156.0
Income Tax Expense	5.9	24.4
Net Income Attributable to ALLETE	$135.5	$131.6

Operating Revenue – Utility increased $9.5 million, or 1 percent, from 2015 primarily due to higher transmission revenue, cost recovery rider revenue, pricing on PSAs with Other Power Suppliers and FERC formula-based rates, partially offset by the adverse impact for the regulatory outcome of the November 2016 MPUC order related to the allocation of North Dakota investment tax credits as well as lower conservation improvement program recoveries.

Transmission revenue increased $9.7 million primarily due to period over period changes in our estimate of a refund liability related to MISO return on equity complaints and higher MISO-related revenue. (See Operating Expenses - Transmission Services – Utility.)

ALLETE, Inc. 2017 Form 10-K

2016 Compared to 2015 (Continued)
Regulated Operations (Continued)

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

Revenue from electric sales to taconite and iron concentrate customers accounted for 18 percent of consolidated operating revenue in 2016 (17 percent in 2015). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2016 (6 percent in 2015). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2016 (6 percent in 2015).

Revenue from wholesale customers under FERC formula-based rates increased $3.8 million primarily due to additional environmental and other investments.

Revenue decreased $15.0 million due to the adverse impact for the regulatory outcome of the November 2016 MPUC order related to the allocation of North Dakota investment tax credits. (See Note 4. Regulatory Matters.)

Conservation improvement program recoveries decreased $4.1 million from 2015 primarily due to a reduction in related expenditures. (See Operating Expenses - Operating and Maintenance Expense.)

Operating Expenses increased $26.8 million, or 3 percent, from 2015.

Fuel, Purchased Power and Gas – Utility expense increased $3.9 million, or 1 percent, from 2015 primarily due to higher fuel and purchased power prices in 2016 compared to 2015, partially offset by lower kWh sales in 2016. Fuel and purchased power expense related to retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $11.1 million, or 21 percent, from 2015 primarily due to higher MISO‑related expense and period over period changes in our estimate of a refund for MISO transmission expense related to MISO return on equity complaints. (See Operating Revenue and Note 4. Regulatory Matters.)

Operating and Maintenance expense decreased $8.9 million, or 4 percent, from 2015, primarily due to lower pension and other postretirement benefit expenses (see Note 15. Pension and Other Postretirement Benefit Plans), a $3.6 million sales tax refund received in 2016 and a $4.1 million decrease in conservation improvement program expenses. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue.) Operating and Maintenance expense included higher storm restoration costs of $2.9 million related to severe wind storms across Minnesota Power’s service territory in July 2016.

ALLETE, Inc. 2017 Form 10-K

2016 Compared to 2015 (Continued)
Regulated Operations (Continued)

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

Income Tax Expense decreased $18.5 million, or 76 percent, from 2015 due to lower pre-tax income, higher production tax credits and the adverse impact for the regulatory outcome of the November 2016 MPUC order related to the allocation of North Dakota investment tax credits. (See Note 4. Regulatory Matters.)

As a result of the adverse impact for the regulatory outcome of the November 2016 MPUC order, Regulated Operations reduced operating revenue and recorded a corresponding regulatory liability for approximately $15 million resulting in an income tax benefit of $6.2 million in 2016. In addition, Regulated Operations recorded an income tax benefit of $8.8 million for North Dakota investment tax credits transferred from Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax expense of $8.8 million for the North Dakota investment tax credits transferred to Regulated Operations.

ALLETE Clean Energy

Year Ended December 31,	2016	2015
Millions
Operating Revenue	$80.5	$262.1
Net Income Attributable to ALLETE	$13.4	$29.9

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

ALLETE, Inc. 2017 Form 10-K

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

Operating Revenue increased $17.7 million in 2016 compared to the period from February 10, 2015, to December 31, 2015. The results for 2015 reflect operations from the date of acquisition, February 10, 2015, through December 31, 2015, and therefore, do not reflect a full year. Revenue from chemical sales and related services was $110.5 million in 2016 compared to $92.5 million in 2015. Revenue from equipment sales was $27.0 million for 2016 compared to $27.3 million in 2015; equipment sales can significantly fluctuate from period to period.

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

Net Income Attributable to ALLETE increased $26.2 million from 2015. Net income in 2016 included an after-tax gain of $13.6 million related to the change in fair value of the U.S. Water Services contingent consideration liability and increased land sales at ALLETE Properties, partially offset by an adverse impact of $8.8 million after-tax for the regulatory outcome of the November 2016 MPUC order. (Regulated Operations - Income Tax Expense.) In 2015, the net loss included a $22.3 million after-tax non-cash impairment charge relating to the real estate assets of ALLETE Properties and $3.0 million after-tax expense in acquisition costs related to U.S. Water Services. Net income at BNI Energy increased to $6.8 million in 2016 compared to $6.7 million in 2015, and net income at ALLETE Properties increased to $0.7 million in 2016 compared to a net loss of $23.3 million in 2015.

Income Taxes – Consolidated

For the year ended December 31, 2016, the effective tax rate was 15.2 percent (22.6 percent for the year ended December 31, 2015). The decrease from the year ended December 31, 2015, was primarily due to increased production tax credits in 2016 related to additional wind energy generation. The effective rate deviated from the combined statutory rate of approximately 41 percent primarily due to production tax credits. (See Note 13. Income Tax Expense.)

ALLETE, Inc. 2017 Form 10-K

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

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class and adjust these for current economic conditions while utilizing the target allocation of our plan assets to forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2017, was approximately 53 percent equity securities, 38 percent debt, 5 percent private equity and 4 percent real estate. Our postretirement health and life asset allocation as of December 31, 2017, was approximately 64 percent equity securities, 31 percent debt and 5 percent private equity. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2017, we used expected long-term rates of return of 7.50 percent in our actuarial determination of our pension expense and 6.00 percent to 7.50 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one‑quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1.8 million, pre-tax.

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2017, we used discount rates of 4.53 percent and 4.57 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $1.1 million, pre‑tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2017, considered a modified RP-2014 mortality table and mortality projection scale. (See Note 15. Pension and Other Postretirement Benefit Plans.)

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

ALLETE, Inc. 2017 Form 10-K

Critical Accounting Policies (Continued)

Taxation. We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations to estimate our obligations to taxing authorities. These tax obligations include income taxes and taxes other than income taxes. Judgments related to income taxes require the recognition in our financial statements of the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit. Tax positions that do not meet the “more-likely-than-not” criteria are reflected as a tax liability in accordance with the accounting standards for uncertainty in income taxes. We record a valuation allowance against our deferred tax assets to the extent it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

We are subject to income taxes in various jurisdictions. We make assumptions and judgments each reporting period to estimate our income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Our assumptions and judgments include the application of tax statutes and regulations, and projections of future federal taxable income, state taxable income, and state apportionment to determine our ability to utilize NOL and credit carryforwards prior to their expiration. Significant changes in assumptions regarding future federal and state taxable income or a change in tax rates could require new or increased valuation allowances which could result in a material impact on our results of operations.

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

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets of acquired businesses. In accordance with GAAP, goodwill is not amortized. The Company assesses whether there has been an impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our Consolidated Balance Sheet and the judgment required in determining fair value, including projected future cash flows. The results of our annual impairment test are discussed in Note 1. Operations and Significant Accounting Policies and Note 9. Fair Value in this Form 10-K. Goodwill was $148.3 million and $131.2 million as of December 31, 2017, and December 31, 2016, respectively.

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements, land easements, trademarks and trade names. Intangible assets with definite lives consist of customer relationships, which are amortized using an attrition model, and patents, non-compete agreements, land easements and certain trade names, which are amortized on a straight-line basis with estimated useful lives ranging from approximately 1 year to approximately 20 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets consist of trademarks and certain trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of an appropriate discount rate, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test are discussed in Note 9. Fair Value in this Form 10-K. Intangible assets, net of accumulated amortization, were $77.6 million and $82.2 million as of December 31, 2017, and December 31, 2016, respectively.

ALLETE, Inc. 2017 Form 10-K

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average annual earnings per share growth of 5 percent to 7 percent, and providing a dividend payout competitive with our industry.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in its Energy Infrastructure and Related Services businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2018. Over the next several years, the contribution of the Energy Infrastructure and Related Services businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $55 million in additional revenue. In December 2016, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million due to a change in its electric sales forecast. In December 2016 orders, the MPUC accepted the November 2016 filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017.

On February 23, 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an order dated April 13, 2017, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning May 1, 2017. As a result of working with intervenors and further developments as the rate review progressed, Minnesota Power’s final rate request was adjusted to approximately $49 million on an annualized basis. At a hearing on January 18, 2018, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Upon commencement of final rates, we expect additional revenue of approximately $13 million on an annualized basis. Final rates are expected to commence in the fourth quarter of 2018; interim rates will be collected through this period which will be fully offset by the recognition of a corresponding reserve. As a result of the MPUC’s decisions on January 18, 2018, Minnesota Power has recorded a reserve for an interim rate refund of approximately $32 million as of December 31, 2017. The MPUC also disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. An order from the MPUC setting forth the effective date of final rates is expected by March 12, 2018. Minnesota Power will review this order for potential reconsideration of certain issues at that time.

As part of its decision in Minnesota Power’s 2016 general rate case, the MPUC extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050 primarily to mitigate rate increases for our customers, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a decrease to depreciation expense of approximately $25 million pre-tax in 2017.

ALLETE, Inc. 2017 Form 10-K

Outlook (Continued)
Regulatory Matters (Continued)

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015 which established that it is the energy policy of Minnesota to have competitive rates for certain industries such as mining and forest products. In 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. In a March 2016 order, the MPUC dismissed the petition without prejudice. In June 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. The rate adjustments were intended to be revenue and cash flow neutral to Minnesota Power. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an order dated April 20, 2017; collection of the discount was subject to the MPUC’s review of Minnesota Power’s compliance filing implementing approval of a recovery mechanism, with the subsequent order issued on October 13, 2017, that modified the order dated April 20, 2017. During 2017, Minnesota Power provided discounts of $8.6 million which were recorded as a receivable. On September 29, 2017, Minnesota Power informed its EITE customers that it had suspended the EITE discount due to a concern that it was not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing on September 7, 2017, as well as the interim rate reduction and decisions in its 2016 general rate case. Based on the MPUC’s decisions at a hearing on January 18, 2018, as part of Minnesota Power’s 2016 general rate case, Minnesota Power reinstated the EITE discount effective January 1, 2018. Minnesota Power expects the discount to EITE customers to be approximately $15 million annually based on EITE customer current operating levels. While interim rates are in effect for Minnesota Power’s 2016 general rate case, EITE discounts will offset interim rate refund reserves for non-EITE customers.

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2017 PSCW retail rate order effective August 14, 2017, that allows for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 14, 2017, were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity. The 2017 PSCW retail rate order authorizes SWL&P to collect on average a 2.9 percent increase in rates for retail customers (3.8 percent increase in electric rates; 4.8 percent decrease in natural gas rates; and 9.8 percent increase in water rates). On an annualized basis, SWL&P expects to collect additional revenue of $2.5 million.

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 50 percent of our regulated utility kWh sales in 2017 (45 percent in 2016 and 46 percent in 2015) were made to our industrial customers. We expect industrial sales of approximately 7.0 million to 7.5 million MWh in 2018 (7.3 million MWh in 2017; 6.5 million MWh in 2016).

Taconite and Iron Concentrate. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production has been exported outside of North America. Minnesota Power also provides electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These iron concentrate facilities are owned in whole, or in part, by ERP Iron Ore and are currently idled. (See ERP Iron Ore / Magnetation.)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 74 percent of capacity in 2017 (71 percent in 2016 and in 2015). The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2018 will increase by approximately 1 percent compared to 2017.

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.04, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

ALLETE, Inc. 2017 Form 10-K

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

United Taconite. On May 16, 2017, Cliffs announced that production of a fully fluxed taconite pellet has started at its United Taconite facility. The product replaces a flux pellet previously made at Cliffs’ indefinitely idled Empire operation in Michigan. United Taconite has the capability to produce approximately 5 million tons of taconite annually.

Northshore Mining. Cliffs has announced that it is investing further in Minnesota ore operations, specifically it plans to invest approximately $75 million through 2020 to expand capacity for producing direct reduced-grade pellets at Northshore Mining. The additional direct reduced-grade pellets could be sold commercially or used to supply Cliff’s planned hot briquetted iron production plant in Toledo, Ohio. Minnesota Power has a long-term PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

Silver Bay Power. In 2016, Minnesota Power and Silver Bay Power entered into a long-term PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. In the years 2016 through 2019, Minnesota Power is supplying Silver Bay Power with at least 50 MW of energy and Silver Bay Power has the option to purchase additional energy from Minnesota Power as it transitions away from self-generation. On December 31, 2019, Silver Bay Power will cease self-generation and Minnesota Power will supply the energy requirements for Silver Bay Power.

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

Paper, Pulp and Secondary Wood Products. Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry. The four major paper and pulp mills we serve reported operating at, or near, full capacity in 2017. Lower levels of production are expected in 2018 as a result of the closure of the smaller of the two paper machines located at UPM Blandin in the fourth quarter of 2017. (See UPM Blandin.)

UPM Blandin. On October 24, 2017, UPM-Kymmene Corporation announced that in light of the global market situation for graphic papers, and to sustain its competitiveness and leading position in the market, it planned to permanently close the smaller of UPM Blandin’s two paper machines located in Grand Rapids, Minnesota; the closure was completed in the fourth quarter of 2017. Paper production related to the other paper machine is planned to continue at UPM Blandin. Minnesota Power provides electric and steam service to UPM Blandin.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

Nashwauk Public Utilities Commission. Mesabi Metallics is a retail customer of the Nashwauk Public Utilities Commission, and Minnesota Power has a wholesale electric contract with the Nashwauk Public Utilities Commission for electric service through at least December 2032. Mesabi Metallics filed for bankruptcy protection in July 2016, under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On June 13, 2017, the bankruptcy court approved a settlement plan for a consortium led by Chippewa Capital Partners LLC to take control of the project, subject to certain stipulations. On December 22, 2017, Mesabi Metallics emerged from bankruptcy under the ownership of Chippewa Capital Partners LLC.

ALLETE, Inc. 2017 Form 10-K

Outlook (Continued)
Industrial Customers and Prospective Additional Load (Continued)

PolyMet. PolyMet is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources (DNR) issued its Record of Decision in March 2016, finding the final EIS adequate. In July 2016, PolyMet submitted applications for water-related permits with the State of Minnesota, and in August 2016, an application for an air quality permit was submitted to the MPCA. In November 2016, PolyMet submitted a state permit to mine application to the DNR detailing its operational plans for the mine. On January 5, 2018, the DNR released PolyMet’s draft permit to mine and opened a public comment period through March 6, 2018. Public hearings were held in February 2018 to review the draft permit to mine, as well as the MPCA’s recently released draft water quality permit, draft air quality permit and draft water quality certification. The final EIS also requires Records of Decision by the federal agencies, which are expected in 2018, before final action can be taken on the required federal permits to construct and operate the mining operation. On January 9, 2017, the U.S. Forest Service signed the Final Record of Decision authorizing a land exchange with PolyMet, which upon completion of title transfer will result in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a ten-year power supply contract with PolyMet that would begin upon start-up of operations.

EnergyForward. Minnesota Power is executing EnergyForward, a strategic plan for assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind, solar, natural gas and hydroelectric power, construction of additional transmission capacity, the installation of emissions control technology and the idling of certain coal-fired generating facilities.

On July 28, 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas energy PPA. These agreements will be subject to MPUC approval of the construction of a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated September 19, 2017, the MPUC approved Minnesota Power’s request that approval for the natural gas energy PPA be decided through an administrative law judge process. The administrative law judge is expected to provide a recommendation by July 2018, and the Company anticipates a MPUC decision in the second half of 2018. The MPUC did not take any action regarding the wind and solar energy PPAs which will be refiled separately from the natural gas energy PPA.

Integrated Resource Plan. In 2015, Minnesota Power filed its 2015 IRP with the MPUC which contained steps in its EnergyForward strategic plan, and included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. In a July 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for Taconite Harbor, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. In October 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as part of its EnergyForward strategic plan. In an order dated September 19, 2017, the MPUC approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2019. (See Note 4. Regulatory Matters.)

Renewable Energy. Minnesota Power’s 2015 IRP includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. Minnesota Power continues to execute its renewable energy strategy through renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date and expects 28 percent of its applicable retail and municipal energy sales will be supplied by renewable energy sources in 2018. (See Item 1. Business – Regulated Operations – Minnesota Legislation and EnergyForward.)

ALLETE, Inc. 2017 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

Minnesota Solar Energy Standard. Minnesota law requires at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less and community solar garden subscriptions. In a 2016 order, the MPUC approved Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, as eligible to meet the solar energy standard and for current cost recovery. Camp Ripley was completed in the fourth quarter of 2016. In a July 2016 order, the MPUC approved a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power believes Camp Ripley and the community solar garden arrays will meet approximately one-third of the overall mandate. Additionally, in an order dated February 10, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. The proposal to incentivize customer-sited solar installations and the community solar garden subscriptions is expected to meet a portion of the required small scale solar mandate.

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. Currently, there is no approved customer billing rate for solar costs.

Wind Energy. Minnesota Power’s wind energy facilities consist of Bison (497 MW) located in North Dakota and Taconite Ridge (25 MW) located in northeastern Minnesota. Minnesota Power also has two long-term wind energy PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota.

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

Updated customer billing rates for the renewable cost recovery rider, which includes investments and expenditures related to Bison, were approved by the MPUC in an order dated November 8, 2017, which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested.

In a November 2016 order, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power recorded a regulatory liability, and a reduction in Operating Revenue of approximately $15 million in 2016. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an $8.8 million charge to net income in 2016. In December 2016, Minnesota Power submitted a request for reconsideration with the MPUC. In an order dated February 14, 2017, the MPUC decided to reconsider its November 2016 order.

In an order dated December 7, 2017, the MPUC modified its November 2016 order to allow Minnesota Power to account for North Dakota investment tax credits based on the long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. As a result of the favorable regulatory outcome, Minnesota Power recorded a reduction in its regulatory liability and an increase in Operating Revenue of approximately $14 million in 2017. The North Dakota investment tax credits were reestablished as income tax credits in Corporate and Other, resulting in a $7.9 million increase to net income in 2017.

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

ALLETE, Inc. 2017 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

Tenaska PPA. On May 10, 2017, Minnesota Power and an affiliate of Tenaska signed a long-term PPA that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwest Minnesota for a 20-year period beginning in 2020. The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered. This agreement is subject to MPUC approval of the construction of a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE, and construction of the wind energy facility. (See Note 4. Regulatory Matters.)

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

The third PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The agreement is subject to construction of additional transmission capacity between Manitoba and the U.S., along with construction of new hydroelectric generating capacity in Manitoba. (See Item 1. Business – Regulated Operations – Transmission and Distribution – Great Northern Transmission Line.) The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

The fourth PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL. (See Item 1. Business – Regulated Operations – Transmission and Distribution – Great Northern Transmission Line.)

The fifth PPA provides for Minnesota Power to purchase 50 MW of capacity from Manitoba Hydro at fixed prices. The PPA began in June 2017 and expires in May 2020.

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

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. 2017 Form 10-K

Outlook (Continued)
ALLETE Clean Energy (Continued)

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

Federal production tax credit qualification is important to development project economics, and ALLETE Clean Energy invested in equipment in late 2016 and late 2017 to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,500 MW of qualified wind projects through 2021. ALLETE Clean Energy will also invest approximately $80 million through 2020 to requalify up to 385 WTGs at its Storm Lake I, Storm Lake II and Lake Benton wind energy facilities for production tax credits. We anticipate annual production tax credits relating to these projects of approximately $5 million in 2018, $10 million in 2019, $15 million to $20 million annually in 2020 through 2027 and decreasing thereafter through 2030.

On January 3, 2017, ALLETE Clean Energy announced that it will develop a wind energy facility of up to 50 MW after securing a 25-year PSA with Montana-Dakota Utilities, which includes an option to purchase the facility upon completion. We expect Montana-Dakota Utilities to exercise the option in the first quarter of 2018; construction and sale is expected to be completed in December 2018. Revenue is expected to be recognized upon completion; if the wind energy facility is not completed and sold in 2018, revenue and related margins would be recognized in 2019. ALLETE Clean Energy constructed and sold a 107 MW wind energy facility to Montana-Dakota Utilities in 2015. On March 16, 2017, ALLETE Clean Energy announced it will build, own and operate a separate 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to begin in late 2018.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current portfolio of approximately 535 MW is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PSA 1			12%	2018
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PSA 1			90%	2019
PSA 2			10%	2032

U.S. Water Services.

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage and improve efficiency. U.S. Water Services is located in 49 states and Canada, and has an established base of approximately 4,900 customers. U.S. Water Services differentiates itself from the competition by developing synergies between established solutions in engineering, equipment and chemical water treatment, and helping customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the commercial and institutional markets, food and beverage, light manufacturing, power generation, and midstream oil and gas industries, among others. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year.

ALLETE, Inc. 2017 Form 10-K

Outlook (Continued)
U.S. Water Services (Continued)

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

On September 1, 2017, U.S. Water Services acquired Tonka Water for total consideration of $19.2 million. Tonka Water is a supplier of municipal and industrial water treatment systems that will expand U.S. Water Services’ geographic and customer markets.

U.S. Water Services expects cash flow from operations of approximately $15 million in 2018 ($12 million in 2017).

Corporate and Other.

BNI Energy. In 2017, BNI Energy sold a record 4.7 million tons of coal (3.8 million tons in 2016) and anticipates 2018 sales will be lower than 2017 primarily due to an expected outage for one of its customers. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. Market conditions can impact land sales and could result in our inability to cover our cost basis, operating expenses or fixed carrying costs such as community development district assessments and property taxes. ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park, with approximately 2,000 acres combined of land available for sale. (See Item 1. Business – Corporate and Other – ALLETE Properties.) In addition to these two projects, ALLETE Properties has approximately 800 acres of other land available for sale.

In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. The revised strategy incorporated the possibility of a bulk sale of its entire portfolio. Proceeds from a bulk sale would be strategically deployed to support growth in ALLETE Clean Energy and U.S. Water Services, collectively our Energy Infrastructure and Related Services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

Income Taxes

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 41 percent for 2017. On an ongoing basis, ALLETE’s statutory tax rate will be reduced to approximately 28 percent as a result of the federal income tax rate change of the TCJA. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be approximately negative 10 percent for 2018 primarily due to a lower statutory tax rate resulting from the TCJA, and federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 12 years due to production tax credits attributable to our wind energy generation.

We expect the federal income tax rate change of the TCJA to result in lower income tax expense on an ongoing basis for our Regulated Operations, ALLETE Clean Energy and U.S. Water Services segments as well as our Corporate and Other businesses. The lower income tax expense for our Regulated Operations segment is expected to be mostly offset by lower revenue as most of the benefit is expected to be passed back to customers through lower rates. We do not expect a material impact on the Company’s ability to utilize its federal and state NOL and tax credit carryforwards due to the TCJA.

ALLETE, Inc. 2017 Form 10-K

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs. As of December 31, 2017, we had cash and cash equivalents of $98.9 million, $395.1 million in available consolidated lines of credit and a debt-to-capital ratio of 42 percent.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2017	%	2016	%	2015	%
Millions
ALLETE Equity	$2,068.2	58	$1,893.0	55	$1,820.2	53
Non-Controlling Interest	—	—	—	—	2.2	—
Long-Term Debt (Including Current Maturities)	1,513.3	42	1,569.1	45	1,605.0	47
Notes Payable	—	—	—	—	1.6	—
	$3,581.5	100	$3,462.1	100	$3,429.0	100

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2017	2016	2015
Millions
Cash and Cash Equivalents at Beginning of Period	$27.5	$97.0	$145.8
Cash Flows from (used for)
Operating Activities	402.9	332.0	340.1
Investing Activities	(229.0)	(276.2)	(618.8)
Financing Activities	(102.5)	(125.3)	229.9
Change in Cash and Cash Equivalents	71.4	(69.5)	(48.8)
Cash and Cash Equivalents at End of Period	$98.9	$27.5	$97.0

Operating Activities. Cash from operating activities was higher in 2017 compared to 2016 primarily due to a payment of $31.0 million made in 2016 as part of a long-term PSA between Minnesota Power and Silver Bay Power, as well as higher recoveries of our cost recovery riders, net income and non-cash items in 2017, partially offset by an increase in customer receivables and higher payments on accounts payable in 2017.

Cash from operating activities was lower in 2016 compared to 2015 primarily due to a payment of $31.0 million made as part of a long-term PSA between Minnesota Power and Silver Bay Power, cash contributions to our defined benefit pension plan and non-cash items, partially offset by higher net income, lower fuel inventory and increased recoveries through our cost recovery riders.

Investing Activities. Cash used for investing activities was lower in 2017 compared to 2016 primarily due to lower payments for capital expenditures in 2017, partially offset by the acquisition of Tonka Water and additional investments in ATC in 2017.

Cash used for investing activities was lower in 2016 compared to 2015 primarily due to a decrease in cash used for the acquisitions of subsidiaries, as well as fewer capital expenditures in 2016. In 2015, we acquired U.S. Water Services, and ALLETE Clean Energy acquired the Chanarambie/Viking and Armenia Mountain wind energy facilities. (See Note 6. Acquisitions.)

Financing Activities. Cash used for financing activities was lower in 2017 primarily due to higher proceeds received from the issuance of common stock of $86.0 million compared to $30.9 million in 2016, partially offset by higher contingent consideration payments in 2017 and repayments of long-term debt of $189.6 million in 2017, net of long-term debt issuances of $131.5 million in 2017. Additionally, in 2016 the Company paid $8.0 million to acquire the non-controlling interest of the limited liability company that owns the Condon wind energy facility. (See Securities and Note 6. Acquisitions.)

Cash used for financing activities decreased in 2016 compared to 2015 primarily due to lower proceeds from the issuance of long‑term debt and common stock.

ALLETE, Inc. 2017 Form 10-K

Liquidity and Capital Resources (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of December 31, 2017, we had consolidated bank lines of credit aggregating $407.0 million ($409.0 million as of December 31, 2016), the majority of which expire in October 2020. We had $11.9 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2017 ($11.1 million in standby letters of credit and no outstanding draws as of December 31, 2016). In addition, as of December 31, 2017, we had 3.2 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

The remeasurement of deferred income tax assets and liabilities resulting from the TCJA for Minnesota Power and SWL&P were recorded as regulatory assets and liabilities. The net regulatory liabilities for Minnesota Power and SWL&P are expected to be passed back to customers over time primarily based upon the normalization provisions of the U.S. Internal Revenue Code over the life of the related property, plant and equipment with the remainder passed back based upon the determinations of regulatory authorities. The final amount and timing over which the benefits of the TCJA will be passed back to customers has not been determined, and therefore, the full cash flow impacts are still uncertain. (See Note 4. Regulatory Matters.)

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2017. For the year ended December 31, 2017, 1.0 million shares of common stock were issued under this agreement, resulting in net proceeds of $65.7 million (0.1 million shares for net proceeds of $8.0 million in 2016; 1.3 million shares for net proceeds of $69.9 million in 2015). The shares issued in 2017 and 2016 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time. The shares issued in 2015 were offered and sold pursuant to Registration Statement No. 333-190335.

During the year ended December 31, 2017, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $20.3 million (0.4 million shares for net proceeds of $22.9 million in 2016; 0.4 million shares for net proceeds of $25.9 million in 2015). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-188315, 333-183051 and 333-162890.

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

On August 25, 2017, ALLETE entered into a $40 million term loan agreement (Term Loan). The Term Loan is an unsecured, single draw loan that is due on August 25, 2020, and may be prepaid at any time subject to a make-whole provision. The interest rate on the Term Loan is equal to LIBOR plus 1.025 percent. (See Note 10. Short-Term and Long-Term Debt.)

On November 2, 2017, ALLETE entered into a bond purchase agreement providing for the issuance and sale of $60 million of its First Mortgage Bonds (the Bonds) that bear interest at 4.07 percent. The Bonds will be issued on or about April 1, 2018, and will mature in April 2048. (See Note 10. Short-Term and Long-Term Debt.)

Financial Covenants. See Note 10. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. For the year ended December 31, 2017, we contributed $1.7 million in cash and 0.2 million shares of ALLETE common stock, which had an aggregate value of $13.5 million when contributed, to the defined benefit pension plans. These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. On January 8, 2018, we contributed $15.0 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to our defined benefit pension plans in 2018, and we do not expect to make any contributions to our other postretirement benefit plans in 2018. (See Note 12. Common Stock and Earnings Per Share and Note 15. Pension and Other Postretirement Benefit Plans.)

ALLETE, Inc. 2017 Form 10-K

Liquidity and Capital Resources (Continued)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are discussed in Note 11. Commitments, Guarantees and Contingencies.

Contractual Obligations and Commercial Commitments. ALLETE has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. The following table summarizes contractual obligations and other commercial commitments as of December 31, 2017:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After
Contractual Obligations (a)	Total	1 Year	Years	Years	5 Years
Millions
Long-Term Debt	$2,255.4	$126.1	$313.6	$284.8	$1,530.9
Pension (b)	458.0	46.3	92.1	91.6	228.0
Other Postretirement Benefit Plans (b)	97.2	9.2	19.1	19.2	49.7
Operating Lease Obligations	79.9	14.2	22.3	13.4	30.0
PPA Obligations (c)	2,283.1	104.5	222.1	289.5	1,667.0
Other Purchase Obligations	56.5	40.5	3.5	1.4	11.1
Total Contractual Obligations	$5,230.1	$340.8	$672.7	$699.9	$3,516.7

(a)
Does not include $1.7 million of non-current unrecognized tax benefits due to uncertainty regarding the timing of future cash payments related to uncertain tax positions. (See Note 13. Income Tax Expense.)

(b)	Represents the estimated future benefit payments for our defined benefit pension and other postretirement plans through 2027.

(c)
Does not include the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only; Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered; and the agreement with Tenaska commencing in 2020 as it is subject to approval of the construction of a 525 MW to 550 MW combined-cycle natural gas‑fired facility. (See Note 11. Commitments, Guarantees and Contingencies.)

Long-Term Debt. Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on the Consolidated Balance Sheet, plus interest. The table above assumes that the interest rates in effect at December 31, 2017, remain constant through the remaining term. (See Note 10. Short-Term and Long‑Term Debt.)

Pension and Other Postretirement Benefit Plans. Our pension and other postretirement benefit plan obligations represent our current estimate of future benefit payments through 2027. Pension contributions will be dependent on several factors including realized asset performance, future discount rate and other actuarial assumptions, Internal Revenue Service and other regulatory requirements, and contributions required to avoid benefit restrictions for the pension plans. Funding for the other postretirement benefit plans is impacted by realized asset performance, future discount rate and other actuarial assumptions, and utility regulatory requirements. These amounts are estimates and will change based on actual market performance, changes in interest rates and any changes in governmental regulations. (See Note 15. Pension and Other Postretirement Benefit Plans.)

PPA Obligations. PPA obligations represent our Square Butte, Manitoba Hydro, Minnkota Power and other PPA’s. (See Note 11. Commitments, Guarantees and Contingencies.)

Other Purchase Obligations. Other purchase obligations represents our minimum purchase commitments under coal and rail contracts, purchase obligations for certain capital expenditure projects, and long-term service agreements for wind energy facilities. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2017 Form 10-K

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

On February 6, 2018, Standard & Poor’s revised its credit rating outlook on ALLETE to negative from stable, while affirming its issuer and commercial paper ratings on ALLETE. Standard & Poor’s cited the potential effect of the TCJA on the Company’s cash flows and Standard & Poor’s assessment of the Company’s regulatory risk following Minnesota Power’s recent general rate case as its rationale for issuing the negative outlook.

On February 8, 2018, Moody’s issued a report on ALLETE noting that Minnesota Power’s general rate case was credit negative. With respect to Minnesota Power’s general rate case outcome, Moody’s noted a lower return on equity, disallowance of various expenses, including a decision to disallow recovery of the prepaid pension asset, and a ruling against Minnesota Power’s request to adopt an annual rate review mechanism. In addition, Moody’s noted the potential negative impact of the TCJA on certain financial metrics used by Moody’s.

The Company believes it is well-positioned to meet its liquidity needs. As of December 31, 2017, we had cash and cash equivalents of $98.9 million, $395.1 million in available consolidated lines of credit and a debt-to-equity ratio of 42 percent. Our cash from operating activities for the year ended December 31, 2017 was $402.9 million. In addition, as of December 31, 2017, we had 3.2 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc.

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. The Company’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 65 percent. In 2017, we paid out 63 percent (66 percent in 2016; 69 percent in 2015) of our per share earnings in dividends. On January 23, 2018, our Board of Directors declared a dividend of $0.56 per share, which is payable on March 1, 2018, to shareholders of record at the close of business on February 15, 2018.

Capital Requirements

ALLETE’s projected capital expenditures for the years 2018 through 2022 are presented in the following table. Actual capital expenditures may vary from the estimates due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies.

ALLETE, Inc. 2017 Form 10-K

Capital Requirements (Continued)

Capital Expenditures	2018	2019	2020	2021	2022	Total
Millions
Regulated Operations
Base and Other	$130	$190	$130	$170	$170	$790
Transmission Cost Recovery (a)	110	85	50	—	—	245
Regulated Operations Capital Expenditures	240	275	180	170	170	1,035
ALLETE Clean Energy	65	65	25	5	5	165
U.S. Water Services	5	5	5	10	10	35
Corporate and Other (b)	15	15	35	60	170	295
Total Capital Expenditures	$325	$360	$245	$245	$355	$1,530

(a)
Estimated capital expenditures eligible for cost recovery outside of a general rate case. Our portion of transmission capital expenditures related to construction of the GNTL is estimated at approximately $245 million through 2020. (See Item 1. Business – Regulated Operations – Transmission and Distribution.)

(b)
Our portion of capital expenditures related to construction of a 525 MW to 550 MW combined-cycle natural gas-fired generating facility, which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE, is estimated at approximately $200 million through 2022, subject to regulatory approval. (See Item 7. Management’s Discussion and Analysis – Outlook – EnergyForward.)

We are well positioned to meet our financing needs due to adequate operating cash flows, available additional working capital and access to capital markets. We will finance capital expenditures from a combination of internally generated funds, debt and equity issuance proceeds. We intend to maintain a capital structure with capital ratios near current levels. (See Capital Structure.)

Environmental and Other Matters

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have recently been promulgated by both the EPA and state authorities. Minnesota Power’s facilities are subject to additional requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation. (See Note 11. Commitments, Guarantees and Contingencies.)

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2017, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 8. Investments.)

ALLETE, Inc. 2017 Form 10-K

Market Risk (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2017:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$63.4	$56.2	$89.0	$97.8	$88.0	$1,034.5	$1,428.9	$1,543.2
Average Interest Rate – %	2.8	7.6	4.2	3.8	3.7	4.4	4.4

Variable Rate – Millions	$1.2	$1.4	$54.0	—	—	$27.8	$84.4	$84.4
Average Interest Rate – %	5.4	5.4	2.1	—	—	0.7	1.8

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2017, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.8 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2017.

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

ALLETE, Inc. 2017 Form 10-K

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

ALLETE, Inc. 2017 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2018 Annual Meeting of Shareholders (2018 Proxy Statement) under the following headings:

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

Our 2018 Proxy Statement will be filed with the SEC within 120 days after the end of our 2017 fiscal year.

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

Item 11. Executive Compensation

The information required for this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation of Executive Officers,” the “Compensation Committee Report” and the “Director Compensation” sections in our 2018 Proxy Statement.

ALLETE, Inc. 2017 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2018 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Security Holders	—	—	1,266,716
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	—	—	1,266,716

(a)
Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 1,005,861 shares available for issuance under the long-term incentive plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 136,178 shares available for issuance under the Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 124,677 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference herein from the “Corporate Governance” section in our 2018 Proxy Statement.

We have adopted a Related Person Transaction Policy which is available on our website at www.allete.com. Print copies are available without charge, upon request. Any amendment to this policy will be disclosed on our website at www.allete.com promptly following the date of such amendment.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2018 Proxy Statement.

ALLETE, Inc. 2017 Form 10-K

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	73
	Consolidated Balance Sheet as of December 31, 2017 and 2016	75
	For the Years Ended December 31, 2017, 2016 and 2015
	Consolidated Statement of Income	76
	Consolidated Statement of Comprehensive Income	77
	Consolidated Statement of Cash Flows	78
	Consolidated Statement of Equity	79
	Notes to Consolidated Financial Statements	80
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	142

All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.

(3)	Exhibits including those incorporated by reference.

ALLETE, Inc. 2017 Form 10-K

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

*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003, Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004, Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005, Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006, Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4(a)3
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008, Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010, Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010, Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012, Form 8-K)	4
		Thirty-fourth	April 1, 2013	1-3548 (April 2, 2013, Form 8-K)	4
		Thirty-fifth	March 1, 2014	1-3548 (March 31, 2014, Form 10-Q)	4
		Thirty-sixth	June 1, 2014	1-3548 (June 30, 2014, Form 10-Q)	4
		Thirty-seventh	September 1, 2014	1-3548 (Sept. 30, 2014, Form 10-Q)	4
		Thirty-eighth	September 1, 2015	1-3548 (Sept. 30, 2015, Form 10-Q)	4(a)

ALLETE, Inc. 2017 Form 10-K

Exhibit Number

*4(b)1	—
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

*4(g)
Term Loan Agreement dated as of August 25, 2017, among ALLETE, as Borrower, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Book Runner (filed as Exhibit 4 to the September 30, 2017, Form 10-Q, File No. 1-3548).

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

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
+*10(e)1		ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
+*10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2014 (filed as Exhibit 10(e)6 to the 2013 Form 10‑K, File No. 1-3548).
+*10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2015 (filed as Exhibit 10(e)6 to the 2014 Form 10‑K, File No. 1-3548).
+*10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2016 (filed as Exhibit 10(e)6 to the 2015 Form 10‑K, File No. 1-3548).
+*10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2017 (filed as Exhibit 10(e)6 to the 2016 Form 10-K, File No. 1-3548).
+*10(e)6	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2017 (filed as Exhibit 10(e)7 to the 2016 Form 10-K, File No. 1-3548).

ALLETE, Inc. 2017 Form 10-K

Exhibit Number

+*10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
+*10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(f)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2015 (filed as Exhibit 10(f)3 to the 2014 Form 10-K, File No. 1-3548).

+*10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
+*10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2006 (filed as Exhibit 10 to the May 16, 2005, Form 8-K, File No. 1-3548).
+*10(h)2	—	Amendment to the ALLETE Executive Long-Term Incentive Compensation Plan, effective January 1, 2011 (filed as Exhibit 10(m)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2012 (filed as Exhibit 10(m)12 to the 2011 Form 10-K, File No. 1-3548).
+*10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2012 (filed as Exhibit 10(m)13 to the 2011 Form 10-K, File No. 1-3548).
+*10(h)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2013 (filed as Exhibit 10(k)14 to the 2012 Form 10-K, File No. 1-3548).
+*10(h)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2013 (filed as Exhibit 10(k)15 to the 2012 Form 10-K, File No. 1-3548).
+*10(h)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2014 (filed as Exhibit 10(j)14 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2014 (filed as Exhibit 10(j)15 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2015 (filed as Exhibit 10(j)16 to the 2014 Form 10-K, File No. 1-3548).
+*10(h)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2015 (filed as Exhibit 10(j)17 to the 2014 Form 10-K, File No. 1-3548).
+*10(i)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
+*10(i)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2016 (filed as Exhibit 10(k)3 to the 2015 Form 10-K, File No. 1-3548).
+*10(i)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2016 (filed as Exhibit 10(k)2 to the 2015 Form 10-K, File No. 1-3548).
+*10(i)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2017 (filed as Exhibit 10(i)4 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2017 (filed as Exhibit 10(i)5 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2017 (filed as Exhibit 10(i)6 to the 2016 Form 10-K, File No. 1-3548).
+10(i)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2018.
+10(i)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2018.
+*10(j)1	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
+*10(k)1	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2015 (filed as Exhibit 10(l)5 to the 2014 Form 10-K, File No. 1-3548).
+*10(k)2	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2017 (filed as Exhibit 10(k)3 to the 2016 Form 10-K, File No. 1-3548).
+*10(l)1	—	Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
+*10(l)2	—	October 2003 Amendment to the Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(l)3	—	January 2005 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
+*10(l)4	—	October 2006 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+*10(l)5	—	July 2012 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).

ALLETE, Inc. 2017 Form 10-K

Exhibit Number

+*10(m)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
+*10(m)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(n)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(o)	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective January 19, 2011 (filed as Exhibit 10(q) to the 2010 Form 10-K, File No. 1-3548).
12	—	Computation of Ratios of Earnings to Fixed Charges.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
99	—
ALLETE News Release dated February 15, 2018, announcing earnings for the year ended December 31, 2017. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	—	XBRL Instance
101.SCH	—	XBRL Schema
101.CAL	—	XBRL Calculation
101.DEF	—	XBRL Definition
101.LAB	—	XBRL Label
101.PRE	—	XBRL Presentation

ALLETE, Inc. 2017 Form 10-K

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

ALLETE, Inc. 2017 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 15, 2018	By	/s/ Alan R. Hodnik
Alan R. Hodnik
Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan R. Hodnik	Chairman, President, Chief Executive Officer and Director	February 15, 2018
Alan R. Hodnik	(Principal Executive Officer)

/s/ Robert J. Adams	Senior Vice President and Chief Financial Officer	February 15, 2018
Robert J. Adams	(Principal Financial Officer)

/s/ Steven W. Morris	Vice President, Controller and Chief Accounting Officer	February 15, 2018
Steven W. Morris	(Principal Accounting Officer)

ALLETE, Inc. 2017 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ Kathryn W. Dindo	Director	February 15, 2018
Kathryn W. Dindo

/s/ Sidney W. Emery, Jr.	Director	February 15, 2018
Sidney W. Emery, Jr.

/s/ George G. Goldfarb	Director	February 15, 2018
George G. Goldfarb

/s/ James S. Haines, Jr.	Director	February 15, 2018
James S. Haines, Jr.

/s/ James J. Hoolihan	Director	February 15, 2018
James J. Hoolihan

/s/ Heidi E. Jimmerson	Director	February 15, 2018
Heidi E. Jimmerson

/s/ Madeleine W. Ludlow	Director	February 15, 2018
Madeleine W. Ludlow

/s/ Susan K. Nestegard	Director	February 15, 2018
Susan K. Nestegard

/s/ Douglas C. Neve	Director	February 15, 2018
Douglas C. Neve

/s/ Robert P. Powers	Director	February 15, 2018
Robert P. Powers

/s/ Leonard C. Rodman	Director	February 15, 2018
Leonard C. Rodman

ALLETE, Inc. 2017 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ALLETE, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

ALLETE, Inc. 2017 Form 10-K

Report of Independent Registered Public Accounting Firm (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 15, 2018

We have served as the Company’s auditor since 1963.

ALLETE, Inc. 2017 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2017	2016
Millions
Assets
Current Assets
Cash and Cash Equivalents	$98.9	$27.5
Accounts Receivable (Less Allowance of $2.1 and $3.1)	135.1	122.5
Inventories – Net	95.9	104.2
Prepayments and Other	37.6	40.3
Total Current Assets	367.5	294.5
Property, Plant and Equipment – Net	3,822.4	3,741.2
Regulatory Assets	384.7	330.1
Investment in ATC	118.7	135.6
Other Investments	53.1	55.6
Goodwill and Intangible Assets – Net	225.9	213.4
Other Non-Current Assets	107.7	106.5
Total Assets	$5,080.0	$4,876.9
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$136.3	$74.0
Accrued Taxes	50.0	46.5
Accrued Interest	17.6	17.6
Long-Term Debt Due Within One Year	64.1	187.7
Other	83.2	73.7
Total Current Liabilities	351.2	399.5
Long-Term Debt	1,439.2	1,370.4
Deferred Income Taxes	230.5	554.6
Regulatory Liabilities	532.0	125.8
Defined Benefit Pension and Other Postretirement Benefit Plans	191.8	210.9
Other Non-Current Liabilities	267.1	322.7
Total Liabilities	3,011.8	2,983.9
Commitments, Guarantees and Contingencies (Note 11)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.1 and 49.6 Shares Issued and Outstanding	1,401.4	1,295.3
Accumulated Other Comprehensive Loss	(22.6)	(28.2)
Retained Earnings	689.4	625.9
Total Shareholders’ Equity	2,068.2	1,893.0
Total Liabilities and Shareholders’ Equity	$5,080.0	$4,876.9

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2017 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2017	2016	2015
Millions Except Per Share Amounts
Operating Revenue
Utility	$1,063.8	$1,000.7	$991.2
Non-utility	355.5	339.0	495.2
Total Operating Revenue	1,419.3	1,339.7	1,486.4
Operating Expenses
Fuel, Purchased Power and Gas – Utility	396.9	339.9	336.0
Transmission Services – Utility	71.2	65.2	54.1
Cost of Sales – Non-utility	147.8	137.7	294.4
Operating and Maintenance	339.9	334.1	333.5
Depreciation and Amortization	177.5	195.8	170.0
Taxes Other than Income Taxes	56.9	53.8	51.4
Other	(0.7)	(10.3)	36.3
Total Operating Expenses	1,189.5	1,116.2	1,275.7
Operating Income	229.8	223.5	210.7
Other Income (Expense)
Interest Expense	(67.8)	(70.3)	(64.9)
Equity Earnings in ATC	22.5	18.5	16.3
Other	2.4	3.9	4.7
Total Other Expense	(42.9)	(47.9)	(43.9)
Income Before Non-Controlling Interest and Income Taxes	186.9	175.6	166.8
Income Tax Expense	14.7	19.8	25.3
Net Income	172.2	155.8	141.5
Less: Non-Controlling Interest in Subsidiaries	—	0.5	0.4
Net Income Attributable to ALLETE	$172.2	$155.3	$141.1
Average Shares of Common Stock
Basic	50.8	49.3	48.3
Diluted	51.0	49.5	48.4
Basic Earnings Per Share of Common Stock	$3.39	$3.15	$2.92
Diluted Earnings Per Share of Common Stock	$3.38	$3.14	$2.92
Dividends Per Share of Common Stock	$2.14	$2.08	$2.02

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2017 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2017	2016	2015
Millions
Net Income	$172.2	$155.8	$141.5
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense (Benefit) of $0.7, $(0.2) and $(0.3)	0.9	(0.2)	(0.5)
Unrealized Gain on Derivatives
Net of Income Tax Expense of $–, $– and $0.1	—	—	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense (Benefit) of $2.2, $(2.4) and $(2.2)	4.7	(3.5)	(3.0)
Total Other Comprehensive Income (Loss)	5.6	(3.7)	(3.4)
Total Comprehensive Income	177.8	152.1	138.1
Less: Non-Controlling Interest in Subsidiaries	—	0.5	0.4
Total Comprehensive Income Attributable to ALLETE	$177.8	$151.6	$137.7

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2017 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2017	2016	2015
Millions
Operating Activities
Net Income	$172.2	$155.8	$141.5
AFUDC – Equity	(1.2)	(2.1)	(3.3)
Income from Equity Investments – Net of Dividends	(3.2)	(5.7)	(1.8)
Impairment of Real Estate	—	—	36.3
Impairment of Goodwill	—	3.3	—
Change in Fair Value of Contingent Consideration	(0.7)	(13.6)	—
Deferred Fuel Adjustment Clause Charge	19.5	—	—
Loss (Gain) on Sales of Investments and Property, Plant and Equipment	0.4	(6.0)	(0.2)
Depreciation Expense	171.9	190.6	165.9
Amortization of PSAs	(23.6)	(22.3)	(23.2)
Amortization of Other Intangible Assets and Other Assets	10.2	10.3	5.6
Deferred Income Tax Expense	14.4	19.4	25.1
Share-Based and ESOP Compensation Expense	6.6	5.1	11.6
Defined Benefit Pension and Other Postretirement Benefit Expense	10.1	4.6	15.4
Bad Debt Expense	0.8	4.1	1.6
Provision for Interim Rate Refund	32.3	—	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(8.0)	(4.7)	1.1
Inventories	11.9	13.3	(22.1)
Prepayments and Other	(5.3)	(6.9)	3.7
Accounts Payable	(7.5)	6.5	(19.3)
Other Current Liabilities	1.8	(13.8)	5.1
Cash Contributions to Defined Benefit Pension Plans	(1.7)	(6.3)	—
Changes in Regulatory and Other Non-Current Assets	33.7	(10.7)	0.6
Changes in Regulatory and Other Non-Current Liabilities	(31.7)	11.1	(3.5)
Cash from Operating Activities	402.9	332.0	340.1
Investing Activities
Proceeds from Sale of Available-for-sale Securities	10.1	9.0	1.7
Payments for Purchase of Available-for-sale Securities	(8.6)	(9.4)	(2.3)
Acquisitions of Subsidiaries – Net of Cash Acquired	(18.5)	(5.9)	(333.3)
Investment in ATC	(7.8)	(5.4)	(1.6)
Changes to Other Investments	3.0	4.4	3.1
Additions to Property, Plant and Equipment	(208.5)	(265.6)	(286.8)
Proceeds from Sale of Property, Plant and Equipment	1.3	0.7	0.4
Changes in Restricted Cash	—	(4.0)	—
Cash for Investing Activities	(229.0)	(276.2)	(618.8)
Financing Activities
Proceeds from Issuance of Common Stock	86.0	30.9	161.2
Proceeds from Issuance of Long-Term Debt	131.5	4.8	324.5
Changes in Restricted Cash	(0.4)	7.0	8.5
Changes in Notes Payable	—	(1.6)	(2.1)
Repayments of Long-Term Debt	(189.6)	(54.8)	(160.2)
Acquisition of Non-Controlling Interest	—	(8.0)	—
Acquisition-Related Contingent Consideration Payments	(19.7)	(0.9)	—
Dividends on Common Stock	(108.7)	(102.7)	(97.9)
Other Financing Activities	(1.6)	—	(4.1)
Cash from (for) Financing Activities	(102.5)	(125.3)	229.9
Change in Cash and Cash Equivalents	71.4	(69.5)	(48.8)
Cash and Cash Equivalents at Beginning of Period	27.5	97.0	145.8
Cash and Cash Equivalents at End of Period	$98.9	$27.5	$97.0

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2017 Form 10-K

ALLETE Consolidated Statement of Equity

	Total Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Common Stock	Non-Controlling Interest in Subsidiaries
Millions
Balance as of December 31, 2014	$1,611.2	$530.1	$(21.1)	$(7.2)	$1,107.6	$1.8
Comprehensive Income
Net Income	141.5	141.1	—	—	—	0.4
Other Comprehensive Income – Net of Tax
Unrealized Loss on Securities	(0.5)	—	(0.5)	—	—	—
Unrealized Gain on Derivatives	0.1	—	0.1	—	—	—
Defined Benefit Pension and Other Postretirement Plans	(3.0)	—	(3.0)	—	—	—
Total Comprehensive Income	138.1
Common Stock Issued	163.8	—	—	—	163.8	—
Dividends Declared	(97.9)	(97.9)	—	—	—	—
ESOP Shares Earned	7.2	—	—	7.2	—	—
Balance as of December 31, 2015	1,822.4	573.3	(24.5)	—	1,271.4	2.2
Comprehensive Income
Net Income	155.8	155.3	—	—	—	0.5
Other Comprehensive Income – Net of Tax
Unrealized Loss on Securities	(0.2)	—	(0.2)	—	—	—
Defined Benefit Pension and Other Postretirement Plans	(3.5)	—	(3.5)	—	—	—
Total Comprehensive Income	152.1
Common Stock Issued	35.9	—	—	—	35.9	—
Common Stock Retired	(8.0)	—	—	—	(8.0)	—
Dividends Declared	(102.7)	(102.7)	—	—	—	—
Acquisition of Non-Controlling Interest	(6.7)	—	—	—	(4.0)	(2.7)
Balance as of December 31, 2016	1,893.0	625.9	(28.2)	—	1,295.3	—
Comprehensive Income
Net Income	172.2	172.2	—	—	—	—
Other Comprehensive Income – Net of Tax
Unrealized Gain on Securities	0.9	—	0.9	—	—	—
Defined Benefit Pension and Other Postretirement Plans	4.7	—	4.7	—	—	—
Total Comprehensive Income	177.8
Common Stock Issued	106.1	—	—	—	106.1	—
Dividends Declared	(108.7)	(108.7)	—	—	—	—
Balance as of December 31, 2017	$2,068.2	$689.4	$(22.6)	—	$1,401.4	—

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2017 Form 10-K

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

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 535 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

BNI Energy mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2017, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE Properties represents our legacy Florida real estate investment. Our strategy related to the real estate assets of ALLETE Properties is to sell individual parcels over time, but incorporates the possibility of a bulk sale of our entire real estate portfolio. Proceeds from a bulk sale would be strategically deployed to support growth in ALLETE Clean Energy and U.S. Water Services, collectively our energy infrastructure and related services businesses. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions. (See Note 8. Investments.)

Cash and Cash Equivalents. We consider all investments purchased with original maturities of three months or less to be cash equivalents.

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2017	2016	2015
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$64.5	$68.2	$59.0
Cash Paid During the Period for Income Taxes	$0.4	$0.5	$0.4
Remeasurement of Deferred Income Taxes Resulting from the TCJA
Increase in Regulatory Assets	$80.9	—	—
Decrease in Investment in ATC	$(27.9)	—	—
Decrease in Deferred Income Taxes	$(353.6)	—	—
Increase in Regulatory Liabilities	$393.6	—	—
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$67.2	$(22.0)	$(40.6)
Capitalized Asset Retirement Costs	$(15.6)	$3.7	$12.4
Camp Ripley Solar Financing	—	$15.0	—
AFUDC–Equity	$1.2	$2.1	$3.3
ALLETE Common Stock Contributed to Pension Plans	$13.5	—	—
Contingent Consideration	—	—	$35.7
ALLETE Common Stock Received for Land Inventory	—	$8.0	—
Long-Term Finance Receivable for Land Inventory	—	$12.0	—

Accounts Receivable. Accounts receivable are reported on the Consolidated Balance Sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, overall portfolio quality, review of specific situations and such other factors that, in our judgment, deserve recognition in estimating losses.

Accounts Receivable
As of December 31	2017	2016
Millions
Trade Accounts Receivable
Billed	$112.6	$106.5
Unbilled	24.6	19.1
Less: Allowance for Doubtful Accounts	2.1	3.1
Total Accounts Receivable	$135.1	$122.5

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to nine Large Power Customers. Receivables from these customers totaled $13.8 million as of December 31, 2017 ($9.5 million as of December 31, 2016). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. One of these customers accounted for 10 percent of consolidated operating revenue in 2017 (8 percent in 2016 and in 2015).

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

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-Sale Securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Unrealized losses that are other than temporary are recognized in earnings. We use the specific identification method as the basis for determining the cost of securities sold. Our policy is to review available-for-sale securities for other than temporary impairment on a quarterly basis by assessing such factors as share price trends and the impact of overall market conditions. (See New Accounting Pronouncements and Note 8. Investments.)

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations and ALLETE Clean Energy segments are carried at an average cost or first-in, first-out basis. Inventories in our U.S. Water Services segment and Corporate and Other operations are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net
As of December 31	2017	2016
Millions
Fuel (a)	$34.8	$43.9
Materials and Supplies	46.5	48.7
Raw Materials	2.8	2.9
Work in Progress	4.2	1.0
Finished Goods	8.3	8.6
Reserve for Obsolescence	(0.7)	(0.9)
Total Inventories – Net	$95.9	$104.2

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

Prepayments and Other Current Assets
As of December 31	2017	2016
Millions
Deferred Fuel Adjustment Clause (a)	—	$18.6
Restricted Cash (b)	$2.6	2.2
Other	35.0	19.5
Total Prepayments and Other Current Assets	$37.6	$40.3

(a)
At a hearing on January 18, 2018, the MPUC disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017.

(b)	Restricted Cash includes collateral deposits required under an ALLETE Clean Energy loan agreement and collateral deposits required for U.S. Water Services’ standby letters of credit.

Property, Plant and Equipment. Property, plant and equipment are recorded at original cost and are reported on the Consolidated Balance Sheet net of accumulated depreciation. Expenditures for additions, significant replacements, improvements and major plant overhauls are capitalized; maintenance and repair costs are expensed as incurred. Gains or losses on property, plant and equipment in our U.S. Water Services segment and Corporate and Other operations are recognized when they are retired or otherwise disposed. When property, plant and equipment in our Regulated Operations and ALLETE Clean Energy segments are retired or otherwise disposed, no gain or loss is recognized in accordance with the accounting standards for component depreciation except for certain circumstances where the retirement is unforeseen or unexpected. Our Regulated Operations capitalize AFUDC, which includes both an interest and equity component. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during construction periods. AFUDC amounts capitalized are included in rate base and are recovered from customers as the related property is depreciated. Upon MPUC approval of cost recovery, the recognition of AFUDC ceases. (See Note 2. Property, Plant and Equipment.)

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Property, Plant and Equipment (Continued)

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. In 2015, Minnesota Power retired Taconite Harbor Unit 3 and converted Laskin to operate on natural gas which were actions included in Minnesota Power’s MPUC-approved 2013 IRP. In a July 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The 2015 IRP contains steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 in September 2016, and the ceasing of coal-fired operations at Taconite Harbor in 2020. (See Note 4. Regulatory Matters.) The MPUC order for the 2015 IRP also directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022. In October 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018. We do not expect to record any impairment charge as a result of the retirement of Taconite Harbor Unit 3, the ceasing of coal-fired operations at Taconite Harbor Units 1 and 2, or the conversion of Laskin to operate on natural gas. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

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

Real Estate Assets. In recent years, market conditions for real estate in Florida have required us to review our land inventories for impairment. In 2015, the Company reevaluated its strategy related to the real estate assets of ALLETE Properties in response to market conditions and transaction activity. The revised strategy incorporated the possibility of a bulk sale of its entire portfolio. Proceeds from a bulk sale would be strategically deployed to support growth in ALLETE Clean Energy and U.S. Water Services, collectively our Energy Infrastructure and Related Services businesses. ALLETE Properties also continues to pursue sales of individual parcels over time. ALLETE Properties will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

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

In 2017 and 2016, our qualitative assessments indicated that the cash flows were adequate to recover the carrying value of ALLETE Properties real estate assets. As a result, no impairment was recorded in 2017 or 2016.
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

ALLETE, Inc. 2017 Form 10-K

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

As part of the 2016 annual impairment analysis, the Company recognized a non-cash impairment charge of $3.3 million for ALLETE Clean Energy’s goodwill primarily related to the acquisition of Storm Lake II in 2014. The charge, which is presented within Operating Expenses – Other in the Consolidated Statement of Income, eliminated all recognized goodwill for the ALLETE Clean Energy reporting unit.

As of the date of our annual goodwill impairment testing in 2017, the U.S. Water Services reporting unit had positive equity and the Company elected to bypass the qualitative assessment of goodwill for impairment, proceeding directly to the two-step impairment test. In performing Step 1 of the impairment test, we compared the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the impairment test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.

U.S. Water Services. For Step 1 of the impairment test, we estimated the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes a growth rate on debt-free cash flows. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. Our annual impairment test in 2017 indicated that the estimated fair value of U.S. Water Services exceeded its carrying value, and therefore no impairment existed (none in 2016 or in 2015). The fair value of the reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 10.75 percent, cash flow forecasts through 2022, annual revenue growth rates ranging from 7 percent to 9 percent, excluding 13 percent of revenue growth in 2018 related to the year over year impact of the acquisition of Tonka Water, and a terminal growth rate of 4.0 percent. Forecasted annual revenue growth assumes an increase in market share and growth in the industry.

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements, land easements, trademarks and trade names. Intangible assets with definite lives consist of customer relationships, which are amortized using an attrition model, and patents, non-compete agreements, land easements and certain trade names, which are amortized on a straight-line basis with estimated remaining useful lives ranging from approximately 1 year to approximately 20 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets consist of trademarks and certain trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our annual impairment test in 2017 indicated that the estimated fair value of trademarks and trade names exceeded the asset carrying values. As a result, no impairment existed in 2017 (none in 2016 or in 2015).

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets
As of December 31	2017	2016
Millions
Contract Payment (a)	$27.5	$29.6
Finance Receivable (b)	11.0	11.5
Restricted Cash (c)	8.6	8.6
Other	60.6	56.8
Total Other Non-Current Assets	$107.7	$106.5

(a)
Contract Payment includes a payment made to Cliffs as part of a long-term PSA between Minnesota Power and Silver Bay Power. The contract payment is being amortized over the term of the PSA. (See Note 11. Commitments, Guarantees and Contingencies.)

(b)
In 2016, ALLETE Properties sold its Ormond Crossings project and Lake Swamp wetland mitigation bank for consideration of approximately $21 million. The consideration included a down payment in the form of 0.1 million shares of ALLETE common stock with a value of $8.0 million. The remaining purchase price will be paid under the terms of a finance receivable due over a five-year period which bears interest at market rates and is collateralized by the property sold.

(c)	Restricted Cash includes collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs, and deposits from SWL&P customers in aid of future capital expenditures.

Other Current Liabilities
As of December 31	2017	2016
Millions
PSAs	$24.5	$24.6
Other	58.7	49.1
Total Other Current Liabilities	$83.2	$73.7

Other Non-Current Liabilities
As of December 31	2017	2016
Millions
Asset Retirement Obligation	$122.7	$136.6
PSAs	89.5	113.8
Contingent Consideration (a)	5.4	25.0
Other	49.5	47.3
Total Other Non-Current Liabilities	$267.1	$322.7

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 6. Acquisitions and Note 9. Fair Value.)

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

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition.

Regulated Operations utility rates are under the jurisdiction of Minnesota, Wisconsin and federal regulatory authorities. Customers are billed on a cycle basis. Revenue is accrued for services provided but not yet billed. Regulated utility electric rates include adjustment clauses that: (1) bill or credit customers for fuel and purchased energy costs above or below the base levels in rate schedules; (2) bill retail customers for the recovery of conservation improvement program expenditures not collected in base rates; and (3) bill customers for the recovery of certain transmission, renewable, and environmental improvement expenditures. Previously, fuel and purchased power expense was deferred to match the period in which the revenue for fuel and purchased power expense was billed to customers with the deferred fuel costs recognized as a regulatory asset. At a hearing on January 18, 2018, the MPUC disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. As a result of the MPUC hearing, fuel and purchased power costs above or below the base levels in rate schedules are no longer deferred.

Revenue from cost recovery riders (transmission, renewable and environmental improvement) is accounted for in accordance with GAAP for alternative revenue programs. These standards allow for recognizing revenue under an alternative revenue program if the program is established by an order from the utility’s regulatory authority, the order allows automatic adjustment of future rates, the amount of the revenue recognized is objectively determinable and probable of recovery, and the revenue will be collected within 24 months following the end of the annual period in which it is recognized. Revenue recognized using the alternative revenue program guidance is included in Operating Revenue – Utility on the Consolidated Statement of Income and Regulatory Assets on the Consolidated Balance Sheet until it is subsequently collected from customers.

Minnesota Power participates in MISO. MISO transactions are accounted for on a net hourly basis in each of the day-ahead and real-time markets. Minnesota Power records net sales in Operating Revenue – Utility and net purchases in Fuel, Purchased Power and Gas – Utility expense on the Consolidated Statement of Income.

ALLETE Clean Energy recognizes revenue from the sale of energy from PSAs under various durations. Revenue is recognized when delivered to an agreed upon point or production is curtailed at the request of its customers at specified prices. As part of its acquisitions of wind energy facilities, ALLETE Clean Energy has assumed various PSAs that were above or below estimated market prices at the time of acquisition and amortizes the resulting differences between contract prices and estimated market prices to Operating Revenue – Non-utility on the Consolidated Statement of Income. In 2017, we recognized $23.6 million of non-cash revenue amortization relating to the difference between contract prices and estimated market prices as an increase in Operating Revenue – Non-utility ($22.3 million in 2016; $23.2 million in 2015). Revenue from the construction and sale of wind energy facilities to others will be recognized at a point in time, or over time, as performance obligations are satisfied based on the terms of each specific agreement.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses – Other
Year Ended December 31	2017	2016	2015
Millions
Impairment of Real Estate (a)	—	—	$36.3
Impairment of Goodwill (b)	—	$3.3	—
Change in Fair Value of Contingent Consideration (c)	$(0.7)	(13.6)	—
Total Operating Expenses – Other	$(0.7)	$(10.3)	$36.3

(a)	See Impairment of Long-Lived Assets.

(b)	See Goodwill and Intangible Assets.

(c)	See Note 9. Fair Value.

Unamortized Discount and Premium on Debt. Discount and premium on debt are deferred and amortized over the terms of the related debt instruments using a method which approximates the effective interest method.

Income Taxes. ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns. We account for income taxes using the liability method in accordance with GAAP for income taxes. Under the liability method, deferred income tax assets and liabilities are established for all temporary differences in the book and tax basis of assets and liabilities, based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Due to the effects of regulation on Minnesota Power and SWL&P, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities. Federal investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property. In accordance with GAAP for uncertainty in income taxes, we are required to recognize in our financial statements the largest tax benefit of a tax position that is “more‑likely‑than‑not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. The term “more‑likely‑than‑not” means more than 50 percent likely. (See Note 13. Income Tax Expense.)

Tax Cuts and Jobs Act of 2017. On December 22, 2017, the TCJA was enacted into law. The TCJA has significantly changed the U.S. Internal Revenue Code (IRC) and the taxation of corporations. The more significant provisions that impact our Company include a reduction in the corporate federal income tax rate from 35 percent to 21 percent, and provisions related to our regulated utilities which generally allow for the continued deductibility of interest expense, the elimination of full expensing for property acquired after September 27, 2017, and the continuation of normalization requirements for accelerated tax depreciation taken by regulated utilities. The TCJA allows for full expensing for property and imposes an interest expense limitation on non‑regulated operations. The interest expense limitation is not expected to have a material impact on the Company.

Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, as of the date of enactment, the Company’s deferred income tax assets and liabilities were remeasured based upon the new tax rate. For our Regulated Operations segment, the change in deferred income taxes was recorded as regulatory assets, regulatory liabilities and a change to our investment in ATC. The benefits of the TCJA for Minnesota Power and SWL&P are expected to be passed back to customers over time primarily based upon the normalization provisions of the IRC over the life of the related property, plant and equipment with the remainder passed back based upon the determinations of regulatory authorities. The decrease in our investment in ATC is expected to be amortized into earnings over time. For our ALLETE Clean Energy and U.S. Water Services segments as well as our Corporate and Other businesses, the change in deferred income taxes is recorded in income tax expense on the Consolidated Statement of Income.

On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete, and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios associated with a company’s status of accounting for the TCJA: (1) a company is complete with its accounting for certain effects, (2) a company is able to determine a reasonable estimate for certain effects and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes (Continued)

The Company has made a provisional estimate for the measurement and accounting of the effects of the TCJA, which have been reflected in the Consolidated Financial Statements as of December 31, 2017. The measurement and accounting of the effects of the TCJA resulted in a decrease to Income Tax Expense of $13.0 million for the year ended December 31, 2017, as well as a decrease to Deferred Income Taxes of $353.6 million, a decrease to Investment in ATC of $27.9 million, an increase to Regulatory Assets of $80.9 million and an increase to Regulatory Liabilities of $393.6 million as of December 31, 2017. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA, and may change as the Company receives additional clarification and implementation guidance. Any adjustments recorded to the provisional amounts in 2018 will be included in income from operations as an adjustment to income tax expense.

As provided for under SAB 118, the Company has not estimated the impact for items for which it cannot predict, such as guidance that has not yet been provided, or for which federal or state regulatory treatment is still uncertain. The determination of the impact of the income tax effects of these types of items will occur when more information is available to the Company.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements (Continued)

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

Revenue from Contracts with Customers. In 2014, the FASB issued amended revenue recognition guidance that clarifies the principles for recognizing revenue from contracts with customers by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The guidance requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. As of December 31, 2017, the Company has reviewed all of its revenue streams and contracts for its regulated, energy infrastructure and related services, and corporate and other businesses, completing the evaluations of the impact of this new guidance. Based on these evaluations, the Company has determined the new guidance does not materially alter the amount or timing of revenue recognition from the current methodology nor does it have a material transition adjustment upon adoption. Additionally, management does not expect the recognition of any assets from the costs to obtain a contract. Management continues to draft and refine the additional disclosures needed to meet the requirements of the new standard following adoption. The Company will adopt and implement the new guidance on a modified retrospective basis which requires application of standards to all contracts with customers effective January 1, 2018, with the cumulative impact on contracts with performance obligations not yet satisfied as of December 31, 2017, recognized as an adjustment to Retained Earnings on the Consolidated Balance Sheet.

Leases. In February 2016, the FASB issued an accounting standard update which revises the existing guidance for leases. Under the revised guidance, lessees will be required to recognize a “right-of-use” asset and a lease liability for all leases with a term greater than 12 months. The new standard also requires additional quantitative and qualitative disclosures by lessees and lessors to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The accounting for leases by lessors and the recognition, measurement, and presentation of expenses and cash flows from leases are not expected to significantly change as a result of the new guidance. As of December 31, 2017, ALLETE expects to make $79.9 million in minimum lease payments due in future years (undiscounted). The revised guidance is effective for the Company beginning in the first quarter of 2019 with early adoption permitted. We are currently evaluating the impact of the revised lease guidance on our Consolidated Financial Statements.

ALLETE, Inc. 2017 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements (Continued)

Financial Instruments. In January 2016, the FASB issued an accounting standard update which requires entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The updated guidance is effective for the Company beginning in the first quarter of 2018 and will result in a cumulative-effect adjustment to Retained Earnings on the Consolidated Balance Sheet in the fiscal year of adoption. We have performed a preliminary evaluation of the impact of this update, and based on that evaluation, we do not expect the adoption of the update to have a material impact on our Consolidated Financial Statements.

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

Reclassification of Prior Income Statement. Beginning with the second quarter of 2017, the Company enhanced its presentation of Operating Revenue and certain Operating Expenses on the Consolidated Statement of Income by presenting the caption Operating Revenue separately as Operating Revenue – Utility and Operating Revenue – Non-utility. In conformity with the current presentation, we now present $1,007.7 million and $991.2 million of Operating Revenue as Operating Revenue – Utility for the years ended December 31, 2016, and 2015, respectively, as it is generated from our regulated utility operations. Non-utility revenue of $339.0 million and $495.2 million for the years ended December 31, 2016, and 2015 respectively, is now presented as Operating Revenue – Non-utility. In addition, the captions Fuel and Purchased Power and Cost of Sales have been updated to Fuel, Purchased Power and Gas – Utility and Cost of Sales – Non-utility. As a result, we have reclassified $7.0 million relating to the cost of gas sales at SWL&P from the historic caption Cost of Sales to Fuel, Purchased Power and Gas – Utility for the year ended December 31, 2016, and $7.9 million for the year ended December 31, 2015.

ALLETE, Inc. 2017 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2017	2016
Millions
Regulated Operations
Property, Plant and Equipment in Service	$4,523.7	$4,437.0
Construction Work in Progress	121.6	84.2
Accumulated Depreciation	(1,520.5)	(1,426.1)
Regulated Operations – Net	3,124.8	3,095.1
ALLETE Clean Energy
Property, Plant and Equipment in Service	482.5	472.3
Construction Work in Progress	144.9	101.0
Accumulated Depreciation	(60.8)	(41.0)
ALLETE Clean Energy – Net	566.6	532.3
U.S. Water Services
Property, Plant and Equipment in Service	24.8	19.5
Accumulated Depreciation	(10.4)	(6.9)
U.S. Water Services – Net	14.4	12.6
Corporate and Other (a)
Property, Plant and Equipment in Service	204.7	179.8
Construction Work in Progress	5.0	2.8
Accumulated Depreciation	(93.1)	(81.4)
Corporate and Other – Net	116.6	101.2
Property, Plant and Equipment – Net	$3,822.4	$3,741.2

(a)	Primarily includes BNI Energy and a small amount of non-rate base generation.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Estimated Useful Lives of Property, Plant and Equipment
Regulated Operations		ALLETE Clean Energy (a)	5 to 35 years
Generation	5 to 50 years	U.S. Water Services	3 to 39 years
Transmission	44 to 67 years	Corporate and Other	3 to 50 years
Distribution	18 to 65 years

(a)	ALLETE Clean Energy’s Property, Plant and Equipment consists primarily of WTGs with estimated useful lives ranging from 30 years to 35 years.

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

Conditional asset retirement obligations have been identified for treated wood poles and remaining polychlorinated biphenyl and asbestos-containing assets; however, removal liabilities have not been recognized because they are considered immaterial to our Consolidated Financial Statements.

Long-standing ratemaking practices approved by applicable state and federal regulatory authorities have allowed provisions for future plant removal costs in depreciation rates. These plant removal cost recoveries are classified either as AROs or as a regulatory liability for non-AROs. To the extent annual accruals for plant removal costs differ from accruals under approved depreciation rates, a regulatory asset has been established in accordance with GAAP for AROs. (See Note 4. Regulatory Matters.)

ALLETE, Inc. 2017 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

Asset Retirement Obligations
Millions
Obligation as of December 31, 2015	$131.4
Accretion	8.0
Liabilities Settled	(6.5)
Revisions in Estimated Cash Flows	3.7
Obligation as of December 31, 2016	136.6
Accretion	7.6
Liabilities Settled	(5.9)
Revisions in Estimated Cash Flows	(15.6)
Obligation as of December 31, 2017	$122.7

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

CapX2020. Minnesota Power was a participant in the CapX2020 initiative which represented an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consisted of electric cooperatives and municipal and investor-owned utilities, including Minnesota’s largest transmission owners, assessed the transmission system and projected growth in customer demand for electricity through 2020. Minnesota Power participated in three CapX2020 projects which were completed and placed in service in 2011, 2012 and 2015.

Minnesota Power’s investments in jointly-owned facilities and projects and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2017
Boswell Unit 4	$668.2	$222.8	$8.2	80
CapX2020 Projects	101.0	8.4	—	9.3 - 14.7
Total	$769.2	$231.2	$8.2
As of December 31, 2016
Boswell Unit 4	$668.1	$211.2	$8.1	80
CapX2020 Projects	101.2	5.9	—	9.3 - 14.7
Total	$769.3	$217.1	$8.1

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $96.9 million in 2017 ($97.1 million in 2016; $89.6 million in 2015).

ALLETE, Inc. 2017 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $55 million in additional revenue. In December 2016, Minnesota Power filed a request to modify its original interim rate proposal reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million due to a change in its electric sales forecast. In December 2016 orders, the MPUC accepted the November 2016 filing as complete and authorized an annual interim rate increase of $34.7 million beginning January 1, 2017.

On February 23, 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an order dated April 13, 2017, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning May 1, 2017. As a result of working with intervenors and further developments as the rate review progressed, Minnesota Power’s final rate request was adjusted to approximately $49 million on an annualized basis. At a hearing on January 18, 2018, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Upon commencement of final rates, we expect additional revenue of approximately $13 million on an annualized basis. Final rates are expected to commence in the fourth quarter of 2018; interim rates will be collected through this period which will be fully offset by the recognition of a corresponding reserve. As a result of the MPUC’s decisions on January 18, 2018, Minnesota Power has recorded a reserve for an interim rate refund of approximately $32 million as of December 31, 2017. The MPUC also disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. An order from the MPUC setting forth the effective date of final rates is expected by March 12, 2018. Minnesota Power will review this order for potential reconsideration of certain issues at that time.

As part of its decision in Minnesota Power’s 2016 general rate case, the MPUC extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050 primarily to mitigate rate increases for our customers, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense of approximately $25 million pre-tax in 2017.

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015 which established that it is the energy policy of Minnesota to have competitive rates for certain industries such as mining and forest products. In 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. In a March 2016 order, the MPUC dismissed the petition without prejudice. In June 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. The rate adjustments were intended to be revenue and cash flow neutral to Minnesota Power. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an order dated April 20, 2017; collection of the discount was subject to the MPUC’s review of Minnesota Power’s compliance filing implementing approval of a recovery mechanism, with the subsequent order issued on October 13, 2017, that modified the order dated April 20, 2017. During 2017, Minnesota Power provided discounts of $8.6 million which were recorded as a receivable. On September 29, 2017, Minnesota Power informed its EITE customers that it has suspended the EITE discount due to a concern that it was not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing on September 7, 2017, as well as the interim rate reduction and decisions in its 2016 general rate case. Based on the MPUC’s decisions at a hearing on January 18, 2018, as part of Minnesota Power’s 2016 general rate case, Minnesota Power reinstated the EITE discount effective January 1, 2018. Minnesota Power expects the discount to EITE customers to be approximately $15 million annually based on EITE customer current operating levels. While interim rates are in effect for Minnesota Power’s 2016 general rate case, EITE discounts will offset interim rate refund reserves for non-EITE customers.

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

ALLETE, Inc. 2017 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. No termination notice may be given for this contract prior to July 1, 2029. The wholesale electric service contracts with SWL&P and another municipal customer are effective through at least February 28, 2021, and through June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice has been given. The other municipal customer provided a contract termination notice in June 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 14 municipal customers are effective through at least December 31, 2024. No termination notices may be given prior to three years before maturity. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will be determined using a cost-based formula methodology with limits on the annual change from the previous year’s capacity charge. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In a February 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates which allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. As a result of the MPUC approval of the certificate of need for the GNTL in 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power is funding the construction of the GNTL with a subsidiary of Manitoba Hydro (see Great Northern Transmission Line), and anticipates including its portion of the investments and expenditures for the GNTL in future transmission bill factor filings.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for investments and expenditures related to Bison, and the restoration and repair of Thomson. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of constructing certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated November 8, 2017.

In a November 2016 order, the MPUC directed Minnesota Power to attribute all North Dakota investment tax credits realized from Bison to Minnesota Power regulated retail customers. As a result of the adverse regulatory outcome, Minnesota Power recorded a regulatory liability and a reduction in Operating Revenue of approximately $15 million in 2016. The North Dakota investment tax credits previously recognized as income tax credits in Corporate and Other were reversed in 2016 resulting in an $8.8 million charge to net income in 2016. In December 2016, Minnesota Power submitted a request for reconsideration with the MPUC. In an order dated February 14, 2017, the MPUC decided to reconsider its November 2016 order.

In an order dated December 7, 2017, the MPUC modified its November 2016 order to allow Minnesota Power to account for North Dakota investment tax credits based on the long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. As a result of the favorable regulatory outcome, Minnesota Power recorded a reduction in its regulatory liability and an increase in Operating Revenue of approximately $14 million in 2017. The North Dakota investment tax credits were reestablished as income tax credits in Corporate and Other, resulting in a $7.9 million increase to net income in 2017.

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

ALLETE, Inc. 2017 Form 10-K

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

Fuel Adjustment Clause Reform Pilot. In an order dated December 19, 2017, the MPUC adopted a three-year pilot program to implement certain procedural reforms to the Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. The order changes the method of accounting for all Minnesota electric utilities to a monthly budgeted, forwarded-looking FAC with an annual prudence review and true-up to actual allowed costs. The MPUC is seeking input from Minnesota electric utilities and other stakeholders on the implementation and transition accounting needed to adopt the change. The three-year pilot program is expected to begin in 2019. At a hearing on January 18, 2018, the MPUC disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of the forward-looking fuel adjustment clause methodology in this proceeding resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017.

Tax Cuts and Jobs Act of 2017. On December 29, 2017, the MPUC opened a docket to review the effects of the TCJA on electric and natural gas rates and services in Minnesota, including the legislation’s impact on tax rates and utilities’ deferred income tax assets and liabilities. On January 19, 2018, the MPUC issued a notice of request for information and established comment periods with an initial filing required by March 2, 2018. On January 10, 2018, the PSCW also opened a docket to review the effects of this legislation and directed Wisconsin utilities to defer its impacts until further direction is provided by the PSCW. We have recorded the impact of the remeasurement of deferred income tax assets and liabilities resulting from the federal income tax rate change of the TCJA for Minnesota Power and SWL&P as regulatory assets and liabilities as the benefits of the TCJA are expected to be passed back to our customers over time. (See Regulatory Assets and Liabilities.) The final amount and timing over which the benefits of the TCJA will be passed back to customers is expected to be determined in these dockets; however, we are unable to predict the outcome of these regulatory proceedings.

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2017 PSCW retail rate order effective August 14, 2017, that allows for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 14, 2017, were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity. The 2017 PSCW retail rate order authorizes SWL&P to collect on average a 2.9 percent increase in rates for retail customers (3.8 percent increase in electric rates; 4.8 percent decrease in natural gas rates; and 9.8 percent increase in water rates). On an annualized basis, SWL&P expects to collect additional revenue of $2.5 million.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Great Northern Transmission Line. Minnesota Power and Manitoba Hydro have proposed construction of the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range. In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Transmission Cost Recovery Rider.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $152.4 million have been incurred through December 31, 2017, of which $67.6 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. In December 2016, Manitoba Hydro filed an application with the National Energy Board in Canada requesting authorization to construct and operate an international transmission line. Both provincial and federal approvals are pending. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014 and is anticipated to be in service by early 2021.

Conservation Improvement Program. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues from service provided in the state on energy CIPs each year and establish an annual energy-savings goal of 1.5 percent of annual retail energy sales. These investments are recovered from certain retail customers through a combination of the conservation cost recovery charge included in retail base rates and a conservation program adjustment, which is adjusted annually through the CIP consolidated filing. The MPUC allows utilities to accumulate, in a deferred account for future cost recovery, all CIP expenditures, any financial incentive earned for cost-effective program achievements and a carrying charge on the deferred account balance. Minnesota Power refers to its conservation programs collectively as the “Power of One”. On November 16, 2017, the Minnesota Department of Commerce approved Minnesota Power’s modified CIP triennial filing for 2017 through 2019, which outlines Minnesota Power’s CIP spending and energy-saving goals for 2017 through 2019. Minnesota Power’s CIP investment goal was $10.3 million for 2017 ($7.3 million for 2016; $7.1 million for 2015), with actual spending of $8.1 million in 2017 ($7.4 million in 2016; $6.6 million in 2015). The investment goals for 2018 and 2019 are $10.3 million and $10.5 million, respectively.

On April 3, 2017, Minnesota Power submitted its 2016 CIP consolidated filing, which detailed Minnesota Power’s CIP program results and requested a CIP financial incentive of $5.5 million based upon MPUC procedures. In an order dated June 22, 2017, the MPUC approved Minnesota Power’s CIP consolidated filing, including the requested CIP financial incentive which was recorded as revenue and as a regulatory asset in 2017. The approved financial incentive will be recovered through customer billing rates in 2017 and 2018. In 2016 and 2015, the CIP financial incentives recognized were $7.5 million and $6.2 million, respectively. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Minnesota Solar Energy Standard. Minnesota law requires at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40kW or less and community solar garden subscriptions. In a 2016 order, the MPUC approved Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, as eligible to meet the solar energy standard and for current cost recovery. Camp Ripley was completed in the fourth quarter of 2016. In a July 2016 order, the MPUC approved a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power believes Camp Ripley and the community solar garden arrays will meet approximately one‑third of the overall mandate. Additionally, in an order dated February 10, 2017, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. The proposal to incentivize customer‑sited solar installations and the community solar garden subscriptions is expected to meet a portion of the required small scale solar mandate.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2017	2016
Millions
Current Regulatory Assets (a)
Deferred Fuel Adjustment Clause	—	$18.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	$220.3	226.1
Income Taxes (c)(d)	112.8	33.8
Asset Retirement Obligations (e)	29.6	26.0
Manufactured Gas Plant (f)	8.1	1.0
PPACA Income Tax Deferral	5.0	5.0
Conservation Improvement Program (g)	3.3	4.0
Cost Recovery Riders (h)	—	30.5
Other	5.6	3.7
Total Non-Current Regulatory Assets	384.7	330.1
Total Regulatory Assets	$384.7	$348.7
Non-Current Regulatory Liabilities
Income Taxes (d)	$411.2	$19.1
Wholesale and Retail Contra AFUDC (i)	57.9	56.8
Provision for Interim Rate Refund (j)	23.7	—
Plant Removal Obligations	20.3	19.1
North Dakota Investment Tax Credits (k)	14.1	28.2
Cost Recovery Riders (h)	2.2	—
Other	2.6	2.6
Total Non-Current Regulatory Liabilities	$532.0	$125.8

(a)
Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet. At a hearing on January 18, 2018, the MPUC disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. (See 2016 Minnesota General Rate Case.)

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

(c)	See Note 1. Operations and Significant Accounting Policies – Revision of Prior Balance Sheet.

(d)
These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously billed to our customers. The increase in 2017 is primarily due to the remeasurement of deferred income tax assets and liabilities for our Regulated Operations resulting from the TCJA. The benefits of the TCJA for Minnesota Power and SWL&P are expected to be passed back to customers over time primarily based upon the normalization provisions of the U.S. Internal Revenue Code over the life of the related property, plant and equipment with the remainder passed back based upon the determinations of regulatory authorities. (See Note 1. Operations and Significant Accounting Policies, and Tax Cuts and Jobs Act of 2017.) The balances not related to remeasurement will decrease over the remaining life of the related temporary differences and flow through current income taxes.

(e)	Asset retirement obligations will accrete and be amortized over the lives of the related property with asset retirement obligations.

(f)
The manufactured gas plant regulatory asset represents costs of remediation for a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. We expect recovery of these remediation costs to be allowed by the PSCW in rates over time.

(g)
The conservation improvement program regulatory asset represents CIP expenditures, any financial incentive earned for cost-effective program achievements and a carrying charge deferred for future cost recovery over the next year following MPUC approval.

(h)
The cost recovery rider regulatory assets and liabilities are revenues not yet collected from our customers and cash collections from our customers in excess of the revenue recognized, respectively, primarily due to capital expenditures related to Bison, investment in CapX2020 projects, the Boswell Unit 4 environmental upgrade and the GNTL, and are recognized in accordance with the accounting standards for alternative revenue programs. The cost recovery rider regulatory assets and liabilities as of December 31, 2017, will be recovered or returned within the next two years.

(i)
Wholesale and Retail Contra AFUDC represents amortization to offset AFUDC Equity and Debt recorded during the construction period of our cost recovery rider projects prior to placing the projects in service. The regulatory liability will decrease over the remaining depreciable life of the related asset.

(j)
This amount is expected to be refunded to Minnesota Power’s regulated retail customers in the first quarter of 2019 and includes $8.6 million of EITE discounts that will be offset against interim rate refunds. (See 2016 Minnesota General Rate Case and Energy-Intensive Trade‑Exposed Customer Rates.)

(k)
North Dakota investment tax credits expected to be realized from Bison that will be credited to Minnesota Power’s regulated retail customers through future renewable cost recovery rider fillings as the tax credits are utilized.

ALLETE, Inc. 2017 Form 10-K

NOTE 5. INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2017, our equity investment in ATC was $118.7 million ($135.6 million as of December 31, 2016). On January 31, 2018, we invested an additional $1.6 million in ATC. In total, we expect to invest approximately $6 million throughout 2018.

ALLETE’s Investment in ATC
Year Ended December 31	2017	2016
Millions
Equity Investment Beginning Balance	$135.6	$124.5
Cash Investments	7.8	5.4
Equity in ATC Earnings	22.5	18.5
Distributed ATC Earnings	(19.3)	(12.8)
Remeasurement of Deferred Income Taxes (a)	(27.9)	—
Equity Investment Ending Balance	$118.7	$135.6

(a)	Impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 1. Operations and Significant Accounting Policies.)

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2017	2016
Millions
Current Assets	$87.7	$75.8
Non-Current Assets	4,598.9	4,312.9
Total Assets	$4,686.6	$4,388.7
Current Liabilities	$767.2	$495.1
Long-Term Debt	1,790.6	1,865.3
Other Non-Current Liabilities	240.3	271.5
Members’ Equity	1,888.5	1,756.8
Total Liabilities and Members’ Equity	$4,686.6	$4,388.7

Income Statement Data
Year Ended December 31	2017	2016	2015
Millions
Revenue	$721.6	$650.8	$615.8
Operating Expense	344.9	322.5	319.3
Other Expense	104.1	95.5	96.1
Net Income	$272.6	$232.8	$200.4
ALLETE’s Equity in Net Income	$22.5	$18.5	$16.3

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

In June 2016, a federal administrative law judge ruled on an additional complaint proposing a further reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is pending. (See Note 4. Regulatory Matters.)

ALLETE, Inc. 2017 Form 10-K

NOTE 6. ACQUISITIONS

The following acquisitions are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its regulated businesses, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the years ended December 31, 2017, 2016 and 2015.

2017 Activity.

Tonka Water. On September 1, 2017, U.S. Water Services acquired 100 percent of Tonka Water. Total consideration for the transaction was $19.2 million, including a working capital adjustment. Consideration of $19.0 million was paid in cash on the acquisition date and a working capital adjustment of $0.2 million was paid in the fourth quarter of 2017. Tonka Water is a supplier of municipal and industrial water treatment systems and will expand U.S. Water Services’ geographic and customer markets.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to judgment and the preliminary estimated fair value of the assets acquired and the liabilities assumed may be adjusted when the valuation analysis is complete in subsequent periods. Preliminary estimates subject to adjustment in subsequent periods relate primarily to income tax liabilities; subsequent adjustments could impact the amount of goodwill recorded. Fair value measurements were valued primarily using the discounted cash flow method and replacement cost basis.

Millions
Assets Acquired
Accounts Receivable	$5.1
Other Current Assets	5.1
Trade Names (a)	0.9
Goodwill (a)(b)	16.9
Other Non-Current Assets	0.2
Total Assets Acquired	$28.2
Liabilities Assumed
Current Liabilities	$9.0
Total Liabilities Assumed	$9.0
Net Identifiable Assets Acquired	$19.2
(a) Presented within Goodwill and Intangible Assets – Net on the Consolidated Balance Sheet. (See Note 7. Goodwill and Intangible Assets.)

(b)	Recognized goodwill is attributable to the assembled workforce and anticipated synergies. For tax purposes, the purchase price allocation resulted in $4.1 million of deductible goodwill.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
2016 Activity (Continued)

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

2015 Activity.

U.S. Water Services. In 2015, ALLETE acquired U.S. Water Services. Total consideration for the transaction was $202.3 million, which included payment of $166.6 million in cash and an estimated fair value of earnings-based contingent consideration of $35.7 million, as estimated at the date of acquisition, to be paid through 2019. The contingent consideration is presented within Other Non-Current Liabilities on the Consolidated Balance Sheet. The Consolidated Statement of Income reflects 100 percent of the results of operations for U.S. Water Services since the acquisition date as the Company has acquired 100 percent of U.S. Water Services.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price accounting, which was finalized in 2015, is reflected in the following table. Fair value measurements were valued primarily using the discounted cash flow method.

ALLETE, Inc. 2017 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
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

Chanarambie/Viking. In 2015, ALLETE Clean Energy acquired 100 percent of wind energy facilities in southern Minnesota (Chanarambie/Viking) from EDF Renewable Energy, Inc. for $48.0 million.

The facilities have a combined 97.5 MW of generating capability. The wind energy facilities began commercial operations in 2003 and have PSAs in place for their entire output, which expire in 2018 (12 MW) and 2023 (85.5 MW).

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price accounting, which was finalized in 2015, is reflected in the following table. Fair value measurements were valued primarily using the discounted cash flow method.

ALLETE, Inc. 2017 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
2015 Activity (Continued)

Millions
Assets Acquired
Current Assets	$4.8
Property, Plant and Equipment	103.0
Other Non-Current Assets (a)	1.0
Total Assets Acquired	$108.8
Liabilities Assumed
Current Liabilities (b)	$6.7
PSAs	49.0
Non-Current Liabilities	5.1
Total Liabilities Assumed	$60.8
Net Identifiable Assets Acquired	$48.0

(a)	Included in Other Non-Current Assets was $0.3 million of goodwill. For tax purposes, the purchase price allocation resulted in no allocation to goodwill.

(b)	Current Liabilities included $5.9 million related to the current portion of PSAs.

Acquisition-related costs of $0.2 million after-tax were expensed as incurred during 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

Armenia Mountain. In 2015, ALLETE Clean Energy acquired 100 percent of a wind energy facility located near Troy, Pennsylvania (Armenia Mountain) from The AES Corporation and a minority shareholder for $111.1 million, plus the assumption of existing debt.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 6.  ACQUISITIONS (Continued)
2015 Activity (Continued)

Acquisition-related costs of $1.6 million after-tax were expensed as incurred during 2015 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

A and W Technologies. In 2015, U.S. Water Services acquired 100 percent of A and W Technologies, Inc. (AWT). Total consideration for the transaction was $9.3 million, which included payment of $8.3 million in cash and a $1.0 million payment made in April 2017. AWT, similar to U.S. Water Services, is an integrated water management company and was acquired to expand U.S. Water Services’ regional footprint in the Southeastern United States.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes to goodwill by reportable segment:

	ALLETE Clean Energy	U.S. Water Services	Total
Millions
Balance as of December 31, 2015	$3.3	$127.3	$130.6
Acquired Goodwill (a)	—	3.9	3.9
Impairment Charge (b)	(3.3)	—	(3.3)
Balance as of December 31, 2016	—	131.2	131.2
Acquired Goodwill (a)	—	16.9	16.9
Other Adjustments (c)	—	0.2	0.2
Balance as of December 31, 2017	—	$148.3	$148.3

(a)	See Note 6. Acquisitions.

(b)
The facts and circumstances that led to an impairment of ALLETE Clean Energy’s goodwill primarily relate to lower estimated energy prices in periods not under PSAs. Impairment Charge is included in Operating Expenses – Other on the Consolidated Statement of Income. (See Note 1. Operations and Significant Accounting Policies.) ALLETE Clean Energy’s goodwill was primarily related to the acquisition of Storm Lake II in 2014.

(c)	Finalization of purchase price accounting for U.S. Water Services’ acquisition of WEST was completed in 2017 resulting in an adjustment to the goodwill recorded at the time of the initial acquisition.

The following table summarizes changes to intangible assets, net, for the year ended December 31, 2017:

	December 31, 2016	Additions (a)	Amortization	December 31, 2017
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$59.3	—	$(4.6)	$54.7
Developed Technology and Other (b)	6.3	$0.9	(0.9)	6.3
Total Definite-Lived Intangible Assets	65.6	0.9	(5.5)	61.0
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	—	n/a	16.6
Total Intangible Assets	$82.2	$0.9	$(5.5)	$77.6

(a)	Additions resulting from the September 1, 2017, acquisition of Tonka Water. (See Note 6. Acquisitions.)

(b)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names with finite lives.

Customer relationships have a remaining useful life of approximately 20 years, and developed technology and other have remaining useful lives ranging from approximately 1 year to approximately 11 years (weighted average of approximately 7 years). The weighted average remaining useful life of all definite-lived intangible assets as of December 31, 2017, is approximately 19 years.

Amortization expense of intangible assets for the year ended December 31, 2017, was $5.5 million ($5.2 million in 2016; $4.0 million in 2015). Accumulated amortization was $14.8 million and $9.3 million as of December 31, 2017, and December 31, 2016, respectively. Estimated amortization expense for definite-lived intangible assets is $5.3 million in 2018, $5.0 million in 2019, $4.7 million in 2020, $4.6 million in 2021, $4.3 million in 2022 and $37.1 million thereafter.

ALLETE, Inc. 2017 Form 10-K

NOTE 8. INVESTMENTS

Investments. As of December 31, 2017, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans and other assets consisting primarily of land in Minnesota.

Other Investments
As of December 31	2017	2016
Millions
ALLETE Properties	$26.4	$31.7
Available-for-sale Securities (a)	19.1	18.8
Cash Equivalents	3.8	1.3
Other	3.8	3.8
Total Other Investments	$53.1	$55.6

(a)
As of December 31, 2017, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $0.7 million, in one year to less than three years was $3.2 million, in three years to less than five years was $3.6 million, and in five or more years was $1.4 million.

Land Inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to estimated fair value. Land values are reviewed for indicators of impairment on a quarterly basis and no impairment was recorded in 2017 (none in 2016; $36.3 million in 2015). (See Note 1. Operations and Significant Accounting Policies.)

Available-for-Sale Securities. We account for our available-for-sale securities portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

Gross realized and unrealized gains and losses on our available-for-sale securities were immaterial in 2017, 2016 and 2015.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 9. FAIR VALUE (Continued)

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017, and December 31, 2016. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$10.2	—	—	$10.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.9	—	8.9
Cash Equivalents	3.8	—	—	3.8
Total Fair Value of Assets	$14.0	$8.9	—	$22.9

Liabilities: (b)
Deferred Compensation	—	$18.2	—	$18.2
U.S. Water Services Contingent Consideration	—	—	$5.4	5.4
Total Fair Value of Liabilities	—	$18.2	$5.4	$23.6
Total Net Fair Value of Assets (Liabilities)	$14.0	$(9.3)	$(5.4)	$(0.7)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.1	—	—	$7.1
Available-for-sale – Corporate and Governmental Debt Securities	—	$11.7	—	11.7
Cash Equivalents	1.3	—	—	1.3
Total Fair Value of Assets	$8.4	$11.7	—	$20.1

Liabilities: (b)
Deferred Compensation	—	$16.0	—	$16.0
U.S. Water Services Contingent Consideration	—	—	$25.0	25.0
Total Fair Value of Liabilities	—	$16.0	$25.0	$41.0
Total Net Fair Value of Assets (Liabilities)	$8.4	$(4.3)	$(25.0)	$(20.9)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. 2017 Form 10-K

NOTE 9. FAIR VALUE (Continued)

The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of December 31, 2017, and December 31, 2016. The acquisition contingent consideration was recorded at the acquisition date at its estimated fair value. The acquisition date fair value was measured based on the consideration expected to be transferred, discounted to present value. The discount rate was determined at the time of measurement in accordance with generally accepted valuation methods. The fair value of the acquisition contingent consideration is remeasured to arrive at estimated fair value each reporting period with the change in fair value recognized as income or expense in the Consolidated Statement of Income. Changes to the fair value of the acquisition contingent consideration can result from changes in discount rates, timing of milestones that trigger payments, and the timing and amount of earnings estimates. Using different valuation assumptions, including earnings projections or discount rates, may result in different fair value measurements and expense (or income) in future periods. Management analyzes the fair value of the contingent liability on a quarterly basis and makes adjustments as appropriate. The acquisition contingent consideration was measured at $5.4 million as of December 31, 2017.

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2015	$36.6
Accretion (a)	2.8
Payments	(0.8)
Changes in Cash Flow Projections (b)	(13.6)
Balance as of December 31, 2016	$25.0
Accretion (a)	0.8
Payments (c)	(19.7)
Changes in Cash Flow Projections (c)	(0.7)
Balance as of December 31, 2017	$5.4

(a)	Included in Interest Expense on the Consolidated Statement of Income.

(b)
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

(c)
Payments and changes in cash flow projections reflect the impact of a modification to the shareholder agreement in the first quarter of 2017 which provided participants a one-time election to sell shares at a determined price. Participants representing approximately half of the outstanding contingent consideration shares made the election, and were paid in the first half of 2017.

The Company’s policy is to recognize transfers in and transfers out of Levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2017 and 2016, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
December 31, 2017	$1,513.3	$1,627.6
December 31, 2016	$1,569.1	$1,653.8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

ALLETE, Inc. 2017 Form 10-K

NOTE 9. FAIR VALUE (Continued)

Equity Method Investment. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC. (See Note 5. Investment in ATC.) The aggregate carrying amount of the investment was $118.7 million as of December 31, 2017 ($135.6 million as of December 31, 2016). The Company assesses our investment in ATC for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment in ATC may not be recoverable. For the years ended December 31, 2017 and 2016, there were no indicators of impairment.

Goodwill. The Company assesses the impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company’s goodwill is a result of the U.S. Water Services acquisition in 2015 as well as U.S. Water Services’ subsequent acquisitions. (See Note 6. Acquisitions.) The aggregate carrying amount of goodwill was $148.3 million as of December 31, 2017, and $131.2 million as of December 31, 2016.

Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of the reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Our annual impairment test for U.S. Water Services indicated that the estimated fair value of U.S. Water Services exceeded its carrying value, and no impairment existed for the year ended December 31, 2017 (none in 2016 and in 2015). As part of the 2016 annual impairment analysis, the Company recognized a non-cash impairment charge of $3.3 million for ALLETE Clean Energy’s goodwill primarily related to the acquisition of Storm Lake II in 2014. The charge, which is presented within Operating Expenses – Other in the Consolidated Statement of Income, eliminated all goodwill for the ALLETE Clean Energy reporting unit. (See Note 1. Operations and Significant Accounting Policies.)

Intangible Assets. The Company assesses indefinite-lived intangible assets for impairment annually in the fourth quarter. The Company also assesses indefinite-lived and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Substantially all of the Company’s intangible assets are a result of the U.S. Water Services acquisition in 2015 as well as U.S. Water Services’ subsequent acquisitions. The aggregate carrying amount of intangible assets was $77.6 million as of December 31, 2017 ($82.2 million as of December 31, 2016). When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying amount over its undiscounted future cash flows. If the carrying amount is not recoverable, an impairment loss is recorded based on the amount by which the carrying amount exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. As of December 31, 2017, there have been no events or changes in circumstance which would indicate impairment of our intangible assets.

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The impairment of ALLETE Clean Energy’s goodwill in 2016, primarily due to lower estimated energy prices in periods not under PSAs, caused management to review ALLETE Clean Energy’s WTGs for impairment. Based on the results of the undiscounted cash flow analysis, the undiscounted future cash flows were adequate to recover the carrying value of the WTGs. In 2015, the Company implemented a revised strategy for its real estate assets and recorded a non-cash impairment charge of $36.3 million for ALLETE Properties, reducing the carrying value of the real estate to its estimated fair value. (See Note 1. Operations and Significant Accounting Policies.) For the year ended December 31, 2017, there were no indicators of impairment.

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. In 2015, Minnesota Power retired Taconite Harbor Unit 3 and converted Laskin to operate on natural gas which were actions included in Minnesota Power’s MPUC-approved 2013 IRP. In a July 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The 2015 IRP contains steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 in September 2016, and the ceasing of coal-fired operations at Taconite Harbor in 2020. (See Note 4. Regulatory Matters.) The MPUC order for the 2015 IRP also directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022. In October 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018. We do not expect to record any impairment charge as a result of the retirement of Taconite Harbor Unit 3, the ceasing of coal-fired operations at Taconite Harbor Units 1 and 2, or the conversion of Laskin to operate on natural gas. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

ALLETE, Inc. 2017 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2017, total short-term debt outstanding was $64.1 million ($187.7 million as of December 31, 2016), consisted of long-term debt due within one year and included $0.5 million of unamortized debt issuance costs.

As of December 31, 2017, we had consolidated bank lines of credit aggregating $407.0 million ($409.0 million as of December 31, 2016), the majority of which expire in October 2020. We had $11.9 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2017 ($11.1 million in standby letters of credit and no outstanding draws as of December 31, 2016).

Long-Term Debt. As of December 31, 2017, total long-term debt outstanding was $1,439.2 million ($1,370.4 million as of December 31, 2016) and included $9.5 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2018 is $64.6 million; $57.6 million in 2019; $143.0 million in 2020; $97.8 million in 2021; $88.0 million in 2022; and $1,062.3 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgages collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

Minnesota Power is obligated to make financing payments for the Camp Ripley solar array totaling $1.4 million annually during the financing term, which expires in 2027. Minnesota Power has the option at the end of the financing term to renew for a two‑year term, or to purchase the solar array for approximately $4 million. Minnesota Power anticipates exercising the purchase option when the term expires.

On June 1, 2017, ALLETE issued $80.0 million of its senior unsecured notes (the Notes) to certain institutional buyers in the private placement market. The Notes were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. The Notes bear interest at 3.11 percent and mature on June 1, 2027. Interest on the Notes is payable semi-annually in June and December of each year, commencing on December 1, 2017. ALLETE has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Notes are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Notes were used to redeem debt, fund corporate growth opportunities and for general corporate purposes.

On August 25, 2017, ALLETE entered into a $40.0 million term loan agreement (Term Loan). The Term Loan is an unsecured, single draw loan that is due on August 25, 2020, and may be prepaid at any time subject to a make-whole provision. Interest on the Term Loan is payable quarterly at a rate per annum equal to LIBOR plus 1.025 percent. Proceeds from the Term Loan were used for general corporate purposes.

On November 2, 2017, ALLETE entered into a bond purchase agreement providing for the issuance and sale of $60.0 million of its First Mortgage Bonds (the Bonds) that bear interest at 4.07 percent. The Bonds will be issued on or about April 1, 2018, and will mature in April 2048. Interest on the Bonds will be payable semi-annually in April and October of each year, commencing on October 16, 2018. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. The company intends to use the proceeds from the sale of the Bonds to fund utility capital expenditures and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

ALLETE, Inc. 2017 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Long-Term Debt
As of December 31	2017	2016
Millions
First Mortgage Bonds
1.83% Series Due 2018	$50.0	$50.0
8.17% Series Due 2019	42.0	42.0
5.28% Series Due 2020	35.0	35.0
2.80% Series Due 2020	40.0	40.0
4.85% Series Due 2021	15.0	15.0
3.02% Series Due 2021	60.0	60.0
3.40% Series Due 2022	75.0	75.0
6.02% Series Due 2023	75.0	75.0
3.69% Series Due 2024	60.0	60.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
3.74% Series Due 2029	50.0	50.0
3.86% Series Due 2030	60.0	60.0
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
Unsecured Term Loan Variable Rate Due 2017	—	125.0
Senior Unsecured Notes 5.99% Due 2017	—	50.0
Variable Demand Revenue Refunding Bonds Series 1997 A Due 2020	13.5	13.5
Unsecured Term Loan Variable Rate Due 2020	40.0	—
Armenia Mountain Senior Secured Notes 3.26% Due 2024	65.9	74.6
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Senior Unsecured Notes 3.11% Due 2027	80.0	—
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
Other Long-Term Debt, 3.11% – 5.37% Due 2018 – 2037	69.1	61.2
Unamortized Debt Issuance Costs	(10.0)	(11.0)
Total Long-Term Debt	1,503.3	1,558.1
Less: Due Within One Year	64.1	187.7
Net Long-Term Debt	$1,439.2	$1,370.4

ALLETE, Inc. 2017 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2017, our ratio was approximately 0.42 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of December 31, 2017, ALLETE was in compliance with its financial covenants.

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The following table details the estimated minimum payments for certain long-term commitments:

As of December 31, 2017
Millions	2018	2019	2020	2021	2022	Thereafter
Coal, Rail and Shipping Contracts	$29.0	$1.8	—	—	—	—
Leasing Agreements	$14.2	$12.8	$9.5	$7.3	$6.1	$30.0
Long-term Service Agreements (a)	$11.0	$0.9	—	—	$1.0	$11.0
PPAs (b)	$104.5	$107.1	$115.0	$144.8	$144.7	$1,667.0

(a)	Consists of long-term service agreements for wind energy facilities.

(b)
Does not include the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only; Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered; and the agreement with Tenaska commencing in 2020 as it is subject to approval of the construction of a 525 MW to 550 MW combined-cycle natural gas-fired facility. (See Power Purchase Agreements.)

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2018 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Leasing Agreements. BNI Energy is obligated to make lease payments for a dragline totaling $2.8 million annually during the lease term, which expires in 2027. BNI Energy has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We also lease other properties and equipment under operating lease agreements with a majority of terms expiring through 2024. Total lease expense was $17.5 million in 2017 ($17.1 million in 2016; $17.3 million in 2015).

ALLETE, Inc. 2017 Form 10-K

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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2017, Square Butte had total debt outstanding of $330.0 million. Annual debt service for Square Butte is expected to be approximately $49 million in each of the next five years, 2018 through 2022, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during 2017 was $75.7 million ($73.3 million in 2016; $77.8 million in 2015). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $9.4 million in 2017 ($9.6 million in 2016; $10.1 million in 2015). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

ALLETE, Inc. 2017 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

Minnesota Power has also entered into the following agreements for the purchase or sale of capacity and energy as of December 31, 2017:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PPAs
Great River Energy
PPA 1	50 MW	Capacity / Energy	June 2016	May 2020	(a)
PPA 2	50 MW	Capacity	June 2016	May 2020	Fixed
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
Manitoba Hydro
PPA 1	(b)	Energy	May 2011	April 2022	Forward Market Prices
PPA 2	50 MW	Capacity / Energy	June 2015	May 2020	(c)
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
PPA 4 (d)	250 MW	Capacity / Energy	June 2020	May 2035	(e)
PPA 5 (d)	133 MW	Energy	(f)	(f)	Forward Market Prices
Minnkota Power	50 MW	Capacity / Energy	June 2016	May 2020	(g)
Oliver Wind I	(h)	Energy	December 2006	December 2031	Fixed
Oliver Wind II	(h)	Energy	December 2007	December 2032	Fixed
Shell Energy	50 MW	Energy	January 2017	December 2019	Fixed
TransAlta	(i)	Energy	January 2017	December 2019	Fixed
Tenaska (j)	(j)	Capacity / Energy	June 2020	June 2040	Fixed
PSAs
Basin
PSA 1	100 MW	Capacity / Energy	May 2010	April 2020	(k)
PSA 2	100 MW	Capacity	June 2016	May 2018	Fixed
PSA 3	50 MW	Capacity	June 2017	May 2019	Fixed
Minnkota Power	(l)	Capacity / Energy	June 2014	December 2026	(l)
Silver Bay Power	(m)	Energy	January 2017	December 2031	(n)

(a)	The capacity price is fixed and the energy price is based on a formula that includes an annual fixed price component adjusted for changes in a natural gas index, as well as market prices.

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

(j)
The PPA provides for the purchase of all output from a 250 MW wind energy facility to be constructed in southwest Minnesota and is subject to approval of the construction of a 525 MW to 550 MW combined-cycle natural gas-fired facility. (See Note 4. Regulatory Matters.)

(k)
The capacity charge is based on a fixed monthly schedule with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on the cost of fuel. The agreement also allows Minnesota Power to recover a pro rata share of increased costs related to emissions that occur during the last five years of the contract.

(l)
Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2017 (28 percent in 2016 and in 2015). (See Square Butte PPA.)

(m)
Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. In the years 2016 through 2019, Minnesota Power is supplying Silver Bay Power with at least 50 MW of energy and Silver Bay Power has the option to purchase additional energy. On December 31, 2019, Silver Bay Power will cease self-generation and Minnesota Power will supply the energy requirements for Silver Bay Power.

(n)	The energy pricing is fixed through 2019 with pricing in later years escalating at a fixed rate annually and adjusted for changes in a natural gas index.

ALLETE, Inc. 2017 Form 10-K

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

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 4. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In an April 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in November 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. Total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as contributions in aid of construction. Total project costs of $152.4 million have been incurred through December 31, 2017, of which $67.6 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the transmission line in Canada to the Manitoba Conservation and Water Stewardship for regulatory approval. In December 2016, Manitoba Hydro filed an application with the National Energy Board in Canada requesting authorization to construct and operate an international transmission line. Both provincial and federal approvals are pending. Construction of Manitoba Hydro’s hydroelectric generation facility commenced in 2014 and is anticipated to be in service by early 2021.

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have recently been promulgated by both the EPA and state authorities. Minnesota Power’s facilities are subject to additional requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology and advocates for sound science and policy during rulemaking implementation.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

New Source Review (NSR). In 2008, Minnesota Power received a Notice of Violation (NOV) from the EPA asserting violations of the NSR requirements of the Clean Air Act at Boswell and Laskin Unit 2 between the years of 1981 and 2001. Minnesota Power received an additional NOV in 2011 alleging that two projects undertaken at Rapids Energy Center in 2004 and 2005 should have been reviewed under the NSR requirements and that the Rapids Energy Center’s Title V permit was violated. Minnesota Power reached a settlement with the EPA regarding these NOVs and entered into a Consent Decree which was approved by the U.S. District Court for the District of Minnesota in 2014. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofitting or retiring certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. In October 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as part of its EnergyForward strategic plan. We believe that costs to retire Boswell Units 1 and 2 will be eligible for recovery in rates over time, subject to regulatory approval in a rate proceeding.

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls; rather it requires facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOx and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR.

Mercury and Air Toxics Standards (MATS) Rule. Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The final MATS rule addressed such emissions from coal-fired utility units greater than 25 MW and established categories of HAPs, including mercury, trace metals other than mercury, and acid gases. The EPA established emission limits for these categories of HAPs and work practice standards for the remaining categories. Construction on the project to implement the Boswell Unit 4 mercury emissions reduction plan to position the unit for MATS compliance was completed in 2015. Investments and compliance work previously completed at Boswell Unit 3, including emission reduction investments completed in 2009, meet the requirements of the MATS rule. The conversion of Laskin Units 1 and 2 to operate on natural gas in 2015 positioned those units for MATS compliance.

Minnesota Mercury Emissions Reduction Act/Rule. Minnesota Power was required to implement a mercury emissions reduction project for Boswell Unit 4 by December 31, 2018. The Boswell Unit 4 environmental upgrade discussed above (see Mercury and Air Toxics Standards (MATS) Rule) fulfills the requirements of the Minnesota Mercury Emissions Reduction Act.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Four NAAQS have either recently been revised or are currently proposed for revision, as described below.

•
Ozone NAAQS. All areas of Minnesota currently meet the new standard based on the most recent available ambient monitoring data; however, some areas in the metropolitan Twin Cities and southwest portion of the state are close to exceeding the standard. As a result, voluntary efforts to reduce ground-level ozone continue in the state. No additional costs for compliance are anticipated at this time.

•
Particulate Matter NAAQS. The EPA has designated the entire state of Minnesota as unclassifiable/attainment; however, Minnesota sources may ultimately be required to reduce their emissions to assist with attainment in neighboring states. In September 2016, environmental groups filed a lawsuit against the EPA in the U.S. District Court for the Northern District of California alleging the EPA had failed to fully implement the PM2.5 standards in certain states, including Minnesota, by not enforcing states’ submittals of required infrastructure implementation plans for the 2012 PM2.5 NAAQS. The outcome of this litigation is uncertain, and as such, any costs for complying with the final Particulate Matter NAAQS cannot be estimated at this time.

•
NO2 NAAQS. Ambient monitoring data indicates that Minnesota is likely in compliance with the one-hour NAAQS standard for NO2. On July 16, 2017, the EPA proposed retaining the current one-hour and annual NO2 NAAQS. Additional compliance costs for the one-hour NO2 NAAQS are not expected at this time.

ALLETE, Inc. 2017 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

•
SO2 NAAQS. In 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The MPCA initially informed Minnesota Power that compliant SO2 modeling completed at Minnesota Power's Boswell and Taconite Harbor facilities would satisfy the DRR obligations and no further modeling would be required; however, the DRR also require facilities have federally-enforceable permit limits at which the one-hour SO2 NAAQS compliance was modeled by January 13, 2017. Taconite Harbor was issued an amended air permit in September 2016, containing the new modeling limits at that facility. The MPCA did not meet the January 13, 2017, deadline to amend the Boswell permit. The MPCA is in discussions with the EPA on alternate compliance pathways to use existing completed modeling at current limits. On August 21, 2017, the EPA proposed retaining the current primary SO2 one-hour NAAQS. Compliance costs for the one-hour SO2 NAAQS are not expected to be material.

Climate Change. The scientific community generally accepts that emissions of GHG are linked to global climate change which creates physical and financial risks. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased temperatures; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

•	Expanding our renewable power supply;

•	Providing energy conservation initiatives for our customers and engaging in other demand side management efforts;

•	Improving efficiency of our generating facilities;

•	Supporting research of technologies to reduce carbon emissions from generating facilities and carbon sequestration efforts; and

•	Evaluating and developing less carbon intensive future generating assets such as efficient and flexible natural gas‑fired generating facilities.

EPA Regulation of GHG Emissions. In 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). The Tailoring Rule establishes permitting thresholds required to address GHG emissions for new facilities, existing facilities that undergo major modifications and other facilities characterized as major sources under the Clean Air Act’s Title V program. For our existing facilities, the rule does not require amending our existing Title V operating permits to include GHG requirements, however, GHG requirements may be added to our existing Title V operating permits by the MPCA as these permits are renewed or amended.

In 2014, the U.S. Supreme Court invalidated the aspect of the Tailoring Rule that established higher permitting thresholds for GHG than for other pollutants subject to PSD; however, the court also upheld the EPA’s ability to require best available control technology (BACT) for GHG from sources already subject to regulation under PSD. Minnesota Power’s coal-fired generating facilities are already subject to regulation under PSD, so we anticipate that ultimately PSD for GHG will apply to our facilities, but the timing of the promulgation of a replacement for the Tailoring Rule is uncertain. The PSD applies to existing facilities only when they undertake a major modification that increases emissions.

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

In 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”, also referred to as the Clean Power Plan (CPP). The EPA issued the final CPP in 2015, together with a proposed federal implementation plan and a model rule for emissions trading. In February 2016, the U.S. Supreme Court issued an order staying the effectiveness of the rule until after the appellate court process is complete. In September 2016, the U.S. Court of Appeals for the District of Columbia heard oral arguments and is currently deliberating. If the CPP is upheld at the completion of the appellate process, all of the CPP regulatory deadlines are expected to be reset based on the length of time that the appeals process takes. The EPA is precluded from enforcing the CPP while the U.S. Supreme Court stay is in force; however, the MPCA has been holding a series of meetings on the CPP for educational and planning purposes in the interim. Minnesota Power has been actively involved in these MPCA meetings, and is closely monitoring the appeals process.

ALLETE, Inc. 2017 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

If upheld, the CPP would establish uniform CO2 emission performance rates for existing fossil fuel-fired and natural gas-fired combined cycle generating units, setting state-specific goals for CO2 emissions from the power sector. State goals were determined based on CPP source-specific performance emission rates and each state’s mix of power plants. The EPA has filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit to hold CPP-related litigation in suspension while the EPA is reviewing the rule. On October 10, 2017, the EPA issued a notice of proposed rulemaking, proposing to repeal the CPP. On December 28, 2017, an Advanced Notice of Proposed Rulemaking (ANPRM) for a CPP replacement rule was published in the Federal Register.

Minnesota Power is currently evaluating the CPP rescission and recently proposed ANPRM for a CPP replacement rule as it relates to the State of Minnesota as well as its potential impact on the Company. Minnesota has already initiated several measures consistent with those called for under the CPP. Minnesota Power is implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 4. Regulatory Matters.)

We are unable to predict the GHG emission compliance costs we might incur; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Water. The Clean Water Act requires National Pollutant Discharge Elimination System (NPDES) permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

Clean Water Act - Aquatic Organisms. In 2014, EPA regulations under Section 316(b) of the Clean Water Act setting standards applicable to cooling water intake structures for the protection of aquatic organisms became effective. The regulations require existing large power plants and manufacturing facilities that withdraw greater than 25 percent of water from adjacent water bodies for cooling purposes and have a design intake flow of greater than 2 million gallons per day, to limit the number of aquatic organisms that are impacted by the facility’s intake structure or cooling system. The Section 316(b) rule will be implemented through NPDES permits issued to covered facilities. No NPDES permits for Minnesota Power facilities have been re-issued containing Section 316(b) requirements since the final rule became effective. Should the MPCA require significant modifications to Minnesota Power’s intake structures, a preliminary assessment indicates that Minnesota Power could incur costs of compliance up to $15 million over the next five years. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Steam Electric Power Generating Effluent Guidelines. In 2015, the EPA issued revised federal effluent limit guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. On September 13, 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsiders bottom ash transport water and FGD wastewater provisions.

The final ELG rule’s potential impact on Minnesota Power operations is primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not discharge, but may do so in the future. Under the existing ELG rule, bottom ash transport water discharge must cease no later than December 31, 2023. Bottom ash contact water will either need to be re-used in a closed-loop process, routed to a FGD scrubber, or the bottom ash handling system will need to be converted to a dry process. If FGD wastewater is discharged in the future, it will require additional wastewater treatment. The ELG rule provision regarding these two waste-streams are being reconsidered and may change prior to November 1, 2020. Efforts have been underway at Boswell for several years to reduce the amount of water discharged and evaluate potential re-use options in its plant processes.

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

ALLETE, Inc. 2017 Form 10-K

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 10 years and be between approximately $65 million and $100 million. The EPA has indicated to Minnesota Power that the Taconite Harbor landfill is a CCR unit, based on the EPA’s interpretation of the CCR rule language. Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. On September 13, 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. Compliance costs, if any, for CCR at Taconite Harbor cannot be estimated at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of December 31, 2017, we have recorded a liability of approximately $8 million for remediation costs at this site, and a corresponding regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. We expect to incur these costs over the next four years.

Other Matters

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2018 and 2032. As of December 31, 2017, ALLETE Clean Energy has $15.4 million outstanding in standby letters of credit.

U.S. Water Services. As of December 31, 2017, U.S. Water Services has $0.8 million outstanding in standby letters of credit.

BNI Energy. As of December 31, 2017, BNI Energy had surety bonds outstanding of $49.9 million and a letter of credit for an additional $0.6 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of December 31, 2017, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

ALLETE, Inc. 2017 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Community Development District Obligations. In 2005, the Town Center District issued $26.4 million of tax-exempt, 6.0 percent capital improvement revenue bonds, and in 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent special assessment bonds. The capital improvement revenue bonds and the special assessment bonds are payable over 31 years (by May 1, 2036 and 2037, respectively) and are secured by special assessments on the benefited land. The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district and to mitigate traffic and environmental impacts. The assessments were billed to the landowners beginning in 2006 for the Town Center District and 2007 for the Palm Coast Park District. To the extent that ALLETE Properties still owns land at the time of the assessment, it will incur the cost of our portion of these assessments, based upon its ownership of benefited property. As of December 31, 2017, we owned 70 percent of the assessable land in the Town Center District (72 percent as of December 31, 2016) and 33 percent of the assessable land in the Palm Coast Park District (92 percent as of December 31, 2016). As of December 31, 2017, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are $1.4 million for Town Center at Palm Coast and $2.0 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2014	45,929	$1,107.6
Employee Stock Purchase Plan	18	0.9
Invest Direct	383	19.0
Options and Stock Awards	43	8.6
Equity Issuance Program	1,289	69.9
Forward Sale Agreement and Issuance	1,413	65.4
Balance as of December 31, 2015	49,075	1,271.4
Employee Stock Purchase Plan	16	0.9
Invest Direct	344	20.0
Options and Stock Awards	65	3.7
Contributions to RSOP	60	3.3
Equity Issuance Program	130	8.0
Received for Sale of Land Inventory	(130)	(8.0)
Acquisition of Non-Controlling Interest	—	(4.0)
Balance as of December 31, 2016	49,560	1,295.3
Employee Stock Purchase Plan	12	0.8
Invest Direct	257	19.0
Options and Stock Awards	22	3.6
Contributions to RSOP	50	3.5
Equity Issuance Program	1,000	65.7
Contributions to Pension	216	13.5
Balance as of December 31, 2017	51,117	$1,401.4

ALLETE, Inc. 2017 Form 10-K

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE (Continued)

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2017. For the year ended December 31, 2017, 1.0 million shares of common stock were issued under this agreement, resulting in net proceeds of $65.7 million (0.1 million shares for net proceeds of $8.0 million in 2016; 1.3 million shares for net proceeds of $69.9 million in 2015). The shares issued in 2017 and 2016 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time. The shares issued in 2015 were offered and sold pursuant to Registration Statement No. 333-190335.

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units, performance share awards granted under our Executive Long-Term Incentive Compensation Plan and common shares under the forward sale agreement (described below). No options to purchase shares of common stock were excluded from the computation of diluted earnings per share in 2017, 2016 and 2015.

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

Contributions to Pension. For the year ended December 31, 2017, we contributed approximately 0.2 million shares of ALLETE common stock to our pension plan, which had an aggregate value of $13.5 million when contributed (none in 2016 and in 2015). These shares of ALLETE common stock were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2017
Net Income Attributable to ALLETE	$172.2		$172.2
Average Common Shares	50.8	0.2	51.0
Earnings Per Share	$3.39		$3.38
2016
Net Income Attributable to ALLETE	$155.3		$155.3
Average Common Shares	49.3	0.2	49.5
Earnings Per Share	$3.15		$3.14
2015
Net Income Attributable to ALLETE	$141.1		$141.1
Average Common Shares	48.3	0.1	48.4
Earnings Per Share	$2.92		$2.92

ALLETE, Inc. 2017 Form 10-K

NOTE 13. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2017	2016	2015
Millions
Current Income Tax Expense (a)
Federal	—	—	—
State	$0.3	$0.4	$0.2
Total Current Income Tax Expense	$0.3	$0.4	$0.2
Deferred Income Tax Expense
Federal	$12.1	$12.0	$19.4
Federal – Remeasurement of Deferred Income Taxes (b)	(13.0)	—	—
State	15.8	8.1	6.5
Investment Tax Credit Amortization	(0.5)	(0.7)	(0.8)
Total Deferred Income Tax Expense	$14.4	$19.4	$25.1
Total Income Tax Expense	$14.7	$19.8	$25.3

(a)
For the years ended December 31, 2017, 2016 and 2015, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. The federal and state NOLs will be carried forward to offset future taxable income.

(b)	Deferred income tax benefit from the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 1. Operations and Significant Accounting Policies.)

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2017	2016	2015
Millions
Income Before Non-Controlling Interest and Income Taxes	$186.9	$175.6	$166.8
Statutory Federal Income Tax Rate	35%	35%	35%
Income Taxes Computed at 35 percent Statutory Federal Rate	$65.4	$61.5	$58.4
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	10.5	5.6	4.4
Regulatory Differences for Utility Plant	—	(0.1)	(0.6)
Production Tax Credits	(45.1)	(41.5)	(37.0)
Change in Fair Value of Contingent Consideration	—	(3.8)	—
Remeasurement of Deferred Income Taxes (a)	(13.0)	—	—
Other	(3.1)	(1.9)	0.1
Total Income Tax Expense	$14.7	$19.8	$25.3

(a)	Deferred income tax benefit from the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 1. Operations and Significant Accounting Policies.)

The effective tax rate was 7.9 percent for 2017 (11.3 percent for 2016; 15.2 percent for 2015). The 2017 effective tax rate was primarily impacted by production tax credits and the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 1. Operations and Significant Accounting Policies.) The 2016 and 2015 effective rates were primarily impacted by production tax credits.

ALLETE, Inc. 2017 Form 10-K

NOTE 13. INCOME TAX EXPENSE (Continued)

Deferred Income Tax Assets and Liabilities
As of December 31	2017	2016
Millions
Deferred Income Tax Assets
Employee Benefits and Compensation	$65.9	$104.6
Property Related	104.3	110.5
NOL Carryforwards	99.1	185.6
Tax Credit Carryforwards	294.3	227.4
Power Sales Agreements	35.0	59.3
Regulatory Liabilities	117.7	7.3
Other	33.3	46.9
Gross Deferred Income Tax Assets	749.6	741.6
Deferred Income Tax Asset Valuation Allowance	(60.0)	(43.0)
Total Deferred Income Tax Assets	$689.6	$698.6
Deferred Income Tax Liabilities
Property Related	$758.3	$1,039.6
Regulatory Asset for Benefit Obligations	61.4	91.9
Unamortized Investment Tax Credits	32.8	33.3
Partnership Basis Differences	34.9	50.9
Regulatory Assets	32.0	25.6
Other	0.7	11.9
Total Deferred Income Tax Liabilities	$920.1	$1,253.2
Net Deferred Income Taxes (a)	$230.5	$554.6

(a)	Recorded as a net long-term Deferred Income Tax liability on the Consolidated Balance Sheet. Additionally, see Note 1. Operations and Significant Accounting Policies – Revision of Prior Balance Sheet.

NOL and Tax Credit Carryforwards
As of December 31	2017	2016
Millions
Federal NOL Carryforwards (a)	$375.2	$485.3
Federal Tax Credit Carryforwards	$209.2	$163.7
State NOL Carryforwards (a)	$289.9	$294.4
State Tax Credit Carryforwards (b)	$25.6	$21.0

(a)	Pre-tax amounts.

(b)	Net of a $59.5 million valuation allowance as of December 31, 2017 ($42.7 million as of December 31, 2016).

The federal NOL and tax credit carryforward periods expire between 2030 and 2037. We expect to fully utilize the federal NOL and federal tax credit carryforwards; therefore, no federal valuation allowance has been recognized as of December 31, 2017. The state NOL and tax credit carryforward periods expire between 2024 and 2045. We have established a valuation allowance against certain state NOL and tax credits that we do not expect to utilize before their expiration. We do not expect a material impact on the Company’s ability to utilize its federal and state NOL and tax credit carryforwards due to the TCJA.

ALLETE, Inc. 2017 Form 10-K

NOTE 13. INCOME TAX EXPENSE (Continued)

Gross Unrecognized Income Tax Benefits	2017	2016	2015
Millions
Balance at January 1	$2.0	$2.4	$2.0
Additions for Tax Positions Related to the Current Year	0.1	0.1	0.5
Additions for Tax Positions Related to Prior Years	0.1	0.2	0.7
Reductions for Tax Positions Related to Prior Years	(0.1)	(0.3)	(0.7)
Lapse of Statute	(0.4)	(0.4)	(0.1)
Balance as of December 31	$1.7	$2.0	$2.4

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2017, included $0.8 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2017, we had no accrued interest (none as of December 31, 2016, and 2015) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2017 (immaterial in 2016, and in 2015). There were no penalties recognized in 2017, 2016 or 2015. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2017, 2016 and 2015, were as follows:

	Unrealized Gain (Loss) on Available-for-sale Securities	Defined Benefit Pension, Other Postretirement Items (a)	Gain (Loss) on Cash Flow Hedge	Total
Millions
Balance as of December 31, 2014	$(0.3)	$(20.7)	$(0.1)	$(21.1)
Other Comprehensive Income (Loss) Before Reclassifications	(0.4)	(4.3)	0.1	(4.6)
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.1)	1.3	—	1.2
Net Other Comprehensive Income (Loss)	(0.5)	(3.0)	0.1	(3.4)
Balance as of December 31, 2015	(0.8)	(23.7)	—	(24.5)
Other Comprehensive Income (Loss) Before Reclassifications	—	(4.1)	—	(4.1)
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.2)	0.6	—	0.4
Net Other Comprehensive Income (Loss)	(0.2)	(3.5)	—	(3.7)
Balance as of December 31, 2016	(1.0)	(27.2)	—	(28.2)
Other Comprehensive Income (Loss) Before Reclassifications	1.1	3.9	—	5.0
Amounts Reclassified From Accumulated Other Comprehensive Loss	(0.2)	0.8	—	0.6
Net Other Comprehensive Income (Loss)	0.9	4.7	—	5.6
Balance as of December 31, 2017	$(0.1)	$(22.5)	—	$(22.6)

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

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created in 2016, to include all union and non-union retirees from the existing plans as of January 1, 2016. The plans provide defined benefits based on years of service and final average pay. We contributed $1.7 million in cash to the plans in 2017 ($6.3 million in 2016; none in 2015). We also contributed approximately 0.2 million shares of ALLETE common stock to the plans in 2017, which had an aggregate value of $13.5 million when contributed (none in 2016; none in 2015). We also have a defined contribution RSOP covering substantially all employees. The 2017 plan year employer contributions, which are made through the employee stock ownership plan portion of the RSOP, totaled $11.0 million ($9.2 million for the 2016 plan year; $9.0 million for the 2015 plan year). (See Note 12. Common Stock and Earnings Per Share and Note 16. Employee Stock and Incentive Plans.)

The non-union defined benefit pension plan does not allow further crediting of service to the plan and is closed to new participants. The Minnesota Power union defined benefit pension plan is also closed to new participants.

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

We have postretirement health care and life insurance plans covering eligible employees. In 2010, our postretirement health plan was amended to close the plan to employees hired after January 31, 2011. The full eligibility requirement was also amended in 2010, to require employees to be at least age 55 with 10 years of participation in the plan. In 2014, our postretirement life plan was amended to close the plan to non-union employees retiring after December 31, 2015. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2017, no contributions were made to the VEBAs (none in 2016; none in 2015) and no contributions were made to the grantor trusts (none in 2016; none in 2015).

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. On January 8, 2018, we contributed $15.0 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to the defined benefit pension plans in 2018, and we do not expect to make any contributions to the defined benefit postretirement health and life plans in 2018.

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

Pension Obligation and Funded Status
As of December 31	2017	2016
Millions
Accumulated Benefit Obligation	$745.4	$698.8
Change in Benefit Obligation
Obligation, Beginning of Year	$743.3	$709.8
Service Cost	10.2	8.1
Interest Cost	32.5	33.2
Actuarial Loss	44.8	12.4
Benefits Paid	(51.0)	(44.5)
Participant Contributions	13.4	24.3
Obligation, End of Year	$793.2	$743.3
Change in Plan Assets
Fair Value, Beginning of Year	$557.5	$521.3
Actual Return on Plan Assets	91.6	48.8
Employer Contribution (a)	30.1	31.9
Benefits Paid	(51.0)	(44.5)
Fair Value, End of Year	$628.2	$557.5
Funded Status, End of Year	$(165.0)	$(185.8)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(1.4)	$(1.4)
Non-Current Liabilities	$(163.6)	$(184.4)

(a)	Includes Participant Contributions noted above.

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist of a net loss of $236.2 million as of December 31, 2017 (net loss of $250.4 million as of December 31, 2016).

Reconciliation of Net Pension Amounts Recognized in Consolidated Balance Sheet
As of December 31	2017	2016
Millions
Net Loss	$(236.2)	$(250.4)
Accumulated Contributions in Excess of Net Periodic Benefit Cost (Prepaid Pension Asset)	71.2	64.6
Total Net Pension Amounts Recognized in Consolidated Balance Sheet	$(165.0)	$(185.8)

Components of Net Periodic Pension Cost
Year Ended December 31	2017	2016	2015
Millions
Service Cost	$10.2	$8.1	$10.1
Interest Cost	32.5	33.2	29.9
Expected Return on Plan Assets	(42.4)	(43.6)	(40.7)
Amortization of Loss	9.9	9.5	17.9
Amortization of Prior Service Cost	—	—	0.2
Net Pension Cost	$10.2	$7.2	$17.4

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2017	2016
Millions
Net (Gain) Loss	$(4.3)	$7.2
Amortization of Loss	(9.9)	(9.5)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$(14.2)	$(2.3)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2017	2016
Millions
Projected Benefit Obligation	$793.2	$743.3
Accumulated Benefit Obligation	$745.4	$698.8
Fair Value of Plan Assets	$628.2	$557.5

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2017	2016
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$173.4	$160.2
Service Cost	4.4	3.9
Interest Cost	7.7	7.4
Actuarial Loss	15.5	11.9
Benefits Paid	(12.2)	(13.1)
Participant Contributions	3.1	3.1
Plan Amendments	(1.8)	—
Obligation, End of Year	$190.1	$173.4
Change in Plan Assets
Fair Value, Beginning of Year	$154.3	$153.4
Actual Return on Plan Assets	24.5	9.6
Employer Contribution	1.3	1.3
Participant Contributions	3.1	3.1
Benefits Paid	(12.2)	(13.1)
Fair Value, End of Year	$171.0	$154.3
Funded Status, End of Year	$(19.1)	$(19.1)

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$3.0	$1.4
Current Liabilities	$(1.1)	$(1.1)
Non-Current Liabilities	$(21.0)	$(19.4)

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the preceding table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $19.2 million in irrevocable grantor trusts included in Other Investments on the Consolidated Balance Sheet as of December 31, 2017 ($17.6 million as of December 31, 2016).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2017	2016
Millions
Net Loss	$21.1	$19.8
Prior Service Credit	(4.6)	(4.7)
Total Unrecognized Postretirement Health and Life Cost	$16.5	$15.1

Reconciliation of Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet
As of December 31	2017	2016
Millions
Net Loss (a)	$(21.1)	$(19.8)
Prior Service Credit	4.6	4.7
Accumulated Net Periodic Benefit Cost in Excess of Contributions (a)	(2.6)	(4.0)
Total Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet	$(19.1)	$(19.1)

(a)	Excludes gains, losses and contributions associated with irrevocable grantor trusts.

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Components of Net Periodic Postretirement Health and Life Cost
Year Ended December 31	2017	2016	2015
Millions
Service Cost	$4.4	$3.9	$4.3
Interest Cost	7.7	7.4	7.2
Expected Return on Plan Assets	(10.5)	(11.2)	(10.9)
Amortization of Loss	0.3	0.2	0.4
Amortization of Prior Service Credit	(2.0)	(2.9)	(3.0)
Net Postretirement Health and Life Credit	$(0.1)	$(2.6)	$(2.0)

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2017	2016
Millions
Net Loss	$1.6	$13.5
Prior Service Credit Arising During the Period	(1.8)	—
Amortization of Prior Service Credit	2.0	2.9
Amortization of Loss	(0.3)	(0.2)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$1.5	$16.2

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2018	$46.3	$9.2
2019	$46.2	$9.5
2020	$45.9	$9.6
2021	$45.8	$9.6
2022	$45.8	$9.6
Years 2023 – 2027	$228.0	$49.7

The pension and postretirement health and life costs recorded in regulatory long-term assets or liabilities and accumulated other comprehensive income expected to be recognized as a component of net pension and postretirement benefit costs for the year ending December 31, 2018, are as follows:

	Pension	Postretirement Health and Life
Millions
Net Loss	$12.0	$0.7
Prior Service Credit	—	(1.8)
Total Pension and Postretirement Health and Life Cost (Credit)	$12.0	$(1.1)

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Assumptions Used to Determine Benefit Obligation
As of December 31	2017	2016
Discount Rate
Pension	3.81 - 3.96%	4.53%
Postretirement Health and Life	3.86%	4.57%
Rate of Compensation Increase	3.70 - 4.10%	3.70 - 4.30%
Health Care Trend Rates
Trend Rate	5.00 - 6.73%	5.00 - 7.00%
Ultimate Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Effective	2038	2038

Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2017	2016	2015
Discount Rate	4.53 - 4.57%	4.72 - 4.73%	4.30 - 4.33%
Expected Long-Term Return on Plan Assets
Pension	7.50%	8.00%	8.00%
Postretirement Health and Life	6.00 - 7.50%	6.40 - 8.00%	6.40 - 8.00%
Rate of Compensation Increase	3.70 - 4.30%	3.70 - 4.30%	3.70 - 4.30%

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

The Company utilizes actuarial assumptions about mortality to calculate the pension and postretirement health and life benefit obligations. The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2017, considered a modified RP-2014 mortality table and mortality projection scale.

Sensitivity of a One Percent Change in Health Care Trend Rates
	One Percent Increase	One Percent Decrease
Millions
Effect on Total of Postretirement Health and Life Service and Interest Cost	$1.9	($1.5)
Effect on Postretirement Health and Life Obligation	$23.4	($19.3)

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2017	2016	2017	2016
Equity Securities	53%	49%	64%	60%
Debt Securities	38%	39%	31%	34%
Private Equity	5%	7%	5%	6%
Real Estate	4%	5%	—	—
	100%	100%	100%	100%

(a)	Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2017 (no shares as of December 31, 2016).

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The defined benefit pension plans have adopted a dynamic asset allocation strategy (glide path) that increases the invested allocation to fixed income assets as the funding level of the plan increases to better match the sensitivity of the plan’s assets and liabilities to changes in interest rates. This is expected to reduce the volatility of reported pension plan expenses. The postretirement health and life plans’ assets are diversified to achieve strong returns within managed risk. Equity securities are diversified among domestic companies with large, mid and small market capitalizations, as well as investments in international companies. The majority of debt securities are made up of investment grade bonds.

Following are the current targeted allocations as of December 31, 2017:

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

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Pension Fair Value

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$108.6	—	$108.6
U.S. Mid-cap Growth (a)	—	51.9	—	51.9
U.S. Small-cap (a)	—	51.5	—	51.5
International	—	122.3	—	122.3
Debt Securities:
Fixed Income	—	222.8	—	222.8
Cash and Cash Equivalents	$12.4	—	—	12.4
Private Equity Funds	—	—	$33.2	33.2
Real Estate	—	—	25.5	25.5
Total Fair Value of Assets	$12.4	$557.1	$58.7	$628.2

(a)	The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity securities large‑cap, mid-cap and small-cap indexes.

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2016	$40.6	$25.6
Actual Return on Plan Assets	7.1	1.7
Purchases, Sales, and Settlements – Net	(14.5)	(1.8)
Balance as of December 31, 2017	$33.2	$25.5

ALLETE, Inc. 2017 Form 10-K

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

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2015	$43.3	$28.9
Actual Return on Plan Assets	5.0	2.3
Purchases, Sales, and Settlements – Net	(7.7)	(5.6)
Balance as of December 31, 2016	$40.6	$25.6

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$32.1	—	—	$32.1
U.S. Mid-cap Growth	24.3	—	—	24.3
U.S. Small-cap	15.5	—	—	15.5
International	35.8	—	—	35.8
Debt Securities:
Mutual Funds	49.8	—	—	49.8
Fixed Income	—	$4.5	—	4.5
Cash and Cash Equivalents	0.8	—	—	0.8
Private Equity Funds	—	—	$8.2	8.2
Total Fair Value of Assets	$158.3	$4.5	$8.2	$171.0

(a)	The underlying investments consist of mutual funds (Level 1).

ALLETE, Inc. 2017 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2016	$9.5
Actual Return on Plan Assets	2.6
Purchases, Sales, and Settlements – Net	(3.9)
Balance as of December 31, 2017	$8.2

	Fair Value as of December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$27.9	—	—	$27.9
U.S. Mid-cap Growth	20.7	—	—	20.7
U.S. Small-cap	14.0	—	—	14.0
International	27.9	—	—	27.9
Debt Securities:
Mutual Funds	48.6	—	—	48.6
Fixed Income	—	$4.6	—	4.6
Cash and Cash Equivalents	1.1	—	—	1.1
Private Equity Funds	—	—	$9.5	9.5
Total Fair Value of Assets	$140.2	$4.6	$9.5	$154.3

(a)	The underlying investments consist of mutual funds (Level 1).

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2015	$12.0
Actual Return on Plan Assets	1.4
Purchases, Sales, and Settlements – Net	(3.9)
Balance as of December 31, 2016	$9.5

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

ALLETE, Inc. 2017 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. In 1990, the ESOP issued a $75.0 million note to use as consideration for 2.8 million shares (1.9 million shares adjusted for stock splits) of our common stock. The note matured in December 2015. The ESOP shares were initially pledged as collateral for the debt. As the debt was repaid, shares were released from collateral and allocated to participants based on the proportion of debt service paid in the year. As shares were released from collateral, we reported compensation expense equal to the current market price of the shares less dividends on allocated shares. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Future ESOP employer allocations will be funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. ESOP compensation expense was $11.0 million in 2017 ($9.2 million in 2016; $9.0 million in 2015).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. ESOP shares are included in earnings per share computations after they are allocated to participants.

As of December 31	2017	2016	2015
Millions
ESOP Shares
Allocated	1.4	1.6	1.8
Unallocated	—	—	—
Total	1.4	1.6	1.8
Fair Value of Unallocated Shares	—	—	—

Stock-Based Compensation. Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 1.0 million shares of ALLETE common stock reserved for issuance under the Executive Plan, of which 0.8 million of these shares remain available for issuance as of December 31, 2017.

The following types of share-based awards were outstanding in 2017, 2016 or 2015:

Non-Qualified Stock Options. These options allow for the purchase of shares of common stock at a price equal to the market value of our common stock at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to ten years following the date of grant. In the case of qualified retirement, death or disability, options vest immediately and the period over which the options can be exercised is three years. Employees have up to three months to exercise vested options upon voluntary termination or involuntary termination without cause. All options are canceled upon termination for cause. All options vest immediately upon retirement, death, disability or a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option-pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods, or the accelerated vesting period if the employee is eligible for retirement. Stock options have not been granted since 2008 and none were outstanding as of December 31, 2017.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

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

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2017	2016	2015
Millions
Performance Shares	$2.1	$1.8	$1.8
Restricted Stock Units	1.0	0.8	0.8
Total Share-Based Compensation Expense	$3.1	$2.6	$2.6
Income Tax Benefit	$0.9	$1.1	$1.1

There were no capitalized share-based compensation costs during the years ended December 31, 2017, 2016 or 2015.

As of December 31, 2017, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statement of Income was $2.4 million and $1.0 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.7 years.

ALLETE, Inc. 2017 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Non-Qualified Stock Options. The following table presents information regarding our outstanding stock options.

	2017		2016		2015
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1	4,357	$40.29	39,654	$44.39	66,279	$44.39
Exercised	(4,357)	$40.29	(35,297)	$44.89	(24,456)	$44.52
Forfeited	—	—	—	—	(2,169)	$42.93
Outstanding as of December 31	—	—	4,357	$40.29	39,654	$44.39
Exercisable as of December 31	—	—	4,357	$40.29	39,654	$44.39

Cash received from non-qualified stock options exercised was $0.3 million in 2017. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.1 million during 2017 ($0.5 million in 2016; $0.2 million in 2015).

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2017		2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	127,580	$52.56	119,540	$52.72	119,635	$48.26
Granted (a)	50,729	$62.90	57,189	$52.43	43,583	$58.95
Unearned Grant Award	(40,801)	$46.27	(42,126)	$52.70	(36,670)	$45.41
Forfeited	(9,610)	$58.29	(7,023)	$53.45	(7,008)	$53.49
Non-vested as of December 31	127,898	$58.23	127,580	$52.56	119,540	$52.72
(a)    Shares granted include accrued dividends.

There were 35,894 performance shares granted in January 2018 for the three-year performance period ending in 2020. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $2.9 million. There were 58,293 performance shares awarded in February 2018. The grant date fair value of the shares awarded was $3.5 million.

ALLETE, Inc. 2017 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2017		2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	54,728	$51.79	57,694	$49.86	53,888	$44.47
Granted (a)	21,241	$62.20	20,351	$50.25	26,702	$54.81
Awarded	(17,281)	$49.72	(19,661)	$44.33	(19,464)	$41.44
Forfeited	(3,440)	$56.00	(3,656)	$52.87	(3,432)	$51.52
Available as of December 31	55,248	$56.18	54,728	$51.79	57,694	$49.86
(a)    Shares granted include accrued dividends.

There were 14,569 restricted stock units granted in January 2018 for the vesting period ending in 2020. The grant date fair value of the restricted stock units granted was $1.1 million. There were 12,766 restricted stock units awarded in February 2018. The grant date fair value of the shares awarded was $0.7 million.

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

ALLETE, Inc. 2017 Form 10-K

NOTE 17. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2017	2016	2015
Millions
Operating Revenue
Regulated Operations	$1,063.8	$1,000.7	$991.2

Energy Infrastructure and Related Services
ALLETE Clean Energy (a)	80.5	80.5	262.1
U.S. Water Services	151.8	137.5	119.8

Corporate and Other	123.2	121.0	113.3
Total Operating Revenue	$1,419.3	$1,339.7	$1,486.4
Net Income (Loss) Attributable to ALLETE (b)(c)
Regulated Operations	$128.4	$135.5	$131.6

Energy Infrastructure and Related Services
ALLETE Clean Energy	41.5	13.4	29.9
U.S. Water Services	10.7	1.5	0.9

Corporate and Other	(8.4)	4.9	(21.3)
Total Net Income Attributable to ALLETE	$172.2	$155.3	$141.1
Depreciation and Amortization
Regulated Operations	$132.6	$154.3	$135.1

Energy Infrastructure and Related Services
ALLETE Clean Energy	23.4	22.3	18.7
U.S. Water Services	9.8	8.9	7.3

Corporate and Other	11.7	10.3	8.9
Total Depreciation and Amortization	$177.5	$195.8	$170.0
Operating Expenses – Other (d)
ALLETE Clean Energy	—	$3.3	—
Corporate and Other	$(0.7)	(13.6)	$36.3
Total Operating Expenses – Other	$(0.7)	$(10.3)	$36.3
Interest Expense (c)
Regulated Operations	$57.0	$52.1	$53.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	4.2	5.8	3.3
U.S. Water Services	1.6	1.7	1.4

Corporate and Other	10.3	14.5	8.6

Eliminations	(5.3)	(3.8)	(2.3)
Total Interest Expense	$67.8	$70.3	$64.9
Equity Earnings in ATC
Regulated Operations	$22.5	$18.5	$16.3

(a)	Includes the construction and sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities for $197.7 million in 2015.

(b)
Net income in 2017 included a favorable impact of $13.0 million after-tax due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, which consisted of a $23.6 million after-tax benefit for ALLETE Clean Energy, a $9.2 million after-tax benefit for U.S. Water Services and a $19.8 million after-tax expense for Corporate and Other. The TCJA did not have an impact on net income for our Regulated Operations as the remeasurement of deferred income tax assets and liabilities primarily resulted in the recording of regulatory assets and liabilities. (See Note 1. Operations and Significant Accounting Policies, and Note 4. Regulatory Matters.)

(c)	Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.

(d)	See Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. 2017 Form 10-K

NOTE 17. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2017	2016	2015
Millions
Income Tax Expense (Benefit) (a)
Regulated Operations (b)	$27.2	$5.9	$24.4

Energy Infrastructure and Related Services
ALLETE Clean Energy	(14.2)	8.1	21.0
U.S. Water Services	(7.8)	1.4	0.9

Corporate and Other (b)	9.5	4.4	(21.0)
Total Income Tax Expense	$14.7	$19.8	$25.3

(a)
Income tax expense in 2017 included an income tax benefit of $13.0 million due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, which consisted of income tax benefits of $23.6 million for ALLETE Clean Energy and $9.2 million for U.S. Water Services as well as additional income tax expense of $19.8 million for Corporate and Other. The TCJA did not have an impact on income tax expense for our Regulated Operations as the remeasurement of deferred income tax assets and liabilities primarily resulted in the recording of regulatory assets and liabilities. (See Note 1. Operations and Significant Accounting Policies, and Note 4. Regulatory Matters.)

(b)
In 2017, Regulated Operations includes $14.0 million of income tax expense related to North Dakota investment tax credits transferred to Corporate and Other and higher pre-tax income for the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. There was no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of $7.9 million in 2017. In 2016, Regulated Operations includes $15.0 million of income tax benefit for North Dakota investment tax credits transferred from Corporate and Other and lower pre-tax income related to the adverse impact for the regulatory outcome of the November 2016 MPUC order. There was no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax expense of $8.8 million in 2016. (See Note 4. Regulatory Matters.)

As of December 31	2017	2016
Millions
Assets
Regulated Operations (a)	$3,886.6	$3,823.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	600.5	566.0
U.S. Water Services	292.4	264.1

Corporate and Other	300.5	222.9
Total Assets (a)	$5,080.0	$4,876.9
Capital Expenditures
Regulated Operations	$177.1	$121.8

Energy Infrastructure and Related Services
ALLETE Clean Energy	56.1	106.9
U.S. Water Services	4.4	3.7

Corporate and Other	28.9	15.4
Total Capital Expenditures	$266.5	$247.8

(a)	See Note 1. Operations and Significant Accounting Policies – Revision of Prior Balance Sheet.

ALLETE, Inc. 2017 Form 10-K

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2017
Operating Revenue	$365.6	$353.3	$362.5	$337.9
Operating Income	$72.6	$55.0	$69.0	$33.2
Net Income Attributable to ALLETE	$49.0	$36.9	$44.9	$41.4
Earnings Per Share of Common Stock
Basic	$0.97	$0.73	$0.88	$0.81
Diluted	$0.97	$0.72	$0.88	$0.81
2016
Operating Revenue	$333.8	$314.8	$349.6	$341.5
Operating Income	$66.8	$42.2	$53.4	$61.1
Net Income Attributable to ALLETE	$45.9	$24.8	$40.3	$44.3
Earnings Per Share of Common Stock
Basic	$0.93	$0.50	$0.82	$0.89
Diluted	$0.93	$0.50	$0.81	$0.89
2015
Operating Revenue	$320.0	$323.3	$462.5	$380.6
Operating Income	$56.4	$39.5	$85.2	$29.6
Net Income Attributable to ALLETE	$39.9	$22.5	$60.4	$18.3
Earnings Per Share of Common Stock
Basic	$0.85	$0.46	$1.24	$0.37
Diluted	$0.85	$0.46	$1.23	$0.37

ALLETE, Inc. 2017 Form 10-K

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2015 Trade Accounts Receivable	$1.1	$1.6	—	$1.7	$1.0
Finance Receivables – Long-Term	$0.6	—	—	—	$0.6
2016 Trade Accounts Receivable	$1.0	$4.1	—	$2.0	$3.1
Finance Receivables – Long-Term	$0.6	—	—	$0.6	—
2017 Trade Accounts Receivable	$3.1	$0.8	—	$1.8	$2.1
Finance Receivables – Long-Term	—	—	—	—	—
Deferred Asset Valuation Allowance
2015 Deferred Tax Assets	$22.1	$9.5	—	—	$31.6
2016 Deferred Tax Assets	$31.6	$11.4	—	—	$43.0
2017 Deferred Tax Assets	$43.0	$17.0	—	—	$60.0

(a)	Includes uncollectible accounts written-off.

ALLETE, Inc. 2017 Form 10-K