Form 10-Q
period 2018-06-30
ALLETE INC
filed 2018-08-02
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

Common Stock, without par value,
51,360,616 shares outstanding
as of June 30, 2018

ALLETE, Inc. Second Quarter 2018 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EITE	Energy-Intensive Trade-Exposed
EPA	United States Environmental Protection Agency
ERP Iron Ore	ERP Iron Ore, LLC
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Mesabi Metallics	Mesabi Metallics Company, LLC (formerly Essar Steel Minnesota, LLC)
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

Abbreviation or Acronym	Term
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
TCJA	Tax Cuts and Job Act of 2017 (Public Law 115-97)
Tenaska	Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC
Tonka Water	Tonka Equipment Company
Town Center District	Town Center at Palm Coast Community Development District in Florida
UPM Blandin	UPM, Blandin Paper Mill owned by UPM-Kymmene Corporation
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

•	the impacts of commodity prices on ALLETE and our customers;

•	our ability to attract and retain qualified, skilled and experienced personnel;

•	effects of emerging technology;

•	war, acts of terrorism and cybersecurity attacks;

•	our ability to manage expansion and integrate acquisitions;

•	population growth rates and demographic patterns;

•	wholesale power market conditions;

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

Forward-Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of ALLETE’s 2017 Form 10-K, and in Part II, Item 1A. Risk Factors in this Form 10‑Q. Any forward‑looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2018	December 31, 2017
Millions
Assets
Current Assets
Cash and Cash Equivalents	$121.9	$98.9
Accounts Receivable (Less Allowance of $2.3 and $2.1)	132.4	135.1
Inventories – Net	145.4	95.9
Prepayments and Other	24.3	37.6
Total Current Assets	424.0	367.5
Property, Plant and Equipment – Net	3,809.3	3,822.4
Regulatory Assets	374.5	384.7
Investment in ATC	123.6	118.7
Other Investments	52.5	53.1
Goodwill and Intangible Assets – Net	225.8	225.9
Other Non-Current Assets	105.0	107.7
Total Assets	$5,114.7	$5,080.0
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$105.0	$136.3
Accrued Taxes	42.0	50.0
Accrued Interest	18.0	17.6
Long-Term Debt Due Within One Year	56.7	64.1
Other	128.5	83.2
Total Current Liabilities	350.2	351.2
Long-Term Debt	1,462.2	1,439.2
Deferred Income Taxes	228.5	230.5
Regulatory Liabilities	516.0	532.0
Defined Benefit Pension and Other Postretirement Benefit Plans	175.2	191.8
Other Non-Current Liabilities	274.4	267.1
Total Liabilities	3,006.5	3,011.8
Commitments, Guarantees and Contingencies (Note 13)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.4 and 51.1 Shares Issued and Outstanding	1,415.4	1,401.4
Accumulated Other Comprehensive Loss	(27.6)	(22.6)
Retained Earnings	720.4	689.4
Total Shareholders’ Equity	2,108.2	2,068.2
Total Liabilities and Shareholders’ Equity	$5,114.7	$5,080.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$257.8	$264.9	$528.0	$546.5
Contracts with Customers – Non-utility	80.4	82.5	162.4	160.6
Other – Non-utility	5.9	5.9	11.9	11.8
Total Operating Revenue	344.1	353.3	702.3	718.9
Operating Expenses
Fuel, Purchased Power and Gas – Utility	96.5	93.1	197.4	189.7
Transmission Services – Utility	16.8	17.6	35.2	34.2
Cost of Sales – Non-utility	37.0	38.4	69.9	69.9
Operating and Maintenance	86.8	85.9	173.3	170.3
Depreciation and Amortization	56.1	50.1	101.9	100.6
Taxes Other than Income Taxes	14.4	14.2	30.7	28.6
Total Operating Expenses	307.6	299.3	608.4	593.3
Operating Income	36.5	54.0	93.9	125.6
Other Income (Expense)
Interest Expense	(17.1)	(16.7)	(34.0)	(33.9)
Equity Earnings in ATC	4.3	5.3	9.0	11.4
Other	2.2	1.6	4.3	3.2
Total Other Expense	(10.6)	(9.8)	(20.7)	(19.3)
Income Before Income Taxes	25.9	44.2	73.2	106.3
Income Tax Expense (Benefit)	(5.4)	7.3	(9.1)	20.4
Net Income	$31.3	$36.9	$82.3	$85.9
Average Shares of Common Stock
Basic	51.3	50.9	51.2	50.5
Diluted	51.5	51.1	51.4	50.7
Basic Earnings Per Share of Common Stock	$0.61	$0.73	$1.61	$1.70
Diluted Earnings Per Share of Common Stock	$0.61	$0.72	$1.60	$1.69
Dividends Per Share of Common Stock	$0.56	$0.535	$1.12	$1.07
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Millions
Net Income	$31.3	$36.9	$82.3	$85.9
Other Comprehensive Income (Loss)
Currency Translation Adjustments	—	(0.2)	—	(0.2)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $–, $0.2, $– and $0.5	—	0.4	(0.1)	0.7
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1, $0.2, $0.2 and $0.3	0.3	0.2	0.7	0.4
Total Other Comprehensive Income	0.3	0.4	0.6	0.9
Total Comprehensive Income	$31.6	$37.3	$82.9	$86.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
	2018	2017
Millions
Operating Activities
Net Income	$82.3	$85.9
AFUDC – Equity	(0.5)	(0.4)
Income from Equity Investments – Net of Dividends	(0.4)	(2.5)
Change in Fair Value of Contingent Consideration	—	(0.4)
Depreciation Expense	99.2	97.9
Amortization of PSAs	(11.9)	(11.8)
Amortization of Other Intangible Assets and Other Assets	5.0	5.3
Deferred Income Tax Expense	(9.5)	20.2
Share-Based and ESOP Compensation Expense	3.3	3.3
Defined Benefit Pension and Postretirement Benefit Expense	4.3	5.0
Provision for Interim Rate Refund	8.8	—
Provision for Tax Reform Refund	6.7	—
Bad Debt Expense	0.7	—
Changes in Operating Assets and Liabilities
Accounts Receivable	1.7	2.4
Inventories	(3.2)	0.8
Prepayments and Other	2.8	4.3
Accounts Payable	8.1	(12.6)
Other Current Liabilities	(1.3)	(12.8)
Cash Contributions to Defined Benefit Pension Plans	(15.0)	(1.7)
Changes in Regulatory and Other Non-Current Assets	5.8	6.7
Changes in Regulatory and Other Non-Current Liabilities	7.5	(5.2)
Cash from Operating Activities	194.4	184.4
Investing Activities
Proceeds from Sale of Available-for-sale Securities	7.2	1.0
Payments for Purchase of Available-for-sale Securities	(9.8)	(1.6)
Investment in ATC	(3.9)	(5.0)
Additions to Property, Plant and Equipment	(133.4)	(81.1)
Other Investing Activities	1.4	2.0
Cash for Investing Activities	(138.5)	(84.7)
Financing Activities
Proceeds from Issuance of Common Stock	10.7	74.4
Proceeds from Issuance of Long-Term Debt	72.0	86.2
Repayments of Long-Term Debt	(57.9)	(127.0)
Acquisition-Related Contingent Consideration Payments	—	(19.7)
Dividends on Common Stock	(57.4)	(54.0)
Other Financing Activities	(0.6)	(1.4)
Cash for Financing Activities	(33.2)	(41.5)
Change in Cash, Cash Equivalents and Restricted Cash	22.7	58.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	110.1	38.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$132.8	$96.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Total Shareholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock
Millions
Balance as of December 31, 2017	$2,068.2	$689.4	$(22.6)	$1,401.4
Adjustments to Opening Balance – Net of Income Taxes (a)	0.5	6.1	(5.6)	—
Balance as of January 1, 2018	2,068.7	695.5	(28.2)	1,401.4
Comprehensive Income
Net Income	82.3	82.3	—	—
Other Comprehensive Income – Net of Income Taxes
Unrealized Loss on Debt Securities	(0.1)	—	(0.1)	—
Defined Benefit Pension and Other Postretirement Plans	0.7	—	0.7	—
Total Comprehensive Income	82.9
Common Stock Issued	14.0	—	—	14.0
Dividends Declared	(57.4)	(57.4)	—	—
Balance as of June 30, 2018	$2,108.2	$720.4	$(27.6)	$1,415.4

(a)
Reflects the impacts associated with the adoption of accounting standards concerning Financial Instruments, Revenue from Contracts with Customers and the Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. (See Note 1. Operations and Significant Accounting Policies.)

The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2017, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2018, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. For further information, refer to the Consolidated Financial Statements and notes included in our 2017 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement and U.S. Water Service’s standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs, and deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amount presented in the Consolidated Statement of Cash Flows. During the first quarter of 2018, the Company updated the presentation of its Consolidated Statement of Cash Flows to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. (See Recently Adopted Pronouncements - Statement of Cash Flows: Restricted Cash.)

Cash, Cash Equivalents and Restricted Cash	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Millions
Cash and Cash Equivalents	$121.9	$98.9	$84.2	$27.5
Restricted Cash included in Prepayments and Other	2.3	2.6	3.7	2.2
Restricted Cash included in Other Non-Current Assets	8.6	8.6	8.6	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$132.8	$110.1	$96.5	$38.3

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our U.S. Water Services and ALLETE Clean Energy segments, and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2018	December 31, 2017
Millions
Fuel (a)	$31.4	$34.8
Materials and Supplies	44.3	46.5
Construction of Wind Energy Facility (b)	54.1	—
Raw Materials	3.0	2.8
Work in Progress	4.4	4.2
Finished Goods	9.1	8.3
Reserve for Obsolescence	(0.9)	(0.7)
Total Inventories – Net	$145.4	$95.9

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

(b)
On February 28, 2018, Montana-Dakota Utilities exercised its option to purchase the Thunder Spirit II wind energy facility upon completion, resulting in a reclassification of the project costs from Property, Plant and Equipment – Net to Inventories – Net as ALLETE Clean Energy will not own the facility upon completion.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	June 30, 2018	December 31, 2017
Millions
Contract Assets (a)	$30.9	$31.6
Finance Receivable	10.9	11.0
Other	63.2	65.1
Total Other Non-Current Assets	$105.0	$107.7

(a)
Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	June 30, 2018	December 31, 2017
Millions
Provision for Interim Rate Refund (a)	$32.5	—
Contract Liabilities (b)	24.3	$8.7
PSAs	18.4	24.5
Provision for Tax Reform Refund (c)	6.7	—
Contingent Consideration (d)	5.6	—
Other	41.0	50.0
Total Other Current Liabilities	$128.5	$83.2

(a)
Provision for Interim Rate Refund is expected to be refunded to Minnesota Power’s regulated retail customers in the first quarter of 2019 and includes $16.7 million of discounts provided to EITE customers that will be offset against interim rate refunds as of June 30, 2018 ($8.6 million as of December 31, 2017). (See Note 6. Regulatory Matters.)

(b)	Contract Liabilities include deposits received as a result of entering into contracts with our customers prior to completing our performance obligations.

(c)	Provision for Tax Reform Refund is deferred as a regulatory liability pending the outcome of regulatory proceedings with the MPUC and PSCW. (See Note 6. Regulatory Matters.)

(d)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 5. Fair Value.)

Other Non-Current Liabilities	June 30, 2018	December 31, 2017
Millions
Asset Retirement Obligation	$143.2	$122.7
PSAs	83.1	89.5
Contingent Consideration (a)	—	5.4
Other	48.1	49.5
Total Other Non-Current Liabilities	$274.4	$267.1

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 5. Fair Value.)

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Six Months Ended June 30,	2018	2017
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$33.0	$32.5
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(39.4)	$(0.4)
Reclassification of Property, Plant and Equipment to Inventory (a)	$46.3	—
Capitalized Asset Retirement Costs	$20.8	$19.7
AFUDC–Equity	$0.5	$0.4
ALLETE Common Stock Contributed to the Pension Plans	—	$13.5

(a)
On February 28, 2018, Montana-Dakota Utilities exercised its option to purchase the Thunder Spirit II wind energy facility upon completion, resulting in a reclassification of the project costs from Property, Plant and Equipment – Net to Inventories – Net as ALLETE Clean Energy will not own the facility upon completion.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

Revenue.

Contracts with Customers – Utility includes sales from our regulated operations for generation, transmission and distribution of electric service, and distribution of water and gas services to our customers. Also included is an immaterial amount of regulated steam generation that is used by customers in the production of paper and pulp.

Contracts with Customers – Non-utility includes sales of goods and services to customers from ALLETE Clean Energy, U.S. Water Services and our Corporate and Other businesses.

Other – Non-utility is the non-cash adjustments to revenue recognized by ALLETE Clean Energy for the amortization of differences between contract prices and estimated market prices for PSAs that were assumed during the acquisition of various wind energy facilities.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

Industrial includes sales recognized from contracts with customers in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 49 percent of total regulated utility kWh sales for the six months ended June 30, 2018. Within industrial revenue, Minnesota Power has 9 Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. These contracts automatically renew past the contract term unless a four-year advanced written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2022 through 2026. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $70 million per annum through 2019, $50 million in 2020 and 2021, $30 million in 2022 and $30 million for aggregate years thereafter, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

Other Power Suppliers includes the sale of energy under long-term PSAs with two customers as well as MISO market and liquidation sales. Expiration dates of these PSAs range from 2020 through 2026. Performance obligations with these customers are satisfied at the time energy is delivered to an agreed upon delivery point defined in the contract (generally the MISO pricing node). Based on current contracts with two customers, we expect to recognize minimum revenue for fixed contract components of approximately $10 million per annum through 2019. Other power supplier contracts that extend beyond 2020 contain variable pricing components that prevent us from estimating future minimum revenue, and therefore are not included.

Other Revenue includes all remaining individually immaterial revenue streams for Minnesota Power and SWL&P, and is comprised of steam sales to paper and pulp mills, wheeling revenue and other sources. Revenue for steam sales to customers is recognized at the time steam is delivered and simultaneously consumed. Revenue is recognized at the time each performance obligation is satisfied.

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

Non-utility

ALLETE Clean Energy

Long-term PSA revenue includes all sales recognized under long-term contracts for production, curtailment, capacity and associated renewable energy credits from ALLETE Clean Energy wind energy facilities. Expiration dates of these PSAs range from 2018 through 2032. Performance obligations for these contracts are satisfied at the time energy is delivered to an agreed upon point, or production is curtailed at the request of the customer, at specified prices. Revenue from the sale of renewable energy credits is recognized at the same time the related energy is delivered to the customer when sold to the same party.

Other is the non-cash adjustments to revenue recognized by ALLETE Clean Energy for the amortization of differences between contract prices and estimated market prices on assumed PSAs. As part of wind energy facility acquisitions, ALLETE Clean Energy assumed various PSAs that were above or below estimated market prices at the time of acquisition; the resulting differences between contract prices and estimated market prices are amortized to revenue over the remaining PSA term.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

U.S. Water Services

Point-in-time revenue is recognized for purchases by customers for chemicals, consumable equipment (e.g. filters, pumps and valves) or related maintenance and repair services as the customer’s usage and needs change over time. These goods and services are purchased on an as-needed basis by the customers and therefore revenue can be variable. Products are shipped to the customer in accordance with the terms of the purchase order, and performance obligations are satisfied at the time of shipment of goods or when services are rendered to the customer.

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

Other primarily includes revenue from BNI Energy unrelated to coal, the sale of real estate from ALLETE Properties, and non‑rate base steam generation that is sold for use during production of paper and pulp. Performance obligations are satisfied when control transfers to the customer.

Payment Terms

Payment terms and conditions vary across our businesses. Aside from taconite-producing Large Power Customers, payment terms generally require payment to be made within 15 to 30 days from the end of the period that the service has been rendered or goods provided. In the case of its taconite-producing Large Power Customers, as permitted by the MPUC, Minnesota Power requires weekly payments for electric usage based on monthly energy usage estimates. These customers receive estimated bills based on Minnesota Power’s estimate of the customers’ energy usage, forecasted energy prices and fuel adjustment clause estimates. Minnesota Power’s taconite-producing Large Power Customers have generally predictable energy usage on a weekly basis and any differences that occur are trued-up the following month. Due to the timing difference of revenue recognition from the timing of invoicing and payment, the customer receives credit for the time value of money; however, we have determined that our contracts do not include a significant financing component as the period between when we transfer the service to the customer and when they pay for such service is minimal.

Assets Recognized From the Costs to Obtain a Contract with a Customer

We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of June 30, 2018, we have $30.9 million of assets recognized for costs incurred to obtain contracts with our customers ($31.6 million as of December 31, 2017). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. For the six months ended June 30, 2018, and 2017, we recognized $1.3 million of non-cash amortization.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued an accounting standard update to improve the presentation of net periodic pension and postretirement benefit costs. Under the guidance, an entity is required to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period. The guidance also allows only the service cost component of the periodic cost to be eligible for capitalization on a prospective basis. The other components of net periodic expense must be presented separately from the line item that includes the service cost and must be excluded from the operating income subtotal. The Company adopted the guidance in the first quarter of 2018 and retrospectively adjusted the presentation of the service cost component and the other components of net periodic costs in the Consolidated Statement of Income. The retrospective adjustments for the quarter and six months ended June 30, 2017, were as follows: Operating and Maintenance increased $1.0 million and $2.1 million, respectively, Cost of Sales – Non-utility remained unchanged and decreased $0.1 million, respectively, resulting in an increase of $1.0 million and $2.0 million, respectively to Other Income (Expense) – Other. There was no impact to net income as a result of adoption.

Financial Instruments. In 2016, the FASB issued an accounting standard update which requires entities to measure equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The update was adopted by the Company in the first quarter of 2018 which resulted in a cumulative-effect transition adjustment reducing Retained Earnings by $0.1 million, including the tax effect, for the previously unrealized loss on available-for-sale equity securities in Accumulated Other Comprehensive Loss as of December 31, 2017.

Classification of Certain Cash Receipts and Cash Payments. In 2016, the FASB issued an accounting standard update which addressed the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero‑coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments of this update were adopted by the Company in the first quarter of 2018. There was no impact to the Consolidated Statement of Cash Flows as a result of adoption.

Statement of Cash Flows: Restricted Cash. In 2016, the FASB issued an accounting standard update related to the presentation of restricted cash in the Company’s Consolidated Statement of Cash Flows. The update requires that the Consolidated Statement of Cash Flows explain the change during the period in cash, cash equivalents and restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This guidance update was adopted by the Company in the first quarter of 2018 and was applied retrospectively to the periods presented in the Consolidated Statement of Cash Flows which resulted in a net increase in cash from financing activities of $1.5 million for the six months ended June 30, 2017. Additional disclosure, including a reconciliation of the beginning-of-period and end-of-period cash on hand to the statement of cash flows, is included in this note. (See Cash, Cash Equivalents and Restricted Cash.)

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements (Continued)

Revenue from Contracts with Customers. In 2014, the FASB issued amended revenue recognition guidance that clarifies the principles for recognizing revenue from contracts with customers by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The guidance requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The guidance requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures regarding customer contracts, significant judgments and changes in those judgments, and the assets recognized from the costs to obtain or fulfill a contract are required. The Company adopted this accounting guidance in the first quarter of 2018 and elected to apply the modified retrospective method of adoption to all contracts as of the date of initial application. The financial impact to the consolidated financial statements as a result of adoption of the new standard is immaterial. Based on the nature of the contracts with our customers and our related performance obligations which transfer control, a $0.5 million after-tax cumulative‑effect transition adjustment was made to increase the opening balance of Retained Earnings. We have included additional disclosures in the notes to the consolidated financial statements including additional information on the Company’s revenue streams and related performance obligations required to be satisfied in order to recognize revenue. (See Revenue Recognition.)

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes. Under SEC Staff Accounting Bulletin 118 (SAB 118), which was issued in December 2017, companies are allowed up to one year to complete the required analyses and accounting for the TCJA. SAB 118 requires companies to disclose which tax positions are considered complete, which tax positions are considered provisional and which tax provisions reflect prior law. At December 31, 2017, we were reasonably able to estimate the effects of the TCJA, and therefore recorded provisional amounts associated with the changes under the TCJA. The provisional amounts incorporate assumptions made based upon the Company’s interpretation of the TCJA, and may change as the Company receives additional clarification and implementation guidance. We have not made any adjustments to our accounting to date, although the accounting is still considered provisional while we complete our analysis. Any adjustments recorded to the provisional amounts in 2018 will be included in income from operations as an adjustment to income tax expense.

NOTE 2. INVESTMENTS

Investments. As of June 30, 2018, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans and other assets consisting primarily of land in Minnesota.

Other Investments	June 30, 2018	December 31, 2017
Millions
ALLETE Properties	$25.9	$26.4
Available-for-sale Securities (a)	21.4	19.1
Cash Equivalents	1.5	3.8
Other	3.7	3.8
Total Other Investments	$52.5	$53.1

(a)
As of June 30, 2018, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.1 million, in one year to less than three years was $3.9 million, in three years to less than five years was $2.5 million and in five or more years was $1.1 million.

Available-for-Sale Securities. We account for our available-for-sale securities portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. Gross realized and unrealized gains and losses on our available-for-sale securities were immaterial for the quarter and six months ended June 30, 2018, and 2017.

NOTE 3. ACQUISITIONS

The following acquisition is consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its regulated businesses, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the six months ended June 30, 2018, and 2017.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 3. ACQUISITIONS (Continued)
2017 Activity (Continued)

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The aggregate carrying amount of goodwill was $148.5 million as of June 30, 2018, and $148.3 million as of December 31, 2017.

Balances of intangible assets, net, excluding goodwill as of June 30, 2018, are as follows:

	December 31, 2017	Additions	Amortization	June 30, 2018
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$54.7	$0.2	$(2.1)	$52.8
Developed Technology and Other (a)	6.3	2.2	(0.6)	7.9
Total Definite-Lived Intangible Assets	61.0	2.4	(2.7)	60.7
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	—	n/a	16.6
Total Intangible Assets	$77.6	$2.4	$(2.7)	$77.3

(a)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names with finite lives.

Customer relationships have a remaining useful life of approximately 20 years, and developed technology and other have remaining useful lives ranging from approximately 1 year to approximately 11 years (weighted average of approximately 6 years). The weighted average remaining useful life of all definite-lived intangible assets as of June 30, 2018, is approximately 18 years.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 4. GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortization expense for intangible assets was $1.3 million and $2.7 million for the quarter and six months ended June 30, 2018, respectively ($1.4 million and $2.8 million for the quarter and six months ended June 30, 2017, respectively). Accumulated amortization was $17.5 million as of June 30, 2018 ($14.8 million as of December 31, 2017). The estimated amortization expense for definite-lived intangible assets for the remainder of 2018 is $2.8 million. Estimated annual amortization expense for definite‑lived intangible assets is $5.2 million in 2019, $5.0 million in 2020, $4.9 million in 2021, $4.6 million in 2022 and $38.2 million thereafter.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018, and December 31, 2017. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of June 30, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$12.8	—	—	$12.8
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.6	—	8.6
Cash Equivalents	1.5	—	—	1.5
Total Fair Value of Assets	$14.3	$8.6	—	$22.9

Liabilities
Deferred Compensation (b)	—	$20.5	—	$20.5
U.S. Water Services Contingent Consideration (c)	—	—	$5.6	5.6
Total Fair Value of Liabilities	—	$20.5	$5.6	$26.1
Total Net Fair Value of Assets (Liabilities)	$14.3	$(11.9)	$(5.6)	$(3.2)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Other Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$10.2	—	—	$10.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.9	—	8.9
Cash Equivalents	3.8	—	—	3.8
Total Fair Value of Assets	$14.0	$8.9	—	$22.9

Liabilities (b)
Deferred Compensation	—	$18.2	—	$18.2
U.S. Water Services Contingent Consideration	—	—	$5.4	5.4
Total Fair Value of Liabilities	—	$18.2	$5.4	$23.6
Total Net Fair Value of Assets (Liabilities)	$14.0	$(9.3)	$(5.4)	$(0.7)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Level 3 liability in the preceding tables is the result of the 2015 acquisition of U.S. Water Services. Changes in the U.S. Water Services Contingent Consideration can result from modifications to the shareholder agreement, changes in discount rates, timing of milestones that trigger payment, or the timing and amount of earnings estimates. The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of June 30, 2018. Management analyzes the fair value of the contingent liability on a quarterly basis and makes adjustments as appropriate.

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2017	$5.4
Accretion	0.2
Balance as of June 30, 2018	$5.6

For the six months ended June 30, 2018, and the year ended December 31, 2017, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
June 30, 2018	$1,528.8	$1,572.8
December 31, 2017	$1,513.3	$1,627.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2018, and the year ended December 31, 2017, there were no triggering events or indicators of impairment for these non-financial assets.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to our Consolidated Financial Statements in our 2017 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $28.0 million and $52.1 million for the quarter and six months ended June 30, 2018, respectively ($24.4 million and $48.6 million for the quarter and six months ended June 30, 2017, respectively).

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC which sought an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $55 million in additional revenue. In December 2016, Minnesota Power filed a request to modify its original interim rate proposal, reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million due to a change in its electric sales forecast. In December 2016 orders, the MPUC accepted the November 2016 filing as complete and authorized an annual interim rate increase of $34.7 million beginning in January 2017.

In February 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an April 2017 order, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning in May 2017. As a result of working with intervenors and further developments as the rate review progressed, Minnesota Power’s final rate request was adjusted to approximately $49 million on an annualized basis. In an order dated March 12, 2018, the MPUC affirmed determinations made at a hearing on January 18, 2018, regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Upon commencement of final rates, we expect additional revenue of approximately $13 million on an annualized basis. Final rates are expected to commence in the fourth quarter of 2018; interim rates will be collected through this period which are fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund of $49.2 million as of June 30, 2018 ($32.3 million as of December 31, 2017). The MPUC also disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in the fourth quarter of 2017.

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

On April 2, 2018, Minnesota Power filed a petition with the MPUC requesting reconsideration of certain decisions in the MPUC’s order dated March 12, 2018, collectively representing approximately $20 million to $25 million in additional revenue on an annualized basis. Minnesota Power’s petition included requesting reconsideration of the allowed return on common equity, recovery of the prepaid pension asset in rate base, certain disallowed expenses, and certain transmission revenue adjustments. In an order dated May 29, 2018, the MPUC denied Minnesota Power’s petition for reconsideration and accepted a Minnesota Department of Commerce request for reconsideration reducing the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 while utilizing the benefits of the lower federal income tax rate enacted as part of the TCJA to mitigate the impact on customer rates.

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015, which established a Minnesota energy policy to have competitive rates for certain industries such as mining and forest products. In 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. In a March 2016 order, the MPUC dismissed the petition without prejudice. In June 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. The rate adjustments were intended to be revenue and cash flow neutral to Minnesota Power. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an April 2017 order; collection of the discount was subject to the MPUC’s review of Minnesota Power’s compliance filing implementing approval of a recovery mechanism, with the subsequent order issued in October 2017 that modified the April 2017 order. During 2017, Minnesota Power provided discounts of $8.6 million that were recorded as a regulatory asset.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

In September 2017, Minnesota Power informed its EITE customers that it had suspended the EITE discount due to a concern that it was not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing in September 2017, as well as the interim rate reduction and decisions in its 2016 general rate case. Based on the MPUC’s decisions at a hearing on January 18, 2018, as part of Minnesota Power’s 2016 general rate case, Minnesota Power reinstated the EITE discount effective January 1, 2018. Minnesota Power expects the discount to EITE customers to be approximately $15 million annually based on EITE customer current operating levels. While interim rates are in effect for Minnesota Power’s 2016 general rate case, discounts provided to EITE customers will offset interim rate refund reserves for non-EITE customers. Minnesota Power provided $3.8 million and $8.1 million of discounts to EITE customers during the quarter and six months ended June 30, 2018, respectively ($3.6 million and $5.9 million for the quarter and six months ended June 30, 2017, respectively).

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. No termination notice may be given for this contract prior to July 1, 2029. The wholesale electric service contracts with SWL&P and another municipal customer are effective through at least August 31, 2021, and through June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice has been given. The other municipal customer provided termination notice for its contract in 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

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

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider for certain transmission investments and expenditures. In a 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. As a result of the MPUC approval of the certificate of need for the GNTL in 2015, the project is eligible for cost recovery under the existing transmission cost recovery rider. Minnesota Power is funding the construction of the GNTL with a subsidiary of Manitoba Hydro (see Great Northern Transmission Line), and anticipates including its portion of the investments and expenditures for the GNTL in future transmission bill factor filings.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider for investments and expenditures related to Bison. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC in a November 2017 order. On June 5, 2018, Minnesota Power made a renewable resources factor filing. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

Minnesota Power also has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. (See Minnesota Solar Energy Standard.) Currently, there is no approved customer billing rate for solar costs.

Environmental Improvement Rider. Minnesota Power has an approved environmental improvement rider for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Updated customer billing rates for the environmental improvement rider were provisionally approved by the MPUC in an order dated June 20, 2018, subject to further review by the MPUC.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Fuel Adjustment Clause Reform. In a December 2017 order, the MPUC adopted a three-year program to implement certain procedural reforms to the Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. The order will change the method of accounting for all Minnesota electric utilities to a monthly budgeted, forward-looking FAC with an annual prudence review and true-up to actual allowed costs. The MPUC is seeking input from Minnesota electric utilities and other stakeholders on the implementation and transition accounting needed to adopt the change. The three-year program is expected to begin in 2019.

Tax Cuts and Jobs Act of 2017. In December 2017, the MPUC opened a docket to review the effects of the TCJA on electric and natural gas rates and services in Minnesota, including the legislation’s impact on tax rates and utilities’ deferred income tax assets and liabilities. On March 2, 2018, Minnesota Power submitted an initial filing to the MPUC regarding the impacts of the TCJA on Minnesota Power. As part of Minnesota Power’s rate case, in an order dated May 29, 2018, the MPUC directed Minnesota Power to utilize the benefits of lower federal income tax rates enacted as part of the TCJA to offset a reduction in the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 that would have otherwise resulted in an increase in customer rates. The treatment of the impact of the TCJA on Minnesota Power’s deferred income tax assets and liabilities is still subject to this regulatory proceeding.

On January 10, 2018, the PSCW opened a docket to review the effects of the TCJA and directed Wisconsin utilities to defer its impacts until further direction was provided by the PSCW. On February 9, 2018, SWL&P filed comments with the PSCW regarding the impacts of the TCJA on SWL&P. In this filing, SWL&P proposed deferring the benefits of the TCJA and incorporating any deferred refunds or credits into its next general rate case. In an order dated May 24, 2018, the PSCW directed SWL&P to refund the benefits of the lower federal income tax rates enacted as part of the TCJA on customer bills beginning in July 2018. Any changes in deferred income taxes will be adjusted as part of SWL&P’s rate filing. (See 2018 Wisconsin General Rate Case.)

We have recorded the impact of the remeasurement of deferred income tax assets and liabilities in 2017 resulting from the TCJA for Minnesota Power and SWL&P as regulatory assets and liabilities as the benefits are deferred pending the outcome of regulatory proceedings. Most of the benefits for Minnesota Power and SWL&P are expected to be passed back to customers over time primarily based upon the normalization provisions of the U.S. Internal Revenue Code over the life of the related property, plant and equipment with the remainder expected to be passed back based upon the outcome of regulatory proceedings. We are unable to predict the outcome of these regulatory proceedings.

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2017 PSCW retail rate order effective since August 2017 that allows for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 2017 were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity. On an annualized basis, SWL&P expects to collect additional revenue of $2.5 million under the 2017 PSCW retail rate order.

2018 Wisconsin General Rate Case. On May 25, 2018, SWL&P filed a rate increase request with the PSCW requesting an average increase of 2.7 percent for retail customers (2.0 percent increase in electric rates; 2.3 percent increase in natural gas rates; and 8.3 percent increase in water rates). The filing seeks an overall return on equity of 10.5 percent and a 55.41 percent equity ratio. On an annualized basis, this filing is expected to result in additional revenue of approximately $2.4 million.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Integrated Resource Plan (Continued)

In July 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas energy PPA. These agreements are subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined‑cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a September 2017 order, the MPUC approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2019, and Minnesota Power’s request that approval for the natural gas energy PPA be decided through a contested case process. On July 2, 2018, an administrative law judge issued a recommendation that the MPUC deny approval of the NTEC agreements; the recommendation is not binding on the MPUC. On July 23, 2018, Minnesota Power filed exceptions to the administrative law judge’s recommendation. The MPUC is expected to hold a hearing in the fourth quarter of 2018 on NTEC. On June 18, 2018, Minnesota Power filed a separate petition for approval of the PPA for the output of a 10 MW solar energy facility located in central Minnesota. The MPUC has not taken any action regarding the wind energy PPA which will be refiled separately from the natural gas energy PPA.

Great Northern Transmission Line. Minnesota Power is constructing the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro. In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Transmission Cost Recovery Rider.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In a 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $248.8 million have been incurred through June 30, 2018, of which $129.2 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada known as the Manitoba-Minnesota Transmission Project (MMTP) that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which remains pending. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP. The NEB determined that Manitoba Hydro’s application was complete in December 2017, and held public hearings in June 2018. The NEB is required to make a decision on the MMTP by March 2019, but is not precluded from making a decision prior to that date. Approval of the Canadian federal cabinet is also required.

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP in December 2018. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

Construction of Manitoba Hydro’s Keeyask hydroelectric generation facility, which will provide the power to be sold under PPAs with Minnesota Power and transmitted on the MMTP and the GNTL, commenced in 2014 and is anticipated to be in service by early 2021.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Conservation Improvement Program. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues, excluding revenue received from exempt customers, from service provided in the state on energy CIPs each year. On April 2, 2018, Minnesota Power submitted its 2017 CIP consolidated filing, which detailed Minnesota Power’s CIP program results and requested a CIP financial incentive of $3.3 million based upon MPUC procedures. In 2017, the CIP financial incentive of $5.5 million was recognized in the second quarter upon approval by the MPUC of Minnesota Power’s 2016 CIP consolidated filing in a June 2017 order. Approval of Minnesota Power’s 2017 CIP consolidated filing and related financial incentive is expected in the third quarter of 2018. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

MISO Return on Equity Complaints. MISO transmission owners, including ALLETE and ATC, have an authorized return on equity of 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization.

In 2016, a federal administrative law judge ruled on a complaint proposing a reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is pending, which is not expected to have a material impact on our Consolidated Financial Statements.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	June 30, 2018	December 31, 2017
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$216.7	$220.3
Income Taxes	109.3	112.8
Asset Retirement Obligations	31.0	29.6
Manufactured Gas Plant	8.0	8.1
PPACA Income Tax Deferral	5.0	5.0
Conservation Improvement Program	—	3.3
Other	4.5	5.6
Total Non-Current Regulatory Assets	$374.5	$384.7

Current Regulatory Liabilities (a)
Provision for Interim Rate Refund (b)	$32.5	—
Provision for Tax Reform Refund (c)	6.7	—
Total Current Regulatory Liabilities	39.2	—
Non-Current Regulatory Liabilities
Income Taxes	401.4	$411.2
Wholesale and Retail Contra AFUDC	60.2	57.9
Plant Removal Obligations	23.0	20.3
Cost Recovery Riders	16.8	2.2
North Dakota Investment Tax Credits	14.4	14.1
Provision for Interim Rate Refund (b)	—	23.7
Other	0.2	2.6
Total Non-Current Regulatory Liabilities	516.0	532.0
Total Regulatory Liabilities	$555.2	$532.0

(a)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

(b)
This amount is expected to be refunded to Minnesota Power’s regulated retail customers in the first quarter of 2019 and includes $16.7 million of discounts provided to EITE customers that will be offset against interim rate refunds as of June 30, 2018 ($8.6 million as of December 31, 2017). (See 2016 Minnesota General Rate Case and Energy-Intensive Trade‑Exposed Customer Rates.)

(c)
We have recorded the impact of income tax changes for Minnesota Power and SWL&P resulting from the TCJA in 2018 as regulatory liabilities and a reduction in revenue as the benefits are deferred pending the outcome of regulatory proceedings with the MPUC and PSCW. (See Tax Cuts and Jobs Act of 2017.)

NOTE 7. INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of June 30, 2018, our equity investment in ATC was $123.6 million ($118.7 million at December 31, 2017). In the first six months of 2018, we invested $3.9 million in ATC, and on July 31, 2018, we invested an additional $1.2 million. We expect to make additional investments of $1.3 million in 2018.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2017	$118.7
Cash Investments	3.9
Equity in ATC Earnings	9.0
Distributed ATC Earnings	(8.6)
Amortization of the Remeasurement of Deferred Income Taxes (a)	0.6
Equity Investment Balance as of June 30, 2018	$123.6
(a) Amortization related to the impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 7. INVESTMENT IN ATC (Continued)

ATC’s authorized return on equity is 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization.

In 2016, a federal administrative law judge ruled on a complaint proposing a reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is pending.

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2018, and December 31, 2017:

June 30, 2018	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$57.1	$(0.4)	$56.7
Long-Term Debt	1,471.7	(9.5)	1,462.2
Total Debt	$1,528.8	$(9.9)	$1,518.9

December 31, 2017	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$64.6	$(0.5)	$64.1
Long-Term Debt	1,448.7	(9.5)	1,439.2
Total Debt	$1,513.3	$(10.0)	$1,503.3

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

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2018, our ratio was approximately 0.42 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of June 30, 2018, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Millions
Current Income Tax Expense (Benefit) (a)
Federal	—	—	—	—
State	$(0.3)	$0.1	$0.4	$0.2
Total Current Income Tax Expense (Benefit)	$(0.3)	$0.1	$0.4	$0.2
Deferred Income Tax Expense (Benefit)
Federal (b)	$(7.4)	$3.8	$(14.2)	$11.1
State	2.4	3.6	5.0	9.5
Investment Tax Credit Amortization	(0.1)	(0.2)	(0.3)	(0.4)
Total Deferred Income Tax Expense (Benefit)	$(5.1)	$7.2	$(9.5)	$20.2
Total Income Tax Expense (Benefit)	$(5.4)	$7.3	$(9.1)	$20.4

(a)
For the quarter and six months ended June 30, 2018, and 2017, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012.

(b)
For the quarter and six months ended June 30, 2018, the federal tax benefit is primarily due to the reduction of the federal statutory tax rate from 35 percent to 21 percent enacted as part of the TCJA, and production tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30,		June 30,
Rate to Total Income Tax Expense	2018	2017	2018	2017
Millions
Income Before Non-Controlling Interest and Income Taxes	$25.9	$44.2	$73.2	$106.3
Statutory Federal Income Tax Rate	21%	35%	21%	35%
Income Taxes Computed at Statutory Federal Rate	$5.4	$15.5	$15.4	$37.2
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	1.6	2.4	4.2	6.3
Production Tax Credits	(11.2)	(10.0)	(25.6)	(23.0)
Other	(1.2)	(0.6)	(3.1)	(0.1)
Total Income Tax Expense (Benefit)	$(5.4)	$7.3	$(9.1)	$20.4

For the six months ended June 30, 2018, the effective tax rate was a benefit of 12.4 percent (expense of 19.2 percent for the six months ended June 30, 2017).

Uncertain Tax Positions. As of June 30, 2018, we had gross unrecognized tax benefits of $1.7 million ($1.7 million as of December 31, 2017). Of the total gross unrecognized tax benefits, $0.8 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2014, or state examination for years before 2013.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss. Comprehensive income (loss) is the change in shareholders’ equity during a period from transactions and events from non-owner sources, including net income. The amounts recorded to accumulated other comprehensive loss include unrealized gains and losses on available-for-sale debt securities and defined benefit pension and other postretirement items, consisting of deferred actuarial gains or losses and prior service costs or credits.

For the quarter and six months ended June 30, 2018, and 2017, reclassifications out of accumulated other comprehensive loss for the Company were not material. Changes in accumulated other comprehensive loss for the six months ended June 30, 2018, are presented on the Consolidated Statement of Shareholders’ Equity.

NOTE 11. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan. For the quarter and six months ended June 30, 2018, and 2017, no options to purchase shares of ALLETE common stock were excluded from the computation of diluted earnings per share.

		2018			2017
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income	$31.3		$31.3	$36.9		$36.9
Average Common Shares	51.3	0.2	51.5	50.9	0.2	51.1
Earnings Per Share	$0.61		$0.61	$0.73		$0.72
Six Months Ended June 30,
Net Income	$82.3		$82.3	$85.9		$85.9
Average Common Shares	51.2	0.2	51.4	50.5	0.2	50.7
Earnings Per Share	$1.61		$1.60	$1.70		$1.69

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Millions
Quarter Ended June 30,
Service Cost	$2.8	$2.6	$1.3	$1.1
Non-Service Cost Components (a)
Interest Cost	7.4	8.2	1.8	1.9
Expected Return on Plan Assets	(11.1)	(10.6)	(2.8)	(2.7)
Amortization of Prior Service Credits	—	—	(0.5)	(0.5)
Amortization of Net Loss	3.0	2.4	0.2	0.1
Net Periodic Benefit Cost (Income)	$2.1	$2.6	—	$(0.1)

Six Months Ended June 30,
Service Cost	$5.5	$5.1	$2.5	$2.2
Non-Service Cost Components (a)
Interest Cost	14.8	16.3	3.6	3.8
Expected Return on Plan Assets	(22.1)	(21.2)	(5.5)	(5.3)
Amortization of Prior Service Credits	—	—	(0.9)	(1.0)
Amortization of Net Loss	6.0	4.9	0.4	0.2
Net Periodic Benefit Cost (Income)	$4.2	$5.1	$0.1	$(0.1)

(a)	These components of net periodic benefit cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Employer Contributions. For the six months ended June 30, 2018, we contributed $15.0 million in cash to the defined benefit pension plans ($1.7 million in cash and $13.5 million in ALLETE common stock for the six months ended June 30, 2017); we do not expect to make additional contributions to our defined benefit pension plans in 2018. For the six months ended June 30, 2018, and 2017, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2018.

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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA. (See Minnkota Power PSA.) Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of June 30, 2018, Square Butte had total debt outstanding of $311.4 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2018, was $37.7 million ($40.7 million for the six months ended June 30, 2017). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $4.6 million ($4.7 million for the same period in 2017). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2018 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The estimated minimum payments under these supply and transportation agreements is $16.7 million for the remainder of 2018, $1.7 million in 2019, and none thereafter. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Leasing Agreements. BNI Energy is obligated to make lease payments for a dragline totaling $2.8 million annually during the lease term, which expires in 2027. BNI Energy has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We also lease other properties and equipment under operating lease agreements with a majority of terms expiring by 2024. The aggregate amount of minimum lease payments for all operating leases is $7.1 million for the remainder of 2018, $12.8 million in 2019, $9.5 million in 2020, $7.3 million in 2021, $6.1 million in 2022 and $30.0 million thereafter.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In a 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $248.8 million have been incurred through June 30, 2018, of which $129.2 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada known as the Manitoba-Minnesota Transmission Project (MMTP) that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which remains pending. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP. The NEB determined that Manitoba Hydro’s application was complete in December 2017, and held public hearings in June 2018. The NEB is required to make a decision on the MMTP by March 2019, but is not precluded from making a decision prior to that date. Approval of the Canadian federal cabinet is also required.

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP in December 2018. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

Construction of Manitoba Hydro’s Keeyask hydroelectric generation facility, which will provide the power to be sold under PPAs with Minnesota Power and transmitted on the MMTP and the GNTL, commenced in 2014 and is anticipated to be in service by early 2021.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

New Source Review (NSR). In 2014, Minnesota Power reached a settlement with the EPA and entered into a Consent Decree regarding certain Notices of Violation received in 2008 and 2011 that asserted violations of the NSR requirements of the Clean Air Act, which was approved by the U.S. District Court for the District of Minnesota. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofitting or retiring certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. In 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as part of its EnergyForward strategic plan. We believe that costs to retire Boswell Units 1 and 2 will be eligible for recovery in rates over time, subject to regulatory approval in a rate proceeding.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

•
SO2 NAAQS. In 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist the states in implementing the standard. The MPCA initially informed Minnesota Power that compliant SO2 modeling completed at Minnesota Power's Boswell and Taconite Harbor facilities would satisfy the DRR obligations and no further modeling would be required; however, the DRR also required facilities have federally-enforceable permit limits at which the one-hour SO2 NAAQS compliance was modeled by January 2017. Taconite Harbor was issued an amended air permit in 2016, containing the new modeling limits at that facility. The MPCA did not meet the January 2017, deadline to amend the Boswell permit. The MPCA is in discussions with the EPA on alternate compliance pathways to use existing completed modeling at current limits. On June 8, 2018, the EPA formally proposed in the Federal Register to retain the current primary SO2 one-hour NAAQS. Compliance costs for the one-hour SO2 NAAQS are not expected to be material.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

If upheld, the CPP would establish uniform CO2 emission performance rates for existing fossil fuel-fired and natural gas-fired combined cycle generating units, setting state-specific goals for CO2 emissions from the power sector. State goals were determined based on CPP source-specific performance emission rates and each state’s mix of power plants. The EPA filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit to hold CPP-related litigation in suspension while the EPA is reviewing the rule. In October 2017, the EPA issued a notice of proposed rulemaking, proposing to repeal the CPP. In December 2017, an Advanced Notice of Proposed Rulemaking for a CPP replacement rule was published in the Federal Register.

Minnesota Power is currently evaluating the CPP rescission and recent proposal for a CPP replacement rule as it relates to the state of Minnesota as well as its potential impact on the Company. Minnesota has already initiated several measures consistent with those called for under the CPP. Minnesota Power is implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 6. Regulatory Matters.)

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

Clean Water Act - Aquatic Organisms. In 2014, EPA regulations under Section 316(b) of the Clean Water Act setting standards applicable to cooling water intake structures for the protection of aquatic organisms became effective. The regulations apply to the following facilities: Boswell, Taconite Harbor, Laskin, Rapids Energy Center, Hibbard Renewable Energy Center and portions of the DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota. The Section 316(b) rule will be implemented through NPDES permits issued to covered facilities. No NPDES permits for Minnesota Power facilities have been re-issued containing Section 316(b) requirements since the final rule became effective. Should the MPCA require significant modifications to Minnesota Power’s intake structures, a preliminary assessment indicates that Minnesota Power could incur costs of compliance up to $15 million over the next five years. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Steam Electric Power Generating Effluent Guidelines. In 2015, the EPA issued revised federal effluent limit guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In September 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsiders the bottom ash transport water and FGD wastewater provisions.

The final ELG rule’s potential impact on Minnesota Power operations is primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not discharge, but may do so in the future. Under the existing ELG rule, bottom ash transport water discharge must cease no later than December 31, 2023. Bottom ash contact water will either need to be re-used in a closed-loop process, routed to a FGD scrubber, or the bottom ash handling system will need to be converted to a dry process. If FGD wastewater is discharged in the future, it will require additional wastewater treatment. The ELG rule provision regarding these two waste-streams are being reconsidered and may change prior to November 1, 2020. Efforts have been underway at Boswell to reduce the amount of water discharged and evaluate potential re‑use options in its plant processes.

At this time, we cannot estimate what compliance costs we might incur related to these or other potential future water discharge regulations; however, the costs could be material, including costs associated with retrofits for bottom ash handling, pond dewatering, pond closure, and wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Solid and Hazardous Waste. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid and hazardous wastes. We are required to notify the EPA of hazardous waste activity and, consequently, routinely submit reports to the EPA.

Coal Ash Management Facilities. Minnesota Power stores or disposes coal ash at four of its electric generating facilities by the following methods: storing ash in lined onsite impoundments (ash ponds), disposing of dry ash in a lined dry ash landfill, applying ash to land as an approved beneficial use and trucking ash to state permitted landfills.

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 15 years and be between approximately $65 million and $100 million. The EPA has indicated to Minnesota Power that the Taconite Harbor landfill, which has been idled and has a temporary landfill cover in place, is a CCR unit, based on the EPA’s interpretation of the CCR rule language. Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Compliance costs, if any, for CCR at Taconite Harbor cannot be estimated at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR‑related waters. In September 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA and on March 15, 2018, published the first phase of the proposed rule revisions in the Federal Register. On July 17, 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk‑based management options at facilities based on site characteristics.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of June 30, 2018, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $8 million as of December 31, 2017), and an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. We expect to incur these costs over the next four years.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2018 and 2032. As of June 30, 2018, ALLETE Clean Energy has $16.2 million outstanding in standby letters of credit.

U.S. Water Services. As of June 30, 2018, U.S. Water Services has no outstanding standby letters of credit.

BNI Energy. As of June 30, 2018, BNI Energy had surety bonds outstanding of $49.9 million and a letter of credit for an additional $0.6 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of June 30, 2018, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of June 30, 2018, we owned 70 percent of the assessable land in the Town Center District (70 percent as of December 31, 2017) and 27 percent of the assessable land in the Palm Coast Park District (33 percent as of December 31, 2017). As of June 30, 2018, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $0.6 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

U.S. Water Services is involved in on-going patent defense litigation it brought against a company for infringement of two patents held by U.S. Water Services. As of June 30, 2018, U.S. Water Services has recognized approximately $2 million of patent defense costs as an intangible asset. Management expects that U.S. Water Services will prevail, but in the event of an unfavorable outcome, the patent defense costs would be recognized as an expense in the period of resolution.

NOTE 14. BUSINESS SEGMENTS

We present three reportable segments: Regulated Operations, ALLETE Clean Energy and U.S. Water Services. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. U.S. Water Services is our integrated water management company. The ALLETE Clean Energy and U.S. Water Services reportable segments comprise our Energy Infrastructure and Related Services businesses. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 14. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Millions
Operating Revenue (a)
Regulated Operations
Residential	$30.7	$27.6	$71.4	$67.1
Commercial	36.2	33.7	72.8	71.9
Municipal	13.7	12.3	27.7	30.5
Industrial	115.3	121.6	230.2	243.3
Other Power Suppliers	42.7	41.7	86.4	82.9
CIP Financial Incentive (b)	—	5.5	—	5.5
Other	19.2	22.5	39.5	45.3
Total Regulated Operations	257.8	264.9	528.0	546.5

Energy Infrastructure and Related Services

ALLETE Clean Energy
Long-term PSA	12.4	13.7	31.0	31.5
Other	5.9	5.9	11.9	11.8
Total ALLETE Clean Energy	18.3	19.6	42.9	43.3

U.S. Water Services
Point-in-Time	25.7	23.9	48.0	45.7
Contract	9.5	8.8	19.0	17.7
Capital Project	6.3	5.7	12.7	7.1
Total U.S. Water Services	41.5	38.4	79.7	70.5

Corporate and Other
Long-term Contract	22.7	23.2	42.7	45.3
Other	3.8	7.2	9.0	13.3
Total Corporate and Other	26.5	30.4	51.7	58.6
Total Operating Revenue	$344.1	$353.3	$702.3	$718.9
Net Income (Loss)
Regulated Operations	$26.0	$32.4	$69.9	$75.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	6.8	3.8	14.9	10.5
U.S. Water Services	0.2	0.6	(1.2)	0.3

Corporate and Other	(1.7)	0.1	(1.3)	(0.8)
Total Net Income	$31.3	$36.9	$82.3	$85.9

(a)	With the adoption of new revenue recognition guidance, the Company has enhanced the presentation of business segment Operating Revenue. (See Note 1. Operations and Significant Accounting Policies.)

(b)	See Note 6. Regulatory Matters.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

NOTE 14. BUSINESS SEGMENTS (Continued)

	June 30, 2018	December 31, 2017
Millions
Assets
Regulated Operations	$3,898.2	$3,886.6

Energy Infrastructure and Related Services
ALLETE Clean Energy	620.2	600.5
U.S. Water Services	291.8	292.4

Corporate and Other	304.5	300.5
Total Assets	$5,114.7	$5,080.0

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

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota, ALLETE Properties, our legacy Florida real estate investment, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2018, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2018, to the six months ended June 30, 2017.

Net income for the six months ended June 30, 2018, was $82.3 million, or $1.60 per diluted share, compared to $85.9 million, or $1.69 per diluted share, for the same period in 2017. Earnings per share dilution was $0.02 due to additional shares of common stock outstanding as of June 30, 2018.

Regulated Operations net income was $69.9 million for the six months ended June 30, 2018, compared to $75.9 million for the same period in 2017. Net income at Minnesota Power was lower than 2017 primarily due to reserves for an interim rate refund, lower transmission revenue, the timing of financial incentives under the Minnesota conservation improvement program and higher property taxes. These decreases were partially offset by lower operating and maintenance expense, higher sales to residential customers due to more favorable weather conditions, and higher sales to industrial customers due to the start-up of Keetac in March 2017. Net income at SWL&P was higher than 2017 due to the implementation of updated rates in August 2017 and more favorable weather conditions in 2018. Our after-tax equity earnings in ATC for the six months ended June 30, 2018, were consistent with 2017.

ALLETE Clean Energy net income was $14.9 million for the six months ended June 30, 2018, compared to $10.5 million for the same period in 2017. Net income in 2018 included $4.5 million after‑tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy and a lower federal income tax rate due to the TCJA. Of the $4.5 million after-tax in additional production tax credits, $2.6 million resulted from the retrospective qualification of additional WTGs in 2016 and 2017. These increases were partially offset by higher operating and maintenance expenses, and lower revenue resulting from lower wind resources.

U.S. Water Services net loss was $1.2 million for the six months ended June 30, 2018, compared to a net income of $0.3 million for the same period in 2017. The net loss in 2018 includes higher operating expenses, partially offset by increased revenue primarily resulting from the September 2017 acquisition of Tonka Water. The first six months of 2018 were also impacted by the timing of capital project sales and unfavorable weather conditions reducing chemical sales. The net loss in 2018 also included $0.5 million of after-tax expense recognized as cost of sales related to purchase accounting for sales backlog.

Corporate and Other net loss was $1.3 million for the six months ended June 30, 2018, compared to a net loss of $0.8 million for the same period in 2017. Results in 2018 decreased primarily due to additional income tax expense recorded in 2018 as GAAP requires the recognition of quarterly income tax expense at the estimated annual effective tax rate, partially offset by lower operating and maintenance expenses at ALLETE Properties.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2018 AND 2017

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2018	2017
Millions
Operating Revenue – Utility	$257.8	$264.9
Fuel, Purchased Power and Gas – Utility	96.5	93.1
Transmission Services – Utility	16.8	17.6
Operating and Maintenance	54.9	57.3
Depreciation and Amortization	44.5	39.0
Taxes Other than Income Taxes	13.0	12.7
Operating Income	32.1	45.2
Interest Expense	(15.1)	(14.5)
Equity Earnings in ATC	4.3	5.3
Other Income	1.0	1.2
Income Before Income Taxes	22.3	37.2
Income Tax Expense (Benefit)	(3.7)	4.8
Net Income	$26.0	$32.4

Operating Revenue – Utility decreased $7.1 million, or 3 percent, from 2017 reflecting interim retail rate refund reserves, lower financial incentives under the Minnesota conservation improvement program and lower transmission revenue, partially offset by higher revenue from kWh sales, cost recovery rider revenue, conservation improvement program recoveries and fuel clause adjustment recoveries.

Interim rates, net of reserves, decreased $7.8 million from 2017 as interim rate refund reserves were recognized during 2018 due to the regulatory outcome of the MPUC’s decisions in Minnesota Power’s 2016 general rate case. (See Note 6. Regulatory Matters.)

Financial incentives under the Minnesota conservation improvement program were lower $5.5 million from 2017 due to the timing of MPUC approval. The conservation improvement program financial incentive was recognized in the second quarter of 2017 upon approval by the MPUC of Minnesota Power’s 2016 CIP consolidated filing in a June 2017 order. Approval of Minnesota Power’s 2017 CIP consolidated filing is expected in the third quarter of 2018.

Transmission revenue decreased $4.4 million primarily due to lower MISO-related revenue. (See Operating Expenses - Transmission Services – Utility.)

Revenue from kWh sales increased $4.4 million from 2017 primarily due to higher sales to Residential, Commercial and Municipal customers in 2018. Sales to Residential, Commercial and Municipal customers increased from 2017 primarily due to more favorable weather conditions in 2018. Sales to Industrial customers decreased 1.9 percent primarily due to lower sales to paper, pulp and secondary wood product customers as a result of the closure of the smaller of UPM Blandin’s two paper machines in the fourth quarter of 2017. Sales to Other Power Suppliers were comparable to 2017, while revenue increased due to higher pricing. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Quantity	%
Quarter Ended June 30,	2018	2017	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	243	229	14	6.1%
Commercial	339	328	11	3.4%
Industrial	1,781	1,816	(35)	(1.9)%
Municipal	188	181	7	3.9%
Total Retail and Municipal	2,551	2,554	(3)	(0.1)%
Other Power Suppliers	1,005	1,004	1	0.1%
Total Regulated Utility Kilowatt-hours Sold	3,556	3,558	(2)	(0.1)%

Revenue from electric sales to taconite and iron concentrate customers accounted for 22 percent of consolidated operating revenue in 2018 (22 percent in 2017). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2018 (5 percent in 2017). Revenue from electric sales to pipelines and other industrial customers accounted for 6 percent of consolidated operating revenue in 2018 (7 percent in 2017).

Cost recovery rider revenue increased $3.6 million primarily due to higher expenditures related to the construction of the GNTL.

Conservation improvement program recoveries increased $1.9 million from 2017 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Fuel adjustment clause recoveries increased $1.6 million due to higher fuel and purchased power costs attributable to retail and municipal customers.

Operating Expenses increased $6.0 million, or 3 percent, from 2017.

Fuel, Purchased Power and Gas – Utility expense increased $3.4 million, or 4 percent, from 2017 primarily due to higher purchased power prices, partially offset by lower fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense decreased $0.8 million, or 5 percent, from 2017 primarily due to lower MISO‑related expense. (See Operating Revenue – Utility.)

Operating and Maintenance expense decreased $2.4 million, or 4 percent, from 2017 primarily due to lower salary and benefit expenses, partially offset by a $1.9 million increase in conservation improvement program expenses in 2018. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue – Utility.)

Depreciation and Amortization expense increased $5.5 million, or 14 percent, from 2017 primarily due to modifications of the depreciable lives for Boswell as part of Minnesota Power’s general rate case. As part of its order dated March 12, 2018, affirming determinations made at a hearing on January 18, 2018, the MPUC extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense in the first quarter of 2018. Subsequently, in an order dated May 29, 2018, the MPUC modified its March 12, 2018 order, reducing the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 resulting in an increase to depreciation expense in the second quarter of 2018. (See Note 6. Regulatory Matters.)

Equity Earnings in ATC decreased $1.0 million, or 19 percent, from 2017 primarily due to the federal income tax rate change due to the TCJA, partially offset by additional investments in ATC. (See Note 7. Investment in ATC.)

ALLETE, Inc. Second Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Income Tax Expense decreased $8.5 million from 2017 primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income. (See Note 6. Regulatory Matters.)

We expect our annual effective tax rate in 2018 to be lower than 2017 due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income.

ALLETE Clean Energy

Quarter Ended June 30,	2018	2017
Millions
Operating Revenue	$18.3	$19.6
Net Income	$6.8	$3.8

Operating Revenue decreased $1.3 million, or 7 percent, from 2017 primarily due to lower kWh sales at most of ALLETE Clean Energy’s wind energy facilities resulting from lower wind resources.

	Quarter Ended June 30,
	2018		2017
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Lake Benton	49.0	$2.8	58.4	$3.1
Storm Lake II	31.7	2.3	35.0	2.3
Condon	24.0	1.9	20.6	1.7
Storm Lake I	41.3	2.9	49.4	3.0
Chanarambie/Viking	59.4	3.3	64.6	3.5
Armenia Mountain	55.5	5.1	62.5	6.0
Total Production and Operating Revenue	260.9	$18.3	290.5	$19.6

Net Income increased $3.0 million, or 79 percent, from 2017. Net income in 2018 included $3.9 million after-tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy and a lower federal income tax rate due to the TCJA. Of the $3.9 million after-tax in additional production tax credits, $2.6 million resulted from the retrospective qualification of additional WTGs in 2016 and 2017 and $0.6 million resulted from the qualification of additional WTGs in the first quarter of 2018. These increases were partially offset by higher operating and maintenance expenses, and lower revenue resulting from lower wind resources.

U.S. Water Services

Quarter Ended June 30,	2018	2017
Millions
Operating Revenue	$41.5	$38.4
Net Income	$0.2	$0.6

Operating Revenue increased $3.1 million, or 8 percent, from 2017 primarily due to the acquisition of Tonka Water in September 2017. Revenue from chemical sales and related services was $35.2 million in 2018 compared to $32.7 million in 2017. Revenue from capital projects was $6.3 million for 2018 compared to $5.7 million in 2017; capital project sales can significantly fluctuate from period to period.

Net Income decreased $0.4 million from 2017. Net income in 2018 included higher operating expenses, partially offset by increased revenue primarily resulting from the September 2017 acquisition of Tonka Water. The second quarter of 2018 was also negatively impacted by the timing of capital project sales. Net income in 2018 also included $0.2 million of after-tax expense recognized as cost of sales related to purchase accounting for sales backlog.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2018 AND 2017 (Continued)

Corporate and Other

Operating Revenue decreased $3.9 million, or 13 percent, from 2017 primarily due to lower land sales at ALLETE Properties and lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses in 2018 compared to 2017.

Net Loss was $1.7 million in 2018 compared to net income of $0.1 million in 2017. Results in 2018 decreased primarily due to additional income tax expense recorded in 2018 as GAAP requires the recognition of quarterly income tax expense at the estimated annual effective tax rate. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes. Results in 2018 also included lower revenue at ALLETE Properties. The net loss at ALLETE Properties was $0.7 million in 2018 compared to a net loss of $0.4 million in 2017. Net income at BNI Energy was $1.8 million in 2018 compared to net income of $2.0 million in 2017.

Income Taxes – Consolidated

For the quarter ended June 30, 2018, the effective tax rate was a benefit of 20.8 percent (expense of 16.5 percent for the quarter ended June 30, 2017). The decrease from 2017 was primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA and lower pre-tax income. (See Regulated Operations - Income Tax Expense.)

We expect our annual effective tax rate in 2018 to be lower than 2017 due to a reduction of the federal income tax rate as part of the TCJA, and lower pre-tax income. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.) The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2018	2017
Millions
Operating Revenue – Utility	$528.0	$546.5
Fuel, Purchased Power and Gas – Utility	197.4	189.7
Transmission Services – Utility	35.2	34.2
Operating and Maintenance	110.4	113.4
Depreciation and Amortization	78.8	78.7
Taxes Other than Income Taxes	28.1	25.9
Operating Income	78.1	104.6
Interest Expense	(30.0)	(28.5)
Equity Earnings in ATC	9.0	11.4
Other Income	2.6	2.5
Income Before Income Taxes	59.7	90.0
Income Tax Expense (Benefit)	(10.2)	14.1
Net Income	$69.9	$75.9

Operating Revenue – Utility decreased $18.5 million, or 3 percent, from 2017 reflecting interim retail rate refund reserves, lower transmission revenue, provision for tax reform refund related to income tax changes resulting from the TCJA, lower financial incentives under the Minnesota conservation improvement program and lower FERC formula‑based rates, partially offset by higher revenue from kWh sales, conservation improvement program recoveries and cost recovery rider revenue.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Interim rates, net of reserves, decreased $16.6 million from 2017 as interim rate refund reserves were recognized during 2018 due to the regulatory outcome of the MPUC’s decisions in Minnesota Power’s 2016 general rate case. (See Note 6. Regulatory Matters.)

Transmission revenue decreased $7.0 million primarily due to lower MISO-related revenue. (See Operating Expenses - Transmission Services – Utility.)

Provision for tax reform refund of $6.7 million related to income tax changes resulting from the TCJA was recognized during 2018. We have recorded the impact of these income tax changes for Minnesota Power and SWL&P as regulatory liabilities pending the outcome of regulatory proceedings with the MPUC and PSCW. (See Note 6. Regulatory Matters.)

Financial incentives under the Minnesota conservation improvement program were lower by $5.5 million from 2017 due to the timing of MPUC approval. The conservation improvement program financial incentive was recognized in the second quarter of 2017 upon approval by the MPUC of Minnesota Power’s 2016 CIP consolidated filing in a June 2017 order. Approval of Minnesota Power’s 2017 CIP consolidated filing and related financial incentive is expected in the third quarter of 2018.

Revenue from wholesale customers under FERC formula-based rates decreased $1.6 million from 2017 primarily due to lower rates.

Revenue from kWh sales increased $10.1 million from 2017 primarily due to higher sales to Residential, Commercial, Industrial and Municipal customers in 2018. Sales to Industrial customers increased 1.3 percent primarily due to increased taconite production. USS Corporation restarted production at its Keetac plant in March 2017. Sales to Residential, Commercial and Municipal customers increased in 2018 primarily due to more favorable weather conditions in 2018 compared to 2017. Sales to Other Power Suppliers decreased 1.8 percent from 2017 as a result of increased sales to Industrial customers, which was more than offset by higher pricing on PSAs with these customers. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Kilowatt-hours Sold			Quantity	%
Six Months Ended June 30,	2018	2017	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	585	552	33	6.0%
Commercial	706	697	9	1.3%
Industrial	3,624	3,578	46	1.3%
Municipal	407	396	11	2.8%
Total Retail and Municipal	5,322	5,223	99	1.9%
Other Power Suppliers	2,008	2,045	(37)	(1.8)%
Total Regulated Utility Kilowatt-hours Sold	7,330	7,268	62	0.9%

Revenue from electric sales to taconite and iron concentrate customers accounted for 21 percent of consolidated operating revenue in 2018 (22 percent in 2017). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2018 (5 percent in 2017). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2018 (7 percent in 2017).

Conservation improvement program recoveries increased $4.2 million from 2017 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Cost recovery rider revenue increased $2.6 million primarily due to higher expenditures related to the construction of the GNTL.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Operating Expenses increased $8.0 million or 2 percent from 2017.

Fuel, Purchased Power and Gas – Utility expense increased $7.7 million, or 4 percent, from 2017 primarily due to increased kWh sales and higher purchased power prices, partially offset by lower fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $1.0 million, or 3 percent, from 2017 primarily due to higher MISO‑related expense. (See Operating Revenue – Utility.)

Operating and Maintenance expense decreased $3.0 million, or 3 percent, from 2017 primarily due to lower salary and benefit expenses, and lower materials purchased for generation facilities, partially offset by a $4.2 million increase in conservation improvement program expenses in 2018. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue – Utility.)

Taxes Other than Income Taxes increased $2.2 million, or 8 percent, from 2017 primarily due to higher property tax expenses resulting from higher taxable plant.

Interest Expense increased $1.5 million, or 5 percent, from 2017 primarily due to higher average long-term debt balances and interest rates. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC decreased $2.4 million, or 21 percent, from 2017 primarily due to the federal income tax rate change due to the TCJA, partially offset by additional investments in ATC. (See Note 7. Investment in ATC.)

Income Tax Expense decreased $24.3 million from 2017 primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income. (See Note 6. Regulatory Matters.)

We expect our annual effective tax rate in 2018 to be lower than 2017 due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income.

ALLETE Clean Energy

Six Months Ended June 30,	2018	2017
Millions
Operating Revenue	$42.9	$43.3
Net Income	$14.9	$10.5

Operating Revenue decreased $0.4 million, or 1 percent, from 2017 primarily due to lower kWh sales at most of ALLETE Clean Energy’s wind energy facilities resulting from lower wind resources.

	Six Months Ended June 30,
	2018		2017
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Lake Benton	119.4	$6.2	134.2	$6.6
Storm Lake II	79.6	5.2	83.2	5.2
Condon	58.3	4.7	44.8	3.7
Storm Lake I	103.8	6.2	119.1	6.4
Chanarambie/Viking	138.1	7.2	145.5	7.4
Armenia Mountain	147.0	13.4	150.2	14.0
Total Production and Operating Revenue	646.2	$42.9	677.0	$43.3

ALLETE, Inc. Second Quarter 2018 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Continued)
ALLETE Clean Energy (Continued)

Net Income increased $4.4 million, or 42 percent, from 2017. Net income in 2018 included $4.5 million after-tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy and a lower federal income tax rate due to the TCJA. Of the $4.5 million after-tax in additional production tax credits, $2.6 million resulted from the retrospective qualification of additional WTGs in 2016 and 2017. These increases were partially offset by higher operating and maintenance expenses, and lower revenue resulting from lower wind resources.

U.S. Water Services

Six Months Ended June 30,	2018	2017
Millions
Operating Revenue	$79.7	$70.5
Net Income (Loss)	$(1.2)	$0.3

Operating Revenue increased $9.2 million, or 13 percent, from 2017 primarily due to the acquisition of Tonka Water in September 2017. Revenue from chemical sales and related services was $67.0 million in 2018 compared to $63.4 million in 2017. Revenue from capital projects was $12.7 million for 2018 compared to $7.1 million in 2017; capital project sales can significantly fluctuate from period to period.

Net Loss was $1.2 million in 2018 compared to net income of $0.3 million in 2017. The net loss in 2018 includes higher operating expenses, partially offset by increased revenue primarily resulting from the September 2017 acquisition of Tonka Water. The first six months of 2018 were also impacted by the timing of capital project sales and unfavorable weather conditions reducing chemical sales. The net loss in 2018 also included $0.5 million of after-tax expense recognized as cost of sales related to purchase accounting for sales backlog.

Corporate and Other

Operating Revenue decreased $6.9 million, or 12 percent, from 2017 primarily due to a decrease in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses in 2018 compared to 2017 and lower land sales at ALLETE Properties.

Net Loss was $1.3 million in 2018 compared to a net loss of $0.8 million in 2017. Results in 2018 decreased primarily due to additional income tax expense recorded in 2018 as GAAP requires the recognition of quarterly income tax expense at the estimated annual effective tax rate. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes. This decrease was partially offset by lower operating and maintenance expenses at ALLETE Properties. Net income at BNI Energy was $3.6 million in 2018 compared to net income of $3.8 million in 2017. The net loss at ALLETE Properties was $1.1 million in 2018 compared to a net loss of $1.6 million in 2017.

Income Taxes – Consolidated

For the six months ended June 30, 2018, the effective tax rate was a benefit of 12.4 percent (expense of 19.2 percent for the six months ended June 30, 2017). The decrease from 2017 was primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income. (See Regulated Operations - Income Tax Expense.)

We expect our annual effective tax rate in 2018 to be lower than 2017 due to the reduction of the federal income tax rate as part of the TCJA, and lower pre-tax income. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

OUTLOOK (Continued)

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 6. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC which sought an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $55 million in additional revenue. In December 2016, Minnesota Power filed a request to modify its original interim rate proposal, reducing its requested interim rate increase to $34.7 million from the original request of approximately $49 million due to a change in its electric sales forecast. In December 2016 orders, the MPUC accepted the November 2016 filing as complete and authorized an annual interim rate increase of $34.7 million beginning in January 2017.

In February 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an April 2017 order, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning in May 2017. As a result of working with intervenors and further developments as the rate review progressed, Minnesota Power’s final rate request was adjusted to approximately $49 million on an annualized basis. In an order dated March 12, 2018, the MPUC affirmed determinations made at a hearing on January 18, 2018, regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Upon commencement of final rates, we expect additional revenue of approximately $13 million on an annualized basis. Final rates are expected to commence in the fourth quarter of 2018; interim rates will be collected through this period which are fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund of $49.2 million as of June 30, 2018 ($32.3 million as of December 31, 2017). The MPUC also disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in the fourth quarter of 2017.

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

On April 2, 2018, Minnesota Power filed a petition with the MPUC requesting reconsideration of certain decisions in the MPUC’s order dated March 12, 2018, collectively representing approximately $20 million to $25 million in additional revenue on an annualized basis. Minnesota Power’s petition included requesting reconsideration of the allowed return on common equity, recovery of the prepaid pension asset in rate base, certain disallowed expenses, and certain transmission revenue adjustments. In an order dated May 29, 2018, the MPUC denied Minnesota Power’s petition for reconsideration and accepted a Minnesota Department of Commerce request for reconsideration reducing the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 while utilizing the benefits of the lower federal income tax rate enacted as part of the TCJA to mitigate the impact on customer rates.

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015, which established a Minnesota energy policy to have competitive rates for certain industries such as mining and forest products. In 2015, Minnesota Power filed a rate schedule petition with the MPUC for EITE customers and a corresponding rider for EITE cost recovery. In a March 2016 order, the MPUC dismissed the petition without prejudice. In June 2016, Minnesota Power filed a revised EITE petition with the MPUC which included additional information on the net benefits analysis, limits on eligible customers and term lengths for the EITE discount. The rate adjustments were intended to be revenue and cash flow neutral to Minnesota Power. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an April 2017 order; collection of the discount was subject to the MPUC’s review of Minnesota Power’s compliance filing implementing approval of a recovery mechanism, with the subsequent order issued in October 2017 that modified the April 2017 order. During 2017, Minnesota Power provided discounts of $8.6 million that were recorded as a regulatory asset.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

OUTLOOK (Continued)
Regulatory Matters (Continued)

In September 2017, Minnesota Power informed its EITE customers that it had suspended the EITE discount due to a concern that it was not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing in September 2017, as well as the interim rate reduction and decisions in its 2016 general rate case. Based on the MPUC’s decisions at a hearing on January 18, 2018, as part of Minnesota Power’s 2016 general rate case, Minnesota Power reinstated the EITE discount effective January 1, 2018. Minnesota Power expects the discount to EITE customers to be approximately $15 million annually based on EITE customer current operating levels. While interim rates are in effect for Minnesota Power’s 2016 general rate case, discounts provided to EITE customers will offset interim rate refund reserves for non-EITE customers. Minnesota Power provided $3.8 million and $8.1 million of discounts to EITE customers during the quarter and six months ended June 30, 2018, respectively ($3.6 million and $5.9 million for the quarter and six months ended June 30, 2017, respectively).

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2017 PSCW retail rate order effective since August 2017 that allows for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 2017 were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity. On an annualized basis, SWL&P expects to collect additional revenue of $2.5 million under the 2017 PSCW retail rate order.

2018 Wisconsin General Rate Case. On May 25, 2018, SWL&P filed a rate increase request with the PSCW requesting an average increase of 2.7 percent for retail customers (2.0 percent increase in electric rates; 2.3 percent increase in natural gas rates; and 8.3 percent increase in water rates). The filing seeks an overall return on equity of 10.5 percent and a 55.41 percent equity ratio. On an annualized basis, this filing is expected to result in additional revenue of approximately $2.4 million.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 49 percent of our regulated utility kWh sales in the six months ended June 30, 2018, were made to our industrial customers (49 percent in the six months ended June 30, 2017).

Taconite and Iron Concentrate. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than five percent of Minnesota taconite production has been exported outside of North America. Minnesota Power also has provided electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These facilities have been idled since at least 2016. On July 17, 2018, ERP Iron Ore announced it would no longer seek to restart its operations within Minnesota Power’s service territory. (See ERP Iron Ore / Magnetation.)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 76 percent of capacity during the first six months of 2018 compared to 74 percent in the first six months of 2017. The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2018 will increase by approximately 3 percent compared to 2017.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

Northshore Mining. Cliffs has announced that it is investing further in Minnesota ore operations, specifically planning to invest approximately $80 million through 2020 to expand capacity for producing direct reduced-grade pellets at Northshore Mining. The additional direct reduced-grade pellets could be sold commercially or used to supply Cliff’s planned hot briquetted iron production plant in Toledo, Ohio. Minnesota Power has a long-term PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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

ERP Iron Ore / Magnetation. In 2015, Magnetation announced that it had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Minnesota, citing the significant decrease in global iron ore prices and its existing capital structure. In 2016, Magnetation idled its Plant 2 facility in Bovey, Minnesota. In 2016, the bankruptcy court approved plans to idle Magnetation’s Plant 4 facility near Grand Rapids, Minnesota, and its pellet plant in Reynolds, Indiana, as well as terminate Magnetation’s pellet purchase agreement with AK Steel Corporation. Magnetation subsequently idled the facilities.

In January 2017, ERP Iron Ore purchased substantially all of Magnetation’s assets pursuant to an asset purchase agreement approved by the bankruptcy court. On July 17, 2018, ERP Iron Ore filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Minnesota and announced that it would no longer seek to restart its operations within Minnesota Power’s service territory. Minnesota Power has reserved for all receivables due from ERP Iron Ore.

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

Pipeline and Other Industries.

Husky Energy. On April 26, 2018, a fire at Husky Energy Inc.’s (Husky Energy) refinery in Superior, Wisconsin disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. The facility remains at minimal operations, and the refinery is not expected to resume normal operations for at least 18 to 24 months.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. On January 5, 2018, the DNR released PolyMet’s draft permit to mine and opened a public comment period through March 6, 2018. Public hearings were held in February 2018 to review the draft permit to mine, as well as the MPCA’s recently released draft water quality permit, draft air quality permit and draft water quality certification. On June 28, 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a 10-year power supply contract with PolyMet that would begin upon start-up of operations.

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

In July 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas energy PPA. These agreements are subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined‑cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a September 2017 order, the MPUC approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2019, and Minnesota Power’s request that approval for the natural gas energy PPA be decided through a contested case process. On July 2, 2018, an administrative law judge issued a recommendation that the MPUC deny approval of the NTEC agreements; the recommendation is not binding on the MPUC. On July 23, 2018, Minnesota Power filed exceptions to the administrative law judge’s recommendation. The MPUC is expected to hold a hearing in the fourth quarter of 2018 on NTEC. On June 18, 2018, Minnesota Power filed a separate petition for approval of the PPA for the output of a 10 MW solar energy facility located in central Minnesota. The MPUC has not taken any action regarding the wind energy PPA which will be refiled separately from the natural gas energy PPA.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Renewable Energy. Minnesota Power’s 2015 IRP includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. Minnesota Power continues to execute its renewable energy strategy through renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date and expects between 25 percent and 30 percent of its applicable retail and municipal energy sales will be supplied by renewable energy sources in 2018.

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

Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power believes Camp Ripley and the community solar garden arrays will meet approximately one‑third of the overall mandate with an increase in solar rebates and community solar garden subscriptions expected to meet a portion of the required small scale solar mandate. On June 18, 2018, Minnesota Power filed a petition for approval of a PPA for the output of a 10 MW solar energy facility located in central Minnesota.

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

Updated customer billing rates for the renewable cost recovery rider, which includes investments and expenditures related to Bison, were approved by the MPUC in a November 2017 order, which allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. On June 5, 2018, Minnesota Power filed a renewable resources factor filing. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In a 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $248.8 million have been incurred through June 30, 2018, of which $129.2 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to a new transmission line in Canada known as the Manitoba-Minnesota Transmission Project (MMTP) that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which remains pending. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP. The NEB determined that Manitoba Hydro’s application was complete in December 2017, and held public hearings in June 2018. The NEB is required to make a decision on the MMTP by March 2019, but is not precluded from making a decision prior to that date. Approval of the Canadian federal cabinet is also required.

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP in December 2018. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

Construction of Manitoba Hydro’s Keeyask hydroelectric generation facility, which will provide the power to be sold under PPAs with Minnesota Power and transmitted on the MMTP and the GNTL, commenced in 2014 and is anticipated to be in service by early 2021.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. As of June 30, 2018, our equity investment in ATC was $123.6 million ($118.7 million as of December 31, 2017). In the first six months of 2018, we invested $3.9 million in ATC, and on July 31, 2018, we invested an additional $1.2 million. We expect to make additional investments of $1.3 million in 2018. (See Note 7. Investment in ATC.)

ATC’s authorized return on equity is 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization. In 2016, a federal administrative law judge ruled on a complaint proposing a reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is pending.

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

Federal production tax credit qualification is important to the economics of project development, and in late 2016 and late 2017, ALLETE Clean Energy invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,500 MW of production tax credit qualified wind projects through 2021. ALLETE Clean Energy will also invest approximately $80 million through 2020 for production tax credit requalification of up to 385 WTGs at its Storm Lake I, Storm Lake II and Lake Benton wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $5 million in 2018, $10 million in 2019, and $15 million to $20 million annually in 2020 through 2027 and decreasing thereafter through 2030.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

In March 2017, ALLETE Clean Energy announced it will build, own and operate a 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to be completed in 2019. On March 15, 2018, ALLETE Clean Energy announced that it will build, own and operate an 80 MW wind energy facility pursuant to a 15-year PSA with NorthWestern Corporation; construction is expected to be completed in 2019.

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

U.S. Water Services expects cash flow from operations of approximately $15 million in 2018 ($12 million in 2017). Cash flow in 2018 could be impacted by the timing of equipment sales.

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.4 million tons of lignite coal in 2018 (4.7 million tons were sold in 2017) and has sold 2.3 million tons for the six months ended June 30, 2018 (2.3 million tons were sold for the six months ended June 30, 2017). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

Our revised strategy incorporates the possibility of a bulk sale of ALLETE Properties entire portfolio. Proceeds from a bulk sale would be strategically deployed to support growth in ALLETE Clean Energy and U.S. Water Services, collectively our Energy Infrastructure and Related Services businesses. ALLETE Properties continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure without making additional investments or acquisitions.

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2018. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 10 percent for 2018 primarily due to a lower statutory tax rate resulting from the TCJA, and federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 12 years due to production tax credits attributable to our wind energy generation.

We expect the federal income tax rate change of the TCJA to result in lower income tax expense on an ongoing basis for our Regulated Operations, ALLETE Clean Energy and U.S. Water Services segments as well as our Corporate and Other businesses. The lower income tax expense for our Regulated Operations segment is mostly offset by lower revenue as the benefit of the TCJA is being returned to customers under regulatory proceedings with the MPUC and PSCW. (See Note 6. Regulatory Matters.) We do not expect a material impact on the Company’s ability to utilize its federal and state NOL and tax credit carryforwards due to the TCJA.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2018, we had cash and cash equivalents of $121.9 million, $394.7 million in available consolidated lines of credit and a debt-to-capital ratio of 42 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2018%		December 31, 2017%
Millions
Shareholders’ Equity	$2,108.2	58	$2,068.2	58
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,528.8	42	1,513.3	42
	$3,637.0	100	$3,581.5	100

ALLETE, Inc. Second Quarter 2018 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2018	2017
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$110.1	$38.3
Cash Flows from (used for)
Operating Activities	194.4	184.4
Investing Activities	(138.5)	(84.7)
Financing Activities	(33.2)	(41.5)
Change in Cash, Cash Equivalents and Restricted Cash	22.7	58.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$132.8	$96.5

Operating Activities. Cash from operating activities was higher in 2018 compared to 2017 primarily due to higher amounts collected from customers under cost recovery riders which are anticipated to be refunded in future periods and higher accounts payable due to timing of payments. These increases were partially offset by higher contributions to the defined benefit pension plans.

Investing Activities. Cash used for investing activities was higher in 2018 compared to 2017 primarily due to higher capital expenditures.

Financing Activities. Cash used for financing activities was lower in 2018 due to lower repayments of long-term debt and lower contingent consideration payments. These decreases in cash used for financing activities were partially offset by higher dividends on common stock as well as lower proceeds from the issuance of common stock and long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2018, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2017), the majority of which expire in October 2020. We had $12.3 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of June 30, 2018 ($11.9 million in standby letters of credit and no outstanding draws as of December 31, 2017). In addition, as of June 30, 2018, we had 3.0 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance. For the six months ended June 30, 2018, no shares of common stock were issued under this agreement (1.0 million shares were issued for the six months ended June 30, 2017, resulting in net proceeds of $65.7 million). The shares issued in 2017 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the six months ended June 30, 2018, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $10.7 million (0.2 million shares were issued for the six months ended June 30, 2017, resulting in net proceeds of $8.7 million). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-188315, 333-183051 and 333-162890.

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. During the six months ended June 30, 2018, we contributed $15.0 million in cash to the defined benefit pension plans. We do not expect to make additional contributions to our defined benefit pension plans in 2018, and we do not expect to make any contributions to our other postretirement benefit plans in 2018. (See Note 12. Pension and Other Postretirement Benefit Plans.)

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

The Company believes it is well-positioned to meet its liquidity needs. As of June 30, 2018, we had cash and cash equivalents of $121.9 million, $394.7 million in available consolidated lines of credit and a debt-to-equity ratio of 42 percent. Our cash from operating activities for the year ended December 31, 2017, was $402.9 million. In addition, as of June 30, 2018, we had 3.0 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc.

Capital Requirements. Our capital expenditures for 2018 and 2019 are expected to be approximately $350 million and $470 million, respectively. The increase from the 2018 and 2019 capital expenditures projected in our 2017 Form 10-K is primarily due to the 80 MW wind energy facility ALLETE Clean Energy will build, own and operate pursuant to a 15‑year PSA with NorthWestern Corporation. (See Item 7. Management’s Discussion and Analysis – Outlook – Energy Infrastructure and Related Services – ALLETE Clean Energy.) For the six months ended June 30, 2018, capital expenditures totaled $113.9 million ($82.1 million for the six months ended June 30, 2017). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

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

Employees.

As of June 30, 2018, ALLETE had 1,971 employees, of which 1,926 were full-time.

Minnesota Power and SWL&P have an aggregate of 498 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The labor agreements with IBEW Local 31 expired on January 31, 2018, and on February 1, 2018, Minnesota Power, SWL&P and IBEW Local 31 agreed to amend the current contracts and extend the expiration to April 30, 2020, and February 1, 2021, respectively.

BNI Energy has 184 employees, of which 139 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2018, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 2. Investments.)

COMMODITY PRICE RISK

Our regulated utility operations incur costs for power and fuel (primarily coal and related transportation) in Minnesota, and power and natural gas purchased for resale in our regulated service territory in Wisconsin. Minnesota Power’s exposure to price risk for these commodities is significantly mitigated by the current ratemaking process and regulatory framework, which allows recovery of fuel costs in excess of those included in base rates or distribution of savings in fuel costs to ratepayers. SWL&P’s exposure to price risk for natural gas is significantly mitigated by the current ratemaking process and regulatory framework, which allows the commodity cost to be passed through to customers. We seek to prudently manage our customers’ exposure to price risk by entering into contracts of various durations and terms for the purchase of power and coal and related transportation costs (Minnesota Power), and natural gas (SWL&P).

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

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2018, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.8 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

Our 2017 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2017 Form 10-K.

We are vulnerable to acts of terrorism or cybersecurity attacks.

Our operations may be targets of terrorist activities or cybersecurity attacks, which could disrupt our ability to provide utility service at our regulated utilities, develop or operate our renewable energy projects at ALLETE Clean Energy, provide integrated water management at U.S. Water Services, or operate our other businesses. The impacts may also impair the fulfillment of critical business functions, negatively impact our reputation, subject us to litigation or increased regulation, or compromise sensitive, confidential and other data.
There have been cybersecurity attacks on U.S. energy infrastructure in the past and there may be such attacks in the future. Our generation, transmission and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected, by such activities. Computer viruses, terrorism, theft and sabotage could impact our systems and facilities, or those of third parties on which we rely, which may disrupt our operations.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ITEM 1A.  RISK FACTORS (Continued)

Our businesses require the continued operation of sophisticated information technology systems and network infrastructure as well as the collection and retention of personally identifiable information of our customers, shareholders and employees. Although we maintain security measures designed to prevent cybersecurity incidents and protect our information technology and control systems, network infrastructure and other assets, our technology systems, or those of third parties on which we rely, may be vulnerable to disability, failures or unauthorized access due to hacking, viruses, acts of war or terrorism and other causes. If those technology systems fail or are breached and not recovered in a timely manner, we may be unable to perform critical business functions, including effectively maintaining certain internal controls over financial reporting, our reputation may be negatively impacted, we may become subject to litigation or increased regulation, and sensitive, confidential and other data could be compromised. If our businesses were impacted by terrorist activities or cybersecurity incidents, such impacts could have an adverse effect on our financial position, results of operations and cash flows.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Second Quarter 2018 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4	Thirteenth Supplemental Indenture, dated as of May 29, 2018, between Superior Water, Light and Power Company and U.S. Bank National Association, as corporate trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated August 2, 2018, announcing 2018 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. Second Quarter 2018 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 2, 2018	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 2, 2018	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. Second Quarter 2018 Form 10-Q