Form 10-Q
period 2018-09-30
ALLETE INC
filed 2018-11-01
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________
Commission File Number 1-3548
ALLETE INC
(Exact name of registrant as specified in its charter)

Minnesota	41-0418150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 West Superior Street
Duluth, Minnesota 55802-2093
(Address of principal executive offices)
(Zip Code)

(218) 279-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, without par value,
51,424,535 shares outstanding
as of September 30, 2018

ALLETE, Inc. Third Quarter 2018 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
Blanchard	Blanchard Solar Energy Facility
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EITE	Energy-Intensive Trade-Exposed
EPA	United States Environmental Protection Agency
ERP Iron Ore	ERP Iron Ore, LLC
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbard	Hibbard Renewable Energy Center
Husky Energy	Husky Energy Inc.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MATS	Mercury and Air Toxics Standards
Mesabi Metallics	Mesabi Metallics Company, LLC (formerly Essar Steel Minnesota, LLC)

ALLETE, Inc. Third Quarter 2018 Form 10-Q

Abbreviation or Acronym	Term
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
TCJA	Tax Cuts and Job Act of 2017 (Public Law 115-97)
Tenaska	Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC
Tonka Water	Tonka Equipment Company
Town Center District	Town Center at Palm Coast Community Development District in Florida
UPM Blandin	UPM, Blandin Paper Mill owned by UPM-Kymmene Corporation
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2018	December 31, 2017
Millions
Assets
Current Assets
Cash and Cash Equivalents	$128.0	$98.9
Accounts Receivable (Less Allowance of $2.6 and $2.1)	129.4	135.1
Inventories – Net	154.8	95.9
Prepayments and Other	27.2	37.6
Total Current Assets	439.4	367.5
Property, Plant and Equipment – Net	3,846.5	3,822.4
Regulatory Assets	370.6	384.7
Investment in ATC	126.0	118.7
Other Investments	51.7	53.1
Goodwill and Intangible Assets – Net	224.7	225.9
Other Non-Current Assets	104.4	107.7
Total Assets	$5,163.3	$5,080.0
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$131.8	$136.3
Accrued Taxes	53.9	50.0
Accrued Interest	15.5	17.6
Long-Term Debt Due Within One Year	56.6	64.1
Other	144.9	83.2
Total Current Liabilities	402.7	351.2
Long-Term Debt	1,461.7	1,439.2
Deferred Income Taxes	231.3	230.5
Regulatory Liabilities	512.3	532.0
Defined Benefit Pension and Other Postretirement Benefit Plans	173.6	191.8
Other Non-Current Liabilities	265.6	267.1
Total Liabilities	3,047.2	3,011.8
Commitments, Guarantees and Contingencies (Note 13)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.4 and 51.1 Shares Issued and Outstanding	1,421.1	1,401.4
Accumulated Other Comprehensive Loss	(27.3)	(22.6)
Retained Earnings	722.3	689.4
Total Shareholders’ Equity	2,116.1	2,068.2
Total Liabilities and Shareholders’ Equity	$5,163.3	$5,080.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$261.3	$277.6	$789.3	$824.1
Contracts with Customers – Non-utility	80.7	79.0	243.1	239.6
Other – Non-utility	6.0	5.9	17.9	17.7
Total Operating Revenue	348.0	362.5	1,050.3	1,081.4
Operating Expenses
Fuel, Purchased Power and Gas – Utility	103.2	93.5	300.6	283.2
Transmission Services – Utility	17.9	18.9	53.1	53.1
Cost of Sales – Non-utility	38.7	36.0	108.6	105.9
Operating and Maintenance	80.3	81.1	253.6	251.4
Depreciation and Amortization	51.5	50.9	153.4	151.5
Taxes Other than Income Taxes	13.1	14.1	43.8	42.7
Total Operating Expenses	304.7	294.5	913.1	887.8
Operating Income	43.3	68.0	137.2	193.6
Other Income (Expense)
Interest Expense	(17.6)	(16.6)	(51.6)	(50.5)
Equity Earnings in ATC	4.0	5.9	13.0	17.3
Other	1.4	1.8	5.7	5.0
Total Other Expense	(12.2)	(8.9)	(32.9)	(28.2)
Income Before Income Taxes	31.1	59.1	104.3	165.4
Income Tax Expense (Benefit)	0.4	14.2	(8.7)	34.6
Net Income	$30.7	$44.9	$113.0	$130.8
Average Shares of Common Stock
Basic	51.4	51.0	51.3	50.7
Diluted	51.6	51.2	51.5	50.9
Basic Earnings Per Share of Common Stock	$0.59	$0.88	$2.20	$2.58
Diluted Earnings Per Share of Common Stock	$0.59	$0.88	$2.19	$2.57
Dividends Per Share of Common Stock	$0.56	$0.535	$1.68	$1.605
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Millions
Net Income	$30.7	$44.9	$113.0	$130.8
Other Comprehensive Income (Loss)
Currency Translation Adjustments	—	0.1	—	(0.1)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $–, $0.1, $– and $0.6	—	0.1	(0.1)	0.8
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1, $0.1, $0.3 and $0.4	0.3	0.2	1.0	0.6
Total Other Comprehensive Income	0.3	0.4	0.9	1.3
Total Comprehensive Income	$31.0	$45.3	$113.9	$132.1
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2018	2017
Millions
Operating Activities
Net Income	$113.0	$130.8
AFUDC – Equity	(0.9)	(0.7)
Income from Equity Investments – Net of Dividends	(1.3)	(3.8)
Depreciation Expense	149.3	147.4
Amortization of PSAs	(17.9)	(17.7)
Amortization of Other Intangible Assets and Other Assets	7.8	7.6
Deferred Income Tax Expense	(9.1)	34.3
Share-Based and ESOP Compensation Expense	5.1	5.0
Defined Benefit Pension and Postretirement Benefit Expense	6.4	7.6
Provision for Interim Rate Refund	13.0	—
Provision for Tax Reform Refund	9.2	—
Bad Debt Expense	1.5	0.5
Changes in Operating Assets and Liabilities
Accounts Receivable	3.9	(9.6)
Inventories	(12.6)	5.3
Prepayments and Other	5.7	2.1
Accounts Payable	9.9	(2.6)
Other Current Liabilities	21.2	2.7
Cash Contributions to Defined Benefit Pension Plans	(15.0)	(1.7)
Changes in Regulatory and Other Non-Current Assets	7.2	23.9
Changes in Regulatory and Other Non-Current Liabilities	1.7	(23.9)
Cash from Operating Activities	298.1	307.2
Investing Activities
Proceeds from Sale of Available-for-sale Securities	9.3	5.2
Payments for Purchase of Available-for-sale Securities	(12.5)	(5.9)
Acquisitions of Subsidiaries – Net of Cash and Restricted Cash Acquired	—	(17.4)
Investment in ATC	(5.0)	(6.6)
Additions to Property, Plant and Equipment	(201.0)	(130.3)
Other Investing Activities	1.4	3.3
Cash for Investing Activities	(207.8)	(151.7)
Financing Activities
Proceeds from Issuance of Common Stock	14.6	80.5
Proceeds from Issuance of Long-Term Debt	72.7	131.5
Repayments of Long-Term Debt	(59.5)	(183.6)
Acquisition-Related Contingent Consideration Payments	—	(19.7)
Dividends on Common Stock	(86.2)	(81.4)
Other Financing Activities	(0.5)	(1.6)
Cash for Financing Activities	(58.9)	(74.3)
Change in Cash, Cash Equivalents and Restricted Cash	31.4	81.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	110.1	38.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$141.5	$119.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Total Shareholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock
Millions
Balance as of December 31, 2017	$2,068.2	$689.4	$(22.6)	$1,401.4
Adjustments to Opening Balance – Net of Income Taxes (a)	0.5	6.1	(5.6)	—
Balance as of January 1, 2018	2,068.7	695.5	(28.2)	1,401.4
Comprehensive Income
Net Income	113.0	113.0	—	—
Other Comprehensive Income – Net of Income Taxes
Unrealized Loss on Debt Securities	(0.1)	—	(0.1)	—
Defined Benefit Pension and Other Postretirement Plans	1.0	—	1.0	—
Total Comprehensive Income	113.9
Common Stock Issued	19.7	—	—	19.7
Dividends Declared	(86.2)	(86.2)	—	—
Balance as of September 30, 2018	$2,116.1	$722.3	$(27.3)	$1,421.1

(a)
Reflects the impacts associated with the adoption of accounting standards concerning Financial Instruments, Revenue from Contracts with Customers and the Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. (See Note 1. Operations and Significant Accounting Policies.)

The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2017, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. For further information, refer to the Consolidated Financial Statements and notes included in our 2017 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Millions
Cash and Cash Equivalents	$128.0	$98.9	$104.4	$27.5
Restricted Cash included in Prepayments and Other	4.8	2.6	6.5	2.2
Restricted Cash included in Other Non-Current Assets	8.7	8.6	8.6	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$141.5	$110.1	$119.5	$38.3

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our U.S. Water Services and ALLETE Clean Energy segments, and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	September 30, 2018	December 31, 2017
Millions
Fuel (a)	$27.3	$34.8
Materials and Supplies	44.0	46.5
Construction of Wind Energy Facility (b)	66.7	—
Raw Materials	3.1	2.8
Work in Progress	5.5	4.2
Finished Goods	9.0	8.3
Reserve for Obsolescence	(0.8)	(0.7)
Total Inventories – Net	$154.8	$95.9

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

(b)
On February 28, 2018, Montana-Dakota Utilities exercised its option to purchase the Thunder Spirit II wind energy facility upon completion, resulting in a reclassification of the project costs from Property, Plant and Equipment – Net to Inventories – Net as ALLETE Clean Energy will not own the facility upon completion.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	September 30, 2018	December 31, 2017
Millions
Contract Assets (a)	$31.1	$31.6
Finance Receivable	10.4	11.0
Other	62.9	65.1
Total Other Non-Current Assets	$104.4	$107.7

(a)
Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	September 30, 2018	December 31, 2017
Millions
Provision for Interim Rate Refund (a)	$36.7	—
Contract Liabilities (b)	22.7	$8.7
PSAs	15.4	24.5
Provision for Tax Reform Refund (c)	9.2	—
Contingent Consideration (d)	5.7	—
Other	55.2	50.0
Total Other Current Liabilities	$144.9	$83.2

(a)
Provision for Interim Rate Refund is expected to be refunded to Minnesota Power’s regulated retail customers in the first quarter of 2019 and includes $20.8 million of discounts provided to EITE customers that will be offset against interim rate refunds as of September 30, 2018 ($8.6 million as of December 31, 2017). (See Note 6. Regulatory Matters.)

(b)	Contract Liabilities include deposits received as a result of entering into contracts with our customers prior to completing our performance obligations.

(c)
Provision for Tax Reform Refund is expected to be refunded to Minnesota Power customers in the first quarter of 2019 and SWL&P customers in 2019 pending the outcome of SWL&P’s rate filing with the PSCW. (See Note 6. Regulatory Matters.)

(d)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 5. Fair Value.)

Other Non-Current Liabilities	September 30, 2018	December 31, 2017
Millions
Asset Retirement Obligation	$138.3	$122.7
PSAs	80.0	89.5
Contingent Consideration (a)	—	5.4
Other	47.3	49.5
Total Other Non-Current Liabilities	$265.6	$267.1

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 5. Fair Value.)

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2018	2017
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$52.9	$51.4
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(14.4)	$1.2
Reclassification of Property, Plant and Equipment to Inventory (a)	$46.3	—
Capitalized Asset Retirement Costs	$15.4	$19.7
AFUDC–Equity	$0.9	$0.7
ALLETE Common Stock Contributed to the Pension Plans	—	$13.5

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

Industrial includes sales recognized from contracts with customers in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 50 percent of total regulated utility kWh sales for the nine months ended September 30, 2018. Within industrial revenue, Minnesota Power has 9 Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. These contracts automatically renew past the contract term unless a four-year advanced written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2022 through 2026. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $70 million per annum through 2019, $50 million in 2020 and 2021, $30 million in 2022 and $40 million for aggregate years thereafter, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

U.S. Water Services

Point-in-time revenue is recognized for purchases by customers for chemicals, consumable equipment (e.g., filters, pumps and valves) or related maintenance and repair services as the customer’s usage and needs change over time. These goods and services are purchased on an as-needed basis by customers and therefore revenue can be variable. Products are shipped to the customer in accordance with the terms of the purchase order, and performance obligations are satisfied at the time of shipment of goods or when services are rendered to the customer.

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

Capital Project includes the sale of equipment and other components assembled to create a water treatment system for a customer. These projects are provided under contracts at an agreed upon price to meet a customer's specifications and typically take less than one year to complete. In general, progress payments are received throughout the project period and are recorded as contract liabilities until performance obligations are satisfied at the time the equipment and other components are delivered to the customer’s site.

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

Assets Recognized From the Costs to Obtain a Contract with a Customer

We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of September 30, 2018, we have $31.1 million of assets recognized for costs incurred to obtain contracts with our customers ($31.6 million as of December 31, 2017). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. For the nine months ended September 30, 2018, and 2017, we recognized $1.9 million of non-cash amortization.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued an accounting standard update to improve the presentation of net periodic pension and postretirement benefit costs. Under the guidance, an entity is required to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period. The guidance also allows only the service cost component of the periodic cost to be eligible for capitalization on a prospective basis. The other components of net periodic expense must be presented separately from the line item that includes the service cost and must be excluded from the operating income subtotal. The Company adopted the guidance in the first quarter of 2018 and retrospectively adjusted the presentation of the service cost component and the other components of net periodic costs in the Consolidated Statement of Income. The retrospective adjustments for the quarter and nine months ended September 30, 2017, were as follows: Operating and Maintenance increased $1.1 million and $3.2 million, respectively, Cost of Sales – Non-utility decreased $0.1 million and $0.2 million, respectively, resulting in an increase of $1.0 million and $3.0 million, respectively to Other Income (Expense) – Other. There was no impact to net income as a result of adoption.

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

Statement of Cash Flows: Restricted Cash. In 2016, the FASB issued an accounting standard update related to the presentation of restricted cash in the Company’s Consolidated Statement of Cash Flows. The update requires that the Consolidated Statement of Cash Flows explain the change during the period in cash, cash equivalents and restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This guidance update was adopted by the Company in the first quarter of 2018 and was applied retrospectively to the periods presented in the Consolidated Statement of Cash Flows which resulted in a net increase in cash from financing activities of $4.3 million for the nine months ended September 30, 2017. Additional disclosure, including a reconciliation of the beginning-of-period and end-of-period cash on hand to the statement of cash flows, is included in this note. (See Cash, Cash Equivalents and Restricted Cash.)

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

Leases. In 2016, the FASB issued an accounting standard update which revises the existing guidance for leases. Under the revised guidance, lessees will be required to recognize a “right-of-use” asset and a lease liability for all leases with a term greater than 12 months. The new standard also requires additional quantitative and qualitative disclosures by lessees and lessors to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The accounting for leases by lessors and the recognition, measurement, and presentation of expenses and cash flows from leases are not expected to significantly change as a result of the new guidance. As of September 30, 2018, the Company has reviewed substantially all of its leases for its regulated businesses, completing the preliminary evaluations of the impact of this guidance. Our review and analysis of the Company’s energy infrastructure and related services and corporate and other businesses is nearly complete as well. Based on our preliminary assessment, we expect to recognize right-of-use assets and lease liabilities of approximately $65 million at adoption, which represents the discounted future minimum operating lease payments. The Company plans to adopt and implement the new guidance, utilizing the additional optional transition method and package of practical expedients, by recognizing a cumulative effect adjustment to retained earnings on the Consolidated Balance Sheet, if necessary, in the period of adoption. Management continues to evaluate the need for additional qualitative and quantitative disclosures to meet the requirements of the new standard following adoption. The revised guidance is effective for the Company beginning in the first quarter of 2019.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes. Under SEC Staff Accounting Bulletin 118 (SAB 118), which was issued in December 2017, companies are allowed up to one year to complete the required analyses and accounting for the TCJA. SAB 118 requires companies to disclose which tax positions are considered complete, which tax positions are considered provisional and which tax provisions reflect prior law. At December 31, 2017, we were reasonably able to estimate the effects of the TCJA, and therefore recorded provisional amounts associated with the changes under the TCJA. The provisional amounts incorporated assumptions made based upon the Company’s interpretation of the TCJA. On August 21, 2018, the Internal Revenue Service provided initial guidance for handling changes surrounding the executive compensation deduction, which resulted in recording additional income tax expense of $0.9 million in the third quarter of 2018. The full-year additional income tax expense related to this guidance is expected to be $1.1 million. As the Company receives additional clarification and implementation guidance, any additional adjustments would be included in income from operations as an adjustment to income tax expense. The accounting for the TCJA is still considered provisional while we complete our analysis.

Consolidated Statement of Income. In the third quarter of 2018, we recognized a $4.4 million reduction in revenue for MISO rates that were billed in 2017 and are expected to be credited to customers in 2019. We have evaluated the effect of this out-of-period adjustment on the quarter and nine months ended September 30, 2018, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that this adjustment is not material to any of the periods affected.

NOTE 2. INVESTMENTS

Investments. As of September 30, 2018, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans and other assets consisting primarily of land in Minnesota.

Other Investments	September 30, 2018	December 31, 2017
Millions
ALLETE Properties	$25.4	$26.4
Available-for-sale Securities (a)	21.0	19.1
Cash Equivalents	1.5	3.8
Other	3.8	3.8
Total Other Investments	$51.7	$53.1

(a)
As of September 30, 2018, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.8 million, in one year to less than three years was $3.5 million, in three years to less than five years was $1.9 million and in five or more years was $1.1 million.

Available-for-Sale Securities. We account for our available-for-sale securities portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. Gross realized and unrealized gains and losses on our available-for-sale securities were immaterial for the quarter and nine months ended September 30, 2018, and 2017.

NOTE 3. ACQUISITIONS

The following acquisition is consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its regulated businesses, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisition was not significant to the results of the Company for the nine months ended September 30, 2018, and 2017.

2017 Activity.

Tonka Water. In September 2017, U.S. Water Services acquired 100 percent of Tonka Water. Total consideration for the transaction was $19.2 million, including a working capital adjustment. Consideration of $19.0 million was paid in cash on the acquisition date and a working capital adjustment of $0.2 million was paid in the fourth quarter of 2017. Tonka Water is a supplier of municipal and industrial water treatment systems that expands U.S. Water Services’ geographic and customer markets.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 3. ACQUISITIONS (Continued)

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The aggregate carrying amount of goodwill was $148.5 million as of September 30, 2018, and $148.3 million as of December 31, 2017.

Balances of intangible assets, net, excluding goodwill as of September 30, 2018, are as follows:

	December 31, 2017	Additions	Amortization	September 30, 2018
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$54.7	$0.2	$(3.2)	$51.7
Developed Technology and Other (a)	6.3	2.5	(0.9)	7.9
Total Definite-Lived Intangible Assets	61.0	2.7	(4.1)	59.6
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	—	n/a	16.6
Total Intangible Assets	$77.6	$2.7	$(4.1)	$76.2

(a)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names with finite lives.

Customer relationships have a remaining useful life of approximately 19 years, and developed technology and other have remaining useful lives ranging from less than 1 year to approximately 10 years (weighted average of approximately 6 years). The weighted average remaining useful life of all definite-lived intangible assets as of September 30, 2018, is approximately 18 years.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 4. GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortization expense for intangible assets was $1.4 million and $4.1 million for the quarter and nine months ended September 30, 2018, respectively ($1.3 million and $4.1 million for the quarter and nine months ended September 30, 2017, respectively). Accumulated amortization was $18.9 million as of September 30, 2018 ($14.8 million as of December 31, 2017). The estimated amortization expense for definite-lived intangible assets for the remainder of 2018 is $1.5 million. Estimated annual amortization expense for definite‑lived intangible assets is $5.3 million in 2019, $4.9 million in 2020, $4.9 million in 2021, $4.6 million in 2022 and $38.4 million thereafter.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018, and December 31, 2017. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of September 30, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$12.7	—	—	$12.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.3	—	8.3
Cash Equivalents	1.5	—	—	1.5
Total Fair Value of Assets	$14.2	$8.3	—	$22.5

Liabilities
Deferred Compensation (b)	—	$20.5	—	$20.5
U.S. Water Services Contingent Consideration (c)	—	—	$5.7	5.7
Total Fair Value of Liabilities	—	$20.5	$5.7	$26.2
Total Net Fair Value of Assets (Liabilities)	$14.2	$(12.2)	$(5.7)	$(3.7)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Other Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$10.2	—	—	$10.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.9	—	8.9
Cash Equivalents	3.8	—	—	3.8
Total Fair Value of Assets	$14.0	$8.9	—	$22.9

Liabilities (b)
Deferred Compensation	—	$18.2	—	$18.2
U.S. Water Services Contingent Consideration	—	—	$5.4	5.4
Total Fair Value of Liabilities	—	$18.2	$5.4	$23.6
Total Net Fair Value of Assets (Liabilities)	$14.0	$(9.3)	$(5.4)	$(0.7)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Level 3 liability in the preceding tables is the result of the 2015 acquisition of U.S. Water Services. Changes in the U.S. Water Services Contingent Consideration can result from modifications to the shareholder agreement, changes in discount rates, timing of milestones that trigger payment, or the timing and amount of earnings estimates. The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of September 30, 2018. Management analyzes the fair value of the contingent liability on a quarterly basis and makes adjustments as appropriate.

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2017	$5.4
Accretion	0.3
Balance as of September 30, 2018	$5.7

For the nine months ended September 30, 2018, and the year ended December 31, 2017, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
September 30, 2018	$1,527.9	$1,557.6
December 31, 2017	$1,513.3	$1,627.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2018, and the year ended December 31, 2017, there were no triggering events or indicators of impairment for these non-financial assets.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to our Consolidated Financial Statements in our 2017 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $29.1 million and $81.2 million for the quarter and nine months ended September 30, 2018, respectively ($23.1 million and $71.7 million for the quarter and nine months ended September 30, 2017, respectively).

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

In February 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an April 2017 order, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning in May 2017. As a result of working with intervenors and further developments as the rate review progressed, Minnesota Power’s final rate request was adjusted to approximately $49 million on an annualized basis. In an order dated March 12, 2018, the MPUC affirmed determinations made at a hearing on January 18, 2018, regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Upon commencement of final rates, we expect additional revenue of approximately $13 million on an annualized basis. Final rates are expected to commence in the fourth quarter of 2018; interim rates will be collected through this period which are fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund of $57.5 million as of September 30, 2018 ($32.3 million as of December 31, 2017). The MPUC also disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in the fourth quarter of 2017.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

In September 2017, Minnesota Power informed its EITE customers that it had suspended the EITE discount due to a concern that it was not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing in September 2017, as well as the interim rate reduction and decisions in its 2016 general rate case. Based on the MPUC’s decisions at a hearing on January 18, 2018, as part of Minnesota Power’s 2016 general rate case, Minnesota Power reinstated the EITE discount effective January 1, 2018. Minnesota Power expects the discount to EITE customers to be approximately $15 million annually based on EITE customer current operating levels. While interim rates are in effect for Minnesota Power’s 2016 general rate case, discounts provided to EITE customers will offset interim rate refund reserves for non-EITE customers. Minnesota Power provided $4.1 million and $12.2 million of discounts to EITE customers during the quarter and nine months ended September 30, 2018, respectively ($2.7 million and $8.6 million for the quarter and nine months ended September 30, 2017, respectively).

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. No termination notice may be given for this contract prior to July 1, 2029. The wholesale electric service contracts with SWL&P and another municipal customer are effective through at least November 30, 2021, and through June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice has been given. The other municipal customer provided termination notice for its contract in 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 14 municipal customers are effective through varying dates ranging from 2024 through 2029. No termination notices may be given prior to three years before maturity. These contracts include fixed capacity charges through 2018; beginning in 2019, the capacity charge will be determined using a cost-based formula methodology with limits on the annual change from the previous year’s capacity charge. The base energy charge for each year of the contract term will be set each January 1, subject to monthly adjustment, and will also be determined using a cost-based formula methodology.

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

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider for investments and expenditures related to Bison. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were provisionally approved by the MPUC in an order dated July 30, 2018, subject to further review by the MPUC.

Minnesota Power also has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. (See Minnesota Solar Energy Standard.) Currently, there is no approved customer billing rate for solar costs.

In a December 2017 order, the MPUC modified a November 2016 order to allow Minnesota Power to account for North Dakota investment tax credits based on the long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. As a result of the favorable regulatory outcome, Minnesota Power recorded a reduction in its regulatory liability and an increase in Operating Revenue of $14.3 million in the third quarter of 2017. The North Dakota investment tax credits previously recorded were reestablished as income tax credits in Corporate and Other, resulting in a $7.9 million increase to net income in the third quarter of 2017.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
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

Fuel Adjustment Clause Reform. In a December 2017 order, the MPUC adopted a program to implement certain procedural reforms to the Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. The order will change the method of accounting for all Minnesota electric utilities to a monthly budgeted, forward-looking FAC with an annual prudence review and true-up to actual allowed costs. The MPUC is seeking input from Minnesota electric utilities and other stakeholders on the implementation and transition accounting needed to adopt the change. At a hearing on September 20, 2018, the MPUC deferred the implementation date to January 1, 2020.

Tax Cuts and Jobs Act of 2017. In December 2017, the MPUC opened a docket to review the effects of the TCJA on electric and natural gas rates and services in Minnesota, including the legislation’s impact on tax rates and utilities’ deferred income tax assets and liabilities. On March 2, 2018, Minnesota Power submitted an initial filing to the MPUC regarding the impacts of the TCJA on Minnesota Power. As part of Minnesota Power’s rate case, in an order dated May 29, 2018, the MPUC directed Minnesota Power to utilize the benefits of the lower federal income tax rate enacted as part of the TCJA to offset an increase in depreciation expense, effective January 1, 2018, resulting from the reduction in the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 that would have otherwise resulted in an increase in customer rates. The impact of the TCJA on Minnesota Power’s deferred income tax assets and liabilities was not addressed in the rate case order.

At a hearing on August 9, 2018, the MPUC determined the regulatory treatment for the impact of the TCJA on Minnesota Power’s deferred income tax assets and liabilities. The MPUC authorized Minnesota Power to amortize the income tax benefits from the remeasurement of deferred income tax assets and liabilities resulting from the TCJA primarily over the life of the related property, plant and equipment with the remainder amortized over a 10 year period. The MPUC directed Minnesota Power to begin refunding these income tax benefits as a monthly bill credit at the same time it implements final rates in its 2016 general rate case. Additionally, Minnesota Power customers will receive a one-time bill credit in 2019 for the income tax benefits amortized from January 1, 2018, through the date when final rates become effective.

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

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2017 PSCW retail rate order effective August 2017 that allows for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 2017 were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity. On an annualized basis, SWL&P expects to collect additional revenue of $2.5 million under the 2017 PSCW retail rate order.

2018 Wisconsin General Rate Case. On May 25, 2018, SWL&P filed a rate increase request with the PSCW requesting an average increase of 2.7 percent for retail customers (2.0 percent increase in electric rates; 2.3 percent increase in natural gas rates; and 8.3 percent increase in water rates). The filing seeks an overall return on equity of 10.5 percent and a 55.41 percent equity ratio. On an annualized basis, the filing requested additional revenue of approximately $2.4 million. SWL&P anticipates new rates will go into effect in the first quarter of 2019. We cannot predict the level of rates that may be approved by the PSCW.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

In July 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas energy PPA. These agreements are subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a September 2017 order, the MPUC approved Minnesota Power’s request that approval for the natural gas energy PPA be decided through a contested case process. On July 2, 2018, an administrative law judge issued a recommendation that the MPUC deny approval of the NTEC agreements; the recommendation is not binding on the MPUC. On July 23, 2018, Minnesota Power filed exceptions to the administrative law judge’s recommendation. At a hearing on October 29, 2018, the MPUC approved Minnesota Power’s request for approval of the NTEC agreements. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet including potential early retirement scenarios of Boswell Units 3 and 4, including a securitization plan. The MPUC also approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2020.

On June 18, 2018, Minnesota Power filed a separate petition for approval of the PPA for the output of the 10 MW solar energy facility to be located in central Minnesota, which was approved by the MPUC in an order dated October 2, 2018. On August 22, 2018, Minnesota Power filed a separate petition for approval of an amended PPA for the output of the 250 MW wind energy facility to be located in southwestern Minnesota.

Great Northern Transmission Line. Minnesota Power is constructing the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro. In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Transmission Cost Recovery Rider.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In a 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $314.9 million have been incurred through September 30, 2018, of which $163.3 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which remains pending. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP. The NEB determined that Manitoba Hydro’s application was complete in December 2017, and held public hearings in June 2018. The NEB is required to make a decision on the MMTP by March 2019, but is not precluded from making a decision prior to that date. Approval of the Canadian federal cabinet is also required.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)
Great Northern Transmission Line (Continued)

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP by December 2018. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

Construction of Manitoba Hydro’s Keeyask hydroelectric generation facility, which will provide the power to be sold under PPAs with Minnesota Power and transmitted on the MMTP and the GNTL, commenced in 2014 and is anticipated to be in service by early 2021.

Conservation Improvement Program. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues, excluding revenue received from exempt customers, from service provided in the state on energy CIPs each year. On April 2, 2018, Minnesota Power submitted its 2017 CIP consolidated filing, which detailed Minnesota Power’s CIP program results and requested a CIP financial incentive of $3.0 million based upon MPUC procedures. In an order dated September 4, 2018, the MPUC approved Minnesota Power’s CIP consolidated filing, including the requested CIP financial incentive which was recorded as revenue and as a regulatory asset in the third quarter of 2018. In 2017, the CIP financial incentive of $5.5 million was recognized in the second quarter upon approval by the MPUC of Minnesota Power’s 2016 CIP consolidated filing in a June 2017 order. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

MISO Return on Equity Complaint. MISO transmission owners, including ALLETE and ATC, have an authorized return on equity of 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization.

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

Minnesota Solar Energy Standard. Minnesota law requires at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less and community solar garden subscriptions. In a 2016 order, the MPUC approved Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, as eligible to meet the solar energy standard and for current cost recovery. Camp Ripley was completed in the fourth quarter of 2016. In a 2016 order, the MPUC approved a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. In an order dated October 2, 2018, the MPUC approved a PPA for the output of the 10 MW Blanchard solar energy facility to be located in central Minnesota. Minnesota Power believes Camp Ripley, the community solar garden arrays, and the PPA for the output of the 10 MW Blanchard solar energy facility will meet approximately two‑thirds of the overall mandate. Additionally, in a February 2017 order, the MPUC approved Minnesota Power’s proposal to increase the amount of solar rebates available for customer-sited solar installations and recover costs of the program through Minnesota Power’s renewable cost recovery rider. The proposal to incentivize customer‑sited solar installations and community solar garden subscriptions is expected to meet a portion of the required small scale solar mandate.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 6. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	September 30, 2018	December 31, 2017
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$214.0	$220.3
Income Taxes	107.9	112.8
Asset Retirement Obligations	31.9	29.6
Manufactured Gas Plant	8.0	8.1
PPACA Income Tax Deferral	5.0	5.0
Conservation Improvement Program	—	3.3
Other	3.8	5.6
Total Non-Current Regulatory Assets	$370.6	$384.7

Current Regulatory Liabilities (a)
Provision for Interim Rate Refund (b)	$36.7	—
Provision for Tax Reform Refund (c)	9.2	—
Transmission Formula Rates	4.4	—
Total Current Regulatory Liabilities	50.3	—
Non-Current Regulatory Liabilities
Income Taxes	398.1	$411.2
Wholesale and Retail Contra AFUDC	62.0	57.9
Plant Removal Obligations	24.1	20.3
North Dakota Investment Tax Credits	14.6	14.1
Cost Recovery Riders	11.0	2.2
Conservation Improvement Program	1.1	—
Provision for Interim Rate Refund (b)	—	23.7
Other	1.4	2.6
Total Non-Current Regulatory Liabilities	512.3	532.0
Total Regulatory Liabilities	$562.6	$532.0

(a)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

(b)
This amount is expected to be refunded to Minnesota Power’s regulated retail customers in the first quarter of 2019 and includes $20.8 million of discounts provided to EITE customers as of September 30, 2018, that will be offset against interim rate refunds ($8.6 million as of December 31, 2017). (See 2016 Minnesota General Rate Case and Energy-Intensive Trade‑Exposed Customer Rates.)

(c)
Provision for Tax Reform Refund is expected to be refunded to Minnesota Power customers in the first quarter of 2019 and SWL&P customers in 2019 pending the outcome of SWL&P’s rate filing with the PSCW. (See Tax Cuts and Jobs Act of 2017.)

NOTE 7. INVESTMENT IN ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of September 30, 2018, our equity investment in ATC was $126.0 million ($118.7 million at December 31, 2017). In the first nine months of 2018, we invested $5.0 million in ATC, and on October 31, 2018, we invested an additional $1.2 million. We expect to make no additional investments in 2018.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2017	$118.7
Cash Investments	5.0
Equity in ATC Earnings	13.0
Distributed ATC Earnings	(11.7)
Amortization of the Remeasurement of Deferred Income Taxes (a)	1.0
Equity Investment Balance as of September 30, 2018	$126.0

(a) Amortization related to the impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2018, and December 31, 2017:

September 30, 2018	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$57.0	$(0.4)	$56.6
Long-Term Debt	1,470.9	(9.2)	1,461.7
Total Debt	$1,527.9	$(9.6)	$1,518.3

December 31, 2017	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$64.6	$(0.5)	$64.1
Long-Term Debt	1,448.7	(9.5)	1,439.2
Total Debt	$1,513.3	$(10.0)	$1,503.3

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

On October 3, 2018, and October 17, 2018, ALLETE repaid $20.0 million and $10.0 million, respectively, under an unsecured term loan due in 2020.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2018, our ratio was approximately 0.42 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of September 30, 2018, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	—	$0.1	$0.4	$0.3
Total Current Income Tax Expense	—	$0.1	$0.4	$0.3
Deferred Income Tax Expense (Benefit)
Federal (b)	$(2.2)	$9.2	$(16.4)	$20.3
State	2.8	5.0	7.8	14.5
Investment Tax Credit Amortization	(0.2)	(0.1)	(0.5)	(0.5)
Total Deferred Income Tax Expense (Benefit)	$0.4	$14.1	$(9.1)	$34.3
Total Income Tax Expense (Benefit)	$0.4	$14.2	$(8.7)	$34.6

(a)
For the quarter and nine months ended September 30, 2018, and 2017, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012.

(b)
For the quarter and nine months ended September 30, 2018, the federal tax benefit is primarily due to the reduction of the federal statutory tax rate from 35 percent to 21 percent enacted as part of the TCJA and production tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2018	2017	2018	2017
Millions
Income Before Non-Controlling Interest and Income Taxes	$31.1	$59.1	$104.3	$165.4
Statutory Federal Income Tax Rate	21%	35%	21%	35%
Income Taxes Computed at Statutory Federal Rate	$6.5	$20.7	$21.9	$57.9
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	2.2	3.3	6.4	9.6
Production Tax Credits	(9.4)	(10.4)	(35.0)	(33.4)
Regulatory Differences – Excess Deferred Tax	(1.1)	0.3	(5.5)	1.0
Other	2.2	0.3	3.5	(0.5)
Total Income Tax Expense (Benefit)	$0.4	$14.2	$(8.7)	$34.6

For the nine months ended September 30, 2018, the effective tax rate was a benefit of 8.3 percent (expense of 20.9 percent for the nine months ended September 30, 2017). The decrease from 2017 was primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA and lower pre-tax income.

Uncertain Tax Positions. As of September 30, 2018, we had gross unrecognized tax benefits of $1.7 million ($1.7 million as of December 31, 2017). Of the total gross unrecognized tax benefits, $0.8 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2015, or state examination for years before 2013.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

For the quarter and nine months ended September 30, 2018, and 2017, reclassifications out of accumulated other comprehensive loss for the Company were not material. Changes in accumulated other comprehensive loss for the nine months ended September 30, 2018, are presented on the Consolidated Statement of Shareholders’ Equity.

NOTE 11. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan. For the quarter and nine months ended September 30, 2018, and 2017, no options to purchase shares of ALLETE common stock were excluded from the computation of diluted earnings per share.

		2018			2017
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income	$30.7		$30.7	$44.9		$44.9
Average Common Shares	51.4	0.2	51.6	51.0	0.2	51.2
Earnings Per Share	$0.59		$0.59	$0.88		$0.88
Nine Months Ended September 30,
Net Income	$113.0		$113.0	$130.8		$130.8
Average Common Shares	51.3	0.2	51.5	50.7	0.2	50.9
Earnings Per Share	$2.20		$2.19	$2.58		$2.57

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Millions
Quarter Ended September 30,
Service Cost	$2.7	$2.6	$1.2	$1.1
Non-Service Cost Components (a)
Interest Cost	7.4	8.1	1.8	2.0
Expected Return on Plan Assets	(11.1)	(10.6)	(2.7)	(2.6)
Amortization of Prior Service Credits	—	—	(0.4)	(0.5)
Amortization of Net Loss	3.0	2.5	0.2	—
Net Periodic Benefit Cost	$2.0	$2.6	$0.1	—

Nine Months Ended September 30,
Service Cost	$8.2	$7.7	$3.7	$3.3
Non-Service Cost Components (a)
Interest Cost	22.2	24.4	5.4	5.8
Expected Return on Plan Assets	(33.2)	(31.8)	(8.2)	(7.9)
Amortization of Prior Service Credits	—	—	(1.3)	(1.5)
Amortization of Net Loss	9.0	7.4	0.6	0.2
Net Periodic Benefit Cost (Income)	$6.2	$7.7	$0.2	$(0.1)

(a)	These components of net periodic benefit cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Employer Contributions. For the nine months ended September 30, 2018, we contributed $15.0 million in cash to the defined benefit pension plans ($1.7 million in cash and $13.5 million in ALLETE common stock for the nine months ended September 30, 2017); we do not expect to make additional contributions to our defined benefit pension plans in 2018. For the nine months ended September 30, 2018, and 2017, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2018.

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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA. (See Minnkota Power PSA.) Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of September 30, 2018, Square Butte had total debt outstanding of $308.4 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2018, was $57.9 million ($60.6 million for the nine months ended September 30, 2017). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $6.9 million ($7.1 million for the same period in 2017). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

Oconto Electric Cooperative PSA. In the first quarter of 2018, Minnesota Power entered into a PSA with Oconto Electric Cooperative. The PSA begins in January 2019 and is effective through May 2026. Under the PSA, Minnesota Power expects to provide approximately 25 MW of energy and capacity at fixed prices.

Calpine PPA. In the second quarter of 2018, Minnesota Power entered into a PPA with an affiliate of Calpine Corporation. The contract begins in June 2019 and is effective through May 2026. Under the PPA, Minnesota Power will purchase 25 MW of capacity at fixed prices.

Oliver Wind I and II PPAs. In the third quarter of 2018, Minnesota Power amended its PPAs with an affiliate of NextEra Energy, Inc. for the output of Oliver Wind I and Oliver Wind II, subject to MPUC approval. The amended PPAs provide for updating the term and pricing if the wind energy facilities are repowered. The amended PPAs will continue to provide for the purchase of all output of the wind energy facilities at fixed prices.

Basin Electric Cooperative PSA. In the third quarter of 2018, Minnesota Power entered into a PSA with Basin Electric Power Cooperative. The PSA begins in June 2025 and is effective through May 2028. Under the PSA, Minnesota Power expects to provide 100 MW of capacity at fixed prices.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase Agreements (Continued)

Cypress Creek Renewables PPA. In an order dated October 2, 2018, the MPUC approved a PPA between Minnesota Power and Cypress Creek Renewables for the output of the 10 MW Blanchard solar energy facility to be located in central Minnesota. Construction of the solar energy facility is expected to be completed in 2020 and the contract is effective for 25 years after the facility becomes commercially operational.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2018 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2018. The estimated minimum payments under these supply and transportation agreements is $8.7 million for the remainder of 2018, $1.8 million in 2019, and none thereafter. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In a 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $314.9 million have been incurred through September 30, 2018, of which $163.3 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which remains pending. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP. The NEB determined that Manitoba Hydro’s application was complete in December 2017, and held public hearings in June 2018. The NEB is required to make a decision on the MMTP by March 2019, but is not precluded from making a decision prior to that date. Approval of the Canadian federal cabinet is also required.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP by December 2018. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

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

New Source Review (NSR). In 2014, Minnesota Power reached a settlement with the EPA and entered into a Consent Decree regarding certain Notices of Violation received in 2008 and 2011 that asserted violations of the NSR requirements of the Clean Air Act, which was approved by the U.S. District Court for the District of Minnesota. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofitting or retiring certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. In 2016, Minnesota Power announced that Boswell Units 1 and 2 will be retired in 2018 as part of its EnergyForward strategic plan. Minnesota Power is allowed to recover the remaining net book value for Boswell Units 1 and 2 through 2022. We believe that costs to retire Boswell Units 1 and 2 will be eligible for recovery in rates over time, subject to regulatory approval in a rate proceeding.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

•
Ozone NAAQS. All areas of Minnesota currently meet the 2015 standard based on the most recent available ambient monitoring data; however, some areas in the metropolitan Twin Cities and southwest portion of the state are close to exceeding the standard. As a result, voluntary efforts to reduce ground-level ozone continue in the state. On August 2, 2018, the EPA announced its intent to retain the 2015 ozone NAAQS standard without revision. No additional costs for compliance are anticipated at this time.

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

•
NO2 NAAQS. Ambient monitoring data indicates that Minnesota is likely in compliance with the one-hour NAAQS standard for NO2. In July 2017, the EPA proposed retaining the current one-hour and annual NO2 NAAQS. No additional costs for compliance are anticipated at this time.

•
SO2 NAAQS. In 2015, the EPA finalized the SO2 data requirements rule (DRR) for the 2010 one-hour NAAQS to assist states in implementing the standard. The MPCA initially informed Minnesota Power that compliant SO2 modeling completed at Minnesota Power's Boswell and Taconite Harbor facilities would satisfy the DRR obligations and no further modeling would be required; however, the DRR also required facilities have federally-enforceable permit limits at which the one-hour SO2 NAAQS compliance was modeled by January 2017. Taconite Harbor was issued an amended air permit in 2016, containing the new modeling limits at that facility. The MPCA did not meet the January 2017, deadline to amend the Boswell permit. On September 20, 2018, the MPCA placed a draft version of Boswell’s amended permit on public notice. On June 8, 2018, the EPA formally proposed in the Federal Register to retain the current primary SO2 one-hour NAAQS. Compliance costs for the one-hour SO2 NAAQS are not expected to be material.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

EPA Regulation of GHG Emissions. In 2014, the EPA announced a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”, also referred to as the Clean Power Plan (CPP). The EPA issued the final CPP in 2015, together with a proposed federal implementation plan and a model rule for emissions trading. In 2016, the U.S. Supreme Court issued an order staying the effectiveness of the rule until after the appellate court process is complete. In 2016, the U.S. Court of Appeals for the District of Columbia Circuit heard oral arguments and is currently deliberating. If the CPP is upheld at the completion of the appellate process, all of the CPP regulatory deadlines are expected to be reset based on the length of time that the appeals process takes. The EPA is precluded from enforcing the CPP while the U.S. Supreme Court stay is in force.

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

On August 31, 2018, the EPA published the proposed Affordable Clean Energy Rule in the Federal Register, which is intended to replace the CPP with revised emission guidelines that inform the development, submittal, and implementation of State Implementation Plans (SIP) to reduce GHG emissions for existing steam generating units. If a state does not submit a SIP or submits a plan that is unacceptable to the EPA, the EPA would develop a Federal Implementation Plan (FIP). Minnesota Power generating facilities affected by this proposal include Boswell, Laskin, Taconite Harbor and Hibbard.

The proposed Affordable Clean Energy Rule seeks to reduce carbon intensity at existing steam generation units by prescribing Best System of Emission Reduction (BSER), primarily through Heat Rate Improvement (HRI) technologies. Under the proposal, states will have up to three years to develop a SIP, which is subject to EPA approval. While many of the HRIs proposed by the EPA in the proposed rule have already been installed in Minnesota Power’s largest coal-fired generating units, compliance specifics would be detailed in either Minnesota’s SIP or FIP.

Minnesota has already initiated several measures consistent with those called for under the CPP and proposed Affordable Clean Energy Rule. Minnesota Power is implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 6. Regulatory Matters.) We are unable to predict the GHG emission compliance costs we might incur; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Clean Water Act - Aquatic Organisms. In 2014, EPA regulations under Section 316(b) of the Clean Water Act setting standards applicable to cooling water intake structures for the protection of aquatic organisms became effective. The regulations apply to the following facilities: Boswell, Taconite Harbor, Laskin, Rapids Energy Center, Hibbard Renewable Energy Center and portions of the DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota. The Section 316(b) rule will be implemented through NPDES permits issued to covered facilities. No NPDES permits for Minnesota Power facilities have been re-issued containing Section 316(b) requirements since the final rule became effective. Should the MPCA require significant modifications to Minnesota Power’s intake structures, a preliminary assessment indicates that Minnesota Power could incur costs of compliance of up to $15 million over the next five years. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 15 years and be between approximately $65 million and $120 million. The EPA has indicated to Minnesota Power that the Taconite Harbor landfill, which has been idled and has a temporary landfill cover in place, is a CCR unit, based on the EPA’s interpretation of the CCR rule language. Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Compliance costs, if any, for CCR at Taconite Harbor cannot be estimated at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR‑related waters. In September 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA and on March 15, 2018, published the first phase of the proposed rule revisions in the Federal Register. On July 17, 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk‑based management options at facilities based on site characteristics. On August 22, 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision changes the status of three existing impoundments at Boswell that must now be considered unlined. At this time the court ruling is not expected to materially impact overall compliance costs at Boswell.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of September 30, 2018, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $8 million as of December 31, 2017), and an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. We expect to incur these costs over the next four years.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2018 and 2032. As of September 30, 2018, ALLETE Clean Energy has $21.0 million outstanding in standby letters of credit.

U.S. Water Services. As of September 30, 2018, U.S. Water Services has no outstanding standby letters of credit.

BNI Energy. As of September 30, 2018, BNI Energy had surety bonds outstanding of $49.9 million and a letter of credit for an additional $0.6 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of September 30, 2018, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of September 30, 2018, we owned 70 percent of the assessable land in the Town Center District (70 percent as of December 31, 2017) and 27 percent of the assessable land in the Palm Coast Park District (33 percent as of December 31, 2017). As of September 30, 2018, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $0.6 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 13. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Legal Proceedings (Continued)

U.S. Water Services is involved in on-going patent defense litigation it brought against a company for infringement of two patents held by U.S. Water Services. As of September 30, 2018, U.S. Water Services has recognized approximately $2.5 million of patent defense costs as an intangible asset. Management expects that U.S. Water Services will prevail, but in the event of an unfavorable outcome, the patent defense costs would be recognized as an expense in the period of resolution.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 14. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Millions
Operating Revenue (a)
Regulated Operations
Residential	$30.8	$28.3	$102.2	$95.4
Commercial	38.1	36.2	110.9	108.1
Municipal	14.2	14.6	41.9	45.1
Industrial	117.3	122.3	347.5	365.6
Other Power Suppliers	40.9	41.2	127.3	124.1
CIP Financial Incentive (b)	3.0	—	3.0	5.5
Other (c)	17.0	35.0	56.5	80.3
Total Regulated Operations	261.3	277.6	789.3	824.1

Energy Infrastructure and Related Services

ALLETE Clean Energy
Long-term PSA	9.0	7.6	40.0	39.1
Other	6.0	5.9	17.9	17.7
Total ALLETE Clean Energy	15.0	13.5	57.9	56.8

U.S. Water Services
Point-in-Time	29.0	26.2	77.0	71.9
Contract	9.7	9.1	28.7	26.8
Capital Project	6.3	4.9	19.0	12.0
Total U.S. Water Services	45.0	40.2	124.7	110.7

Corporate and Other
Long-term Contract	21.2	21.1	63.9	66.4
Other	5.5	10.1	14.5	23.4
Total Corporate and Other	26.7	31.2	78.4	89.8
Total Operating Revenue	$348.0	$362.5	$1,050.3	$1,081.4
Net Income (Loss)
Regulated Operations	$29.8	$34.2	$99.7	$110.1

Energy Infrastructure and Related Services
ALLETE Clean Energy	1.0	0.6	15.9	11.1
U.S. Water Services	1.7	1.3	0.5	1.6

Corporate and Other (d)	(1.8)	8.8	(3.1)	8.0
Total Net Income	$30.7	$44.9	$113.0	$130.8

(a)	With the adoption of new revenue recognition guidance, the Company has enhanced the presentation of business segment Operating Revenue. (See Note 1. Operations and Significant Accounting Policies.)

(b)	See Note 6. Regulatory Matters.

(c)
Operating revenue in 2017 included $14.3 million of additional revenue as a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. (See Note 6. Regulatory Matters.)

(d)
Net income in 2017 included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. (See Note 6. Regulatory Matters.)

ALLETE, Inc. Third Quarter 2018 Form 10-Q

NOTE 14. BUSINESS SEGMENTS (Continued)

	September 30, 2018	December 31, 2017
Millions
Assets
Regulated Operations	$3,904.3	$3,886.6

Energy Infrastructure and Related Services
ALLETE Clean Energy	639.0	600.5
U.S. Water Services	293.7	292.4

Corporate and Other	326.3	300.5
Total Assets	$5,163.3	$5,080.0

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2018, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2018, to the nine months ended September 30, 2017.

Net income for the nine months ended September 30, 2018, was $113.0 million, or $2.19 per diluted share, compared to $130.8 million, or $2.57 per diluted share, for the same period in 2017. Earnings per share dilution was $0.03 due to additional shares of common stock outstanding as of September 30, 2018.

Regulated Operations net income was $99.7 million for the nine months ended September 30, 2018, compared to $110.1 million for the same period in 2017. Net income at Minnesota Power was lower than 2017 primarily due to reserves for an interim rate refund, and lower transmission revenue resulting from lower MISO-related revenue and a $3.1 million after-tax out-of-period adjustment for an estimated true-up of MISO rates that were billed in 2017 and are expected to be credited to customers in 2019. These decreases were partially offset by lower operating and maintenance expense, higher sales to residential and commercial customers due to more favorable weather conditions, and higher pricing on PSAs with Other Power Suppliers. Net income at SWL&P and our after-tax equity earnings in ATC were similar to 2017.

ALLETE Clean Energy net income was $15.9 million for the nine months ended September 30, 2018, compared to $11.1 million for the same period in 2017. Net income in 2018 included a lower federal income tax rate enacted as part of the TCJA, higher revenue resulting from more wind resources and $5.3 million after-tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy. Of the $5.3 million after-tax in additional production tax credits, $2.7 million resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. These increases were partially offset by higher operating and maintenance expenses.

U.S. Water Services net income was $0.5 million for the nine months ended September 30, 2018, compared to net income of $1.6 million for the same period in 2017. Net income in 2018 included higher operating expenses, partially offset by increased revenue primarily resulting from the September 2017 acquisition of Tonka Water and higher sales of chemicals and related services. The first nine months of 2018 were also negatively impacted by the timing of capital project sales. Net income in 2018 included $0.6 million of after-tax expense recognized as cost of sales related to purchase accounting for sales backlog.

Corporate and Other net loss was $3.1 million for the nine months ended September 30, 2018, compared to net income of $8.0 million for the same period in 2017. Net income in 2017 included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. The net loss in 2018 included additional income tax expense recorded in 2018 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2018 AND 2017

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2018	2017
Millions
Operating Revenue – Utility	$261.3	$277.6
Fuel, Purchased Power and Gas – Utility	103.2	93.5
Transmission Services – Utility	17.9	18.9
Operating and Maintenance	50.3	52.0
Depreciation and Amortization	39.5	39.6
Taxes Other than Income Taxes	11.8	12.8
Operating Income	38.6	60.8
Interest Expense	(15.5)	(14.1)
Equity Earnings in ATC	4.0	5.9
Other Income	1.4	1.5
Income Before Income Taxes	28.5	54.1
Income Tax Expense (Benefit)	(1.3)	19.9
Net Income	$29.8	$34.2

Operating Revenue – Utility decreased $16.3 million, or 6 percent, from 2017 reflecting the impact of a regulatory outcome in 2017 related to the allocation of North Dakota investment tax credits, interim rate refund reserves, lower transmission revenue, provision for tax reform refund related to income tax changes resulting from the TCJA, and decreased kWh sales, partially offset by higher cost recovery rider revenue, fuel clause adjustment recoveries, and higher financial incentives under the Minnesota conservation improvement program.

Revenue decreased $14.3 million due to the impact of a regulatory outcome in the third quarter of 2017 related to the allocation of North Dakota investment tax credits. (See Note 6. Regulatory Matters.)

Interim rates, net of reserves, decreased $7.7 million from 2017 as interim rate refund reserves were recognized during 2018 due to the regulatory outcome of the MPUC’s decisions in Minnesota Power’s 2016 general rate case. (See Note 6. Regulatory Matters.)

Transmission revenue decreased $5.4 million primarily due to a $4.4 million out-of-period adjustment for an estimated true‑up of MISO rates that were billed in 2017 and are expected to be credited to customers in 2019, and lower MISO-related revenue. (See Operating Expenses - Transmission Services – Utility.)

Provision for tax reform refund of $3.3 million related to income tax changes resulting from the TCJA was recognized during 2018. We have recorded the impact of these income tax changes for Minnesota Power and SWL&P as regulatory liabilities. (See Note 6. Regulatory Matters.)

Revenue from kWh sales decreased $2.2 million from 2017 primarily due to lower sales to Industrial customers, partially offset by higher sales to Residential and Commercial customers in 2018. Sales to Residential and Commercial customers increased from 2017 primarily due to more favorable weather conditions in 2018. Sales to Industrial customers decreased 3.5 percent primarily due to lower sales to UPM Blandin as a result of the closure of the smaller of its two paper machines in the fourth quarter of 2017 and Husky Energy due to an April 2018 fire at its refinery in Superior, Wisconsin. Sales to Other Power Suppliers decreased 0.9 percent from 2017, which was partially offset by higher pricing. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Quantity	%
Quarter Ended September 30,	2018	2017	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	251	239	12	5.0%
Commercial	369	364	5	1.4%
Industrial	1,794	1,859	(65)	(3.5)%
Municipal	196	195	1	0.5%
Total Retail and Municipal	2,610	2,657	(47)	(1.8)%
Other Power Suppliers	968	977	(9)	(0.9)%
Total Regulated Utility Kilowatt-hours Sold	3,578	3,634	(56)	(1.5)%

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

Cost recovery rider revenue increased $6.4 million primarily due to fewer production tax credits recognized by Minnesota Power and higher expenditures related to the construction of the GNTL. Production tax credits recognized below those assumed in Minnesota Power base rates result in increased cost recovery rider revenue to offset the impact of lower production tax credits on income tax expense.

Fuel adjustment clause recoveries increased $5.3 million due to higher fuel and purchased power costs attributable to retail and municipal customers.

Financial incentives under the Minnesota conservation improvement program were higher $3.0 million from 2017 due to the timing of MPUC approval. The CIP financial incentive of $3.0 million was recognized in the third quarter of 2018 upon approval by the MPUC of Minnesota Power’s 2017 CIP consolidated filing in an order dated September 4, 2018. In 2017, the CIP financial incentive of $5.5 million was recognized in the second quarter upon approval by the MPUC of Minnesota Power’s 2016 CIP consolidated filing in a June 2017 order.

Operating Expenses increased $5.9 million, or 3 percent, from 2017.

Fuel, Purchased Power and Gas – Utility expense increased $9.7 million, or 10 percent, from 2017 primarily due to higher purchased power prices and higher fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense decreased $1.0 million, or 5 percent, from 2017 primarily due to lower MISO‑related expense. (See Operating Revenue – Utility.)

Operating and Maintenance expense decreased $1.7 million, or 3 percent, from 2017 primarily due to lower salary and benefit expenses, and lower materials purchased for generation facilities, partially offset by additional severance expense of $0.3 million in 2018.

Interest Expense increased $1.4 million, or 10 percent, from 2017 primarily due to higher average long-term debt balances, higher interest rates, and $0.6 million of interest on Minnesota Power’s reserve for interim rate refunds. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC decreased $1.9 million, or 32 percent, from 2017 primarily due to the federal income tax rate change enacted as part of the TCJA, partially offset by additional investments in ATC. (See Note 7. Investment in ATC.)

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Income Tax Benefit was $1.3 million in 2018 compared to income tax expense of $19.9 million in 2017. Income tax expense in 2017 included the impact of a regulatory outcome related to the allocation of North Dakota investment tax credits. Income tax benefit in 2018 reflects the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA and lower pre-tax income, partially offset by $0.9 million of additional income tax expense related to changes enacted as part of the TCJA for the executive compensation deduction. (See Note 6. Regulatory Matters.)

In the third quarter of 2017, as a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue and reduced the corresponding regulatory liability by $14.3 million resulting in an income tax expense of $6.1 million. In addition, Regulated Operations recorded an income tax expense of $7.9 million for North Dakota investment tax credits transferred to Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of $7.9 million for the North Dakota investment tax credits transferred from Regulated Operations.

We expect our annual effective tax rate in 2018 to be lower than 2017 due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income.

ALLETE Clean Energy

Quarter Ended September 30,	2018	2017
Millions
Operating Revenue	$15.0	$13.5
Net Income	$1.0	$0.6

Operating Revenue increased $1.5 million, or 11 percent, from 2017 primarily due to higher kWh sales resulting from more wind resources.

	Quarter Ended September 30,
	2018		2017
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Lake Benton	43.7	$2.6	32.5	$2.2
Storm Lake II	18.6	1.8	19.7	1.9
Condon	17.0	1.4	14.7	1.2
Storm Lake I	30.9	2.7	28.1	2.6
Chanarambie/Viking	46.5	3.0	36.3	2.6
Armenia Mountain	38.6	3.5	31.2	3.0
Total Production and Operating Revenue	195.3	$15.0	162.5	$13.5

Net Income increased $0.4 million from 2017. Net income in 2018 included higher revenue resulting from more wind resources and $0.8 million after-tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy. These increases were partially offset by higher operating and maintenance expenses.

U.S. Water Services

Quarter Ended September 30,	2018	2017
Millions
Operating Revenue	$45.0	$40.2
Net Income	$1.7	$1.3

Operating Revenue increased $4.8 million, or 12 percent, from 2017 primarily due to the acquisition of Tonka Water in September 2017 and higher sales of chemicals and related services. Revenue from chemical sales and related services was $38.7 million in 2018 compared to $35.3 million in 2017. Revenue from capital projects was $6.3 million for 2018 compared to $4.9 million in 2017; capital project sales can significantly fluctuate from period to period.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2018 AND 2017 (Continued)
U.S. Water Services (Continued)

Net Income increased $0.4 million from 2017. Net income in 2018 included a lower federal income tax rate and increased revenue primarily resulting from the September 2017 acquisition of Tonka Water and higher sales of chemicals and related services, partially offset by higher operating expenses. The third quarter of 2018 was also negatively impacted by the timing of capital project sales.

Corporate and Other

Operating Revenue decreased $4.5 million, or 14 percent, from 2017 primarily due to lower land sales at ALLETE Properties.

Net Loss was $1.8 million in 2018 compared to net income of $8.8 million in 2017. Net income in 2017 included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. The net loss in 2018 included lower revenue at ALLETE Properties and additional income tax expense recorded in 2018 as GAAP requires the recognition of quarterly income tax expense at the estimated annual effective tax rate. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes. The net loss at ALLETE Properties was $0.4 million in 2018 compared to net income of $0.2 million in 2017. Net income at BNI Energy was $1.7 million in 2018 compared to net income of $1.8 million in 2017.

Income Taxes – Consolidated

For the quarter ended September 30, 2018, the effective tax rate was 1.3 percent (24.0 percent for the quarter ended September 30, 2017). The decrease from 2017 was primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income. (See Regulated Operations - Income Tax Expense.)

We expect our annual effective tax rate in 2018 to be lower than 2017 due to the lower federal income tax rate enacted as part of the TCJA, and lower pre-tax income. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.) The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a stand-alone basis, and this may cause quarter to quarter differences in the timing of income taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2018	2017
Millions
Operating Revenue – Utility	$789.3	$824.1
Fuel, Purchased Power and Gas – Utility	300.6	283.2
Transmission Services – Utility	53.1	53.1
Operating and Maintenance	160.7	165.4
Depreciation and Amortization	118.3	118.3
Taxes Other than Income Taxes	39.9	38.7
Operating Income	116.7	165.4
Interest Expense	(45.5)	(42.6)
Equity Earnings in ATC	13.0	17.3
Other Income	4.0	4.0
Income Before Income Taxes	88.2	144.1
Income Tax Expense (Benefit)	(11.5)	34.0
Net Income	$99.7	$110.1

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Operating Revenue – Utility decreased $34.8 million, or 4 percent, from 2017 reflecting interim rate refund reserves, the impact of a regulatory outcome in 2017 related to the allocation of North Dakota investment tax credits, lower transmission revenue, provision for tax reform refund related to income tax changes resulting from the TCJA, and lower financial incentives under the Minnesota conservation improvement program, partially offset by higher revenue from cost recovery rider revenue, kWh sales, fuel clause adjustment recoveries, and conservation improvement program recoveries.

Interim rates, net of reserves, decreased $24.5 million from 2017 as interim rate refund reserves were recognized during 2018 due to the regulatory outcome of the MPUC’s decisions in Minnesota Power’s 2016 general rate case. (See Note 6. Regulatory Matters.)

Revenue decreased $14.3 million due to the impact of a regulatory outcome in the third quarter of 2017 related to the allocation of North Dakota investment tax credits. (See Note 6. Regulatory Matters.)

Transmission revenue decreased $12.3 million primarily due to lower MISO-related revenue and a $4.4 million out-of-period adjustment for an estimated true-up of MISO rates that were billed in 2017 and are expected to be credited to customers in 2019.

Provision for tax reform refund of $10.0 million related to income tax changes resulting from the TCJA was recognized during 2018. We have recorded the impact of these income tax changes for Minnesota Power and SWL&P as regulatory liabilities. (See Note 6. Regulatory Matters.)

Financial incentives under the Minnesota conservation improvement program were lower by $2.5 million from 2017 as a result of MPUC-approved modifications to the mechanism for calculating the financial incentives.

Cost recovery rider revenue increased $9.0 million primarily due to fewer production tax credits recognized by Minnesota Power and higher expenditures related to the construction of the GNTL. Production tax credits recognized below those assumed in Minnesota Power base rates result in increased cost recovery rider revenue to offset the impact of lower production tax credits on income tax expense.

Revenue from kWh sales increased $7.9 million from 2017 primarily due to higher sales to Residential, Commercial and Municipal customers in 2018. Sales to Residential, Commercial and Municipal customers increased in 2018 primarily due to more favorable weather conditions in 2018 compared to 2017. Sales to Industrial customers were similar to 2017 reflecting lower sales to UPM Blandin as a result of the closure of the smaller of its two paper machines in the fourth quarter of 2017 and Husky Energy due to an April 2018 fire at its refinery in Superior, Wisconsin, mostly offset by increased taconite production. Sales to Other Power Suppliers decreased 1.5 percent from 2017 which was more than offset by higher pricing. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

Kilowatt-hours Sold			Quantity	%
Nine Months Ended September 30,	2018	2017	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	836	791	45	5.7%
Commercial	1,075	1,061	14	1.3%
Industrial	5,418	5,437	(19)	(0.3)%
Municipal	603	591	12	2.0%
Total Retail and Municipal	7,932	7,880	52	0.7%
Other Power Suppliers	2,976	3,022	(46)	(1.5)%
Total Regulated Utility Kilowatt-hours Sold	10,908	10,902	6	0.1%

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Continued)
Regulated Operations (Continued)

Fuel adjustment clause recoveries increased $6.5 million due to higher fuel and purchased power costs attributable to retail and municipal customers.

Conservation improvement program recoveries increased $4.4 million from 2017 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Operating Expenses increased $13.9 million, or 2 percent, from 2017.

Fuel, Purchased Power and Gas – Utility expense increased $17.4 million, or 6 percent, from 2017 primarily due to higher purchased power prices, partially offset by lower fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense decreased $4.7 million, or 3 percent, from 2017 primarily due to lower salary and benefit expenses, and lower materials purchased for generation facilities, partially offset by a $4.4 million increase in conservation improvement program expenses and additional severance expense of $0.9 million in 2018. Conservation improvement program expenses are recovered from certain retail customers. (See Operating Revenue – Utility.)

Interest Expense increased $2.9 million, or 7 percent, from 2017 primarily due to higher average long-term debt balances, higher interest rates and $1.5 million of interest on Minnesota Power’s reserve for interim rate refunds. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC decreased $4.3 million, or 25 percent, from 2017 primarily due to the federal income tax rate change enacted as part of the TCJA, partially offset by additional investments in ATC. (See Note 7. Investment in ATC.)

Income Tax Benefit was $11.5 million in 2018 compared to income tax expense of $34.0 million in 2017. Income tax benefit in 2018 reflects the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA and lower pre-tax income, partially offset by $0.9 million of additional income tax expense related to changes enacted as part of the TCJA for the executive compensation deduction. Income tax expense in 2017 included the impact of a regulatory outcome in 2017 related to the allocation of North Dakota investment tax credits, (See Note 6. Regulatory Matters.)

In third quarter of 2017, as a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue and reduced the corresponding regulatory liability by $14.3 million resulting in an income tax expense of $6.1 million. In addition, Regulated Operations recorded an income tax expense of $7.9 million for North Dakota investment tax credits transferred to Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of $7.9 million for the North Dakota investment tax credits transferred from Regulated Operations.

We expect our annual effective tax rate in 2018 to be lower than 2017 due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income.

ALLETE Clean Energy

Nine Months Ended September 30,	2018	2017
Millions
Operating Revenue	$57.9	$56.8
Net Income	$15.9	$11.1

Operating Revenue increased $1.1 million, or 2 percent, from 2017 primarily due to higher kWh sales resulting from more wind resources.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Continued)
ALLETE Clean Energy (Continued)

	Nine Months Ended September 30,
	2018		2017
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Lake Benton	163.1	$8.8	166.7	$8.8
Storm Lake II	98.2	7.0	102.9	7.1
Condon	75.3	6.1	59.5	4.9
Storm Lake I	134.7	8.9	147.2	9.0
Chanarambie/Viking	184.6	10.2	181.8	10.0
Armenia Mountain	185.6	16.9	181.4	17.0
Total Production and Operating Revenue	841.5	$57.9	839.5	$56.8

Net Income increased $4.8 million, or 43 percent, from 2017. Net income in 2018 included a lower federal income tax rate enacted as part of the TCJA, higher revenue resulting from more wind resources and $5.3 million after-tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy. Of the $5.3 million after-tax in additional production tax credits, $2.7 million resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. These increases were partially offset by higher operating and maintenance expenses.

U.S. Water Services

Nine Months Ended September 30,	2018	2017
Millions
Operating Revenue	$124.7	$110.7
Net Income	$0.5	$1.6

Operating Revenue increased $14.0 million, or 13 percent, from 2017 primarily due to the acquisition of Tonka Water in September 2017 and higher sales of chemicals and related services. Revenue from chemical sales and related services was $105.7 million in 2018 compared to $98.7 million in 2017. Revenue from capital projects was $19.0 million for 2018 compared to $12.0 million in 2017; capital project sales can significantly fluctuate from period to period.

Net Income decreased $1.1 million from 2017. Net income in 2018 included higher operating expenses, partially offset by increased revenue primarily resulting from the September 2017 acquisition of Tonka Water and higher sales of chemicals and related services. The first nine months of 2018 were also negatively impacted by the timing of capital project sales. Net income in 2018 included $0.6 million of after-tax expense recognized as cost of sales related to purchase accounting for sales backlog.

Corporate and Other

Operating Revenue decreased $11.4 million, or 13 percent, from 2017 primarily due to lower land sales at ALLETE Properties and a decrease in revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses in 2018 compared to 2017.

Net Loss was $3.1 million in 2018 compared to net income of $8.0 million in 2017. Net income in 2017 included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. The net loss in 2018 included additional income tax expense recorded in 2018 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate. Net income at BNI Energy was $5.3 million in 2018 compared to net income of $5.6 million in 2017. The net loss at ALLETE Properties was $1.5 million in 2018 compared to a net loss of $1.4 million in 2017.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Continued)

Income Taxes – Consolidated

For the nine months ended September 30, 2018, the effective tax rate was a benefit of 8.3 percent (expense of 20.9 percent for the nine months ended September 30, 2017). The decrease from 2017 was primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, and lower pre-tax income. (See Regulated Operations - Income Tax Expense.)

We expect our annual effective tax rate in 2018 to be lower than 2017 due to the lower federal income tax rate enacted as part of the TCJA, and lower pre-tax income. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

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

Valuation of Goodwill and Intangible Assets.

Goodwill. Our 2017 annual testing of U.S. Water Services’ goodwill for impairment indicated that the calculated fair value of equity for the reporting unit exceeded the carrying value. Significant assumptions utilized in the fair value calculation included a discount rate of 10.75 percent, cash flow forecasts through 2022, annual revenue growth rates ranging from 7 percent to 9 percent, excluding 13 percent of revenue growth in 2018 related to the year over year impact of the acquisition of Tonka Water, and a terminal growth rate of 4.0 percent. If U.S. Water Services fails to meet expected cash flow forecasts by a nominal margin or there are changes to other significant assumptions used in the Company’s valuation under the income approach, the results of our future tests could result in an impairment of goodwill; our next annual impairment test will occur in the fourth quarter of 2018. Subsequent to our 2017 annual impairment test, there have been no triggering events or indicators of impairment of goodwill.

OUTLOOK

For additional information see our 2017 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average annual earnings per share growth of 5 percent to 7 percent, and providing a dividend payout competitive with our industry. Regulated Operations is projected to have average annual earnings growth of 3 percent to 4 percent and our Energy Infrastructure and Related Services businesses are projected to have average annual earnings growth of approximately 15 percent.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

In February 2017, Minnesota Power filed an additional request to further reduce its requested interim rate increase. In an April 2017 order, the MPUC approved Minnesota Power’s updated retail rate request resulting in a reduction in the annual interim rate increase to $32.2 million beginning in May 2017. As a result of working with intervenors and further developments as the rate review progressed, Minnesota Power’s final rate request was adjusted to approximately $49 million on an annualized basis. In an order dated March 12, 2018, the MPUC affirmed determinations made at a hearing on January 18, 2018, regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Upon commencement of final rates, we expect additional revenue of approximately $13 million on an annualized basis. Final rates are expected to commence in the fourth quarter of 2018; interim rates will be collected through this period which are fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund of $57.5 million as of September 30, 2018 ($32.3 million as of December 31, 2017). The MPUC also disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in the fourth quarter of 2017.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

In September 2017, Minnesota Power informed its EITE customers that it had suspended the EITE discount due to a concern that it was not revenue and cash flow neutral to Minnesota Power based on an MPUC decision at a hearing in September 2017, as well as the interim rate reduction and decisions in its 2016 general rate case. Based on the MPUC’s decisions at a hearing on January 18, 2018, as part of Minnesota Power’s 2016 general rate case, Minnesota Power reinstated the EITE discount effective January 1, 2018. Minnesota Power expects the discount to EITE customers to be approximately $15 million annually based on EITE customer current operating levels. While interim rates are in effect for Minnesota Power’s 2016 general rate case, discounts provided to EITE customers will offset interim rate refund reserves for non-EITE customers. Minnesota Power provided $4.1 million and $12.2 million of discounts to EITE customers during the quarter and nine months ended September 30, 2018, respectively ($2.7 million and $8.6 million for the quarter and nine months ended September 30, 2017, respectively).

2016 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a 2017 PSCW retail rate order effective August 2017 that allows for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 2017 were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity. On an annualized basis, SWL&P expects to collect additional revenue of $2.5 million under the 2017 PSCW retail rate order.

2018 Wisconsin General Rate Case. On May 25, 2018, SWL&P filed a rate increase request with the PSCW requesting an average increase of 2.7 percent for retail customers (2.0 percent increase in electric rates; 2.3 percent increase in natural gas rates; and 8.3 percent increase in water rates). The filing seeks an overall return on equity of 10.5 percent and a 55.41 percent equity ratio. On an annualized basis, the filing requested additional revenue of approximately $2.4 million. SWL&P anticipates new rates will go into effect in the first quarter of 2019. We cannot predict the level of rates that may be approved by the PSCW.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 50 percent of our regulated utility kWh sales in the nine months ended September 30, 2018, were made to our industrial customers (50 percent in the nine months ended September 30, 2017).

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 78 percent of capacity during the first nine months of 2018 compared to 75 percent in the first nine months of 2017. The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2018 will increase by approximately 2 percent compared to 2017.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

Northshore Mining. Cliffs has announced that it is investing further in Minnesota ore operations, specifically planning to invest approximately $90 million through 2020 to expand capacity for producing direct reduced-grade pellets at Northshore Mining. The additional direct reduced-grade pellets could be sold commercially or used to supply Cliff’s planned hot briquetted iron production plant in Toledo, Ohio. Minnesota Power has a long-term PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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

ERP Iron Ore / Magnetation. In 2015, Magnetation filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Minnesota, citing the significant decrease in global iron ore prices and its existing capital structure. In 2016, Magnetation idled its Plant 2 facility in Bovey, Minnesota. In 2016, the bankruptcy court approved plans to idle Magnetation’s Plant 4 facility near Grand Rapids, Minnesota, and its pellet plant in Reynolds, Indiana, as well as terminate Magnetation’s pellet purchase agreement with AK Steel Corporation. Magnetation subsequently idled the facilities.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

UPM Blandin. In October 2017, UPM-Kymmene Corporation announced that in light of the global market for graphic papers, and to sustain its competitiveness and leading position in the market, it planned to permanently close the smaller of UPM Blandin’s two paper machines located in Grand Rapids, Minnesota; the closure was completed in the fourth quarter of 2017. Paper production related to the other paper machine is planned to continue at UPM Blandin. Minnesota Power provides electric and steam service to UPM Blandin. In October 2018, Minnesota Power amended and extended its electric service agreement with UPM Blandin through 2028, subject to MPUC approval.

Verso Corporation. In the third quarter of 2018, Minnesota Power amended and extended its electric service agreement with Verso Corporation through 2024, subject to MPUC approval.

Pipeline and Other Industries.

Husky Energy. On April 26, 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until sometime in 2020.

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

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. On January 5, 2018, the DNR released PolyMet’s draft permit to mine and opened a public comment period through March 6, 2018. Public hearings were held in February 2018 to review the draft permit to mine as well as the MPCA’s draft water quality permit, draft air quality permit and draft water quality certification. On June 28, 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a 10-year power supply contract with PolyMet that would begin upon start-up of operations.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

OUTLOOK (Continued)
EnergyForward(Continued)

In July 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas energy PPA. These agreements are subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined‑cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a September 2017 order, the MPUC approved Minnesota Power’s request that approval for the natural gas energy PPA be decided through a contested case process. On July 2, 2018, an administrative law judge issued a recommendation that the MPUC deny approval of the NTEC agreements; the recommendation is not binding on the MPUC. On July 23, 2018, Minnesota Power filed exceptions to the administrative law judge’s recommendation. At a hearing on October 29, 2018, the MPUC approved Minnesota Power’s request for approval of the NTEC agreements. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet including potential early retirement scenarios of Boswell Units 3 and 4, including a securitization plan. The MPUC also approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2020.

On June 18, 2018, Minnesota Power filed a separate petition for approval of the PPA for the output of the 10 MW solar energy facility to be located in central Minnesota, which was approved by the MPUC in an order dated October 2, 2018. On August 22, 2018, Minnesota Power filed a separate petition for approval of an amended PPA for the output of the 250 MW wind energy facility to be located in southwestern Minnesota.

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

Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW utility scale solar project at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. In an order dated October 2, 2018, the MPUC approved a PPA for the output of the 10 MW Blanchard solar energy facility to be located in central Minnesota. Minnesota Power believes Camp Ripley, the community solar garden arrays, and the PPA for the output of the 10 MW Blanchard solar energy facility will meet approximately two‑thirds of the overall mandate with an increase in solar rebates and community solar garden subscriptions expected to meet a portion of the required small scale solar mandate.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

Minnesota Power has an approved cost recovery rider for investments and expenditures related to Bison. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were provisionally approved by the MPUC in an order dated July 30, 2018, subject to further review by the MPUC.

Tenaska PPA. In the third quarter of 2018, Minnesota Power and an affiliate of Tenaska signed an amended long-term PPA that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwest Minnesota for a 20-year period beginning in 2020. The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered. This agreement is subject to MPUC approval and construction of the wind energy facility.

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

The third PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The PPA is subject to the construction of the GNTL and MMTP. The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

The fourth PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL and MMTP. (See Great Northern Transmission Line.)

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

In 2015, a certificate of need was approved by the MPUC. Based on this approval, Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Note 6. Regulatory Matters.) Also in 2015, the FERC approved our request to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers. In a 2016 order, the MPUC approved the route permit for the GNTL which largely follows Minnesota Power’s preferred route, including the international border crossing, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $314.9 million have been incurred through September 30, 2018, of which $163.3 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which remains pending. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP. The NEB determined that Manitoba Hydro’s application was complete in December 2017, and held public hearings in June 2018. The NEB is required to make a decision on the MMTP by March 2019, but is not precluded from making a decision prior to that date. Approval of the Canadian federal cabinet is also required.

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP by December 2018. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

Construction of Manitoba Hydro’s Keeyask hydroelectric generation facility, which will provide the power to be sold under PPAs with Minnesota Power and transmitted on the MMTP and the GNTL, commenced in 2014 and is anticipated to be in service by early 2021.

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. As of September 30, 2018, our equity investment in ATC was $126.0 million ($118.7 million as of December 31, 2017). In the first nine months of 2018, we invested $5.0 million in ATC, and on October 31, 2018, we invested an additional $1.2 million. We expect to make no additional investments in 2018. (See Note 7. Investment in ATC.)

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

ATC’s 10-year transmission assessment, which covers the years 2018 through 2027, identifies a need for between $2.8 billion and $3.4 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

OUTLOOK (Continued)

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

ALLETE Clean Energy will pursue growth through acquisitions or project development. ALLETE Clean Energy is targeting acquisitions of existing facilities up to 200 MW each, which have long-term PSAs in place for the facilities’ output. At this time, ALLETE Clean Energy expects acquisitions or development of new facilities will be primarily wind or solar facilities in North America. ALLETE Clean Energy is also targeting the development of new facilities up to 200 MW each, which will have long‑term PSAs in place for the output or may be sold upon completion.

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

In January 2017, ALLETE Clean Energy announced that it will develop a wind energy facility of up to 50 MW which was sold to Montana-Dakota Utilities; construction and sale were completed on October 31, 2018, with after-tax profit of approximately $9 million recognized in the fourth quarter of 2018. ALLETE Clean Energy also constructed and sold a 107 MW wind energy facility to Montana-Dakota Utilities in 2015.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

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

In September 2017, U.S. Water Services acquired Tonka Water for total consideration of $19.2 million. Tonka Water is a supplier of municipal and industrial water treatment systems that expands U.S. Water Services’ geographic and customer markets.

U.S. Water Services expected cash flow from operating activities of approximately $15 million in 2018 ($12 million in 2017); however, cash flow from operating activities in 2018 is expected to be impacted by the timing of capital project sales resulting in increased expected cash flow from operating activities in 2019.

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.4 million tons of lignite coal in 2018 (4.7 million tons were sold in 2017) and has sold 3.4 million tons for the nine months ended September 30, 2018 (3.5 million tons were sold for the nine months ended September 30, 2017). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park, with approximately 1,900 acres combined of land available for sale. In addition to these two projects, ALLETE Properties has approximately 600 acres of other land available for sale. Market conditions can impact land sales and could result in our inability to cover our cost basis and operating expenses including fixed carrying costs such as community development district assessments and property taxes.

Our revised strategy incorporates the possibility of a bulk sale of ALLETE Properties entire portfolio. Proceeds from a bulk sale would be strategically deployed to support growth in ALLETE Clean Energy and U.S. Water Services, collectively our Energy Infrastructure and Related Services businesses. ALLETE Properties continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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

We expect the federal income tax rate change of the TCJA to result in lower income tax expense on an ongoing basis for our Regulated Operations, ALLETE Clean Energy and U.S. Water Services segments as well as our Corporate and Other businesses. The lower income tax expense for our Regulated Operations segment is mostly offset by lower revenue as most of the benefits of the TCJA will be returned to customers under regulatory proceedings with the MPUC and PSCW. (See Note 6. Regulatory Matters.) We do not expect a material impact on the Company’s ability to utilize its federal and state NOL and tax credit carryforwards due to the TCJA.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2018, we had cash and cash equivalents of $128.0 million, $389.0 million in available consolidated lines of credit and a debt-to-capital ratio of 42 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2018%		December 31, 2017%
Millions
Shareholders’ Equity	$2,116.1	58	$2,068.2	58
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,527.9	42	1,513.3	42
	$3,644.0	100	$3,581.5	100

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2018	2017
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$110.1	$38.3
Cash Flows from (used for)
Operating Activities	298.1	307.2
Investing Activities	(207.8)	(151.7)
Financing Activities	(58.9)	(74.3)
Change in Cash, Cash Equivalents and Restricted Cash	31.4	81.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$141.5	$119.5

Operating Activities. Cash from operating activities was lower in 2018 compared to 2017 primarily due to an increase in inventory at ALLETE Clean Energy for the wind energy facility being constructed for sale to Montana-Dakota Utilities and higher contributions to the defined benefit pension plans. These decreases were partially offset by higher amounts collected from customers under cost recovery riders which are anticipated to be refunded in future periods and timing of payments on accounts payable.

Investing Activities. Cash used for investing activities was higher in 2018 compared to 2017 primarily due to higher capital expenditures.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Cash Flows (Continued)

Financing Activities. Cash used for financing activities was lower in 2018 due to lower repayments of long-term debt and lower contingent consideration payments. These decreases in cash used for financing activities were partially offset by higher dividends on common stock as well as lower proceeds from the issuance of common stock and long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2018, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2017), the majority of which expire in October 2020. We had $18.0 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of September 30, 2018 ($11.9 million in standby letters of credit and no outstanding draws as of December 31, 2017). In addition, as of September 30, 2018, we had 3.0 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in August 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance. For the nine months ended September 30, 2018, no shares of common stock were issued under this agreement (1.0 million shares were issued for the nine months ended September 30, 2017, resulting in net proceeds of $65.7 million). The shares issued in 2017 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the nine months ended September 30, 2018, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $14.6 million (0.2 million shares were issued for the nine months ended September 30, 2017, resulting in net proceeds of $14.8 million). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-188315, 333-183051 and 333-162890.

On April 16, 2018, ALLETE issued and sold $60.0 million of its First Mortgage Bonds (the Bonds) that bear interest at 4.07 percent. The Bonds will mature in April 2048 and were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. (See Note 8. Short-Term and Long-Term Debt.)

On October 3, 2018, and October 17, 2018, ALLETE repaid $20.0 million and $10.0 million, respectively, under an unsecured term loan due in 2020.

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. During the nine months ended September 30, 2018, we contributed $15.0 million in cash to the defined benefit pension plans. We do not expect to make additional contributions to our defined benefit pension plans in 2018, and we do not expect to make any contributions to our other postretirement benefit plans in 2018. (See Note 12. Pension and Other Postretirement Benefit Plans.)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2017 Form 10-K, with additional disclosure in Note 13. Commitments, Guarantees and Contingencies.

Credit Ratings. Access to reasonably priced capital markets is dependent in part on credit and ratings. Our securities have been rated by S&P Global Ratings and by Moody’s. Rating agencies use both quantitative and qualitative measures in determining a company’s credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective. Our current credit ratings are listed in the following table:

ALLETE, Inc. Third Quarter 2018 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Credit Ratings (Continued)

Credit Ratings	S&P Global Ratings	Moody’s
Issuer Credit Rating	BBB+	A3
Commercial Paper	A-2	P-2
First Mortgage Bonds	(a)	A1

(a)	Not rated by S&P Global Ratings.

The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

On February 6, 2018, S&P Global Ratings revised its credit rating outlook on ALLETE to negative from stable, while affirming its issuer and commercial paper ratings on ALLETE. S&P Global Ratings cited the potential effect of the TCJA on the Company’s cash flows and S&P Global Ratings’ assessment of the Company’s regulatory risk following Minnesota Power’s recent general rate case as its rationale for issuing the negative outlook.

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

The Company believes it is well-positioned to meet its liquidity needs. As of September 30, 2018, we had cash and cash equivalents of $128.0 million, $389.0 million in available consolidated lines of credit and a debt-to-equity ratio of 42 percent. Our cash from operating activities for the year ended December 31, 2017, was $402.9 million. In addition, as of September 30, 2018, we had 3.0 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc.

Capital Requirements. Our capital expenditures for 2018 and 2019 are expected to be approximately $350 million and $470 million, respectively. The increase from the 2018 and 2019 capital expenditures projected in our 2017 Form 10-K is primarily due to the 80 MW wind energy facility ALLETE Clean Energy will build, own and operate pursuant to a 15‑year PSA with NorthWestern Corporation. (See Item 7. Management’s Discussion and Analysis – Outlook – Energy Infrastructure and Related Services – ALLETE Clean Energy.) For the nine months ended September 30, 2018, capital expenditures totaled $215.5 million ($135.8 million for the nine months ended September 30, 2017). The expenditures were primarily made in the Regulated Operations and ALLETE Clean Energy segments.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

OTHER (Continued)

Employees.

As of September 30, 2018, ALLETE had 1,929 employees, of which 1,881 were full-time.

Minnesota Power and SWL&P have an aggregate of 487 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The labor agreements with IBEW Local 31 expired on January 31, 2018, and on February 1, 2018, Minnesota Power, SWL&P and IBEW Local 31 agreed to amend the current contracts and extend the expiration to April 30, 2020, and February 1, 2021, respectively.

BNI Energy has 183 employees, of which 140 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2018, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 2. Investments.)

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2018, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.8 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2018.

ALLETE, Inc. Third Quarter 2018 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2018, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ALLETE, Inc. Third Quarter 2018 Form 10-Q

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
99
ALLETE News Release dated November 1, 2018, announcing 2018 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

ALLETE, Inc. Third Quarter 2018 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 1, 2018	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 1, 2018	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. Third Quarter 2018 Form 10-Q